Form 10-Q
period 2006-09-30
Amtrust Financial Services, Inc.
filed 2006-12-21
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission file no. 001-33143

AmTrust Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3106389
(State or other jurisdiction of	IRS Employer Identification No.)
incorporation or organization)

59 Maiden Lane, 6th Floor, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

(212) 220-7120
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated Filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of December 1, 2006, the Registrant had one class of Common Stock ($.01 par value), of which 59,959,000 shares were issued and outstanding.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited).	3

	Condensed Consolidated Statements of Income and Comprehensive Net Income
	— Three months ended September 30, 2006 and 2005 (unaudited)
	— Nine months ended September 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity
	— Nine months ended September 30, 2006 and 2005 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	— Three months ended September 30, 2006 and 2005 (unaudited)
	— Nine months ended September 30, 2006 and 2005 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2006	December 31, 2005
Assets	(Unaudited)
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $315,559; $148,904)	$317,682	$151,104
Fixed maturities, available-for-sale, at market value (amortized cost $69,786; $40,007)	70,523	39,876
Equity securities, available-for-sale, at market value (cost $82,260; $37,350)	81,690	32,755
Short-term investments	195,041	74,732
Other Investments	1,138	1,498
Total investments	666,074	299,965
Cash and cash equivalents	51,065	115,847
Accrued interest and dividends	5,693	2,772
Premiums receivable, net	133,069	81,070
Receivables from discontinued operations	2,091	3,571
Reinsurance recoverable	35,482	17,667
Funds held with reinsured companies	155	-
Prepaid reinsurance premiums	76,130	19,281
Prepaid expenses and other assets	13,466	9,138
Deferred policy acquisition costs	41,057	23,751
Deferred tax asset	13,545	9,396
Property and equipment, net	9,619	7,724
Goodwill and intangible assets	30,287	22,708
Total assets	$1,077,733	$612,890
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss expense reserves	$250,777	$168,007
Unearned premiums	305,706	156,802
Ceded reinsurance premiums payable	16,285	17,782
Reinsurance payable on paid losses	1,996	1,951
Federal income tax payable	4,632	8,925
Funds held under reinsurance treaties	11,688	3,034
Accrued expenses and other current liabilities	82,531	61,430
Note payable, bank	-	25,000
Junior subordinated debt	82,476	51,548
Total liabilities	756,091	494,479
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 59,959,000 and 24,089,286 issued and outstanding in 2006 and 2005 respectively	600	241
Preferred stock, $.01 par value; 10,000,000 shares authorized, 1,000 issued and outstanding in 2005	-	60,000
Additional paid-in capital	238,863	12,406
Accumulated other comprehensive income (loss)	1,126	(5,014)
Retained earnings	81,053	50,778
Total stockholders’ equity	321,642	118,411
	$1,077,733	$612,890

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30, 2006 (Unaudited)	Three Months Ended September 30, 2005 (Unaudited)	Nine Months Ended September 30, 2006 (Unaudited)	Nine Months Ended September 30, 2005 (Unaudited)
Revenues:
Premium income:
Net premiums written	$105,599	$63,061	$314,343	$203,743
Change in unearned premiums	22,073	2,655	88,572	45,597
Net earned premium	83,526	60,406	225,771	158,146
Commission and fee income	2,879	2,212	8,935	5,272
Net investment income	7,539	4,067	18,960	8,206
Net realized gain	4,044	2,161	10,135	3,590
Total revenues	97,988	68,846	263,801	175,214
Expenses:
Loss and loss adjustment expense	55,350	40,527	146,008	108,035
Salaries and benefits	8,014	3,804	19,746	10,625
Policy acquisition expenses	10,635	7,879	27,107	22,852
Other insurance general and administrative expense	2,550	3,050	15,588	11,763
Other underwriting expenses	3,106	1,705	8,873	3,680
Total expenses	79,655	56,965	217,322	156,955
Operating income from continuing operations	18,333	11,881	46,479	18,259
Other income (expenses):
Foreign currency gain (loss)	473	-	457	-
Interest expense	(1,410)	(1,133)	(3,653)	(1,734)
Total other expenses	(937)	(1,133)	(3,196)	(1,734)
Income from continuing operations before provision for income taxes	17,396	10,748	43,283	16,525
Provision for income taxes	4,983	2,754	12,058	5,419
Income from continuing operations	12,413	7,994	31,225	11,106
Discontinued operations:
Foreign currency gain from discontinued operations	-	-	-	20,572
Gain (loss) from discontinued operations	-	(1,074)	250	(3,459)
Income from discontinued operations	-	(1,074)	250	17,113
Net income	12,413	6,920	31,475	28,219
Preferred stock dividends	-	-	-	(1,200)
Net income available to common shareholders	$12,413	$6,920	$31,475	$27,019
Earnings per common share:
Basic - EPS	$0.21	$0.29	$0.57	$1.12
Diluted - EPS	0.21	0.20	0.57	0.82
Dividends Declared Per Share	$.02	-	$.02	-

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

Nine Months Ended September 30, 2006 and September 30, 2005
	Common stock	Preferred stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balance, December 31, 2004	$241	$60,000	$12,406	$22,162	$24,019	$118,828
Comprehensive income, net of tax:
Net income					28,219	28,219
Unrealized holding gain				(15)		(15)
Reclassification Adjustment				(1,086)		(1,086)
Foreign currency translation				(22,449)		(22,449)
Comprehensive income, net of tax:						4,669
Preferred Stock					(9,600)	(9,600)
Balance, September 30, 2005	241	60,000	12,406	(1,388)	42,638	113,897

Balance, December 31, 2005	$241	$60,000	$12,406	(5,014)	50,778	118,411
Comprehensive income, net of tax:
Net income	-	-	-	-	31,475	31,475
Unrealized holding gain				2,371		2,371
Reclassification adjustment				1,644		1,644
Foreign currency translation				2,125		2,125
Comprehensive income, net of tax:				-	-	37,615
Issuance of common stock	256		166,085			166,341
Stock option compensation			475			475
Conversion of Preferred Stock	103	(60,000)	59,897	-	-	-
Common stock dividend					(1,200)	(1,200)
Balance, September 30, 2006	$600	-	238,863	1,126	81,053	321,642

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30, 2006 (Unaudited)	Nine Months Ended September 30, 2005 (Unaudited)
Cash flows from operating activities:
Net income from continuing operations	$31,225	$31,678
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,068	190
Realized (gain) on marketable securities	(10,135)	(3,590)
Bad debt expense	1,778	3,102
Gain/(Loss) from discontinued operations	250	(3,459)
Foreign currency gain - discontinued operations	-	(20,572)
Changes in assets - (increase) decrease:
Premiums receivable	(53,777)	(29,358)
Reinsurance recoverable	(17,816)	(3,002)
Deferred policy acquisition costs, net	(17,305)	(3,987)
Prepaid reinsurance premiums	(56,849)	-
Prepaid expenses and other assets	(7,405)	(6,172)
Deferred tax asset	(4,149)	(2,168)
Receivables from discontinued operations	1,480	8,693
Changes in liabilities (decrease):
Reinsurance payable on paid losses	(1,497)	13,913
Accrued expenses and other current liabilities	16,853	3,836
Loss and loss expense reserve	82,770	58,288
Unearned premiums	148,904	43,597
Funds held under reinsurance treaties	8,654	(6,206)
Net cash provided in operating activities	126,049	84,783
Cash flows from investing activities:
Net Purchases of securities with fixed maturities	(191,084)	(66,105)
Net Purchases of equity securities	(38,800)	(25,556)
Net Sales (Purchases) of short-term investments	(120,309)	15,137
Purchases of other investments	360	-
Sale of real estate - discontinued operations	-	152,646
Acquisition of subsidiaries and renewal rights	(9,963)	-
Purchase of property and equipment	(2,578)	(5,921)
Net cash provided by (used in) investing activities	(362,375)	70,201
Cash flows from financing activities:
Issuance of junior subordinated debentures	30,928	51,558
Payment of shareholder loans	-	(12,973)
Stock option compensation	475	-
Issuance of Common Stock	256	-
Additional paid-in-capital	166,085	-
Repayment of bank notes	(25,000)	(1,700)
Repayment of mortgage note - discontinued operations	-	(92,919)
Dividends paid on preferred stock	-	(9,600)
Dividends declared on Common Stock	(1,200)	-
Net cash provided by (used in) financing activities	171,544	(65,634)
Net increase in cash and cash equivalents	(64,782)	89,350
Cash and cash equivalents, beginning of the period	115,847	28,727
Cash and cash equivalents, end of year	$51,065	$118,077

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

1. Basis of Reporting

The accompanying condensed consolidated balance sheets as of December 31, 2005 (which has been derived from audited financial statements), the condensed unaudited consolidated balance sheet as of September 30, 2006 and the unaudited September 30, 2005 and 2006 condensed consolidated statements of income, changes in stockholders’ equity and cash flow have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented.

The consolidated condensed financial statements are unaudited and should be read in conjunction with AmTrust Financial Services, Inc.’s (the “Company”) audited financial statements for the year ended December 31, 2005 (see the Company's Registration Statement on Form S-1, filed June 12, 2006, as amended). A summary of more significant accounting policies are set forth in the notes to the audited consolidated financial statements of the company for the year ended December 31, 2005. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned and majority-owned domestic and foreign subsidiaries.

All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

2. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcations from the host if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testifying for the need to bifurcate the value embedded in the mortgage-backed securities related to the ability to prepay. The FASB is currently reviewing the removal of such exception. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 155 which becomes effective in 2007.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective in 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157 which becomes effective in 2007.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluation the materiality of errors. It allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006 (January 1, 2006 for calendar-year-end companies in either the 2006 year end Form 10-K or third quarter Form 10-Q). The adoption of SAB No. 108 did not have a material impact on the financial condition or results of operations of the Company.

3. Acquisitions

On June 1, 2006, the Company acquired 100% of the issued and outstanding capital stock of Wesco Insurance Company (“Wesco”) for $22,500, which included Wesco’s statutory surplus of $15,000 and an additional $7,500. All pre-closing liabilities of Wesco are guaranteed by the seller. Wesco is a Delaware-domiciled property and casualty insurance company which is licensed in all 50 states. Wesco continues to write certain business for the seller, subject to contractual maximums as prescribed in the purchase agreement. This business is completely reinsured by an insurance subsidiary of the seller. Wesco receives a fronting fee under this arrangement. The purchase price in excess of net assets acquired of $7,500 was allocated to state insurance licenses acquired as a part of this transaction, which is reflected as intangible assets in the accompanying condensed balance sheet as of September 30, 2006. These state licenses are deemed to be intangible assets with indefinite lives and as such are not subject to annual amortization, but will be tested annually for impairment. The acquisition is included in the Company's results of operations from the date of acquisition.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

On June 1, 2006, the Company acquired from Muirfield Underwriters, Ltd. (“Muirfield”), a subsidiary of Aon Corporation (“Aon”), the right to contract/conduct business with Muirfield’s producer networks, the right to renew a discrete set of in-force policies and a covenant not to compete from Aon. The producer network consists of approximately 275 independent agents and brokers in 11 states. The Company paid Muirfield $2,000 at closing and is obligated to pay a specified percentage of gross premiums written on new policies and renewal policies through the three year period ending May 31, 2009. This $2,000 purchase price is reflected as intangible assets in the accompanying condensed balance sheet as of June 30, 2006. Any additional consideration to the seller will be recorded as goodwill as these amounts become known.

4. Goodwill and Intangibles

The Company has determined that the intangible assets acquired in its acquisitions (except Wesco) consist of on-going businesses, which include four components: the right to contract/conduct business with the seller’s producer networks; the right to renew a discrete set of in-force policies; software and covenants not to compete, all of which were determined to be intangible assets with a finite useful life. This allocation was determined individually for each acquisition. The producer networks were recorded at $19,303 and is being amortized over 20 years on a straight line basis, the right to offer renewals on discrete sets of in-force policies were recorded at $1,580 and is being amortized over 7 years, calculated on an accelerated method, and the covenants not to compete were recorded at $426 and is being amortized over the life of the agreements on a straight line basis. Acquired software was recorded at $1,927 and is being amortized over 3 years. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the nine months ended September 30, 2006.

The composition of the intangible assets is summarized as follows (in 000’s):

September 30, 2006	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$2,006	$—	$2,006	N/A
Renewal Rights	1,580	445	1,135	7 years
Covenant not compete	426	138	288	5-9 years
Distribution network	19,303	1,695	17,608	20 years
Software	1,927	177	1,750	3 years
State Insurance Licenses	7,500	—	7,500	Indefinite life
Totals	$32,742	$2,455	$30,287	17.4 year average life

Amortization expense recorded during the nine months ended September 30, 2006 was $2,343.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Period Ended September 30,
	Third quarter		Nine months
	2006	2005	2006	2005
Basic Earnings Per share:
Net income available to common shareholders	$12,413	$6,920	$31,475	$27,019

Weighted Average number of common shares outstanding	59,959	24,089	54,879	24,089

Basic Earnings Per share	$0.21	$0.29	$0.57	$1.12

Diluted earnings per share:		(Proforma)		(Proforma)
Net income	$12,413	$6,920	$31,475	$28,219

Weighted Average number of common shares outstanding	59,959	24,089	54,879	24,089

Additional shares from stock-based compensation awards	78		78

Preferred shares convertible into common shares		10,275		10,275

Weighted number of common shares and potential common shares assumed outstanding or computing diluted earnings per share	60,037	34,364	54,958	34,364

Diluted Earnings Per share	$0.21	$0.20	$0.57	$0.82

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

6. Investments

The original cost, estimated market value and gross unrealized appreciation and depreciation of securities are presented in the tables below:

(a) Available-for-Sale Securities

As of September 30, 2006
	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$810	$-	$-	$810
Common stock	81,450	13,877	(14,447)	80,880
Fixed maturities	69,786	1,869	(1,132)	70,523
	$152,046	$15,746	$(15,579)	$152,213

As of December 31, 2005
	Original cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$60	$-	$-	$60
Common stock	37,290	3,063	(7,658)	32,695
Fixed maturities	40,007	660	(791)	39,876
	$77,357	$3,723	$(8,449)	$72,631

Stockholders’ equity for the nine months ended September 30, 2006 and the year ended December 31, 2005 includes a net unrealized holding gain or (loss) on equity securities and available-for-sale fixed maturities of $109 and $(3,072), respectively (net of a deferred tax (cost) or benefit of $(58) and $1,654, respectively).

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

(b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of fixed maturity investments are presented in the tables below:

As of September 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Obligations of U.S. Treasury, Government corporations and agencies	$297,341	$451	$(2,286)	$295,506
Mortgage-backed securities	20,341	-	(288)	20,053
	$317,682	$451	$(2,574)	$315,559

As of December 31, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Obligations of U.S. Treasury, Government corporations and agencies	$140,467	$4	$(1,843)	$138,628
Mortgage-backed securities	10,637	1	(362)	10,276
	$151,104	$5	$(2,205)	$148,904

At September 30, 2006 and December 31, 2005, bonds with an asset value of $11,399 and $5,594, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

(c) Investment Income

Net investment income for the nine months ended September 30, 2006 and 2005, was derived from the following sources:

	Nine Months Ended September 30,
	2006	2005
Fixed maturities	$12,906	$4,089
Equity securities	466	683
Cash and cash equivalents	5,588	3,434
Total	$18,960	$8,206

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of September 30, 2006:

			Remaining Time to Maturity
	Less than 12 Months		12 Months or Longer		Total
Type of Fixed Maturity Investment	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9,359	$116	$11,522	$72	$20,881	$188
U.S. government agencies	125,385	245	106,283	1,853	231,668	2,098
Corporates	6,253	876	11,905	256	18,158	1,132
Mortgage backed	14,545	41	5,796	247	20,341	288
Common Stock	23,901	11,150	11,905	3,297	35,806	14,447
Total	$179,443	$12,428	$147,411	$5,725	$326,854	$18,153

As of September 30, 2006, we did not hold any fixed maturity securities with unrealized losses in excess of 20% of the security’s carrying value as of that date.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

7. Junior Subordinated Debt

In 2005, the Company established two special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common stock of the trusts, were invested by the trusts in junior subordinated debentures issued by Wilmington Trust Company. As a result of FIN 46, the Company does not consolidate all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $1,548 on the Company’s consolidated balance sheet, represents the trust preferred securities that were issued by the trusts that have been supplanted by the junior subordinated debentures issued to the trusts by the Company, with Wilmington Trust Company as trustee. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $1,140 of placement fees in connection with this financing which will be amortized over 30 years.

On July 25, 2006, the Company issued an additional $30 million in principal amount of junior subordinated debentures (the “New Debentures”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture with Wilmington Trust Company, as trustee. The New Debentures mature on September 15, 2036 and bear interest at a rate per annum of 8.83% until September 15, 2011 and thereafter, at a floating rate per annum equal to the sum of the 3-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus 3.30%. The New Debentures are redeemable at the Company’s election after September 15, 2011. The Company incurred placement fees in the amount of $645 in connection with the financing, which will be amortized over 30 years.

As of September 30, 2006	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Note	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275%
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710%
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830%
Total Trust Preferred Securities	$80,000	$2,476	$82,476

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

8. Share Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock and stock option grants under the Company’s 2005 Equity Incentive Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date.

	Three Months Ended
(in thousands, except per share amounts)	September 30, 2006	September 30, 2005
Net income, as reported	$12,413	$6,920
Add: Share-based payments included in reported net income, net of related tax effects per SFAS 123(R)	224	-
Pro Forma Net Income	$12,637	$6,920
Earnings per share
Basic - as reported	$0.21	$0.29
Basic - pro forma	0.21	0.29

Diluted - as reported	$0.21	$0.20
Diluted - pro forma	0.21	0.20

	Nine Months Ended
(in thousands, except per share amounts)	September 30, 2006	September 30, 2005
Net income, as reported	$31,475	$28,219
Add: Share-based payments included in reported net income, net of related tax effects per SFAS 123(R)	475	-
Pro Forma Net Income	$31,950	$28,219
Earnings per share
Basic - as reported	$0.57	$1.12
Basic - pro forma	0.58	1.12

Diluted - as reported	$0.57	$0.82
Diluted - pro forma	0.58	0.82

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

Under SFAS 123(R) forfeitures are estimated at the time of calculation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of salaries and benefits) in the amount of $475 related to stock options for the nine months ended September 30, 2006. For the three months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $224.

The following schedule shows all options granted, exercised, expired and exchanged under the Company’s 2005 Equity Incentive Plan for the nine month period ending September 30, 2006.

Information relating to the options is as follows:

	Number of Shares	Amount Per Share	Total Price
Outstanding, December 31, 2005	-	$-	$-
Granted February 2006	1,175,000	7.00	8,225,000
Granted September 2006	1,214,750	7.50	9,110,625
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, September 30, 2006	2,389,750	$7.25	$17,335,625

The Company grants options to its employees at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The options have a term of ten years from the date of grant and vest in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

The Company awarded options during the first and third quarters of 2006. The key assumptions used in determining the fair value of options granted in 2006 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	27.76%
Risk-free interest rate	4.36% - 4.5%
Weighted average expected lives in years	5.75
Forfeiture rate	3%

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the times the Company granted options, there was no external market for the Company’s Common Stock. Thus, it was not possible to estimate the expected volatility of the price of the Common Stock in estimating the value of the options granted. As a substitute for such estimate, the Company used the historical volatility of companies in the industry in which the Company operates.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlines in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for option granted during the period. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements. For the nine months ended September 30, 2006, no options were exercised.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

At September 30, 2006, the aggregate intrinsic value of all outstanding options was $587.5 with a weighted average remaining contractual term of 5.7 years. The total compensation cost related to non-vested awards not yet recognized was $5.2 million with an expense recognition period of 4 years. During the nine months ended September 30, 2006, no options vested.

9. Litigation

The Company’s insurance subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and LAE reserves. The Company’s management believes the resolution of those actions will not have a material adverse effect on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Private Placement

On February 9, 2006, the Company sold 25,568,000 shares of Common Stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $7.00 per share, subject to an initial purchaser’s discount and placement fee of $0.49 per share. The proceeds to the Company after expenses totaled $166.1 million.

Preferred Stock

In February 2006, all outstanding and issued shares of preferred stock were converted into 10,285,714 shares of common stock in conjunction with the private placement offering. Holders of the preferred shares were entitled to receive cumulative dividends out of any assets legally available at a rate of 8% of the liquidation value of $60,000 per share, per annum, commencing with the year ending December 31, 2003. All accrued and unpaid dividends on the preferred shares were required to be paid prior to the declaration or payment of dividends on the common stock. As of December 31, 2005, there were no undeclared dividends on the preferred stock. Total dividends declared and paid in 2005 were $10,800, which represented cumulative payments for 2003 $(4,800), 2004 $(4,800) and 2005 $(1,200).

Also, as a result of the conversion of the preferred stock into common stock, the preferred stockholders waived the rights to receive any further undeclared or accrued dividends.

Common Stock

On September 1, 2006 the Company issued 16,000 restricted shares of Common Stock with a market value of $120,000 to certain employees.

Cash Dividend

On September 1, 2006, the Company declared a cash dividend of $.02 per share of Common Stock outstanding to be paid on October 16, 2006 to shareholders of record as of October 2, 2006.

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

11. Effective Tax Rate

Income tax expense for the nine months ended September 30, 2006 was $12,058 compared to $5,419 for the same period of 2005. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate (in thousands).

	For the Nine Months Ended September 30,
	2006	2005
Earnings before income taxes	$43,533	$33,638
Income taxes at statutory rates	15,237	11,773
Effect of Income not subject to US taxation	(3,179)	(6,354)
Provision for income taxes as shown on the Consolidated Statements of Earnings	$12,058	$5,419
GAAP effective tax rate	27.7%	16.1%

12. Segment Reporting

The Company currently operates three business segments, Small Business Workers’ Compensation Insurance; Specialty Risk and Extended Warranty Insurance and Specialty Middle-Market Property and Casualty. Its Commercial Real Estate segment has been discontinued, and is reflected as income (loss) from discontinued operations. The “Corporate & Other” segment represents the activities of the holding company including interest income attributed to holding company assets as well as a portion of fee revenue. Also included in the “Corporate & Other” segment is the discontinued operations loss associated with premium finance company activities in 2005. These operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources in assessing performance.

Three months ended September 30, 2006	Workers’ Compensation Segment	Specialty Risk and Extended Warranty Segment	Specialty Middle Market Segment	Corporate & Other	Total
Gross written premium	66,225	40,362	29,406	-	135,993
Net earned premium	57,009	16,894	9,623	-	83,526
Commission and fee income	1,534	1,345	-	-	2,879
Investment income and realized gains	7,815	2,280	1,329	159	11,583
Operating income from continuing operations	13,426	1,614	3,134	159	18,333
Interest expense	964	283	163	-	1,410
Net Income	9,294	981	2,028	110	12,413
Total Assets	769,446	193,332	114,955	-	1,077,733

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

Three months ended September 30, 2005	Workers’ Compensation Segment	Specialty Risk and Extended Warranty Segment	Specialty Middle Market Segment	Corporate & Other	Total
Gross written premium	51,331	20,296	-	-	71,627
Net earned premium	47,789	12,617	-	-	60,406
Commission and fee income	1,522	690	-	-	2,212
Investment income and realized gains	5,396	1,075	-	(243)	6,228
Operating income from continuing operations	11,276	848	-	(243)	11,881
Interest expense	741	392	-	-	1,133
Net Income	9,363	(1,369)	-	(1,074)	6,920
Total Assets	427,879	109,133	-	-	537,012

Nine months ended September 30, 2006	Workers’ Compensation Segment	Specialty Risk and Extended Warranty Segment	Specialty Middle Market Segment	Corporate & Other	Total
Gross written premium	194,695	85,546	92,762	-	373,003
Net earned premium	156,489	41,490	27,792	-	225,771
Commission and fee income	5,152	3,783	-	-	8,935
Investment income and realized gains	19,474	5,163	3,459	999	29,095
Operating income from continuing operations	33,971	6,010	5,499	999	46,479
Interest expense	2,532	671	450	-	3,653
Net Income	23,266	3,849	3,640	720	31,475
Total Assets	769,446	193,332	114,955	-	1,077,733

Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except share data)

Nine months ended September 30, 2005	Workers’ Compensation Segment	Specialty Risk and Extended Warranty Segment	Specialty Middle Market Segment	Corporate & Other	Total
Gross written premium	157,972	70,209	-	-	228,181
Net earned premium	120,380	37,766	-	-	158,146
Commission and fee income	3,531	1,741	-	-	5,272
Investment income and realized gains	9,461	2,335	-	-	11,796
Operating income from continuing operations	13,148	5,111	-	-	18,259
Interest expense	1,200	534	-	-	1,734
Net Income	7,950	3,156	-	17,113	28,219
Total Assets	427,879	109,133	-	-	537,012

13. Subsequent Events

On November 9, 2006, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (Registration No. 333-134960) filed on June 12, 2006, as amended. On November 13, 2006, the Company started trading on the NASDAQ Global Market under the symbol “AFSI.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes appearing in our registration statement on Form S-1 (Registration No. 333-134960) filed with the SEC on June 12, 2006, as amended, and elsewhere in this report.

Overview

AmTrust Financial Services, Inc. (the “Company:”) is a multinational specialty property and casualty insurance holding company, which transacts business through five insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), and Wesco Insurance Company (“WIC”), which are domiciled in New Hampshire, New York and Delaware, respectively, and AmTrust International Insurance Ltd. (“AII”) and AmTrust International Underwriters Limited (“AIU”), which are domiciled in Bermuda and Ireland, respectively. In additional to the insurance companies the Company owns and manages several affiliates which provide support for the insurance companies’ operations.

We principally provide insurance coverage for small businesses and coverage plans for consumer and commercial goods with large numbers of insured and loss profiles which we believe are predictable. We currently operate in three business segments:

•	Workers’ compensation for small businesses (average premium less than $5,000 per policy) in the United States;

•
Extended warranty coverage for consumer and commercial goods and custom designed coverages, which we refer to as “specialty risk”, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods in the United Kingdom, certain other European countries and the United States; and

•
Specialty middle-market property and casualty insurance. This segment consists of workers’ compensation, commercial automobile and general liability insurance produced by general and other wholesale agents.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on the amounts reported in the future. There were no changes from Critical Accounting Policies as previously disclosed in our registration statement on Form S-1 (Registration No. 333-134960) filed with the SEC on June 12, 2006, as amended (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”).

MEASUREMENT OF RESULTS

We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross written premiums. We measure our operating results by examining our net income, return on average equity, and our loss, expense, and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

GROSS PREMIUMS WRITTEN. Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten by our insurance subsidiaries. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

NET PREMIUMS WRITTEN. Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of our direct premiums that we cede to our reinsurers under our reinsurance contracts. We use net premiums written, primarily in relation to gross premiums written, to measure the amount of business retained after cession to reinsurers.

NET PREMIUMS EARNED. Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which the insurance policy was in effect during the financial year and is recognized as revenue. It represents the portion of premium that belongs to us on the part of the policy period that has passed and for which coverage has been provided. Net premium earned is used to calculate the net loss, net expense and dividend ratios, as indicated below.

NET LOSS RATIO. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

NET EXPENSE RATIO. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of sum of policy acquisition expenses, salaries and benefits, other insurance general and administrative expenses to net premiums earned.

NET COMBINED RATIO. The net combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss, and net expense ratios. If the net combined ratio is at or above 100, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

ANNUALIZED RETURN ON EQUITY. Annualized return on equity is calculated by dividing net income (net income excludes results of discontinued operations as well as any currency gain or loss associated with discontinued operations on an after tax basis) by the average of shareholders’ equity.

Return on average equity is one of the key financial measures we use to evaluate our operating performance. Our overall financial objective is to produce a return on average equity of 15.0% or more over the long term. Our annualized return on average equity, excluding foreign currency gains and income from discontinued operations, was 15.8% and 18.9% for the three and the nine months ended September 30, 2006, respectively. Our annualized return on average equity, excluding foreign currency gains and income from discontinued operations for the same periods in 2005 was 27.8% and 12.7%, respectively.

In addition, we target a net combined ratio of 95.0% or lower over the long term, while maintaining optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.7% and 92.4% for the three and nine months ended September 30, 2006. For the same periods in 2005, the net combined ratios were 91.5% and 96.9%, respectively. A key factor in achieving our targeted net combined ratio is improvement of our net expense ratio. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

Results of Operations

Consolidated Result of Operations

	Three months Ended	Three moths Ended	Nine months Ended	Nine months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005

Gross Written Premium	$135,993	$71,627	$373,003	$228,181

Revenues:
Premium Income
Net Premiums Written	$105,599	$63,061	$314,343	$203,743
Change in Unearned Premium	22,073	2,655	88,572	45,597
Net Earned Premium	83,526	60,406	225,771	158,146

Fee Income	2,879	2,212	8,935	5,272
Net Investment Income	7,539	4,067	18,960	8,206
Net Realized Gains	4,044	2,161	10,135	3,590
	14,462	8,440	38,029	17,068

Total Revenue	97,988	68,846	263,801	175,214

Loss and Loss Adjustment Expense	55,350	40,527	146,008	108,035
Policy Acquisition Expenses	10,635	7,879	27,107	22,852
Salaries and Benefits	8,014	3,804	19,746	10,625
Other insurance General and administrative expense	2,550	3,050	15,588	11,763
Other underwriting expenses	3,106	1,705	8,873	3,680
	79,655	56,965	217,322	156,955

Income from Continuing operations	18,333	11,881	46,479	18,259

Other income (expense)
Foreign Currency Gain	473	-	457	-
Interest Expense	(1,410)	(1,133)	(3,653)	(1,734)
	(937)	(1,133)	(3,196)	(1,734)

Income from Continuing operations before provision for income taxes	17,396	10,748	43,283	16,525

Provision for Income taxes	4,983	2,754	12,058	5,419

Net income from continuing operations	12,413	7,994	31,225	11,106

Foreign currency gain on discontinued operations		-		20,572
Loss from discontinued operations	-	(1,074)	250	(3,459)
	-	(1,074)	250	17,113

Net income	12,413	6,920	31,475	28,219

Preferred Stock Dividends	-	-	-	(1,200)

Net income available to common shareholders	$12,413	$6,920	$31,475	$27,019

Key measures
Net Loss Ratio:	66.3%	67.1%	64.7%	68.3%
Net Expense Ratio:	25.4%	24.4%	27.7%	28.6%
Net Combined Ratio	91.7%	91.5%	92.4%	96.9%

Annualized Return on Equity	15.8%	27.8%	18.9%	12.7%

Consolidated Result of Operations for the Three Months Ended September 30, 2006 and 2005

Gross Premiums Written. Gross premiums written increased from $71.6 million for the three months ended September 30, 2005 to $136.0 million for the three months ended September 30, 2006. The increase of $64.4 million or 89.9% was attributable to our commencement in January, 2006 of business in the specialty middle-market property and casualty segment, which generated gross premiums written of $29.4 million and increases in our small business workers’ compensation gross premiums written of $14.9 million as well as a $20.0 million increase in gross premiums written in our specialty risk and extended warranty business.

Net Premiums Written. Net premiums written increased from $63.1 million to $105.6 million for the three months ended September 30, 2005 and 2006, respectively. This $42.5 million or 67.4% increase was the result of an increase in gross premiums written in the latter three month period. The increase by segment was: small business workers’ compensation - $10.5 million; specialty risk and extended warranty - $12.8 million; and specialty middle-market property and casualty - $19.2 million.

Net Premiums Earned. Net premiums earned increased from $60.4 million for the three months ended September 30, 2005 to $83.5 million for the three months ended September 30, 2006. This $23.1 million or 38.2% increase is the result of the increase in net premiums written over the twelve months preceding September 30, 2006. The increase by segment was: small business workers’ compensation - $9.2 million; specialty risk and extended warranty - $4.3 million; and specialty middle-market property and casualty - $9.6 million.

Fee income. Fee income increased from $2.2 million for the three months ended September 30, 2005 to $2.9 million for the three months ended September 30, 2006. This $.7 million or 30.2% increase is the result of increased fee revenue from the administration of the Georgia Workers’ Compensation Insurance Plan (the “Georgia Assigned Risk Plan”) and specialty risk and extended warranty plans.

Net Investment Income. Net investment income for the three months ended September 30, 2006, was $7.5 million, compared to $4.1 million for the same period in 2005, an increase of $ 3.4 million or 85.4%. The increase in net investment income was the result of increased invested assets. Average invested assets (excluding equity securities) was $597.8 million for the three months ended September 30, 2006 compared to $340.8 million for the three months ended September 30, 2005, an increase of $257.9 million or 75.7%. In addition, the average yields on fixed maturities increased from 4.77% for the three months ended September 30, 2005 to 5.04% for the three months ended September 30, 2006.

Net Realized Gains on Investments. Net realized gains on investments for the three months ended September 30, 2006 were $4.0 million, compared to $2.2 million for the same period in 2005. The increase is the result of the Company’s sale of certain positions.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $14.8 million or 36.5% from $40.5 million for the three months ended September 30, 2005 to $55.3 million for the three months ended September 30, 2006. Nevertheless, the Company’s loss ratio for the three months ended September 30, 2006 decreased to 66.3% from 67.1% for the three months ended September 30, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience in the small business workers’ compensation segment.  As the Company writes more business in the small business workers’ compensation segment and its data becomes more credible, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $14.7 million for the three months ended September 30, 2005 to $21.2 million for the three months ended September 30, 2006, an increase of $6.5 million or 44.2%. The expense ratio for the same periods increased from 24.4% to 25.4%, respectively.

Income from Continuing Operations. Operating income from continuing operations increased to $18.3 million for the three months ended September 30, 2006, from $11.9 million for the three months ended September 30, 2005, an increase of $6.4 million or 53.8%. This increase is attributable to strong growth in revenue combined with a slight improvement in the loss ratio and a stable net expense ratio.

Interest Expense. Interest expense for the three months ended September 30, 2006 was $1.4 million, compared to $1.1 million for the same period in 2005. The increase was attributable to interest expense on $30.0 million of additional junior subordinated debentures issued by the Company in July, 2006.

Income Tax Expense (Benefit). Income tax expense for three months ended September 30, 2006 was $5.0 million which results in an effective tax rate of 28.6%. Income tax expense for three months ended September 30, 2005 was $2.8 million which results in an effective tax rate of 25.6%. The increase in the effective tax rate is the result of having earned a smaller percentage of income in foreign operations which are not subject to United States income tax relative to income earned in operations which are subject to United States income tax.

Consolidated Result of Operations for the Nine Months Ended September 30, 2006 and 2005

Gross Premiums Written. Gross premiums written increased from $228.2 million for the nine months ended September 30, 2005 to $373.0 million for the nine months ended September 30, 2006. The increase of $144.8 million or 63.5% was attributable to our commencement in January, 2006 of business in the specialty middle-market property and casualty segment, which generated gross premiums written of $92.8 million and increases in gross premiums written of $36.7 million in our small business workers’ compensation segment and $15.3 million in our specialty risk and extended warranty segment.

Net Premiums Written. Net premiums written increased from $203.7 million to $314.3 million for the nine months ended September 30, 2005 and 2006, respectively. This $110.6 million or 54.3% increase was the result of an increase in gross premiums written in the latter nine month period. The increase by segment was: small business workers’ compensation - $27.0 million; specialty risk and extended warranty - $7.6 million; and specialty middle-market property and casualty - $76.0 million.

Net Premiums Earned. Net premiums earned increased from $158.1 million for the nine months ended September 30, 2005 to $225.8 million for the nine months ended September 30, 2006. This $67.7 million or 42.8% increase is the result of the increase in net premiums written over the twelve months preceding September 30, 2006. The increase by segment was: small business workers’ compensation - $36.1 million; specialty risk and extended warranty - $3.8 million; and specialty middle-market property and casualty - $27.8 million.

Fee income. Fee income increased from $5.3 million for the nine months ended September 30, 2005 to $8.9 million for the nine months ended September 30, 2006. This $3.6 million or 67.9% increase is the result of increased fee revenue from the administration of the Georgia Assigned Risk Plan and specialty risk and extended warranty plans.

Net Investment Income. Net investment income for the nine months ended September 30, 2006 was $19.0 million, compared to $8.2 million for the same period in 2005, an increase of $10.8 million or 131.7%. The increase in net investment income was the result of increased invested assets. Average invested assets (excluding equity securities) was $507.9 million for the nine months ended September 30, 2006 compared to $266.7 million for the nine months ended September 30, 2005 an increase of $240.2 million or 89.7%. In addition, the average yields on fixed maturities increased from 4.10% for the nine months ended September 30, 2005 to 4.98% for the nine months ended September 30, 2006.

Net Realized Gains on Investments. Net realized gains on investments for the nine months ended September 30, 2006 were $10.1 million, compared to $3.6 million for the same period in 2005. The increase is the result of sale of certain positions and a larger overall equity portfolio.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $38.0 million or 35.2% from $108.0 million for the nine months ended September 30, 2005 to $146.0 million for the nine months ended September 30, 2006. Nevertheless, the Company’s loss ratio for the nine months ended September 30, 2006 decreased to 64.7% from 68.3% for the nine months ended September 30, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience in the small business workers’ compensation segment and the performance of the Company’s new specialty middle market property and casualty segment, which, as of September 30, 2006, has achieved a 61.2% loss ratio with respect to net premiums earned in the amount of $27.8 million.  As the Company writes more business in the small business workers’ compensation segment and its data becomes more credible, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $45.2 million for the nine months ended September 30, 2005 to $62.4 million for the nine months ended September 30, 2006, an increase of $17.2 million or 38.1%. The expense ratio for the same periods decreased from 28.6% to 27.7%, respectively. The decrease is the result of the Company’s ability to leverage additional earned premium against stable expenses.

Income from Continuing Operations. Operating income from continuing operations increased to $46.5 million for the nine months ended September 30, 2006, from $18.3 million for the nine months ended September 30, 2005, an increase of $28.2 million or 154.1%. This increase is attributable to strong growth in revenue, an improvement in the loss and expense ratios, and an increase in investment income and realized gains.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $3.7 million, compared to $1.7 million for the same period in 2005. The increase was attributable to interest expense on $30.0 million of additional junior subordinated debentures issued by the Company in July, 2006 and junior subordinated debentures in the aggregate amount of $50.0 million issued by the Company in $25.0 million tranches in March, 2005 and June, 2005.

Income Tax Expense (Benefit). Income tax expense for nine months ended September 30, 2006 was $12.1 million which results in an effective tax rate of 27.9%. Income tax expense for nine months ended September 30, 2005 was $5.4 million which results in an effective tax rate of 32.8%. The decrease in the effective tax rate is the result of having a greater percentage of income earned in foreign operations which are not subject to United States income tax relative to income earned in operations subject to United States income tax.

Small Business Worker’s Compensation Segment Results of Operations

Small Business Worker's Compensation
	Three months Ended		Nine months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005

Gross Premiums Written	$66,225	$51,331	$194,695	$157,972

Net Premiums Written	58,187	47,698	172,783	145,846
Change in Unearned Premium	(1,178)	91	(16,295)	(25,466)
Net Premiums Earned	57,009	47,789	156,488	120,380

Loss and Loss Adjustment Expense	35,228	30,855	94,529	79,533
Acquisition Expenses	9,042	7,879	22,970	22,852
Salaries and Benefits	5,321	2,748	13.526	7,455
Other Insurance General and administrative expense	1,909	2,180	11,028	7,985
	51,500	43,662	142,053	117,825

Income from operations excluding investment income	$5,509	$4,127	$14,435	$2,555

Key Measures:
Net Loss Ratio:	61.8%	64.6%	60.4%	66.1%
Net Expense Ratio:	28.5%	26.8%	30.4%	31.8%
Net Combined Ratio	90.3%	91.4%	90.8%	97.9%

Small Business Worker’s Compensation Segment Result of Operations for the Three Months Ended September 30, 2006 and 2005

Gross Premiums Written. Gross premiums written increased from $51.3 million for the three months ended September 30, 2005 to $66.2 million for the three months ended September 30, 2006. The increase of $14.9 million or 29.0% was attributable to the Company’s acquisition in June, 2006 of a book of business in the Midwest from Muirfield Underwriters, Ltd. which produced gross premiums written of $6.1 million and organic growth achieved through increased marketing efforts. In addition, the average premium per policy, exclusive of gross premiums written as a result of the Muirfield acquisition, increased by 20.6%.

Net Premiums Written. Net premiums written increased from $47.7 million to $58.2 million for the three months ended September 30, 2005 and 2006, respectively. This $10.5 million or 22.0% increase was the result of an increase in gross premiums written in the latter period. In addition, the Company increased its per occurrence retention from $.6 to $1.0 million, resulting in less ceded premium.

Net Premiums Earned. Net premiums earned increased from $47.8 million for the three months ended September 30, 2005 to $57.0 million for the three months ended September 30, 2006. This $9.2 million or 19.2% increase is the result of the increase in net premiums written over the twelve months preceding September 30, 2006.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $4.3 million or 13.9% from $30.9 million for the three months ended September 30, 2005 to $35.2 million for the three months ended September 30, 2006. Nevertheless, the Company’s loss ratio for the three months ended September 30, 2006 decreased to 61.8% from 64.6% for the three months ended September 30, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience.  As the Company writes more business in this segment and its data becomes more credible, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $12.8 million for the three months ended September 30, 2005 to $16.3 million for the three months ended September 30, 2006, an increase of $3.5 million or 27.3%. The expense ratio for the same periods increased from 26.8% to 28.5%, respectively. The increase is the result of certain costs associated with the Company’s acquisition in June, 2006 from Muirfield Underwriters, Ltd. of its book of small workers’ compensation business in the Midwest.

Income from Continuing Operations excluding investment income. Operating income from continuing operations excluding investment income increased to $5.5 million for the three months ended September 30, 2006, from $4.1 million for the three months ended September 30, 2005, an increase of $1.4 million or 34.1%. This increase is attributable to strong growth in revenue and an improvement in the loss ratio, which was partially offset by a small increase in the net expense ratio.

Small Business Worker’s’ Compensation Segment Results of Operations Consolidated Result of Operations for the Nine Months Ended September 30, 2006 and 2005

Gross Premiums Written. Gross premiums written increased from $158.0 million for the nine months ended September 30, 2005 to $194.7 million for the nine months ended September 30, 2006. The increase of $36.7 million or 23.2% was attributable to the Company’s acquisition in June, 2006 of a book of business in the Midwest from Muirfield Underwriters, Ltd. which produced $6.9 million in gross premiums written and organic growth achieved through increased marketing efforts. In addition, the average premium per policy, exclusive of gross premiums written as a result of the Muirfield acquisition, increased by 18.2%.

Net Premiums Written. Net premiums written increased from $145.8 million to $172.8 million for the nine months ended September 30, 2005 and 2006, respectively. This $27.0 million or 18.5% increase was the result of an increase in gross premiums written in the latter period.

Net Premiums Earned. Net premiums earned increased from $120.4 million for the nine months ended September 30, 2005 to $156.5 million for the nine months ended September 30, 2006. This $36.1 million or 30.0% increase is the result of the increase in net premiums written over the twelve months preceding September 30, 2006. In addition, the average premium per policy, exclusive of gross premiums written as a result of the Muirfield acquisition, increased by 18.2%.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $15.0 million or 18.9% from $79.5 million for the nine months ended September 30, 2005 to $94.5 million for the nine months ended September 30, 2006. Nevertheless, the Company’s loss ratio for the nine months ended September 30, 2006 decreased to 60.4% from 66.1% for the nine months ended September 30, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience.  As the Company writes more business in this segment and its data becomes more credible, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $38.3 million for the nine months ended September 30, 2005 to $47.5 million for the nine months ended September 30, 2006, an increase of $9.2 million or 24.0%. The expense ratio for the same periods decreased from 31.8% to 30.4%, respectively. The decrease is the result of the Company’s ability to leverage additional earned premium against stable expenses.

Income from Continuing Operations excluding investment income. Operating income from continuing operations excluding investment income increased to $14.4 million for the nine months ended September 30, 2006, from $2.6 million for the nine months ended September 30, 2005, an increase of $11.8 million or 453.8%. This increase is attributable to strong growth in revenue combined with an improvement in both the loss and expense ratios.

Specialty Risk and Extended Warranty Segment Results of Operations

Specialty Risk and Extended Warranty
	Three months Ended		Nine months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005

Gross Premiums Written	40,362	20,296	85,546	70,209

Net Premiums Written	28,178	15,363	65,557	57,896
Change in Unearned Premium	(11,284)	(2,745)	(24,067)	(20,130)
Net Premiums Earned	16,894	12,618	41,490	37,766

Loss and Loss Adjustment Expense	13,783	9,672	34,458	28,501
Salaries and Benefits	1,981	1,056	4,010	3,170
Other Insurance General and administrative expense	516	870	2,175	3,779
	16,280	11,598	40,643	35,450

Income from operations excluding investment income	614	1,020	847	2,316

Key Measures:
Net Loss Ratio:	81.6%	76.7%	83.1%	75.5%
Net Expense Ratio:	14.8%	15.3%	14.9%	18.4%
Net Combined Ratio	96.4%	92.0%	98.0%	93.9%

Specialty Risk and Extended Warranty Segment Result of Operations for the Three Months Ended September 30, 2006 and 2005

Gross Premiums Written. Gross premiums written increased from $20.3 million for the three months ended September 30, 2005 to $40.4 million for the three months ended September 30, 2006. The increase of $20.1 million or 99.0% was the result of writing additional coverage plans.

Net Premiums Written. Net premiums written increased from $15.4 million to $28.2 million for the three months ended September 30, 2005 and 2006, respectively. This $12.8 million or 83.1% increase was the result of an increase in gross premiums written in the latter three month period. In addition, certain new coverage plans written in the United States are not subject to the Munich Re variable quota-share reinsurance treaty. As a result, the Company ceded a smaller percentage of gross premiums written to its reinsurers.

Net Premiums Earned. Net premiums earned increased from $12.6 million for the three months ended September 30, 2005 to $16.9 million for the three months ended September 30, 2006. This $4.3 million or 34.1% increase is the result of the increase in net premiums written over the twelve months preceding September 30, 2006.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $4.1 million or 42.3% from $9.7 million for the three months ended September 30, 2005 to $13.8 million for the three months ended September 30, 2006. The Company’s loss ratio for the three months ended September 30, 2006 increased to 81.6% from 76.7% for the three months ended September 30, 2005. The increase in the loss ratio is the result, primarily, of an increase in claims frequency related to certain coverage plans.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $1.9 million for the three months ended September 30, 2005 to $2.5 million for the three months ended September 30, 2006, an increase of $.6 million or 31.6%. The expense ratio for the same periods decreased from 15.3% to 14.8%, respectively.

Income from Continuing Operations excluding investment income. Operating income from continuing operations excluding investment income decreased to $.6 million for the three months ended September 30, 2006, from $1.0 million for the three months ended September 30, 2005, a decrease of $.4 million or 66.7%. This decrease is attributable to an increase in the loss ratio, which was partially offset by a growth in revenue.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Gross Premiums Written. Gross premiums written increased from $70.2 million for the nine months ended September 30, 2005 to $85.5 million for the nine months ended September 30, 2006. The increase of $15.3 million or 21.8% was the result of writing additional coverage plans during the latter period.

Net Premiums Written. Net premiums written increased from $57.9 million to $65.6 million for the nine months ended September 30, 2005 and 2006, respectively. This $7.7 million or 13.3% increase was the result of an increase in gross premiums written in the nine month period. In addition, certain new coverage plans written in the United States are not subject to the Munich Re variable quota-share reinsurance treaty. As a result, the Company ceded a smaller percentage of gross premiums written to its reinsurers.

Net Premiums Earned. Net premiums earned increased from $37.8 million for the nine months ended September 30, 2005 to $41.5 million for the nine months ended September 30, 2006. This $3.7 million or 9.8% increase is the result of the increase in net premiums written over the twelve months preceding September 30, 2006.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $6.0 million or 21.1% from $28.5 million for the nine months ended September 30, 2005 to $34.5 million for the nine months ended September 30, 2006. The Company’s loss ratio for the nine months ended September 30, 2006 increased to 83.1%% from 75.5% for the nine months ended September 30, 2005. The increase in the loss ratio is the result of an increase in claims frequency related to certain coverage plans. In addition, the value of the Euro relative to the U.S. dollar increased resulting in an increased carrying value in U.S. dollars for our non-U.S. loss reserves, which accounted for 2.6% of the overall 7.6% increase in the loss ratio.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense decreased from $6.9 million for the nine months ended September 30, 2005 to $6.2 million for the nine months ended September 30, 2006, a decrease of $.7 million or 10.1%. The expense ratio for the same periods decreased from 18.4% to 14.9%, respectively. The decrease is the result of the Company’s ability to leverage additional earned premium against stable expenses.

Income from Continuing Operations excluding investment income. Operating income from continuing operations excluding investment income decreased to $.9 million for the nine months ended September 30, 2006, from $2.3 million for the nine months ended September 30, 2005, a decrease of $1.4 million or 60.9%. This decrease is attributable to an increase in the loss ratio, which was partially offset by growth in revenue.

Specialty Middle Market Property and Casualty Segment Results of Operations

The Company commenced writing business in the specialty middle market property and casualty segment in 2006. Therefore, there are no prior year comparables.

Specialty Middle Market
	Three months Ended		Nine months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005

Gross Premiums Written	29,406	-	92,762	-

Net Premiums Written	19,234	-	76,003	-
Change in Unearned Premium	(9,611)	-	(48,211)	-
Net Premiums Earned	9,623	-	27,792	-

Loss and Loss Adjustment Expense	6,338	-	17,020	-
Acquisition Expenses	1,593	-	4,137	-
Salaries and Benefits	712	-	2,211	-
Other Insurance General and administrative expense	124	-	2,385	-
	8,767	-	25,753	-

Income from operations excluding investment income	856	-	2,039	-

Key Measures:
Net Loss Ratio:	65.9%		61.2%
Net Expense Ratio:	25.2%		31.4%
Net Combined Ratio	91.1%		92.7%

Specialty Middle Market Segment Result of Operations for the Three Months Ended September 30, 2006

Gross Premiums Written. Gross premiums written were $29.4 million for the three months ended September 30, 2006.

Net Premiums Written. Net premiums written were $19.2 million for three months ended September 30, 2006.

Net Premiums Earned. Net premiums earned were $9.6 million for the three months ended September 30, 2006.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $6.3 million for the three months ended September 30, 2006. The Company’s loss ratio for the three months ended September 30, 2006 was 65.9%.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative was $2.4 million for the three months ended September 30, 2006. The expense ratio was 25.2%.

Income from Continuing Operations excluding investment income. Operating income from continuing operations excluding investment income was $.9 million for the three months ended September 30, 2006.

Specialty Middle Market Segment Results of Operations Consolidated Result of Operations for the Nine Months Ended September 30, 2006

Gross Premiums Written. Gross premiums written were $92.8 million for the nine months ended September 30, 2006.

Net Premiums Written. Net premiums written were $76.0 million for the nine months ended September 30, 2006.

Net Premiums Earned. Net premiums earned were $27.8 million for the nine months ended September 30, 2006.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $17.0 million for the nine months ended September 30, 2006. The Company’s loss ratio for the nine months ended September 30, 2006 was 61.2%.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense was $8.7 million for the nine months ended September 30, 2006. The expense ratio was 31.4%.

Income from Continuing Operations excluding investment income. Operating income from continuing operations excluding investment income was $2.0 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments for claims were $81.1 million in the nine months ended September 30, 2006 and $53.2 million for the nine months ended September 30, 2005. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance company subsidiaries and fund payment of interest on our junior subordinated debentures and other holding company expenses until at least 2008.

However, if our growth attributable to acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth.

	Nine Months Ended
	September 30,
	2006	2005
Cash and cash equivalents provided by (used in):
Operating activities	$126,049	$84,783
Investing activities	(362,375)	70,201
Financing activities	171,544	(65,634)
Change in cash and cash equivalents	$(64,782)	$20,930

The increase in the cash provided by operating activities from 2005 to 2006 reflects the growth in premium and associated increase in cash receipts during the period.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the nine months ended September 30, 2006 the Company’s net purchases of fixed income securities totaled $311.4 million and net purchases of equity securities totaled $38.8 million. For the nine months ended September 30, 2005 the Company’s net purchases of fixed income securities totaled $51.0 million and net purchases of equity securities totaled $25.6 million, which was offset by the sale of real estate associated with discontinued operations, which generated $152.6 million.

Cash provided by financing activities for the nine months ended September 30, 2006 consist of $166.1 million generated by the net proceeds of the issuance of 25.6 million shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 (the “Private Placement”) and the issuance of additional junior subordinated debt of $30.9 million in the form trust preferred securities, which was off-set by the repayment of short term borrowings in the amount of $25.0 million. Cash provided by financing activities for the nine months ended September 30, 2005 consist of $51.6 million generated by the issuance of junior subordinated debt in the form trust preferred securities, which was off-set by the repayment of advances from shareholders of $12.9 million, preferred stock dividends of $9.6 million and repayment of mortgage notes on real estate associated with discontinued operations of $92.9 million.

As of September 30, 2006, our cash and investment portfolio was $716.0 million (excluding $1.1 million of other investments). Because we do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses, we classify most of our fixed maturity securities in the held-to-maturity category. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods. If as the result of such sales we could no longer classify any portion of our fixed maturity portfolio as held-to-maturity we would be required to carry all of our fixed maturity securities at the market value. If the aggregate market value at a given balance sheet were below the aggregate amortized cost we would have a reduction to shareholders equity. At September 30, 2006, our held-to-maturity fixed maturity portfolio had an aggregate unrealized loss of $2.1 million. If at September 30, 2006 we were unable to classify our fixed maturity portfolio as held-to-maturity our shareholders equity would be reduced on an after tax basis by $1.4 million.

Reinsurance

We purchase excess of loss workers’ compensation reinsurance to protect us from the impact of large losses. Under this reinsurance program, we pay our reinsurers a percentage of our net or gross earned insurance premiums, subject to certain minimum reinsurance premium requirements. Our reinsurance program for 2006 includes multiple reinsurers in five layers of reinsurance that provide us with coverage in excess of a certain specified amount per loss occurrence, or retention level. Our reinsurance program for 2006 provides coverage for claims in excess of $1.0 million per occurrence with coverage up to $130.0 million per occurrence, subject to certain exclusions and restrictions, including a $1.25 million aggregate deductible applicable to the first layer of this reinsurance coverage. Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.

Since January, 2003, we have maintained quota share reinsurance for our extended warranty and accidental damage insurance underwritten in the European Union and certain coverage plans underwritten in the United States. This reinsurance also covers certain other risks we underwrite in the European Union. Under these quota share reinsurance arrangements, we cede a portion (35% for the majority of the risks) of each reinsured risk to our reinsurers and recover the same percentage of ceded loss and loss adjustment expenses, subject to certain exclusions and restrictions. In return for this reinsurance protection, we pay the reinsurers their pro rata shares of the insurance premiums on the ceded business, less a ceding or overriding commission. For the most part, coverage for losses arising out of acts of terrorism is excluded from this reinsurance. The majority of our extended warranty and accidental damage insurance underwritten in the United States is not reinsured with third party reinsurers. However, a portion of these risks as well as much of the risk that we retain under our various third party reinsurance arrangements are ceded under reinsurance arrangements with AII.

Investment Portfolio

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investments guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of both U.S. and Canadian corporations, mortgage-backed securities, and mortgages guaranteed by the Federal National Mortgage Association and the Federal Home Loan and Federal Farm Credit entities. Our equity securities include common stocks of both U.S. and Canadian corporations.

Our investment portfolio, including cash and cash equivalents, had a carrying value of $716.0 million (excludes $1.1 million of other investments) as of September 30, 2006, and is summarized in the table below by type of investment.

Our investment portfolio, including cash and cash equivalents, had a carrying value of $716 million
(excludes $1.1 million of other investments) as of September 30, 2006, and is summarized below by type of investment ($ in thousands).

	Carrying	Percentage of
	Value	Portfolio
Fixed Income Securities:
Mortgage backed securities	$20,341	2.8
U.S. Treasury securities	24,791	3.5
Obligations of U.S. government agencies	272,550	38.1
Corporate bonds	70,523	9.9
Time and short-term deposits	195,041	27.2
Total fixed income securities	583,246	81.5

Equity Securities:
Common stock	80,880	11.3
Non-redeemable preferred stock	810	0.1
Total equity securities	81,690	11.4
Total investments, excluding cash and cash equivalents	664,936	92.9
Cash and cash equivalents	51,065	7.1
Total investments	$716,001	100.0

The table below shows the composition of our fixed maturity securities as of September 30, 2006.
As of September 30, 2006, the weighted average duration of our fixed income securities was 2.4 years.

		Percentage
		of Fixed
	Amount	Maturity
	(in thousands)	Portfolio
Less than one year	$70,258	18.10%
One to five years	232,098	59.79%
Five to ten years	65,508	16.87%
Mortgage backed securities	20,341	5.24%
	$388,205	100.00%

Junior Subordinated Debt

On March 17, 2005 and June 15, 2005, the Company participated in two separate private placements of $25.8 million each (Trust Preferred I and II) of fixed/floating rate capital securities issued by wholly-owned trusts of the Company. On July 25, 2006 the Company participated in an additional private placement of $30.9 million (Trust Preferred III). The securities require interest-only payments to be made on a quarterly basis, with principal due at maturity date. The Company incurred placement fees in the approximate amount of $1.2 million in 2005 and $.65 million in 2006 in connection with these financings, which will be amortized over thirty years. These amounts are reflected in prepaid expenses and other assets in the accompanying consolidated balance sheets.

As of September 30, 2006 ($ in thousands)	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Note	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275%
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710%
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830%
Total Trust Preferred Securities	$80,000	$2,476	$82,476

AmTrust is a holding company and has no direct operations. Our ability to pay dividends in the future primarily depends on the ability of our operating subsidiaries to pay dividends to us. Our insurance company subsidiaries are regulated insurance companies and, therefore, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The maximum amount of dividends available to the Company from its insurance company subsidiaries during 2006 without prior regulatory approval was $23.8 million. In addition, the terms of our junior subordinated debt require that we make scheduled interest payments on the debt before we pay any dividends to our stockholders. Agreements or indentures governing future debt financings may contain prohibitions or other restrictions on the payment of dividends. On October 16, 2006, the Company paid a cash dividend in the amount of $.02 per share of Common Stock to all holders of record as of October 2, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, foreign currency risk and equity price risk.

Credit Risk. Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our third party reinsurers. We address the credit risk related to the issuers of our fixed maturity securities by investing primarily in fixed maturity securities that are rated “BBB-” or higher by Standard & Poor’s. We also independently monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A-” (Excellent) or better and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, notation and letters of credit.

Interest Rate Risk. We had fixed maturity securities (excluding $195.0 million of time and short-term deposits) with a fair value of $386.1 million and a carrying value of $388.2 million as of September 30, 2006 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2006 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time, is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of September 30, 2006.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Deficit
	($ in thousands)
200 basis point increase	$367,536	$(18,546)	$—	$(4,236)	-1.3%
100 basis point increase	376,608	(9,474)	—	(2,158)	-0.7
No change	386,082	—	388,205	—	—
100 basis point decrease	390,733	4,651	—	2,202	0.7
200 basis point decrease	394,242	8,160	—	4,465	1.4

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses; however, we may be exposed to future losses based on fluctuations in currency valuations.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2006, the equity securities in our investment portfolio had a fair value of $81.7 million, representing 11.4% of our total invested assets on that date.

Item 4. Controls and Procedures

The principal executive officer and principal financial officer of the Company have evaluated the Company’s disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported. The principal executive officer and principal financial officer also concluded that such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under such Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company’s business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

 PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On September 1, 2006 we issued 16,000 restricted shares under our 2005 Equity Incentive Plan to certain of our employees for no consideration. All of these issuances were effected without registration under the Securities Act in reliance on an exemption from registration. Subsequently, the shares were registered for resale by the holders pursuant to the Registration Statement on Form S-1 (Registration No. 333-134960), which was declared effective on November 9, 2006.

Item 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2006.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2006.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2006.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc. (Registrant)

Date: December 20, 2006	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

Date: December 20, 2006	/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer