Form 10-K
period 2006-12-31
Amtrust Financial Services, Inc.
filed 2007-03-16
CIK 1365555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number 001-33143

AmTrust Financial Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

59 Maiden Lane 6th Floor	10038
New York, New York	(Zip Code)
(Address of Principal Executive
Offices)

Registrant’s telephone number, including area code (212) 220-7120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2006 is not applicable as the registrant was not publicly traded as of June 30, 2006.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑

As of February 23, 2007, the number of common shares of the registrant outstanding was 59,959,000.

Documents incorporated by reference: Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements: From time to time AmTrust Financial Services, Inc. has made and may continue to make written or oral forward-looking statements regarding our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the “Report” or “Form 10-K”) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A.

ITEM 1. BUSINESS

Overview

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by AmTrust Financial Services, Inc. (“AmTrust,” the “Company,” “we,” “our,” or “us”) refer to AmTrust Financial Services, Inc. AmTrust is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by larger insurance carriers. AmTrust has grown by hiring teams of underwriters with expertise in our specialty lines and through acquisitions of access to distribution networks and renewal rights to established books of specialty insurance business. Since our current majority stockholders acquired AmTrust in 1998, we have expanded our operations into three business segments:
  Workers’ compensation for small businesses (average premium less than $5,000 per policy) in the United States;
  Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United Kingdom, certain other European Union countries and the United States; and
  Specialty middle-market property and casualty insurance. We write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.
Our business has grown substantially since 2002 when our annual gross premiums were $27.5 million. Our annual gross premiums written in 2006, 2005 and 2004 were $526.1 million, $286.1 million and $210.9 million, respectively. Our annual premiums written in our workers’ compensation segment have increased substantially from $21.1 million in 2002. Annual gross premiums written in this segment in 2006, 2005 and 2004 were $258.9 million, $204.6 million and $137.9 million, respectively. Our annual gross premiums written in our specialty risk and extended warranty segment increased substantially from $6.4 million in 2002. Annual gross premiums written in this segment in 2006, 2005 and 2004 were $132.8, $81.6 million and $72.9 million, respectively. Our gross premiums written in the specialty middle-market property and casualty insurance business segment, which we acquired in December 2005, was $134.3 million for the year ended December 31, 2006. Our net income from continuing operations increased from $2.2 million in 2002 to $12.0 million, $20.5 million and $48.8 million in 2004, 2005 and 2006, respectively. Given the larger scale of our current operations, our past growth rate is likely not indicative of our future growth rate.

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our small business workers’ compensation and specialty middle market segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, seasonality may have been muted by our acquisition activity. We believe that seasonality is likely to be more evident over time.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing net income by the average of stockholders’ equity. Our return on average equity was 13.0% in 2004, 31.7% in 2005 and 21.3% in 2006. Our overall financial objective is to produce a return on average equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while maintaining optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 94.8% in 2004, 95.1% in 2005 and 91.9% in 2006. A key factor in achieving our targeted net combined ratio is improvement of our net expense ratio. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe will provide opportunities for greater returns.

AmTrust transacts business through five insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”) and Wesco Insurance Company (“WIC”), which are domiciled in New Hampshire, New York and Delaware, respectively, and AmTrust International Insurance Ltd. (“AII”) and AmTrust International Underwriters Limited (“AIU”), which are domiciled in Bermuda and Ireland, respectively. Our consolidated results include the results for our holding company and our wholly-owned subsidiaries which principally include:

  TIC, which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
  RIC, which underwrites workers’ compensation insurance, specialty risk and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
  WIC, which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
  AIU, which underwrites specialty risk and extended warranty coverage plans in the European Union;
  AII, which reinsures the underwriting activities of TIC, RIC and AIU; and
  AmTrust Pacific Limited, which discontinued operations in 2004.

AII, RIC, TIC and WIC are each rated “A-” (Excellent) by A.M. Best, which rating is the fourth highest of 16 rating levels. AIU is unrated by A.M. Best. We reinsure our insurance risks through internal reinsurance agreements and agreements with third party reinsurers.

Capital Transactions

Private Placement

On February 9, 2006, the Company sold 25,568,000 shares of Common Stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $7.00 per share, subject to an initial purchaser’s discount and placement fee of $0.49 per share. The proceeds to the Company after expenses totaled $165.6 million.

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

On November 9, 2006, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-134960) filed on June 12, 2006, as amended. On November 13, 2006, the Company started trading on the NASDAQ Global Markets under the symbol “AFSI” at $7.50 per share. The registration related to 25,568,000 of the private placement shares and 16,000 shares which had been issue to employees. As a part of this registration the Company received no proceeds.

Financing Activities

The Company has entered into a letter of intent to establish a special purpose trust for the purpose of issuing approximately $40 million of trust preferred securities. The offering is scheduled to close on March 22, 2007. These securities will mature in 30 years from the date of issue and require quarterly interest only payments. The interest rate will be fixed for a period of ten years and will be established at issuance and is expected to be approximately 7.9%. The Company will incur a fee of approximately $0.8 million which will be amortized over 30 years.

On June 27, 2006, we obtained a line of credit in the amount of $50.0 million from JPMorgan Chase Bank. The line of credit will permit the Company to obtain short term loans at a rate of interest of LIBOR plus 1.50%. The line of credit expires on June 30, 2007. To date, the Company has not borrowed any funds under the line of credit.

On July 25, 2006, the Company issued $30 million in principal amount of a junior subordinated debenture (the “2006 Debenture”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture with Wilmington Trust Company as trustee. The 2006 Debenture matures on September 15, 2036 and bears interest at a rate per annum of 8.83% until September 15, 2011 and, thereafter, at a floating rate per annum equal to the sum of the 3-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter and 3.30%. The 2006 Debenture is redeemable at par at the Company's election after September 15, 2011.

Business Segments

The following table shows our gross premiums earned by segment for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Small Business Workers’ Compensation Insurance	$258,930	$204,565	$137,906
Specialty Risk and Extended Warranty	132,826	81,566	72,945
Specialty Middle-Market Property and Casualty Insurance	134,318	—	—
Total	$526,074	$286,131	$210,851

Additional financial information regarding our segments is presented in note 20 of the notes to our 2006 audited financial consolidated financial statements appearing elsewhere in this Form 10-K.

Small Business Workers’ Compensation Insurance

Our small business worker’s compensation insurance segment accounted for approximately 49.2% and 71.5% of gross premiums written in the years ended December 31, 2006 and 2005, respectively. Workers’ compensation insurance provides coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. We primarily offer workers’ compensation insurance to small businesses. We believe that, historically, the loss experience of the risks inherent in small business workers’ compensation insurance is better than the loss experience presented by larger, more competitively priced risks because small-business operators are generally more familiar with the details of their businesses and provide to underwriters more accurate and complete information about their risks. Many insurance companies are unwilling to underwrite small risks because they are unable to cost-effectively write small business workers’ compensation policies, and we believe that as a result, there is less competition in the small business workers’ compensation insurance market. We believe our focus on small employers has enabled us to consistently generate loss ratios in our workers’ compensation segment below those of our peers.

We generally offer and provide guaranteed cost insurance contracts. Under guaranteed cost contracts, policyholders pay premiums based on a percentage of their payroll determined by job classification. Our premium rates for these policies vary depending upon certain factors, including the type of work to be performed by employees and the general business of the policyholder. In return for premium payments, we assume the statutorily imposed obligations of the policyholder to provide workers’ compensation benefits to its employees. There are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance.

Our policy renewal rate on voluntary business (excluding assigned risk pools) that we elected to quote for renewal was 84%, 82%, and 85% in 2006, 2005 and 2004, respectively.

Some of our commonly written small business risks include:

•	restaurants;

•	retail stores;

•	physician and other professional offices;

•	building management-operations by owner or contractor;

•	private schools;

•	hotels;

•	machine shops-light metalworking;

•	small grocery and specialty food stores;

•	wholesale shops; and

•	beauty shops.

Specialty Risk and Extended Warranty

Our specialty risk and extended warranty coverage segment primarily serves manufacturers, service providers, retailers and third party warranty administrators that provide coverage for accidental damage, mechanical breakdown and related risks for consumer and commercial goods. We underwrite this coverage in Europe through AIU and in the United States through TIC, RIC and WIC. The majority of our specialty risk and extended warranty business is written in Europe ($71.5 million, $58.4 million and $57.1 million, respectively, of gross premiums written for the years ended December 31, 2006, 2005 and 2004 where we underwrite approximately 80 separate coverage plans). The remaining specialty risk and extended warranty business is written in the United States. Our specialty risk and extended warranty business primarily covers selected consumer and commercial goods and other risks, including:

•	personal computers;

•	consumer electronics, such as televisions and home theater components;

•	consumer appliances, such as refrigerators and washing machines;

•	automobiles in the United Kingdom (no liability coverage);

•	cellular telephones;

•	heavy equipment;

•	homeowner’s latent defects warranty in Norway;

•	hand tools; and

•	credit payment protection in the European Union.

We believe we can profitably underwrite these risks by managing the frequency and severity of losses through: (i) carefully selecting suitable administrators and coverage plans to insure, (ii) drafting restrictive, risk-specific coverage terms, (iii) actively managing claims and (iv) if necessary, adjusting our premiums.

In our specialty risk and extended warranty segment, we issue policies which have a term of 12 months. The policies insure the insured’s contractual liability under contracts which have terms ranging from one month to 60 months. The weighted average term is 34 months. In the event of poor results, we generally have the right to increase premium rates during the term of the policy and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is primarily dependent upon our management and review. We collect and analyze claims data to forecast future claims trends on a continuing basis. We also provide warranty administration services for a limited number of coverage plans in the United States.

Our renewal rate on specialty risk and extended warranty coverage plans that we elected to quote for renewal was over 90% in 2004, 2005 and 2006.

 Specialty Middle-Market Property and Casualty Insurance

The specialty middle-market property and casualty business consists of workers’ compensation, general liability, commercial auto liability and commercial property coverage for small and middle-market businesses. In December, 2005, we expanded into this business segment through our acquisition of the renewal rights to substantially all of Alea’s specialty middle-market property and casualty business. This business was founded in 1999 by a team of experienced insurance professionals and became available to us because of capital problems associated with the reinsurance business of Alea’s parent company. Although these capital problems were unrelated to the business we purchased, they resulted in ratings downgrades for Alea’s entire insurance group which adversely affected this business.

The coverage is offered through accounts with various agents to multiple insureds, and the placing agents generally share a portion of the risk. Policyholders in this segment primarily include the following types of industries:

•	retail;

•	wholesale;

•	service operations;

•	artisan contracting; and

•	light and medium manufacturing.

This business produced for Alea $250 million of gross premiums written in the nine months ended September 30, 2005 through a network of 25 general and other wholesale agents. Workers’ compensation insurance historically comprised approximately 50% of this business and primarily covers risks similar to the risks we cover in our small business workers’ compensation segment, but also covers, to a small extent, higher risk businesses. The general liability and auto liability lines historically comprised approximately 25% and 20% of this business, respectively, and generally limit exposure through coverage limits of $1.0 million per occurrence. The property line, which comprised approximately 5% of this business, generally covers relatively low value real property and improvements.

In connection with the acquisition, substantially all of Alea’s former specialty middle-market property and casualty senior management, underwriting and support team agreed to voluntarily join AmTrust. The seven-member senior management team of Alea averages of over 20 years of experience in the specialty property and casualty business.

As of December 31, 2006, we transitioned 22 coverage plans which offer workers’ compensation, general liability, or commercial automobile liability coverage through 14 wholesale agents related to the Alea acquisition. In 2006, the specialty middle-market property and casualty segment produced approximately $134.3 million in gross premiums written. Currently, claims for this segment are administered by third parties. We closely monitor the performance of third party administrators through the review and analysis of monthly claim data and periodic audits.

Certain Acquisitions

Our acquisitions principally have been limited to the purchase of distribution networks and renewal rights from other insurance companies. In these transactions, we purchase access to the seller’s distribution networks, the right to hire certain of sellers employees, non-competition covenants and the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire (we do not acquire any in-force policies). Our ability to renew policies is subject to our ability to negotiate mutually acceptable price and coverage terms with each insured. We typically pay the seller a combination of an initial purchase price and a percentage of the premiums we receive on business that we successfully renew. Because the cost of each transaction is ultimately based on the amount of business we renew, we believe that these transactions are generally more cost effective than traditional types of acquisitions.

Warrantech

On February 1, 2007, we participated with H.I.G. Capital in financing its acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. We currently provide insurance coverage for Warrantech’s consumer product group programs. In connection with the financing, Warrantech granted to us a right of first refusal to underwrite all of its warranty programs. As the Company does not control Warrantech, the Company will account for this investment under the equity method.

WIC Acquisition

On June 1, 2006, we acquired 100% of the issued and outstanding shares of WIC from Household Insurance Group Holdings Company ("HIG"). WIC had offered credit insurance products for HIG’s affiliated banks and finance companies. WIC is licensed in 50 states and the District of Columbia. HSBC Insurance Company of Delaware (“HSBC”), an affiliate of HIG, and WIC entered into a reinsurance agreement pursuant to which HSBC reinsured all of WIC’s pre-acquisition liabilities. In addition, HIG provided WIC a guaranty, by which HIG guaranteed all of HSBC’s obligations to WIC. In connection with the acquisition, the Company paid HIG the sum of $7.5 million and WIC’s capital and statutory surplus as of the closing date, which was $15 million.

In connection with the acquisition of WIC, we agreed to write certain types of insurance for HIG that are 100% reinsured by HSBC. The premium written associated with this arrangement in 2006 was approximately $26 million.

Muirfield Acquisition

On June 1, 2006, we acquired from Muirfield Underwriters, Ltd. (“Muirfield”), access to its distribution network, the right to hire certain employees, non-competition covenants and the right, but not the obligation, to offer renewals to Muirfield’s policyholders. We paid Muirfield $2.0 million at closing and have agreed to pay a specified percentage of direct premiums written on new policies and renewal policies, quarterly, through the three year period ending May 31, 2009. Of the $2.0 million payment made at closing, $500,000 was an advance against the quarterly payments. As of December 31, 2006, we have not made any additional payments. The minimum aggregate amount payable by us under the agreement is $2.0 million. Muirfield and its affiliates have agreed not to solicit workers’ compensation business prior to June 1, 2012. We wrote approximately $14 million in premiums in 2006.

Alea Acquisition

On December 13, 2005, we acquired from Alea access to its distribution network, a non-competition covenant and the renewal rights for certain specialty middle-market property and casualty business for payments equal to a percentage of premiums written on business we renew or otherwise generate for the next five years through the agent relationships we acquired from Alea. We paid to Alea a $12.0 million nonrefundable advance against these payments at the closing of this transaction. In connection with the acquisition, we hired approximately 40 former Alea employees, including substantially all of Alea’s former specialty middle-market property and casualty segment senior management and underwriting team. See “—Business Segments—Specialty Middle-Market Property and Casualty.”

Associated Acquisition

In August 2004, we acquired from Associated access to its distribution network, the renewal rights for certain Florida workers’ compensation business and a non-competition covenant. We did not acquire any in-force business or historical liabilities associated with the policies. In addition, we were not obligated to renew any particular policies, but renewed only those policies that met our underwriting guidelines and on which we were able to charge a satisfactory premium.

We paid Associated $250,000 at closing and have agreed to pay Associated a specified percentage of direct premiums written on new or renewal policies each quarter through December 31, 2007. The minimum aggregate amount payable by us to Associated is $2.3 million. As of December 31, 2006, we made additional payments totaling $1.0 million to Associated.

Covenant Acquisition

In December 2003, we acquired from Covenant access to its distribution network, certain employees and the renewal rights for certain workers’ compensation business. We also acquired Covenant’s proprietary claims handling system and shortly after the acquisition began to use this system to internally administer our claims, which had previously been outsourced. We did not acquire any in-force business or historical liabilities associated with the policies.

We paid Covenant $100,000 at closing and agreed to pay Covenant (i) an additional $500,000 over time until December 2008, and (ii) a specified percentage of direct premiums written on new or renewal policies each quarter for the three-year period ending December 1, 2006. We also agreed to pay a specified percentage of our annual profits on the purchased business for a three-year period ending December 1, 2006. As of December 31, 2006, an additional $1.2 million of purchase price had been incurred. Covenant and its principals have agreed not to solicit the policyholders included in the acquisition prior to December 2009.

Princeton Acquisition

In December 2002, we acquired from Princeton Insurance Company (“PIC”) all the outstanding stock of the Princeton Agency, Inc. ("Princeton"), the assets of which included access to its workers’ compensation distribution network and the right to seek to renew a block of workers’ compensation insurance policies that had been underwritten by PIC. Under the terms of the agreement, we did not acquire any in-force business or historical liabilities of any insurance carrier in connection with the policies. The acquisition enhanced our workers’ compensation marketing in the Northeast.

In connection with the acquisition, we paid PIC $500,000 and agreed to pay an additional percentage of premium on new and renewal business written through Princeton until March 31, 2008. The minimum aggregate amount payable by us is $5.5 million. As of December 31, 2006, additional payments totaling $3.8 million have been incurred. PIC has agreed not to solicit the policyholders included in the acquisition prior to December 2007.

Industry Overview

Workers’  Compensation  Insurance

Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. While some employers elect to self-insure workers’ compensation risks, most employers purchase workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that employees injured in the course and scope of their employment have only the legal remedies available under workers’ compensation laws and do not have any other recourse against their employer. An employer’s obligation to pay workers’ compensation does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or fault of another person, a co-employee or, in most instances, the injured employee. Workers’ compensation laws vary by state.

Workers’ compensation insurance policies generally provide that the insurance carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment and specifies the options in selecting medical providers available to the injured employee or the employer. These state laws generally require two types of benefits for injured employees: (i) medical benefits, which include expenses related to diagnosis and treatment of the injury, as well as any required rehabilitation, and (ii) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers purchase workers’ compensation insurance or, if permitted by state law, self-insure. Employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund, which is an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund.

We believe the challenges faced by the workers’ compensation industry over the past decade have created significant opportunity for workers’ compensation insurers to increase the amount of business that they write.  Workers’ compensation insurance industry calendar year combined ratios, which had reached 122% in 2001, declined to 102% in 2005 (the most recent year for which industry data is available) as a result of premium rate increases and declines in claim severity and frequency.  As a result of the opportunity arising from these trends, the workers’ compensation market recently has become more competitive and price competition is increasing.

Specialty Risk and Extended Warranty

Extended warranty and accidental damage plans offered by manufacturers, service providers, retailers and third party administrators provide coverage to purchasers of the subject consumer or commercial goods or other property against mechanical failure, accidental damage and other specified risks. These plans supplement basic manufacturer’s warranties by providing coverage for a defined time period after the expiration of the basic warranty, additional types of losses, or both. In some instances, the manufacturer, service provider or retailer offers its extended warranty or accidental damage plans directly to its customers. In others, the manufacturer, service provider or retailer partners with a third party administrator which offers the plans to users of the covered goods.

A plan may consist of a service contract setting forth the terms of the extended warranty, accidental damage or other coverage, issued by the plan provider (the manufacturer, service provider, retailer or third party administrator) or an insurance policy or insurance certificate issued by the plan provider on behalf of an insurer (often at the point of sale of the covered product). In the former case, the plan provider often seeks to mitigate its risk of loss through the purchase of contractual liability insurance. In a typical plan, the plan provider or insurer assumes the risk of mechanical failure, accidental damage or other covered losses in exchange for the payment of a fee or premium. If the plan provider is not an insurer, the plan provider typically remits part of the service contract fee to the contractual liability insurer as premium.

We believe that extended warranty and accidental damage coverage represents a growing sector of consumer services, including in the European Union and other foreign markets.

Specialty Middle-Market Property and Casualty

The specialty middle-market property and casualty market generally covers narrowly defined, homogeneous segments of primary commercial property and casualty insurance, which requires in-depth knowledge of the industry segment and underwriting expertise. Underwriting often entails customized coverage, loss control and claims services as well as risk sharing mechanisms. Competition in this segment is based primarily on client service, availability of insurance capacity, specialized policy forms, efficient claims handling and other value-based considerations, rather than price. In some instances, initial underwriting and claims functions are outsourced to specialized general agents and third party administrators.

Agents or insureds typically participate in underwriting results, through a variety of structures, such as captive insurance, risk retention groups and profit-based commissions, which are designed to provide greater stability in premium costs and control over insurance expenses for the insurance companies writing this risk.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Our competitors include other insurance companies, state insurance pools and self-insurance funds. More than 350 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. We believe our competitive advantages include our underwriting and claims management practices and systems and our A.M. Best rating of “A-” (Excellent). In addition, we believe that our insurance is competitively priced and that our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

We believe that the specialty risk and extended warranty sector in which we do business is not as developed as most other insurance sectors (including workers’ compensation insurance). We believe that our European specialty risk and extended warranty team is recognized for its expertise in this market. Nonetheless, we face significant competition, including several internationally well-known insurers that have significantly greater financial, marketing and management resources and experience than we. We believe that our competitive advantages include the ability to provide technical assistance to warranty providers, experienced underwriting, resourceful claims management practices and good relations with the leading warranty administrators in the European Union.

Our specialty middle-market property and casualty segment employs a niche strategy that helps differentiate its offerings versus competitors. Most competing carriers pursue larger transactions and do not have the flexibility to pursue both traditional and alternative risk structures. We do not compete for high exposure or professional liability business and prefer to underwrite less volatile classes of business. The Company maintains the requisite A.M. Best rating and financial size to compete favorably for target business.

Geographic Distribution

TIC, RIC and WIC, collectively, are licensed to provide workers’ compensation insurance in 41 states and the District of Columbia, and in the year ended December 31, 2006, we wrote workers’ compensation business in 37 states and the District of Columbia. We have workers’ compensation license applications pending in two states and intend to apply for licenses in the remaining states except four which utilize monopolistic state-sponsored workers' compensation plans. The table below identifies, for the year ended 2006, the top ten producing states by percentages of our direct gross premiums written in our small business workers’ compensation insurance segment and the equivalent percentage for the years ended 2005 and 2004.

Percentage of Aggregate Workers’ Compensation Direct Gross Premiums Written By State(1)

	Year Ended December 31,
State	2006	2005	2004
Florida	22.4%	29.1%	6.1%
New Jersey	15.3	12.1	15.6
New York	11.7	12.0	13.9
Georgia	9.7	9.7	16.0
Pennsylvania	9.2	10.5	12.9
Illinois	9.1	6.5	9.7
Texas	2.9	5.6	5.4
South Carolina	2.6	2.2	3.2
Missouri	1.7	0.7	1.7
Tennessee	1.6	1.6	2.6
All Other States and the District of Columbia	13.8	10.0	12.9

(1)	Direct premiums consist of gross premiums written other than those premiums assumed or written that are attributable to assigned risk pools.

We are licensed to provide specialty risk and extended warranty coverage in 48 states and the District of Columbia, and in Ireland, and pursuant to European Union law, certain other European Union member states. Through fronting arrangements with State National Insurance Company (“State National”), we are able to underwrite specialty risk insurance and extended warranty coverage in all 50 states. Pursuant to these arrangements, State National insures risks we underwrite on policy forms that we supply. We administer the business, settle all claims and reinsure 100% of the risks. We pay State National a fee for its services, but it does not share in the profits or losses of the business it writes for us.

Based on coverage plans written or renewed in 2006 and 2005, the European Union accounts for approximately 54% and 72%, respectively, of our specialty risk and extended warranty business, and the United Kingdom accounts for approximately 49% of our European specialty risk and extended warranty business. Norway makes up approximately 33% of our European specialty risk and extended warranty business in 2006. The table below shows the geographic distribution of our annualized gross premiums written in our specialty risk and extended warranty segment with respect to coverage plans in effect at December 31, 2006.

Percentage of Specialty Risk and Extended Warranty Gross Premiums Written by Country

	Year Ended December 31,
Country	2006	2005
United States	46%	21%
United Kingdom	26	42
Norway	18	7
Sweden	7	15
Czech Republic	2	6
Slovakia	1	2
Other	—	7
Total	100	100

 The table below shows the distribution by state of our direct written premiums in our middle-market property and casualty segment in 2006.

Percentage of Specialty Middle-Market Property and Casualty Direct Premiums Written By State.

State	Year Ended December 31, 2006
New York	45%
New Jersey	12%
Pennsylvania	8%
California	3%
Missouri	3%
Illinois	2%
Texas	2%
North Carolina	2%
Vermont	2%
Delaware	2%
Michigan	2%
All other States and the District of Columbia	17%

Distribution

We market our small business workers’ compensation insurance products and specialty risk and extended warranty products through unaffiliated third parties that charge us a commission or, as is often the case in our specialty risk and extended warranty segment, charge an administrative fee to the manufacturer or retailer providing the extended warranty or accidental damage coverage plan. Accordingly, the success of our business is dependent upon our ability to motivate these third parties to sell our products and support them in their sales efforts. The special middle-market property and casualty business is distributed through a limited number of qualified general and wholesale agents. The agent network is restricted to experienced, professional agents that have the requisite licensing to conduct business with AmTrust.

Small Business Workers’ Compensation

Currently, we have a network of approximately 8,800 independent wholesale and retail agents, located in 41 states and the District of Columbia. We plan to maintain our specialized small business workers’ compensation market focus and grow our policyholder base through development of additional agent relationships and expansion of current agent relationships. Our efforts to maintain and broaden our market include the continued development and enhancement of software that enables and promotes responsive interaction with our agents, including our proprietary web-based indicative rate quotation system. Our current system permits agents and brokers to determine whether a risk is within our eligible classes in real-time and enables the underwriters, in most cases, to make an underwriting determination within two business days of receiving a request.

We also enhanced our marketing and customer liaison capabilities for small-business workers’ compensation insurance by acquiring distribution networks and renewal rights from Princeton in 2002, Covenant in 2003, Associated in 2004 and Muirfield in 2006. These entities had long-standing relationships with agents and the expertise and infrastructure to support placing and servicing the smaller workers’ compensation insurance accounts that make up the core of our workers’ compensation business. These acquisitions have expanded our geographic reach.

Specialty Risk and Extended Warranty

We market our specialty risk insurance and extended warranty coverage primarily through brokers and third party warranty administrators.

Specialty Middle-Market Property and Casualty

The specialty middle-market property and casualty segment currently is distributed through a network of 14 general and other wholesale agents in the United States. This coverage is offered through these wholesale agents to multiple retail agents and insureds. These wholesale agents typically have a substantial role in underwriting and claims administration as well. These agents or the ultimate insureds generally share a portion of the risk. We pay these agents commission based on the services they provide. In addition, generally, a substantial portion of the commission is based on the profitability over time of business written in a given year.

Underwriting and Pricing

Small Business Workers’ Compensation

We use proprietary web-based tools and computer applications to assist in the underwriting process for our small business workers’ compensation insurance. To begin the underwriting process, an agent logs on to our web-page and enters general information about the risk and automatically receives an indicative price quotation. If the prospective policyholder and agent elect to continue, the agent enters detailed information and submits an underwriting request. The underwriting request is electronically delivered to one of our underwriters who reviews the submission. If the underwriter approves the submission, the underwriter provides a quote to the agent. The complete submission record is indexed to the quote, and the policy is bound as soon as the customer pays the requisite down-payment. We issue our policies via the internet to agents who are responsible to deliver them to the insureds. Our system will not allow business to be placed if it does not fit within our guidelines. Due to our adherence to our underwriting guidelines and filed rates, we offer quotes on only about 40% of the coverage requests we receive and issue policies on approximately half of the quotes we provide. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions. As of December 31, 2006, we employed 32 underwriters in the small business workers’ compensation segment.

Specialty Risk and Extended Warranty

We underwrite our specialty risk coverage on a coverage plan-level basis, which involves substantial data collection and actuarial analysis as well as analysis of applicable laws governing policy coverage language and exclusions. We prefer to apply a historical rating approach in which we analyze historical loss experience of the covered product or similar products rather than an approach that attempts to estimate our total exposure without such historical data. In addition, we believe that the warranty administrator is very important to the profitability of each coverage we underwrite because the warranty administrator typically handles marketing and claims administration. Accordingly, each underwriting includes a critical evaluation of the prospective warranty administrator. The results of our underwriting analysis are used to determine the premium we charge and to draft the coverage language and exclusions. The underwriting process in our specialty risk and extended warranty segment generally takes three months or more to complete. We ultimately underwrite approximately 20% of the specialty risk and extended warranty business we are offered. Our specialty risk and extended warranty business is underwritten primarily in London, where we employ three underwriters. We also employ one underwriter in the United States and two in Sweden.

Specialty Middle-Market Property and Casualty

In the specialty middle-market property and casualty segment, independent wholesale agents handle underwriting, subject to underwriting standards we provide, and the agents or the ultimate insureds generally bear a portion of the risk. Our specialty middle-market property and casualty underwriting team establishes these standards through actuarial analysis using historical and industry data. Prior to entering into a relationship with an agency, we do extensive diligence on the agent including underwriting, claims and financial control areas. Diligence and approval for a new relationship or program generally takes three to nine months. Our team carefully monitors the loss experience of business written through our wholesale agents. We conduct annual underwriting audits of the agent. With respect to coverage plans which are on our underwriting system, which includes more than half of the business in this segment, we receive real time information on accounts bound. We are in the process of transitioning all of our general agents to our underwriting system.

Claims Administration

Small Business Workers’ Compensation

We have internally administered the majority of our workers’ compensation claims since April, 2004. Previously, we had utilized national third party administrators to handle claims. We have structured our claims operation to provide immediate and personal management of claims to guide injured employees through medical treatment, rehabilitation and recovery with the primary goal of returning the injured employee to work as promptly as practicable. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process. We use a proprietary system of internet-based tools and applications that enable our claims staff to concentrate on investigating submitted claims, to seek subrogation opportunities and to determine the compensability of each claim. This system allows the claims process to begin as soon as a claim is submitted. Our adjusters handle an average workers’ compensation indemnity caseload of approximately 125 claims.

In 2006 approximately 77% of our small business workers’ compensation claims seek only medical expenses as opposed to an additional claim for lost wages. Based on industry data, we believe this rate exceeds the workers’ compensation industry average. We believe that we have such a high percentage of medical-only claims because of the nature of small businesses. We have entered into a consulting agreement with three consulting physicians pursuant to which they review certain serious claims. As of December 31, 2006 with respect to our small business workers’ compensation segment, approximately 0.5% of the 383 claims reported for accident year 2001 were open, 0.9% of the 1,214 claims reported for accident year 2002 were open, 3.7% of the 2,512 claims reported for accident year 2003 were open, 5.2% of the 5,282 claims reported for accident year 2004 were open, 8.3% of the 7,537 claims reported for accident year 2005 were open and 32.1% of the 10,035 claims reported for accident year 2006 were open.

Our small business workers’ compensation adjusters have an average of 15 years of experience. Supervision of the adjusters is performed by our internal claims manager in each region. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

We have small business workers’ compensation claims offices in Atlanta, Georgia, Princeton, New Jersey, Lexington, Kentucky, Dallas, Texas, Missoula, Montana, Iowa, Wisconsin and Chicago, Illinois.

Specialty Risk and Extended Warranty

In our specialty risk and extended warranty segment, third party administrators generally handle claims on our policies and provide monthly loss reports. We review the monthly reports and if the losses are unexpectedly high, we generally have the right under our policies to adjust our pricing or cease underwriting new business under the coverage plan. We routinely audit the claims paid by the administrators. We generally settle our specialty risk claims in-kind — by repair or replacement — rather than in cash. When possible, we negotiate volume fixed-fee repair or replacement agreements with third parties to reduce our loss exposure. We hire third party experts to validate certain types of claims. For example, we engage engineering consultants to validate claims made on coverage we provide on heavy machinery.

Specialty Middle-Market Property and Casualty

In the specialty middle-market property and casualty segment third party administrators generally handle claims and provide periodic loss reports. Approximately 18 such providers administered this business as of December 31, 2006. We closely monitor the loss experience of each coverage we provide and audit claims paid by the administrators at least twice each twelve-month period. We intend to integrate claims administration into our systems over time.

Reinsurance

Our insurance subsidiaries cede portions of their insurance risk to reinsurance companies through reinsurance agreements. Such agreements serve to limit our maximum loss as a result of a single occurrence. The cost and limits of the reinsurance coverage we purchase vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account. We have obtained excess of loss reinsurance for our small business workers’ compensation coverage and the workers’ compensation portion of our specialty middle-market property and casualty business segment. We have obtained variable quota share reinsurance for our European Union specialty risk and extended warranty insurance exposures. We have obtained reinsurance to cover the property portion of this business, which we have not yet written. We do not plan to reinsure the general liability and auto liability portions of this business. We do not purchase finite reinsurance.

We believe reinsurance is critical to our business. Our reinsurance strategy is to protect against unforeseen or catastrophic loss activity that would adversely impact our income and capital base. We periodically evaluate the financial condition of our third party reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. Reinsurance does not discharge or diminish our obligation to pay claims covered under insurance policies we issue; however, it does permit us to recover losses on such risks from our reinsurers. We would be obligated to pay claims in the event these reinsurers were unable to meet their obligations. We have only selected financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better at the time we entered into our reinsurance agreements.

The following table summarizes the four reinsurers that account for approximately 90% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2006.

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2006
		($ in thousands)
National Workers' Compensation Reinsurance Pool (1)		$10,549
HSBC Insurance Company of Delaware (2)	A+	9,980
Midwest Employers Casualty Company	A	8,249
Munich Reinsurance Company	A+	7,910
General Reinsurance Corporation	A++	2,889

(1)
As per the NWCRP Articles of Agreement reinsurance is provided through a 100% quota share reinsurance agreement entered into among the Servicing Carrier (Technology Insurance Company) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.

(2)
In connection with the acquisition of WIC, HSBC reinsures 100% of WIC's pre-acquisition business. In addition, we agreed to write certain types of insurance for HIG that is 100% reinsured by HSBC. HIG provided WIC a guaranty, by which HIG guarantees all of HSBC's obligations to WIC.

Intercompany Reinsurance

TIC/RIC/WIC/AII Intercompany Reinsurance. Our subsidiaries, AII, TIC, RIC and WIC are parties to an Intercompany Reinsurance Agreement, effective June 1, 2006, which provides reinsurance for insurance risks of TIC, RIC and WIC net of any applicable third party reinsurance. Although this reinsurance agreement is worded broadly enough to cover all insurance written by TIC, RIC and WIC in any line of business, not all specialty risk and extended warranty business is ceded under the agreement. Pursuant to the Intercompany Reinsurance Agreement, TIC and RIC act as both ceding companies and reinsurers, WIC acts only as a ceding company and AII acts only as a reinsurer. Under the original terms of the agreement, which apply to policies with effective dates prior to January 1, 2003, TIC ceded 57.5% of its risks covered by the agreement to RIC and AII (15% to RIC, 42.5% to AII) and reinsured 42.5% of the risks ceded by RIC. RIC ceded 85% of its risks covered by the agreement to TIC and AII (42.5% to TIC, 42.5% to AII) and reinsured 15% of the risks ceded by TIC. AII reinsured 42.5% of the risks ceded by both TIC and RIC. WIC was not a party to the agreement until June 1, 2006.

Pursuant to an endorsement to the Intercompany Reinsurance Agreement, which applied to policies with an effective date of January 1, 2003 or later, TIC ceded 80% of its risks covered by this agreement to RIC and AII (10% to RIC, 70% to AII) and reinsured 20% of the risks ceded by RIC. RIC ceded 90% of its risks covered by the agreement to TIC and AII (20% to TIC, 70% to AII) and reinsured 10% of the risks ceded by TIC. AII reinsured 70% of the risks ceded by both TIC and RIC. Pursuant to a second endorsement to the agreement, effective January 1, 2003, TIC and RIC ceded and AII reinsured 100% of TIC’s and RIC’s risks from any assigned risk or similar plans. An assigned risk is one underwritten by special insurance facilities established under state laws to provide certain types of coverage for those who cannot purchase it in the open market.

In connection with our acquisition of WIC, the Intercompany Reinsurance Agreement was amended to include WIC effective June 1, 2006. Pursuant to the current Intercompany Reinsurance Agreement WIC cedes 70% of its risks covered by the agreement to AII and 20% to TIC and AII would reinsure 70% of the risks ceded by WIC and TIC would reinsure 20% of such risks. WIC does not cede any part of its business to RIC and does not reinsure any business written by the other companies. The cession and reinsurance of risks among TIC, RIC and AII will otherwise remain the same.

The table below outlines the risks ceded and assumed net of third party reinsurance under the current terms of the Intercompany Reinsurance Agreement:

Subsidiary Company	Retains	Cedes	Assumes
TIC	20% of own risk 0% of assigned risk	10%of risk to RIC 70% of risk to AII*	20% of RIC Risk 20% of WIC Risk
RIC	10% of own risk 0% of assigned risk	20% of risk to TIC 70% of risk to AII*	10% of TIC Risk
WIC	10% of own risk 0% of assigned risk	20% to TIC 70% to AII*	N/A
AII	N/A	N/A	70% of RIC risk* 70% of TIC risk 70% of WIC risk

*	TIC, RIC and WIC cede 100% of all assigned risks to AII.

AIU/AII Intercompany Reinsurance. AIU has entered into a 60% quota share reinsurance arrangement with AII for the portion of AIU’s risks under its specialty risk and extended warranty business that is not ceded to third party reinsurers. Although this intercompany reinsurance arrangement is broad enough to cover all of AIU’s specialty risk and extended warranty risks to the extent that they are not reinsured with third party reinsurers, AIU has elected not to cede certain of these risks to AII.

Third Party Workers’ Compensation Reinsurance

We purchase excess of loss reinsurance for our workers’ compensation business, which includes workers’ compensation that is attributable to both the small business workers’ compensation segment as well as the specialty middle market segment, from third party reinsurers. Under excess of loss reinsurance, covered losses in excess of the retention level up to the limit of the reinsurance coverage are paid by the reinsurer. Our excess of loss reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. In return for this coverage, we pay our reinsurers a percentage of our net or gross earned insurance premiums subject to certain minimum reinsurance premium requirements. Different layers in our excess of loss reinsurance program are scheduled to renew at different times during the year. Effective January 1, 2006, our retention for workers’ compensation claims other than those arising out of acts of terrorism is $1.0 million per occurrence.

The following description of our third party reinsurance protection covers the period from January 1, 2006 through December 31, 2008 and certain periods prior to January 1, 2006. Some layers of this reinsurance include so-called “sunset clauses” which limit reinsurance coverage to claims reported within eight years of the inception of a 12-month contract period and may also include commutation clauses which permit reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities, which may ultimately prove to be inadequate. In addition to insuring employers for their statutory workers’ compensation liabilities, our workers’ compensation policies provide insurance for the employers’ tort liability (if any) for bodily injury or disease sustained by employees in the course of their employment. Certain layers of our workers’ compensation reinsurance exclude coverage for such employers’ liability insurance or provide coverage for such insurance at lower limits than the applicable limits for workers’ compensation insurance.

January 1, 2006 to January 1, 2008. From January 1, 2006 to January 1, 2008, we retain the first $1 million per occurrence on workers’ compensation claims other than those arising out of acts of terrorism. We cede losses greater than $1.0 million for such claims. Our reinsurance for such claims totals $129.0 million, structured as a five layer tower. The first three layers of this reinsurance exclude coverage for our participation in assigned risk pools.  Coverage in the last three layers of this reinsurance will expire in May 2007 and we currently are in the process of soliciting renewals.

•
The first layer of this reinsurance, provides $9.0 million of coverage per occurrence in excess of our $1.0 million retention. It has an annual aggregate deductible of $1.25 million and reinsures losses in excess of $1.0 million up to $10.0 million. Pursuant to these deductible provisions, we must pay a total amount of $1.25 million in workers’ compensation losses incurred in 2006 in excess of our $1.0 million retention before we are entitled to any reinsurance recovery.

•	The second layer provides $10.0 million of coverage per occurrence in excess of $10.0 million. This layer reinsures losses in excess of $10.0 million up to $20.0 million.

•
The third layer provides $30.0 million of coverage per occurrence for claims in excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million up to $50.0 million. It has limits of $10.0 million per individual. This means that if an individual is involved in a compensable claim, the maximum coverage provided under this layer would not exceed $10.0 million for that individual. It has an aggregate limit of $60.0 million for the entire 12-month contract period.

•
The fourth layer provides $30.0 million of coverage per occurrence for claims in excess of $50.0 million. It reinsures losses in excess of $50.0 million up to $80.0 million. It has limits of $10.0 million per individual and an aggregate limit of $60.0 million for the entire 12-month contract period.

•
The fifth layer provides $50.0 million of coverage per occurrence for claims in excess of $80.0 million. It reinsures losses greater than $80.0 million up to $130.0 million. It has limits of $10.0 million ($5.0 million for losses occurring before May 1, 2005) per individual and an aggregate limit of $100.0 million for the entire 12-month contract period.

January 1, 2005 to January 1, 2006. From January 1, 2005 to January 1, 2006, we retain the first $0.6 million per occurrence on workers’ compensation claims. We cede losses greater than $0.6 million for such claims. Our reinsurance for such claims totals $129.4 million, structured as a six layer tower. The first three layers of this reinsurance exclude coverage for our participation in assigned risk pools.

•
The first layer of this reinsurance provides $4.4 million of coverage per occurrence excess of our $0.6 million retention. It has an annual aggregate deductible of $1.25 million and reinsures losses in excess of $0.6 million up to $5.0 million. Pursuant to these deductible provisions, we must pay a total amount of $1.25 million in workers’ compensation losses incurred in 2005 in excess of our $0.6 million retention before we are entitled to any reinsurance recovery.

•	The second layer provides $5.0 million of coverage per occurrence excess of $5.0 million. This layer reinsures losses in excess of $5.0 million up to $10.0 million.

•
The third layer provides $10.0 million of coverage per occurrence excess of $10.0 million. It reinsures losses in excess of $10.0 million up to $20.0 million. It has an aggregate limit of $20.0 million per 12-month contract period. This means that regardless of the number of occurrences in any 12-month contract period with insured losses in excess of $10.0 million, the aggregate amount paid under this layer would not exceed $20.0 million.

•
The fourth layer provides $30.0 million of coverage per occurrence for claims excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million up to $50.0 million. It has limits of $10.0 million per individual. This means that if an individual is involved in a compensable claim, the maximum coverage provided under this layer would not exceed $10.0 million for that individual. It has an aggregate limit of $60.0 million for the entire 12-month contract period.

•
The fifth layer provides $30.0 million of coverage per occurrence for claims excess of $50.0 million. It reinsures losses in excess of $50.0 million up to $80.0 million. It has limits of $10.0 million per individual and an aggregate limit of $60.0 million for the entire 12-month contract period.

•
The sixth layer provides $50.0 million of coverage per occurrence for claims excess of $80.0 million. It reinsures losses greater than $80.0 million up to $130.0 million. It has limits of $10.0 million ($5.0 million for losses occurring before May 1, 2005) per individual and an aggregate limit of $100.0 million for the entire 12-month contract period.

January 1, 2004 to January 1, 2005. From January 1, 2004 to January 1, 2005, we retain the first $0.5 million per occurrence on workers’ compensation claims. We cede losses greater than $0.5 million for such claims. From January 1, 2004 to May 1, 2004, our reinsurance for such claims totals $79.5 million, structured as a five layer tower. From May 1, 2004 to January 1, 2005, our reinsurance for such claims totals $129.5 million, structured as a six layer tower. The first four layers of this reinsurance exclude coverage for our participation in assigned risk pools.

•
The first layer of this reinsurance provides $4.5 million of coverage per occurrence excess of our $0.5 million retention. It has an annual aggregate deductible of $1.0 million and reinsures losses in excess of $0.5 million up to $5.0 million.

•	The second layer provides $5.0 million of coverage per occurrence excess of $5.0 million. This layer reinsures losses in excess of $5.0 million up to $10.0 million.

•
The third layer provides $10.0 million of coverage per occurrence excess of $10.0 million. It reinsures losses in excess of $10.0 million up to $20.0 million. It has an aggregate limit of $20.0 million per 12-month contract period.

•
The fourth layer provides $30.0 million of coverage per occurrence for claims excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million up to $50.0 million. It has limits of $10.0 million ($5.0 million for losses occurring prior to April 1, 2004) per individual and an aggregate limit of $60.0 million for the entire 12-month contract period.

•
The fifth layer provides $30.0 million of coverage per occurrence for claims excess of $50.0 million. It reinsures losses in excess of $50.0 million up to $80.0 million. It has limits of $10.0 million ($5.0 million for losses occurring before May 1, 2004) per individual and an aggregate limit of $60.0 million per 12-month contract period.

•
The sixth layer only applies to losses occurring on or after May 1, 2004. It provides $50.0 million of coverage per occurrence for claims excess of $80.0 million. It reinsures losses greater than $80.0 million up to $130.0 million. It has limits of $10.0 million per one individual and an aggregate limit of $100.0 million for the entire 12-month contract period.

All told, for the period January 1, 2004 to May 1, 2004, we have $79.5 million per occurrence of reinsurance for workers’ compensation claims. For the period May 1, 2004 to January 1, 2005, we have $129.5 million per occurrence of reinsurance for such claims.

Certain layers of our reinsurance provide coverage for losses caused by terrorism. For terrorism losses in excess of $20.0 million per occurrence, we have three layers of reinsurance, none of which provides coverage for nuclear, biological or chemical terrorism. This additional reinsurance is provided net of any recovery that we receive from the federal government pursuant to the Terrorism Risk Insurance Act of 2002, as modified by the Terrorism Risk Insurance Extension Act of 2005 (“TRIA”). As discussed above, these three layers expire in May 2007 and we are in the process of soliciting renewals.

•
The first layer of this additional reinsurance provides $30.0 million of coverage per occurrence for claims in excess of $20.0 million. It reinsures terrorism losses in excess of $20.0 million up to $50.0 million and has an aggregate limit of $30.0 million for the entire 12-month contract period.

•
The second layer of this additional reinsurance provides $30.0 million of coverage per occurrence for claims in excess of $50.0 million. This layer provides coverage for losses in excess of $50.0 million up to $80.0 million and has an aggregate limit of $30.0 million for the entire 12-month contract period.

•
The third layer of this additional reinsurance provides $50.0 million of coverage per occurrence for claims in excess of $80.0 million. It reinsures losses in excess of $80.0 million up to $130.0 million and has an aggregate limit of $50.0 million for the entire 12-month contract period.

TRIA, as extended and amended, requires that commercial property and casualty insurance companies offer coverage (with certain exceptions, such as with respect to commercial auto insurance) for certain acts of terrorism and has established a federal assistance program through the end of 2007 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed certain substantial threshold amounts ($100 million for acts of terrorism occurring in 2007). Under the TRIA program, the federal government covers 85% of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto insurance policies) covering risks in the United States. This deductible amount is 20% of such premiums for losses occurring in 2007.

TRIA, will expire at the end of 2007 and We cannot assure you that it will be renewed or that any such renewal will not be on materially less favorable terms.

Third Party Specialty Risk and Extended Warranty Reinsurance

Variable Quota Share Reinsurance. Since January 1, 2003, we have had variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our specialty risk and extended warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our specialty risk and extended warranty insurance worldwide. However, we do not cede to Munich Re the majority of our U.S. specialty risks and extended warranty business, although we may cede more of this U.S. business to Munich Re in the future.

Under quota share reinsurance arrangements, the ceding company cedes a percentage of each risk within the covered class or classes of business to the reinsurer and recovers the same percentage of the ceded loss and loss adjustment expenses. The ceding company pays the reinsurer the same percentage of the insurance premium on the ceded business, less a ceding commission. The ceding commission rate for our reinsurance with Munich Re is based upon a certain net loss ratio for the ceded business.

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 35% to 85% (as of December 31, 2006; effective January 1, 2007 the range is 15% to 50%) of each covered risk, but Munich Re shall not reinsure more than £850,000 for each ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £850,000. For the majority of the business ceded under this reinsurance arrangement, we cede 35% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

 Loss Reserves

Workers’ Compensation Business

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing our reserves, we do not use loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business and does not include our reserves for mandatory pooling arrangements. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We use a consulting actuary to assist in the evaluation of the adequacy of our reserves for loss and loss adjustment expenses.

When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, a case reserve is established within 30 days after the claim is reported and consists of anticipated medical costs, indemnity costs and specific adjustment expenses, which we refer to as defense and cost containment expenses, or DCC expenses. At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:

•	type of loss;

•	severity of the injury or damage;

•	age and occupation of the injured employee;

•	estimated length of temporary disability;

•	anticipated permanent disability;

•	expected medical procedures, costs and duration;

•	our knowledge of the circumstances surrounding the claim;

•	insurance policy provisions, including coverage, related to the claim;

•	jurisdiction of the occurrence; and

•	other benefits defined by applicable statute.

The case incurred amount can vary due to uncertainties with respect to medical treatment and outcome, length and degree of disability, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts, or case development, are an important component of our historical claim data.

In addition to case reserves, we establish reserves on an aggregate basis for loss and DCC expenses that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts as well as the unpaid cost of recently reported claims for which an initial case reserve has not yet been established.

The third component of our reserves for loss and loss adjustment expenses is our adjusting and other reserve, or AO reserve. Our AO reserve is established for the costs of future unallocated loss adjustment expenses for all known and unknown claims. Our AO reserve covers primarily the estimated cost of administering claims. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

We have written workers’ compensation only since 2001. In 2001 and 2002, there was limited premium volume, with premiums beginning to increase substantially in 2003. In order to establish IBNR reserves, we project ultimate losses by accident year both through use of our historical experience, though limited, and the use of industry experience by state. Our consulting actuary projects ultimate losses in two different ways:

•
Monthly Incurred Development Method (Use of AmTrust factors). Monthly incurred loss development factors are derived from AmTrust’s historical, cumulative incurred losses by accident month. These factors are then applied to the latest actual incurred losses and DCC by month to estimate ultimate losses and DCC, based on the assumption that each accident month will develop to estimated ultimate cost in a similar manner to prior years. Given the limited historical experience, there is a substantial amount of judgment involved in this method.

•
Yearly Incurred Development (Use of NCCI Industry Factors By State). Yearly incurred loss development factors are derived from either NCCI’s annual statistical bulletin or state bureaus. These factors are then applied to the latest actual incurred losses and DCC by year by state to estimate ultimate losses and DCC, based on the assumption that each year will develop to an estimated ultimate cost similar to the industry development by year by state.

Each method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our reinsurers. Our consulting actuary estimates a range of ultimate losses, along with a selection which gives more weight to the results from AmTrust’s monthly development factors and less weight to the results from industry development factors.

We establish IBNR reserves for our workers’ compensation segment by determining an “ultimate loss pick,” which is our estimate of our net loss ratio for a specific period, based on actual incurred losses and application of loss development factors.  We estimate our ultimate incurred loss and DCC for a period by multiplying the ultimate loss pick for the period by the earned premium for the period.  From that total, we subtract actual paid loss and DCC and actual case reserves for reported losses.  The remainder constitutes our IBNR reserves.  On a monthly basis, an outside actuary reviews our IBNR reserves.  On a quarterly basis, we review our determination of our ultimate loss pick.

Management establishes our reserves by making judgments based on its application of our and industry-wide loss development factors, consideration of our consulting actuary’s application of the same loss development factors, and underwriting, claims handling and other operational considerations.  In utilizing its judgment, management makes certain assumptions regarding our business, including, among other things, frequency of claims, severity of claims and claim closure rates.  Although we, upon our assumption of the administration of claims from third party administrators, made adjustments to actual case reserves which impacted our loss development factors and, consequently our reserves, we have not made changes to any of our key assumptions regarding our business or the performance of its business in comparison to the performance of the industry as a whole.

Management makes its final selection of loss and DCC reserves after reviewing the actuary’s results; consideration of other underwriting, claim handling and operational factors; and the use of judgment.

To establish our AO reserves, we review our past adjustment expenses in relation to past claims and estimate our future costs based on expected claims activity and duration.

As of December 31, 2006, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $211.9 million, of which $22.3 million was reserves from mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely on substantial judgment. Estimating ultimate losses and loss adjustment expenses is an inexact process—a broad range exists around any estimate. Variability may be inherently greater given that AmTrust has been writing substantial premiums for only a few years. While management believes its estimates are reasonable, it is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.

The two methods described above are “incurred” development methods. These methods rely on historical development factors derived from changes in our incurred losses, which are estimates of paid claims and case reserves over time. As a result, if case reserving practices change over time, the two incurred methods may produce substantial variation in the estimate of ultimate losses. Because of our limited historical experience, we have not used any “paid” development methods, which rely on actual claims payment patterns and therefore are not sensitive to changes in case reserving procedures. As our paid historical experience grows in the future, we will consider using “paid” loss development methods.

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by AmTrust’s monthly factors.

As of December 31, 2006
(in millions)

Gross Workers' Compensation Reserves:
	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Lower estimate	$183.3	$22.3	$205.6
Gross reserve	215.7	22.3	238.0
Higher estimate	224.1	22.3	246.4

Net Workers' Compensation Reserves:
	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Lower estimate	$159.9	$22.3	$182.2
Net reserve	189.6	22.3	211.9
Net estimate	195.4	22.3	217.7

The higher estimate would increase reserves by $5.8 million and reduce net income and stockholders’ equity by $3.8 million. The lower net estimate would decrease reserves by $29.7 million and increase net income and stockholders equity by $19.3 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity but would affect future cash flow as losses are paid.

Given the numerous factors and assumptions used in our estimate of reserves, we do not believe that it would be meaningful to provide more detailed disclosure regarding specific factors and assumptions and the individual effects of these factors and assumptions on our net reserves. Furthermore, there is no precise method for subsequently evaluating the impact of any specific factor or assumption on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple interdependent factors.

In 2004, we recorded a $3.4 million reserve increase which related, primarily, to 2003. The increase, primarily, was the result of our increase of our incurred case reserves after we assumed administration of our workers’ compensation claims from third party administrators. We increased our case reserves because we chose to be more conservative in our evaluation of the ultimate medical and indemnity costs of particular claims. This choice was based on the judgment of our claims staff and our review of the actual cost of closed claims. Because the number of claims reported for years prior to 2003 was relatively small, the case reserve adjustments made to claims files related to those years were not significant. In 2005, we recognized a $1.0 million redundancy in prior year's reserves. In 2006, we recognized a $0.5 million deficiency in prior year’s reserves, related primarily to the NCCI pool. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves.  As we write more business and develop more reliable data, we assign more weight to our individual loss development factors than to industry-wide factors. Because our losses have developed more favorably than the industry, as a whole, our actuarially projected reserves have decreased.

Specialty Risk and Extended Warranty

Specialty risk and extended warranty claims are usually paid quickly, development on a known claim is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, i.e. amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2006 for our specialty risk and extended warranty segment was $16.4 million. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

  There is generally more uncertainty in the unearned premium reserve than in the IBNR reserve. In the specialty risk and extended warranty segment, the reserve for unearned premium is, in general, an estimate of our liability for projected future losses emanating from the unearned portion of written contracts. Our liability for return of unearned premium is not significant. The reserve for specialty risk and extended warranty unearned premium is calculated by analyzing each coverage plan separately, subdivided by contract year, type of product and length of contract, ranging from one month to five years. These subdivisions produced, in a recent analysis, about 150 separate reserve calculations. These individual reserve calculations may differ in actuarial methodologies depending on:

•	the type of warranty;

•	the length of the contract;

•	the availability of past loss experience; and

•	the extent of current claim experience from the program administrators.

  The primary actuarial methodology used to project future losses for the unexpired terms of contracts is to project the future number of claims, then multiply them by an average claim cost. The future number of claims is derived by applying to unexpired months a selected ratio of the number of claims to expired months. The selected ratio is determined from a combination of:

•	past experience of the same expired contracts;

•	current experience of the earned portion of the in-force contracts; and

•	past and/or current experience of similar type contracts.

The average claim cost is also determined by using past and/or current experience of the same or similar contracts.

In order to confirm the validity of the projected future losses derived through application of the average claim cost method, we also utilize a loss ratio method. The loss ratio method entails the application of the projected ultimate loss ratio, which is based on historical experience, to the unearned portion of the premium. If the loss ratio method indicates that the average claim cost method has not produced a credible result for a particular coverage plan, the Company will make a judgment as to the appropriate reserve for that coverage plan. We generally will choose a point in the range between results generated by the average claim cost method and loss ratio method. In making our judgment, we consider, among other things, the historical performance of the subject coverage plan or similar plans, our analysis of the performance of the administrator and coverage terms.

Our actual net reserves on Specialty Risk and Extended Warranty as of December 31, 2006 was $21.3 million. An upward movement of 5% on overall reserves would result in a reduction of income of $1.1 million before tax and $0.7 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $1.1 million before tax and $0.7 million after tax.

   Different specialty risk and extended warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2006 for our specialty risk and extended warranty segment was $122.2 million. Though we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

Specialty Middle-Market Property and Casualty Insurance

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expense related to the investigation and settlement of policy related claims. Our reserves for loss and loss adjustment expenses represent the estimated costs of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing our reserves we do not use loss discounting. We utilize the services of an independent consulting actuary to assist in the evaluation of the adequacy of our reserves for loss and loss adjustment expenses.

When a claim is reported, a third party administrator establishes an initial case reserve on our behalf for the estimated amount of the loss based on the their view of the most likely outcome of the claim at that time. Initial case reserves are established within 30 days of the claim report date and consist of anticipated liability payments, first party payments, medical costs, and specific adjustment expense payment, which we refer to as defense and cost containment, or DCC expenses. This establishes a case incurred amount for a particular claim. The estimated amount of loss for a reported claim is based upon various factors, such as:

•      Line of business - General Liability, Auto Liability, or Auto Physical Damage

•      Severity of injury or property damage

•      Number of claimants

•      Statute of limitation and repose

•      Insurance policy provisions, especially applicable policy limits and coverage limitations

•       Expected medical procedures, costs, and duration treatment

•      Our knowledge of circumstances surrounding the claim

•      Possible salvage and subrogation

•      Judicial climate in the jurisdiction of occurrence

Case incurred amounts can vary greatly because of the uncertainties inherent in the estimates of severity of loss, costs of medical treatments, judicial rulings, litigation expenses, and other factors. As changes occur, the case reserves are adjusted. The initial estimate of a claim’s incurred amount can vary significantly from the amount ultimately paid when the claim is closed, especially in the circumstances involving litigation and severe personal injuries. Changes in case incurred amounts, also know as case development, are an important component of our historical claim data.

In addition to case reserves we establish reserves on an aggregate basis for loss and DCC expenses that have been incurred but not yet reported, or IBNR. Our IBNR reserves are also intended to include aggregate development on known claims, provision for claims that re-open after they have been closed, and provision for claims that have been reported but have not yet been recorded.

The third component of the reserves for loss and loss adjustment expenses is the estimate of the adjusting and other reserve, or AO reserve. This reserve is established for the costs of future unallocated loss adjustment expenses for all known and unknown claims. Our AO reserve covers primarily the estimated cost of administering claims by our claim staff. The final component of our reserves for loss and loss adjustment expense is the reserve for mandatory pooling and residual market arrangements.

We began writing general liability, commercial auto, and commercial property (jointly known as CPP) business in 2006. As a result, there is a limited amount of loss data available for analysis. In order to establish IBNR reserves for CPP lines of business, we project ultimate losses by accident year through the use of industry experience by line. The limited amount of CPP historical data does not allow us to develop our own development patterns. Instead, we rely on three methods that utilize industry development patterns by line of business:

•
Yearly incurred development (use of industry factors by line). For each line, the development factors are taken directly from Insurance Services Office, Inc. ("ISO") loss development publications for a specific line of business. These factors are then applied to the latest actual incurred losses and DCC by accident year, by line of business to estimate ultimate losses and DCC.

•
Expected Loss Ratio. For each line, an expected loss ratio is taken from our original account level pricing analysis. These loss ratios are then applied to the earned premiums by line by year to estimate ultimate losses and DCC.

•
Bornhuetter-Ferguson Method. For each line, IBNR factors are developed from the applicable industry loss development factors and expected losses are taken from the original account level pricing analysis. IBNR factors are then applied to the expected losses to estimate IBNR amount of loss and DCC.

The first two methods produce estimated ultimate loss and DCC expenses. The third method produces an estimate of IBNR directly, without calculating ultimate loss and DCC first. Our consulting actuary estimates a range of ultimate losses, along with the recommended IBNR and reserve amounts. For CPP lines of business, ultimate loss and IBNR selections were based on the results of Bornhuetter-Ferguson Method.

We establish IBNR reserves for CPP business lines by applying IBNR factors to expected ultimate loss and DCC by line. IBNR factors for each line are based on industry incurred loss development patterns. Ultimate loss and DCC by line is calculated by multiplying the earned premium by the average ultimate loss ratio for that line. The product of the IBNR factor and the estimate of ultimate loss and DCC constitutes our IBNR reserve.

The three methods described above are based on industry incurred development patterns. Theses patterns are developed from industry incurred loss data by line of business. As a result, if our loss development patterns turn out to be significantly different from the industry, the ultimate losses may differ substantially from the estimates produced by the above methods. Because of our very limited historical experience, we have not utilized any incurred development methods based on our experience, nor did we use any methods that rely on paid development factors. Paid loss development methods rely on actual claim payment patterns to develop ultimate loss and DCC estimates. As our historical experience grows, we will consider using incurred development methods based on our historical loss development patterns, as well as paid development methods.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2004, 2005 and 2006, reflecting changes in losses incurred and paid losses.
	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Balance at January 1	$168,007	$99,364	$37,442
Less: reinsurance recoverable	17,667	14,445	4,046
Net balance at January 1	150,340	84,919	33,396
Incurred related to:
current year	209,626	142,968	86,762
prior year	514	(962)	3,416
Total incurred	210,140	142,006	90,178
Paid related to:
current year	(70,532)	(53,988)	(34,724)
prior year	(38,270)	(22,597)	(3,836)
Total paid	(108,802)	(76,585)	(38,560)
Commuted loss reserves	—	—	(95)
Net balance	251,678	150,340	99,364
Plus reinsurance recoverable	44,127	17,667	14,445
Balance	$295,805	$168,007	$99,364

As of December 31, 2006, our gross reserves for loss and loss adjusted expenses were $295.8 million, of which our IBNR reserves represented 57.1% of our gross reserves on that date. As of December 31, 2006, our gross loss reserves for our small business worker’s compensation segment was $238.0 million, our gross reserves for our specialty risk and extended warranty segment was $29.3 million and our gross reserves for specialty middle market segment was $28.5 million.

As of December 31, 2005, our gross reserves for loss and loss adjusted expenses were $168.0 million, of which our IBNR reserves represented 61.8% of our gross reserves on that date. As of December 31, 2005, our gross loss reserves for our small business worker’s compensation segment was $142.3 million and our gross reserves for our specialty risk and extended warranty segment was $25.7 million.

As of December 31, 2004, our gross reserves for loss and loss adjustment expenses were $98.4 million, of which our IBNR reserves represented 60.1% of our gross reserves on that date. As of December 31, 2004, our gross loss reserves for our small business worker’s compensation segment was $79.0 million and our gross reserves for our specialty risk and extended warranty segment was $20.4 million.

Loss Development

The table below shows the net loss development for business written each year from 1996 through 2006. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $13.4 million as of December 31, 2002, by December 31, 2004 (two years later), $2.3 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2002.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2006, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

The period from 1996 to 2000 relates primarily to business written prior to the acquisition of TIC and RIC by our current stockholders. Therefore, the high redundancies in these periods were attributable primarily to the runoff of these closed books of business.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the year ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	($ in thousands)
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$10,573	$10,679	$8,972	$10,611	$10,396	$10,906	$13,402	$33,396	$84,919	$150,340	$251,678
Net reserves re-estimated as of:
One year later	9,488	4,819	6,999	5,991	7,485	9,815	13,731	36,812	83,957	150,854
Two years later	10,626	4,197	5,855	5,466	6,653	10,034	13,804	37,954	83,293
Three years later	8,217	5,479	4,353	4,870	5,510	10,797	10,175	35,056
Four years later	7,179	6,129	4,609	4,245	5,510	10,797	11,179
Five years later	6,515	6,458	3,931	4,245	5,510	9,336
Six years later	5,904	6,758	3,931	4,245	5,510
Seven years later	5,391	6,523	3,931	4,245
Eight years later	5,391	6,523	3,931
Nine years later	5,391	3,523
Ten years later	5,391
Net cumulative redundancy (deficiency)	$5,182	$7,156	$5,041	$6,366	$4,886	$1,570	$2,223	$(1,660)	$1,626	$(514)

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	($ in thousands)
Cumulative amount of reserve paid, net of reinsurance recoverables through
One year later	$51	$44	$203	$222	$542	$971	$1,904	$5,079	$51,738	$24,050
Two years later	59	57	76	106	1,050	1,187	2,328	10,198	62,414
Three years later	76	38	127	212	1,117	1,439	2,877	13,043
Four years later	51	76	254	349	677	1,439	3,493
Five years later	76	127	419	169	677	1,526
Six years later	1,269	209	190	169	677
Seven years later	220	83	190	169
Eight years later	144	83	190
Nine years later	144	83
Ten years later	144
Net reserve—December 31,	$10,573	$10,679	$8,972	$10,611	$10,396	$10,906	$13,402	$33,396	$84,919	$150,340	251,681
Reinsurance recoverables	2,474	2,174	391	531	821	1,742	4,078	3,529	14,445	17,667	44,127
Gross reserves—December 31,	$13,047	$12,853	$9,363	$11,142	$11,217	$12,648	$17,480	$36,925	$99,364	$168,007	295,808
Net re-estimated reserve	5,391	6,523	3,931	4,245	5,510	10,797	10,175	37,954	83,957	150,854
Re-estimated reinsurance recoverable	—	—	—	—	—	—	2,473	3,592	14,445	16,950
Gross re-estimated reserve	$5,391	$6,523	$3,931	$4,245	$5,510	$10,797	$12,648	$41,546	$98,402	167,804
Gross cumulative redundancy (deficiency)	$7,656	$6,330	$5,432	$6,897	$5,707	$1,851	$4,832	$(2,759)	$962	203

Investments

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investments guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of both U.S. and Canadian corporations, mortgage-backed securities, and mortgages guaranteed by the Federal National Mortgage Association and the Federal Home Loan and Federal Farm Credit entities. Our equity securities include common stocks of both U.S. and Canadian corporations. As of December 31, 2006, the Company held 7.7% of total invested assets in cash and cash equivalents. This relatively high concentration of cash and cash equivalents represents our reaction to the relatively flat debt yield curve and should enable the Company to quickly redeploy substantial assets should the interest rate environment change.

See “Item 7. Investment Portfolio” for further information on the composition and results of our investment portfolio.

Our investment portfolio, including cash and cash equivalents, had a carrying value of $780.9 million (excluding $4.9 million of other investments) as of December 31, 2006, and is summarized in the table below by type of investment.

	Carrying Value	Percentage of Portfolio
	($ in thousands)
Fixed income securities:
Mortgage backed securities	$55,427	7.1%
U.S. Treasury securities	22,799	2.9
Obligations of U.S. government agencies	288,325	36.9
Corporate bonds	79,378	10.2
Time and short-term deposits	196,140	25.1
	642,069	82.3
Equity securities:
Common stock	78,510	10.0
Nonredeemable preferred stock	439	0.1
Total equity securities	78,949	10.1
Total investments, excluding cash and cash equivalents	721,018	92.4
Cash and cash equivalents	59,916	7.7
	$780,934	100.0%

  As of December 31, 2006, our fixed maturity portfolio (excluding time and short-term deposits) had a carrying value of $445.9 million, which represented approximately 57% of the carrying value of our investments, including cash and cash equivalents. The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2006 as rated by Standard and Poor’s.

S & P Rating	Percentage of Fixed Maturity Portfolio
U.S. Treasury	5.1%
AAA	77.1
AA	3.5
A	3.0
BBB	0.1
B	6.5
B-	3.4
Other (includes securities rated B+, BB, BB+, BBB-, CC, CCC and CCC-)	1.3
Total	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield.

Fixed Income Investment Type	Average Yield	Average Durational Years
U.S. Treasury securities	4.0%	1.0
U.S. government agencies	5.1	3.6
Corporate bonds	8.1	4.2
Mortgage backed	5.7	5.4

We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive net income on our consolidated statement of income and accumulated other comprehensive net income on our consolidated balance sheet. If the decline is deemed “other then temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statement of income. As of December 31, 2006 and December 31, 2005, we had cumulative net unrealized (losses)/gains on our fixed maturity portfolio of $(1,339) and $(2,331), respectively. There were no other-than temporary declines in the fair value of our securities at December 31, 2006 and 2005. The Company did not recording any impairment losses in 2006 primarily due to the ability and intent to hold impaired securities until recovery of fair value at or above cost.

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Available-for-sale securities:
Common stock	$9,770	$(7,762)	$3,509	$(3,620)	$13,279	$(11,382)
Fixed maturities	4,885	(649)	15,468	(384)	20,353	(1,033)
Total temporarily impaired securities available-for-sale securities	$14,655	$(8,411)	$18,977	$(4,004)	$33,632	$(12,415)

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government Corporations and Agencies	139,738	(1,124)	117,524	(1,466)	257,262	(2,590)
Mortgage-backed securities	31,357	(91)	7,897	(318)	39,254	(409)
Total temporarily impaired securities — held-to- maturity securities	$171,0195	$(1,215)	$125,421	$(1,784)	$296,516	$(2,999)

Certain International Tax Considerations

We operate our business in several foreign countries and are subject to taxation in several foreign jurisdictions. A brief description of certain international tax considerations affecting us appears below. We will be subject to U.S. income taxation on any income of our foreign subsidiaries which is Subpart F income.

Bermuda

Bermuda currently does not impose any income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax on AII. We cannot assure you that AII will not be subject to any such tax in the future.

AII has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to AII or to any of its operations, shares, debentures or obligations until March 28, 2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by AII in respect of real property or leasehold interests in Bermuda held by it. We cannot assure you that AII will not be subject to any such tax after March 28, 2016.

For U.S. federal income tax purposes, our Bermuda subsidiaries are controlled foreign corporations. A majority of the income of these subsidiaries, which consists primarily of foreign personal holding company income (such as investment income) and income from reinsuring risks, is categorized as Subpart F income. We must include in our taxable income for U.S. federal income tax purposes this Subpart F income.

Ireland

AIU, a company incorporated in Ireland, will be managed and controlled in Ireland and, therefore, will be resident in Ireland for Irish tax purposes and subject to Irish corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by AIU from an Irish trade (that is, a trade that is not carried on wholly outside of Ireland) will be subject to Irish corporation tax at the current rate of 12.5%. Other income (that is, income from passive investments, income from non-Irish trades and income from certain dealings in land) will generally be subject to Irish corporation tax at the current rate of 25%.

The Irish Revenue Commissioners have published a statement indicating that deposit interest earned by an insurance company on funds held for regulatory purposes will be regarded as part of its trading income, and accordingly will be part of the profits taxed at 12.5%. This statement also indicates acceptance of case law which states that investment income of an insurance company will likewise be considered as trading income where it is derived from assets required to be held for regulatory capital purposes. Other investment income earned by AIU will generally be taxed in Ireland at a rate of 25%. Capital gains realized by AIU will generally be subject to Irish corporation tax at an effective rate of 20%.

For U.S. federal income tax purposes, AIU is a controlled foreign corporation and its income generally will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Irish tax paid on such income.

If AIU carries on a trade in the United Kingdom through a permanent establishment in the U.K., profits realized from such a trade in the U.K. will be subject to Irish corporation tax notwithstanding that such profits may also be subject to taxation in the U.K. A credit against the Irish corporation tax liability is available for any U.K. tax paid on such profits, subject to the maximum credit being equal to the Irish corporation tax payable on such profits.

If we list our shares on a stock exchange in an EU member state or country with which Ireland has a tax treaty, and provided that such shares are substantially and regularly traded on that exchange, Irish dividend withholding tax will not apply to dividends and other distributions paid by AIU to AII, provided we have made an appropriate declaration, in prescribed form, to AIU.

We expect that neither AmTrust nor any of its subsidiaries, other than AIU, will be resident in Ireland for Irish tax purposes unless the central management and control of such companies is, as a matter of fact, located in Ireland. A company not resident in Ireland for Irish tax purposes can be subject to Irish corporation tax if it carries on a trade through a branch or agency in Ireland or disposes of certain specified assets (e.g., Irish land, minerals, or mineral rights, or unquoted shares deriving the greater part of their value from such assets). In such cases, the charge to Irish corporation tax is limited to trading income connected with the branch or agency, and capital gains on the disposal of assets used in the branch or agency which are situated in Ireland at or before the time of disposal, and capital gains arising on the disposal of specified assets, with tax imposed at the rates discussed above. A company not resident in Ireland is otherwise subject to Irish income tax at the standard rate, currently 20%, on other taxable income arising from sources within Ireland, and to capital gains tax at the current rate of 20% of the taxable gain, on disposals of “specified assets.”

Insurance companies are subject to an insurance premium tax in the form of a stamp duty charged at 2% of premium income. It applies to general insurance business, mainly business other than:

•	Reinsurance;

•	Life insurance;

•	Certain, maritime, aviation and transit insurance; and

•	Health insurance.

It applies to a premium in respect of a policy where the risk is located in Ireland. Legislation provides that risk is located in Ireland:

•	In the case of insurance of buildings together with their contents, where the building is in Ireland;

•	In the case of insurance of vehicles, where the vehicle is registered in Ireland; and

•	In the case of insurance of four months or less duration of travel or holiday if the policyholder took out the policy in Ireland.

Otherwise where the policyholder is resident in Ireland, or if not an individual, if its head office is in Ireland or its branch to which the insurance relates is in Ireland.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. AII, TIC and RIC were each assigned a letter rating of “A-” (Excellent) by A.M. Best in 2003 and WIC was assigned a letter rating of “A-” (Excellent) by A.M. Best in July 2006. These ratings have since remained unchanged.

An “A-” rating is the 4th highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. AIU is not rated by A.M. Best.

These ratings were derived from an in-depth evaluation of our subsidiaries’ balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

AIU is not currently rated by A.M. Best, which may limit our efforts to expand our European specialty risk and extended warranty business.

Legal Proceedings

By Demands for Arbitration dated October 31, 2006, the members of reinsurance pools knows as American Accident Reinsurance Group I and American Accident Reinsurance Group II (collectively, the “Pools”) commenced arbitration proceedings against Rochdale Insurance Company (“Rochdale”) for recovery of balances in the total amount of approximately $4.5 million allegedly due from Rochdale pursuant to retrocession agreements between Rochdale and certain pool members. Rochdale acted as a retrocessionaire of the Pools from 1987 through 1994. Rochdale disputes the accuracy of the billing statements submitted by the Pools and contends that the Pools it has been overcharged for paid losses. Nevertheless, Rochdale has established reserves for the amounts billed by the Pools in the ordinary course of business. Thus, the disputed amounts are not material. The arbitration is tentatively scheduled to take place in November 2007.

On October 24, 2005, we received a letter from counsel for Ohio Savings Bank (the “Bank”), the owner of a federal trademark registration for the “AMTRUST” service mark, filed in November 1985, for use in connection with retail banking and mortgage services. The Bank alleged that our use of the “AMTRUST” service mark in an identical business would likely result in confusion, deception or mistake among consumers and therefore violated the bank’s trademark rights. The Bank requested confirmation that we would cease using the “AMTRUST” service mark in literature, advertisements, business cards, and the like, as a mark for mortgage services. In October 2005, we responded in writing, stating that we are in the insurance business rather than the banking or mortgage business, sell insurance exclusively through agents to sophisticated business customers and, therefore, there is neither a likelihood of confusion nor any trademark infringement. We also confirmed that we are not using the “AMTRUST” service mark in connection with mortgage services. We received no further communication from the Bank.

Notwithstanding our response to the Bank, we note that the Bank has registered the “AMTRUST” service mark with the United States Patent and Trademark Office in Class 36 which covers insurance, financial affairs, monetary affairs, real estate affairs, and services dealing with insurance such as services rendered by agents or brokers engaged in insurance, services rendered to insureds, and insurance underwriting services. There is a strong likelihood that if we were to attempt to register the “AMTRUST” service mark in connection with our business with the Patent and Trademark Office, we would receive strong opposition to our registration efforts from the Bank. There is also the possibility of the Bank bringing an infringement action, which if successful could prevent us from using the “AMTRUST” service mark. See “Risk Factors.”

From time to time, we are involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim is asserted by an employee against their employer who is one of our insureds under a workers’ compensation policy, we are involved in the adjudication of claim resulting from the workplace injuries. These claims primarily relate to lost wages and medical expenses. Thus, when such a claim is submitted to us, in accordance with our contractual duty we adjudicate the claim in accordance with the policy and the laws of the state where the claim is brought.

In addition to the claims arising from the policies we issue, as with any company actively engaged in business, from time to time, we may be involved in litigation involving non-policyholders such as vendors or other third parties with whom we have entered into contracts and out of which disputes have arisen, or litigation arising from employment related matters, such as actions by employees claiming unlawful treatment or improper termination. We are not currently involved in any such suits or other legal or administrative claims of this nature that we believe are likely to have a materially adverse effect on our business, financial condition or results of operations.

REGULATION

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and the European Union (especially, Ireland) and are subject to relatively less regulation in Bermuda.

United States

We have three operating insurance subsidiaries domiciled in the United States, RIC, TIC and WIC.

Holding Company Regulation

All or nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws require disclosure of material transactions within the holding company system as well as prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

 Change of Control

The insurance holding company laws of all or nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change of control of certain non-domestic insurance companies licensed in those states. Any future transactions that would constitute a change of control of RIC, TIC or WIC, including a change of control of AmTrust, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of our insurance business within such state) and may also require pre-notification in the states where pre-notification provisions have been adopted. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AmTrust, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of AmTrust might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled (New York in the case of RIC, New Hampshire in the case of TIC and Delaware in the case of WIC) and, to a lesser extent, other states in which they conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some instances and regulate unfair trade and claims practices. In particular, workers’ compensation policy forms and rates are closely regulated in all or nearly all states. As workers’ compensation insurers, RIC, TIC and WIC are also subject, to some degree, to regulation by the workers’ compensation regulators in the states in which they provide such insurance.

RIC, TIC and WIC are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of RIC, TIC and WIC to exit unprofitable markets.

Insurance producers, third party administrators, claims adjustors and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Our subsidiaries, ANA, AmTrust South, Inc., Princeton, United Underwriting Agency, Inc. and AMT Service Corp. are subject to licensing requirements and regulation by insurance regulators in various states.

 Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

TRIA requires that commercial property and casualty insurance companies offer coverage (with certain exceptions, such as with respect to commercial auto liability) for certain acts of terrorism and has established a federal assistance program through the end of 2007 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed certain substantial threshold amounts ($100 million for acts of terrorism occurring in 2007). Under the TRIA program, the federal government covers 85% for acts of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto policies) covering risks in the United States. This deductible amount is 20% of such premiums for losses occurring in 2007.

Specific federal regulatory developments include the Senate Judiciary Committee holding hearings with regard to legislation that would repeal the McCarran-Ferguson Act antitrust exemption for the insurance industry. The antitrust exemption allows insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs with greater reliability, among other things. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an important part of cost-based pricing. If the ability to collect this data were removed, the predictability of future loss costs and the reliability of pricing could be undermined.

In February of 2007, New York's Governor Eliot Spitzer announced an agreement with legislators to implement fundamental changes to New York's workers' compensation law. These changes, among other things, reflect an increase in benefits and a limit on the number of years that permanent partial disability claimants can receive benefits. The announcement also has created expectations that the changes will lead to a reduction in premium rates for workers' compensation insurance in New York. Definitive legislation to implement these changes has been introduced, but has not been enacted. At present, we are unsure how these changes will affect our business or results of operations. In 2006, 11.7% of our workers compensation business was written in New York.

Producer Disclosures

The NAIC has proposed for adoption by the various states model legislation that would require insurance producers who either receive compensation from their customers in connection with the placement of insurance or represent their customers in connection with the placement of insurance to make certain disclosures to their customers regarding the compensation they receive from insurers and, in some cases, to obtain their customers’ documented acknowledgment of such compensation. A few states have already adopted some form of this compensation disclosure legislation, and more states may do so in the future. However, we do not believe that the enactment of this sort of legislation will have any significant effect on the business of RIC, TIC and WIC.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. An examination of the financial condition of RIC was made as of December 31, 2003 by the New York Insurance Department. An examination of the financial condition of TIC was made as of the same date by the New Hampshire Insurance Department. Neither RIC nor TIC has been the subject of an examination of its market conduct, which would involve review by an insurance department of its compliance with laws governing marketing, underwriting, claims-handling and other aspects of its insurance business.

Guaranty Fund Assessments

In most, if not all, of the states where we are licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by the member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to RIC, TIC and WIC at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on the financial position of RIC, TIC and WIC or results of their operations. RIC, TIC and WIC, as of December 31, 2006, have established or will establish for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Residual Market Programs

Many of the states in which RIC, TIC and WIC conduct business or intend to conduct business, require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers that have not or cannot procure coverage from an insurer on a voluntary basis. The level of required participation in such residual market programs of insurers, such as RIC, TIC and WIC, is generally determined by calculating the volume of the voluntarily issued business in that state of the particular insurer as a percentage of all voluntarily issued business in that state by all insurers. The resulting factor is the proportion of the premiums the insurer must accept as a percentage of all premiums for policies issued in that state’s residual market program.

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating companies. Currently, RIC, TIC and WIC satisfy their residual market obligations by participating in various reinsurance pools. Neither company issues policies to employers assigned to them except to the extent that we act as a servicing carrier for the Georgia Workers’ Compensation Insurance Plan (the “Georgia Plan”).

Coverage provided by the Georgia Plan is offered through servicing carriers, which issue policies to employers assigned to them by the Georgia Plan’s administrator. Polices issued pursuant to the Georgia Plan are 100% reinsured by the National Workers’ Compensation Reinsurance Pool (the “Pool”), which is funded by assessments on insurers which write workers’ compensation insurance in the states which participate in the Pool. As of January 1, 2006, TIC is one of four servicing carriers for the Georgia Plan. Servicing carrier contracts in Georgia and other states which participate in the Pool are awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the Pool. In 2006 we were awarded a contract to act as a servicing carrier for 20% of premiums written through the Virginia pool. We began writing policies effective January 1, 2007.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. Neither RIC nor TIC has received any recoveries from such state-managed trust funds. The aggregate amount of cash paid by RIC and TIC for assessments to state-managed trust funds for the years ended December 31, 2006 and 2005 was approximately $700,000 and $633,000, respectively.

Dividend Limitations

AmTrust is a holding company that transacts business through its operating subsidiaries. AmTrust’s primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay AmTrust’s direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds for AmTrust. The ability of AmTrust to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AmTrust. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, Ireland and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, AmTrust may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2006 AmTrust’s insurance subsidiaries could pay dividends to AmTrust of $105.8 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

RIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, RIC may only pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by RIC that, together with all dividends declared or distributed by RIC during the preceding 12 months, exceeds the lesser of (1) 10% of RIC’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) its adjusted net investment income during this period. At December 31, 2006, RIC could not pay a dividend without prior approval of the New York Insurance Department.

TIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New Hampshire. Under New Hampshire law, TIC may not pay a dividend unless (1) it provides the New Hampshire Insurance Department with 30 days’ prior notice of the payment in the case of any extraordinary dividend and 15 days’ prior notice of the payment of any other dividend, and (2) within the prescribed notice period, the Department has either approved the payment or has not disapproved it or ordered it not to be paid. An extraordinary dividend is a dividend that, together with all dividends or distributions made within the preceding 12 months, exceeds 10% of an insurer’s policyholders’ surplus as of the preceding December 31. At December 31, 2006, a dividend of approximately $11.9 million or more by TIC would constitute an extraordinary dividend.

WIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Delaware. Under Delaware law, WIC may not, without the approval of the Delaware Insurance Department, pay a dividend from any source other than WIC’s earned surplus. In addition, the Delaware Insurance Department must approve any dividend declared or paid by WIC that, together with all dividends declared or distributed by WIC in the preceding 12 months, exceeds the greater of (1) 10% of the WIC’s surplus as regards policyholders as of the 31st day of December next preceding; or (2) WIC’s net income, not including realized capital gains or pro rata distributions of any class of WIC’s own securities, for the 12 month period ending the 31st day of December next preceding. At December 31, 2006, WIC could not pay a dividend without prior approval of the Delaware Insurance Department.

Risk-Based Capital Regulations

The New York, New Hampshire and Delaware Insurance Departments require domestic property and casualty insurers, such as RIC, TIC and WIC, to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2006, RIC’s, TIC’s and WIC’s risk-based capital level exceeded the minimum level that would trigger regulatory attention.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

As of December 31, 2006, RIC and TIC had two and three ratios, respectively, outside the usual ranges. These results were attributable to premium growth and capital contributions during 2006. As of December 31, 2006, WIC had four ratios outside the usual range. These results were due to the substantial dividends that WIC paid to its previous owner, HIG, before completion of the sale and to the reduction in WIC’s premium writings in anticipation of the sale.

Statutory Accounting Principles

Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Statutory accounting practices established by the NAIC and adopted in part by the New York, New Hampshire and Delaware insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of RIC, TIC and WIC and thus determine, in part, the amount of funds that are available to pay dividends to AmTrust.

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures to comply with the Gramm-Leach-Bliley related privacy requirements.

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. AII, which reinsures risks of RIC, TIC and WIC, is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement.

Ireland

AIU is a non-life insurance company organized under the laws of Ireland. AIU is subject to the regulation and supervision of the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”) pursuant to the Insurance Acts 1908 to 2000 (the “Insurance Acts”) and the European Communities (Non Life Framework) Regulations 1994 (as amended) (the “Regulations”). AIU has been authorized to underwrite various classes of non-life insurance business. AIU (as an Irish authorized insurance company) is permitted to carry on insurance business in any other member state of the European Economic Area (“EEA”) by way of freedom to provide services, on the basis that it has notified the Irish Financial Regulator of its intention to do so and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good.” AIU (as an Irish authorized insurance company) is permitted to carry on insurance business in any other member state of the European Economic Area (“EEA”) by way of freedom to provide services, on the basis that it has notified the Irish Financial Regulator of its intention to do so and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good”.

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital involving the “specified levels” to notify the Irish Financial Regulator. The Irish Financial Regulator has three months from the date of submission of a notification within which to oppose the proposed transaction, if the Irish Financial Regulator is not satisfied as to the suitability of the acquirer “in view of the necessity to ensure sound and prudent management of the insurance undertaking.” A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the company becoming the acquirer’s subsidiary.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust would be considered to have an indirect holding in AIU at or over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be cleared with the Irish Financial Regulator prior to the transaction. The Irish Financial Regulator’s approval would be required if any person were to acquire a shareholding equal to or in excess of 10% of our outstanding common stock or in excess of one of the specified levels.

AIU is required, at such times as may be specified by the Irish Financial Regulator, and at least once a year, to notify the Irish Financial Regulator of the names of stockholders possessing qualifying holdings and the size of such holdings.

Financial Requirements and Regulatory Guidelines

AIU is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities. Currently, the solvency margin is calculated as the higher amount of a percentage of the annual amount of premiums (premiums basis) or the average burden of claims for the last three years (claims basis).

The amount of the minimum guarantee fund which AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2006 was approximately €7.3 million. The amount of the minimum guarantee fund may never be less than €2.0 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with guidelines issued by the Irish Financial Regulator in July, 2001.

Restrictions on Dividends

As a matter of Irish company law, AIU is restricted to declaring dividends only out of “profits available for distribution.” Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits utilized either by distribution or capitalization and such losses do not include amounts previously written off in a reduction or reorganization of capital. In addition, one of the conditions imposed on AIU when authorized was a restriction on making dividend payments without the Irish Financial Regulators prior approval

Bermuda

Classification

AII is registered as a Class 3 insurer under the Insurance Act 1978 of Bermuda (the “Insurance Act”). AII is also licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

Principal Representative

       An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal representative of AII is Michael Bott, and AII’s principal office is at the offices of the principal representative.

Independent Approved Auditor

Every registered insurer must appoint an independent auditor (the “approved auditor”) who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AII, are required to be filed annually with the BMA. The approved auditor of AII must be approved by the BMA. AII’s approved auditor is Arthur Morris & Company.

Loss Reserve Specialist

As a registered Class 3 insurer, AII is required to submit an opinion of an approved loss reserve specialist with its statutory financial return in respect of its loss and loss adjustment expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Annual Statutory Financial Return

AII is required to file with the BMA statutory financial returns no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements themselves, and the opinion of the loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in his opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 3 insurer, such as AII, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AII is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)   $1.0 million;

(B)   20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million; and

(C)  15% of loss and other insurance reserves.

AII is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, AII is prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

AII is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Notification by shareholder controller of new or increased control

Any person who becomes a holder of at least 10%, 20%, 33% or 50% of our shares must notify the BMA in writing within 45 days of becoming such a holder, or 30 days from the date such person has knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. A person that does not comply with such a notice from the BMA will be guilty of an offense.

Objection to existing shareholder controller

For so long as we have as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of our shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of our shares and direct, among other things, that such shareholder’s voting rights shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence.

Offices

Our principal executive offices are located at 59 Maiden Lane, 6th Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com.

Employees

As of December 31, 2006, we had approximately 325 employees worldwide. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports to the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. Our internet website address is www.amtrustgroup.com.  You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC as well. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the Audit Committee Charter. Copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the Audit Committee Charter are also available in print free of charge, upon request by any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at our corporate office.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a number of risks. Before making a decision to purchase our common stock, you should carefully consider the following information about these risks and cautionary statements, together with the other information contained in this prospectus. Any of the risks described below could result in a significant or material adverse effect on our business, financial condition or results of operations, and a decline in the value of our common stock. You could lose all or part of your investment.

Risks Related to Our Business

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

We are liable for losses and loss adjustment expenses under the terms of the insurance polices we underwrite. Therefore, we must establish and maintain reserves for our estimated liability for loss and loss adjustment expenses with respect to our entire insurance business. If we fail to accurately assess the risks associated with the business and property that we insure, our reserves may be inadequate to cover our actual losses. We establish loss reserves that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to us. Our loss reserves are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. They are inherently uncertain and do not represent an exact measure of actual liability. Judgment is required to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. If there were unfavorable changes in our assumptions, our reserves may need to be increased. Any increase in reserves would result in a charge to our earnings.

In particular, workers’ compensation claims often are paid over a long period of time. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses.

In our specialty risk and extended warranty segment, the warranties and service contracts we cover generally present high volume, low severity risks and associated losses. Accordingly, estimates of loss frequency in our specialty risk and extended warranty business are more important to accurately establish loss reserves than in other lines of business. If actual losses vary materially from our estimates, our reserves may prove inadequate or insufficiently conservative.

The specialty middle-market property and casualty segment we entered in December 2005 includes commercial lines we have not historically written, including general liability, auto liability and property, as well as workers’ compensation. Because certain of these commercial lines are new to us, we may be less able to accurately estimate our loss reserves for these products.

If we change our reserve estimates for any line of business, these changes would result in adjustments to our reserves and our loss and loss adjustment expenses incurred in the period in which the estimates are changed. If the estimate were increased, our pre-tax income for the period in which we make the change will decrease by a corresponding amount. We have not made any material adjustments. However, during 2004, we increased our loss reserves for previous years by $3.4 million, which constituted 3.8% of the total incurred loss and loss adjustment expense incurred for 2004.  An increase in reserves results in a reduction in our surplus which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write.

Rating agencies evaluate insurance companies based on their ability to pay claims. Our domestic insurance subsidiaries, TIC, RIC and WIC, and our Bermuda subsidiary, AII, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating, which is the fourth highest of 16 rating levels, is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

There can be no assurance that TIC, RIC, WIC and AII will be able to maintain their current ratings. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies. Some of our policyholders are required to maintain workers’ compensation coverage with an insurance company with an A.M. Best rating of “A-” (Excellent) or better. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best rating.

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Beginning in 2000 and accelerating in 2001, the property and casualty insurance industry experienced a market reflecting increasing premium rates and more conservative risk selection. We believe these trends slowed beginning in 2004 and that the current insurance market is a more competitive market environment in which underwriting capacity and price competition has increased. This additional underwriting capacity may result in increased competition from other insurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline. Because this cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. We experienced increased price competition in certain of our target markets during 2005 and 2006, and these cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

If we were unable to obtain reinsurance on favorable terms, our ability to write policies could be adversely affected.

We purchase reinsurance from third parties to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk to another insurance company, called the reinsurer, which accepts the risk in return for a premium payment. Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred as a consequence of the terrorist attacks on September 11, 2001. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. If we cannot obtain adequate reinsurance protection for the risks we underwrite, we may be exposed to greater losses from these risks or we may be forced to reduce the amount of business that we underwrite, which, in turn, would reduce our revenues. As a result, our inability to obtain adequate reinsurance protection could have a material adverse effect on our financial condition and results of operation.

We may not be able to recover amounts due from our third party reinsurers, which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we were unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our financial condition would be adversely affected. As of December 31, 2006, we had an aggregate amount of approximately $44.0 million of recoverables from third party reinsurers on paid and unpaid losses.

Catastrophic losses or the frequency of smaller insured losses may exceed our expectations as well as the limits of our reinsurance, which could adversely affect our financial condition or results of operations.

The incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage. In 2007, we plan to write commercial property insurance in our specialty middle-market property and casualty segment. A geographic concentration of property coverage would increase our exposure to catastrophic losses.

If we do not adequately establish our premiums, our results of operations will be adversely affected.

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating workers’ compensation coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information were incomplete or inaccurate, we may under-price premiums by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to set premiums accurately, we must:

•	collect and properly analyze a substantial volume of data from our insureds;

•	develop, test and apply appropriate rating formulae;

•	closely monitor and timely recognize changes in trends; and

•	project both frequency and severity of our insureds’ losses with reasonable accuracy.

We also must implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result set premiums accurately, is subject to a number of risks and uncertainties, principally:

•	insufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our inability to implement appropriate rating formulae or other pricing methodologies;

•	regulatory constraints on rate increases;

•	unexpected escalation in the costs of ongoing medical treatment;

•	our inability to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.

Our workers’ compensation, commercial automobile, general liability, and commercial property insurance premium rates are generally established for a term of no less than twelve months. Consequently, we could set our premiums too low, which would negatively affect our results of operations and our profitability, or we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.

 We may not be able to successfully acquire or integrate additional business.

We have expanded our business historically through internally generated growth and acquisitions of renewal rights to existing business. We plan to continue to seek to make opportunistic acquisitions of renewal rights to existing business and, possibly, whole companies. We believe that certain of our competitors also may plan to make similar acquisitions. The costs and benefits of future acquisitions are uncertain. There is no assurance that we will be able to successfully identify and acquire additional existing business on acceptable terms or that we will be successful in integrating any business that we acquire. In addition, if we acquire whole companies, as opposed to renewal rights, we may acquire unanticipated liabilities.

Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.

Although we engage in other businesses, the majority of our premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

In Florida, the state in which we write the most workers’ compensation insurance premiums, insurance regulators set the premium rates we may charge. The Florida insurance regulators may set rates below those that we require to maintain profitability. For example, in October 2005, the Florida Office of Insurance Regulation approved an overall average 13.5% decrease in premium rates for all workers’ compensation insurance policies written by Florida licensed insurers in 2006. We are unsure how these changes will affect our business or results of operations.

In February of 2007, New York’s Governor Eliot Spitzer announced an agreement with legislators to implement fundamental changes to New York’s workers’ compensation law. These changes, among other things, reflect an increase in benefits and a limit on the number of years that permanent partial disability claimants can receive benefits. The announcement has also created expectations that the changes will lead to a reduction in premium rates for workers’ compensation insurance in New York. Definitive legislation to implement these changes has been introduced, but has not been enacted. At present, we are unsure how these changes will affect our business or results of operations. In 2006, 11.7% of our workers’ compensation business was written in New York.

A decline in the level of business activity of our policyholders could negatively affect our earnings and profitability.

In 2006, nearly all of our workers’ compensation gross premiums written were derived from small businesses. Because workers’ compensation premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. Because of their size, small businesses may be more vulnerable to changes in economic conditions. We believe that the most common reason for policyholder non-renewals is business failure. As a result, our workers’ compensation gross premiums written are primarily dependent upon economic conditions where our policyholders operate.

Our inability to register the “AMTRUST” service mark with the United States Patent and Trademark Office in connection with operation of our business could expose us to trademark infringement by others.

Some other companies currently use the “AMTRUST” service mark in connection with their businesses in the United States, including Ohio Savings Bank, which registered the mark “AMTRUST” with the United States Patent and Trademark Office (“PTO”) in 1985. On October 24, 2005, we received a letter from counsel for Ohio Savings Bank (the “Bank”), the owner of a federal trademark registration for the “AMTRUST” service mark, filed in November 1985, for use in connection with retail banking and mortgage services. The Bank alleged that our use of the “AMTRUST” service mark in an identical business would likely result in confusion, deception or mistake among consumers and therefore violated the bank’s trademark rights. The Bank requested confirmation that we would cease using the “AMTRUST” service mark in literature, advertisements, business cards, and the like, as a mark for mortgage services. In October 2005, we responded in writing, stating that we are in the insurance business rather than the banking or mortgage business, sell insurance exclusively through agents to sophisticated business customers and, therefore, there is neither a likelihood of confusion nor any trademark infringement. We also confirmed that we are not using the “AMTRUST” service mark in connection with mortgage services. We received no further communication from the Bank.

Because a third party has previously registered the “AMTRUST” service mark for financial services, we may not be able to register the “AMTRUST” service mark with the PTO. Our inability to register the “AMTRUST” service mark may hinder our ability to protect “AMTRUST” against infringement in the United States, which could adversely affect the effectiveness of our marketing efforts in the United States markets in which we operate. If we discontinue using the “AMTRUST” service mark in connection with our United States business, we would have to adopt a new service mark, which would require us to change our United States marketing materials to reflect the new mark, promote the new mark and build name recognition of the new mark in the United States markets in which we operate. See “Business — Legal Proceedings.”

Adverse developments affecting the internet may impede our ability to generate new business, service existing business and administer claims.

We rely heavily on our internet-based computer systems to generate new business and administer claims in our small business workers’ compensation segment. Our independent agents use our software to enter risk-assessment and underwriting information for all new business, which is required for our underwriters to evaluate risks. In addition, we utilize a proprietary claims handling system, which uses our internal network to handle the claims administration function that was previously outsourced. Any adverse developments that may affect the internet could potentially reduce our ability to generate new business and administer claims. Adverse developments could include:

•	system disruptions;

•	inaccessibility of our network;

•	long response times;

•	loss of important data;

•	viruses;

•	power outages; and

•	terrorism.

We maintain our servers at our facilities in Cleveland and Atlanta. A failure to protect our systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins or other events, could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable changes in economic conditions affecting the states and European countries in which we operate could adversely affect our financial condition or results of operations.

As of December 31, 2006, we provided small business workers’ compensation insurance in 37 states and the District of Columbia and specialty risk and extended warranty coverage insurance in all 50 states and the District of Columbia. Although we have expanded our operations into new geographic areas and expect to continue to do so in the future, in the year ended December 31, 2006, Florida, Georgia, New Jersey, New York and Pennsylvania accounted for approximately 68.3% of the direct gross premiums written in our small business workers’ compensation business, with Florida accounting for approximately 22.4%. In Europe, approximately 49.5% of our gross premiums written for the year ended December 31, 2006 was derived from policyholders in the United Kingdom. Consequently, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that have a larger percentage of their gross premiums written diversified over a broader geographic area. Unfavorable changes in economic conditions affecting the states or countries in which we write business could adversely affect our financial condition or results of operations.

Our specialty risk and extended warranty business is dependent upon the sale of products covered by warranties and service contracts which we cannot control.

Our specialty risk and extended warranty segment primarily covers manufacturers, service providers and retailers for the cost of performing their obligations under extended warranties and service contracts provided in connection with the sale or lease of various types of consumer electronics, automobiles, light and heavy construction equipment and other consumer and commercial products. Thus, any decrease in the sale or leasing of these products, whether due to economic factors or otherwise, is likely to have an adverse impact upon our specialty risk and extended warranty business. We cannot influence materially the success of our specialty risk clients’ primary product sales and leasing efforts.

State insurance regulators may require the restructuring of the warranty or service contract business of certain policyholders that purchase our specialty risk products and this may adversely affect our specialty risk business.

Some of the largest purchasers of our specialty risk insurance products in the United States are manufacturers, service providers and retailers that issue extended warranties or service contracts for consumer and commercial-grade goods, including coverage against accidental damage to the goods covered by the warranty or service contract. We insure these policyholders against the cost of repairing or replacing such goods in the event of such accidental damage. State insurance regulators may take the position that certain of the extended warranties or service contracts issued by our policyholders constitute insurance contracts that may only be issued by licensed insurance companies. In that event, the extended warranty or service contract business of our policyholders may have to be restructured, which could adversely affect our specialty risk and extended warranty business.

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our common stock to be volatile.

The revenues and results of operations of insurance companies historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	rising levels of claims costs, including medical and prescription drug costs, that we cannot anticipate at the time we establish our premium rates;

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes in the frequency or severity of claims;

•	the financial stability of our third party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance agreements and changes in our capital capacity;

•	new types of claims and new or changing judicial interpretations relating to the scope of liabilities of insurance companies;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	price competition;

•	inadequate reserves;

•	downgrades in the A.M. Best rating of one or more of our insurance subsidiaries;

•	cyclical nature of the property and casualty insurance market;

•	negative developments in the specialty property and casualty insurance sectors in which we operate; and

•	reduction in the business activities of our policyholders.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may be volatile.

We operate in a highly competitive industry and may lack the financial resources to compete effectively.

Although we believe that large insurance carriers generally do not aggressively pursue business in our chosen specialty markets, there still is significant competition. We compete with other insurance companies, and many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do. In our small business workers’ compensation segment, we also compete with individual self-insured companies, state insurance pools and self-insurance funds. We compete on the basis of many factors, including coverage availability, responsiveness to the needs of our independent producers, claims management, payment/settlement terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance which were more competitive than ours, we could lose market share. There is no assurance that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may expand.

If we cannot sustain our business relationships, including our relationships with independent agencies and third party warranty administrators, we may be unable to operate profitably.

Our business relationships are generally governed by agreements with agents and warranty administrators that may be terminated on short notice. We market our workers’ compensation insurance primarily through independent wholesale and retail agencies. As of December 31, 2006, independent agencies produced all of our workers’ compensation insurance premiums and one of our wholesale agents accounted for approximately 22.5% of those premiums. Except in connection with certain acquisitions, independent agencies generally are not obligated to promote our workers’ compensation insurance and may sell workers’ compensation insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance and maintain financial strength ratings that meet the requirements and preferences of our independent agencies and their policyholders.

Ten independent producers and policyholders account for the vast majority of our specialty risk and extended warranty business. As a result, the profitability of this segment of our business depends, in part, on our ability to retain these accounts, which cannot be assured.

In the specialty middle-market property and casualty segment, independent wholesale agents produce and largely control the renewal of all the business. Our ability to successfully and profitably transition this business depends on, among other things, our ability to establish and maintain good relationships with these producers.

An inability to effectively manage the growth of our operations could make it difficult for us to compete and affect our ability to operate profitably.

Our continuing growth strategy includes expanding in our existing markets, opportunistically acquiring books of business, other insurance companies or producers, entering new geographic markets and further developing our relationships with independent agencies and extended warranty/service contract administrators. Our growth strategy is subject to various risks, including risks associated with our ability to:

•	identify profitable new geographic markets for entry;

•	attract and retain qualified personnel for expanded operations;

•	identify, recruit and integrate new independent agencies and extended warranty/service contract administrators;

•	identify potential acquisition targets and successfully acquire them;

•	expand existing agency relationships; and

•	augment our internal monitoring and control systems as we expand our business.

Our inability to obtain the necessary reinsurance collateral could limit our ability to take credit for AII’s reinsurance.

AII is not licensed or admitted as a reinsurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted reinsurers on their statutory financial statements unless appropriate security mechanisms are in place, AII is typically required to post letters of credit or other collateral. If we were unable to arrange for adequate collateral on commercially reasonable terms to secure the reinsurance obligations of AII, AII could be limited in its ability to reinsure the business of TIC, RIC, and WIC and any unrelated insurance companies.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher workers’ compensation claims than we anticipated when we wrote the underlying policy. Unexpected increases in our claim costs many years after workers’ compensation policies are issued may also result in our inability to recover from certain of our reinsurers the full amount that they would otherwise owe us for such claims costs because certain of the reinsurance agreements covering our workers’ compensation business include commutation clauses which permit the reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities.

Additional capital that we may require in the future may not be available to us or may be available to us only on unfavorable terms.

Our future capital requirements will depend on many factors, including regulatory requirements, the financial stability of our reinsurers, future acquisitions and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth to support future operating requirements or cover claims. If we have to raise additional capital, equity or debt financing may not be available to us or may be available only on terms that are not favorable. In the case of equity financings, dilution to our stockholders could result and the securities sold may have rights, preferences and privileges senior to the common stock sold pursuant to this prospectus. In addition, under certain circumstances, we may sell our common stock, or securities convertible or exchangeable into shares of our common stock, at a price per share less than the market value of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition or results of operations could be adversely affected.

If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We primarily manage our investment portfolio internally under investment guidelines approved by our Board of Directors and the Boards of Directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio. When interest rates fall, mortgage-backed securities typically are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

We invest a portion of our portfolio in below investment-grade securities. The risk of default by borrowers that issue below investment-grade securities is significantly greater than that of other borrowers because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession. In addition, these securities are generally unsecured and often subordinated to other debt. The risk that we may not be able to recover our investment in below investment-grade securities is higher than with investment-grade securities.

We also invest a portion of our portfolio in equity securities, which are more speculative than debt securities.

These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our investment income. Any significant decline in our investment income would adversely affect our revenues and net income and, as a result, decrease our surplus and stockholders’ equity.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2006 and 2005, 13.6% and 19.2%, respectively, of our net premiums written were written in currencies other than the U.S. dollar. As of December 31, 2006 and 2005, approximately 8% and 11%, respectively, of our cash and investments were denominated in non-U.S. currencies. Because we write business in the EU and the United Kingdom, we hold investments denominated in Euros and British Pounds and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

Our business is dependent on the efforts of our executive officers.

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies and warranty administrators. Our principal executive officers are Barry Zyskind, Ronald Pipoly, Michael Saxon, Stephen Ungar, Christopher Longo and Max Caviet. We have entered into employment agreements with all of our principal executive officers except for Stephen Ungar. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and/or the specialty risk sectors that we target, and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers or other employees.

Our business is dependent upon third party service providers.

We use third-party claims administrators and other outside companies to underwrite policies and manage claims on our behalf for some portions of our business, including our specialty middle-market property and casualty insurance segment. We are dependent on the skills and performance of these parties, and we cannot control their actions although we provide underwriting guidelines and periodically audit their performance. In addition, the loss of the services of key outside service providers could adversely impact our business prospects and operations. The loss of the services of these providers, or our inability to contract and retain other skilled service providers from a limited pool of qualified insurance service providers, could delay or prevent us from fully implementing our business strategy or could otherwise adversely affect the Company.

 AmTrust is an insurance holding company and does not have any direct operations.

AmTrust is a holding company that transacts business through its operating subsidiaries. AmTrust’s primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay AmTrust’s direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds for AmTrust. The ability of AmTrust to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AmTrust. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, Ireland and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. See “Regulation.” As a result, at times, AmTrust may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2006 AmTrust’s insurance subsidiaries could pay dividends to AmTrust of $105.8 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

Assessments and premium surcharges for state guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. See “Regulation.” Accordingly, the assessments levied on us may increase as we increase our premiums written. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on paid losses. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

In addition, as a condition to conducting workers’ compensation business in most states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier willing to provide coverage on a voluntary basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we are compensated for our participation in these pools by receiving a share of the premium paid to the pools, this compensation is often inadequate to cover the cost of our losses arising from our participation in these pools. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. We currently participate in mandatory pooling arrangements in 13 states. Our premiums from mandatory pooling arrangements were $12.7 million and $17.7 million, respectively, for the years ended December 31, 2006 and 2005. These mandatory pooling arrangements caused our net combined ratio to increase by 1% and 2.6% for the twelve months ended December 31, 2006 and 2005, respectively. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability of other members in the pool.

The outcome of recent insurance industry investigations and legislative and regulatory proposals in the United States could adversely affect our financial condition and results of operations.

The United States insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Formal and informal inquiries have been made of a large segment of the industry, and a number of companies in the insurance industry have received or may receive subpoenas, requests for information from regulatory agencies or other inquiries relating to these and similar matters. These efforts have resulted and are expected to result in both enforcement actions and proposals for new state and federal regulation. Some states have adopted new disclosure requirements in connection with the placement of insurance business. It is difficult to predict the outcome of these investigations, whether they will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form any additional laws or regulations will have when finally adopted and the impact, if any, of increased regulatory and law enforcement action and litigation on our business and financial condition. TIC received and responded to a general, industry-wide request for information from the New Hampshire Insurance Department regarding compensation arrangements with insurance agents and brokers in December 2004 and responded to the inquiry in January 2005. Subsequent to TIC’s response to such request, TIC has not received further inquiries or comments from the New Hampshire Insurance Department.

Recently, as a result of complaints related to claims handling practices by insurers in the wake of the 2005 hurricanes that struck the gulf coast states, Congress has examined a possible repeal of the McCarran-Ferguson Act, which exempts the insurance industry from federal anti-trust laws. We cannot assure you that the McCarran-Ferguson Act will not be repealed, or that any such repeal, if enacted, would not have a material adverse effect on our business and results of operations.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. We also are required by law to offer to provide terrorism coverage in other commercial property and casualty insurance policies (except commercial auto policies) that we market. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act.

TRIA provides coverage to insurers for an act of terrorism which is declared by the U.S. Secretary of Treasury to be a “certified act of terrorism” if aggregate insurance industry losses from the act exceed certain threshold amounts ($100 million for acts of terrorism occurring in 2007). Under the TRIA program, the federal government covers 85% of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto insurance policies) covering risks in the United States. This deductible amount is 20% of such premiums for losses occurring in 2007. We estimate that our deductible would be approximately $74.2 million for 2007. Because there are substantial limitations and restrictions on the protection against terrorism losses provided to us by our reinsurance and the risk of severe losses to us from acts of terrorism remains. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and TRIA protections and could adversely affect our business and financial condition.

Our policies providing specialty risk and extended warranty coverage are not intended to provide coverage for losses arising from acts of terrorism. Accordingly, we have not obtained reinsurance for terrorism losses nor taken any steps to preserve our rights to the benefits of the TRIA program for this line of business and would not be entitled to recover from our reinsurers or the TRIA program if we were required to pay any terrorism losses under our specialty risk and extended warranty segment. Because there have been no claims filed under the TRIA program as yet, there is still a great deal of uncertainty over the way in which the federal government will implement the rules governing such claims. However, it is possible that the fact that we have not taken steps to preserve our right to the benefits of the TRIA program for the U.S. portion of our specialty risk and extended warranty segment may adversely affect our ability to collect under the program generally.

The federal terrorism risk assistance provided by TRIA will expire at the end of 2007 and it is not currently clear whether that assistance will be renewed. Any renewal may be on substantially less favorable terms.

AII may become subject to taxes in Bermuda after March 28, 2016.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given AII an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AII or any of its operations, shares, debentures or other obligations until March 28, 2016. See “Business—Certain International Tax Considerations.” Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that AII will not be subject to any Bermuda tax after March 28, 2016. In the event that AII becomes subject to any Bermuda tax after such date, it may have a material adverse effect on our financial condition and results of operations.

The effects of the increasing amount of litigation against insurers on our business are uncertain.

Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future.

Risks Related to Our Common Stock

Our common stock is listed on the NASDAQ Global Market under the symbol “AFSI”. However, the market price for shares of our common stock may be highly volatile. Our performance, as well as government or regulatory action, tax laws, interest rates and general market conditions, could have a significant impact on the future market price of our common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

•	actual or anticipated variations in our quarterly results of operations;

•	changes on our earnings estimates or publications of research reports about us or the industry;

•	increase in market interest rates that may lead purchasers of common stock to demand a higher yield;

•	changes in market valuations of other insurance companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	reaction to the sale or purchase of company stock by our principal stockholders or our executive officers;

•	changes in the economic environment in the markets in which we operate;

•	changes in tax law;

•	speculation in the press or investment community; and

•	general market, economic and political conditions.

Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2006, George Karfunkel, Michael Karfunkel and Barry Zyskind, directly or indirectly, collectively beneficially own or control approximately 59.5% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions (including related party transactions). These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASD Rule 4350(c)(5). A majority of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

If we were to cease being a controlled company as a result of issuance of common stock by us or sales of common stock by George Karfunkel, Michael Karfunkel or Barry Zyskind, we would have to comply with the board committee independence requirements of the NASDAQ Global Market within specified periods, which would involve having an entirely independent compensation and governance and nominating committees within one year after ceasing to be a controlled company. If we are unable to achieve compliance with these requirements, our common stock could be de-listed from the NASDAQ Global Market.

In addition, George Karfunkel and Michael Karfunkel through entities which each of them control have entered into transactions with us and may from time to time in the future enter into other transactions with us. As a result, these individuals may have interests that are different from, or in addition to, their interest as stockholders in our Company. Such transactions may adversely affect our results or operations or financial condition.

Our officers, directors and principal stockholders could delay or prevent an acquisition or merger of our company even if the transaction would benefit other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of the controlling stockholders. In addition, this significant concentration of share ownership may adversely affect the price prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Future sales of our common stock may affect the value of our common stock.

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the price prospective buyers are willing to pay for our common stock. Sales of a substantial number of shares of our common stock by us, or the perception that such sales could occur, may adversely affect the price prospective buyers are willing to pay for our common stock and may make it more difficult to sell shares at a time and price determined appropriate.

In November 2006, we registered the resale of 25,568,000 shares of common stock by persons who purchased common stock in a private placement in February 2006 and 16,000 restricted shares issued to certain employees on September 1, 2006 pursuant to our Equity Plan. These shares are freely tradeable under the Securities Act of 1933, except for any shares purchased by a person who is an affiliate of AmTrust.

Applicable insurance laws regarding the change of control of our company may impede potential acquisitions that our stockholders might consider to be desirable.

We are subject to state statutes governing insurance holding companies, which generally require that any person or entity desiring to acquire direct or indirect control of any of our insurance company subsidiaries obtain prior regulatory approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

RIC is domiciled in New York State. Before a person may acquire control of a New York insurance company, prior written approval must be obtained from the Superintendent of Insurance of the State of New York. Prior to granting approval of an application to acquire control of a New York insurer, the Superintendent of Insurance of the State of New York will consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results or hazards to policyholders that may arise from the consummation of the acquisition of control. Pursuant to the New York insurance holding company statute, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and polices of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the New York State Insurance Department, after notice and a hearing, may determine that a person or entity which directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company, “controls” the company. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of RIC, the insurance change of control laws of New York would apply to such a transaction.

TIC is domiciled in New Hampshire. Before a person may acquire control of a New Hampshire insurance company, prior written approval must be obtained from the New Hampshire Insurance Commissioner. Prior to granting approval of an application to acquire control of a New Hampshire insurer, the New Hampshire Insurance Commissioner will hold a public hearing on the acquisition and will consider such factors as the financial strength of the applicant, the competence, experience and integrity of the persons who would control the operations of the domestic insurer, applicant’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results or hazards to the insurance-buying public that may arise from the consummation of the acquisition of control. Pursuant to the New Hampshire insurance holding company statute, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and polices of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the New Hampshire Insurance Department, after notice and a hearing, may determine that “control” exists in fact, notwithstanding the absence of a presumption to that effect. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of TIC, the insurance change of control laws of New Hampshire would apply to such a transaction.

WIC is domiciled in Delaware. Before a person may acquire control of a Delaware insurance company, prior written approval must be obtained from the Delaware Insurance Commissioner. Prior to granting approval of an application to acquire control of a Delaware insurer, the Delaware Insurance Commissioner will hold a public hearing on the acquisition and consider such factors as the financial strength of the applicant, the competence, experience and integrity of the persons who would control the operations of the domestic insurer, applicant’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results or hazards to the insurance-buying public that may arise from the consummation of the acquisition of control. Pursuant to the Delaware insurance holding company statute, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and polices of a company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of company; however, the Delaware Insurance Department, after notice and a hearing, may determine that “control” exists in fact, notwithstanding the absence of a presumption to that effect. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of WIC, the insurance change of control laws of Delaware would apply to such a transaction.

AIU is domiciled in the Republic of Ireland. Irish law requires that anyone acquiring or disposing of a “qualifying holding” in AIU, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital involving the “specified levels” to notify the Irish Financial Regulator. The Irish Financial Regulator has three months from the date of submission of a notification within which to oppose the proposed transaction, if the Irish Financial Regulator is not satisfied as to the suitability of the acquirer “in view of the necessity to ensure sound and prudent management of the insurance undertaking.” A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the company becoming the acquirer’s subsidiary.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust would be considered to have an indirect holding in AIU at or over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be cleared with the Irish Financial Regulator prior to the transaction.

We may be unable to pay dividends on our common stock.

AmTrust’s income is generated primarily from our insurance subsidiaries. The laws of New York, New Hampshire, Delaware, Ireland and Bermuda regulate and restrict, under certain circumstances, the ability of our insurance subsidiaries to pay dividends to AmTrust. If AmTrust’s insurance subsidiaries could not pay dividends to AmTrust, AmTrust could not, in turn, pay dividends to shareholders. In addition, the terms of AmTrust’s junior subordinated debentures limit, in some circumstances, AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions on dividends or other restrictions. For these reasons, AmTrust may be unable to pay dividends on its common stock. See “Regulation.” As of December 31, 2006 AmTrust’s insurance subsidiaries collectively could pay dividends to AmTrust of $105.8 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus. On September 1, 2006 our board of directors approved the payment of a cash dividend of $0.02 per share on October 15, 2006. On December 12, 2006 our Board of Directors approved the payment of a cash dividend of $0.02 per share on January 16, 2007 to the shareholders of record on January 2, 2007.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a 63,000 square foot building in Seven Hills, Ohio, which is a suburb of Cleveland. In addition, we lease an aggregate of approximately 75,000 square feet of office space in over fifteen cities. See “Certain Relationships and Related Transactions.”

ITEM 3.  LEGAL PROCEEDINGS

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the NASDAQ Global Marketunder the symbol “AFSI” on November 13, 2006. As of March 8, 2006, there were approximately 162 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. The following table shows the high and low sales prices per share for our common shares, as reported by the NASDAQ Global Market composite tape, and the cash dividends declared with respect to such shares:

2006	High	Low	Cash Dividends Declared
Fourth quarter (November 13 through December 31)	$9.00	$7.50	$0.02

On September 1, 2006 our board of directors decided that the Company would begin paying a regular quarterly cash dividend of $0.02 per share on its common stock beginning in the fourth quarter 2006. Under this dividend program, on October 15, 2006 and January 16, 2007, the Company paid a cash dividend of $0.02 per share on its common stock to shareholders of record on October 1, 2006 and January 2, 2007, respectively.

AmTrust’s income is generated primarily from our insurance subsidiaries. The laws of New York, New Hampshire, Delaware, Ireland and Bermuda regulate and restrict, under certain circumstances, the ability of our insurance subsidiaries to pay dividends to AmTrust. In addition, the terms of AmTrust’s junior subordinated debentures would limit, in the event of a default, AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. We paid a dividend of $9.6 million to the holder of our preferred stock in July 2005 and an additional dividend of $1.2 million to this holder in December 2005. In February 2006 we exchanged all of the outstanding shares of preferred stock for an aggregate of 10,285,714 shares of common stock. For additional information regarding restrictions on the payment of dividends by us and our insurance company subsidiaries, see “Regulation.”

Common Stock Performance Graph

Set forth below is a line graph comparing the dollar in the cumulative total shareholder return on the company’s Common Stock, for the period beginning November 13, 2006 (the first trade date of the Company’s common stock) and the ending on December 29, 2006 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of five selected insurance companies over the same period. The peer group consists of AmCOMP Inc., AMERISAFE, Inc., James River Group, Inc., Meadowbrook Insurance Group, Inc. and Tower Group, Inc. The graph shows the change in value of an initial $100 investment on November 13, 2006.

Comparative Cumulative Total Returns since 11/13/06 for AmTrust Financial Group, Insurance Peer Group and the NASDAQ Global Market Stock Market Index

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO Seidman LLP, our independent auditors. The selected consolidated income statement data for the year ended December 31, 2004, are derived from our audited financial statements included elsewhere in this report, which have been prepared in accordance with GAAP and have been audited by Berenson LLP, our former independent auditors. The selected consolidated income statement data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements, which have been prepared in accordance with GAAP and have been audited by Berenson LLP. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except percentages and per share data)
Selected Income Statement Data(1)
Gross premiums written	$526,074	$286,131	$210,851	$97,490	$27,509
Ceded gross premiums written	(89,760)	(26,918)	(23,353)	(15,567)	(4,005)
Net premiums written	$436,314	$259,213	$187,498	$81,923	$23,504
Change in unearned net premiums written	(107,302)	(43,183)	(48,684)	(30,256)	(6,230)
Net earned premiums	$329,012	$216,030	$138,814	$51,667	$17,274
Commission and fee income	$12,403	$8,196	$5,202	$1,052	$341
Net investment income(2)	27,583	11,534	4,439	3,072	2,242
Net realized gains (loss)	14,783	4,875	1,278	(1,004)	(1)
Other	244	—	222	496	—
Total revenues	$384,025	$240,635	$149,955	$55,283	$19,856
Loss and loss adjustment expense	$210,140	$142,006	$90,178	$34,884	$9,139
Policy acquisition expenses(3)	43,302	30,082	20,082	8,194	3,848
Salaries and benefits(4)	28,277	13,903	10,945	4,063	3,312
Other insurance general and administrative expenses(5)	20,804	19,257	10,430	3,696	1,179
Other operating expenses(6)	10,561	5,805	2,167	1,000	—

Total expenses	$313,084	$211,053	$133,802	$51,837	$17,478

Operating income from continuing operations	$70,941	$29,582	$16,153	$3,446	$2,378
Other income (expense) Foreign currency gain (loss)	833	$388	—	—	—
Miscellaneous	—	—	(85)	(545)	(116)
Interest expense	(5,326)	(2,784)	(264)	(221)	(161)
Total other expenses	$(4,493)	$(2,396)	$(349)	$(766)	$(277)
Income from continuing operations before minority interest, provision for income taxes and change in accounting principle	$66,448	$27,186	$15,804	$2,680	$2,101
Total provision for income taxes	17,779	6,666	3,828	1,258	510
Minority interest	244	—	—	—	—
Income from continuing operations before change in accounting principle	$48,425	$20,520	$11,976	$1,422	$1,591
Cumulative effect of change in accounting principle	—	—	—	—	578
Income from continuing operations	48,425	20,520	11,976	1,422	2,169
Foreign currency gain from discontinued operations(7)	—	21,745	—	—	—
Other income (loss) from discontinued operations(7)	431	(4,706)	2,134	(30)	—
Net income	$48,856	$37,559	$14,110	$1,392	$2,169
Preferred stock dividend accumulated(8)	—	1,200	4,800	4,800	—
Net income (loss) available to common shareholders	$48,856	$36,359	$9,310	$(3,408)	$2,169

Basic earnings (loss) per common share:
Income (loss) from continuing operations before change in accounting principle	$0.86	$0.80	$0.30	$(0.14)	$0.07
Cumulative effect of change in accounting principle	—	—	—	—	0.02
Income (loss) from discontinued operations	0.01	0.71	0.09	—	—
Net income (loss) per common share (basic)	$0.87	$1.51	$0.39	$(0.14)	$0.09
Weighted average shares outstanding	56,314,663	24,089,286	24,089,286	24,089,286	24,089,286

Dividend declared per common share	$0.04	$—	$—	$—	$—

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except percentages and per share data)
Selected Insurance Ratios and Operating Information
Net loss ratio(9)	63.9%	65.7%	65.0%	67.5%	52.9%
Net expense ratio(10)	28.0%	29.4%	29.9%	30.9%	48.3%
Net combined ratio(11)	91.9%	95.1%	94.8%	98.4%	101.2%

Return on average equity(12)	21.3%	31.7%	13.0%	1.6%	4.4%
Return on average equity without foreign currency gain and discontinued operations(12)	21.1%	17.3%	11.0%	1.6%	4.4%

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except percentages and per share data)
Selected Balance Sheet Data
Cash and cash equivalents	$59,916	$115,847	$28,727	$11,202	$7,068
Investments	725,954	299,965	169,484	74,379	30,042
Real estate(7)	—	—	161,555	185,744	168,523
Amounts recoverable from reinsurers	44,127	17,667	14,445	4,046	1,533
Premiums receivable, net	147,779	81,070	56,468	26,143	11,927
Deferred income taxes	9,542	9,396	1,952	1,130	958
Goodwill and intangibles assets	29,369	20,781	9,309	6,100	5,500
Total assets	1,185,953	612,890	497,530	341,394	306,225
Reserves for loss and loss adjustment expense	295,805	168,007	99,364	37,442	14,743
Unearned premiums	323,155	156,802	105,107	42,681	12,659
Mortgage notes(7)	—	—	92,919	107,960	93,420
Note payable	—	25,000	1,700	3,649	3,648
Junior subordinated debt	82,476	51,548	—	—	—
Common stock and additional paid in capital	239,538	12,647	12,647	12,647	12,647
Preferred stock(8)	—	60,000	60,000	60,000	60,000
Total shareholders’ equity	340,479	118,411	118,828	98,467	79,048

(1)	Results for a number of periods were affected by our various acquisitions from 2002 to 2006.

(2)	Also included is the finance income of AFS Capital Corporation prior to its disposition in April 2005.

(3)	Policy acquisition expenses include commissions paid directly to producers as well as premium taxes and assessments.

(4)
For periods subsequent to 2002 salaries and benefits are for employees who are directly engaged in insurance activities. Policy acquisition expenses and salaries and benefits for 2002 were included in other insurance general and administrative expenses.

(5)
Other insurance general and administrative expenses represent those costs other than policy acquisition expenses, as well as salaries and benefits, that are directly attributable to insurance activities. Policy acquisition expenses and salaries and benefits for 2002 were included in other insurance general and administrative expenses.

(6)	Other operating expenses are those expenses that are associated with fee and commission generating activities in which the Company engages.

(7)
The foreign currency gain from discontinued operations relates to our wholly-owned subsidiary, AmTrust Pacific Limited, a New Zealand real estate operating company (“APL”). Income (loss) from discontinued operations reflects the results of operations of APL and AFS Capital Corp., a premium finance company. The real estate in the balance sheet reflects the carrying value of real estate held by APL. The mortgage notes in the balance sheet reflect mortgage debt on this real estate. All of these real estate assets were liquidated as of November 2005. For more information about these transactions, see the consolidated financial statements and related notes included elsewhere in this document.

(8)
In January 2006, the holder of our preferred stock agreed to a reduction of the dividend in 2005 to $1.2 million. Our preferred stock was exchanged for an aggregate of 10,285,714 shares of our common stock in February 2006.

(9)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.

(10)	Net expense ratio is calculated by dividing the total of the acquisition expenses, salaries and benefits as well as other insurance general and administrative expenses by net premiums earned.

(11)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.

(12)	Calculated by dividing net income, by the average stockholders’ equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this prospectus. This discussion and analysis includes forward-looking statements that are subject to risks, uncertainties and other factors described under the caption “Risk Factors” beginning on page 42. These factors could cause our actual results in current and future periods to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

AmTrust is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe are generally underserved by larger insurance carriers. AmTrust has grown by hiring teams of underwriters with expertise in our specialty lines and through acquisitions of producer networks and renewal rights to established books of specialty insurance business. Since our current majority stockholders acquired AmTrust in 1998, we have expanded our operations into three business segments:

•	Workers’ compensation for small businesses (average premium less than $5,000 per policy) in the United States;

•
Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United Kingdom, certain other European Union countries and the United States; and

•
Specialty middle-market property and casualty insurance. We write commercial insurance for relatively homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment through general and other wholesale agents.

Our business has grown substantially since 2002 when our annual gross premiums were $27.5 million. Our annual gross premiums written in 2004, 2005 and 2006 were $210.9, $286.1 and $526.1 million, respectively. Our annual premiums written in our workers’ compensation segment have increased substantially from $21.1 million in 2002. Annual gross premiums written in this segment in 2004, 2005 and 2006 were 137.9 million, $204.6 million and $258.9 million, respectively. Our annual gross premiums written in our specialty risk and extended warranty segment increased substantially from $6.4 million in 2002. Annual gross premiums written in this segment in 2004, 2005 and 2006 were $72.9 million, $81.6 million and $132.8 million, respectively. Our gross premiums written in the specialty middle-market property and casualty insurance business segment, which we acquired in December 2005, was $134.3 million for the year ended December 31, 2006. Our net income from continuing operations increased from $2.2 million in 2002 to $12.0 million, $20.5 million and $48.4 million in 2004, 2005 and 2006, respectively. Given the larger scale of our current operations, our past growth rate is likely not indicative of our future growth rate.

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our small business workers’ compensation and specialty middle market segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, seasonality may have been muted by our acquisition activity. We believe that seasonality is likely to be more evident over time.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing net income by the average of stockholders’ equity. Our return on average equity was 13.0% in 2004, 31.7% in 2005 and 21.3% in 2006. Our overall financial objective is to produce a return on average equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while maintaining optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 94.8% in 2004, 95.1% in 2005 and 91.9% for 2006. A key factor in achieving our targeted net combined ratio is improvement of our net expense ratio. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe will provide opportunities for greater returns.

Our consolidated results include the results for our holding company and our wholly-owned subsidiaries which principally include:

•
Technology Insurance Company, Inc. (“TIC”) which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;

•
Rochdale Insurance Company (“RIC”), which underwrites workers’ compensation insurance, specialty risk and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;

•
Wesco Insurance Company (“WIC”), which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States:

•	AmTrust International Underwriters Limited (“AIU”), which underwrites specialty risk and extended warranty coverage plans in the European Union;

•	AmTrust International Insurance, Ltd. (“AII”), which reinsures the underwriting activities of TIC, RIC and AIU; and

•	AmTrust Pacific Limited, a New Zealand real estate operating company, which discontinued operations in 2004.

AII, RIC, TIC and WIC are each rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels. AIU is not rated by A.M. Best. We reinsure our insurance risks through internal reinsurance agreements and agreements with third party reinsurers. As of December 31, 2006, we had approximately 325 employees worldwide.

Through a combination of acquisitions and organic growth, we have expanded geographically and acquired additional distribution channels, without acquiring the legacy liabilities of other insurance carriers, by primarily structuring our acquisitions as “renewal rights” acquisitions, including the following:

•
In December 2002, we acquired from the Princeton Agency, Inc. (“Princeton”) access to its distribution network, certain employees and the renewal rights to Princeton’s book of workers’ compensation business. The acquisition increased our agent relationships in the Northeast and Midwest and enhanced our marketing efforts in these regions.

•
In December 2003, we acquired from The Covenant Group, Inc. (“Covenant”) access to its distribution network, the renewal rights to its workers compensation book, non-competition covenants and its proprietary claims handling systems. We also hired several experienced claims adjusters. This transaction increased our presence in the Southeast and enabled us to move the adjustment of claims arising from our small business workers’ compensation segment from third party administrators to an experienced internal claims staff.

•
In August 2004, we expanded our business to Florida by acquiring from Associated access to its distribution network, non-competition covenants and the renewal rights to a book of workers’ compensation business.

•
In December 2005, we expanded into the specialty middle-market property and casualty business through our acquisition from Alea of access to its distribution network, renewal rights to substantially all of its specialty middle market property and casualty business, certain employees, including senior management and non-competition covenants. The business in this segment produced approximately $134 million of gross premiums written in the first year of 2006. See “Business—Business Segments—Specialty Middle-Market Property and Casualty.”

•
On June 1, 2006, we acquired 100% of the issued and outstanding shares of WIC. At that time, WIC had approximately $15 million in capital and surplus and no net liabilities. WIC is licensed in all 50 states and the District of Columbia.

•
On June 1, 2006, we acquired from Muirfield access to its distribution network, certain employees, non-competition covenants and the renewal rights to it’s book of workers’ compensation business, which generated approximately $14 million in gross premiums written for us in 2006, concentrated in the Midwest. We believe that this transaction will help us accelerate our growth in the Midwest. Since we acquired access to its distribution network and renewal rights, we offer renewals and quotes to policyholders only for risks which meet our underwriting guidelines. Furthermore, agents and policyholders are not obligated to renew with us.

As a result of our integration efforts, each of the businesses we acquired, prior to the Alea acquisition, is processed using our proprietary systems. At present, the workers’ compensation portion of our specialty middle market property and casualty business and approximately one-quarter of the other commercial lines are being processed using our propriety systems. We expect to process all of this business using our systems over time.

In early 2003, we expanded our specialty risk and extended warranty segment in Europe by hiring experienced underwriters in London, who we believe are recognized for their expertise in the European specialty risk and extended warranty coverage market. Many of the European-based specialty risk and extended warranty coverages we currently underwrite have been underwritten by our underwriters for a number of years.

Investment income is an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in many other lines of business. Our net investment income (including finance income of AFS Capital Corporation prior to its disposition in April 2005) was $4.4 million, $11.5 million and $27.6 million in 2004, 2005 and 2006, respectively. As of December 31, 2006, the Company held 7.7% of total invested assets in cash and cash equivalents. This relatively high concentration of cash and cash equivalents represents our reaction to the relatively flat debt yield curve and should enable the Company to quickly redeploy substantial assets should the interest rate environment change.

Our most significant balance sheet liability is our reserves for loss and loss adjustment expense. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Our reserves for loss and loss adjustment expenses incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

The use of reinsurance is an important component of our business strategy. See “Business— Reinsurance.” As losses are incurred and recorded, we record amounts recoverable from third party reinsurers for the portion of the paid and unpaid losses ceded to the reinsurers. We have purchased reinsurance for our small business workers’ compensation segment, which also reinsures the workers’ compensation portion of the specialty middle-market property and casualty business we recently acquired. We purchased reinsurance to cover the property portion of this business, although we have not written any property coverage. We do not plan to reinsure the general liability and auto liability portions of this business.

Capital Transactions

Private Placement

On February 9, 2006, the Company sold 25,568,000 shares of Common Stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $7.00 per share, subject to an initial purchaser’s discount and placement fee of $0.49 per share. The proceeds to the Company after expenses totaled $165.6 million.

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

Common Stock

On September 1, 2006, the Company issued 16,000 restricted shares of Common Stock with a market value of $120,000 to certain employees.

On November 9, 2006, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-134960) filed on June 12, 2006, as amended. On November 13, 2006, the Company started trading on the NASDAQ Global Markets under the symbol “AFSI” at $7.50 per share. The registration related to 25,568,000 of the private placement shares and 16,000 shares issued to employees. As a part of this registration the Company received no proceeds.

Recent Acquisitions

On February 1, 2007, we participated with H.I.G. Capital in financing its acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. We currently provide insurance coverage for Warrantech’s consumer product group programs. In connection with the financing, Warrantech granted to us a right of first refusal to underwrite all of its warranty programs. As the Company does not exhibit control over Warrantech, the Company will account for this investment under the equity method.

Financing Activities

On March 14, 2007, the Company agreed to issue $40 million in principal amount of a junior subordinated debenture (the “2007 Debenture”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture agreement with Wilmington Trust Company as trustee. The transaction is scheduled to close on March 22, 2007. The 2007 Debenture will mature in March 2037 and bear interest at a rate per annum of 7.93% until March 2012 and, thereafter, at a floating rate per annum equal to the sum of the 3-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus 3.00%. The 2007 Debenture will be redeemable at par at the Company’s election after March 2012.

On June 27, 2006, we obtained a line of credit in the amount of $50.0 million from JPMorgan Chase Bank. The line of credit will permit the Company to obtain short term loans at a rate of interest of LIBOR plus 1.50%. The line of credit expires on June 30, 2007. To date, the Company has not borrowed any funds under the line of credit.

On July 25, 2006, the Company issued $30 million in principal amount of a junior subordinated debenture (the “2006 Debenture”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture agreement with Wilmington Trust Company as trustee. The 2006 Debenture matures on September 15, 2036 and bears interest at a rate per annum of 8.83% until September 15, 2011 and, thereafter, at a floating rate per annum equal to the sum of the LIBOR rate determined each quarter plus 3.30%. The 2006 Debenture is redeemable at par at the Company's election after September 15, 2011.

Principal Revenue and Expense Items

Our revenues consist primarily of the following:

Gross Premiums Written. Gross premiums written represent estimated premiums from each insurance policy that we write, including as part of an assigned risk pool, during a reporting period based on the effective date of the individual policy. Certain policies that are underwritten by the Company are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

Net Premiums Written. Net premiums written are gross premiums written less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Premiums Earned. Net premiums earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2006 for an employer with constant payroll during the term of the policy, we would earn half of the premiums in 2006 and the other half in 2007. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 34 months, but range in duration from one month to 60 months.

Net Investment Income. We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. A portion of these funds are held in cash and cash equivalents. Our net investment income includes interest and dividends earned on our invested assets. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of an other-than-temporary impairment. We classify most of our fixed maturity securities as held-to-maturity, and the remainder of our fixed maturity securities and all of our equity securities as available-for-sale. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Fee Income. We recognize fee revenue as a servicing carrier for the Commonwealth of Virginia and the State of Georgia’s workers’ compensation insurance plans. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties. We also recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved. Our specialty risk and extended warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third parties.

Our expenses consist primarily of the following:

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses ("LAE") incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious claims to take several years to settle and we revise our estimates as we receive additional information about the condition of injured employees and the costs of their medical treatment. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Policy Acquisition Expenses. Policy acquisition expenses comprise commissions directly attributable to those agents, wholesalers or brokers that produce premiums written on our behalf. In most instances, commissions are paid based on collected premium, which reduces our credit risk exposure associated with producers in case a policyholder does not pay a premium. We pay state and local taxes, licenses and fees, assessments and contributions to various state workers’ compensation guaranty funds based on our premiums or losses in each state. Surcharges that the Company may be required to charge insureds in certain jurisdictions are considered accrued liabilities, rather than expense.

Salaries and Benefits. Salaries and benefits expenses are those salaries and benefits expenses for employees that are directly involved in the origination, issuance and maintenance of policies, claims adjustment and accounting for insurance transactions. Salaries and benefits associated with employees that are involved in fee generating activities are classified as other expenses.

Other Insurance General and Administrative Expenses. Other insurance general and administrative expenses are comprised of other costs associated with the Company’s insurance activities such as federal excise tax, postage, telephones and internet access charges as well as legal and auditing fees and board and bureau charges.

Other Operating Expenses. Other operating expenses include those charges that are related to the non-insurance fee generating activities in which the Company engages, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities.

Interest Expense. Interest expense represents amounts we incur on our outstanding indebtedness at the then-applicable interest rates.

Income Tax Expense. We incur federal income tax expense as well as income tax expense in certain foreign jurisdictions in which we operate.

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

Return on Equity. Return on equity is calculated by dividing net income (net income excludes results of discontinued operations as well as any currency gain or loss associated with discontinued operations on an after tax basis) by the average of shareholders’ equity.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial statements. We consider some of these policies to be very important to the presentation of our financial results because they require us to make estimates and assumptions. The Company’s management has discussed the development, selection and disclosure of the estimates and assumptions used with the audit committee. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex, and, consequently, actual results in future periods might differ significantly from these estimates.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, goodwill and other intangible assets and the valuation of stock based compensation.

The following is a description of our critical accounting policies.

Reserves for Loss and Loss Adjustment Expenses. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our reserves for loss and loss adjustment expenses are estimated using case-by-case valuations and statistical analyses.

We utilize a combination of the Company's incurred loss development factors and industry-wide incurred loss development factors.  Our actuary generates a range within which it is reasonably likely that our ultimate loss and loss adjustment expenses will fall. The low end of the range is established by assigning a weight of 75% to our ultimate losses obtained by application of the Company’s own loss development factors and 25% to our ultimate losses developed through application of industry wide loss development factors. The high end is established by assigning a weight of 50% each to our ultimate losses as developed through application of Company and industry wide loss development factors. The determination to assign particular weights to ultimate losses developed through application of Company loss development factors and industry-wide loss development factors is made by our actuary and is a matter of actuarial judgment. In connection with the generation of the range, we have not made any shifts in the relative weights assigned to ultimate losses developed through application of Company and industry-wide loss development factors. However, in the selection of our reserves, the Company, based on the increasing of its data, has given greater consideration to the results attributable to its own loss development factors. Nevertheless, we continue to record our reserves at the higher end of the range, above the midpoint, which we believe to be prudent in light of the uncertainty inherent in estimating reserves.

We believe this method, which tracks the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability.  These factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers' compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations.  The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements.  If all things remain equal, losses incurred in 2007 should develop similarly to losses incurred in 2006 and prior years.  Thus, if the Net Loss Ratio for premiums written in year one is 55.0% we expect that the Net Loss Ratio for premiums written in year 2 also would be 55.0%.  However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, the Company has not experienced material variability in its loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. As of December 31, 2006, the average cost per claim was $12,337, which was a 7% increase over the claims severity from 2001-2005 of $11,531. In 2006, claims frequency (number of claims per $1.0 million of payroll) increased to 0.81 from 0.77, an increase of 5.2%, for the period between 2001 and 2005.

In the event of a 5% increase in claims frequency as measured by payroll, which we believe is the most important assumption regarding our business, the Company’s loss reserves as of December 31, 2006 would be understated by $3.8 million and would result in an after tax reduction in shareholders’ equity of $2.5 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, the Company’s loss and loss adjustment expense reserves would be understated by $2.6 million and would result in an after tax reduction in shareholders’ equity of $1.7 million.

On a quarterly basis, and in some cases more frequently, we review our reserves to determine whether they are consistent with our actual results.  In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly.  For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2005, we recognized a $1.0 million redundancy in prior year's reserves. In 2006, we recognized a $0.5 million deficiency in the prior year's reserves. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Risk Factors” and “Business—Loss Reserves.”

Amounts Recoverable from Reinsurers. Amounts recoverable from third party reinsurers represent the portion of our paid and unpaid loss and loss adjustment expenses that is assumed by such reinsurers. We are required to pay claims even if a reinsurer fails to pay us under the terms of a reinsurance contract. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, as well as the terms and conditions of our reinsurance contracts, which could be subject to interpretation. In addition, we bear credit risk with respect to our reinsurers, which can be significant because some of the unpaid loss and loss adjustment expenses for which we have reinsurance coverage remain outstanding for extended periods of time.

Assessments Related to Insurance Premiums. We are subject to various assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and second injury funds. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written. Assessments based on losses are generally paid within one year of when claims are paid by us. State guaranty fund assessments are used by state insurance oversight agencies to pay claims of policyholders of impaired, insolvent or failed insurance companies and the operating expenses of those agencies. Second injury funds are used by states to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. In some states, these assessments and premium surcharges may be partially recovered through a reduction in future premium taxes.

Premiums. Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period.. The Company also estimates an allowance for doubtful accounts.

        Earned But Unbilled Premium. Earned but unbilled premium (“EBUB”) estimates the amount of audit premium for those policies that have yet to be audited as of the date of the quarter or year end. Workers’ compensation policies are subject to audit and the final premium may increase or decrease materially from the original premium due to revisions to actual payroll and/or employee classification.  As prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 60 “Accounting and Reporting by Insurance Enterprises”, paragraphs 13 and 14 as well as Statement of Statutory Accounting Principles (“SSAP”) 53, the Company determines EBUB using statistically supported aggregate calculations based on the Company’s historical premium audit results. The Company has not had a material adjustment as a result of actual premium audits materially differing from the estimates used in calculating EBUB.

As of December 31, 2006, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $1.2 million or $0.8 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $0.8 million or $0.5 million after tax.

In calculating EBUB, the Company considers its ability to collect the projected increased premium as well as those expenses associated with both the additional premium and return premium.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets represent the consideration we pay for the acquisition of access to distribution networks and renewal rights from certain third parties. In such a transaction, we purchase the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire (we do not acquire any in-force policies) as well as existing agency lists and certain operating platforms. We record intangible assets based on minimum future consideration that is paid or to be paid to the seller as provided in the acquisition agreement with the seller. In future periods if the minimum consideration is exceeded due to production incentive payments to the seller, the additional consideration will be recorded as goodwill. Intangible assets are amortized over their useful life. Intangible assets are evaluated periodically to ensure that there is no change required in the amortization period based on required accounting standards. Goodwill is not amortized. The carrying amount is evaluated annually for impairment. If there is an impairment to goodwill, we will recognize a reduction in intangible assets with a corresponding charge to expense in the period in which the impairment occurs.

Deferred Policy Acquisition Costs. We defer commission expenses, premium taxes and assessments as well as certain marketing, sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve.

Deferred Income Taxes. Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of the book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company evaluates the recoverability of deferred tax assets. A valuation allowance is recorded to reduce any portion of the deferred tax asset that is expected to more likely not be realized. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that’s realizable.

In assessing whether our deferred tax assets will be realized, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Stock Compensation Expense. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock and stock option grants under the Company’s 2005 Equity Incentive Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date.

Impairment of Investment Securities. Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below our cost or amortized cost, as applicable, for the security and the impairment is deemed to be other-than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. Some of the factors we consider include:

•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

  Off Balance Sheet Risk - The Company has no known off-balance sheet exposure or risk.

Results of Operations

Consolidated Results of Operations

(In thousands)	December 31,
	2006	2005	2004
Gross Written Premium	$526,074	$286,131	$210,851
Revenues:
Premium Income
Net Premiums Written	$436,314	$259,213	$187,498
Change in Unearned Premium	(107,302)	(43,183)	(48,684)
Net Earned Premium	329,012	216,030	138,814

Fee Income	12,403	8,196	5,202
Net Investment Income	27,583	11,534	4,439
Net Realized Gains	14,783	4,875	1,278
Other	-	-	222
Investment income on managed assets	244
	55,031	24,605	11,141

Total Revenue	384,025	240,635	149,955

Loss and Loss Adjustment Expense	210,140	142,006	90,178
Policy Acquisition Expenses	43,302	30,082	20,082
Salaries and Benefits	28,277	13,903	10,945
Other insurance general and administrative expense	20,804	19,257	10,430
Other underwriting expenses	10,561	5,805	2,167

	313,084	211,053	133,802

Income from Continuing operations	70,941	29,582	16,153

Other income (expense)
Foreign Currency Gain	833	388	-
Miscellaneous	-	-	(85)
Interest Expense	(5,326)	(2,784)	(264)
	(4,493)	(2,396)	(349)

Income from Continuing operations before provision for income taxes and minority interest	66,448	27,186	15,804

Provision for Income taxes	17,779	6,666	3,828
Minority interest in managed assets	244	-	-

Net income from continuing operations	48,425	20,520	11,976

Foreign currency gain on discontinued operations	-	21,745	-
Income (loss) from discontinued operations	431	(4,706)	2,134
	431	17,039	2,134

Net income	48,856	37,559	14,110

Preferred Stock Dividends	-	(1,200)	(4,800)

Net income available to common shareholders	$48,856	$36,359	$9,310

Consolidated Result of Operations for 2006 Compared to 2005

Gross Premiums Written. Gross premiums written increased from $286.1 million for the year ended December 31, 2005 to $526.1 million for the year ended December 31, 2006. The increase of $240.0 million or 83.9% was attributable to our commencement in January 2006 of business in the specialty middle-market property and casualty segment, which generated gross premiums written of $134.3 million or 56.0% of the increase in premiums, as well as a $54.4 million increase in our small business workers’ compensation and a $51.3 million increase in gross premiums written in our specialty risk and extended warranty business. A majority of the increase to workers’ compensation gross premiums were due to increases in policy premiums and acquisitions. Additionally, specialty risk and extended warranty gross premiums increased primarily attributable to new business programs in the U.S.

  Net Premiums Written. Net premiums written increased from $259.2 million to $436.3 million for the years ended December 31, 2005 and 2006, respectively. This $177.1 million or 68.3% increase was the result of an increase in gross premiums written in the year ended period. The increase by segment was: small business workers’ compensation - $51.2 million; specialty risk and extended warranty - $42.6 million; and specialty middle market property and casualty - $83.3 million.

  Net Premiums Earned. Net premiums earned increased from $216.0 million for the year ended December 31, 2005 to $329.0 million for the year ended December 31, 2006. This $113.0 million or 52.3% increase is the result of the increase in net premiums written over the twelve preceding months of December 31, 2006, relative to the increase in net premiums written over the twelve months preceding December 31, 2005. The increase by segment was: small business workers’ compensation - $55.1 million; specialty risk and extended warranty - $13.1 million; and specialty middle market property and casualty - $44.8 million.

Fee income. Fee income increased from $8.2 million for the year ended December 31, 2005 to $12.4 million for the year ended December 31, 2006. This $4.2 million or 51.2% increase is the result of increased fee revenue from the both the administration of the Georgia Plan and specialty risk and extended warranty clients for which a subsidiary of the Company acts as program administrator.

 Net Investment Income. Net investment income for the year ended December 31, 2006, was $27.6 million, compared to $11.5 million for the same period in 2005, an increase of $16.1 million or 140.0%. The increase in net investment income was the result of increased invested assets. Average invested assets (excluding equity securities) was approximately $513 million for the year ended December 31, 2006 compared to approximately $258 million for the year ended December 31, 2005 an increase of $255 million or 98.8%. In addition, yields on fixed maturities have increased over the same time period from 3.7% to 6.2%.

 Net Realized Gains on Investments. Net realized gains on investments for the year ended December 31, 2006 were $14.8 million, compared to $4.9 million for the same period in 2005. The increase relates primarily to the increase in the average assets held for investment during the period.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $69.1 million or 48.0% from $142.0 million for the year ended December 31, 2005 to $210.1 million for the year ended December 31, 2006. Nevertheless, the Company’s loss ratio for the year ended December 31, 2006 decreased to 63.9% from 65.7% for the year ended December 31, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience. As the Company writes more business in the small workers’ compensation segment and its data becomes more reliable, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have proportionally decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $63.5 million for the year ended December 31, 2005 to $92.4 million for the year ended December 31, 2006, an increase of $28.9 million or 45.5%. The expense ratio for the same periods decreased from 29.4% to 28.1%, respectively.

Income from Continuing Operations. Operating income from continuing operations increased to $70.9 million for the year ended December 31, 2006, from $29.6 million for the year ended December 31, 2005, an increase of $40.3 million or 136.1%. This increase is attributable to strong growth in revenue combined with a slight improvement in the both the loss ratio and the net expense ratio.

Interest Expense. Interest expense for the year ended December 31, 2006 was $5.3 million, compared to $2.8 million for the same period in 2005. The increase was attributable to interest expense on $50.0 million of junior subordinated debentures issued by the Company in 2005 and $30.0 million of junior subordinated debentures issued by the Company in July of 2006.

Income Tax Expense (Benefit). Income tax expense for year ended December 31, 2006 was $17.8 million which results in an effective tax rate of 26.8%. Income tax expense for year ended December 31, 2005 was $6.7 million which results in an effective tax rate of 24.6%. The increase in the effective tax rate is result of having a smaller proportion income being earned by our foreign operations that are not subject to United States federal taxation relative to those operations whose income is subject to United States federal taxation.

Consolidated Result of Operations for 2005 Compared to 2004

  Gross Premiums Written. Gross premiums written increased from $210.9 million for the year ended December 31, 2004 to $286.1 million for the year ended December 31, 2005. The 35.7% increase was attributable to increases in our workers’ compensation of $66.7 million as well as an $8.7 million increase in writings in our specialty risk and extended warranty business.

Net Premiums Written. Net premiums written increased from $187.5 million to $259.2 million for the years ended December 31, 2004 and 2005, respectively. This 38.2% increase was the result of the increased gross premiums written over the same period of time.

Net Premiums Earned. Net premiums earned increased from $138.8 million for the year ended December 31, 2004 to $216.0 million for the year ended December 31, 2005. This 55.6% increase was the result of the increase in net premiums written over the twelve months preceding December 31, 2005 relative to the increase in net premiums written over the twelve months preceding December 31, 2004.

Net Investment Income. Net investment income for the year ended December 31, 2005 was $11.5 million, compared to $4.4 million for the same period in 2004, an increase of 159.8%. Investment income was increased by the sale of approximately $80.0 million in net assets previously held in real estate (which did not produce regular fixed income) the proceeds of which were placed in our investment portfolio as well as the issuance of $50.0 million of junior subordinated debentures in two trust preferred securities transactions during the year. Also the Company generated positive cash flows from operations of $109.8 million for the year ended December 31, 2005.

Net Realized Gains on Investments. Net realized gains on investments for the year ended December 31, 2005 were $4.9 million, compared to $1.3 million for the same period in 2004. The increase is the result of hiring in 2005 a team to actively manage our new equity portfolio which resulted in increase realized activity.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased 57.5% from $90.2 million for the year ended December 31, 2004 to $142.0 million for the year ended December 31, 2005. The loss ratio remained comparable for the periods with a loss ratio of 65.0% for the year ended December 31, 2004 and 65.7% for the year ended December 31, 2005.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $41.5 million for the year ended December 31, 2004 to $63.5 million for the year ended December 31, 2005, an increase of 53.2%. Despite this increase, the expense ratio decreased from 29.9% to 29.4% for the same period.

Operating Income From Continuing Operations. Income from continuing operations increased to $29.6 million for the year ended December 31, 2005 from $16.2 million for the year ended December 31, 2004, an increase of 83.1%. This increase is attributable to strong growth in revenue combined with an improvement in the net expense ratio.

Interest Expense. Interest expense for the year ended December 31, 2005 was $2.8 million, compared to $0.3 million for the same period in 2004. The increase was attributable to interest payable on $50.0 million of junior subordinated debentures that the Company issued in 2005.

Income Tax Expense (Benefit). Company income tax expense for the year ended December 31, 2005 was $6.7 million for an effective tax rate of 24.5% compared to income tax expense of $3.8 million for an effective tax rate of 24.2% for the same period in 2004. The decrease in the effective tax rate is the function of certain activities in our foreign operations that are not subject to United States Federal Taxation.

Small Business Workers’ Compensation Segment

(In thousands)	December 31,
	2006	2005	2004

Gross Premiums Written	$258,930	$204,565	$137,906

Net Premiums Written	239,509	188,328	128,824
Change in Unearned Premium	(18,415)	(22,353)	(14,842)
Net Premiums Earned	221,094	165,975	113,982

Loss and Loss Adjustment Expense	132,823	107,915	72,216
Acquisition Expenses	37,520	30,082	20,082
Salaries and Benefits	17,947	9,940	7,158
Other Insurance General and Administrative Expense	13,330	11,621	6,885
	201,620	159,558	106,341
Income from operations excluding investment income	$19,474	$6,417	$7,641

Key Measures:
Net Loss Ratio:	60.1%	65.0%	63.3%
Net Expense Ratio:	31.1%	31.1%	30.0%
Net Combined Ratio	91.2%	96.1%	93.3%

Small Business Workers’ Compensation Segment Results of Operation 2006 Compared to 2005

Gross Premiums Written. Gross premiums written increased from $204.6 million for the year ended December 31, 2005 to $258.9 million for the year ended December 31, 2006. The increase of $54.4 million or 26.6% was attributable to the increase in our average policy premium and the number of policies written which accounted for $25.3 million. In addition, in 2006, Muirfield produced $14.0 million of gross premiums written and new assigned risk pools generated $10.6 million of gross premiums written.

Net Premiums Written. Net premiums written increased from $188.3 million to $239.5 million for the year ended December 31, 2005 and 2006, respectively. This $51.2 million or 27.2% increase was the result of an increase in gross premiums written in 2006. In addition, the Company increased its per occurrence retention from $0.6 to $1.0 million resulting in less ceded premium.

Net Premiums Earned. Net premiums earned increased from $166.0 million for the year ended December 31, 2005 to $221.1 million for the year ended December 31, 2006. This $55.1 million or 33.2% increase is the result of the increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $24.9 million or 23.1% from $107.9 million for the year ended December 31, 2005 to $132.8 million for the year ended December 31, 2006. Nevertheless, the Company’s loss ratio for the segment for the year ended December 31, 2006 decreased to 60.1% from 65.0% for the year ended December 31, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience. As the Company writes more business in the small workers’ compensation segment and its data becomes more reliable, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have proportionally decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $51.6 million for the year ended December 31, 2005 to $68.8 million for the year ended December 31, 2006, an increase of $17.2 million or 3.3%. The expense ratio remained consistent at 31.1% for both periods.

Income from Continuing Operations Excluding Investment Income. Operating income from continuing operations excluding investment income increased to $19.5 million for the year ended December 31, 2006, from $6.4 million for the year ended December 31, 2005, an increase of $13.1 million or 204.7%. This increase is attributable to strong growth in revenue combined with an improvement in the loss ratio and a consistent expense ratio.

Small Business Worker’s Compensation Segment Results of Operation 2005 Compared to 2004

Gross Premiums Written - Small Business Workers’ Compensation. Gross premiums written for the year ended December 31, 2005 were $204.6 million, compared to $137.9 million for the same period in 2004, an increase of 48.4%, or $66.7 million. $46.2 million or 69.3% of the increase is attributable to business generated by the Company’s acquisitions. $20.5 million or 30.7% is attributable to internal growth resulting from average policy size increases in 2005. In addition the Company’s portion of assumed premium from the NCCI National Reinsurance Pool increased by $5.7 million from 2004 to 2005.

Net Premiums Written - Small Business Workers’ Compensation. Net premiums written for the year ended December 31, 2005 were $188.3 million, compared to $128.8 million for the same period in 2004, an increase of 46.2%. The increase is attributable to growth in gross premiums written.

Net Premiums Earned - Small Business Workers’ Compensation. Net premiums earned for the year ended December 31, 2005 were $166.0 million, compared to $114.0 million for the same period in 2004, an increase of 45.6%. This increase was primarily the result of an increase in premiums written during the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004, which resulted in higher premiums earned in the year ended December 31, 2005 compared to the same period in 2004.

Loss and Loss Adjustment Expenses - Small Business Workers’ Compensation. Loss and loss adjustment expenses incurred were $107.9 million for the year ended December 31, 2005, compared to $72.2 million for the year ended December 31, 2004, an increase of $35.7 million, or 49.4%. The net loss ratio increased from 63.4% to 65.0%.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense - Small Business Workers’ Compensation. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased by $17.4 million from $34.2 million for the year ended December 31, 2004 to $51.6 million for the year ended December 31, 2005. The expense ratio increased from 29.9% for the year ended December 31, 2004 to 31.1% for the year ended December 31, 2005.

Specialty Risk and Extended Warranty Segment

(In thousands)	December 31,
	2006	2005	2004
Gross Premiums Written	132,826	81,566	72,945

Net Premiums Written	113,492	70,885	58,674
Change in Unearned Premium	(50,290)	(20,829)	(33,842)
Net Premiums Earned	63,202	50,056	24,832

Loss and Loss Adjustment Expense	49,247	34,091	17,962
Salaries and Benefits	6,168	3,963	3,787
Other Insurance General and Administrative Expense	3,508	7,899	3,545
	58,923	45,953	25,294
Income from operations excluding investment income	4,279	4,103	(462)

Key Measures:
Net Loss Ratio:	77.9%	68.1%	72.3%
Net Expense Ratio:	15.3%	23.8%	29.5%
Net Combined Ratio	93.2%	91.9%	101.8%

Specialty Risk and Extended Warranty Segment Results of Operation 2006 Compared to 2005

Gross Premiums Written. Gross premiums written increased from $81.6 million for the year ended December 31, 2005 to $132.8 million for the year ended December 31, 2006. The increase of $51.3 million or 62.8% is the result of writing several new programs in 2006 as well as expanding programs with existing clients. The majority of the increase came from growth in the U.S. and this trend is expected to continue in 2007.

Net Premiums Written. Net premiums written increased from $70.9 million to $113.5 million for the years ended December 31, 2005 and 2006, respectively. This $42.6 million or 60.1% increase was the result of an increase in gross premiums written in 2006. In addition, certain new coverage plans written in the United States are not subject to the Munich Re variable quota-share reinsurance treaty. As a result, the Company ceded a smaller percentage of gross premiums written to its reinsurers.

  Net Premiums Earned. Net premiums earned increased from $50.1 million for the year ended December 31, 2005 to $63.2 million for the year ended December 31, 2006. This $13.1 million or 26.3% increase is the result of the increase in net premiums written. Mitigating the increase somewhat is the effect of the increase in premiums written in the second half of 2006 which were not fully recognized as earned in 2006.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $15.2 million or 124% from $34.1 million for the year ended December 31, 2005 to $49.2 million for the year ended December 31, 2006. The loss ratio for the segment for the year ended December 31, 2006 increased to 77.9% from 68.1% for the year ended December 31, 2005. The strengthening of the Euro relative to the U.S. Dollar accounted for 43.5% or $2.7 million of the increase in loss ratio. The Company believes the loss ratio incurred in 2005 was artificially low and expects that the loss ratio incurred in 2006 to be more reflective of its ongoing business.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense decreased from $11.9 million for the year ended December 31, 2005 to $9.7 million for the year ended December 31, 2006, an decrease of $2.2 million or 24.9%. The expense ratio for the same periods decreased from 23.7% to 15.3%, respectively. The decrease is the result of the Company’s ability to leverage infrastructure to write more premium without having proportional increases to the expense structure. In addition the Company allocates certain expenses based on the relative premium of a segment. As such, less corporate overhead was allocated to Specialty Risk and Extended warranty as premiums in the other segments increased.

Income from Continuing Operations excluding investment income. Income from continuing operations excluding investment income increased to $4.3 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005, a increase of $0.2 million or 14%. This increase is attributable to growth in revenue offset by an increase in the loss ratio.

Specialty Risk and Extended Warranty Segment Results of Operation 2005 Compared to 2004

Gross Premiums Written - Specialty Risk and Extended Warranty. Gross premiums written for the year ended December 31, 2005 were $81.6 million, compared to $72.9 million for the same period in 2004, an increase of 11.9% or $8.7 million, the increase was due to new accounts being added in 2005 through increased market distribution.

Net Premiums Written - Specialty Risk and Extended Warranty. Net premiums written for the year ended December 31, 2005 were $70.9 million, compared to $58.7 million for the same period in 2004, an increase of 20.8%. The increase is attributable to growth in gross premiums written.

Net Premiums Earned - Specialty Risk and Extended Warranty. Net premiums earned for the year ended December 31, 2005 were $50.0 million, compared to $24.8 million for the same period in 2004, an increase of 101.6%. This increase was primarily the result of an increase in premiums written during the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004, which resulted in higher premiums earned in the year ended December 31, 2005 compared to the same period in 2004.

Loss and Loss Adjustment Expenses - Specialty Risk and Extended Warranty. Loss and loss adjustment expenses incurred totaled $34.1 million for the year ended December 31, 2005, compared to $18.0 million for the year ended December 31, 2004, an increase of $16.1 million, or 89.8%. The net loss ratio decreased from 72.3% to 68.1%.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense - Specialty Risk and Extended Warranty. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased by $4.6 million from $7.3 million for the year ended December 31, 2004 to $11.9 million for the year ended December 31, 2005. The expense ratio decreased from 29.5% for the year ended December 31, 2004 to 23.8% for the year ended December 31, 2005. This decrease was primarily attributable to an increase in Net Premium Earned as well as a reduction in allocated overhead which is based on written premium by segment.

Specialty Middle Market Property and Casualty Segment Results of Operations

The specialty middle market segment was acquired as part of the Alea transaction which closed on December 13, 2005. The Company acquired access to Alea’s distribution network and the renewal rights to substantially all of its specialty middle market property and casualty business, among other things. The specialty middle market segment comprises three main lines of business: workers’ compensation, general liability and commercial automobile. These coverages are provided to small to middle market businesses.

Because this segment began operations on December 13, 2005 there are no prior year comparables.

(In thousands)	December 31,
2006

Gross Premiums Written	134,318

Net Premiums Written	83,313
Change in Unearned Premium	(38,597)
Net Premiums Earned	44,716

Loss and Loss Adjustment Expense	28,071
Acquisition Expenses	5,782
Salaries and Benefits	4,162
Other Insurance General and Administrative Expense	3,945
41,960
Income from operations excluding investment income	2,756

Key Measures:
Net Loss Ratio:	62.8%
Net Expense Ratio:	31.1%
Net Combined Ratio	93.8%

Specialty Middle Market Segment Result of Operations for 2006

We commenced operations in our specialty middle market segment in January 2006.

Gross Premiums Written . Gross premium was $134.3 million for the year ended December 31, 2006. The breakout of the gross written premium by line was $47.8 million of workers’ compensation, $59.3 million of commercial auto liability and commercial general liability and $27.2 million of other.

Net Premiums Written. Net premium was $83.3 million for the year ended December 31, 2006.

Net Premiums Earned. Net premium earned was $44.7 million for the year ended December 31, 2006.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $28.1 million for the year ended December 31, 2006. The loss ratio for the segment for the year ended December 31, 2006 was 62.8%.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative was $13.9 million for the year ended December 31, 2006. The expense ratio was 31.0%.

Income from Continuing Operations Excluding Investment Income. Operating income from continuing operations excluding investment income was $2.8 million for the year ended December 31, 2006.

Investment Portfolio

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past producer network and renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investment guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. agencies, obligations of U.S. and Canadian corporations, mortgage-backed securities, and mortgages guaranteed by the Federal National Mortgage Association and the Federal Home Loan and Federal Farm Credit entities. Our equity securities include common stocks of U.S. and Canadian corporations.

In December 2002, the Company acquired 100% of the common stock of AmTrust Pacific Limited, a New Zealand real estate operating company, from New Gulf Holdings, Inc, a Delaware corporation, in exchange for 1,000 shares of preferred stock of the Company. The purpose of this transaction was to increase the surplus of the Company. In 2005, all the real estate holdings for AmTrust Pacific Limited were sold and the net proceeds (consideration received less repayment of the outstanding mortgage notes and transaction costs) were placed in our investment portfolio. The Company recognized a net gain of approximately $18.0 million in 2005 from these transactions. Of the $18.0 million net gain, $21.7 million was a gain from foreign currency which was offset by a $3.7 million loss on discontinued operations. The proceeds were recognized as a gain from discontinued operations.

Our investment portfolio, including cash and cash equivalents, had a carrying value of $780.9 million and $356.4 million (excluding $4.9 million and $1.5 million, respectively, of other investments) as of December 31, 2006 and 2005, respectively, and is summarized in the table below by type of investment.

($ in thousands)	Year ended December 31,
	2006		2005
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio

Cash and cash equivalents	$59,916	7.7%	$115,847	32.5%
Time and short-term deposits	196,140	25.1	16,820	4.7
U.S. treasury securities	22,799	2.9	19,676	5.6
U.S. government agencies	288,325	36.9	120,791	33.9
Mortgage backed securities	55,427	7.1	10,637	3.0
Corporate bonds	78,510	10.2	39,876	11.1
Common stock	78,314	10.0	32,695	9.2
Preferred stocks	439	0.1	60	-
	$780,934	100.0%	$356,402	100.0%

As of December 31, 2006, our fixed maturity portfolio (excluding time and short-term deposits) had a carrying value of $445.9 million, which represented approximately 57% of the carrying value of our investments, including cash and cash equivalents. The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2006 as rated by Standard and Poor’s.

S & P Rating	Percentage of Fixed Maturity Portfolio
U.S. Treasury	5.1%
AAA	77.1
AA	3.5
A	3.0
BBB	0.1
B	6.5
B-	3.4
Other (includes securities rated B+,BB,BB+,BBB-,CC,CCC and CCC-)	1.3
Total	100.0%

 A summary of the Company’s fixed maturity securities at December 31, 2006, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 2006, the weighted average duration of our fixed income securities was 3.8 years.

Held-to-Maturity Securities:

	Amortized cost	Fair Value
Due in one year or less	$73,869	$73,454
Due after one through five years	135,000	133,855
Due after five through ten years	2,255	2,203
Due after ten years	100,000	99,047
Mortgage backed securities	55,427	55,131
Total fixed maturities	$366,551	$363,690

Available-for-Sale Securities:

	Amortized cost	Fair Value
Due in one year or less	$6,152	$6,804
Due after one through five years	42,956	43,661
Due after five through ten years	27,461	27,687
Due after ten years	1,283	1,226
Total fixed maturities	$77,852	$79,378

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield.

Fixed Income Investment Type	Average Yield %	Average Duration in Years
U.S. Treasury securities	4.0%	1.0
U.S. government agencies	5.1	3.6
Corporate bonds	8.1	4.2
Mortgage backed	5.7	5.4

  We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. We consider various factors in determining whether a decline in the fair value of a security is other-than-temporary, including:

•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

During the year ended December 31, 2006, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio. The Company did not recording any impairment losses in 2006 primarily due to the ability and intent to hold impaired securities until recovery of fair value at or above cost. The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Available-for-sale securities:
Common stock	$9,770	$(7,762)	$3,509	$(3,620)	$13,279	$(11,382)
Fixed maturities	4,885	(649)	15,468	(384)	20,353	(1,033)
Total temporarily impaired securities available-for-sale securities	$14,655	$(8,411)	$18,977	$(4,004)	$33,632	$(12,415)

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government Corporations and Agencies	139,738	(1,124)	117,524	(1,466)	257,262	(2,590)
Mortgage-backed securities	31,357	(91)	7,897	(318)	39,254	(409)
Total temporarily impaired securities — held-to- maturity securities	$171,095	$(1,215)	$125,421	$(1,784)	$296,516	$(2,999)

For further information on the Company’s investments and related performance, see “Footnote 3. Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance company subsidiaries as well as for payment of claims and operating expenses, payment of interest on our junior subordinated debentures and other holding company expenses until at least December 31, 2007. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth.

Pursuant to an Intercompany Management Agreement, AmTrust performs certain management functions for RIC, TIC and WIC including:

•
financial and accounting services, including, but not limited to, tax compliance, investment management, statutory and GAAP accounting, loss reserving, regulatory compliance, development of premium and commission rates, and premium collection and refunds;

•	maintenance of fiduciary accounts;

•	retention and maintenance of all files, books, records and accounts;

•	submission of form and rate filings, preparation and submission of applications for certificates of authority; and

•	maintenance of agency relationships and corresponding with policyholders.

RIC, TIC and WIC reimburse AmTrust for all direct expenses incurred in performing these services. RIC and TIC pay an annual management fee equal to the lesser of 2% of the total annual gross premiums written or $0.75 million.

Pursuant to a General Agency Agreement, RIC and TIC have appointed our wholly-owned subsidiary, AmTrust North America, Inc. (“ANA”), as agent to solicit and accept applications for policies and to perform compliance, marketing, underwriting, administrative, billing and reporting duties. ANA also handles for RIC and TIC all reinsurance-related services and reporting. RIC and TIC pay ANA a commission for its services equal to 20% of gross premiums written.

AmTrust’s income is generated primarily from our insurance subsidiaries. The laws of New York, New Hampshire, Delaware, Ireland and Bermuda regulate and restrict, under certain circumstances, the ability of our insurance subsidiaries to pay dividends to AmTrust. In addition, the terms of AmTrust’s junior subordinated debentures limit AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends. See “Dividend Policy,” “Regulation” and “Risk Factors.” We paid a dividend of $9.6 million to the holders of our preferred stock in July 2005 and an additional dividend of $1.2 million in December 2005. On September 1, 2006 our board of directors approved a quarterly cash dividend of $0.02 per share on its Common Stock beginning in the fourth quarter of 2006, subject to financial results quarterly approval and declaration by our board of directors.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments for claims were $6.6 million in 2002, $14.3 million in 2003, $38.6 million in 2004, $76.6 million in 2005 and $108.8 million in 2006. Since December 31, 2001, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $356.4 million (excluding $1.6 million of other investments) at December 31, 2005 to $780.9 million (excluding $4.9 million of other investments) at December 31, 2006. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Accordingly, we currently classify most of our fixed maturity securities in the held-to-maturity category. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods. If as the result of such sales we could no longer classify any portion of our fixed maturity portfolio as held-to-maturity we would be required to carry all of our fixed maturity securities at the market value. If the aggregate market value at the given balance sheet is below the aggregate amortized cost we would have a reduction to stockholders' equity. At December 31, 2006 our held-to-maturity fixed maturity portfolio had an aggregate unrealized loss of $2.9 million. If at December 31, 2006 we could not classify our fixed maturity portfolio as held-to-maturity our stockholders' equity would be reduced on an after tax basis by $1.9 million.

The use of reinsurance is an important component of our business strategy. See “Business— Reinsurance.” As losses are incurred and recorded, we record amounts recoverable from third party reinsurers for the portion of the paid losses ceded to third party reinsurers and reduce our loss and allocated loss adjustment expense reserves by the amount of unpaid losses allocated to third party reinsurers. In addition to the reinsurance currently in force, we intend to purchase reinsurance for the property portion of the specialty middle-market property and casualty business that we plan to write in connection with our acquisition of renewal rights from Alea. We do not plan to reinsure the general liability and auto liability portions of this business.

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

The following table summarizes the four reinsurers that account for approximately 90% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses.

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2006
		($ in thousands)
National Workers Compensation Reinsurance Pool (1)		$10,549
HSBC Insurance Company of Delaware (2)	A+	9,980
Midwest Employers Casualty Company	A	8,249
Munich Reinsurance Company	A+	7,910
General Reinsurance Corporation	A++	2,889

(1)
As per the NWCRP Articles of Agreement reinsurance is provided through a 100% Quota Share Reinsurance Agreement entered into among the Servicing Carrier (Technology Insurance Company) and the participating companies (all carrier writing in the state) pursuant to the Articles of Agreement.

(2)	In connection with the acquisition of WIC, HSBC reinsures 100% of WIC's pre-acquisition business. In addition, we agreed to write certain types of insurance that is 100% reinsured by HSBC.

We reevaluate our reinsurance program annually or more frequently and consider a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms. Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our premiums written to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Comparison of Years Ended December 31, 2006 and 2005

Net cash provided by operating activities was $190.7 million for the year ended December 31, 2006, compared to $118.0 million for the same period in 2005. For the year ended 2006, major components of cash provided by operating activities were premiums collected of $369.6 million, partially offset by claim payments of $108.8 million. Major components of cash provided by operating activities for the year ended December 31, 2005 were premiums collected of $234.6 million, partially offset by claim payments of $76.6 million.

Net cash used in investing activities was $445.4 million for the year ended December 31, 2006. Net cash provided by investing activities was $12.5 million for the year ended December 31, 2005. In 2006, major components of net cash used in investing activities included purchases of equity and fixed maturity securities of $802.4 offset by proceeds of $398.7 from sales similar investments. In 2005, major components of net cash provided by investing activities included proceeds of $115.0 million from sales and maturities of investments and $161.6 million from the sale of all of the real estate assets which comprised the discontinued operations of APL, partially offset by net cash used in investing activities in the amount of $244.2 million for investment purchases.

Net cash provided by financing activities was $198.8 million for the year ended December 31, 2006 compared to net cash provided in 2005 of $43.4 million. The increase in cash provided by financing activities primarily arises from the proceeds of approximately $165.9 million received in the private placement in 2006 and the issuance by the Company of $30.0 million in principal amount of junior subordinated debentures.

  Comparison of Years Ended December 31, 2005 and 2004

Net cash provided by operating activities was $118.0 million for the year ended December 31, 2005 compared to $98.5 million for the year ended December 31, 2004. Major components of cash provided by operating activities in 2005 were net premiums collected of $234.6 million, partially offset by claim payments of $76.6 million. Major components of cash provided by operating activities in 2004 were net premiums collected of $157.2 million, partially offset by claim payments of $38.6 million.

Net cash provided by investing activities was $12.5 million for the year ended December 31, 2005. Net cash used by investing activities was $92.0 million for the year ended December 31, 2004. In 2005, major components of net cash provided by investing activities included proceeds of $115.0 million from sales and maturities of investments and $161.6 million from the sale of all of the real estate assets which comprised the discontinued operations of APL, partially offset by net cash used in investing activities in the amount of $244.2 million for investment purchases. In 2004, major components of net cash used in investing activities included investment purchases of $138.2 million, partially offset by proceeds from sales and maturities of investments of $42.5 million.

Net cash provided by financing activities was $43.4 million for the year ended December 31, 2005, which represents the issuance by the Company of an aggregate of $50.0 million in principal amount of junior subordinated debentures (the “Debentures”). Partially offsetting this was a $10.8 million payment of preferred dividends and the repayment of a $13.0 million advance from certain indirect shareholders. Other cash provided by financing activities include proceeds of $23.3 million from borrowings under the $25.0 million short term borrowing facility. In addition, $92.9 million of mortgage notes were paid in full from the proceeds of the sale of real estate which comprised the majority of APL’s discontinued operations. Net cash provided by financing activities was $11.0 million for the year ended December 31, 2004. The major component of cash provided by operating activities was a $13.0 million advance from shareholders, partially offset by repayment of $2.0 million on a credit facility.

Pending Financing

On March 14, 2007, the Company agreed to issue $40 million in principal amount of a junior subordinated debenture (the “2007 Debenture”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture agreement with Wilmington Trust Company as trustee. The transaction is scheduled to close on March 22, 2007. The 2007 Debenture will mature in March 2037 and bear interest at a rate per annum of 7.93% until March 2012 and, thereafter, at a floating rate per annum equal to the sum of the 3-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus 3.00%. The 2007 Debenture will be redeemable at par at the Company’s election after March 2012.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2006:

Contractual Obligations	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Loss and loss adjustment expenses(1)	$295,603	$101,255	$99,495	$55,502	$39,349
Loss-based insurance assessments(2)	6,903	31,927	2,634	1,405	937
Operating lease obligations	4,898	1,918	2,550	430	—
Purchase obligations(3)	2,000	1,750	250	—	—
Employment agreement obligations	7,627	3,544	4,083	—	—
Subordinated debt and interest	140,783	6,851	13,702	13,702	106,528
Total	$457,814	$147,245	$227,821	$71,039	$146,814

(1)
The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2006 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Business—Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Related to Our Business—Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

(2)
We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.

(3)
We are required by the terms of certain purchase agreements to pay the seller an annual minimum override payment based on a contractually defined formula. The amount payable to the seller under these agreements could be materially higher if the premiums produced generate a higher payment than the calculated minimum payment.

Inflation

Property and casualty insurance premiums are established before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves, especially as it relates to medical and hospital rates where historical inflation rates have exceeded the general level of inflation. Inflation in excess of the levels we have assumed could cause loss and loss adjustment expenses to be higher than we anticipated, which would require us to increase reserves and reduce earnings.

Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including salaries and benefits, generally are impacted by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “—Liquidity and Capital Resources.”

Interest Rate Risk. We had fixed maturity securities (excluding $196.1 million of time and short-term deposits) with a fair value of $443.1 million and a carrying value of $445.9 million as of December 31, 2006 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2006 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2006.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$412,875	$(30,193)	$—	$(4,001)	(1.2)
100 basis point increase	427,393	(15,675)	—	(2,024)	(0.6)
No change	443,068	—	445,929	—	—
100 basis point decrease	450,009	6,941	—	2,107	0.6
200 basis point decrease	455,421	12,353	—	4,318	1.3

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency we would recognize a $0.6 million after tax realized currency loss based on our outstanding foreign denominated reserves of $17.6 million at December 31, 2006.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, nonredeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2006, the equity securities in our investment portfolio had a fair value of $78.9 million, representing approximately 10% of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2006. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage increase (decrease) in Shareholders Equity
	($ in thousands)
5% increase	82,895	3,947		3,947	1.2%
No change	78,949		78,949
5% decrease	75,101	-3,947		3,947	-1.2%

Off Balance Sheet Risk - The Company has no known off-balance sheet exposure or risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Company have evaluated the Company’s disclosure controls and procedures and have concluded that, as of December 31, 2006, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported. The principal executive officer and principal financial officer also concluded that such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under such Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2007 (the “Proxy Statement”).

The Company has adopted a Code of Business Conduct and Ethics and posted it on our website http://www.amtrustgroup.com/ and then under Corporate Governance.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

The financial statements and financial schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Exhibits:

See Item 15(a).

(c) Schedules:

See Item 15(a).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTRUST FINANCIAL SERVICES, INC.

By:	/s/ Ronald E. Pipoly, Jr.
Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry D. Zyskind	Chief Executive Officer, President and Director	March 14, 2007
Barry D. Zyskind	(Principal Executive Officer)

/s/ Ronald E. Pipoly, Jr.	Chief Financial Officer	March 14, 2007
Ronald E. Pipoly, Jr.	(Principal Financial and Accounting Officer)

/s/ Michael Karfunkel	Chairman of the Board	March 14, 2007
Michael Karfunkel

/s/ George Karfunkel	Director	March 14, 2007
George Karfunkel

/s/ Donald T. DeCarlo	Director	March 14, 2007
Donald T. DeCarlo

/s/ Abraham Gulkowitz	Director	March 14, 2007
Abraham Gulkowitz

/s/ Isaac M. Neuberger	Director	March 14, 2007
Isaac M. Neuberger

/s/ Jay J. Miller	Director	March 14, 2007
Jay J. Miller

March 14, 2007

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
AMTRUST FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
AmTrust Financial Services, Inc. and subsidiaries
New York, New York

We have audited the consolidated balance sheet of AmTrust Financial Services, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the accompanying index. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. AmTrust Financial Services, Inc. is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of AmTrust Financial Services' internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules referred to above when considered in relation to the basic consolidated financial statements taken together as a whole, is presented fairly in all material respect the information set forth therein.

/s/ BDO Seidman, LLP

Certified Public Accountants
New York, New York

March 14, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Amtrust Financial Services, Inc. and Subsidiaries
New York, NY

We have audited the consolidated statement of income of Amtrust Financial Services, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statement of changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit of the consolidated financial statements referred to above also included an audit of the financial statement schedules included in item 16(b) as they relate to the year ended December 31, 2004. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein for the year ended December 31, 2004 when read in conjunction with the related consolidated financial statements.

/s/ Berenson LLP
New York, NY
May 20, 2005

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $363,690; $148,904)	$366,551	$151,104
Fixed maturities, available-for-sale, at market value (amortized cost $77,852; $40,007)	79,378	39,876
Equity securities, available-for-sale, at market value (cost $78,927; $37,350)	78,949	32,755
Short-term investments	196,140	74,732
Other Investments	4,936	1,498
Total investments	725,954	299,965
Cash and cash equivalents	59,916	115,847
Assets under management	23,494	-
Accrued interest and dividends	6,138	2,772
Premiums receivable, net	147,779	81,070
Receivables from discontinued operations	-	3,571
Reinsurance recoverable	44,127	17,667
Funds held with reinsured companies	266	-
Prepaid reinsurance premiums	72,439	19,281
Prepaid expenses and other assets	12,129	9,138
Deferred policy acquisition costs	43,064	23,751
Deferred tax asset	9,542	9,396
Property and equipment, net	11,175	7,724
Goodwill	2,163	1,585
Intangible assets	27,206	21,123
	$1,185,392	$612,890
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss expense reserves	$295,805	$168,007
Unearned premiums	323,155	156,802
Ceded reinsurance premiums payable	23,028	17,782
Reinsurance payable on paid losses	2,004	1,951
Federal income tax payable	1,477	8,925
Funds held under reinsurance treaties	9,948	3,034
Accrued expenses and other current liabilities	80,712	61,430
Other Liabilities	2,814	-
Note payable, bank	-	25,000
Junior subordinated debt	82,476	51,548
Total liabilities	821,419	494,479
Commitments and contingencies
Minority Interest	23,494	-
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 59,959,000 and 24,089,286 issued and outstanding in 2006 and 2005 respectively	600	241
Preferred stock, $.01 par value; 10,000,000 shares authorized, 1,000 issued and outstanding in 2005	-	60,000
Additional paid-in capital	238,938	12,406
Accumulated other comprehensive income (loss)	3,705	(5,014)
Retained earnings	97,236	50,778
Total stockholders’ equity	340,479	118,411
	$1,185,392	$612,890

See accompanying notes to consolidated statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share date)

Year ended December 31,	2006	2005	2004
Revenues:
Premium income:
Premiums written	$436,314	$259,213	$187,498
Change in unearned premiums	(107,302)	(43,183)	(48,684)
Net earned premium	329,012	216,030	138,814
Commission and fee income	12,403	8,196	5,202
Net investment income	27,583	11,534	3,929
Net realized gain (loss)	14,783	4,875	1,278
Finance company revenues	—	—	510
Other	244	—	222
Total revenues	384,025	240,635	149,955
Expenses:
Loss and loss adjustment expense	210,140	142,006	90,178
Policy acquisition expenses	43,302	30,082	20,082
Salaries and benefits	28,277	13,903	10,945
Other insurance general and administrative expense	20,804	19,257	10,430
Other underwriting expense	10,561	5,805	2,167
Total expenses	313,084	211,053	133,802
Operating income from continuing operations	70,941	29,582	16,153
Other income (expenses):
Foreign currency gain	833	388	—
Interest expense	(5,326)	(2,784)	(264)
Miscellaneous expense	—	—	(85)
Total other expenses	(4,493)	(2,396)	(349)
Income from continuing operations before minority interest and provision for income taxes	66,448	27,186	15,804
Provision for income taxes:
Current	22,160	13,088	4,355
Deferred	(4,381)	(6,422)	(527)
Total provision for income taxes	17,779	6,666	3,828
Minority interest in net income of subsidiary	244	—	—
Income from continuing operations	48,425	20,520	11,976
Discontinued operations:
Foreign currency gain from discontinued operations	—	21,745	—
Other income (loss) from discontinued operations	431	(4,706)	2,134
Income (loss) from discontinued operations	431	17,039	2,134
Net income	48,856	37,559	14,110
Preferred stock divided accumulated	—	1,200	4,800
Net income available to common stockholders	$48,856	$36,359	$9,310
Earnings per common share:
Basic and diluted earnings from continuing operations	$0.86	$0.80	0.30
Basic and diluted earnings from discontinued operations	0.01	0.71	0.09
Basic and diluted earnings per common share	$0.87	$1.51	$0.39
Weighted-average common shares outstanding: basic & diluted	56,315	24,089	24,089
Dividends declared per common share	$0.04	$—	$—

See accompanying notes to consolidated financial statements.

AmTrust Financial Services, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands)

Years ended December 31, 2006, 2005 and 2004

	Common Stock	Preferred stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balance, December 31, 2003	$241	$60,000	$12,406	$15,911	$9,909	$98,467
Comprehensive income, net of tax:
Net income	—	—	—	—	14,110	14,110
Foreign currency translation	—	—	—	6,606	—	6,606
Unrealized holding gain on available-for sale securities	—	—	—	75	—	75
Deferred tax benefit	—	—	—	(55)		(55)
Reclassification adjustment for securities sold during the year	—	—	—	(375)	—	(375)
Comprehensive income						20,361
Balance, December 31, 2004	241	60,000	12,406	22,162	24,019	118,828
Comprehensive income, net of tax:
Net income	—	—	—	—	37,559	37,559
Foreign currency translation	—	—	—	(24,491)	—	(24,491)
Unrealized holding gain on available-for sale securities	—	—	—	(2,713)	—	(2,713)
Reclassification adjustment for securities sold during the year	—	—	—	28	—	28
Comprehensive income						10,383
Preferred stock dividends	—	—	—	—	(10,800)	(10,800)
Balance, December 31, 2005	241	60,000	12,406	(5,014)	50,778	118,411
Comprehensive income, net of tax:
Net income	—	—	—	—	48,856	48,856
Foreign currency translation	—	—	—	4,664	—	4,664
Unrealized holding gain on available-for sale securities	—	—	—	2,345	—	2,345
Reclassification adjustment for securities sold during the year	—	—	—	1,710	—	1,710
Comprehensive income						57,575
Issuance of common stock	256	—	165,610	—	—	165,866
Stock option compensation	—	—	1,025	—	—	1,025
Conversion of Preferred Stock	103	(60,000)	59,897	—	—	—
Common stock dividend	—	—	—	—	(2,398)	(2,398)
Balance, December 31, 2006	$600	$—	$238,938	$3,705	$97,236	$340,479

See accompanying notes to consolidated financial statements.

AmTrust Financial Services, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

Years ended December 31,	2006	2005	2004
Cash flows from operating activities :
Net income from continuing operations	$48,425	$20,520	$11,976
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation and amortization	4,671	979	371
Realized (gain) loss on marketable securities	(14,783)	(4,875)	(1,278)
Bad debt expense	2,466	4,725	2,093
Stock option compensation	1,025	—	—
Change in deferred tax asset	(146)	(8,890)	(822)
Foreign currency gain	(833)	(388)	—
Income (loss) from discontinued operations	431	(4,706)	2,134
Changes in assets - (increase) decrease:
Premiums receivable	(69,175)	(29,630)	(32,419)
Reinsurance recoverable	(26,460)	(3,222)	(10,402)
Deferred policy acquisition costs	(19,312)	(5,815)	(8,052)
Prepaid reinsurance premiums	(53,158)	(6,300)	(1,269)
Prepaid expenses and other assets	(6,624)	229	(5,701)
Receivable from discontinued operations	3,571	8,165	638
Changes in liabilities — increase (decrease):
Reinsurance payable	5,246	13,210	461
Loss and loss expense reserves	128,630	68,643	61,922
Unearned premiums	166,353	51,695	50,715
Funds held under reinsurance treaties	6,914	(5,979)	6,069
Accrued expenses and other current liabilities	13,501	19,636	22,111
Net cash provided by operating activities	190,742	117,997	98,547
Cash flows from investing activities:
Purchases of securities with fixed maturities	(697,697)	(162,002)	(135,003)
Assets under management	(23,494)	—	—
Purchases of equity securities	(104,738)	(82,240)	(1,911)
Proceeds from sales of fixed maturity securities	325,397	59,127	40,977
Proceeds from sales of equity securities	73,327	55,573	1,549
Sales (purchases) of other investments	(3,439)	353	(1,296)
Sale of real estate - discontinued operations	—	161,555	—
Acquisition of intangible assets and subsidiaries	(12,074)	(10,434)	(2,209)
Capital expenditures	(2,708)	(9,417)	(615)
Advances to/from affiliates	—	—	5,291
Other liabilities	—	—	1,171
Net cash provided by (used in) investing activities	(445,426)	12,515	(92,046)
Cash flows from financing activities:
Issuance of junior subordinate debentures	30,928	50,000	—
Minority interest contribution	23,494	—	—
Payment of shareholder loans	—	(12,973)	12,973
Issuance of common stock	165,866	—	—
(Repayments) borrowings on note payable, bank	(25,000)	23,300	(1,949)
Repayment of mortgage - discontinued operations	—	(92,919)	—
Foreign currency translation	4,664	—	—
Dividends paid on preferred stock	—	(10,800)	—
Dividends on common stock	(1,199)	—	—
Net cash provided (used) by financing activities	198,753	(43,392)	11,024
Net (decrease) increase in cash and cash equivalents	(55,931)	87,120	17,525
Cash and cash equivalents, beginning year	115,847	28,727	11,202
Cash and cash equivalents, end of year	$59,916	$115,847	$28,727

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,381	$2,593	$264
Debt issuance costs	925	1,548	—
Income taxes	28,163	4,000	2,936

Supplemental non-cash financing activity:
In 2006, the Company converted 1,000 shares of preferred stock with a carrying value of $60 million into 10.3 million shares of common stock.

See accompanying notes to consolidated financial statements.

AmTrust Financial Services, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(in thousands, except per share data)

1.	Nature of Operations

AmTrust Financial Services, Inc. (the “Company”) is an insurance holding company formed under the laws of Delaware. Through its wholly-owned subsidiaries, the Company provides specialty property and casualty insurance focusing on workers’ compensation for small business, specialty risk and extended warranty coverage, and specialty middle-market property and casualty coverages.

2.	Significant Accounting Policies

Basis of Reporting - The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries.

All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents - The Company maintains its cash accounts in several banks and brokerage institutions. At various times during the year, the Company’s cash balances may exceed the amount of $100 insured by the Federal Deposit Insurance Corporation (“FDIC”).

Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates market.

Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Furniture and fixtures	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Lesser of lease term or 15 years

The Company accounts for its internal use software under Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, the Company capitalizes costs of computer software developed or obtained for internal use that are specifically identifiable, have determinable lives and relate to future use.

Income Taxes - The Company joins its domestic subsidiaries in the filing of a consolidated Federal income tax return and is party to a Federal income tax allocation agreement. Under the tax sharing agreement, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return.

Effective for the year ended December 31, 2004, AmTrust International Insurance Ltd. (“AII”), which operates in Bermuda, joined the Company’s other eligible domestic subsidiaries in the filing of the consolidated tax return. This was due to the nature of the foreign subsidiary’s activities in the United States. Other foreign subsidiaries file in their respective country of domicile, as required.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of the book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses and foreign currency translation gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company evaluates the recoverability of deferred tax assets. A valuation allowance is recorded to reduce any portion of the deferred tax asset that is expected to more likely not be realized. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that’s realizable.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with the recognition and amortization of deferred policy acquisition costs, the determination of fair value of invested assets and related impairments, and the determination of goodwill and intangible impairments require considerable judgment by management. On an on-going basis, management reevaluates its assumptions and the methods of calculating its estimates. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Premiums - Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company also estimates an allowance for doubtful accounts which amounted to approximately $8.7 million and $5.8 million at December 31, 2006 and 2005, respectively.

Loss and LAE - Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Investments - The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires categorization of fixed maturities as held-to-maturity, available-for-sale or trading and equity securities as available-for-sale or trading.

Fixed maturities (bonds and certificates of deposit) that the Company has the specific intent and ability to hold until maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

For mortgage backed securities, the Company recognizes income using retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.

The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.

Short-term investments are carried at cost, which approximates fair value, and include investments with maturities of less than one year at date of acquisition.  As of December 31, 2006 and 2005, short term investments consisted primarily of money market investments.

Net investment income consists primarily of interest and dividends less expenses. Interest on fixed maturities, adjusted for any amortization of premium or discount, is recorded as income when earned. Investment expenses are accrued as incurred. Realized investment gains or losses are computed using the specific costs of securities sold, and, if applicable, include write-downs on investments having other-than-temporary decline in value.

The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. Management evaluates whether temporary or other than temporary impairments (“OTTI”) have occurred on a case by case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) situations where it is determined that an impairment is attributable to changes in market interest rates, the Company’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Derivatives and Hedging Activities - All derivative instruments are recorded on the balance sheet at fair value. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.

Goodwill and Intangible Assets - Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the recoverability of its intangible assets whenever changes in circumstances warrant it. If it is determined that an impairment exists, the excess of the unamortized balance over the fair value of the intangible asset will be charged to income at that time.

Intangible assets with an indefinite life and goodwill are not amortized. The Company continues to review the carrying value of goodwill related to all of its investments for any impairment at least annually. If it is determined that an impairment exists, the Company adjusts the carrying value of goodwill to fair value. The impairment charge is recorded in income in the period in which it is determined.

Deferred Policy Acquisition Costs - We defer commission expenses, premium taxes and assessments as well as certain marketing, sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $19,313, $5,815 and $8,052 for the years ended December 31, 2006, 2005 and 2004, respectively. The amortization for deferred acquisition costs was $21,745, $17,936 and $9,855 for 2006, 2005 and 2004, respectively.

Concentration and Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2006 and 2005, the outstanding premiums and notes receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Lines of business that subject the Company to concentration risk are primarily workers’ compensation. For the years ended December 31, 2006, 2005 and 2004, 55%, 73% and 64%, respectively, of net premiums written were for workers’ compensation.

Assessments - Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments. Among such assessments are state guaranty funds as well workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance oversight boards to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or NAIC Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2006, 2005 and 2004 was approximately $5,511, $7,351 and $4,048, respectively.

Earnings Per Share - Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Net income has been adjusted for the effect of the dividends accumulated on the cumulative preferred stock. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options and unvested restricted shares using the treasury stock method. There were no dilutive shares for the period between November 13, 2006 and December 31, 2006.

Stock Compensation Expense - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock and stock option grants under the Company’s 2005 Equity Incentive Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date.

Reinsurance - Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance recoverables are reported relating to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments, in the event of failure to collect from the reinsurer.

Fair Value of Financial Instruments - Fair value for fixed maturity and equity securities is based on quoted market prices or, if they are not actively traded, on estimated values obtained from independent pricing services. Fair values of other financial instruments approximate their carrying values.

Foreign Currency - The assets and liabilities of the Ireland subsidiary are translated from its functional currency (Euro) to the U.S. dollar using the exchange rate at the balance sheet date. Foreign currency translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Additionally, the Company recorded a $0.8 million and $0.4 million transaction gain in 2006 and 2005, respectively, related to the settlement of claims related to a foreign subsidiary.

Minority Interest - The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as minority interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary. Minority interest expense represents such non-controlling interests’ in the earnings of that entity. All transactions and account balances between the Company and the subsidiaries were eliminated during consolidation.

Reclassifications - Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. This did not have any impact on the net income of the Company.

Recent Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcations from the host if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testifying for the need to bifurcate the value embedded in the mortgage-backed securities related to the ability to prepay. The FASB is currently reviewing the removal of such exception. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 155 which becomes effective in 2007.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" (FIN 48) to be effective for fiscal years beginning after December 15, 2006. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. Management is currently evaluating the impact of adopting this interpretation and anticipates that it will not have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company does not believe the adoption will have a material impact on its financial condition or results of operations, if any, of adopting SFAS No. 157 which becomes effective in 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159") which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), becomes effective January  1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. We are currently assessing the effect of implementing this guidance.

3.	Investments

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

(a) Available-for-Sale Securities

Year ended December 31, 2006	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$435	$4	$0	$439
Common stock	78,492	11,400	(11,382)	78,510
Fixed maturities	77,852	2,559	(1,033)	79,378
	$156,779	$13,963	$(12,415)	$158,327

Year ended December 31, 2005	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$60	$—	$—	$60
Common stock	37,290	3,063	(7,658)	32,695
Fixed maturities	40,007	660	(791)	39,876
	$77,357	$3,723	$(8,449)	$72,631

Stockholders’ equity for the years ended December 31, 2006 and 2005 includes a net unrealized holding gain (loss) on equity securities and available-for-sale fixed maturities of $1,006 and $(3,072) respectively (net of a deferred tax benefit (liability) of $(541) and $1,678 respectively).

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2006, 2005, and 2004 were approximately $300,932, $101,592 and $8,416, respectively.

(b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of fixed maturity investments are presented in the tables below:
Year ended December 31, 2006	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Obligations of U.S. Treasury, Government corporations and agencies	$311,124	$25	$(2,590)	$308,559
Mortgage-backed securities	55,427	113	(409)	55,131
	$366,551	$138	$(2,999)	$363,690

Year ended December 31, 2005	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Obligations of U.S. Treasury, Government corporations and agencies	$140,467	$4	$(1,843)	$138,628
Mortgage-backed securities	10,637	1	(362)	10,276
	$151,104	$5	$(2,205)	$148,904

Proceeds from sale of investments in held-to-maturity securities during the years ended December 31, 2006, 2005 and 2004 were $97,792, $13,108 and $34,110, respectively. At times there are “sales” of held-to-maturity securities. These result from either certain securities being called by their issuers or from the receipt of monthly principal payment from FNMA and GNMA securities based on mortgage prepayments by some of the mortgagees.

A summary of the Company’s held-to-maturity and available-for-sale fixed maturity securities at December 31, 2006, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-Maturity Debt Securities:

	Amortized cost	Fair Value
Due in one year or less	$73,869	$73,454
Due after one through five years	135,000	133,855
Due after five through ten years	2,255	2,203
Due after ten years	100,000	99,047
Mortgage backed securities	55,427	55,131
Total fixed maturities	$366,551	$363,690

Available-for-Sale Debt Securities:

	Amortized cost	Fair Value
Due in one year or less	$6,152	$6,804
Due after one through five years	42,956	43,661
Due after five through ten years	27,461	27,687
Due after ten years	1,283	1,226
Total fixed maturities	$77,852	$79,378

At December 31, 2006 and 2005, bonds with an asset value of $10,796 and $5,799, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

(c) Investment Income

Net investment income for the years ended December 31, 2006, 2005 and 2004 was derived from the following sources:

	2006	2005	2004
Fixed maturities	$19,869	$6,302	$2,442
Equity securities	599	926	345
Cash and cash equivalents	7,931	4,255	1,049
Loans to affiliates	136	136	132
	28,535	11,619	3,968
Less: Investment expenses	(952)	(85)	(39)
	$27,583	$11,534	$3,929

(d) Realized Gains and Losses

The table below indicates the gross realized gains and losses for the years ended December 31, 2006, 2005 and 2004.

Year ended December 31, 2006	Gross gains on sales	Gross losses on sales	Net gains on sales
Debt securities	$3,083	$(1,483)	$1,600
Equity Securities	22,396	(9,213)	13,183
	$25,479	$(10,696)	$14,783

Year ended December 31, 2005	Gross gains on sales	Gross losses on sales	Net gains on sales
Debt securities	$703	$(624)	$79
Equity Securities	4,974	(178)	4,796
	$5,677	$(802)	$4,875

Year ended December 31, 2004	Gross gains on sales	Gross losses on sales	Net gains on sales
Debt securities	$522	$—	$522
Equity Securities	827	(71)	756
	$1,349	$(71)	$1,278

(e) Unrealized Gains and Losses

Net unrealized losses on held-to-maturity fixed maturity securities were as follows:

Year ended December 31,	2006	2005	2004
Net unrealized (losses)	$(2,861)	$(2,200)	$(430)
Increase in net unrealized losses	(661)	(1,770)	(554)

Net unrealized gain (loss) on available-for-sale securities were as follows:

Year ended December 31,	2006	2005	2004
Fixed maturities	$1,526	$(131)	$(82)
Equity securities	22	(4,595)	(382)
Total net unrealized gain (loss)	1,548	(4,726)	(464)
Deferred income tax benefit (expense)	(541)	1,678	101
Net unrealized losses, net of deferred income tax	1,007	(3,048)	(363)
(Increase)decrease in net unrealized losses, net of deferred income tax	$4,055	$(2,685)	$(355)

(f) Other Than Temporary Impairment

The Company did not recording any impairment losses in 2006, 2005 and 2004 primarily due to the ability and intent to hold impaired securities until recovery of fair value at or above cost. The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Available-for-sale securities:
Common stock	$9,770	$(7,762)	$3,509	$(3,620)	$13.279	$(11,382)
Fixed maturities	4,885	(649)	15,468	(384)	20,353	(1,033)
Total temporarily impaired securities available-for-sale securities	$14,655	$(8,411)	$18,977	$(4,004)	$33,632	$(12,415)

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government Corporations and Agencies	139,738	(1,124)	117,524	(1,466)	257,262	(2,590)
Mortgage-backed securities	31,357	(91)	7,897	(318)	39,254	(409)
Total temporarily impaired securities — held-to- maturity securities	$171,095	$(1,215)	$125,421	$(1,784)	$296,516	$(2,999)

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Available-for-sale securities:
Common stock	$7,700	$(6,960)	$4,050	$(698)	$11,750	$(7,658)
Fixed maturities	19,293	(645)	7,962	(146)	27,255	(791)
Total temporarily impaired securities available-for-sale securities	$26,993	$(7,605)	$12,012	$(844)	$39,005	$(8,449)

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	Value	losses	value	losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government Corporations and Agencies	83,194	(829)	51,754	(1,018)	134,948	(1,847)
Mortgage-backed securities	4,457	(44)	5,527	(314)	9,984	(358)
Total temporarily impaired securities — held-to- maturity securities	$87,651	$(873)	$57,281	$(1,332)	$144,932	$(2,205)

The number of securities in an unrealized loss position greater than 12 months was 292 and 494 as of December 31, 2006 and 2005, respectively.

4.	Assets Under Management

In December 2006, the Company formed two, wholly-owned subsidiaries, AmTrust Capital Management, Inc. (ACMI) and AmTrust Capital Mangement GP, LLC (ACM). Concurrently with these formations, the Company also formed Leap Tide Partners, LP (LTP), a hedge fund limited partnership, for the purpose of managing the assets of its limited partners. ACM has a 1% ownership percentage in LTP. ACMI earns a management fee equal to 1% of the LTP’s assets. ACM also earns an incentive fee of 20% of the cumulative profits of the LTP.

In accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights,” ACM consolidates LTP as the rights of the limited partners do not overcome the rights of the general partner. We allocate an equivalent portion of the limited partners’ income or loss to minority interest. For the year ended December 31, 2006, LTP had investment income of approximately $0.2 million and resulted in an allocation to minority interest of approximately $0.2 million. The management companies earned approximately less than $0.1 million of management fees under the agreement. At December 31, 2006, the LTP had assets of approximately $23.5 million including cash of $15.2 million. A majority of the limited partnership interests are held by related parties which include Michael Karfunkel and George Karfunkel, who have an investment of approximately $20.0 million and Jan Loeb, the investment manager, who has an investment of approximately $1.5 million.

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

(a) Trading Securities

Year ended December 31, 2006	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$8,187	$355	$(225)	$8,317

Proceeds from the sale of investments in trading securities during the years ended December 31, 2006 were approximately $1,974.

(b) Investment Income

Net investment income for the year ended December 31, 2006 was derived from the following sources:

	Investment Income	Net Realized gain (loss)	Net Unrealized gain (loss)	Total
Fixed maturities
Equity securities	$1	30	130	161
Cash and cash equivalents	109	—	—	109
	110	30	130	270
Less: Investment expenses	(26)	—	—	(26)
	$84	30	130	244

5.	Goodwill and Intangibles Assets

On December 13, 2005, the Company acquired from Alea North America, Inc. (“Alea”), a specialty property and casualty business the primary lines of which are workers’ compensation, general liability, auto liability and property, which included the acquisition of the right to contract/conduct business with Alea’s producer network, the right to renew a discrete set of in-force policies and a covenant not to compete. The producer network consisted of 25 wholesale agents which conducted business in all 50 states and served in excess of 1,500 independent retail agents and brokers. The purchase price is equal to a percentage of gross premiums written through the fifth anniversary of the closing of this transaction. The Company paid a nonrefundable $12,000 advance at closing which consisted of $10,000 for intangible assets and $2,000 for the fair value of acquired fixed assets. The $10,000 of intangible assets consisted of $9,300 for agency relationships, $500 for renewal rights and $200 for covenants not to compete. The ultimate purchase price cannot exceed $75,000. Any additional consideration to the seller will be recorded as goodwill as these amounts become known.

On June 1, 2006, the Company acquired 100% of the issued and outstanding capital stock of Wesco Insurance Company (“Wesco”) for $22,500, which included Wesco’s statutory surplus of $15,000 and an additional $7,500. All pre-closing liabilities of Wesco are guaranteed by the seller. Wesco is a Delaware-domiciled property and casualty insurance company which is licensed in all 50 states. Wesco continues to write certain business for the seller, subject to contractual maximums as prescribed in the purchase agreement. This business is completely reinsured by an insurance subsidiary of the seller. Wesco receives a fronting fee under this arrangement. The purchase price in excess of net assets acquired of $7,500 was allocated to state insurance licenses acquired as a part of this transaction, which is reflected as intangible assets in the consolidated balance sheet. These state licenses are deemed to be intangible assets with indefinite lives and as such are not subject to annual amortization, but will be tested annually for impairment.

On June 1, 2006, the Company acquired from Muirfield Underwriters, Ltd. (“Muirfield”), a subsidiary of Aon Corporation (“Aon”), the right to contract/conduct business with Muirfield’s producer networks, the right to renew a discrete set of in-force policies and a covenant not to compete from Aon. The producer network consisted of approximately 275 independent agents and brokers in 11 states. The Company paid Muirfield $2,000 at closing and is obligated to pay a specified percentage of gross premiums written on new policies and renewal policies through the three year period ending May 31, 2009. This $2,000 purchase price is reflected as intangible assets consisting of $1,710 for distribution networks, $250 for renewal rights and $40 for covenants not to compete. Any additional consideration to the seller will be recorded as goodwill as these amounts become known.

The Company has determined that the intangible assets acquired in its acquisitions (except Wesco) consist of on-going businesses, which include four components: the right to contract/conduct business with the seller’s producer networks; the right to renew a discrete set of in-force policies; software and covenants not to compete, all of which were determined to be intangible assets with a finite useful life. This allocation was determined individually for each acquisition. The producer networks were recorded at $19,303 and is being amortized over 20 years on a straight line basis, the right to offer renewals on discrete sets of in-force policies were recorded at $1,580 and is being amortized over 7 years, calculated on an accelerated method, and the covenants not to compete were recorded at $426 and is being amortized over the life of the agreements on a straight line basis. Acquired software was recorded at $1,927 and is being amortized over 3 years. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2006 and 2005.

In connection with the 2004 acquisition of Associated, the Company is contractually obligated to pay a specified percent of all gross premiums written for each policy that is written or renewed prior to April 2008. In accordance with this agreement, the Company paid approximately $0.6 million of consideration in 2006 and recorded it as goodwill. Additionally, in conjunction with the December 2005 acquisition of Alea, the Company previously classified purchased software as equipment. During 2006, the purchase price allocation was adjusted to reclassify this asset as an intangible asset.

The Composition of the intangible assets is summarized as follows (in 000’s):

December 31, 2006	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$2,163	—	$2,163	N/A
Renewal Rights	1,580	502	1,078	7 years
Covenant not Compete	426	158	268	5 - 9 years
Distribution network	19,303	1,936	17,367	20 years
Software	1,927	934	993	3 years
State Insurance Licenses	7,500	—	7,500	Indefinite Life
Total	$32,899	$3,530	$29,369	17.4 year average

December 31, 2005	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$1,585	—	$1,585	N/A
Renewal Rights	1,330	—	1,330	7 years
Covenant not Compete	385	—	385	5 - 9 years
Distribution network	17,593	$112	17,481	20 years
Software	1,927	—	1,927	3 years
Total	$22,820	$112	$22,708	18.8 year average

Amortization expense for 2006, 2005 and 2004 was $3,418, $112 and $0. The estimated amortization expense for 2007 and 2008 is approximately $1.7 million, for 2009 is approximately $1.2 million and for 2010 and 2011 is approximately $1.1 million.

6.	Property and Equipment, Net

December 31,	2006	2005
Land	$881	$881
Building	6,126	4,992
Internal use software	2,747	1,272
Computer equipment	3,033	1,462
Furniture and fixtures	591	132
Leasehold improvement	179	74
	13,557	8,813
Less: Accumulated depreciation and amortization	(2,382)	(1,089)
	$11,175	$7,724

7.	Accrued Expenses and Other Current Liabilities

As of December 31, 2006 and 2005, accrued expenses and other current liabilities consisted of the following:

	2006	2005
Premium taxes, assessments and surcharges payable	$32,304	$21,558
Accrued expenses	39,789	33,163
Premiums collected in advance	3,679	4,727
Due to sellers	3,985	—
Premium audits, cancellations and overpayments	955	1,982
	$80,712	$61,430

8.	Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2006 and 2005:

December 31	2006	2005	2004
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$168,007	$99,364	$37,442
Less: Reinsurance recoverables at beginning of year	17,667	14,445	4,046
Net balance, beginning of year	150,340	84,919	33,396
Incurred related to:
Current year	209,626	142,968	86,762
Prior year	514	(962)	3,416
Total incurred losses during the year	210,140	142,006	90,178
Paid losses and LAE related to:
Current year	(70,532)	(53,988)	(34,724)
Prior year	(38,270)	(22,597)	(3,836)
Total payments for losses and LAE	(108,802)	(76,585)	(38,560)
Commuted loss reserves	—	—	(95)
Net balance, December 31	251,678	150,340	84,919
Plus reinsurance recoverables at end of year	44,127	17,667	14,445
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$295,805	$168,007	$99,364

In 2006, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $514 as result of unfavorable loss development. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. In 2005, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $962 as a result of favorable loss development. In 2004, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $3,416. The increase resulted from adjustments to incurred case reserves which the Company made upon assuming administration of claims in its small business workers’ compensation segment. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company writes more business and develops more credible data, the Company expects to assign more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

9.	Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and premiums earned are after deduction for reinsurance. In the event reinsurers are unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company periodically evaluates the financial condition of its reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance does not discharge or diminish the primary liability of the Company; however, it does permit recovery of losses on such risks from the reinsurers.

The Company has coverage for its workers’ compensation line of business under these excess of loss reinsurance agreements. The agreements cover losses in excess of $500 through December 31, 2004 and $600 effective January 1, 2005, per occurrence up to a maximum $130,000 ($80,000 prior to 2004) in losses per occurrence. Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. Beginning with policies effective January 1, 2006, the Company retains the first $1,000 per occurrence. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.

Beginning January 1, 2006 Technology became a servicing carrier on behalf of the Georgia Workers' Compensation Insurance Plan. In its role as a serving carrier Technology will issue and service certain workers compensation policies to Georgia insured. Those policies are subject to a 100% quota-share reinsurance agreement administered through the NCCI. Technology wrote approximately $10.6 million of premium in 2006 as a servicing carrier.

As part of the agreement to purchase Wesco from Household Insurance Group Holding Company (‘Household’), the Company agreed to write certain business on behalf Household for a three year period. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware , a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household. Wesco wrote approximately $26.2 million of premium in 2006 subject to this reinsurance treaty.

Since January 1, 2003, the Company had variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our specialty risk and extended warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our specialty risk and extended warranty insurance worldwide. However, we do not cede to Munich Re the majority of our U.S. specialty risks and extended warranty business, although we may cede more of this U.S. business to Munich Re in the future.

Under quota share reinsurance arrangements, the ceding company cedes a percentage of each risk within the covered class or classes of business to the reinsurer and recovers the same percentage of the ceded loss and loss adjustment expenses. The ceding company pays the reinsurer the same percentage of the insurance premium on the ceded business, less a ceding commission. The ceding commission rate for our reinsurance with Munich Re is based upon a certain net loss ratio for the ceded business.

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 35% to 85% of each covered risk, but Munich Re shall not reinsure more than £850,000 for each  ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £850,000. For the majority of the business ceded under this reinsurance arrangement, we cede 35% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

The Company also cedes and assumes reinsurance under quota share reinsurance agreements.

Included in the Company’s loss reserves as of December 31, 2006 and 2005 is approximately $3,154 and $4,511, respectively, relating to assumed lines of business (written primarily by Rochdale Insurance Company (“Rochdale”) prior to its acquisition by the Company) that are in a run-off position. The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2006 and 2005, the Company did not commute any reinsurance contracts. During 2004, the Company commuted two reinsurance contracts resulting in a loss of approximately $95. The loss reserves transferred, as they relate to this commutation, were insignificant.

The effect of reinsurance with unrelated companies on premiums and losses for 2006, 2005 and 2004 are as follows:

Year ended December 31, 2006	Written	Earned
Premiums:
Direct	$506,492	$370,035
Assumed	19,582	17,990
Ceded	(89,760)	(59,013)
	$436,314	$329,012

Year ended December 31, 2005	Written	Earned
Premiums:
Direct	$252,598	$218,109
Assumed	33,533	27,977
Ceded	(26,918)	(30,056)
	$259,213	$216,030

Year ended December 31, 2004	Written	Earned
Premiums:
Direct	$197,522	$148,160
Assumed	13,329	8,149
Ceded	(23,353)	(17,495)
	$187,498	$138,814

December 31, 2006	Assumed	Ceded
Loss and LAE reserves	$27,326	$(44,034)
Unearned premiums	12,823	(72,439)
Loss and LAE expense incurred	13,099	(39,832)

December31, 2005	Assumed	Ceded
Loss and LAE reserves	$21,910	$(17,058)
Unearned premiums	10,086	(19,281)
Loss and LAE expense incurred	15,460	(11,674)

December 31, 2004	Assumed	Ceded
Losses and LAE reserves	$12,396	$10,352
Unearned premiums	4,208	(12,832)
Loss and LAE expense incurred	8,561	(19,716)

10.	Junior Subordinated Debt

The Company has established three special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by Wilmington Trust Company. As a result of FIN 46, the Company does not consolidate all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $2,476 on the Company’s consolidated balance sheet, represents the trust preferred securities that were issued by the trusts that have been supplanted by the junior subordinated deferrable interests debentures issued to the trusts by Wilmington Trust Company. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $1,785 of placement fees in connection with this financing which is being amortized over thirty years.

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	% (1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
Total trust preferred securities	$80,000	$2,476	$82,476

(1)	The interest rate will change to three-month London Interbank Offered Rate for U.S. Dollars (LIBOR) plus 3.40% after the tenth anniversary.

(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary.

11.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company, incentive directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The options have a term of ten years from the date of grant and vest in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The 2005 Plan authorizes up to 5,994,300 shares of Company stock for awards of options to purchase shares of the Company’s stock. Included in this amount is an aggregate number of shares of common stock for which restricted stock awards may be issued under this plan, not to exceed 1,998,100 shares. As of December 31, 2006, 3,588,550 shares of Company common stock remained available for grants under the Plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock and stock option grants under the Company’s 2005 Equity Incentive Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Under SFAS 123(R) forfeitures are estimated at the time of calculation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company did not issue share based compensation prior to the adoption of SFAS No. 123(R). There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of salaries and benefits) in the amount of approximately $0.9 million related to stock options for the year ended 2006.

The Company awarded options during the first and third quarters of 2006. The key assumptions used in determining the fair value of options granted in 2006 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions:	2006
Volatility	27.76%
Risk-free interest rate	4.36%
Weighted average expected lives in years	6.25 years
Forfeiture rate	3%

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for option granted during the period. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience of the companies in the industries in which it operates. An increase in the forfeiture rate will decrease compensation expense.

The following schedule shows all options granted, exercised, expired and exchanged under the Company’s 2005 Equity Incentive Plan for the year ended December 31, 2006:

	Number of Shares	Amount Per Share
Outstanding, December 31, 2005	-	$-
Granted February 2006	1,175,000	7.00
Granted September 2006	1,214,750	7.50
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2006	2,389,750	$7.25

The weighted average fair value of options granted in 2006 was approximately $2.55. In 2006 the Company recognized compensation expense related to options issued of approximately $0.9 million. As of December 31, 2006, the Company had approximately $5.2 million of unrecognized compensation cost related to unvested stock options that will be recorded over the next four years. During 2006, no options vested or were exercised. At December 31, 2006, the aggregate intrinsic value of all outstanding options was $3.1 million with a weighted average remaining contractual term of approximately 9.4 years.

Restricted Shares

On September 1, 2006 the Company issued 16,000 restricted shares of Common Stock with a market value of $120,000 to certain employees. As the shares did not have any vesting requirements, the value of the shares was recorded as compensation expense.

12.	Stockholders’ Equity

Private Placement - On February 9, 2006, the Company sold 25,568,000 shares of Common Stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $7.00 per share, subject to an initial purchaser’s discount and placement fee of $0.49 per share. The net proceeds to the Company after expenses totaled $165.6 million.

Preferred Stock - In February 2006, all outstanding and issued shares of preferred stock were converted into 10,285,714 shares of common stock in conjunction with the private placement offering. Holders of the preferred shares were entitled to receive cumulative dividends out of any assets legally available at a rate of 8% of the liquidation value of $60,000 per share, per annum, commencing with the year ending December 31, 2003. All accrued and unpaid dividends on the preferred shares were required to be paid prior to the declaration or payment of dividends on the common stock. As of December 31, 2005, there were no undeclared dividends on the preferred stock. Total dividends declared and paid in 2005 were $10,800, which represented cumulative payments for 2003 $(4,800), 2004 $(4,800) and 2005 $(1,200).

Also, as a result of the conversion of the preferred stock into common stock, the preferred stockholders waived the rights to receive any further undeclared or accrued dividends.

Common Stock - On September 1, 2006 the Company issued 16,000 restricted shares of Common Stock with a market value of $120,000 to certain employees.

Cash Dividend - On September 1 and December 1, 2006, the Company declared a cash dividend of $.02 per share of Common Stock outstanding. The dividend declared in September was paid on October 16, 2006 to shareholders of record as October 2, 2006. The dividend declared in December was paid on January 16, 2006 to shareholders of record as of January 2, 2006.

Minimum Statutory Requirements - The Company’s domestic and foreign insurance subsidiaries have minimum statutory capital and surplus requirements set by the state or nation of domicile. At December 31, 2006 and 2005, the insurance subsidiaries capital and surplus exceeded these requirements.

Accumulated Other Comprehensive Income (Loss)

		Unrealized	Accumulated
	Foreign	gains	other
	currency	(losses) on	comprehensive
	items	securities	income (loss)
Balance, December 31, 2003	$15,919	$(8)	$15,911
Current period changes	6,606	(355)	6,251
Balance, December 31, 2004	22,525	(363)	22,162
Current period changes	(24,491)	(2,685)	(27,176)
Balance, December 31, 2005	(1,966)	(3,048)	$(5,014)
Current period changes	4,664	4,055	8,719
Balance, December 31, 2006	$2,698	$1,007	$3,705

The amounts transferred from cumulative translation adjustments and included in the determination of net income for the period as a result of the sale of its investment in APL was $21,745 for the year ended December 31, 2005.

13.	Income Taxes

The provision for income taxes consists of the following:

Year ended December 31,	2006	2005	2004
Total current provision	$22,160	$13,088	$4,355
Total deferred benefit	(4,381)	(6,422)	(527)
Total provision	$17,779	$6,666	$3,828

The effective income tax rate differs from the statutory income tax rate as follows:

December 31,	2006	2005	2004
Income before income taxes	$66,635	$44,225	$17,938
Tax at Federal statutory rate of 35%	$23,322	$15,479	$6,278
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(4,243)	(2,496)	(1,670)
Foreign currency gain	(151)	(7,747)	—
Other, net	(1,149)	$1,430	(780)
	$17,779	6,666	$3,828

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are shown below.

December 31,	2006	2005
Deferred tax assets:
Unrealized depreciation of investments	$—	$1,678
Losses and LAE reserves	11,918	7,611
Unearned premiums	17,550	9,626
Other	1,797	331
	31,265	19,246
Deferred tax liabilities:
Earned but unbilled premiums	(3,426)	(1,537)
Deferred acquisition costs	(15,072)	(8,313)
Unrealized appreciation of investments and foreign currency	(1,995)	—
Other	(1,230)	—
	(21,723)	(9,850)
Deferred tax asset, net	$9,542	$9,396

The Company’s management believes that it will realize the benefits of its deferred tax asset and, accordingly, no valuation allowance has been recorded for the periods presented.

The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries where, in management’s opinion such earnings have been indefinitely reinvested. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

14.	Discontinued Operations

In 2005, the Company discontinued the operations of its subsidiary, AFS Capital, Inc., and the loss of $1,010 associated with the elimination of the investment was treated as discontinued operations.

In December 2002, the Company acquired 100% of the common stock of AmTrust Pacific Limited, a New Zealand real estate operating company, from New Gulf Holdings, Inc., a Delaware corporation, in exchange for 1,000 shares of preferred stock of the Company. The purpose of this transaction was to increase the surplus of the Company. During 2005, all the real estate holdings for AmTrust Pacific Limited were sold and the net proceeds (consideration received less repayment of the outstanding mortgage notes and transaction costs) were placed in the Company’s investment portfolio. The proceeds of the distribution were invested in accordance with investment guidelines. The Company recognized a $21,745 net gain from these transactions, all of which was attributable to gain from foreign currency. In 2006, the Company received $431 as a result of final settlements.

The currency gain was the result of the strengthening in the New Zealand dollar relative to the U.S. dollar during the period in which the asset was held. The New Zealand dollar had an exchange rate of approximately 0.54 when the asset was contributed to the Company and the exchange rate was approximately 0.71 when the investment was liquidated. All proceeds from the sale transaction were converted to U.S. dollars.

The following results have been presented as other income (loss) from discontinued operations for the years ended December 31, 2006, 2005 and 2004.

Year ended December 31,	2006	2005	2004
Rental income	$—	$7,519	$19,565
Gain (loss) on sale of property	431	(2,316)	(730)
Interest and other income	—	(252)	1,669
Rental expenses	—	(5,795)	(9,870)
Interest expense	—	(2,852)	(8,500)
Write-off of investment in AFS Capital, Inc.	—	(1,010)	—
	$431	$(4,706)	$2,134

15.	Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share:

Year ended December 31,	2006	2005	2004
Income from continuing operations	$48,425	$20,520	$11,976
Income from discontinued operations	431	17,039	2,134
Net income	48,856	37,559	14,110
Less: Preferred stock dividend	—	1,200	4,800
Net income available to common shareholders	$48,856	$36,359	$9,310

Weighted average number of common shares outstanding - basic	56,315	24,089	24,089
Potentially dilutive shares:
Dilutive shares from stock- based compensation	—	—	—
Weighted average number of common shares outstanding - dilutive	56,315	24,089	24,089

Income from continuing operations - basic and diluted earnings per share	$0.86	$0.80	$0.30
Income from discontinued operations - basic and diluted earnings per share	0.01	0.71	0.09
Net income - basic and diluted earnings per share	$0.87	$1.51	$0.39

Giving pro forma effect to the subsequent issuance of approximately 10.3 million shares common stock in 2006 in exchange for all the issued and outstanding shares of preferred stock, diluted earnings would be:

	Pro Forma
Year ended December 31,	2005	2004
Net income	$$37,559	$14,110

Weighted average number of common shares outstanding - basic	24,089	24,089
Preferred shares convertible into common share	10,275	10,275
Weighted average number of common shares outstanding and potential common shares assumed outstanding or computing - dilutive earnings per share	34,364	34,364
Diluted earnings per share	$$1.09	$0.41

16.	Commitment and Contingencies

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

Lease Commitments

The Company is obligated under several leases for office space expiring at various dates through 2011.

Future minimum lease payments as of December 31, 2006 under non-cancellable operating leases for each of the next five years are approximately as follows:

Year ended December 31
2007	$1,918
2008	1,650
2009	900
2010	409
2011	21
2012 and Thereafter	—
$4,898

The Company has subleased four of its leases to an unrelated entities expiring in 2008 and 2009. The Company is still the primary obligor on this lease. The minimum annual rentals to be received under this non-cancellable sublease are approximately $0.4 million per annum.

Rent expense, net of sublease rent, for the years ended December 31, 2006, 2005 and 2004 was $1,871, $1,230 and $637, respectively.

Employment Agreements

The Company has entered into employment agreements with twelve employees, including five of its key executives. The agreements terminate on varying dates through December 31, 2009, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual minimums in the aggregate are as follows:

Year ended December 31
2007	$3,544
2008	3,108
2009	975
$7,627

Financing Agreements

On June 27, 2006, we obtained a line of credit in the amount of $50.0 million from JPMorgan Chase Bank. The line of credit will permit the Company to obtain short term loans at a rate of interest of LIBOR plus 1.50%. The line of credit expires on June 30, 2007. To date, the Company has not borrowed any funds under the line of credit.

17.	Related Party Transactions

Premiums

For the years ended December 31, 2006, 2005 and 2004, approximately $-0-, $-0- and $790, respectively, of premiums written were for a company related under common ownership. Included in operating expenses for the years ended December 31, 2006, 2005 and 2004, are service fees for these policies paid to the related entity of approximately $-0-, $-0- and $387, respectively.

Lease Agreement

In June 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, which is owned by stockholders. The Company pays annual rent of approximately $308 for this space. The lease expires in August 2008.

Assets Under Management

In December 2006, the Company formed two, wholly-owned subsidiaries, AmTrust Capital Management, Inc. (ACMI) and AmTrust Capital Mangement GP, LLC (ACM). Concurrently with these formations, the Company also formed Leap Tide Partners, LP (LTP), a hedge fund limited partnership, for the purpose of managing the assets of its limited partners. ACM has a 1% ownership percentage in LTP. ACMI earns a management fee equal to 1% of the LTP’s assets. ACMI and ACM share equally in profits and losses from LTP. ACM also earns an incentive fee of 20% of the cumulative profits of the LTP. A majority of the limited partnership investment is held by related parties, including Michael Karfunkel and George Karfunkel who have an investment of approximately $20.0 million and Jan Loeb, the investment manager, who has an investment of approximately $1.5 million.

18.	Dividend Restriction and Risk Based Capital

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay and was $105.8 million at December 31, 2006. The Company’s insurance subsidiaries did not pay any dividends in 2006, 2005 and 2004.

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2006 and 2005, the capital and surplus of the Company’s two insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

19.	Geographic Information

Two of the Company’s insurance subsidiaries (AII and AIU) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. Approximately 59% and 57% as of December 31, 2006 and 2005, respectively, of the consolidated assets, and 73%, 81% and 68%, respectively, of the consolidated revenues for the years ended December 31, 2006, 2005 and 2004 were located in or derived from foreign countries.

The Foreign and Domestic components of operating income from continuing operations before provision for income taxes are as follows:

December 31,	2006	2005	2004
Domestic	$26,061	$16,012	$11,049
Foreign	44,880	13,570	5,104

The following table summarizes the Company’s operations by major geographic segment:

December 31, 2006	Domestic	Bermuda	Other foreign
Revenue	$105,085	$254,421	$24,519
Property and equipment	11,064	—	111

December 31, 2005	Domestic	Bermuda	Other foreign
Revenue	$45,670	$173,804	$21,161
Property and equipment	7,724	—	—

December 31, 2004	Domestic	Bermuda	Other foreign
Revenue	$45,071	$91,591	$13,293
Property and equipment	798	—	—

20.	Segment Reporting

The Company currently operates three business segments, Workers’ Compensation Insurance; Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. The “Corporate & Other” segment represents the activities of the holding company including interest income attributed to holding company assets as well as a portion of fee revenue. Also included in the “Corporate & Other” segment are results from discontinued operations associated with premium finance company activities in 2006 and 2005. In determining total assets (excluding cash and invested assets) by segment the company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets is then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. These operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and Other	Total
December 31, 2006
Gross written premium	$258,930	$132,826	$134,318	$—	$526,074
Earned premium	221,094	63,202	44,716	—	329,012
Investment income and other revenues	26,894	9,899	5,572	244	42,610
Fee revenue	7,199	5,204		—	12,403
Operating income from continuing operations	45,121	15,514	5,813	—	66,448
Interest expense	2,924	1,386	1,016	—	5,326
Income taxes	12,118	4,166	1,495	—	17,779
Income from continuing operations	33,005	11,349	4,071	—	48,425
Fixed assets	6,134	2,907	2,134	—	11,175
Goodwill and intangible assets	18,210	2,500	8,659	—	29,369
Total assets	699,003	278,772	184,684	23,494	1,185,953

	Workers’ compensation	Specialty risk and extended warranty	Corporate and Other		Total
December 31, 2005
Gross written premium	$204,565	$81,566	$—		$286,131
Earned premium	165,974	50,056	—		216,030
Investment income and other revenues	9,779	2,990	3,640		16,409
Fee revenue	5,641	2,555	—		8,196
Operating income from continuing operations	18,510	7,434	3,638		29,582
Interest expense	1,970	814	—		2,784
Income taxes	4,172	1,619	875		6,666
Income from continuing operations	12,368	5,389	2,763		20,520
Fixed assets	4,898	2,826	—		7,724
Goodwill and intangible assets	12,708	—	10,000	(1)	22,708
Total assets	358,494	113,963	140,433		612,890

December 31, 2004
Gross written premium	$137,906	$72,945	$—		$210,851
Earned premium	113,982	24,832	—		138,814
Investment income and other revenues	3,066	668	1,473		5,207
Fee revenue	—	—	5,934		5,934
Operating income from continuing operations	8,138	1,773	6,242		16,153
Interest expense	228	121	—		349
Income taxes	1,915	400	1,513		3,828
Income from continuing operations	5,995	1,252	4,729		11,976
Fixed assets	522	276	—		798
Goodwill and intangible assets	9,309	—	—		9,309
Total assets	255,812	50,875	190,843		497,530

(1) Relates to the Specialty Middle Market Segment

21.	Statutory Financial Data

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that qualify as available-for-sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes. Statutory surplus and net income for insurance operations as reported to regulatory authorities were approximately as follows:

December 31, 2006	Statutory surplus	GAAP Equity	Statutory net income	GAAP net income
Technology (domestic)	$119,593	$122,389	$12,745	$15,734
Rochdale (domestic)	21,422	23,212	3,733	4,515
Wesco	25,981	25,981	907	1,355
AIU (Ireland)	60,311	63,996	4,432	5,954
AII (Bermuda)	204,252	250,478	40,191	40,191

December 31, 2005	Statutory surplus	GAAP Equity	Statutory net income	GAAP net income
Technology (domestic)	$51,155	$53,062	$7,041	$9,714
Rochdale (domestic)	17,220	18,790	1,930	3,415
AIU (Ireland)	16,880	18,749	4,285	6,146
AII (Bermuda)	129,243	150,539	35,207	35,207

December 31, 2004	Statutory surplus	GAAP Equity	Statutory net income	GAAP net income
Technology (domestic)	$31,692	$34,318	$3,295	$7,093
Rochdale (domestic)	12,038	12,639	1,637	2,172
AIU (Ireland)	11,279	11,007	3,685	2,103
AII (Bermuda)	86,914	101,317	11,165	11,165

22.	Fair Value Information

The following estimated fair value disclosures of financial instruments have been determined using available market information, current pricing information and appropriate valuation methodologies. If quoted market prices were not readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the Company could have realized in a market transaction.

For fixed maturities and common stocks, estimated fair values were based primarily upon independent pricing services. The market value of short-term investments is estimated to approximate the carrying value. Debt is carried at cost, which approximates fair value.

December 31, 2006	Carrying value	Estimated fair value
Assets:
Fixed maturities:
Held-to-maturity	$366,551	$363,690
Available-for-sale	79,378	79,378
Common stock	78,510	78,510
Preferred stock	439	439
Other investments	4,936	4,936
Cash and short-term investments	256,056	256,056
Liabilities:
Junior subordinated debt	82,476	82,476

December 31, 2005	Carrying value	Estimated fair value
Assets:
Fixed maturities:
Held-to-maturity	$151,104	$148,904
Available-for-sale	39,876	39,876
Common stock	32,695	32,695
Preferred stock	60	60
Other investments	1,498	1,498
Cash and short-term investments	115,104	148,904
Liabilities:
Note payable, bank	$25,000	$25,000
Junior subordinated debt	51,548	51,548

As of December 31, 2006 and 2005 the Company did not hold any securities in its investment portfolio that did not have quoted market values readily available.

23.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2006
Quarter ended	March 31,	June 30,	September 30,	December 31,
Earned premium	$69,810	$72,435	$83,526	$103,241
Investment Income	5,335	6,086	7,539	8,623
Income from continuing operations	9,259	9,553	12,413	17,200
Income (loss) from discontinued operations	—	250	—	181
Net income	9,259	9,803	12,413	17,381
Basic and Diluted EPS	0.20	0.16	0.21	0.29

	2005
Quarter ended	March 31,	June 30,	September 30,	December 31,
Earned premium	$47,355	$50,385	$60,406	$57,885
Investment Income	1,885	2,254	4,067	3,328
Income from continuing operations	1,963	1,149	7,995	9,413
Income (loss) from discontinued operations	1,429	15,683	—	(73)
Net Income	3,392	16,832	7,995	9,340
Basic and Diluted EPS	0.09	0.70	0.33	0.39

24.	Subsequent Events

In January 2007, the Company entered into an agreement with AST Equity Plan Solutions, Inc. (AST) to serve as administration service agent of the Company’s stock option plan. The term of the agreement expires in December 2009. AST is owned by American Stock Transfer & Trust Company, which are owned by shareholders of the Company. The Company will pay an annual service fee of less than $0.1 million.

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing its acquisition of Warrantech Corporation ("Warrantech") in a cash merger. The Company contributed $3.5 million for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20 million secured note due January 30, 2012. Interest on the note was payable monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. AmTrust Financial currently provides insurance coverage for Warrantech's consumer product programs, which produced premiums of approximately $10 million in 2006. As the Company does not exhibit control over Warrantech the Company will account for this investment under the equity method.

On March 14, 2007, the Company agreed to issue $40 million in principal amount of a junior subordinated debenture (the “2007 Debenture”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture agreement with Wilmington Trust Company as trustee. The transaction is scheduled to close on March 22, 2007. The 2007 Debenture will mature in March 2037 and bear interest at a rate per annum of 7.93% until March 2012 and, thereafter, at a floating rate per annum equal to the sum of the 3-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus 3.00%. The 2007 Debenture will be redeemable at par at the Company’s election after March 2012.

Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2006 (in thousands)	Cost*	Value	Amount at Which Shown in the Balance Sheet
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$366,001	$363,140	$366,001
States, municipalities and political subdivisions	—	—	—
Foreign governments	550	550	550
Public utilities	404	393	393
Banks, trust and insurance companies	18,051	17,938	17,938
All other corporate	59,397	61,047	61,047
Total bonds	444,403	443,068	445,929
Total fixed maturities	444,403	443,068	445,929
Equity securities:
Common stock:
Public utilities	—	—	—
Banks, trust and insurance companies	—	—	—
Mutual funds	13,519	13,202	13,202
Industrial, miscellaneous and all other	64,973	65,308	65,308
Total common stock	78,492	78,510	78,510
Preferred stock	435	439	439
Total equity securities	78,927	78,949	78,949
Short-term investments, at cost (approximates market value)	196,140	196,140	196,140
Other invested assets (approximates market value)	4,936	4,936	4,936
Total investments	$724,406	$723,093	$725,954

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET - PARENT COMPANY ONLY

December 31, (in thousands)	2006	2005
Assets:
Cash	$(34)	$551
Invested Assets	100	100
Carrying Value of subsidiaries, at equity	422,470	207,895
Other Assets	19,272	14,915
Total Assets	441,809	223,461
Liabilities:
Due to affiliates - net	11,667	23,390
Junior Subordinated Debt	82,476	51,548
Bank Note	—	25,000
Other Liabilities	7,187	5,112
Total Liabilities	101,330	105,050
Stockholders’ equity
Common stock	600	241
Preferred stock	—	60,000
Paid-in and contributed capital	238,938	12,406
Accumulated other comprehensive income	3,705	(5,014)
Retained earnings	97,236	50,778
Total Shareholders’ equity	340,479	118,411
Total Liabilities and shareholders’ equity	$441,809	$223,461

STATEMENT OF INCOME - PARENT COMPANY ONLY

Year Ended December 31, (In thousands)	2006	2005	2004
Income:
Investment income	$1,189	$612	$9
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	68,878	45,464	15,842
Miscellaneous income	25
Total Income	70,094	46,076	15,851
Expenses:
Interest expense	5,486	4,189	431
Federal tax benefit	4,760	—	(650)
Other expenses from operations	10,992	4,328	1,960
Total Expenses	21,238	8,517	1,741
Net Income	$48,856	$37,559	$14,110

See accompanying notes to financial statements.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS - PARENT COMPANY ONLY

December 31, (in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$48,856	$37,559	$14,110
Depreciation and amortization	1,663
Stock option compensation	1,025

Adjustments to reconcile net income to net cash provided by Changes in assets (increase) decrease:
Carrying Value of Equity Interest in Subsidiaries	(205,832)	(99,339)	(25,890)
Other Assets	4,581	(11,297)	(1,995)
Changes in liabilities increase (decrease):
Due to affiliates	(11,723)	18,206	1,935
Other liabilities	2,075	4,286	(1,085)

Net cash used in operating activities	(159,355)	(50,585)	(12,925)

Cash flows from investing activities
Capital expenditures	(1,689)	—	(100)
Acquisition of intangible assets	(9,500)	—	—
Trust preferred acquisition costs	(636)	—	—
Net cash used in investing activities	(11,825)	—	(100)

Cash flows from financing activities:
Issuance of junior subordinated debentures	30,928	50,000	—
Stockholder loan	—	(12,973)	12,973
Issuance of common stock	165,866	—	—
(Payment of) borrowing from bank note	(25,000)	25,000	—
Dividends paid	(1,199)	(10,800)	—
Net cash provided by financing activities	170,595	51,227	12,973
Net increase (decrease) in cash and cash equivalents	(585)	642	(52)
Cash and cash equivalents, beginning of the year	551	(91)	(39)
Cash and cash equivalents, end of period	$(34)	$551	$(91)

See accompanying notes to consolidated financial statements.

  Schedule III

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2006, 2005 and 2004 and for the years then ended:

Segment (in thousands)	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2006:
Small Business Workers’ Compensation	24,022	238,032	123,035	221,094	17,508	132,823	18,386	50,432	239,509
Specialty Risk and Extended Warranty	10,325	29,318	138,203	63,202	6,446	49,247	3,359	6,317	113,492
Specialty Middle Market	8,717	28,455	61,917	44,716	3,629	28,070	—	13,889	83,313
Corporate & Other	—	—	—	—	—	—	—	10,561	—
Total	43,064	295,805	323,155	329,012	27,583	210,140	21,745	81,199	436,314

2005:
Small Business Workers’ Compensation	18,386	142,623	82,306	165,974	6,923	107,915	15,191	36,189	188,328
Specialty Risk and Extended Warranty	5,365	25,384	74,496	50,056	2,150	34,091	2,745	9,117	70,885
Corporate & Other	—	—	—	—	2,461	—	—	5,805	—
Total	23,751	168,007	156,802	216,030	11,534	142,006	17,936	51,111	259,213

2004:
Small Business Workers’ Compensation	15,191	77,605	57,697	113,982	1,709	72,216	8,347	25,748	128,824
Specialty Risk and Extended Warranty	2,745	21,759	47,410	24,832	339	17,962	1,508	5,824	58,674
Corporate & Other	—	—	—	—	1,881	—	—	2,167	—
Total	17,936	99,364	105,107	138,814	3,929	90,178	9,855	33,739	187,498

Schedule IV

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
REINSURANCE

At December 31, 2006, 2005 and 2004 and for the years then ended:

(dollars in thousands)	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
2006
Premiums: General Insurance	$506,492	$89,760	$19,582	$436,314	20.6%
2005
Premiums: General Insurance	$252,598	$26,918	$33,533	$259,213	12.9%
2004
Premiums: General Insurance	$197,522	$23,353	$13,329	$187,498	7.1%

Schedule VI

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(in thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss
Years Ended December 31,	Current Year	Prior Years	Adjustment Expenses
2006	$209,626	$514	$108,802
2005	$142,968	$(962)	$76,585
2004	$86,762	$3,416	$38,560

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2
Indenture, dated as of March 17, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

4.3
Indenture, dated as of June 15, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

4.4
Registration Rights Agreement, dated as of February 9, 2006, by and between the Company and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

4.6	Indenture, dated as of July 25, 2006, between Company and Wilmington Trust Company.
10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2
Intercompany Management Agreement, dated as of June 1, 2006, by and among the Company, Technology Insurance Company, Inc., Rochdale Insurance Company, Inc. and Wesco Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.3
Tax Allocation Agreement, dated as of June 1, 2006, between the Company and Wesco Insurance Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.4
Tax Allocation Agreement for 1998 and for future calendar years, between the Company and Technology Insurance Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.5
Tax Allocation Agreement, dated July 1, 2002, is made for 2002 and future calendar years, between the Company and Rochdale Insurance Company, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.6
Intercompany Reinsurance Agreement, dated June 1, 2006, among the Company, Technology Insurance Company, Rochdale Insurance Company, AmTrust International Insurance Limited and Wesco Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.7
Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.8
Employment Agreement, dated as of January 1, 2005, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.9
Employment Agreement, dated as of January 1, 2005, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.10
Employment Agreement, dated as of January 1, 2005, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.11
Employment Agreement, dated as of January 1, 2005, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.12
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.13
Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, to AmTrust International Insurance Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)

10.14
General Agency Agreement, dated as of July 1, 2002, among Technology Insurance Company, Inc. and Rochdale Insurance Company and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)

10.15
Stock Purchase Agreement, dated March 9, 2006, between Household Insurance Group Holding Company and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)

10.16#
Renewal Rights and Asset purchase Agreement, dated as of November 21, 2005, by and among the Company and Alea North America Company and Alea North America Insurance Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)

10.17#
Renewal Rights and Asset Purchase Agreement, dated as of May 9, 2006, between Muirfield Underwriters, Ltd. and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)

10.18
Lease dated Jun 28, 2002, between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)

10.19
First Lease Modification Agreement, dated as of February 1, 2005, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)

10.20
Form of Letter Agreement between the Company and Diversified Construction Management, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)

10.21
Transfer Agency and Registrar Services Agreement dated as of February 3, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134960) filed on August 25, 2006)

21.1	List of subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company
23.2	Consent of Berenson LLP Independent Registered Public Accounting Firm relating to the Financial Statements of the Company
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.