Form 10-Q
period 2007-03-31
Amtrust Financial Services, Inc.
filed 2007-05-15
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-33143

AmTrust Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3106389
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

59 Maiden Lane, 6 th Floor, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

(212) 220-7120
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No ☒

As of May 3, 2007, the Registrant had one class of Common Stock ($.01 par value), of which 59,959,000 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Assets	March 31, 2007	December 31, 2006
Investments:	(Unaudited)
Fixed maturities, held-to-maturity, at amortized cost (fair value $373,391; $363,690)	$376,002	$366,551
Fixed maturities, available-for-sale, at market value (amortized cost $80,482; $77,852)	82,866	79,378
Equity securities, available-for-sale, at market value (cost $77,175; $69,927)	74,135	69,949
Short-term investments	151,393	196,140
Other Investments	28,092	13,936
Total investments	712,488	725,954
Cash and cash equivalents	150,942	59,916
Assets under management	23,204	23,494
Accrued interest and dividends	10,312	6,138
Premiums receivable, net	187,991	147,779
Note receivable - related party	20,134	-
Reinsurance recoverable	49,439	44,127
Funds held with reinsured companies	1,513	266
Prepaid reinsurance premiums	82,595	72,439
Prepaid expenses and other assets	18,701	12,129
Deferred policy acquisition costs	52,604	43,064
Deferred tax asset	11,924	9,542
Property and equipment, net	11,030	11,175
Goodwill	2,366	2,163
Intangible assets	27,538	27,206
	$1,362,781	$1,185,392
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss expense reserves	$333,843	$295,805
Unearned premiums	376,324	323,155
Ceded reinsurance premiums payable	27,966	23,028
Reinsurance payable on paid losses	1,964	2,004
Federal income tax payable	8,849	1,477
Funds held under reinsurance treaties	14,964	9,948
Accrued expenses and other current liabilities	89,819	80,712
Other Liabilities	1,668	2,814
Junior subordinated debt	123,714	82,476
Total liabilities	979,111	821,419
Commitments and contingencies
Minority Interest	23,204	23,494
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 59,959,000 issued and outstanding in 2007 and 2006	600	600
Additional paid-in capital	239,298	238,938
Accumulated other comprehensive income	3,053	3,705
Retained earnings	117,515	97,236
Total stockholders’ equity	360,466	340,479
	$1,362,781	$1,185,392

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

Revenues:	Three Months Ended March 31,
Premium income:	2007	2006
Net premium written	$160,619	$110,753
Change in unearned premium	41,927	40,943
Net earned premium	118,692	69,810
Commission and fee income	4,490	2,855
Net investment income	11,391	5,335
Net realized gain on investments	6,060	1,576
Other investment income (loss) on managed assets	(290)	-
Total revenues	140,343	79,576
Expenses:
Loss and loss adjustment expense	74,557	43,774
Policy acquisition expenses	14,583	8,323
Salaries and benefits	9,012	5,119
Other insurance general and administrative expense	7,574	6,783
Other underwriting expenses	3,113	1,944
Total expenses	108,839	65,943
Operating income from continuing operations	31,504	13,633
Other income (expenses):
Foreign currency gain (loss)	(510)	98
Interest expense	(1,804)	(1,213)
Total other expenses	(2,314)	(1,115)
Income from continuing operations before provision for income taxes and minority interest	29,190	12,518
Provision for income taxes	8,002	3,259
Minority interest in net loss of subsidiary	(290)	-
Net income	$21,478	$9,259
Earnings per common share:
Basic - EPS	$0.36	$0.20
Diluted - EPS	0.36	0.20
Dividends Declared Per Share	$0.02	-

See accompanying notes unaudited to condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2007	2006

Net income from continuing operations	$21,478	$9,259
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	927	328
Realized gain on marketable securities	(6,060)	(1,576)
Bad debt expense	299	424
Foreign currency (gain) loss	510	(98)
Non-cash stock compensation expense	361	88
Changes in assets - (increase) decrease:
Premiums receivable	(40,511)	(46,899)
Reinsurance recoverable	(5,312)	(2,044)
Deferred policy acquisition costs, net	(9,540)	(10,174)
Prepaid reinsurance premiums	(10,156)	(5,176)
Prepaid expenses and other assets	(12,066)	330
Deferred tax asset	(2,382)	691
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	4,938	4,130
Accrued expenses and other current liabilities	15,291	14,330
Loss and loss expense reserve	38,038	22,015
Unearned premiums	53,169	50,937
Funds held under reinsurance treaties	5,016	(695)
Net cash provided in operating activities	54,000	35,870
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	33,145	(122,973)
Net (purchases) sales of equity securities	(1,412)	(3,287)
Net (purchases) sales of other investments	(14,156)	(691)
Note receivable - related party	(18,000)	-
Acquisition of renewal rights and goodwill	(989)	(1,277)
Purchase of property and equipment	(328)	(693)
Net cash used in investing activities	(1,740)	(128,921)
Cash flows from financing activities:
Issuance of junior subordinated debentures	40,000	-
Issuance of common stock	-	255
Additional paid-in-capital	-	166,197
Repayment of mortgage note - discontinued operations	-	(25,000)
Foreign currency translation	785	-
Debt financing fees	(820)	-
Dividends distributed on common stock	(1,199)	-
Net cash provided by financing activities	38,766	141,452
Net increase in cash and cash equivalents	91,026	48,801
Cash and cash equivalents, beginning of the period	59,916	115,847
Cash and cash equivalents, end of the period	$150,942	$164,248
Supplemental Cash Flow Information
Income tax payments	$2,436	$7,611
Interest payments on debt	1,713	1,229

 See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share data)

1.  Basis of Reporting

AmTrust Financial Services, Inc. (the “Company”) is an insurance holding company formed under the laws of Delaware. The accompanying condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not contain all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 16, 2007. In the opinion of management the accompanying financial statements include all adjustments necessary for a fair presentation of the condensed consolidated financial statements, consisting only of normal recurring adjustments. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited annual consolidated financial statements.

All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

2.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” , and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in the mortgage-backed securities related to the ability to prepay. The FASB is currently reviewing the removal of such exception. SFAS No. 155 was effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of the statement did not have a material impact on the Company’s results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements (See Note 9 Income Taxes).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company does not believe the adoption of SFAS No. 157, which becomes effective in 2008, will have a material impact on its financial condition or results of operations.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159") which provides reporting entities the ability to choose to report many financial instruments and certain other items at fair value with changes in fair value included in current earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined. The Company will adopt the standard in fiscal 2008.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), became effective January   1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company adopted SOP 05-1 as of January 1, 2007, and the adoption had no significant impact on the Corporation’s consolidated financial statements.

3. Investments

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities are presented in the table below:

(a) Available-for-Sale Securities

March 31, 2007	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$435	$8	$-	$443
Common stock	76,740	12,212	(15,260)	73,692
Fixed maturities	80,482	3,301	(917)	82,866
	$157,657	$15,521	$(16,177)	$157,001

 (b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of held to maturity securities are presented in the table below:

March 31, 2007	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Obligations of U.S. Treasury, Government corporations and agencies	$315,554	$-	$(2,071)	$313,483
Mortgage-backed securities	60,448	135	(675)	59,908
	$376,002	$135	$(2,746)	$373,391

(c) Investment Income

Net investment income for the three months ended March 31, 2007 and 2006 was derived from the following sources:

	Three Months Ended March 31,
	2007	2006
Fixed maturities	$7,930	$3,032
Equity securities	488	100
Cash and cash equivalents	2,737	2,203
Note receivable - related party	500	-
	11,655	5,335
Less: Investment expenses	264	-
	$11,391	$5,335

(d) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities result in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of March 31, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for Other-Than-Temporary declines in the fair value of investments. We determined that we did not hold any investments that would have been considered other than temporarily impaired.

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of March 31, 2007:

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	value	losses	value	losses
Available-for-sale securities:
Common stock	$2,397	$(5,352)	$6,124	$(9,908)	$8,521	$(15,260)
Fixed maturities	14,681	(227)	8,519	(690)	23,200	(917)
Total temporarily impaired securities available-for-sale securities	$17,078	$(5,579)	$14,643	$(10,598)	$31,721	$(16,177)

	Less than 12 months		12 months or more		Total
	Fair market	Unrealized	Fair market	Unrealized	Fair market	Unrealized
	value	losses	value	losses	value	losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government corporations and agencies	$140,820	$(1,007)	$172,581	$(1,064)	$313,401	$(2,071)
Mortgage-backed securities	39,426	(383)	7,116	(292)	46,542	(675)
Total temporarily impaired securities — held-to-maturity securities	$180,246	$(1,390)	$179,697	$(1,356)	$359,943	$(2,746)

4.  Assets Under Management

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the table below:

(a) Trading Securities

Three months ended March 31, 2007	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$17,430	$1,233	$(2,114)	$16,549

Included in assets under management were cash and cash equivalents of $6,579. Proceeds from the sale of investments in trading securities during the three months ended March 31, 2007 were approximately $4,353.

(b) Investment Income from Assets Under Management

Net investment income for the three months ended March 31, 2007 was derived from the following sources:

	Investment income	Net realized gain (loss)	Net unrealized gain (loss)		Total
Equity securities	$74	$565	$	$ (1,011)	$(372)
Cash and cash equivalents	136	-		-	136
	210	565		(1,011)	(236)
Less: Investment expenses	(54)	-		-	(54)
	$156	$565		$(1,011)	$(290)

5.  Junior Subordinated Debt

The Company established three special purpose trusts in 2005 and 2006 for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $2,476 as of December 31, 2006 on the Company’s consolidated balance sheet, represents the Company’s ownership of Common Securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $1,785 of placement fees in connection with these issuances which is being amortized over thirty years.

On March 22, 2007, the Company issued $40 million in principal amount of junior subordinated debentures (the “New Debentures”) in connection with the issuance of trust preferred securities by a special purpose trust pursuant to an indenture with Wilmington Trust Company, as trustee. The New Debentures mature on March 15, 2037 and bear interest at a rate per annum of 7.93% until March 15, 2012 and, thereafter, at a floating rate per annum equal to the sum of the three-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus three percent. The New Debentures are redeemable at the Company’s election after March 15, 2012. The Company incurred placement fees in the amount of $820 in connection with the financing, which will be amortized over 30 years.

The table below summarizes the Company’s trust preferred securities as of March 31, 2007:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	% (1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary.

6.  Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Net income available to common shareholders	$21,478	$9,259

Weighted average number of common shares outstanding - basic	59,959	44,463
Potentially dilutive shares:
Dilutive shares from stock-based compensation	9	—
Weighted average number of common shares outstanding - dilutive	59,968	44,463

Net income - basic and diluted earnings per share	$0.36	$0.20

As of March 31, 2007, there were approximately 206 anti-dilutive securities excluded from diluted earnings per share.

7.  Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $0.4 million and $0.1 million related to stock options for the three months ended March 31, 2007 and 2006, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the three months ended March 31, 2006 and 2007:

	Number of Shares	Amount Per Share
Outstanding, December 31, 2005	-
Granted	1,175	$7.00
Outstanding, March 31, 2006	1,175	$7.00

Outstanding, December 31, 2006	2,390	$7.00-7.50
Granted	160	10.56-10.77
Exercised	-	-
Cancelled	(12)	7.50
Outstanding, March 31, 2007	2,538	$7.00-10.77

The weighted average grant date fair value of options granted during the first quarter of 2007 was $10.72. As of March 31, 2007 there was approximately $5.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

8.  Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2007	2006
Net Income	$21,478	$9,259
Unrealized holding gain	(3,831)	4,686
Reclassification Adjustment	2,668	128
Foreign currency translation	510	485
Comprehensive Income	$20,825	14,558

9.  Income Taxes

Income tax expense for the three months ended March 31, 2007 was $8.0 million compared to $3.3 million for the three months ended March 31, 2006. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended March 31,
	2007	2006
Earnings before income taxes	$29,190	$12,518
Income taxes at statutory rates	9,660	4,179
Effect of Income not subject to US taxation	(1,658)	(920)
Provision for income taxes as shown on the Consolidated Statements of Earnings	$8,002	$3,259
GAAP effective tax rate	27.4%	26.0%

We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption did not have a material effect on the Company’s financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At March 31, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland.

10.  Other Investments

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation ("Warrantech") in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20,000 secured note due January 30, 2012 (note receivable - related party). Interest on the note is payable monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech's consumer product programs and on certain nationwide warranty programs, which produced premiums of approximately $6 million during the first quarter of 2007. As the Company does not exhibit control over Warrantech the Company accounts for this investment under the equity method. The Company did not record any investment income from its equity investment for the three months ended March 31, 2007. As of March 31, 2007 the carrying value of the note receivable was $20,134 (note receivable - related party).

11.  Acquisition of Distribution Networks

In March 2007, the Company acquired from Frisco Risk Partners, a managing general agent specializing in workers’ compensation insurance, access to its distribution network and renewal rights to its existing business, over 90% of which was underwritten by the Company.  The Company’s preliminary purchase price allocation consisted of recording intangible assets of approximately $0.7 million related to distribution networks, renewal rights and non-compete agreements.  The purchase agreement provides for additional contingent consideration to be determined on an annual basis, for a period of three years, if certain targets are achieved related to premium produced.  Any contingent consideration paid will be recorded as goodwill.  The results of operations have been included since the acquisition date.

12.  Contingent Liabilities

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

13.  Segments

The Company currently operates three business segments, Workers’ Compensation Insurance; Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. The “Corporate & Other” segment represents the activities of the holding company including interest income attributed to holding company assets as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. These operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following tables summarize business segments as follows:

Three months ended March 31, 2007	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Gross written premium	$89,796	$47,942	$51,935	$-	$189,673
Earned premium	65,209	24,700	28,783	-	118,692
Investment income and other revenues	10,054	4,085	3,312	(290)	17,161
Fee revenue	2,642	1,701	-	147	4,490
Operating income from continuing operations	19,259	8,458	3,930	(143)	31,504
Interest expense	960	430	414		1,804
Income taxes	4,970	1,899	1,093	40	8,002
Income from continuing operations	13,410	5,399	2,562	107	21,478
Fixed assets	5,869	2,631	2,530		11,030
Goodwill and intangible assets	18,608	2,500	8,796		29,904
Total assets	735,704	304,618	299,255	23,204	1,362,781

Three months ended March 31, 2006	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Gross written premium	$69,229	$20,428	$33,621	$-	$123,278
Earned premium	49,544	15,316	4,950	-	69,810
Investment income and other revenues	4,432	1,370	443	666	6,911
Fee revenue	1,947	908	-	-	2,855
Operating income from continuing operations	9,477	3,044	446	666	13,633
Interest expense	692	179	342	-	1,213
Income taxes	2,288	771	27	173	3,259
Income from continuing operations	6,497	2,192	77	493	9,259
Fixed assets	5,714	2,825	1,478	-	10,017
Goodwill and intangible assets	10,091	11,927	-	-	22,018
Total assets	561,518	175,184	46,457	75,000	858,159

14.  Subsequent Event

 In April, 2007 the Company, through a subsidiary, acquired all the issued and outstanding stock of IGI Group, Ltd. a United Kingdom specialty issuer for approximately $14.8 million. The acquisition should enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by larger insurance carriers. The Company has grown by hiring teams of underwriters with expertise in our specialty lines and through acquisitions of access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in three business segments:

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

The Company transacts business through five insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”) and Wesco Insurance Company (“WIC”), which are domiciled in New Hampshire, New York and Delaware, respectively, and AmTrust International Insurance Ltd. (“AII”) and AmTrust International Underwriters Limited (“AIU”), which are domiciled in Bermuda and Ireland, respectively.

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

We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our net income, return on average equity, and our loss, expense and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

Gross Premium Written. Gross premiums written represent estimated premiums from each insurance policy that we write, including as part of an assigned risk pool, during a reporting period based on the effective date of the individual policy. Certain policies that are underwritten by the Company are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

Net Premium Written. Net premiums written are gross premiums written less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Premium Earned. Net premiums earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2006 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2006 and the other half in 2007. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 34 months, but range in duration from one month to 60 months.

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Net Expense Ratio. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of policy acquisition expenses, salaries and benefits, and other insurance general and administrative expenses to net premiums earned.

  Net Combined Ratio. The net combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss and net expense ratios. If the net combined ratio is at or above 100, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

  Annualized Return on Equity. Return on equity is calculated by dividing net income (net income excludes results of discontinued operations as well as any currency gain or loss associated with discontinued operations on an after tax basis) by the average of shareholders’ equity .

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 24.5% and 17.7% for the three months ended March 31, 2007 and 2006, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.1% and 91.7% for the three months ended March 31, 2007 and 2006, respectively. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2006.

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
Gross written premium	$189,673	$123,278

Net premium written	$160,619	$110,753
Change in unearned premium	(41,927)	(40,943)
Net earned premium	118,692	69,810
Commission and fee income	4,490	2,855
Net investment income	11,391	5,335
Net realized gains on investments	6,060	1,576
Other investment income (loss) on managed assets	(290)	-
Total revenue	140,343	79,576

Loss and loss adjustment expense	74,557	43,774
Policy acquisition expenses	14,583	8,323
Salaries and benefits	9,012	5,119
Other insurance general and administrative expense	7,574	6,783
Other underwriting expenses	3,113	1,944
	108,839	65,943
Income from continuing operations	31,504	13,633

Other income (expense):
Foreign currency gain (loss)	(510)	98
Interest expense	(1,804)	(1,213)
Total other expense	(2,314)	(1,115)
Income from continuing operations before provision for income taxes and minority interest	29,190	12,518

Provision for Income taxes	8,002	3,259
Minority interest in net loss of subsidiary	(290)	-
Net income	$21,478	$9,259

Consolidated Result of Operations for the Three Months Ended March 31, 2007 and 2006

  Gross Premiums Written. Gross premiums written increased from $123.3 million for the three months ended March 31, 2006 to $189.7 million for the three months ended March 31, 2007. The increase of $66.4 million or 53.9% was attributable to a $20.6 million increase in our small business workers’ compensation business, a $27.5 million increase in our specialty risk and extended warranty business and an $18.3 million increase in our specialty middle-market property and casualty business. A majority of the increase in the Small Business Workers’ Compensation segment was due to increases in average premium per policy. In addition, $9.9 million of the increase in that segment resulted from the acquisition from Muirfield Underwriters, Ltd. of access to its distribution network and the renewal rights to its existing business during the second quarter of 2006. The increase in specialty risk and extended warranty gross premiums written resulted, primarily, from the underwriting of new coverage plans in the United States. The increase in the specialty middle-market gross premiums written resulted, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premiums Written. Net premiums written increased from $110.8 million to $160.6 million for the three months ended March 31, 2006 and 2007, respectively. This $49.8 million or 44.9% increase was the result of an increase in gross premiums written in the three month periods. The increase by segment was: small business workers’ compensation - $21.9 million; specialty risk and extended warranty - $22.1 million; and specialty middle market property and casualty - $5.8 million.

    Net Premiums Earned. Net premiums earned increased from $69.8 million for the three months ended March 31, 2006 to $118.7 million for the three months ended March 31, 2007. The $48.9 million or 70.1% increase resulted from increased net premiums written for the three months ended March 31, 2007, relative to net premiums written over the three months preceding March 31, 2006. The increase by segment was: small business workers’ compensation - $15.7 million; specialty risk and extended warranty - $9.4 million; and specialty middle market property and casualty - $23.8 million.

Commission and fee income. Commission and fee income increased from $2.9 million for the three months ended March 31, 2006 to $4.5 million for the three months ended March 31, 2007. This $1.6 million or 55.2% increase was the result of the award to the Company of a contract to administer a portion of the Virginia Workers’ Compensation Assigned Risk Plan which went into effect January 1, 2007 and fees for warranty administration from specialty risk and extended warranty customers for which a subsidiary of the Company acts as warranty administrator.

 Net Investment Income. Net investment income for the three months ended March 31, 2007, was $11.4 million, compared to $5.3 million for the same period in 2006, an increase of $6.1 million or 113.5%. The increase in net investment income was the result of increased invested assets. Average invested assets (excluding equity securities) was approximately $741.7 million for the three months ended March 31, 2007 compared to approximately $470.0 million for the three months ended March 31, 2006, an increase of $271.7 million or 57.8%. In addition, yields on the Company’s fixed maturities have increased over the same time period from 4.5% to 6.1%.

   Net Realized Gains on Investments. Net realized gains on investments for the three months ended March 31, 2007 were $6.1 million, compared to $1.6 million for the same period in 2006. The increase relates to the increase in the average assets held in our equity portfolio during the period and the realization of gains on certain value stocks in the portfolio due to active portfolio management.

  Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $30.8 million or 70.3% from $43.8 million for the three months ended March 31, 2006 to $74.6 million for the three months ended March 31, 2007. The Company’s loss ratio for the three months ended March 31, 2007 increased to 62.8% from 62.7% for the three months ended March 31, 2006. The Company’s overall loss ratio has remained consistent over the period.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $20.2 million for the three months ended March 31, 2006 to $31.2 million for the three months ended March 31, 2007, an increase of $10.9 million or 54.0%. The expense ratio for the same periods decreased from 29.0% to 26.3%, respectively. The reduction in the expense ratio resulted from achieved growth in earned premiums while leveraging existing Company infrastructure.

Operating Income from Continuing Operations. Income from continuing operations increased to $31.5 million for the three months ended March 31, 2007, from $13.6 million for the three months ended March 31, 2006, an increase of $17.9 million or 131.2%. This increase is attributable to strong growth in revenue combined with a consistent loss ratio and an improvement in the net expense ratio.

  Interest Expense. Interest expense for the three months ended March 31, 2007 was $1.8 million, compared to $1.2 million for the same period in 2006. The increase was primarily attributable to interest expense on $30.0 million of junior subordinated debentures issued by the Company in July, 2006.

  Income Tax Expense (Benefit). Income tax expense for three months ended March 31, 2007 was $8.0 million which results in an effective tax rate of 27.4%. Income tax expense for three months ended March 31, 2006 was $3.3 million which results in an effective tax rate of 26.0%. The increase in the effective tax rate is result of having a smaller proportion of our income being earned by our foreign subsidiaries which are not subject to United States federal taxation.

Small Business Workers’ Compensation Segment

	(Unaudited) Three Months Ended March 31,
	2007	2006
Gross premium written	$89,796	$69,229

Net premium written	85,464	63,499
Change in unearned premium	(20,255)	(13,954)
Net premiums earned	65,209	49,545

Loss and loss adjustment expense	38,824	30,006
Policy acquisition expenses	9,240	7,789
Salaries and benefits	4,848	3,428
Other insurance general and administrative expense	4,269	4,119
	57,181	45,342
Net premiums earned less expenses included in combined ratio	$8,028	$4,203

Key Measures:
Net loss ratio:	59.5%	60.6%
Net expense ratio:	28.2%	31.0%
Net combined ratio:	87.7%	91.5%

Small Business Workers’ Compensation Segment Results of Operations for the Three Months Ended March 31, 2007 and 2006

 Gross Premiums Written. Gross premiums written increased from $69.2 million for the three months ended March 31, 2006 to $89.8 million for the three months ended March 31, 2007. The increase of $20.6 million or 29.7% was attributable, in part, to the acquisition from Muirfield Underwriters, Ltd. of access to its distribution network and renewal rights during the second quarter of 2006, which produced $9.9 million of gross premiums written. In addition, increases to average premium per policy resulted in $4.0 million of incremental gross premiums written and new assigned risk pools generated an additional $1.5 million of gross premiums written.

Net Premiums Written. Net premiums written increased from $63.5 million to $85.5 million for the three months ended March 31, 2006 and 2007, respectively. The $21.9 million or 34.6% increase was the result of an increase in gross premiums written in 2007.

Net Premiums Earned. Net premiums earned increased from $49.5 million for the three months ended March 31, 2006 to $65.2 million for the three months ended March 31, 2007. The $15.7 million or 31.6% increase was the result of the increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $8.8 million or 29.4% from $30.0 million for the three months ended March 31, 2006 to $38.8 million for the three months ended March 31, 2007. Although total expense increased, the Company’s loss ratio for the segment for the three months ended March 31, 2007 decreased to 59.5% from 60.6% for the three months ended March 31, 2006. The slight decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience. As the Company writes more business in the small workers’ compensation segment and its data becomes more reliable, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have proportionally decreased.

 Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $15.3 million for the three months ended March 31, 2006 to $18.4 million for the three months ended March 31, 2007, an increase of $3.1 million or 19.7%. The expense ratio decreased from 31.0% for the three months ended March 31, 2006 to 28.2% for the three months ended March 31, 2007. The reduction in the expense ratio resulted from achieved growth in earned premiums while leveraging existing Company infrastructure.

 Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased to $8.0 million for the three months ended March 31, 2007, from $4.2 million for the three months ended March 31, 2006, an increase of $3.8 million or 90.1%. This increase is attributable to strong growth in revenue combined with improvements in the loss ratio and expense ratio.

Specialty Risk and Extended Warranty Segment

	(Unaudited) Three Months Ended March 31,
	2007	2006
Gross premium written	$47,942	$20,428

Net premium written	38,312	16,234
Change in unearned premium	(13,612)	(918)
Net premiums earned	24,700	15,316

Loss and loss adjustment expense	17,910	10,606
Salaries and benefits	2,232	1,123
Other insurance general and administrative expense	1,376	1,982
	21,518	13,711
Net premiums earned less expenses included in combined ratio	$3,182	$1,605

Key Measures:
Net loss ratio:	72.5%	69.2%
Net expense ratio:	14.6%	20.3%
Net combined ratio:	87.1%	89.5%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2007 and 2006

Gross Premiums Written. Gross premiums written increased from $20.4 million for the three months ended March 31, 2006 to $47.9 million for the three months ended March 31, 2007. The increase of $27.5 million or 134.7% is the result of the underwriting of new coverage plans in 2007 and the growth of existing coverage plans. The majority of the increase resulted from coverage plans underwritten in the United States.

Net Premiums Written. Net premiums written increased from $16.2 million to $38.3 million for the three months ended March 31, 2006 and 2007, respectively. The $22.1 million or 136.0% increase was the result of an increase in gross premiums written in 2007. In addition, the Company has chosen not to reinsure certain new coverage plans underwritten in the United States. As a result, the Company ceded a smaller percentage of gross premiums written to its reinsurers.

Net Premiums Earned. Net premiums earned increased from $15.3 million for the three months ended March 31, 2006 to $24.7 million for the three months ended March 31, 2007. This $9.4 million or 61.3% increase is the result of the increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $7.3 million or 68.9% from $10.6 million for the three months ended March 31, 2006 to $17.9 million for the three months ended March 31, 2007. The loss ratio for the segment for the three months ended March 31, 2007 increased to 72.5% from 69.2% for the three months ended March 31, 2006. The increase is the result of a revision to the estimated ultimate loss for a prior year on a discontinued program in our European book of business.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $3.1 million for the three months ended March 31, 2006 to $3.6 million for the three months ended March 31, 2007, an increase of $0.5 million or 16.2%. The expense ratio for the same periods decreased from 20.3% to 14.6%, respectively. The reduction in the expense ratio resulted from growth in earned premiums without a proportionate growth in related expenses. In addition, certain corporate expenses are allocated to each business segment based on the relative premium of that segment. As such, the corporate overhead allocated to specialty risk and extended warranty decreased as premiums in the other segments increased.

 Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased to $3.2 million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006, a increase of $1.6 million or 100.0%. This increase is attributable to growth in revenue and an improvement in the expense ratio partially offset by the increase in the loss ratio.

Specialty Middle Market Property and Casualty Segment Results of Operations

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Gross premium written	$51,935	$33,621

Net premium written	36,844	31,021
Change in unearned premium	(8,061)	(26,071)
Net premium earned	28,783	4,950

Loss and loss adjustment expense	17,823	3,162
Policy acquisition expenses	5,343	535
Salaries and benefits	1,932	568
Other Insurance General and Administrative Expense	1,928	682
	27,026	4,947
Net premiums earned less expenses included in combined ratio	$1,757	$3

Key Measures:
Net loss ratio:	61.9%	63.9%
Net expense ratio:	32.0%	36.1%
Net combined ratio	93.9%	99.9%

Specialty Middle Market Segment Result of Operations for the Three Months Ended March 31, 2007 and 2006

Gross Premiums Written. Gross premium was $51.9 million for the three months ended March 31, 2007, an increase of $18.3 million or 54.5% from $33.6 million of gross premium written for the three months ended March 31, 2006. The increase consisted of $12.2 million resulting from increases in commercial automobile, commercial general liability and workers' compensation program business. In addition, the increase includes $6.1 million in gross premiums written which is fully reinsured by HSBC Insurance Company of Delaware pursuant to an agreement entered into in connection with the Company’s acquisition of Wesco Insurance Company in June, 2006.

Net Premiums Written. Net premium was $36.8 million for the three months ended March 31, 2007, an increase of $5.8 million or 18.8% from $31.0 million for the three months ended March 31, 2006. The increase was the result of the increase in gross premiums written in 2007.

Net Premiums Earned. Net premium earned was $28.8 million for the three months ended March 31, 2007 an increase of $23.8 million or 481.5% from $5.0 million for the three months ended March 31, 2006. The increase resulted from an increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $17.8 million for the three months ended March 31, 2007 compared to $3.2 million for the three months ended March 31, 2006, an increase of $14.7 million. The loss ratio for the segment decreased for the three months ended March 31, 2007 to 61.9% from 63.9% for the three months ended March 31, 2006. The decrease resulted from a decrease in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense was $9.2 million for the three months ended March 31, 2007, an increase of $7.4 million from $1.8 million for the three months ended March 31, 2006. The expense ratio decreased from 36.1% for the three months ended March 31, 2006 to 32.0% for the three months ended March 31, 2007. The reduction in the expense ratio is the result of growth in earned premiums without a proportionate increase in related expenses which the Company achieved by leveraging existing personnel and infrastructure.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio were $1.8 million and $0 million for the three months ended March 31, 2007 and 2006, respectively. This increase is attributable to growth in revenue and improvements in the expense ratio and the loss ratio.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $40.3 million and $24.1 million in the three months ended March 31, 2007 and 2006, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations and the issuance of junior subordinated debentures in the amount of $40 million should provide us sufficient liquidity to fund our current operations and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of these exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
	2007	2006
Cash and cash equivalents provided by (used in):
Operating activities	$54,000	$35,870
Investing activities	(1,740)	(128,921)
Financing activities	38,766	141,452
Change in cash and cash equivalents	$91,026	$48,401

The increase in the cash provided by operating activities from 2006 to 2007 reflects the growth in premium and associated increase in cash receipts during the period.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the three months ended March 31, 2007, the Company’s net sales of fixed income securities totaled $33.1 million, net purchases of equity securities totaled $1.4 million and net purchases of other investments totaled $14.2 million. Additionally, in connection with the Warrantech transaction, the Company provided $18.0 million related to a secured note (see note 10) to Warrantech.  For the three months ended March 31, 2006, the Company’s net purchases of fixed income securities totaled $123.0 million, net purchases of equity securities totaled $3.3 million and net purchases of other investments totaled $0.7 million.

Cash provided by financing activities for the three months ended March 31, 2007 consisted primarily of $40 million generated by the issuance of additional junior subordinated debt in connection with the issuance of trust preferred securities. Cash provided by financing activities for the three months ended March 31, 2006 consisted of approximately $166 million generated by the net proceeds of the issuance of 25.6 million shares of common stock in a private placement off-set by the repayment of short term borrowings of approximately $25 million.

Junior Subordinated Debt

On March 22, 2007, the Company issued $40 million in principal amount of junior subordinated debentures (the “New Debentures”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture with Wilmington Trust Company, as trustee. The New Debentures mature on March 15, 2037 and bear interest at a rate per annum of 7.93% until March 15, 2012 and, thereafter, at a floating rate per annum equal to the sum of the three-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus three percent. The New Debentures are redeemable at the Company’s election after March 15, 2012. The Company incurred placement fees in the amount of $0.8 million in connection with the financing which will be amortized over 30 years.

Reinsurance

We purchase excess of loss workers’ compensation reinsurance to protect us from the impact of large losses. Under this reinsurance program, we pay our reinsurers a percentage of our net or gross earned insurance premiums, subject to certain minimum reinsurance premium requirements. Our reinsurance program for 2007 includes multiple reinsurers in five layers of reinsurance that provide us with coverage in excess of a certain specified amount per loss occurrence, or retention level. Our reinsurance program for 2007 provides coverage for claims in excess of $1.0 million per occurrence with coverage up to $130.0 million per occurrence, subject to certain exclusions and restrictions, including a $1.25 million aggregate deductible applicable to the first layer of this reinsurance coverage. Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.

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

Investment Portfolio

As of March 31, 2007 and December 31, 2006, our investment portfolio, including cash and cash equivalents, had a carrying value of $835.3 million and $771.9 million, respectively (excluding $28.1 million and $13.9 million of other investments, respectively), an increase of 8.2% from December 31, 2006. Our fixed maturities are primarily classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our fixed maturity securities as of this date had a fair value of $456.3 million and an amortized cost of $456.5 million. Our equity securities and a portion of our fixed maturity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities carried at fair value were $74.1 million with a cost of $77.2 million as of March 31, 2007. Our investment portfolio is summarized in the table below by type of investment:

	March 31, 2007		December 31, 2006
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio

Cash and cash equivalents	$150,942	18.1%	$59,916	7.8%
Time and short-term deposits	151,393	18.1	196,140	25.4
U.S. treasury securities	11,919	1.4	22,799	3.0
U.S. government agencies	303,635	36.3	288,325	37.4
Mortgage backed securities	60,448	7.2	55,427	7.2
Corporate bonds	82,866	9.9	79,378	10.3
Common stock	73,692	8.8	69,510	9.0
Preferred stocks	443	0.1	439	0.1
	$835,338	100.0%	$771,934	100.0%

As of March 31, 2007, the weighted average duration of our fixed income securities was 4.9 years.

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company considers investments to be impaired when an asset is in an unrealized loss position in excess of 20%. As of March 31, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than temporary declines in the fair value of investments. Of the $15.3 million of gross unrealized losses related to equity securities, $12.7 million of the losses related to twelve positions held meeting these criteria. Of these twelve positions, three positions (representing an unrealized loss of $4.5 million) are companies in the media sector, two positions (representing an unrealized loss of $1.6 million) are pharmaceutical companies, three positions (representing an unrealized loss of $2.9 million are in high tech) and four positions (representing an unrealized loss of $3.7 million were in other categories). The duration of the impairment ranges from four to 19 months and correlates to the changes in the market for the products of the Companies that are involved. The Company evaluated the near-term prospects of the securities in relation to the severity and duration of the impairment and has determined that the probability of the recovery is reasonable. Additionally, the Company holds 37 securities in a loss position of approximately $2.6 million which are considered not individually significant. Based on our evaluation and the Company’s ability and intent to hold these investments for a reasonable time sufficient for a forecast recovery of fair value, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2007.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “—Reinsurance.”

Interest Rate Risk. We had fixed maturity securities (excluding $151.4 million of time and short-term deposits) with a fair value of $456.3 million and a carrying value of $456.5 million as of March 31, 2007 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2007 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of March 31, 2007.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$417,616	$(38,641)	$—	$(3,862)	(1.1)%
100 basis point increase	436,813	(19,444)	—	(1,961)	(0.5)
No change	456,257	—	458,868	—	—
100 basis point decrease	463,583	7,326	—	1,966	0.5
200 basis point decrease	469,433	13,176	—	3,885	1.1

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $1.0 million after tax realized currency loss based on our outstanding foreign denominated reserves of $0.6 million at March 31, 2007.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2007, the equity securities in our investment portfolio had a fair value of $74.1 million, representing approximately nine percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2007. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ in thousands)
5% increase	$77,842	$3,707		$3,707	1.0%
No change	74,135		$74,135
5% decrease	70,428	-3,707		-3,707	-1.0%

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

Item 4T. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2007.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2007.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2007.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)
/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

Date: May 15, 2007	/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer