Form 10-Q
period 2007-06-30
Amtrust Financial Services, Inc.
filed 2007-08-14
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 10, 2007, the Registrant had one class of Common Stock ($.01 par value), of which 59,959,000 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Assets	June 30, 2007	December 31, 2006
Investments:	(Unaudited)
Fixed maturities, held-to-maturity, at amortized cost (fair value $365,172; $363,690)	$363,404	$366,551
Fixed maturities, available-for-sale, at market value (amortized cost $317,888; $91,368)	318,583	93,168
Equity securities, available-for-sale, at market value (cost $112,257; $90,637)	119,706	94,482
Short-term investments	95,513	196,140
Other investments	25,021	13,936
Total investments	922,227	764,277
Cash and cash equivalents	130,005	59,916
Assets under management	25,495	23,494
Accrued interest and dividends	11,788	6,138
Premiums receivable, net	239,257	147,779
Note receivable - related party	20,336	-
Reinsurance recoverable	52,273	44,127
Funds held with reinsured companies	426	266
Prepaid reinsurance premiums	97,604	72,439
Federal tax receivable	2,532	-
Prepaid expenses and other assets	14,932	12,129
Deferred policy acquisition costs	73,175	43,064
Deferred tax asset	12,074	9,542
Property and equipment, net	11,450	11,175
Goodwill	5,841	2,163
Intangible assets	34,535	27,206
	$1,653,950	$1,223,715
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss expense reserves	$385,961	$295,805
Unearned premiums	451,995	323,155
Ceded reinsurance premiums payable	44,260	23,028
Reinsurance payable on paid losses	2,256	2,004
Federal income tax payable	-	1,477
Funds held under reinsurance treaties	9,853	9,948
Securities sold but not yet purchased, at market	36,502	38,323
Securities sold under agreements to repurchase, at contract value	86,075	-
Accrued expenses and other current liabilities	106,607	80,712
Other liabilities	2,045	2,814
Junior subordinated debt	123,714	82,476
Total liabilities	1,249,268	859,742
Commitments and contingencies
Minority Interest	25,495	23,494
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 59,959,000 issued and outstanding in 2007 and 2006	600	600
Additional paid-in capital	239,723	238,938
Accumulated other comprehensive income	1,446	3,705
Retained earnings	137,418	97,236
Total stockholders’ equity	379,187	340,479
	$1,653,950	$1,223,715

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Premium income:
Net premium written	$163,522	$97,991	$324,141	$208,744
Change in unearned premium	(33,102)	(25,556)	(75,029)	(66,499)
Net earned premium	130,420	72,435	249,112	142,245
Commission and fee income	4,292	4,229	8,782	6,115
Net investment income	13,234	6,086	24,625	11,421
Net realized gain on investments	4,962	4,515	11,022	6,091
Other investment income on managed assets	2,191	-	1,901	-
Total revenues	155,099	87,265	295,442	165,872
Expenses:
Loss and loss adjustment expense	84,999	46,884	159,556	90,658
Policy acquisition expenses	17,447	8,149	32,030	16,472
Salaries and benefits	9,921	6,614	18,933	11,732
Other insurance general and administrative expense	5,004	6,256	12,578	13,039
Other underwriting expenses	3,427	4,850	6,540	5,826
Total expenses	120,798	72,753	229,637	137,727
Operating income from continuing operations	34,301	14,512	65,805	28,145
Other income (expenses):
Foreign currency gain (loss)	629	(113)	119	(15)
Loss from equity investment	(215)	-	(215)	-
Interest expense	(2,531)	(1,030)	(4,335)	(2,243)
Total other expenses	(2,117)	(1,143)	(4,431)	(2,258)
Income from continuing operations before provision for income taxes and minority interest	32,184	13,369	61,374	25,887
Provision for income taxes	8,597	3,816	16,599	7,075
Minority interest in net income of subsidiary	2,191	-	1,901	-
Income from continuing operations	$21,396	$9,553	$42,874	$18,812
Discontinued operations:
Gain from discontinued operations	-	250	-	250
Income from discontinued operations	-	250	-	250
Net income	21,396	9,803	42,874	19,062

Basic earnings per common share
Income from continuing operations	$0.36	$0.16	$0.72	$0.36
Income from discontinued operations	-	-	-	-
Net income	$0.36	$0.16	$0.72	$0.36
Diluted earnings per common share
Income from continuing operations	$0.35	$0.16	$0.71	$0.36
Income from discontinued operations	-	-	-	-
Net income	$0.35	$0.16	$0.71	$0.36
Dividends declared per common share	$0.025	-	$0.045	-

See accompanying notes unaudited to condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2007	2006
Net income from continuing operations	$42,874	$19,062
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,986	1,379
Realized gain on marketable securities	(11,022)	(6,091)
Bad debt expense	569	1,192
Foreign currency (gain) loss	(119)	15
Non-cash stock compensation expense	785	251
Income from discontinued operations	-	(250)
Changes in assets - (increase) decrease:
Premiums receivable	(72,087)	(46,121)
Reinsurance recoverable	(8,076)	(5,863)
Deferred policy acquisition costs, net	(20,969)	(15,227)
Prepaid reinsurance premiums	(20,811)	(10,253)
Prepaid expenses and other assets	(8,541)	(6,765)
Deferred tax asset	(2,532)	(2,327)
Receivable from discontinued operations	-	1,729
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	21,116	(221)
Accrued expenses and other current liabilities	15,710	12,134
Loss and loss expense reserve	80,146	44,530
Unearned premiums	97,428	79,254
Funds held under reinsurance treaties	(95)	7,458
Net cash provided in operating activities	116,362	73,886
Cash flows from investing activities:
Net (purchases) of securities with fixed maturities	(112,475)	(180,469)
Net (purchases) of equity securities	(12,858)	(27,581)
Net (purchases) of other investments	(10,401)	(88)
Note receivable - related party	(18,000)	-
Acquisition of a subsidiary, net of cash obtained	(11,436)	-
Acquisition of renewal rights and goodwill	(1,055)	(8,022)
Purchase of property and equipment	(646)	(2,491)
Net cash used in investing activities	(166,871)	(218,651)
Cash flows from financing activities:
Issuance of junior subordinated debentures	40,000	-
Reverse repurchase agreements	86,075	-
Issuance of common stock	-	256
Additional paid-in-capital	-	166,023
Repayment of mortgage note - discontinued operations	-	(25,000)
Foreign currency translation	(2,259)	-
Debt financing fees	(820)	-
Dividends distributed on common stock	(2,398)	-
Net cash provided by financing activities	120,598	141,279
Net increase in cash and cash equivalents	70,089	(3,486)
Cash and cash equivalents, beginning of the period	59,916	115,847
Cash and cash equivalents, end of the period	$130,005	$112,361
Supplemental Cash Flow Information
Income tax payments	$22,790	$16,111
Interest payments on debt	4,179	2,260

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share data)

1.    Basis of Reporting

AmTrust Financial Services, Inc. (the “Company”) is an insurance holding company formed under the laws of Delaware. The accompanying condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not contain all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 16, 2007. In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation of the condensed consolidated financial statements, consisting only of normal recurring adjustments. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited annual consolidated financial statements.

All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

2.    Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in the mortgage-backed securities related to the ability to prepay. The FASB is currently reviewing the removal of such exception. SFAS No. 155 was effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of the statement did not have a material impact on the Company’s results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements (See Note 10, Income Taxes).

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

  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which provides reporting entities the ability to choose to report many financial instruments and certain other items at fair value with changes in fair value included in current earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined. The Company will adopt the standard in fiscal 2008.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. In May 2007, the FASB issued FSP FIN No. 46-R-7, “Application of FIN 46-R to Investment Companies,” which amends FIN No. 46-R to make permanent the temporary deferral of the application of FIN No. 46-R to entities within the scope of the revised Guide under SOP No. 07-1. FSP FIN No. 46-R-7 is effective upon adoption of SOP No. 07-1. The Company is evaluating the impact of adopting SOP No. 07-1 and FSP FIN No. 46-R-7 on our financial condition, results of operations and cash flows.

3.  Investments

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of June 30, 2007, are presented in the table below:

 (a) Available-for-Sale Securities

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$750	$118	$-	$868
Common stock	111,507	15,692	(8,361)	118,838
Fixed maturities	317,888	5,274	(4,579)	318,583
	$430,145	$21,084	$(12,940)	$438,289

  (b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of held to maturity securities as of June 30, 2007 are presented in the table below:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Obligations of U.S. Treasury, Government Corporations and agencies	$308,778	$4,993	$(2,820)	$310,951
Mortgage-backed securities	54,626	833	(1,238)	54,221
	$363,404	$5,826	$(4,058)	$365,172

(c) Investment Income

Net investment income for the three and six months ended June 30, 2007 and 2006 were derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fixed maturities	$8,236	$3,293	$16,166	$6,325
Equity securities	952	826	1,440	926
Cash and cash equivalents	3,691	2,052	6,175	4,255
Note receivable - related party	505	-	1,258	-
	13,384	6,171	25,039	11,506
Less: Investment expenses	150	85	414	85
	$13,234	$6,086	$24,625	$11,421

(d) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities result in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of June 30, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for Other-Than-Temporary declines in the fair value of investments. We determined that we did not hold any investments that would have been considered other than temporarily impaired

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of June 30, 2007:

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Available-for-sale securities:
Common stock	$30,236	$(4,141)	$6,676	$(4,220)	$36,912	$(8,361)
Fixed maturities	155,232	(4,112)	17,320	(467)	172,552	(4,579)
Total temporarily impaired securities available-for-sale securities	$185,468	$(8,253)	$23,996	$(4,687)	$209,464	$(12,940)

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government corporations and agencies	$122,906	$(1,719)	$152,653	$(1,101)	$275,559	$(2,820)
Mortgage-backed securities	40,645	(786)	13,980	(452)	54,625	(1,238)
Total temporarily impaired — held-to-maturity securities	$163,551	$(2,505)	$166,633	$(1,553)	$330,184	$(4,058)

During the second quarter of 2007, the Company entered into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. As of June 30, 2007 there were $86,075 principal amount outstanding at interest rates between 5.25% and 5.30%. Interest expense associated with these repurchase agreements through June 30, 2007 was $281 of which $257 was accrued as of June 30, 2007. The Company has $87,075 of collateral pledged in support of these agreements.

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of June 30, 2007 and was $9,413 for corporate bonds and $27,089 for equity securities. However, these transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at June 30, 2007. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

4.   Assets Under Management

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities and securities sold short, at market, are presented in the table below as of June 30, 2007:

(a) Trading Securities

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock - long	$23,067	$2,165	$(1,301)	$23,931
Common stock - short	(3,385)	154	(301)	(3,532)
Total	$19,682	$2,319	$(1,602)	$20,399

Included in assets under management were cash and cash equivalents of $5,062. Proceeds from the sale of investments in trading securities during the three and six months ended June 30, 2007 were approximately $8,869 and $13,223, respectively. Purchases of investments during the three and six months ended June 30, 2007 were approximately $10,562 and $23,593, respectively.

(b) Investment Income

Net investment income for the three months ended June 30, 2007 was derived from the following sources:

	Investment income	Net realized gain (loss)	Net unrealized gain (loss)	Total
Equity securities	$31	$559	$1,599	$2,189
Cash and cash equivalents	57	-	-	57
	88	559	1,599	2,246
Less: Investment expenses	(55)	-	-	(55)
	$33	$559	$1,599	$2,191

Net investment income for the six months ended June 30, 2007 was derived from the following sources:

	Investment income	Net realized gain (loss)	Net unrealized gain (loss)	Total
Equity securities	$105	$1,124	$588	$1,817
Cash and cash equivalents	193	-	-	193
	298	1,124	588	2,010
Less: Investment expenses	(109)	-	-	(109)
	$189	$1,124	$588	$1,901

5.   Junior Subordinated Debt

The Company established four special purpose trusts between 2005 and 2007 for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of June 30, 2007 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of June 30, 2007:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275%	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary.

6. Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 30, 2007 with JP Morgan Chase Bank, N.A. in the aggregate amount of $50,000. The line will be used for general corporate purposes as required, as well as collateral for letters of credit. The agreement matures on June 30, 2008.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points.  As of June 30, 2007 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at June 30, 2007 for $8.3 million that reduced the availability on the line of credit to $41.7 million as of June 30, 2007.

7.   Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$21,396	$9,553	$42,874	$18,812
Income from discontinued operations	-	250	-	250
Net income available to common shareholders	$21,396	$9,803	$42,874	$19,062

Weighted average number of common shares outstanding - basic	59,959	59,943	59,959	52,289
Potentially dilutive shares:
Dilutive shares from stock-based compensation	576	-	338	-
Weighted average number of common shares outstanding - dilutive	60,535	59,943	60,297	52,289

Basic earnings per common share:
Income from continuing operations	$0.36	$0.16	$0.72	$0.36
Income from discontinued operations	-	-	-	-
Net income available to common shareholders	$0.36	$0.16	$0.72	$0.36

Diluted earnings per common share:
Income from continuing operations	$0.35	$0.16	$0.71	$0.36
Income from discontinued operations	-	-	-	-
Net income available to common shareholders	$0.35	$0.16	$0.71	$0.36

As of June 30, 2007, there were less than 100 anti-dilutive securities excluded from diluted earnings per share.

8.   Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2006, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the six months ended June 30, 2006 and 2007:

	Number of Shares	Amount Per Share
Outstanding, December 31, 2005	-
Granted	1,175	$7.00
Outstanding, June 30, 2006	1,175	$7.00

Outstanding, December 31, 2006	2,390	$7.00-7.50
Granted	160	10.56-10.77
Exercised	-	-
Cancelled	(34)	7.50
Outstanding, June 30, 2007	2,516	$7.00-10.77

The weighted average grant date fair value of options granted during the first six months of 2007 was $10.72. As of June 30, 2007, there were approximately $4.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.   Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$21,396	$9,803	$42,874	$19,062
Unrealized holding gain	(1,489)	(6,057)	(5,320)	(1,371)
Reclassification adjustment	1,826	629	4,494	757
Foreign currency translation	(1,943)	3,056	(1,433)	3,541
Comprehensive income	$19,790	$7,431	$40,615	21,989

10.   Income Taxes

Income tax expense for the three and six months ended June 30, 2007 was $8.6 million and $16.6 million, respectively, compared to $3.8 million and $7.1 million for the three and six months ended June 30, 2006. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations before provision for income taxes and minority interest	$32,184	$13,369	$61,374	$25,887
Less: minority interest	2,191	-	1,901	-
Income from continuing operations after minority interest before provision for income taxes	$29,993	$13,369	$59,473	$25,887

Income taxes at statutory rates	$10,498	$5,013	$20,816	$9,192
Effect of income not subject to US taxation	(1,501)	(1,197)	(2,990)	(2,117)
Other, net	(400)	-	(1,227)	-
Provision for income taxes as shown on the consolidated statements of earnings	$8,597	$3,816	$16,599	$7,075
GAAP effective tax rate	28.7%	28.5%	27.9%	27.3%

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

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At June 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland.

11.   Other Investments

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation ("Warrantech") in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20,000 secured note due January 30, 2012 (note receivable - related party). Interest on the note is accrued monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech's consumer product programs and on certain nationwide warranty programs, which produced premiums of approximately $11 million during the first half of 2007. As the Company does not exhibit control over Warrantech, the Company accounts for this investment under the equity method. The Company recorded investment loss of approximately $0.2 million from its equity investment for the three and six months ended June 30, 2007. As of June 30, 2007 the carrying value of the note receivable was $20,336 (note receivable - related party).

12.   Acquisitions

 In April, 2007 the Company, through a subsidiary, acquired all the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition should enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. The results of operations have been included since the acquisition date. The Company recorded a preliminary purchase price of approximately $15.3 million, which included cash of $14.8 million and approximately $0.5 million of direct acquisition costs. The initial allocation of the purchase price resulted in goodwill and intangible assets of approximately $3 million and $8 million, respectively. The Company recorded intangible assets primarily for distribution networks and renewal rights which have useful lives that range between two and twenty years. The Company expects the final purchase price allocation to be completed by the end of 2007.

In June 2007, the Company entered an agreement to acquire all of the issued and outstanding stock of Associated Industries Insurance Services, Inc., a Florida-based workers' compensation managing general agency, and its wholly-owned subsidiary, Associated Industries Insurance Company, Inc., a Florida workers' compensation insurer, also licensed in Alabama, Georgia and Mississippi (collectively, "Associated") for approximately $41.2 million. Consummation of the transaction is subject to regulatory approval and is expected to be completed in the third quarter of 2007. In 2004, the Company had previously acquired renewal rights to certain business from Associated and entered into a Production and Administration Agreement pursuant to which Associated produces business for AmTrust in the State of Florida. In 2006, Associated produced approximately $130 million in gross written premium, $58 million of which was written by AmTrust's wholly-owned subsidiary, Technology Insurance Company, Inc.

13.   Contingent Liabilities

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

14.   Related Party Transaction

On July 3, 2007, the Company entered into a master agreement with Maiden Holdings, Ltd. by which the Company agreed to cause its insurance company subsidiaries to enter into a multi-year quota share reinsurance agreement with Maiden Insurance Company, Ltd. ("MICL"), by which the insurance company subidiaries, effective July 1, 2007, would cede to MICL 40% of their premium and losses and transfer to MICL 40% of their unearned premium reserve. The insurnace company subsidiaries expect to be paid a ceding commission by MICL under the quota share agreement, which, initially, is expected to be 31% of ceded written premiums and may in later years be subject to upward and downward adjustments (subject to a maximum of 32% and a minimum of 30%) depending on the loss ratio on the ceded business. The proposed reinsurance agreement is expected to have a term of three years, subject to early termination events, with extensions for additional terms of three years unless either party elects not to renew.

The Company also expects to offer MICL the opportunity to participate in the working layer of the January 1, 2008 scheduled renewal of the Company's workers' compensation excess of loss reinsurance program. The proposed reinsurance arrangements are subject to the negotiation and execution of the definitive reinsurance agreements.

AmTrust, through subsidiaries, has entered into a reinsurance brokerage agreement and an asset management agreement with the new reinsurer, under which the Company receives a brokerage commission of 1.25% of reinsured premium and an annual asset management fee of 0.35% of assets under management, repectively.

15.   Segments

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

The following tables summarize business segments as follows:

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended June 30, 2007
Gross written premium	$78,306	$69,329	$62,385	$-	$210,020
Earned premium	65,911	33,327	31,182	-	130,420
Investment income and other revenues	7,750	2,931	7,515	2,191	20,387
Fee revenue	2,398	1,794	-	100	4,292
Operating income from continuing operations	14,090	6,650	11,270	2,291	34,301
Interest expense	1,085	784	662	-	2,531
Income taxes	3,662	2,058	2,848	29	8,597
Income from continuing operations	9,165	4,538	7,622	71	21,396

Three months ended June 30, 2006
Gross written premium	$59,241	$24,756	$29,735	$-	$113,732
Earned premium	49,934	9,280	13,219	2	72,435
Investment income and other revenues	7,400	2,288	738	175	10,601
Fee revenue	1,707	2,522	-	-	4,229
Operating income from continuing operations	10,605	2,764	968	175	14,512
Interest expense	539	223	268	-	1,030
Income taxes	2,862	705	192	57	3,816
Income from continuing operations	7,188	1,738	509	118	9,553

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Six months ended June 30, 2007
Gross written premium	$168,102	$117,271	$114,320	$-	$399,693
Earned premium	131,120	58,027	59,965	-	249,112
Investment income and other revenues	17,804	7,016	10,827	1,901	37,548
Fee revenue	5,040	3,495	-	247	8,782
Operating income from continuing operations	33,349	15,200	15,108	2,148	65,805
Interest expense	2,045	1,214	1,076	-	4,335
Income taxes	8,632	3,957	3,941	69	16,599
Income from continuing operations	22,576	9,936	10,184	178	42,874

Six months ended June 30, 2006
Gross written premium	$128,470	$45,184	$63,356	$-	$237,010
Earned premium	99,479	24,597	18,169	-	142,245
Investment income and other revenues	11,832	3,658	1,182	840	17,512
Fee revenue	3,654	2,461	-	-	6,115
Operating income from continuing operations	20,082	5,808	1,415	840	28,145
Interest expense	1,231	402	610	-	2,243
Income taxes	5,150	1,476	219	230	7,075
Income from continuing operations	13,685	3,930	585	612	18,812

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
As of June 30, 2007
Fixed assets	$5,401	$3,208	$2,841	$-	$11,450
Goodwill and intangible assets	18,501	13,079	8,796	-	40,376
Total assets	812,204	384,869	431,382	25,495	1,653,950

As of June 30, 2006
Fixed assets	$5,909	$1,927	$2,928	$-	$10,764
Goodwill and intangible assets	16,369	2,500	9,934	-	28,803
Total assets	621,192	224,598	48,774	25,000	919,564

16.   Subsequent Events

On July 3, 2007, the Company entered into a master agreement with Maiden Holdings, Ltd. by which the Company agreed to cause its insurance company subsidiaries to enter into a multi-year quota share reinsurance agreement with Maiden Insurance Company, Ltd. ("MICL"), by which the insurance company subidiaries, effective July 1, 2007, would cede to MICL 40% of their premium and losses and transfer to MICL 40% of their unearned premium reserve. The insurnace company subsidiaries expect to be paid a ceding commission by MICL under the quota share agreement, which, initially, is expected to be 31% of ceded written premiums and may in later years be subject to upward and downward adjustments (subject to a maximum of 32% and a minimum of 30%) depending on the loss ratio on the ceded business. The proposed reinsurance agreement is expected to have a term of three years, subject to early termination events, with extensions for additional terms of three years unless either party elects not to renew.

The Company also expects to offer MICL the opportunity to participate in the working layer of the January 1, 2008 scheduled renewal of the Company's workers' compensation excess of loss reinsurance program. The proposed reinsurance arrangements are subject to the negotiation and execution of the definitive reinsurance agreements.

AmTrust, through subsidiaries, has entered into a reinsurance brokerage agreement and an asset management agreement with the new reinsurer, under which the Company receives a brokerage commission of 1.25% of reinsured premium and an annual asset management fee of 0.35% of assets under management, repectively.

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

The Company transacts business through six insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”) and Wesco Insurance Company (“WIC”), which are domiciled in New Hampshire, New York and Delaware, respectively, and AmTrust International Insurance Ltd. (“AII”) and AmTrust International Underwriters Limited (“AIU”) and IGI Insurance Company, Ltd. (“IGI”), which are domiciled in Bermuda, Ireland and England, respectively.

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

Net Premium Earned. Net premiums earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2007 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2006 and the other half in 2008. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 34 months, but range in duration from one month to 60 months.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 23.1% and 12.9% for the three months ended June 30, 2007 and 2006, respectively and 23.8% and 17.9% for the six months ended June 30, 2007 and 2006, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 90.0% and 93.7% for the three months ended June 30, 2007 and 2006, respectively and 89.6% and 92.7% for the six months ended June 30, 2007 and 2006. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

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

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross written premium	$210,020	$113,732	$399,693	$237,010

Net premium written	$163,522	$97,991	$324,141	$208,744
Change in unearned premium	(33,102)	(25,556)	(75,029)	(66,499)
Net earned premium	130,420	72,435	249,112	142,245
Commission and fee income	4,292	4,229	8,782	6,115
Net investment income	13,234	6,086	24,625	11,421
Net realized gains on investments	4,962	4,515	11,022	6,091
Other investment income on managed assets	2,191	-	1,901	-
Total revenue	155,099	87,265	295,442	165,872

Loss and loss adjustment expense	84,999	46,884	159,556	90,658
Policy acquisition expenses	17,447	8,149	32,030	16,472
Salaries and benefits	9,921	6,614	18,933	11,732
Other insurance general and administrative expense	5,004	6,256	12,578	13,039
Other underwriting expenses	3,427	4,850	6,540	5,826
	120,798	72,753	229,637	137,727
Operating income from continuing operations	34,301	14,512	65,805	28,145

Other income (expense):
Foreign currency gain (loss)	629	(113)	119	(15)
Loss from equity investment	(215)	-	(215)	-
Interest expense	(2,531)	(1,030)	(4,335)	(2,243)
Total other expense	(2,117)	(1,143)	(4,431)	(2,258)
Income from continuing operations before provision for income taxes and minority interest	32,184	13,369	61,374	25,887

Provision for income taxes	8,597	3,816	16,599	7,075
Minority interest in net loss of subsidiary	2,191	-	1,901	-
Net income from continuing operations	$21,396	$9,553	$42,874	$18,812
Gain from discontinued operations	-	250	-	250
Net income	$21,396	$9,803	$42,874	$19,062

Key Measures:
Net loss ratio	65.2%	64.7%	64.0%	63.7%
Net expense ratio	24.8%	29.0%	25.5%	29.0%
Net combined ratio	90.0%	93.7%	89.6%	92.7%

Consolidated Result of Operations for the Three Months Ended June 30, 2007 and 2006

    Gross Premium Written. Gross premium written increased $96.3 million or 84.7% from $113.7 million to $210.0 million for the three months ended June 30, 2006 and 2007, respectively. The increase was attributable to a $19.1 million increase in our small business workers’ compensation business, a $44.6 million increase in our specialty risk and extended warranty business and a $32.6 million increase in our specialty middle-market property and casualty business. The increase in the small business workers’ compensation segment related primarily to $8.3 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006 as well as increased policies. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States as well as the acquisition of IGI in the second quarter of 2007, which contributed $15.5 million of premiums. The increase in the specialty middle-market gross premiums written resulted, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written. Net premium written increased $65.5 million or 66.9% from $98.0 million to $163.5 million for the three months ended June 30, 2006 and 2007, respectively. The increase was the result of an increase in gross premiums written in the three month periods. The increase by segment was: small business workers’ compensation - $16.4 million; specialty risk and extended warranty - $31.3 million; and specialty middle market property and casualty - $17.8 million.

    Net Premium Earned. Net premium earned increased $58.0 million or 80.1% from $72.4 million for the three months ended June 30, 2006 to $130.4 million for the three months ended June 30, 2007. The increase resulted from increased net premiums written for the three months ended June 30, 2007, relative to net premiums written over the three months ended June 30, 2006. The increase by segment was: small business workers’ compensation - $16.0 million; specialty risk and extended warranty - $24.0 million; and specialty middle market property and casualty - $18.0 million.

 Commission and Fee Income. Commission and fee income was primarily flat as it increased $0.1 million or 1.5% from $4.2 million to $4.3 million for the three months ended June 30, 2006 and 2007, respectively.

  Net Investment Income. Net investment income increased $7.1 million or 117.4% from $6.1 million to $13.2 million for the three months ended June 30, 2006 and 2007, respectively. The increase resulted from increased invested assets. Average invested assets (excluding equity securities) was approximately $862.0 million for the three months ended June 30, 2007 compared to approximately $569.9 million for the three months ended June 30, 2006, an increase of $292.1 million or 51.2%. In addition, yields on the Company’s fixed maturities have increased over the same time period from 4.4% to 6.1%.

    Net Realized Gains on Investments. Net realized gains on investments for the three months ended June 30, 2007 were $5.0 million, compared to $4.5 million for the same period in 2006. The increase related to the increase in the average assets held in our equity portfolio during the period and the realization of gains on certain value stocks in the portfolio due to active portfolio management.

    Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $38.1 million or 81.3% from $46.9 million for the three months ended June 30, 2006 to $85.0 million for the three months ended June 30, 2007. The Company’s loss ratio for the three months ended June 30, 2007 increased to 65.2% from 64.7% for the three months ended June 30, 2006. The Company’s overall loss ratio has remained relatively consistent over the periods.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $11.4 million or 54.0% from $21.0 million for the three months ended June 30, 2006 to $32.4 million for the three months ended June 30, 2007. The expense ratio for the same periods decreased from 29.0% to 24.8%, respectively. The reduction in the expense ratio resulted from achieved growth in earned premiums while leveraging existing Company infrastructure.

Operating Income from Continuing Operations. Income from continuing operations increased $19.8 million or 136.6% from $14.5 million to $34.3 million for the three months ended June 30, 2006 and 2007, respectively. This increase is attributable to strong growth in revenue and investment income combined with a consistent loss ratio and an improvement in the net expense ratio.

Interest Expense. Interest expense for the three months ended June 30, 2007 was $2.5 million, compared to $1.0 million for the same period in 2006. The increase was primarily attributable to interest expense on $30.0 million and $40.0 million of junior subordinated debentures issued by the Company in July, 2006 and March, 2007, respectively.

    Income Tax Expense (Benefit). Income tax expense for three months ended June 30, 2007 was $8.6 million which resulted in an effective tax rate of 28.7%. Income tax expense for three months ended June 30, 2006 was $3.8 million which resulted in an effective tax rate of 28.5%.

Consolidated Result of Operations for the Six Months Ended June 30, 2007 and 2006

    Gross Premium Written. Gross premium written increased $162.7 or 68.6% from $237.0 million for the six months ended June 30, 2006 to $399.7 million for the six months ended June 30, 2007. The increase was attributable to a $39.6 million increase in our small business workers’ compensation business, a $72.1 million increase in our specialty risk and extended warranty business and a $51.0 million increase in our specialty middle-market property and casualty business. The increase in the Small Business Workers’ Compensation segment related primarily to $18.2 million of additional premiums resulting from the acquisition from Muirfield Underwriters,Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006. Additionally, premium rates and policy counts increased approximately five percent and one percent, respectively in the first six months of 2007 compared to the first six months of 2006. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed $15.5 million of premiums. The increase in the specialty middle-market gross premiums written resulted from, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written. Net premium written increased $115.4 million or 55.3% from $208.7 million to $324.1 million for the six months ended June 30, 2006 and 2007, respectively. The increase resulted from an increase of gross premiums written in the six months ended June 30, 2007. The increase by segment was: small business workers’ compensation - $38.3 million; specialty risk and extended warranty - $53.5 million; and specialty middle market property and casualty - $23.6 million.

    Net Premium Earned. Net premium earned increased $106.9 million or 75.2% from $142.2 million for the six months ended June 30, 2006 to $249.1 million for the six months ended June 30, 2007. The increase resulted from increased net premiums written for the six months ended June 30, 2007, relative to net premiums written over the six months ended June 30, 2006. The increase by segment was: small business workers’ compensation - $31.6 million; specialty risk and extended warranty - $33.4 million; and specialty middle market property and casualty - $41.9 million.

 Commission and Fee Income. Commission and fee income increased $2.7 million or 43.6% from $6.1 million to $8.8 million for the six months ended June 30, 2006 and 2007, respectively. The increase resulted from the awarding of a contract to the Company, effective January 1, 2007 to administer a portion of the Virginia Workers’ Compensation Insurance Plan and fees for warranty administration from specialty risk and extended warranty customers for which a subsidiary of the Company acts as warranty administrator.

  Net Investment Income. Net investment income increased $13.2 million or 115.6% from $11.4 million to $24.6 million for the six months ended June 30, 2006 and 2007, respectively. The increase resulted from an increase of average invested assets. Average invested assets (excluding equity securities) were approximately $821.6 million for the six months ended June 30, 2007 compared to approximately $479.8 million for the six months ended June 30, 2006, an increase of $341.8 million or 71.3%. In addition, yields on the Company’s fixed maturities have increased over the same time period from 4.8% to 6.0%.

    Net Realized Gains on Investments. Net realized gains on investments for the six months ended June 30, 2007 were $11.0 million, compared to $6.1 million for the same period in 2006. The increase relates to the increase in the average assets held in our equity portfolio during the period and the realization of gains on certain value stocks in the portfolio due to active portfolio management.

    Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $68.9 million or 76.0% from $90.7 million for the six months ended June 30, 2006 to $159.6 million for the six months ended June 30, 2007. The Company’s loss ratio for the six months ended June 30, 2007 increased to 64.0% from 63.7% for the six months ended June 30, 2006. The Company’s overall loss ratio has remained relatively consistent over the periods.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $22.3 million or 54.1% from $41.2 million for the six months ended June 30, 2006 to $63.5 million for the six months ended June 30, 2007. The expense ratio for the same periods decreased from 29.0% to 25.5%, respectively. The reduction in the expense ratio resulted from achieved growth in earned premiums while leveraging existing Company infrastructure.

Operating Income from Continuing Operations. Income from continuing operations increased to $65.8 million for the six months ended June 30, 2007, from $28.1 million for the six months ended June 30, 2006, an increase of $37.7 million or 133.8%. This increase is attributable to strong growth in revenue combined with a consistent loss ratio and an improvement in the net expense ratio.

Interest Expense. Interest expense for the six months ended June 30, 2007 was $4.3 million, compared to $2.2 million for the same period in 2006. The increase was primarily attributable to interest expense on $30.0 million and $40.0 million of junior subordinated debentures issued by the Company in July, 2006 and March, 2007, respectively.

Income Tax Expense (Benefit). Income tax expense for six months ended June 30, 2007 was $16.6 million resulting in an effective tax rate of 27.9%. Income tax expense for six months ended June 30, 2006 was $7.1 million which resulting in an effective tax rate of 27.3%.

Small Business Workers’ Compensation Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross premium written	$78,306	$59,241	$168,102	$128,470

Net premium written	67,462	51,097	152,926	114,596
Change in unearned premium	(1,551)	(1,163)	(21,806)	(15,117)
Net premium earned	65,911	49,934	131,120	99,479

Loss and loss adjustment expense	41,557	29,295	80,381	59,301
Policy acquisition expenses	9,444	6,139	18,684	13,928
Salaries and benefits	5,384	4,777	10,232	8,205
Other insurance general and administrative expense	2,638	5,000	6,908	9,119
	59,023	45,211	116,205	90,553
Net premiums earned less expenses included in combined ratio	$6,888	$4,723	$14,915	$8,926

Key Measures:
Net loss ratio	63.0%	58.7%	61.3%	59.6%
Net expense ratio	26.5%	31.9%	27.3%	31.4%
Net combined ratio	89.5%	90.5%	88.6%	91.0%

Small Business Workers’ Compensation Segment Results of Operations for the Three Months Ended June 30, 2007 and 2006

  Gross Premium Written. Gross premium written increased $19.1 or 32.2% from $59.2 million for the three months ended June 30, 2006 to $78.3 million for the three months ended June 30, 2007. The increase in the Small Business Workers’ Compensation segment related primarily to $8.3 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006. Additionally, in 2007 premium rates and policies issued increased approximately two and one percent, respectively.

 Net Premium Written. Net premium written increased $16.4 million or 32.0% from $51.1 million to $67.5 million for the three months ended June 30, 2006 and 2007, respectively. The increase was the result of an increase in gross premiums written in 2007.

 Net Premium Earned. Net premium earned increased $16.0 million or 32.0% from $49.9 million for the three months ended June 30, 2006 to $65.9 million for the three months ended June 30, 2007. The increase was the result of the increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $12.3 million or 41.9% from $29.3 million for the three months ended June 30, 2006 to $41.6 million for the three months ended June 30, 2007. The Company’s loss ratio for the segment for the three months ended June 30, 2007 increased to 63.0% from 58.7% for the three months ended June 30, 2006. The loss ratio increased approximately 1.0% percent as a result of higher assumed losses from NCCI involuntary workers’ compensation reinsurance pools and approximately 1.4% because of a decline in the earned but unbilled premium as calculated at the end of the second quarter. The decrease in earned but unbilled premium results from refinements in the Company’s systems for billing premium, which has enabled the Company to reduce the amount of earned premium that is unbilled at the expiration of a policy. The remaining increase resulted from revised actuarially projected ultimate losses based on the Company’s experience.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $1.6 million or 9.7% from $15.9 million for the three months ended June 30, 2006 to $17.5 million for the three months ended June 30, 2007. The expense ratio decreased from 31.9% for the three months ended June 30, 2006 to 26.5% for the three months ended June 30, 2007. The reduction in the expense ratio resulted from achieved growth in earned premiums while leveraging existing Company infrastructure.

  Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $2.2 million or 45.8% from $4.7 million for the three months ended June 30, 2006 to $6.9 million for the three months ended June 30, 2006. This increase is attributable to strong growth in revenue combined with improvements in the expense ratio.

Small Business Workers’ Compensation Segment Results of Operations for the Six Months Ended June 30, 2007 and 2006

  Gross PremiumWritten. Gross premium written increased $39.6 million or 30.8% from $128.5 million for the six months ended June 30, 2006 to $168.1 million for the six months ended June 30, 2007. The increase in the Small Business Workers’ Compensation segment related primarily from $18.2 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006. Additionally, premium rates and policy counts increased approximately five and one percent, respectively, in the first six months of 2007 compared to the first six months of 2006.

 Net Premium Written. Net premium written increased $38.3 million or 33.4% from $114.6 million to $152.9 million for the six months ended June 30, 2006 and 2007, respectively. The increase resulted from an increase in gross premiums written in 2007.

 Net Premium Earned. Net premium earned increased $31.6 million or 31.8% from $99.5 million for the six months ended June 30, 2006 to $131.1 million for the six months ended June 30, 2007. The increase resulted from the increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $21.1 million or 35.5% from $59.3 million for the six months ended June 30, 2006 to $80.4 million for the six months ended June 30, 2007. The Company’s loss ratio for the segment for the six months ended June 30, 2007 increased to 61.3% from 59.6% for the six months ended June 30, 2006. Approximately 0.5% of the increase resulted from a decline in the earned but unbilled premium as calculated at the end of the second quarter. The remaining 1.2% increase resulted from revised actuarially projected ultimate losses based on the Company’s experience.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $4.5 million or 14.6% from $31.3 million for the six months ended June 30, 2006 to $35.8 million for the six months ended June 30, 2007. The expense ratio decreased from 31.4% for the six months ended June 30, 2006 to 27.3% for the six months ended June 30, 2007. The reduction in the expense ratio resulted from achieved growth in earned premiums while leveraging existing Company infrastructure.

  Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $6.0 or 67.1% from $8.9 million for the six months ended June 30, 2006 to $14.9 million for the six months ended June 30, 2006. This increase is attributable to strong growth in revenue combined with improvements in the expense ratio.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross premium written	$69,329	$24,756	$117,271	$45,184

Net premium written	52,491	21,145	90,802	37,379
Change in unearned premium	(19,164)	(11,865)	(32,775)	(12,783)
Net premium earned	33,327	9,280	58,027	24,596

Loss and loss adjustment expense	24,102	10,069	42,012	20,675
Policy acquisition expenses	2,394	-	2,394	-
Salaries and benefits	1,855	906	4,086	2,029
Other insurance general and administrative expense	605	(323)	1,980	1,659
	28,956	10,652	50,472	24,363
Net premiums earned less expenses included in combined ratio	$4,371	$(1,372)	$7,555	$233

Key Measures:
Net loss ratio	72.3%	108.5%	72.4%	84.1%
Net expense ratio	14.6%	6.3%	14.6%	15.0%
Net combined ratio	86.9%	114.8%	87.0%	99.1%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2007 and 2006

Gross PremiumWritten. Gross premium written increased $44.6 million or 180.0% from $24.8 million for the three months ended June 30, 2006 to $69.3 million for the three months ended June 30, 2007. The increase in premium resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed $15.5 million of premiums.

Net Premium Written. Net premium written increased $31.3 million or 148.2% from $21.2 million to $52.5 million for the three months ended June 30, 2006 and 2007, respectively. The increase was the result of an increase in gross premiums written in 2007. In addition, the Company has chosen not to reinsure certain new coverage plans underwritten in the United States. As a result, the Company ceded a smaller percentage of gross premiums written to its reinsurers.

Net Premium Earned. Net premiums earned increased $24.0 million or 259.1% from $9.3 million for the three months ended June 30, 2006 to $33.3 million for the three months ended June 30, 2007. The increase was the result of the increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $14.0 million or 139.1% from $10.1 million for the three months ended June 30, 2006 to $24.1 million for the three months ended June 30, 2007. The loss ratio for the segment for the three months ended June 30, 2007 decreased to 72.3% from 108.5% for the three months ended June 30, 2006. The decrease is primarily the result of the Company discontinuing a 2006 program from its European book of business.

    Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $4.3 million or 732.6% from $0.6 million for the three months ended June 30, 2006 to $4.9 million for the three months ended June 30, 2007. The expense ratio for the same periods increased from 6.3% to 14.6%, respectively. A majority of the increase, $2.4 million, was a result of the Company’s acquisition during the second quarter of IGI, which, because of the structure of its programs, incurs certain commission expenses.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $5.7 million from $(1.3) million for the three months ended June 30, 2006 to $4.4 million for the three months ended June 30, 2007. This increase is attributable to growth in revenue and an improvement in the loss ratio partially offset by the increase in the expense ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2007 and 2006

Gross Premium Written. Gross premium written increased $72.1 million or 159.5% from $45.2 million for the six months ended June 30, 2006 to $117.3 million for the six months ended June 30, 2007. The increase in premium resulted, primarily, from the underwriting of new coverage plans in the United States as well as the acquisition of IGI in the second quarter of 2007, which contributed $15.5 million of premiums.

Net Premium Written. Net premium written increased $53.4 million or 142.9% from $37.4 million to $90.8 million for the six months ended June 30, 2006 and 2007, respectively. The increase resulted from an increase in gross premiums written in 2007. In addition, the Company has chosen not to reinsure certain new coverage plans underwritten in the United States. As a result, the Company ceded a smaller percentage of gross premiums written to its reinsurers.

Net Premiums Earned. Net premium earned increased $33.4 million or 135.9% from $24.6 million for the six months ended June 30, 2006 to $58.0 million for the six months ended June 30, 2007. This increase was the result of the increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $21.3 million or 103.2% from $20.7 million for the six months ended June 30, 2006 to $42.0 million for the six months ended June 30, 2007. The loss ratio for the segment for the six months ended June 30, 2007 decreased to 72.4% from 84.1% for the six months ended June 30, 2006. The decrease is primarily the result of the Company discontinuing a 2006 program from its European book of business.

    Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $4.8 million or 129.4% from $3.7 million for the six months ended June 30, 2006 to $8.5 million for the six months ended June 30, 2007. The expense ratio for the same periods decreased from 15.0% to 14.6%, respectively. The reduction in the expense ratio resulted from growth in earned premiums without a proportionate growth in related expenses. In addition, certain corporate expenses are allocated to each business segment based on the relative premium of that segment. As such, the corporate overhead allocated to specialty risk and extended warranty decreased as premiums in the other segments increased.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $7.3 million from $0.2 million for the six months ended June 30, 2006 to $7.5 million for the six months ended June 30, 2007. This increase is attributable to growth in revenue and an improvement in the loss ratio and expense ratio.

Specialty Middle Market Property and Casualty Segment Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross premium written	$62,385	$29,735	$114,320	$63,356

Net premium written	43,570	25,748	80,413	56,769
Change in unearned premium	(12,388)	(12,529)	(20,448)	(38,600)
Net premiums earned	31,182	13,219	59,965	18,169

Loss and loss adjustment expense	19,340	7,520	37,163	10,682
Policy acquisition expenses	5,609	2,009	10,952	2,544
Salaries and benefits	2,682	931	4,614	1,499
Other insurance general and administrative expense	1,762	1,579	3,690	2,261
	29,393	12,039	56,419	16,986
Net premiums earned less expenses included in combined ratio	$1,789	$1,180	$3,546	$1,183

Key Measures:
Net loss ratio	62.0%	56.9%	62.0%	58.8%
Net expense ratio	32.2%	34.2%	32.1%	34.7%
Net combined ratio	94.3%	91.1%	94.1%	93.5%

Specialty Middle Market Segment Result of Operations for the Three Months Ended June 30, 2007 and 2006

Gross Premium Written. Gross premium increased $32.7 million or 109.8% from $29.7 million for the three months ended June 30, 2006 to $62.4 million for the three months ended June 30, 2007. The increase consisted of $16.1 million resulting from increases in commercial automobile, commercial general liability and workers' compensation program business. A majority of the $16.1 million increase, or $14.3 million, related to commercial automobile programs. In addition, the increase includes $8.8 million in gross premiums written which is fully reinsured by HSBC Insurance Company of Delaware pursuant to an agreement entered into in connection with the Company’s acquisition of Wesco Insurance Company in June 2006.

 Net Premiums Written. Net premium increased $17.8 million or 69.2% from $25.8 million for the three months ended June 30, 2006 to $43.6 million for the three months ended June 30, 2007. The increase was the result of the increase in gross premiums written in 2007.

 Net Premiums Earned. Net premium earned increased $18.0 million or 135.9% from $13.2 million for the three months ended June 30, 2006 to $31.2 million for the three months ended June 30, 2007. The increase resulted from an increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $11.8 million or 157.2% from $7.5 million for the three months ended June 30, 2006 compared to $19.3 million for the three months ended June 30, 2007. The loss ratio for the segment increased for the three months ended June 30, 2007 to 62.0% from 56.9% for the three months ended June 30, 2006. The increase resulted from a increase in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $5.5 million or 122.5% from $4.5 million for the three months ended June 30, 2006 to $10.0 million for the three months ended June 30, 2007. The expense ratio decreased from 34.2% for the three months ended June 30, 2006 to 32.2% for the three months ended June 30, 2007. The reduction in the expense ratio is the result of growth in earned premiums without a proportionate increase in related expenses which the Company achieved by leveraging existing personnel and infrastructure.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $1.8 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. This increase is attributable to growth in revenue and improvements in the expense ratio offset by an increase in the loss ratio.

Specialty Middle Market Segment Result of Operations for the Six Months Ended June 30, 2007 and 2006

Gross Premium Written. Gross premium increased $51.0 million or 80.4% from $63.4 million for the six months ended June 30, 2006 to $114.3 million for the six months ended June 30, 2007. The increase consisted of $36.1 million resulting from increases in commercial automobile, commercial general and other liability. A majority of the $36.1 increase, or $24.3 million, related to commercial automobile programs. In addition, the increase includes $14.9 million in gross premiums written which is fully reinsured by HSBC Insurance Company of Delaware pursuant to an agreement entered into in connection with the Company’s acquisition of Wesco Insurance Company in June 2006.

 Net Premiums Written. Net premium increased $23.6 million or 41.6% from $56.8 million to $80.4 million for the six months ended June 30, 2006 and June 30, 2007, respectively. The increase was the result of the increase in gross premiums written in 2007.

 Net Premiums Earned. Net premium earned increased $41.8 million or 230.0% from $18.2 million for the six months ended June 30, 2006 to $60.0 million for the six months ended June 30, 2007. The increase resulted from an increase in net premiums written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $26.5 million or 247.9% from $10.7 million for the six months ended June 30, 2006 compared to $37.2 million for the six months ended June 30, 2007. The loss ratio for the segment increased for the six months ended June 30, 2007 to 62.0% from 58.8% for the six months ended June 30, 2006. The increase resulted from an increase in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased $13.0 million or 205.5% from $6.3 million for the six months ended June 30, 2006 to $19.3 million for the six months ended June 30, 2007. The expense ratio decreased from 34.7% for the six months ended June 30, 2006 to 32.1% for the six months ended June 30, 2007. The reduction in the expense ratio is the result of growth in earned premiums without a proportionate increase in related expenses which the Company achieved by leveraging existing personnel and infrastructure.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $2.3 million or 199.7% from $1.2 million to $3.5 million for the six months ended June 30, 2006 and 2007, respectively. This increase is attributable to growth in revenue and improvements in the expense ratio offset by increases to the loss ratio.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $85.6 million and $52.6 million in the six months ended June 30, 2007 and 2006, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations and the issuance of junior subordinated debentures in the amount of $40 million should provide us sufficient liquidity to fund our current operations and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of these exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
	2007	2006
Cash and cash equivalents provided by (used in):
Operating activities	$116,362	$73,886
Investing activities	(166,871)	(218,651)
Financing activities	120,598	141,279
Change in cash and cash equivalents	$70,089	$(3,486)

The increase in the cash provided by operating activities from 2006 to 2007 reflects the growth in premium and associated increase in cash receipts during the period.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the six months ended June 30, 2007, the Company’s net purchases of fixed income securities totaled approximately $112 million, net purchases of equity securities totaled approximately $13 million and net purchases of other investments totaled approximately $10 million. During 2007, the Company had acquisition costs of approximately $12.5 million and additionally the Company provided approximately $18 million related to a secured note (see Note 11) in connection with the Warrantech transaction.  For the six months ended June 30, 2006, the Company’s net purchases of fixed income securities totaled approximately $180 million, net purchases of equity securities totaled approximately $28 million and acquisition costs were approximately $8 million.

 Cash provided by financing activities for the six months ended June 30, 2007 consisted primarily of cash proceeds of $86 million from entering into a reverse purchase agreement, $40 million generated by the issuance of additional junior subordinated debt in connection with the issuance of trust preferred securities offset by dividend payments of $2.4 million. Cash provided by financing activities for the six months ended June 30, 2006 consisted of approximately $166 million generated by the net proceeds of the issuance of 25.6 million shares of common stock in a private placement off-set by the repayment of short term borrowings of approximately $25 million.

Recent Transactions

In June 2007, the Company entered an agreement to acquire all of the issued and outstanding stock of Associated Industries Insurance Services, Inc., a Florida-based workers' compensation managing general agency, and its wholly-owned subsidiary, Associated Industries Insurance Company, Inc., a Florida workers' compensation insurer, also licensed in Alabama, Georgia and Mississippi (collectively, "Associated") for approximately $41.2 million. Consummation of the transaction is subject to regulatory approval and is expected to be completed in the third quarter of 2007. In 2004, the Company had previously acquired renewal rights to certain business from Associated and entered into a Production and Administration Agreement pursuant to which Associated produces business for AmTrust in the State of Florida. In 2006, Associated produced approximately $130 million in gross written premium, $58 million of which was written by AmTrust's subsidiary, Technology Insurance Company, Inc.

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 30, 2007 with JP Morgan Chase Bank, N.A. in the aggregate amount of $50 million. The line will be used for general corporate purposes as required, as well as collateral for letters of credit. The agreement matures on June 30, 2008.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points.  As of June 30, 2007 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at June 30, 2007 for $8.3 million that reduced the availability on the line of credit to $41.7 million as of June 30, 2007.

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

Since January 2003, we have maintained quota share reinsurance for our extended warranty and accidental damage insurance underwritten in the European Union and certain coverage plans underwritten in the United States. This reinsurance also covers certain other risks we underwrite in the European Union. Under these quota share reinsurance arrangements, we cede a portion (35% for the majority of the risks) of each reinsured risk to our reinsurers and recover the same percentage of ceded loss and loss adjustment expenses, subject to certain exclusions and restrictions. In return for this reinsurance protection, we pay the reinsurers their pro rata shares of the insurance premiums on the ceded business, less a ceding or overriding commission. For the most part, coverage for losses arising out of acts of terrorism is excluded from this reinsurance. The majority of our extended warranty and accidental damage insurance underwritten in the United States is not reinsured with third party reinsurers. However, a portion of these risks as well as much of the risk that we retain under our various third party reinsurance arrangements are ceded under reinsurance arrangements with AII.

On July 3, 2007, the Company entered into a master agreement with Maiden Holdings, Ltd. by which the Company agreed to cause its insurance company subsidiaries to enter into a multi-year quota share reinsurance agreement with Maiden Insurance Company, Ltd. ("MICL"), by which the insurance company subidiaries, effective July 1, 2007, would cede to MICL 40% of their premium and losses and transfer to MICL 40% of their unearned premium reserve. The insurnace company subsidiaries expect to be paid a ceding commission by MICL under the quota share agreement, which, initially, is expected to be 31% of ceded written premiums and may in later years be subject to upward and downward adjustments (subject to a maximum of 32% and a minimum of 30%) depending on the loss ratio on the ceded business. The proposed reinsurance agreement is expected to have a term of three years, subject to early termination events, with extensions for additional terms of three years unless either party elects not to renew.

The Company also expects to offer MICL the opportunity to participate in the working layer of the January 1, 2008 scheduled renewal of the Company's workers' compensation excess of loss reinsurance program. The proposed reinsurance arrangements are subject to the negotiation and execution of the definitive reinsurance agreements.

AmTrust, through subsidiaries, has entered into a reinsurance brokerage agreement and an asset management agreement with the new reinsurer, under which the Company receives a brokerage commission of 1.25% of reinsured premium and an annual asset management fee of 0.35% of assets under management, repectively.

Investment Portfolio

As of June 30, 2007 and December 31, 2006, our investment portfolio, including cash and cash equivalents, had a net carrying value of $904.6 million and $771.9 million, respectively (excluding $25.0 million and $13.9 million of other investments, respectively), an increase of 17.2% from December 31, 2006. A majority of our fixed maturities are classified as held-to-maturity, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their amortized cost, and is not impacted by changing interest rates. Our fixed maturity securities, gross, as of this date had a fair value of $683.8 million and an amortized cost of $681.3 million. Our equity securities and a portion of our fixed maturity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities, gross, carried at fair value were $119.7 million with a cost of $112.3 million as of June 30, 2007. Securities sold but not yet purchased, represent obligations of the Company to deliver the specifired security at the contracted price and thereby, create a liability to purchase the securtiy in the market at prevailing rates. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	June 30, 2007		December 31, 2006
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio

Cash and cash equivalents	$130,005	12.7%	$59,916	7.4%
Time and short-term deposits	95,513	9.3	196,140	24.2
U.S. treasury securities	13,462	1.3	22,799	2.8
U.S. government agencies	295,316	28.7	288,325	35.6
Mortgage backed securities	54,626	5.3	55,427	6.8
Corporate bonds	318,583	31.0	93,168	11.5
Common stock	118,837	11.6	94,042	11.6
Preferred stocks	868	0.1	439	0.1
Investment portfolio, gross	$1,027,210	100.0%	$810,256	100.0%
Securities sold but not yet purchased	(36,502)		(38,323)
Securities sold under agreements to repurchase	(86,075)		-
Investment portfolio, net	$904,633		$771,933

As of June 30, 2007, the weighted average duration of our fixed income securities was 5.7 years.
We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 20%. As of June 30, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of testing for other-than temporary declines in fair value. The Company had $8.4 million of gross unrealized losses related to equity securities meeting the above criteria, of which $5.4 million of the losses related to five positions. Of these five positions, one position (representing an unrealized loss of $1.2 million) is in the media sector, one position (representing an unrealized loss of $0.4 million) is a pharmaceutical company, two positions (representing an unrealized loss of $1.5 million) are in high tech and two positions (representing an unrealized loss of $2.3 million) were in other categories. The duration of the impairments range from four to 21 months and correlate to the changes in the market for the products of the companies involved. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of the recovery is reasonable. Additionally, the Company holds 43 securities in a loss position of approximately $3.0 million which are not considered individually significant. Based the Company’s ability and intent to hold these investments for a sufficient time for recovery of fair value, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, foreign currency risk and equity price risk.

Credit Risk. Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our third party reinsurers. We address the credit risk related to the issuers of our fixed maturity securities by investing primarily in fixed maturity securities that are rated “BBB-” or higher by Standard & Poor’s. We also independently monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ diversification policies that limit the credit exposure to any single issuer or business sector. The Company believes it has a conservative investment policy and that virtually all of its mortgage-backed securities are government or agency guaranteed.

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

Interest Rate Risk. We had fixed maturity securities (excluding $95.5 million of time and short-term deposits) with a fair value of $683.8 million and a carrying value of $682.0 million as of June 30, 2007 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

During the second quarter of 2007, the Company has entered into reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. As of June 30, 2007 there were $86.1 principal amount outstanding at interest rates between 5.25% and 5.30%. Interest expense associated with these reserves repurchase agreements through June 30, 2007 was $0.3 million of which $0.3 million was accrued as of June 30, 2007. The Company has $87.1 million of collateral pledged in support of these agreements.

The table below summarizes the interest rate risk associated with our fixed maturity securities including securities sold but not yet purchased and reverse repurchase agreements by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2007 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of June 30, 2007.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$621,077	$(62,678)	$—	$(33,055)	(2.8)%
100 basis point increase	605,762	(32,993)	—	(17,434)	(1.1)
No change	683,755	—	681,987	—	—
100 basis point decrease	703,445	19,690	—	15,647	0.9
200 basis point decrease	740,905	37,460	—	32,087	1.9

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and IGI. While the functional currency of AIU is the Euro and IGI is the British Pound, we write coverages that are settled in local currencies, primarily the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $1.1 million after tax realized currency loss based on our outstanding foreign denominated reserves of $33.2 million at June 30, 2007.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2007, the equity securities in our investment portfolio had a fair value of $119.7 million, representing approximately nine percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2007. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ in thousands)
5% increase	$125,691	$5,985		$5,985	1.6%
No change	119,706		$119,706
5% decrease	113,721	(5,985)		(5,985)	-1.6%

Off Balance Sheet Risk - The Company has off-balance sheet exposure or risk related to securities sold but not yet purchased.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the shareholders was held on June 14, 2007.

(b)
All of the Company's director nominees, Barry D. Zyskind, Michael Karfunkel, George Karfunkel, Donald T. DeCarlo, Abraham Gulkowitz, Isaac Neuberger and Jay J. Miller, were elected. There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.	Election of directors to serve until the 2008 Annual Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Barry D. Zyskind
Voted For	Withhold Authority
56,701,753	232,696

Michael Karfunkel
Voted For	Withhold Authority
52,943,636	3,991,086

George Karfunkel
Voted For	Withhold Authority
56,701,654	233,088

Donald T. DeCarlo
Voted For	Withhold Authority
56,657,185	277,537

Abraham Gulkowitz
Voted For	Withhold Authority
56,776,447	158,275

Isaac Neuberger
Voted For	Withhold Authority
56,762,666	172,056

Jay J. Miller
Voted For	Withhold Authority
56,776,428	158,294

2.	To approve the AmTrust Financial Services, Inc. 2007 Executive Performance Plan:

Voted For	Voted Against	Abstentions
50,225,891	490,154	0

3.	To approve the AmTrust Financial Services, Inc. 2007 Executive Performance Plan:

Voted For	Voted Against	Abstentions
50,285,954	429,291	0

4.	Ratification of the appointment of BDO Seidman, LLP as Independent Auditor for the year ended December 31, 2007:

Voted For	Voted Against	Abstentions
56,909,947	24,375	0

Item 6.  Exhibits

Exhibit Number	Description

2.1
Agreement for stock purchase by and among Associated Industries of Florida Holding Trust, The Other Stockholders of AIIS, Associated Industries Insurance Services, Inc., Associated Industries of Florida, Inc. and AmTrust Financial Services, Inc. dated as of June 25, 2007.

2.2	Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2007.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2007.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2007.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc. (Registrant)

/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

Date: August 14, 2007	/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer