Form 10-Q
period 2007-09-30
Amtrust Financial Services, Inc.
filed 2007-11-14
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 8, 2007, the Registrant had one class of Common Stock ($.01 par value), of which 59,959,000 shares were issued and outstanding.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Income	4
	— Three and nine months ended September 30, 2007 and 2006

	Condensed Consolidated Statements of Cash Flows	5
	— Nine months ended September 30, 2007 and 2006

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4T.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1a.	Risk Factors	34

Item 6.	Exhibits	35

	Signatures	36

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $361,414; $363,690)	$362,890	$366,551
Fixed maturities, available-for-sale, at market value (amortized cost $454,527; $91,368)	445,512	93,168
Equity securities, available-for-sale, at market value (cost $106,020; $90,637)	94,019	94,482
Short-term investments	98,041	196,140
Other investments	24,179	13,936
Total investments	1,024,641	764,277
Cash and cash equivalents	190,732	59,916
Assets under management	22,377	23,494
Accrued interest and dividends	12,310	6,138
Premiums receivable, net	264,343	147,779
Note receivable - related party	20,540	-
Reinsurance recoverable	254,423	44,127
Funds held with reinsured companies	1,348	266
Prepaid reinsurance premiums	229,696	72,439
Prepaid expenses and other assets	29,826	12,129
Deferred policy acquisition costs	59,410	43,064
Deferred tax asset	31,716	9,542
Property and equipment, net	12,674	11,175
Goodwill	10,211	2,163
Intangible assets	43,740	27,206
	$2,207,987	$1,223,715
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss expense reserves	$742,033	$295,805
Unearned premiums	496,939	323,155
Ceded reinsurance premiums payable	166,185	23,028
Reinsurance payable on paid losses	2,211	2,004
Federal income tax payable	2,759	1,477
Funds held under reinsurance treaties	14,757	9,948
Securities sold but not yet purchased, at market	37,570	38,323
Securities sold under agreements to repurchase, at contract value	92,571	-
Accrued expenses and other current liabilities	121,082	80,712
Other liabilities	2,507	2,814
Junior subordinated debt	123,714	82,476
Total liabilities	1,802,328	859,742
Commitments and contingencies	-	-
Minority Interest	22,377	23,494
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 59,959,000 issued and outstanding in 2007 and 2006	600	600
Additional paid-in capital	240,175	238,938
Accumulated other comprehensive income	(17,842)	3,705
Retained earnings	160,349	97,236
Total stockholders’ equity	383,282	340,479
	$2,207,987	$1,223,715

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Premium income:
Net premium written	$(30,717)	$105,599	$293,424	$314,343
Change in unearned premium	112,505	(22,073)	37,476	(88,572)
Net earned premium	81,788	83,526	330,900	225,771
Ceding commission – related party	40,054	-	40,054	-
Commission and fee income	7,906	2,879	16,688	8,935
Net investment income	13,916	7,539	38,326	18,960
Net realized gain (loss) on investments	(2,074)	4,044	8,948	10,135
Other investment loss on managed assets	(4,118)	-	(2,217)	-
Total revenues	137,472	97,988	432,699	263,801
Expenses:
Loss and loss adjustment expense	52,141	55,350	211,697	146,008
Policy acquisition expenses	27,619	10,635	59,649	27,107
Salaries and benefits	12,913	8,014	31,846	19,746
Other insurance general and administrative expense	8,292	2,550	20,870	15,588
Other underwriting expenses	3,512	3,106	10,052	8,873
Total expenses	104,477	79,655	334,114	217,322
Operating income from continuing operations	32,995	18,333	98,585	46,479
Other income (expenses):
Foreign currency gain (loss)	(44)	473	75	457
Interest expense	(2,650)	(1,410)	(6,985)	(3,653)
Total other expenses	(2,694)	(937)	(6,910)	(3,196)
Income from continuing operations before provision for income taxes and minority interest	30,301	17,396	91,675	43,283
Provision for income taxes	9,985	4,983	26,584	12,058
Minority interest in net loss of subsidiary	(4,118)	-	(2,217)	-
Income from continuing operations	$24,434	$12,413	$67,308	$31,225
Discontinued operations:
Gain from discontinued operations	-	-	-	250
Income from discontinued operations	-	-	-	250
Net income	24,434	12,413	67,308	31,475

Basic earnings per common share
Income from continuing operations	$0.41	$0.21	$1.12	$0.57
Income from discontinued operations	-	-	-	-
Net income	$0.41	$0.21	$1.12	$0.57
Diluted earnings per common share
Income from continuing operations	$0.40	$0.21	$1.11	$0.57
Income from discontinued operations	-	-	-	-
Net income	$0.40	$0.21	$1.11	$0.57
Dividends declared per common share	$0.025	$0.02	$0.07	$0.02

See accompanying notes unaudited to condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$67,308	$31,225
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,484	3,068
Realized gain on marketable securities	(12,301)	(10,135)
Bad debt expense	817	1,778
Foreign currency (gain) loss	(75)	-
Non-cash stock compensation expense	1,237	475
Non-cash write-down of marketable securities	3,353	-
Income from discontinued operations	-	250
Changes in assets - (increase) decrease:
Premiums receivable	(67,627)	(53,777)
Reinsurance recoverable	(41,746)	(17,816)
Deferred policy acquisition costs, net	(2,976)	(17,305)
Prepaid reinsurance premiums	(152,179)	(56,849)
Prepaid expenses and other assets	911	(7,405)
Deferred tax asset	(22,174)	(4,149)
Receivable from discontinued operations	-	1,480
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	143,284	(1,497)
Accrued expenses and other current liabilities	19,252	16,853
Loss and loss expense reserve	127,253	82,770
Unearned premiums	115,447	148,904
Funds held under reinsurance treaties	4,809	8,654
Net cash provided in operating activities	188,077	126,524
Cash flows from investing activities:
Net (purchases) of securities with fixed maturities	(213,519)	(191,084)
Net (purchases) of equity securities	(4,815)	(38,800)
Net (purchases) sales of other investments	(8,328)	360
Net sales (purchases) of short-term investments	98,099	(120,309)
Note receivable - related party	(18,000)	-
Acquisition of a subsidiary, net of cash obtained	(35,840)	-
Acquisition of renewal rights and goodwill	(1,582)	(9,963)
Purchase of property and equipment	(797)	(2,579)
Net cash used in investing activities	(184,782)	(362,375)
Cash flows from financing activities:
Issuance of junior subordinated debentures	40,000	30,928
Reverse repurchase agreements, net	92,571	-
Issuance of common stock	-	256
Additional paid-in-capital	-	166,085
Repayment of mortgage note - discontinued operations	-	(25,000)
Foreign currency translation	(333)	-
Debt financing fees	(820)	-
Dividends distributed on common stock	(3,897)	(1,200)
Net cash provided by financing activities	127,521	171,069
Net increase in cash and cash equivalents	130,816	(64,782)
Cash and cash equivalents, beginning of the period	59,916	115,847
Cash and cash equivalents, end of the period	$190,732	$51,065
Supplemental Cash Flow Information
Income tax payments	$28,996	$22,137
Interest payments on debt	6,710	3,090

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share data)

1.    Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Form 10-K filed with the SEC.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements (See Note 10. Income Taxes).

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

3.  Investments

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2007, are presented in the table below:

  (a) Available-for-Sale Securities

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$750	$-	$(84)	$666
Common stock	105,270	6,028	(17,945)	93,353
Fixed maturities	454,527	1,472	(10,487)	445,512
	$560,547	$7,500	$(28,516)	$539,531

  (b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of held to maturity securities as of September 30, 2007 are presented in the table below:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Obligations of U.S. Treasury, Government Corporations and agencies	$309,405	$159	$(806)	$308,758
Mortgage-backed securities	53,485	41	(870)	52,656
	$362,890	$200	$(1,676)	$361,414

(c) Investment Income

Net investment income for the three and nine months ended September 30, 2007 and 2006 were derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fixed maturities	$11,242	$6,581	$27,408	$12,906
Equity securities	243	(460)	1,683	466
Cash and cash equivalents	4,075	1,333	8,730	5,588
Loss on other investments	(2,045)	-	(525)	-
Loss on equity investment in Warrantech	(217)	-	(432)	-
Interest on note receivable - related party	765	-	2,023	-
	14,063	7,454	38,887	18,960
Less: Investment expenses	(147)	85	(561)	-
	$13,916	$7,539	$38,326	$18,960

(d) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities result in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of September 30, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. The Company determined that two equity investments were other-than-temporarily impaired and accordingly wrote down the investments and recorded a $3.4 million realized loss during the three months ended September 30, 2007.

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of September 30, 2007:

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Available-for-sale securities:
Common stock	$39,763	$(9,631)	$15,371	$(8,398)	$55,134	$(18,029)
Fixed maturities	242,758	(10,148)	17,442	(339)	260,200	(10,487)
Total temporarily impaired securities available-for-sale securities	$282,521	$(19,779)	$32,813	$(8,737)	$315,334	$(28,516)

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government corporations and agencies	$124,628	$(547)	$86,382	$(259)	$211,010	$(806)
Mortgage-backed securities	36,761	(489)	7,281	(381)	44,042	(870)
Total temporarily impaired — held-to-maturity securities	$161,389	$(1,036)	$93,663	$(640)	$255,052	$(1,676)

During the second quarter of 2007, the Company entered into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. As of September 30, 2007 there were $92,571 principal amount outstanding at interest rates between 5.21% and 5.29%. Interest expense associated with these repurchase agreements through September 30, 2007 was $1,522 of which $943 was accrued as of September 30, 2007. The Company has $95,571 of collateral pledged in support of these agreements.

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of September 30, 2007 and was $9,491 for corporate bonds and $28,079 for equity securities. However, these transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at September 30, 2007. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

4.   Assets Under Management

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities and securities sold short, at market, are presented in the table below as of September 30, 2007:

(a) Trading Securities

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock - long	$24,475	$989	$(4,346)	$21,118
Common stock - short	(4,377)	29	(448)	(4,796)
Total	$20,098	$1,018	$(4,794)	$16,322

Included in assets under management (See Note 14. “Related Party Transactions”) were cash and cash equivalents of $6,048 and dividends receivable of $7. Proceeds from the sale of investments in trading securities during the three and nine months ended September 30, 2007 were approximately $7,635 and $20,318, respectively. Purchases of investments during the three and nine months ended September 30, 2007 were approximately $7,694 and $31,287, respectively.

(b) Investment Income

Net investment income for the three months ended September 30, 2007 was derived from the following sources:

	Investment income	Net realized gain (loss)	Net unrealized gain (loss)	Total
Equity securities	$25	$358	$(4,496)	$(4,113)
Cash and cash equivalents	57	-	-	57
	82	358	(4,496)	(4,056)
Less: Investment expenses	(62)	-	-	(62)
	$20	$358	$(4,496)	$(4,118)

Net investment income for the nine months ended September 30, 2007 was derived from the following sources:

	Investment income	Net realized gain (loss)	Net unrealized gain (loss)	Total
Equity securities	$130	$1,482	$(3,908)	$(2,296)
Cash and cash equivalents	250	-	-	250
	380	1,482	(3,908)	(2,046)
Less: Investment expenses	(171)	-	-	(171)
	$209	$1,482	$(3,908)	$(2,217)

5.   Junior Subordinated Debt

The Company established four special purpose trusts between 2005 and 2007 for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of September 30, 2007 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of September 30, 2007:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275%	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month London Interbank Offered Rate (“LIBOR”) plus 3.40% after the tenth anniversary.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary.

6. Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 30, 2007 with JP Morgan Chase Bank, N.A. in the aggregate amount of $50,000. The line is used for general corporate purposes as required, as well as collateral for letters of credit. The agreement matures on June 30, 2008.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points.  As of September 30, 2007 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at September 30, 2007 for $16,032 that reduced the availability on the line of credit to $33,968 as of September 30, 2007.

7.   Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$24,434	$12,413	$67,308	$31,225
Income from discontinued operations	-	-	-	250
Net income available to common shareholders	$24,434	$12,413	$67,308	$31,475

Weighted average number of common shares outstanding - basic	59,959	59,959	59,959	54,879
Potentially dilutive shares:
Dilutive shares from stock-based compensation	1,020	-	676	-
Weighted average number of common shares outstanding - dilutive	60,979	59,959	60,635	54,879

Basic earnings per common share:
Income from continuing operations	$0.41	$0.21	$1.12	$0.57
Income from discontinued operations	-	-	-	-
Net income available to common shareholders	$0.41	$0.21	$1.12	$0.57

Diluted earnings per common share:
Income from continuing operations	$0.40	$0.21	$1.11	$0.57
Income from discontinued operations	-	-	-	-
Net income available to common shareholders	$0.40	$0.21	$1.11	$0.57

As of September 30, 2007, there were approximately less than 100 anti-dilutive securities excluded from diluted earnings per share.

8.   Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of $457 and $1,237 for the three and nine months ended September 30, 2007, respectively compared to $224 and $475 for the three and nine months ended September 30, 2006, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the nine months ended September 30, 2006 and 2007:

	Number of Shares	Amount Per Share
Outstanding, December 31, 2005	-
Granted	1,175	$7.00
Outstanding, September 30, 2006	1,175	$7.00

Outstanding, December 31, 2006	2,390	$7.00-7.50
Granted	160	10.56-10.77
Exercised	-	-
Cancelled	(55)	7.50
Outstanding, September 30, 2007	2,495	$7.00-10.77

The weighted average grant date fair value of options granted during the first nine months of 2007 was $10.72. As of September 30, 2007, there were approximately $4,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.   Comprehensive Income

The following table summarizes the components of comprehensive income net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$24,434	$12,413	$67,308	$31,475
Unrealized holding (loss) gain	(18,098)	3,742	(23,418)	2,371
Reclassification adjustment	(2,089)	887	2,405	1,644
Foreign currency translation	899	(1,416)	(534)	2,125
Comprehensive income net of tax	$5,146	$15,626	$45,761	37,615

10.   Income Taxes

Income tax expense for the three and nine months ended September 30, 2007 was $9,985 and $26,584, respectively, compared to $4,983 and $12,058 for the three and nine months ended September 30, 2006. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income from continuing operations before provision for income taxes and minority interest	$30,301	$17,396	$91,675	$43,283
Less: minority interest	(4,118)	-	(2,217)	-
Income from continuing operations after minority interest before provision for income taxes	$34,419	$17,396	$93,892	$43,283

Income taxes at statutory rates	$12,047	$6,045	$32,863	$15,237
Effect of income not subject to US taxation	(2,982)	(1,062)	(5,972)	(3,179)
Other, net	920	-	(307)	-
Provision for income taxes as shown on the consolidated statements of earnings	$9,985	$4,983	$26,584	$12,058
GAAP effective tax rate	29.0%	28.6%	28.3%	27.9%

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

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At September 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2004 and forward.  The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland.

During 2006, the Internal Revenue Service (“IRS”) completed an audit of the Company’s recently acquired subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”) (see Note 12. Acquisitions). For the IRS’ 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed. During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although Associated’s management disagrees with the majority of the positions taken by the examiner and has appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,300 (including $1,200 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

11.   Other Investments

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation ("Warrantech") in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20,000 secured note due January 30, 2012 (note receivable - related party). Interest on the note is accrued monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech's consumer product programs and on certain nationwide warranty programs, which produced premiums of approximately $24,000 during the nine months ended September 30, 2007. As the Company does not exhibit control over Warrantech, the Company accounts for this investment under the equity method. The Company recorded investment loss of approximately $217 and $432 from its equity investment for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007 the carrying value of the note receivable was $20,540 (note receivable - related party).

12.   Acquisitions

In September 2007, the Company acquired all the issued and outstanding stock of AIIS a Florida-based workers' compensation managing general agency, and its wholly-owned subsidiary, AIIC, a Florida workers' compensation insurer, also licensed in Alabama, Georgia and Mississippi for consideration of approximately $38,854. The $38,854 consisted of approximately $33,930 of cash, $599 of direct acquisition costs and $4,325 for a contingent liability related to income taxes (see Note 10. Income Taxes). The Company estimates the contingency period will last approximately one year at which time the Company will distribute the $4,325 to either the IRS or the sellers of Associated. Additionally, the Company preliminarily recorded $3,720 of goodwill and $10,210 of intangible assets related to trademarks, licenses, distribution networks and non-compete agreements. The Company determined that the trademarks and licenses have indefinite lives and the remaining intangible assets are being amortized over a period of one to 15 years.

In accordance with SFAS No. 141, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on the fair values as of the close of acquisition, with the amounts exceeding the fair value recorded as goodwill. As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to goodwill, intangible assets and other assets and liabilities. The Company expects to finalize the valuations by the end of 2007. The preliminary purchase price allocation as of the date of acquisition is as follows:

Assets
Investments	$131,804
Cash	14,449
Accounts receivable	29,794
Reinsurance recoverable	168,480
Deferred acquisition costs, net	4,228
Property and equipment	1,689
Goodwill	3,720
Intangibles	10,210
Deferred income taxes	9,322
Other assets	14,865
Total Assets	$388,561

Liabilities
Loss and loss adjustment expenses	$308,965
Unearned premiums	26,925
Accounts payable and accrued expenses	13,817
Total Liabilities	$349,707
Total Purchase Price	$38,854

         The results of operations of Associated have been included in the Company’s consolidated financial statements since the acquisition date. Selected unaudited pro forma results of operations assuming acquisition had occurred as of January 1, 2006, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earned premium	$91,182	$95,069	$368,359	$258,246
Income from continuing operations	18,433	$13,881	65,209	33,820
Income from continuing operations:
per common share - basic	$0.31	$0.23	$1.09	$0.62
per common share - diluted	$0.30	$0.23	$1.08	$0.62

 In April 2007 the Company, through a subsidiary, acquired all the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition should enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. The results of operations have been included since the acquisition date. The Company recorded a preliminary purchase price of approximately $15,300, which included cash of $14,800 and approximately $500 of direct acquisition costs. The initial allocation of the purchase price resulted in goodwill and intangible assets of approximately $3,000 and $8,000, respectively. During the third quarter the purchase price was finalized and resulted in adjustment of good will and intangibles to approximately $4,000 and $7,000, respectively. The Company recorded intangibles primarily for trademarks and distribution networks. The trademark was determined to have an indefinite live and the remaining intangible asset lives were determined to have useful lives ranging between five and 20 years. The Company has not presented pro forma results of operations because this acquisition was not material to AmTrust’s consolidated results of operations.

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

14.   Related Party Transactions

Reinsurance Agreement

Maiden Holdings, Inc. (“Maiden”) is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. Messrs. Karfunkel and Mr. Zyskind contributed $50,000 to Maiden Insurance. In July 2007, Maiden raised approximately $480,600 in a private placement. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transfered to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums, which after the first year would be subject to adjustment (up to a maximum of 32% and a minimum of 30%) based on the loss ratio of the ceded business. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. The Company recorded approximately $40,054 of ceding commission during the third quarter of 2007 as a result of this transaction.

The following is the effect on the Company’s balance sheet as of September 30, 2007 and the results of operations for the three months ended September 30, 2007 related to reinsurance agreement with Maiden Insurance:

Assets and liabilities:
Reinsurance recoverable	$24,745
Ceded reinsurance payable	115,499

Results of operations:
Premium written - ceded	$(190,801)
Change in unearned premium - ceded	127,835
Earned premium - ceded	(62,966)

Ceding commission on premium written	59,148
Ceding commission – deferred	(19,094)
Cedng commission earned	40,054

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

AmTrust, through subsidiaries, has entered into a reinsurance brokerage agreement and an asset management agreement with Maiden Insurance, under which the Company receives a brokerage commission of 1.25% of reinsured premium and an annual asset management fee of 0.35% of assets under management, respectively. The Company recorded $2,400 of brokerage commission during the third quarter of 2007.

Leap Tide Transactions

AmTrust Capital Management, Inc. (“ACM”), our wholly owned subsidiary, currently manages approximately $82,000 dollars of our assets.  These assets are held in a Bermuda managed account

ACM also serves as the Investment Manager of Leap Tide Partners, L.P., a domestic partnership, and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by ACM (the “Hedge Funds”).  To date, approximately $32,000 have been invested in the Hedge Funds.  Approximately 88% of these funds were contributed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind.  Our Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arms-length and did not violate our Code of Business Conduct and Ethics.

Lease Agreement

In June 2002, the Company entered into a least agreement for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. The Company paid approximately $100 and $300 for the lease for the three months ended September 30, 2007 and 2006, respectively. At the time entering into the agreement, the Company was privately held and did not have an audit committee. The lease expires in August 2008 and the audit committee will review any potential renewal lease.

Employment Relationship

Barry Karfunkel, an analyst with a Company subsidiary, earned approximately $56 and $169 for the three and nine months ended September 30, 2006 and 2007, respectively. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

15.   Segments

The Company currently operates three business segments, Workers’ Compensation Insurance; Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. The “Corporate & Other” segment represents the activities of the holding company including interest income attributed to holding company assets as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets, by segment the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. These operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following tables summarize business segments as follows:

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended September 30, 2007
Gross premium written	$67,377	$76,186	$49,699	$-	$193,262
Earned premium	52,387	18,299	11,104	(2)	81,788
Ceding commission revenue – related party	17,368	8,576	14,110	-	40,054
Investment income and other revenues	5,763	3,191	2,888	(4,118)	7,724
Commission and fee revenue	2,250	3,131	-	2,525	7,906
Operating income from continuing operations	20,280	9,589	4,504	(1,378)	32,995
Interest expense	1,003	1,038	579	-	2,650
Income taxes	5,656	2,418	1,169	742	9,985
Income from continuing operations	13,597	6,207	2,756	1,874	24,434

Three months ended September 30, 2006
Gross premium written	$66,225	$40,362	$29,406	$-	$135,993
Earned premium	57,009	16,894	9,623	-	83,526
Investment income and other revenues	7,815	2,280	1,329	159	11,583
Commission and fee revenue	1,534	1,345	-	-	2,879
Operating income from continuing operations	13,426	1,614	3,134	159	18,333
Interest expense	964	283	163	-	1,410
Income taxes	3,609	138	1,187	49	4,983
Income from continuing operations	9,294	981	2,028	110	12,413

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Nine months ended September 30, 2007
Gross premium written	$235,479	$193,457	$164,018	$-	$592,954
Earned premium	183,507	76,327	71,069	(3)	330,900
Ceding commission revenue – related party	17,368	8,576	14,110	-	40,054
Investment income and other revenues	23,352	10,207	13,715	(2,217)	45,057
Commission and fee revenue	7,290	6,626	-	2,772	16,688
Operating income from continuing operations	53,629	24,696	19,705	555	98,585
Interest expense	3,078	2,253	1,654	-	6,985
Income taxes	14,306	6,369	5,122	787	26,584
Income from continuing operations	36,244	16,075	12,928	2,061	67,308

Nine months ended September 30, 2006
Gross premium written	$194,695	$85,546	$92,762	$-	$373,003
Earned premium	156,488	41,490	27,792	1	225,771
Investment income and other revenues	19,474	5,163	3,459	999	29,095
Commission and fee revenue	5,152	3,783	-	-	8,935
Operating income from continuing operations	33,971	6,010	5,499	999	46,479
Interest expense	2,532	671	450	-	3,653
Income taxes	8,759	1,614	1,406	279	12,058
Income from continuing operations	23,265	3,849	3,640	471	31,225

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
As of September 30, 2007
Fixed assets	$5,586	$4,087	$3,001	$-	$12,674
Goodwill and intangible assets	28,654	13,204	12,093	-	53,951
Total assets	1,192,890	370,042	621,678	23,377	2,207,987

As of September 30, 2006
Fixed assets	$5,287	$2,326	$2,006	$-	$9,619
Goodwill and intangible assets	17,951	6,168	6,168	-	30,287
Total assets	769,446	193,332	114,955	-	1,077,733

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

The Company transacts business through seven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“WIC”) and Associated Industries Insurance Company, Inc. (“AIIC”), which are domiciled in New Hampshire, New York, Delaware and Florida, respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and IGI Insurance Company, Ltd. (“IGI”), which are domiciled in Bermuda, Ireland and England, respectively.

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

Gross Premium Written. Gross premium written represent estimated premiums from each insurance policy that we write, including as part of an assigned risk pool, during a reporting period based on the effective date of the individual policy. Certain policies that are underwritten by the Company are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

Net Premium Written. Net premium written are gross premiums written less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Premium Earned. Net premium earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2007 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2006 and the other half in 2008. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 34 months, but range in duration from one month to 60 months.

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Net Expense Ratio. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of policy acquisition expenses, salaries and benefits, and other insurance general and administrative expenses less ceding commission to net premiums earned.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 25.6% and 15.8% for the three months ended September 30, 2007 and 2006, respectively, and 24.8% and 19.1% for the nine months ended September 30, 2007 and 2006, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 74.6% and 91.6% for the three months ended September 30, 2007 and 2006, respectively, and 85.9% and 92.4% for the nine months ended September 30, 2007 and 2006, respectively. The decline in the combined ratio period over period resulted primarily from entering into a reinsurance agreement with Maiden Insurance during the third quarter of 2007. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

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

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross premium written	$193,262	$135,993	$592,954	$373,003

Net premium written	$(30,717)	$105,599	$293,424	$314,343
Change in unearned premium	112,505	(22,073)	(37,476)	(88,572)
Net earned premium	81,788	83,526	330,900	225,771
Ceding commission – related party	40,054	-	40,054	-
Commission and fee income	7,906	2,879	16,688	8,935
Net investment income	13,916	7,539	38,326	18,960
Net realized gain (loss) on investments	(2,074)	4,044	8,948	10,135
Other investment income (loss) on managed assets	(4,118)	-	(2,217)	-
Total revenue	137,472	97,988	432,699	263,801

Loss and loss adjustment expense	52,141	55,350	211,697	146,008
Policy acquisition expenses	27,619	10,635	59,649	27,107
Salaries and benefits	12,913	8,014	31,846	19,746
Other insurance general and administrative expense	8,292	2,550	20,870	15,588
Other underwriting expenses	3,512	3,106	10,052	8,873
	104,477	79,655	334,114	217,322
Operating income from continuing operations	32,995	18,333	98,585	46,479

Other income (expense):
Foreign currency gain (loss)	(44)	473	75	457
Interest expense	(2,650)	(1,410)	(6,985)	(3,653)
Total other expense	(2,694)	(937)	(6,910)	(3,196)
Income from continuing operations before provision for income taxes and minority interest	30,301	17,396	91,675	43,283

Provision for income taxes	9,985	4,983	26,584	12,058
Minority interest in net loss of subsidiary	(4,118)	-	(2,217)	-
Net income from continuing operations	$24,434	$12,413	$67,308	$31,225
Gain from discontinued operations	-		-	250
Net income	$24,434	$12,413	$67,308	$31,475

Key Measures:
Net loss ratio	63.9%	66.3%	64.0%	64.7%
Net expense ratio	10.7%	25.4%	21.9%	27.7%
Net combined ratio	74.6%	91.7%	85.9%	92.4%

Consolidated Result of Operations for the Three Months Ended September 30, 2007 and 2006

    Gross Premium Written. Gross premium written increased $57.3 million or 42.1% from $136.0 million to $193.3 million for the three months ended September 30, 2006 and 2007, respectively. The increase of $57.3 million was attributable to a $1.2 million increase in our small business workers’ compensation business, a $35.8 million increase in our specialty risk and extended warranty business and a $20.3 million increase in our specialty middle-market property and casualty business. The increase in the specialty middle-market gross premiums written resulted, primarily, from the underwriting of new programs and the growth of existing programs. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States as well as the acquisition of IGI in the second quarter of 2007, which contributed $24.8 million of premiums.

Net Premium Written. Net premium written decreased $136.3 million or (129.1%) from $105.6 million to $(30.7) million for the three months ended September 30, 2006 and 2007, respectively. The decrease of $136.3 million was net of $190.8 million of written premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $54.5 million in the third quarter of 2007 compared to the third quarter of 2006. The increase before cessions by segment was: small business workers’ compensation - $2.2 million; specialty risk and extended warranty - $37.3 million; and specialty middle market property and casualty - $15.0 million.

    Net Premium Earned. Net premium earned decreased $1.7 million or (2.1%) from $83.5 million for the three months ended September 30, 2006 to $81.8 million for the three months ended September 30, 2007. The decrease of $1.7 million was net of earned premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $61.2 million in the third quarter of 2007 compared to the third quarter of 2006. The increase by segment before cessions was: small business workers’ compensation - $15.6 million; specialty risk and extended warranty - $27.4 million; and specialty middle market property and casualty - $18.2 million.

  Commission and Fee Income. Commission and fee income increased $5.0 million or 174.6% from $2.9 million to $7.9 million for the three months ended September 30, 2006 and 2007, respectively. A majority of the increase resulted from entering into a reinsurance agreement with Maiden Insurance whereby the Company earned reinsurance brokerage fees.

  Net Investment Income. Net investment income increased $6.4 million or 84.6% from $7.5 million to $13.9 million for the three months ended September 30, 2006 and 2007, respectively. The increase resulted from increased invested assets. Average invested assets (excluding equity securities) was approximately $1.02 billion for the three months ended September 30, 2007 compared to approximately $612 million for the three months ended September 30, 2006, an increase of $410 million or 67.0%. In addition, yields on the Company’s fixed maturities have increased over the same time period from 4.9% to 5.4%.

    Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2007 were $(2.1) million, compared to a gain of $4.0 million for the same period in 2006. The decrease related to the timing of certain sales of underperforming investments of the Company’s equity portfolio and the write-down of two equity securities of $3.4 million that were determined to be other than temporarily impaired during the third quarter of 2007.

    Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $3.2 million or 5.8% from $55.3 million for the three months ended September 30, 2006 to $52.1 million for the three months ended September 30, 2007. The Company’s loss ratio for the three months ended September 30, 2007 decreased to 63.9% from 66.3% for the three months ended September 30, 2006. The decrease resulted from a decrease in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $12.4 million or 58.6% from $21.2 million for the three months ended September 30, 2006 to $8.8 million for the three months ended September 30, 2007. The expense ratio for the same periods decreased from 25.4% to 10.7%, respectively. The decrease in expense ratio resulted primarily from ceding commission of $40.1 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007.

Operating Income from Continuing Operations. Income from continuing operations increased $14.7 million or 80.0% from $18.3 million to $33.0 million for the three months ended September 30, 2006 and 2007, respectively. This increase is attributable to strong growth in gross premium written, commission and fee income and investment income combined with an improvement in the net expense ratio which resulted from the reinsurance agreement with Maiden Insurance entered into the third quarter of 2007.

Interest Expense. Interest expense for the three months ended September 30, 2007 was $2.7 million, compared to $1.4 million for the same period in 2006. The increase was primarily attributable to interest expense on $40.0 million of junior subordinated debentures issued by the Company in the first quarter of 2007.

    Income Tax Expense (Benefit). Income tax expense for three months ended September 30, 2007 was $10.0 million which resulted in an effective tax rate of 29.0%. Income tax expense for three months ended September 30, 2006 was $5.0 million which resulted in an effective tax rate of 28.6%.

Consolidated Result of Operations for the Nine Months Ended September 30, 2007 and 2006

    Gross Premium Written. Gross premium written increased $220.0 million or 59.0% from $373.0 million for the nine months ended September 30, 2006 to $593.0 million for the nine months ended September 30, 2007. The increase was attributable to a $40.7 million increase in our small business workers’ compensation business, a $108.0 million increase in our specialty risk and extended warranty business and a $71.3 million increase in our specialty middle-market property and casualty business. The increase in the Small Business Workers’ Compensation segment related primarily to $19.1 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006 and $17.0 million from organic growth. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed $40.3 million of premiums. The increase in the specialty middle-market gross premiums written resulted from, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written. Net premium written decreased $20.9 million or (6.7%) from $314.3 million to $293.4 million for the nine months ended September 30, 2006 and 2007, respectively. The decrease of $20.9 million was net of $190.8 million of written premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $169.9 million for the nine months ended September 30, 2007 compared to the nine months ended ended September 30, 2006. The increase before cessions by segment was: small business workers’ compensation - $40.5 million; specialty risk and extended warranty - $90.7 million; and specialty middle market property and casualty - $38.7 million.

    Net Premium Earned. Net premium earned increased $105.1 million or 46.6% from $225.8 million for the nine months ended September 30, 2006 to $330.9 million for the nine months ended September 30, 2007. The increase of $105.1 million was net of earned premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $168.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2007 in the third quarter of 2007. The increase by segment before cessions was: small business workers’ compensation - $47.2 million; specialty risk and extended warranty - $60.8 million; and specialty middle market property and casualty - $60.1 million.

  Commission and Fee Income. Commission and fee income increased $7.8 million or 86.8% from $8.9 million to $16.7 million for the nine months ended September 30, 2006 and 2007, respectively. The increase resulted from contract awarded to the Company, effective January 1, 2007, to administer a portion of the Virginia Workers’ Compensation Insurance Plan, reinsurance brokerage fees earned from Maiden Insurance during the third quarter of 2007 and fees for warranty administration from specialty risk and extended warranty customers for which a subsidiary of the Company acts as warranty administrator.

  Net Investment Income. Net investment income increased $19.3 million or 102.1% from $19.0 million to $38.3 million for the nine months ended September 30, 2006 and 2007, respectively. The increase resulted from an increase of average invested assets. Average invested assets (excluding equity securities) were approximately $821.6 million for the nine months ended September 30, 2007 compared to approximately $519.3 million for the nine months ended September 30, 2006, an increase of $302.3 million or 58.3%. In addition, yields on the Company’s fixed maturities have increased over the same time period from 4.9% to 6.2%.

    Net Realized Gains on Investments. Net realized gains on investments for the nine months ended September 30, 2007 were $8.9 million, compared to $10.1 million for the same period in 2006. The decrease relates to a write-down of $3.4 million of investments in the third quarter of 2007 offset by an increase in the average assets held in our equity portfolio during the period and the realization of gains on certain value stocks in the portfolio due to active portfolio management.

    Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $65.7 million or 45.0% from $146.0 million for the nine months ended September 30, 2006 to $211.7 million for the nine months ended September 30, 2007. The Company’s loss ratio for the nine months ended September 30, 2007 decreased to 64.0% from 64.7% for the nine months ended September 30, 2006. The Company’s overall loss ratio had remained relatively consistent over the periods.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission increased $9.9 million or 15.8% from $62.4 million for the nine months ended September 30, 2006 to $72.3 million for the nine months ended September 30, 2007. Despite the increase, the expense ratio for the same periods decreased from 27.7% to 21.9%, respectively. The decrease in expense ratio resulted primarily from ceding commissions of $40.1 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007.

Operating Income from Continuing Operations. Income from continuing operations increased to $98.6 million for the nine months ended September 30, 2007, from $46.5 million for the nine months ended September 30, 2006, an increase of $52.1 million or 112.1%. This increase is attributable to strong growth in gross premium written combined with a consistent loss ratio and an improvement in the net expense ratio.

Interest Expense. Interest expense for the nine months ended September 30, 2007 was $7.0 million, compared to $3.7 million for the same period in 2006. The increase was primarily attributable to interest expense on $30.0 million and $40.0 million of junior subordinated debentures issued by the Company in July, 2006 and March, 2007, respectively.

Income Tax Expense (Benefit). Income tax expense for nine months ended September 30, 2007 was $26.6 million resulting in an effective tax rate of 28.3%. Income tax expense for nine months ended September 30, 2006 was $12.1 million which resulting in an effective tax rate of 27.9%.

Small Business Workers’ Compensation Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross premium written	$67,377	$66,225	$235,479	$194,695

Net premium written	68	58,187	152,994	172,783
Change in unearned premium	52,319	(1,178)	30,513	(16,295)
Net premium earned	52,387	57,009	183,507	156,488

Ceding commission revenue	17,368	-	17,368	-

Loss and loss adjustment expense	31,516	35,228	111,897	94,529
Policy acquisition expenses	11,924	9,042	30,608	22,970
Salaries and benefits	4,459	5,321	14,691	13,526
Other insurance general and administrative expense	8,412	1,909	15,321	11,028
	56,311	51,500	172,517	142,053
Net premiums earned less expenses included in combined ratio	$13,444	$5,509	$28,358	$14,435

Key Measures:
Net loss ratio	60.2%	61.8%	61.0%	60.4%
Net expense ratio	14.2%	28.5%	23.6%	30.4%
Net combined ratio	74.3%	90.3%	84.5%	90.8%

Small Business Workers’ Compensation Segment Results of Operations for the Three Months Ended September 30, 2007 and 2006

  Gross Premium Written. Gross premium written increased $1.2 or 1.7% from $66.2 million for the three months ended September 30, 2006 to $67.4 million for the three months ended September 30, 2007. On an overall basis, gross premium written was relatively flat as both premium rates and policies issued were consistent with the prior period.

  Net Premium Written. Net premium written decreased $58.1 million or (99.9%) from $58.2 million to $0.1 million for the three months ended September 30, 2006 and 2007, respectively. The decrease of $58.1 million was net of $60.3 million of premium written ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $2.2 million in the third quarter of 2007 compared to the third quarter of 2006. The increase of $2.2 million resulted from gross premium written being consistent period over period.

  Net Premium Earned. Net premium earned decreased $4.6 million or (8.1%) from $57.0 million for the three months ended September 30, 2006 to $52.4 million for the three months ended September 30, 2007. The decrease of $4.6 million was net of earned premium of $20.2 million ceded to Maiden Insurance during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $15.6 million in the third quarter of 2007 compared to the third quarter of 2006. This increase was a result of the premium in the preceeding twelve months being greater than the twelve months preceding September30, 2006..

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $3.7 million or 10.5% from $35.2 million for the three months ended September 30, 2006 to $31.5 million for the three months ended September 30, 2007. The Company’s loss ratio for the segment for the three months ended September 30, 2007 decreased to 60.2% from 61.8% for the three months ended September 30, 2006. The overall loss ratio had remained relatively consistent over the periods.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $8.9 million or (54.4%) from $16.3 million for the three months ended September 30, 2006 to $7.4 million for the three months ended September 30, 2007. The expense ratio decreased from 28.5% for the three months ended September 30, 2006 to 14.2% for the three months ended September 30, 2007. The decrease in expense ratio resulted primarily from ceding commissions of $17.4 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007 offset by increased salary expense.

  Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $7.9 million or 144.0% from $5.5 million for the three months ended September 30, 2006 to $13.4 million for the three months ended September 30, 2006. This increase is attributable to strong growth in gross written premium combined with improvements in the expense ratio attributable to ceding commission from Maiden Insurance during the third quarter of 2007.

Small Business Workers’ Compensation Segment Results of Operations for the Nine Months Ended September 30, 2007 and 2006

  Gross PremiumWritten. Gross premium written increased $40.8 million or 20.9% from $194.7 million for the nine months ended September 30, 2006 to $235.5 million for the nine months ended September 30, 2007. The increase in the Small Business Workers’ Compensation segment related primarily to $19.1 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and $17.1 million from organic growth.

  Net Premium Written. Net premium written decreased $19.8 million or (11.5%) from $172.8 million to $153.0 million for the nine months ended September 30, 2006 and 2007, respectively. The decrease of $19.8 million was net of $60.3 million of written premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $40.5 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase of $40.5 million resulted from an increase in gross premium written in 2007.

  Net Premium Earned. Net premium earned increased $27.0 million or 17.3% from $156.5 million for the nine months ended September 30, 2006 to $183.5 million for the nine months ended September 30, 2007. The increase of $27.0 million was net of earned premium ceded to Maiden Insurance during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $47.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was a result of an increase in gross premium written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $17.4 million or 18.4% from $94.5 million for the nine months ended September 30, 2006 to $111.9 million for the nine months ended September 30, 2007. The Company’s loss ratio for the segment for the nine months ended September 30, 2007 increased to 61.0% from 60.4% for the nine months ended September 30, 2006. The overall loss ratio had remained relatively consistent over the periods.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $4.3 million or (9.0%) from $47.5 million for the nine months ended September 30, 2006 to $43.2 million for the nine months ended September 30, 2007. The expense ratio decreased from 30.4% for the nine months ended September 30, 2006 to 23.6% for the nine months ended September 30, 2007. The decrease in expense ratio resulted primarily from ceding commission of $17.4 million earned from the reinsurance agreement with Maiden Insurance during the third quarter of 2007.

  Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $13.9 or 96.5% from $14.4 million for the nine months ended September 30, 2006 to $28.4 million for the nine months ended September 30, 2006. This increase is attributable to strong growth in revenue combined with improvements in the expense ratio.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross premium written	$76,186	$40,362	$193,457	$85,546

Net premium written	(19,266)	28,178	71,536	65,557
Change in unearned premium	37,565	(11,284)	4,791	(24,067)
Net premium earned	18,299	16,894	76,327	41,490

Ceding commission	8,576	-	8,576	-

Loss and loss adjustment expense	13,630	13,783	55,642	34,458
Policy acquisition expenses	4,802	-	7,196	-
Salaries and benefits	5,424	1,981	9,510	4,010
Other insurance general and administrative expense	(1,749)	516	231	2,175
	22,107	16,280	72,579	40,643
Net premiums earned less expenses included in combined ratio	$4,768	$614	$12,324	$847

Key Measures:
Net loss ratio	74.5%	81.6%	72.9%	83.1%
Net expense ratio	(0.5)%	14.8%	11.0%	14.9%
Net combined ratio	73.9%	96.4%	83.9%	98.0%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2007 and 2006

Gross Premium Written. Gross premium written increased $35.8 million or 88.8% from $40.4 million for the three months ended September 30, 2006 to $76.2 million for the three months ended September 30, 2007. The increase in premium resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed $24.8 million of premiums in the third quarter of 2007.

Net Premium Written. Net premium written decreased $47.4 million or (168.4%) from $28.1 million to $(19.3) million for the three months ended September 30, 2006 and 2007, respectively. The decrease of $47.4 million was net of $84.7 million of written premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $37.2 million in the third quarter of 2007 compared to the third quarter of 2006. The increase of $37.2 million resulted from an increase in gross premiums written in 2007.

Net Premium Earned. Net premiums earned increased $1.4 million or 8.3% from $16.9 million for the three months ended September 30, 2006 to $18.3 million for the three months ended September 30, 2007. The increase of $1.4 million was net of earned premium ceded to Maiden Insurance during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $27.4 million in the third quarter of 2007 compared to the third quarter of 2006. The increase was a result of an increase in gross written premium in 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $0.2 million or 1.1% from $13.8 million for the three months ended September 30, 2006 to $13.6 million for the three months ended September 30, 2007. The loss ratio for the segment for the three months ended September 30, 2007 decreased to 74.5% from 81.6% for the three months ended September 30, 2006. The decrease is primarily the result of the Company discontinuing a 2006 program from its European book of business.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $2.6 million or (104.0%) from $2.5 million for the three months ended September 30, 2006 to $(0.1) million for the three months ended September 30, 2007. The expense ratio decreased from 14.8% for the three months ended September 30, 2006 to (0.5%) for the three months ended September 30, 2007. The decrease in expense ratio resulted primarily from ceding commissions of $8.6 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007 offset by increased salary expense.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $4.2 million from $0.6 million for the three months ended September 30, 2006 to $4.8 million for the three months ended September 30, 2007. This increase is attributable to strong growth in gross premium written combined with improvements in the expense ratio attributable from ceded commission from Maiden Insurance during the third quarter of 2007.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Gross Premium Written. Gross premium written increased $108.0 million or 126.1% from $85.5 million for the nine months ended September 30, 2006 to $193.5 million for the nine months ended September 30, 2007. The increase in premium resulted, primarily, from the underwriting of new coverage plans in the United States as well as the acquisition of IGI in the second quarter of 2007, which contributed $40.3 million of premiums.

Net Premium Written. Net premium written increased $5.9 million or 9.1% from $65.6 million to $71.5 million for the nine months ended September 30, 2006 and 2007, respectively. The increase of $5.9 million was net of $84.7 million of written premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $90.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase of $90.6 million resulted from an increase in gross premiums written in 2007.

Net Premium Earned. Net premium earned increased $34.8 million or 84.0% from $41.5 million for the nine months ended September 30, 2006 to $76.3 million for the nine months ended September 30, 2007. The increase of $34.8 million was net of earned premium ceded to Maiden Insurance during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $60.8 million for the nine months ended September 30, 2007 compared to September 30, 2006. This increase was a result of an increase in gross premium written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $21.1 million or 61.5% from $34.5 million for the nine months ended September 30, 2006 to $55.6 million for the nine months ended September 30, 2007. The loss ratio for the segment for the nine months ended September 30, 2007 decreased to 72.9% from 83.1% for the nine months ended September 30, 2006. The decrease is primarily the result of the Company discontinuing a 2006 program from its European book of business.

    Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less Ceding Commission increased $2.2 million from $6.2 million for the nine months ended September 30, 2006 to $8.4 million for the nine months ended September 30, 2007. The expense ratio for the same periods decreased from 14.9% to 11.0%, respectively. The decrease in expense ratio resulted primarily from ceding commission of $8.6 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $11.5 million from $0.8 million for the nine months ended September 30, 2006 to $12.3 million for the nine months ended September 30, 2007. This increase is attributable to growth in revenue and an improvement in the loss ratio and expense ratio.

Specialty Middle Market Property and Casualty Segment Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross premium written	$49,699	$29,406	$164,018	$92,762

Net premium written	(11,516)	19,234	68,897	76,003
Change in unearned premium	22,620	(9,611)	2,172	(48,211)
Net premiums earned	11,104	9,623	71,069	27,792

Ceding commission	14,110	-	14,110	-

Loss and loss adjustment expense	7,086	6,338	44,246	17,020
Policy acquisition expenses	10,893	1,593	21,845	4,137
Salaries and benefits	3,030	712	7,644	2,211
Other insurance general and administrative expense	1,628	124	5,318	2,385
	22,637	8,767	79,053	25,753
Net premiums earned less expenses included in combined ratio	$2,577	$856	$6,126	$2,039

Key Measures:
Net loss ratio	63.8%	65.9%	62.3%	61.2%
Net expense ratio	13.0%	25.2%	29.1%	31.4%
Net combined ratio	76.8%	91.1%	91.4%	92.7%

Specialty Middle Market Segment Result of Operations for the Three Months Ended September 30, 2007 and 2006

Gross Premium Written. Gross premium increased $20.3 million or 69.0% from $29.4 million for the three months ended September 30, 2006 to $49.7 million for the three months ended September 30, 2007. The increase related primarily to $13.5 million from other liability production and $6.2 million from commercial automobile liability.

  Net Premium Written. Net premium decreased $30.7 million or 159.9% from $19.2 million for the three months ended September 30, 2006 to $(11.5) million for the three months ended September 30, 2007. The decrease of $30.7 million was net of $45.8 million of written premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $15.0 million in the third quarter of 2007 compared to the third quarter of 2006. The increase of $15.0 million resulted from an increase in gross premiums written in 2007.

  Net Premium Earned. Net premium earned increased $1.5 million or 15.4% from $9.6 million for the three months ended September 30, 2006 to $11.1 million for the three months ended September 30, 2007. The increase of $1.5 million was net of earned premium ceded to Maiden Insurance during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $18.2 million in the third quarter of 2007 compared to the third quarter of 2006. This increase was a result of an increase in gross premium written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $0.7 million or 11.8% from $6.3 million for the three months ended September 30, 2006 compared to $7.1 million for the three months ended September 30, 2007. The loss ratio for the segment decreased for the three months ended September 30, 2007 to 63.8% from 65.9% for the three months ended September 30, 2006. The decrease resulted from a decrease in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $1.0 million or (40.7%) from $2.4 million for the three months ended September 30, 2006 to $1.4 million for the three months ended September 30, 2007. The expense ratio decreased from 25.2% for the three months ended September 30, 2006 to 13.0% for the three months ended September 30, 2007. The decrease in expense ratio resulted primarily from ceding commission of $14.1 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007 offset by increased salary expense.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $2.6 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. This increase is attributable to growth in gross premium written and improvements in the expense ratio.

Specialty Middle Market Segment Result of Operations for the Nine Months Ended September 30, 2007 and 2006

Gross Premium Written. Gross premium increased $71.3 million or 76.8% from $92.8 million for the nine months ended September 30, 2006 to $164.0 million for the nine months ended September 30, 2007. The increase resulted primarily from commercial automobile and other liability. In addition, the increase includes $8.4 million in gross premiums written which is fully reinsured by HSBC Insurance Company of Delaware pursuant to an agreement entered into in connection with the Company’s acquisition of Wesco Insurance Company in September 2006.

  Net Premium Written. Net premium decreased $7.1 million or (9.3%) from $76.0 million to $68.9 million for the nine months ended September 30, 2006 and September 30, 2007, respectively. The decrease of $7.1 million was net of $45.8 million of written premium ceded to Maiden Insurance during the third quarter of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $38.7 million in the third quarter of 2007 compared to the third quarter of 2006. The increase of $38.7 million resulted from an increase in gross premiums written in 2007.

  Net Premium Earned. Net premium earned increased $43.3 million or 155.7% from $27.8 million for the nine months ended September 30, 2006 to $71.1 million for the nine months ended September 30, 2007. The increase of $43.2 million was net of earned premium ceded to Maiden Insurance during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $61.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was a result of an increase in gross premium written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $27.2 million or 160.0% from $17.0 million for the nine months ended September 30, 2006 compared to $44.2 million for the nine months ended September 30, 2007. The loss ratio for the segment increased for the nine months ended September 30, 2007 to 62.3% from 61.2% for the nine months ended September 30, 2006. The increase resulted from an increase in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission increased $12.0 million or 137.0% from $8.7 million for the nine months ended September 30, 2006 to $20.7 million for the nine months ended September 30, 2007. The expense ratio decreased from 31.4% for the nine months ended September 30, 2006 to 29.1% for the nine months ended September 30, 2007. The decrease in expense ratio resulted primarily from ceding commission of $14.1 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007 offset by increased salary expense.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $4.1 million or 200.4% from $2.0 million to $6.1 million for the nine months ended September 30, 2006 and 2007, respectively. This increase is attributable to growth in gross premium written and improvements in the expense ratio offset by increases to the loss ratio.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $126.8 million and $81.1 million in the nine months ended September 30, 2007 and 2006, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations and the issuance of junior subordinated debentures in the amount of $40 million should provide us sufficient liquidity to fund our current operations and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of these exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
	2007	2006
Cash and cash equivalents provided by (used in):
Operating activities	$188,077	$126,524
Investing activities	(184,782)	(362,375)
Financing activities	127,521	171,069
Change in cash and cash equivalents	$130,816	$(64,782)

The increase in the cash provided by operating activities from 2006 to 2007 reflects the growth in premium and associated increase in cash receipts during the period.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the nine months ended September 30, 2007, the Company’s net purchases of fixed income securities totaled approximately $115.4 million, net purchases of other investments totaled approximately $8.3 million offset by net sales of equity securities totaled approximately $4.8 million. During 2007, the Company had acquisition costs of approximately $37.4 million and additionally the Company provided approximately $18.0 million related to a secured note (see Note 11. Other Investments) in connection with the Warrantech transaction.  For the nine months ended September 30, 2006, the Company’s net purchases of fixed income securities totaled approximately $311.4 million, net purchases of equity securities totaled approximately $38.8 million and acquisition costs were approximately $10 million.

 Cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of cash proceeds of $93 million from entering into repurchase agreements, $40 million generated by the issuance of additional junior subordinated debt in connection with the issuance of trust preferred securities offset by dividend payments of approximately $3.9 million. Cash provided by financing activities for the nine months ended September 30, 2006 consisted of approximately $166 million generated by the net proceeds of the issuance of 25.6 million shares of common stock in a private placement, $30 million generated by the issuance of additional junior subordinated debt in connection with the issuance of trust preferred securities off-set by the repayment of short term borrowings of approximately $25 million.

Other Material Changes in Financial Position

	September 30, 2007	December 31, 2006
Selected Assets:
Total Investments	$1,024,641	$764,277
Premiums receivable, net	264,343	147,779
Reinsurance recoverable	254,423	44,127
Selected Liabilities:
Loss and loss expense reserves	742,033	295,805
Unearned premium	496,939	323,155
Reinsurance payable on paid losses	166,185	23,028

Investments increased $260,364, premium receivables increased $116,564, loss and loss expense reserves increased $446,228 and unearned premium increased $173,784. A majority of these increases were through the acquisition of AIIS and IGI in 2007. Reinsurance recoverable increased $210,296 and reinsurance payable on paid losses increased $143,157 primarily from entering into a reinsurance contract with Maiden Insurance in the third quarter of 2007.

Junior Subordinated Debt

On March 22, 2007, the Company issued $40 million in principal amount of junior subordinated debentures (the “Debentures”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture with Wilmington Trust Company, as trustee. The Debentures mature on March 15, 2037 and bear interest at a rate per annum of 7.93% until March 15, 2012 and, thereafter, at a floating rate per annum equal to the sum of the three-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus three percent. The New Debentures are redeemable at the Company’s election after March 15, 2012. The Company incurred placement fees in the amount of $0.8 million in connection with the financing which will be amortized over 30 years.

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 30, 2007 with JP Morgan Chase Bank, N.A. in the aggregate amount of $50 million. The line will be used for general corporate purposes as required, as well as collateral for letters of credit. The agreement matures on June 30, 2008.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points.  As of September 30, 2007 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at September 30, 2007 for $16.0 million that reduced the availability on the line of credit to $34.0 million as of September 30, 2007.

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

Since January 2003, we have maintained quota share reinsurance for our extended warranty and accidental damage insurance underwritten in the European Union and certain coverage plans underwritten in the United States. This reinsurance also covers certain other risks we underwrite in the European Union. Under these quota share reinsurance arrangements, we cede a portion (15% for the majority of the programs incepting in 2007) of each reinsured risk to our reinsurers and recover the same percentage of ceded loss and loss adjustment expenses, subject to certain exclusions and restrictions. In return for this reinsurance protection, we pay the reinsurers their pro rata shares of the insurance premiums on the ceded business, less a ceding or overriding commission. For the most part, coverage for losses arising out of acts of terrorism is excluded from this reinsurance. The majority of our extended warranty and accidental damage insurance underwritten in the United States is not reinsured with third party reinsurers. However, a portion of these risks as well as much of the risk that we retain under our various third party reinsurance arrangements are ceded under reinsurance arrangements with AII.

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transfered to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums, which after the first year would be subject to adjustment (up to a maximum of 32% and a minimum of 30%) based on the loss ratio of the ceded business. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. The Company recorded approximately $40.1 million of ceding commission during the third quarter of 2007 as a result of this transaction.

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

AmTrust, through subsidiaries, has entered into a reinsurance brokerage agreement and an asset management agreement with Maiden Insurance, under which the Company receives a brokerage commission of 1.25% of reinsured premium and an annual asset management fee of 0.35% of assets under management, respectively. The Company recorded $2,400 of brokerage commission during the third quarter of 2007.

Investment Portfolio

As of September 30, 2007 and December 31, 2006, our investment portfolio, including cash and cash equivalents, had a net carrying value of $1,061.1 million and $771.9 million, respectively (excluding $24.2 million and $13.9 million of other investments, respectively), an increase of 37.5% from December 31, 2006. A majority of our fixed maturities are classified as available for sale (55%) at September 30, 2007, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Additionally, our fixed maturities classified as held to maturity (45%) is not impacted by changing interest rates. Our fixed maturity securities, gross, as of this date had a fair value of $806.9 million and an amortized cost of $817.4 million. Our equity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities, gross, carried at fair value were $94.0 million with a cost of $106.0 million as of September 30, 2007. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	September 30, 2007		December 31, 2006
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio

Cash and cash equivalents	$190,732	16.1%	$59,916	7.4%
Time and short-term deposits	98,041	8.2	196,140	24.2
U.S. treasury securities	18,919	1.6	22,799	2.8
U.S. government agencies	322,953	27.1	288,325	35.6
Municipal bonds	10,602	0.9
Mortgage and asset backed securities	133,732	11.2	55,427	6.8
Corporate bonds	322,195	27.0	93,168	11.5
Common stock	93,352	7.8	94,042	11.6
Preferred stocks	667	0.1	439	0.1
Investment portfolio, gross	$1,191,193	100.0%	$810,256	100.0%
Securities sold but not yet purchased	(37,570)		(38,323)
Securities sold under agreements to repurchase	(92,571)		-
Investment portfolio, net	$1,061,052		$771,933

As of September 30, 2007, the weighted average duration of our fixed income securities was 5.2 years.

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 30%. As of September 30, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of testing for other-than temporary declines in fair value.  We determined that two equity security investments were Other-Than-Temporarily impaired and accordingly wrote them down resulting in a $3.4 million realized loss during the three months ended September 30, 2007.

Additionally, the Company had $18.0 million of gross unrealized losses related to marketable equity securities.  The Company's investments in marketable equity securites consist of investments in common stock across a wide range of sectors.  The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable.  Within the Company's portfolio of common stocks, five equity securities comprised $12.8 million, or 71%, of the losses.  Three securities in the media sector represent approximately 8 percent of the total fair value and 40 percent of the Company's total unrealized losses.  The Company also owns two common stocks in the automotive and construction sector which have fair value of approximately 3 percent and 1 percent, respectively, and approximately 17 percent and 14 percent, respectively, of the Company's total unrealized losses.  The duration of these impairments ranges from four to twenty months.  Additionally, the Company holds 28 securities in a loss position of approximately $5.2 million which are not considered individually significant.  The duration of impairment on these marketable securities is primarily less that 12 months. Based on the Company's ability and intent to hold these investments for a sufficient time for recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, foreign currency risk and equity price risk.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Reinsurance.”

Interest Rate Risk. We had fixed maturity securities (excluding $98.0 million of time and short-term deposits) with a fair value of $806.9 million and a carrying value of $808.4 million as of September 30, 2007 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

During the second quarter of 2007, the Company has entered into reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. As of September 30, 2007, there were $92.6 principal amount outstanding at interest rates between 5.21% and 5.29%. Interest expense associated with these reserves repurchase agreements through September 30, 2007 was $1.5 million of which $0.9 million was accrued as of September 30, 2007. The Company has $95.6 million of collateral pledged in support of these agreements.

The table below summarizes the interest rate risk associated with our fixed maturity securities including securities sold but not yet purchased and reverse repurchase agreements by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2007 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of September 30, 2007.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$739,873	$(67,053)	$—	$(38,781)	(10.1)%
100 basis point increase	770,831	(36,045)	—	(20,273)	(5.2)
No change	806,926	—	808,402	—	—
100 basis point decrease	830,315	23,389	—	18,550	4.8
200 basis point decrease	759,608	47,318	—	38,180	10.0

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and IGI. While the functional currency of AIU is the Euro and IGI is the British Pound, we write coverages that are settled in local currencies, primarily the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $2.5 million after tax realized currency loss based on our outstanding foreign denominated reserves of $76.2 million at September 30, 2007.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2007, the equity securities in our investment portfolio had a fair value of $94.0 million, representing approximately eight percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2007. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ in thousands)
5% increase	$98,720	$4,701		$4,701	1.2%
No change	94,019		$94,019
5% decrease	89,318	(4,701)		(4,701)	-1.2%

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The following paragraphs supplement the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2006.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, potential conflicts of interest, related party transactions, business opportunity issues and legal challenges.

               Maiden Holdings, Ltd, (“Maiden”) is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind, our principal shareholders, and, respectively, the Chairman of our Board of Directors, a Director and our Chief Executive Officer. Messrs. Karfunkel, Karfunkel and Zyskind own 57% of our outstanding shares of common stock and each owns 6.5% of Maiden’s outstanding shares of common stock. Mr. Zyskind serves as non-executive Chairman of the Board of Maiden. Max G. Caviet, an executive officer of AmTrust, serves as President and Chief Executive Officer of Maiden and will continue to serve as an executive officer of both companies during a transitional period which will not extend beyond December 31, 2007. Following the transitional period, Mr. Caviet is expected to resign his positions at AmTrust. Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should the interests of AmTrust and Maiden diverge. A majority of Maiden's directors are not affiliated with AmTrust.

                Mr. Zyskind's service as our President and Chief Executive Officer and non-executive Chairman of the Board of Maiden, and Mr. Caviet's service for a transitional period as an executive officer of AmTrust and as Maiden’s President and Chief Executive Officer, could also raise a potential challenge under anti-trust laws.  Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If AmTrust and Maiden are in the future deemed to be competitors within the meaning of the Clayton Act, certain thresholds relating to direct competition between AmTrust and Maiden are met, and the Department of Justice and Federal Trade Commission challenge the arrangement, Messrs. Zyskind and Caviet may be required to resign their positions with one of the companies, among other things.

We are dependent on Maiden for commission and fee income.

        We are dependent on Maiden for commission and fee income through the quota share reinsurance agreement by which Maiden’s subsidiary, Maiden Insurance Company, Ltd. (“Maiden Insurance”), reinsures AmTrust’s insurance subsidiaries; the asset management agreement between Maiden and Maiden Insurance and our subsidiary, AII Insurance Management Ltd., by which we manage Maiden’s and Maiden Insurance’s invested assets; and the reinsurance brokerage agreement, by which our subsidiary, AII Reinsurance Broker Limited provides Maiden Insurance certain reinsurance brokerage services. Effective July 1, 2007, Maiden Insurance assumes, through the quota reinsurance, approximately 40% of our net business premiums.  The term of our quota share reinsurance agreement with Maiden Insurance is for a period of three years, subject to certain early termination rights. We receive a ceding commission of 31% of ceded written premiums, which after the first year would be subject to adjustment (up to a maximum of 32% and a minimum of 30%) based on the loss ratio of the ceded business. Pursuant to the asset management agreement, we receive a quarterly fee equal to 0.0875% of the average value of Maiden’s and Maiden Insurance’s invested assets. The asset management agreement has a one year term and will renew automatically for successive one year terms unless notice of intent not to renew is provided. Pursuant to the reinsurance brokerage agreement, we receive a brokerage commission equal to 1.25% of the premium ceded to Maiden Insurance under the quota share reinsurance agreement.

There is no assurance that these arrangements will remain in place beyond their current terms and we may not be able to readily replace these arrangements if they terminate. If we were unable to continue or replace our current reinsurance arrangements on equally favorable terms, our underwriting capacity and commission and fee income could decline, we could experience a downgrade in our A.M. Best rating, and our results of operations may be adversely affected.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2007.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2007.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2007.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc. (Registrant)

/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

Date: November 14, 2007	/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer