Form 10-K
period 2007-12-31
Amtrust Financial Services, Inc.
filed 2008-03-14
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

Commission File Number: 001-33143

AMTRUST FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane 6th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)

(212) 220-7120

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Shares, $0.01 par value per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ NO ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

As of February 13, 2008, the number of common shares of the registrant outstanding was 59,983,964.

Documents incorporated by reference: Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

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

Item 1. Business

Overview

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by AmTrust Financial Services, Inc. (“AmTrust,” the “Company,” “we,” “our,” or “us”) is a multinational specialty property and casualty insurance holding company with operations in the United States, Europe and Bermuda. We principally provide insurance for small businesses and extended warranty coverages for consumer and commercial goods. Our products cover large numbers of insureds and have loss profiles which we believe are predictable. We target lines of insurance that we believe are generally underserved by larger insurance carriers. We have grown by hiring teams of underwriters with expertise in our specialty lines and through acquisitions of renewal rights to established books of specialty insurance business. Our principal operating subsidiaries are rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels.

We currently operate in three business segments:

•	Workers’ compensation for small businesses (average premium less than $5,000 per policy) in the United States;
•	Extended warranty coverage for consumer and commercial goods and custom designed coverages, which we refer to as “specialty risk,” such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United Kingdom, certain other European Union countries and the United States; and
•	Specialty middle-market property and casualty insurance. In this segment, we write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

The Company transacts business through seven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“Wesco” or “WIC”) and Associated Industries Insurance Company, Inc. (“AIIC”), which are domiciled in New Hampshire, New York, Delaware and Florida, respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and IGI Insurance Company, Ltd. (“IGI”), which are domiciled in Bermuda, Ireland and England, respectively.

Our consolidated results include the results for our holding company and our wholly-owned subsidiaries which principally include:

•	TIC, which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	RIC, which underwrites workers’ compensation insurance, specialty risk and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	WIC, which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	AIU, which underwrites specialty risk and extended warranty coverage plans in the European Union;

•	AIIC, which underwrites workers’ compensation insurance in the United States;
•	IGI, which underwrites specialty risk and extended warranty coverage in the European Union; and
•	AII, which reinsures the underwriting activities of TIC, RIC, AIIC, IGI and AIU.

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our small business workers’ compensation and specialty middle market segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality may have been muted by our acquisition activity.

AII, AIU, RIC, TIC and WIC are each rated “A-” (Excellent) by A.M. Best, which rating is the fourth highest of 16 rating levels. AIIC and IGI are unrated by A.M. Best. We reinsure our insurance risks through internal reinsurance agreements and agreements with third party reinsurers.

Recent Developments

In December 2007, we announced that we entered into an agreement to acquire the Unitrin Business Insurance unit (“UBI”) of Unitrin, Inc. UBI conducts business in 30 states with geographic emphasis in the South, Northwest and Midwest and had total premium revenues of approximately $165 million in 2006. The purchase price is $55 million plus an amount equal to the combined statutory surplus of the 4 entities which we will acquire as part of the acquisition. As of December 31, 2007, the combined statutory surplus of the UBI entities was approximately $36 million. The transaction is expected to close at the end of the first quarter of 2008. The purchase is contingent on obtaining customary regulatory approvals.

In November 2007, the Board of Directors authorized the Company to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in the best interests of the Company. The Company repurchased 5,000 shares during 2007 related to this authorization.

Our Competitive Strengths and Growth Strategy

We plan to continue pursuing profitable growth and favorable returns on equity. Our approach involves the following:

Generate Underwriting Profits.  We intend to continue generating underwriting profits by controlling our operating expenses and focusing on underwriting specialty insurance risks in which we can use our expertise to price and structure policies to manage our claims expenses. We believe our competitive strengths include:

•	Focus on Specialty Insurance Markets. We focus on specialty markets in which we have underwriting, risk management and claims handling expertise. We also believe that larger insurance carriers generally do not aggressively pursue business in most of these markets. We target small business workers’ compensation risks in specific industry classes, because the loss experience of these risks is historically better than the loss experience presented by larger, more competitively priced risks in the same industry classes. In our specialty risk and extended warranty segment, we believe we work with our clients more closely than most of our competitors to customize specialty risk and extended warranty coverages for their products and monitor the performance of their coverages. In addition, our specialty risk and extended warranty coverages have generally provided predictable claims development without substantial exposure to catastrophes. The specialty middle-market property and casualty segment focuses on niche markets which we believe are underserved by larger carriers and are also less sensitive to the pricing volatility of the general insurance market.
•	Proprietary Technology and Efficient Systems. We have developed proprietary applications and efficient systems for underwriting new business, processing claims and monitoring the performance of our coverages and agents. We believe that we generally have a greater degree of control over profitability than our competitors and can take corrective action in a timely fashion.

•	Disciplined Underwriting. We believe that earning underwriting profits is best accomplished through careful risk selection. We regularly evaluate our underwriting guidelines in relation to actual results and make tailored revisions, such as the exclusion of a specific risk classification. We thoroughly review each new opportunity that we consider and, where applicable, customize the terms, conditions and exclusions of our coverage.
•	Actively Manage Claims. We believe that actively managing our claims is essential to reduce losses and loss adjustment expenses and to accurately establish reserves. We retain control of claims by monitoring our and our administrators’ performance through the analysis of timely policy and claims data, and by taking appropriate remedial action as necessary.

Opportunistically Grow Our Business.  We plan to continue to opportunistically expand our business in markets in which we believe we can use our specialized expertise and our proprietary technology to generate consistent underwriting profits through the following strategies:

•	Expand Existing Operations. We intend to continue to increase our presence in our chosen markets by seeking to expand our existing relationships with agents and other distributors, adding new distributors and developing new client relationships.
•	Expand Our Proprietary Technology and Efficient Systems. We plan to continue to develop our proprietary technology to improve our relationships with our producers and further reduce our underwriting expense ratio by increasing automation.
•	Prudent and Opportunistic Geographic Expansion. We intend to selectively expand our presence to additional domestic states, other European countries and additional foreign markets.
•	Selective Acquisitions. We intend to continue to acquire renewal rights to additional books of specialty insurance business that fit our underwriting capabilities. We may also make additional whole company acquisitions and anticipate that we will be able to use our stock as acquisition consideration.
•	Capitalize on Our Multinational Presence. We plan to continue using our multinational presence to opportunistically allocate capital and resources where we believe profitable business opportunities exist.
•	Manage Capital Actively. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining our A.M. Best ratings.
•	Maintain a Strong Balance Sheet. We continue to establish reserves carefully and monitor reinsurance recoverables exposure in order to maintain a strong balance sheet. We intend to maintain underwriting profitability in various market cycles and maximize an appropriate risk adjusted return on our growing investment portfolio.

Business Segments

The following table shows our gross written premium earned by segment for the years ended December 31, 2007, 2006 and 2005:

(amounts in thousands)	2007	2006	2005
Small Business Workers’ Compensation Insurance	$308,815	$258,930	$204,565
Specialty Risk and Extended Warranty	306,357	132,826	81,566
Specialty Middle-Market Property and Casualty Insurance	224,219	134,318	—
Total	$839,391	$526,074	$286,131

Additional financial information regarding our segments is presented in Note 23 “Segments” of the notes to our 2007 audited financial consolidated financial statements appearing elsewhere in this Form 10-K.

Small Business Workers’ Compensation Insurance

Through our small business workers’ compensation insurance segment we insure small businesses in low and medium hazard classes, such as restaurants, retail stores and physicians and other professional offices. Workers’ compensation insurance provides coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. We focus on small businesses because we believe these policyholders may not fit the underwriting criteria of larger carriers due to their small size (average of less than six employees insured per policy with a maximum of 75 employees at any location) and low average premiums. We believe we can profitably underwrite these accounts because our technology enables each risk to be individually underwritten and provides effective loss control for a large number of small risks. Because of the relatively small policy size, we believe that the small business segment is less competitive than the general workers’ compensation market. For these reasons, we believe that, historically, we have achieved higher retention and renewal rates than the general workers’ compensation market. We currently underwrite workers’ compensation insurance in 40 states and the District of Columbia through a network of approximately 9,000 independent wholesale and retail agents. Our small business workers’ compensation insurance segment accounted for approximately 36.8%, 49.2% and 71.5% of our gross premiums written in the years ended December 31, 2007, 2006 and 2005, respectively.

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

Our policy renewal rate on voluntary business (excluding assigned risk plans) that we elected to quote for renewal was 83%, 84% and 82% in 2007, 2006 and 2005, respectively.

Some of our commonly written small business risks include:

•	restaurants;
•	retail stores;
•	physician and other professional offices;
•	building management-operations by owner or contractor;
•	private schools;
•	hotels;
•	machine shops-light metalworking;
•	small grocery and specialty food stores;
•	wholesale shops; and
•	beauty shops.

Specialty Risk and Extended Warranty

Our specialty risk and extended warranty coverage segment primarily serves manufacturers, service providers, retailers and third party warranty administrators which provide coverage for accidental damage, mechanical breakdown and related risks for consumer and commercial goods. In 2007, approximately 55% of the gross premiums written in this segment was written in Europe while the balance was written in the United States. We expect the proportion of this segment’s gross written premiums represented by U.S. exposures to increase over time. We believe we can profitably underwrite coverage plans by managing the frequency and severity of losses through: (i) carefully selecting suitable administrators and coverage plans to insure, (ii) drafting restrictive, risk-specific coverage terms, (iii) proactively managing claims, and (iv) if necessary, adjusting our premiums. We often assist our clients in developing coverage plans by using historical product data and industry data to evaluate (or revise) pricing and contract terms. We believe that providing this expertise to our clients may give us a competitive advantage in this line of business. As of December 31, 2007, we provided coverage for approximately 300 extended warranty and accidental damage coverage plans. We distribute our specialty risk and extended warranty coverage primarily through warranty administrators and brokers, and also directly to manufacturers, service providers and retailers. Our specialty risk and extended warranty coverage segment accounted for approximately 36.5%, 25.3% and 28.5% of our gross premiums written in the year ended December 31, 2007, 2006 and 2005, respectively.

Our specialty risk and extended warranty business primarily covers selected consumer and commercial goods and other risks, including:

•	personal computers;
•	consumer electronics, such as televisions and home theater components;
•	consumer appliances, such as refrigerators and washing machines;
•	automobiles (no liability coverage);
•	cellular telephones;
•	heavy equipment;
•	homeowner’s latent defects warranty;
•	hand tools;
•	credit payment protection in the European Union;
•	residential properties; and
•	legal expenses.

In our specialty risk and extended warranty segment, we issue policies which have a term of 12 to 20 months. The policies insure the insured’s contractual liability under contracts which have terms ranging from one month to 84 months. The weighted average term is 31 months. In the event of poor results, we generally have the right to increase premium rates during the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is primarily dependent upon our management and review. We collect and analyze claims data to forecast future claims trends on a continuing basis. We also provide warranty administration services for a limited number of coverage plans in the United States.

Our renewal rate on specialty risk and extended warranty coverage plans that we elected to quote for renewal was over 90% for the years ended 2007, 2006 and 2005.

Specialty Middle-Market Property and Casualty Insurance

Through our specialty middle-market property and casualty insurance segment, we serve narrowly defined, homogeneous, commercial property and casualty insureds. The risks to which these insureds are exposed require in-depth knowledge of the industry segment in which the insured operates. Underwriting often entails customized coverage, loss control and claims services as well as risk sharing mechanisms. We partner with wholesale agents and claims administrators to originate and manage our book of business. We target small and middle-market businesses. The coverages offered consist primarily of workers’ compensation, general liability, commercial auto liability and, prospectively, commercial property insurance. As of December 31, 2007, we wrote 28 coverage plans through 17 independent agents. Our specialty middle market property and casualty insurance segment accounted for approximately 26.7% and 25.5% of our gross premiums written in the years ended December 31, 2007 and 2006, respectively.

The coverage is offered through accounts with various agents to multiple insureds, and the placing agents generally share a portion of the risk. Policyholders in this segment primarily include the following types of industries:

•	retail;
•	wholesale;
•	service operations;
•	artisan contracting;

•	light and medium manufacturing: and
•	habitational.

Workers’ compensation insurance comprised approximately 35% of this business in 2007 and primarily covers risks similar to the risks we cover in our small business workers’ compensation segment, but also covers, to a small extent, higher risk businesses. The general liability and commercial auto lines comprised approximately 30% and 20% of this business in 2007, respectively, and generally limit exposure through coverage limits of $1.0 million per occurrence on a net basis. In 2007, the specialty middle-market property and casualty segment produced approximately $215.1 million in gross premium written. Currently, claims for this segment are administered by third parties. We closely monitor the performance of third party administrators through the review and analysis of monthly claim data and periodic audits.

Acquisitions

Our acquisitions have historically been limited to the purchase of distribution networks and renewal rights from other insurance companies. In these transactions, we purchase access to the seller’s distribution networks, the right to hire certain of sellers employees, non-competition covenants and the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire. Our ability to renew policies is subject to our ability to negotiate mutually acceptable price and coverage terms with each insured. We typically pay the seller a combination of an initial purchase price and a percentage of the premiums we receive on business that we successfully renew. Because the cost of each transaction is ultimately based on the amount of business we renew, we believe that these transactions are generally more cost effective than traditional types of acquisitions. In 2007, our acquisitions primarily consisted of whole company transactions as we leveraged prior existing relationships in determining that a stock purchase was an attractive alternative to our previous growth strategy. We may also make additional whole company acquisitions and anticipate that we will be able to use our stock as acquisition consideration. We will continue to evaluate both types of transactions as they present themselves as we believe both types can be accretive to earnings and return on equity.

Associated

In September 2007, we acquired 100% of the issued and outstanding stock of Associated Industries Insurance Services, Inc. (“AIIS”) a Florida-based workers’ compensation managing general agency, and its wholly-owned subsidiary, Associated Industries Insurance Company (“AIIC”), (collectively, “Associated”). Associated is a Florida workers’ compensation insurer, also licensed in Alabama, Georgia and Mississippi. We paid approximately $38.9 million for AIIS. From the date of acquisition, AIIC wrote approximately $17.7 million of premiums in 2007.

IGI Group

In April 2007, we acquired, through a subsidiary, 100% the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition should enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. We paid approximately $15.2 million for IGI. From the date of acquisition, IGI wrote approximately $58.2 million of premiums in 2007.

Frisco Risk Partners

In March 2007, we acquired from Frisco Risk Partners (“Frisco”), a managing general agent specializing in workers’ compensation insurance, access to its distribution network and renewal rights to its existing business, over 90% of which was underwritten by the Company. We paid Frisco $0.7 million at closing and have agreed to pay approximately $0.8 million over a three year period on a quarterly basis if targets based on gross written premium are met. As of December 31, 2007, we have made additional payments of $0.3 million.

WIC

In June 2006, we acquired 100% of the issued and outstanding shares of WIC from Household Insurance Group Holdings Company (“HIG”). WIC had offered credit insurance products for HIG’s affiliated banks and finance companies. WIC is licensed in 50 states and the District of Columbia. HSBC Insurance Company of

Delaware (“HSBC”), an affiliate of HIG, and WIC entered into a reinsurance agreement pursuant to which HSBC reinsured all of WIC’s pre-acquisition liabilities. In addition, HIG provided WIC a guaranty, by which HIG guaranteed all of HSBC’s obligations to WIC. In connection with the acquisition, the Company paid HIG the sum of $7.5 million and WIC’s capital and statutory surplus as of the closing date, which was $15 million.

In connection with the acquisition of WIC, we agreed to write certain types of insurance for HIG that are 100% reinsured by HSBC. The premium written associated with this arrangement in 2007 and 2006 was approximately $33 million and $26 million, respectively.

Muirfield

In June 2006, we acquired from Muirfield Underwriters, Ltd. (“Muirfield”), access to its distribution network, the right to hire certain employees, non-competition covenants and the right, but not the obligation, to offer renewals to Muirfield’s policyholders. We paid Muirfield $2.0 million at closing and have agreed to pay a specified percentage of direct premiums written on new policies and renewal policies, quarterly, through the three year period ending May 31, 2009. Of the $2.0 million payment made at closing, $500,000 was an advance against the quarterly payments. As of December 31, 2007, we have made additional payments of approximately $0.3 million. Muirfield and its affiliates have agreed not to solicit workers’ compensation business prior to June 1, 2012. We wrote approximately $31 million and $14 million in premiums in 2007 and 2006, respectively.

Alea

In December 2005, we acquired from Alea North America Company and Alea North American Insurance Company (collectively “Alea”) access to its distribution network, a non-competition covenant and the renewal rights for certain specialty middle-market property and casualty business for payments equal to a percentage of premiums written on business we renew or otherwise generate for the next five years through the agent relationships we acquired from Alea. We paid to Alea a $12.0 million nonrefundable advance against these payments at the closing of this transaction. In connection with the acquisition, we hired approximately 40 former Alea employees, including substantially all of Alea’s former specialty middle-market property and casualty segment senior management and underwriting team.

Strategic Agreements and Partnering Relationships

Maiden

During the third quarter of 2007, the Company and Maiden Holdings, Inc. (“Maiden”) entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. The Company recorded approximately $59 million of ceding commission during 2007 as a result of this transaction.

Maiden is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. Messrs. Karfunkel and Mr. Zyskind contributed $50 million to Maiden Insurance and have a 18.6% ownership interest, inclusive of warrant exercise, in Maiden. In July 2007, Maiden raised approximately $480.6 million in a private placement. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Warrantech

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. The Company contributed $3.9 million for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20 million senior secured note due January 30, 2012 (note receivable — related party). Interest on the note is accrued monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech’s consumer product programs and on certain nationwide warranty programs, which produced premium of approximately $41.3 million during 2007. As the Company does not have control over Warrantech, the Company accounts for this investment under the equity method. The Company recorded investment loss of approximately $0.7 million from its equity investment for 2007, respectively. As of December, 2007 the carrying value of the note receivable was $20.7 million (note receivable — related party).

Geographic Distribution

TIC, RIC, WIC and AIIC, collectively, are licensed to provide workers’ compensation insurance in 45 states and the District of Columbia, and in the year ended December 31, 2007, we wrote workers’ compensation business in 40 states and the District of Columbia. The table below identifies, for the year ended 2007, the top ten producing states by percentages of our direct gross premiums written in our small business workers’ compensation insurance segment and the equivalent percentage for the years ended 2007, 2006 and 2005.

Percentage of Aggregate Workers’ Compensation Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2007	2006	2005
Florida	23.7%	22.4%	29.1%
New Jersey	13.3	15.3	12.1
Illinois	10.0	9.1	6.5
New York	9.2	11.7	12.0
Georgia	8.4	9.7	9.7
Pennsylvania	7.6	9.2	10.5
Virginia	2.9	1.6	1.8
South Carolina	2.6	2.6	2.2
Texas	2.5	2.9	5.6
North Carolina	2.0	0.1	—
All Other States and the District of Columbia	17.8	15.4	10.5

(1)	Direct premiums consist of gross premiums written other than those premiums assumed or written that are attributable to assigned risk plans.

We are licensed to provide specialty risk and extended warranty coverage in 50 states and the District of Columbia, and in Ireland and Great Britain, and pursuant to European Union law, certain other European Union member states.

Based on coverage plans written or renewed in 2007, 2006 and 2005, the European Union accounts for approximately 55%, 54% and 72%, respectively, of our specialty risk and extended warranty business and in 2007, the United Kingdom and Norway account for approximately 52% and 20%, respectively of our European specialty risk and extended warranty business. The table below shows the geographic distribution of our annualized gross premiums written in our specialty risk and extended warranty segment with respect to coverage plans in effect at December 31, 2007.

Percentage of Specialty Risk and Extended Warranty Gross Premiums Written by Country

	Year Ended December 31,
Country	2007	2006	2005
United States	45%	46%	21%
United Kingdom	29	26	42
Norway	12	18	7
Sweden	6	7	15
France	6	—	—
Czech Republic	1	2	6
Slovakia	1	1	2
Other	—	—	7
Total	100	100	100

The table below shows the distribution by state of our direct written premiums in our specialty middle-market property and casualty segment in 2006.

Percentage of Specialty Middle-Market Property and Casualty Direct Premiums Written By State

	Year Ended December 31,
State	2007	2006
New York	48%	45%
New Jersey	10	12
Pennsylvania	8	8
North Carolina	4	2
California	3	3
Illinois	2	2
Missouri	2	3
Florida	2	1
Tennessee	2	1
Massachusetts	2	1
Vermont	2	2
Delaware	2	2
All other States and the District of Columbia	13	18

Distribution

We market our small business workers’ compensation insurance products and specialty risk and extended warranty products through unaffiliated third parties that charge us a commission or, as is often the case in our specialty risk and extended warranty segment, charge an administrative fee to the manufacturer or retailer which offers the extended warranty or accidental damage coverage plan. Accordingly, the success of our business is dependent upon our ability to motivate these third parties to sell our products and support them in their sales efforts. The special middle-market property and casualty business is distributed through a limited number of qualified general and wholesale agents. The agent network is restricted to experienced, professional agents that have the requisite licensing to conduct business with AmTrust.

Small Business Workers’ Compensation

Currently, we have a network of approximately 9,000 independent wholesale and retail agents, located in 40 states and the District of Columbia. We plan to maintain our specialized small business workers’ compensation market focus and grow our policyholder base through development of additional agent relationships and expansion of current agent relationships. Our efforts to maintain and broaden our market include the continued development and enhancement of software that enables and promotes responsive interaction with our agents, including our proprietary web-based indicative rate quotation system. Our current system permits agents and brokers to determine whether a risk is within our eligible classes in real-time and enables the underwriters, in most cases, to make an underwriting determination within two business days of receiving a request. We also have enhanced our marketing and customer liaison capabilities for small-business workers’ compensation insurance by acquiring distribution networks and renewal rights from companies that had long-standing relationships with agents and the expertise and infrastructure to support placing and servicing the smaller workers’ compensation insurance accounts that make up the core of our workers’ compensation business. These acquisitions have expanded our geographic reach.

Specialty Risk and Extended Warranty

We market our specialty risk insurance and extended warranty coverage primarily through brokers and third party warranty administrators.

Specialty Middle-Market Property and Casualty

The specialty middle-market property and casualty segment currently is distributed through a network of 17 general and other wholesale agents in the United States. This coverage is offered through these wholesale agents to multiple retail agents and insureds. These wholesale agents typically have a substantial role in underwriting and claims administration as well. These agents or the ultimate insureds generally share a portion of the risk. We pay these agents commission based on the services they provide. In addition, generally, a substantial portion of the commission is based on the profitability over time of business written in a given year.

Underwriting and Pricing

Small Business Workers’ Compensation

We use proprietary web-based tools and computer applications to assist in the underwriting process for our small business workers’ compensation insurance. To begin the underwriting process, an agent logs on to our web-page and enters general information about the risk and automatically receives an indicative price quotation. If the prospective policyholder and agent elect to continue, the agent enters detailed information and submits an underwriting request. The underwriting request is electronically delivered to one of our underwriters who reviews the submission. If the underwriter approves the submission, the underwriter provides a quote to the agent. The complete submission record is indexed to the quote, and the policy is bound as soon as the customer pays the requisite down-payment. We issue our policies via the internet to agents who are responsible to deliver them to the insureds. Our system will not allow business to be placed if it does not fit within our guidelines. Due to our adherence to our underwriting guidelines and filed rates, we offer quotes on only about 40% of the coverage requests we receive and issue policies on approximately half of the quotes we provide. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions. As of December 31, 2007, we employed 51 underwriters in the small business workers’ compensation segment.

Specialty Risk and Extended Warranty

We underwrite our specialty risk coverage on a coverage plan-level basis, which involves substantial data collection and actuarial analysis as well as analysis of applicable laws governing policy coverage language and exclusions. We prefer to apply a historical rating approach in which we analyze historical loss experience of the covered product or similar products rather than an approach that attempts to estimate our total exposure without such historical data. In addition, we believe that the warranty administrator is very important to the profitability of each coverage we underwrite because the warranty administrator typically handles marketing and claims administration. Accordingly, the underwriting of each coverage plan includes a critical evaluation of the prospective warranty administrator. The results of our underwriting analysis are used to determine the premium we charge and to draft the coverage language and exclusions. The underwriting process in our specialty risk and extended warranty segment generally takes three months or more to complete. We ultimately underwrite approximately 20% of the specialty risk and extended warranty business we are offered. Our specialty risk and extended warranty business is underwritten primarily in London, where we employ three underwriters. We also employ one underwriter in the United States and two in Sweden.

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

Claims Administration

Small Business Workers’ Compensation

We internally administered the majority of our workers’ compensation claims. We have structured our claims operation to provide immediate and personal management of claims to guide injured employees through medical treatment, rehabilitation and recovery with the primary goal of returning the injured employee to work as promptly as practicable. We seek to limit the number of claim disputes with injured employees through early intervention in the claims process. We use a proprietary system of internet-based tools and applications that enable our claims staff to concentrate on investigating submitted claims, to seek subrogation opportunities and to determine the compensability of each claim. This system allows the claims process to begin as soon as a claim is submitted. Our adjusters handle an average workers’ compensation indemnity caseload of approximately 130 claims.

In 2007 approximately 80% of our small business workers’ compensation claims sought only medical expenses as opposed to an additional claim for lost wages. Based on industry data, we believe this rate exceeds the workers’ compensation industry average. We believe that we have such a high percentage of medical-only claims because of the nature of small businesses. We have entered into a consulting agreement with three consulting physicians pursuant to which they review certain serious claims. As of December 31, 2007 with respect to our small business workers’ compensation segment, approximately 0.8% of the 1,215 claims reported for accident year 2002 were open, 2.3% of the 2,516 claims reported for accident year 2003 were open, 3.2% of the 5,299 claims reported for accident year 2004 were open, 4.2% of the 7,592 claims reported for accident year 2005 were open, 9.4% of the 11,518 claims reported for accident year 2006 were open and 31.7% of the 14,248 claims reported for accident year 2007 were open.

Our small business workers’ compensation adjusters have an average of 20 years of experience. Supervision of the adjusters is performed by our internal claims manager in each region. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

We have small business workers’ compensation claims offices in Alabama, Florida, Georgia, Illinois, Iowa, Montana, New Jersey, Pennsylvania, Texas and Wisconsin.

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

Specialty Middle-Market Property and Casualty

In the specialty middle-market property and casualty segment third party administrators generally handle claims and provide periodic loss reports. Approximately 14 such providers administered this business as of December 31, 2007. We closely monitor the loss experience of each coverage we provide and audit claims paid by the administrators at least twice each twelve-month period. We intend to integrate claims administration into our systems over time, which will enable us to have immediate access to all claims information.

Reinsurance

Our insurance subsidiaries cede portions of their insurance risk to reinsurance companies through reinsurance agreements. Such agreements serve to limit our maximum loss as a result of a single occurrence. The cost and limits of the reinsurance coverage we purchase vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account. We have obtained excess of loss reinsurance for our small business workers’ compensation coverage and the workers’ compensation portion of our specialty middle-market property and casualty business segment. We have obtained variable quota share reinsurance for our European Union specialty risk and extended warranty insurance exposures. We have obtained reinsurance to cover the property portion of this business. We do not, at present, reinsure the general liability and auto liability portions of this business. We do not purchase finite reinsurance.

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

We purchase excess of loss workers’ compensation reinsurance to protect us from the impact of large losses. Under this reinsurance program, we pay our reinsurers a percentage of our net or gross earned insurance premiums, subject to certain minimum reinsurance premium requirements. Our reinsurance program for 2007 as well as 2008 includes multiple reinsurers in five layers of reinsurance that provide us with coverage in excess of a certain specified amount per loss occurrence, or retention level. Our reinsurance program for 2007 and 2008 provides coverage for claims in excess of $1.0 million per occurrence with coverage up to $130.0 million per occurrence, subject to certain exclusions and restrictions, including a $1.25 million aggregate deductible applicable to the first layer of this reinsurance coverage. Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.

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

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

The following table summarizes the ten reinsurers that account for approximately 85% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2007.

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2007
		($ In Thousands)
American Home Assurance Company	A+	$94,255
Maiden Insurance Company Ltd.	A-	55,973
National Workers’ Compensation Reinsurance Pool(1)		15,482
Munich Reinsurance Company	A+	12,790
PMA Capital Insurance Co.	B	12,450
Tokio Millennium Re Ltd	A+	12,273
Swiss Reinsurance America Corporation	A+	8,580
MIC Property & Casualty Insurance Corp	A-	8,319
Midwest Employers Casualty Company	A+	8,276
HSBC Insurance Company of Delaware(2)	A+	4,947

(1)	As per the NWCRP Articles of Agreement reinsurance is provided through a 100% Quota Share Reinsurance Agreement entered into among the Servicing Carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.
(2)	In connection with the acquisition of WIC, HSBC reinsures 100% of WIC’s pre-acquisition business. In addition, we agreed to write certain types of insurance that is 100% reinsured by HSBC.

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

January 1, 2008 to January 1, 2010.  From January 1, 2008 to January 1, 2010, we retain the first $1 million per occurrence on workers’ compensation claims other than those arising out of acts of terrorism. We cede losses greater than $1.0 million for such claims. Our reinsurance for such claims totals $129.0 million, structured as a five layer tower. The first three layers of this reinsurance exclude coverage for our participation in assigned risk plans. Coverage provided in the second layer expires January 1, 2009. Coverage in the last three layers of this reinsurance will expire in May 2008 and we currently are in the process of soliciting renewals.

•	The first layer of this reinsurance, provides $9.0 million of coverage per occurrence in excess of our $1.0 million retention. It has an annual aggregate deductible of $1.25 million and reinsures losses in excess of $1.0 million up to $10.0 million. Pursuant to these deductible provisions, we must pay a total amount of $1.25 million in workers’ compensation losses incurred in 2006 in excess of our $1.0 million retention before we are entitled to any reinsurance recovery. 45% of this layer is reinsured by Maiden Insurance.
•	The second layer provides $10.0 million of coverage per occurrence in excess of $10.0 million. This layer reinsures losses in excess of $10.0 million up to $20.0 million.
•	The third layer provides $30.0 million of coverage per occurrence for claims in excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million up to $50.0 million. It has limits of $10.0 million per individual. This means that if an individual is involved in a compensable claim, the maximum coverage provided under this layer would not exceed $10.0 million for that individual. It has an aggregate limit of $60.0 million for the entire 12-month contract period.
•	The fourth layer provides $30.0 million of coverage per occurrence for claims in excess of $50.0 million. It reinsures losses in excess of $50.0 million up to $80.0 million. It has limits of $10.0 million per individual and an aggregate limit of $60.0 million for the entire 12-month contract period.
•	The fifth layer provides $50.0 million of coverage per occurrence for claims in excess of $80.0 million. It reinsures losses greater than $80.0 million up to $130.0 million. It has limits of $10.0 million ($5.0 million for losses occurring before May 1, 2005) per individual and an aggregate limit of $100.0 million for the entire 12-month contract period.

January 1, 2006 to January 1, 2008.  From January 1, 2006 to January 1, 2008, we retain the first $1 million per occurrence on workers’ compensation claims other than those arising out of acts of terrorism. We cede losses greater than $1.0 million for such claims. Our reinsurance for such claims totals $129.0 million, structured as a five layer tower. The first three layers of this reinsurance exclude coverage for our participation in assigned risk plans. Coverage in the last three layers of this reinsurance will expire in May 2008 and we currently are in the process of soliciting renewals.

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

January 1, 2005 to January 1, 2006.  From January 1, 2005 to January 1, 2006, we retain the first $0.6 million per occurrence on workers’ compensation claims. We cede losses greater than $0.6 million for such claims. Our reinsurance for such claims totals $129.4 million, structured as a six layer tower. The first three layers of this reinsurance exclude coverage for our participation in assigned risk plans.

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

TRIA, as extended and amended, requires that commercial property and casualty insurance companies offer coverage (with certain exceptions, such as with respect to commercial auto insurance) for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed $100 million for each year. Under the TRIA program, the federal government covers 85% of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto insurance policies) covering risks in the United States. This deductible amount is 20% of such premiums.

TRIA, will expire at the end of 2014 and We cannot assure you that it will be renewed or that any such renewal will not be on materially less favorable terms.

Third Party Specialty Risk and Extended Warranty Reinsurance

Variable Quota Share Reinsurance.  Since January 1, 2003, we have had variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our specialty risk and extended warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our specialty risk and extended warranty insurance worldwide, except for creditor and GAP insurance. However, we do not cede to Munich Re the majority of our U.S. specialty risks and extended warranty business, although we may cede more of this U.S. business to Munich Re in the future.

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

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 15% to 50% of each covered risk, but Munich Re shall not reinsure more than £500,000 for each ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £500,000. For the majority of the business ceded under this reinsurance arrangement, we cede 15% of the risk to Munich Re, but for some newer or larger risks, we have the option to cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

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

When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, a case reserve is established within 30 days after the claim is reported and consists of anticipated medical costs, indemnity costs and specific adjustment expenses, which we refer to as defense and cost containment expenses (“DCC”). At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:

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

We began writing workers’ compensation in 2001. In 2001 and 2002, there was limited premium volume, with premiums beginning to increase substantially in 2003. In order to establish IBNR reserves, we project ultimate losses by accident year both through use of our historical experience, though limited, and the use of industry experience by state. Our consulting actuary projects ultimate losses in two different ways:

•	Monthly Incurred Development Method (Use of AmTrust factors). Monthly incurred loss development factors are derived from AmTrust’s historical, cumulative incurred losses by accident month. These factors are then applied to the latest actual incurred losses and DCC by month to estimate ultimate losses and DCC, based on the assumption that each accident month will develop to estimated ultimate cost in a similar manner to prior years. Given the limited historical experience, there is a substantial amount of judgment involved in this method.
•	Yearly Incurred Development (Use of National Council on Compensation Insurance, Inc. (“NCCI”) Industry Factors By State). Yearly incurred loss development factors are derived from either NCCI’s annual statistical bulletin or state bureaus. These factors are then applied to the latest actual incurred losses and DCC by year by state to estimate ultimate losses and DCC, based on the assumption that each year will develop to an estimated ultimate cost similar to the industry development by year by state.

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

As of December 31, 2007, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $405.3 million, of which $27.9 million was reserves from mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely on substantial judgment.

Estimating ultimate losses and loss adjustment expenses is an inexact process — a broad range exists around any estimate. Variability may be inherently greater given that AmTrust has been writing substantial premiums for only a few years. While management believes its estimates are reasonable, it is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.

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

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by AmTrust’s monthly factors as of December 31, 2007 (in millions):

	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$522.2	$27.9	$550.0
Gross reserve	593.0	27.9	620.8
Higher estimate	650.6	27.9	678.4
Net Workers’ Compensation Reserves:
Lower estimate	$320.5	$27.9	$348.4
Net reserve	377.4	27.9	405.3
Higher estimate	405.0	27.9	432.9

The higher estimate would increase reserves by $27.6 million and reduce net income and stockholders’ equity by $17.9 million. The lower net estimate would decrease reserves by $56.9 million and increase net income and stockholders equity by $37.0 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity but would affect future cash flow as losses are paid.

In 2005, we recognized a $1.0 million redundancy in prior year’s reserves. In 2006, we recognized a $0.5 million deficiency in prior year’s reserves, related primarily to our involuntary participation in the National Workers’ Compensation Reinsurance Pool or equivalent state pool which are administered by the National Council on Compensation Insurance (collectively, the “NCCI Pools”). In 2006, we recognized a $0.5 million deficiency in prior year’s reserves, related primarily to the NCCI pools. In 2007, we recognized a $2.1 million deficiency in prior year’s reserves related primarily to the NCCI pools. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. As we write more business and develop more reliable data, we assign more weight to our individual loss development factors than to industry-wide factors. Because our losses have developed more favorably than the industry as a whole, except for the NCCI pools, our actuarially projected reserves have decreased.

Specialty Risk and Extended Warranty

Specialty risk and extended warranty claims are usually paid quickly, development on a known claim is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, i.e. amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2007 for our specialty risk and extended warranty segment was $38.8 million. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2007 was $48.8 million. An upward movement of 5% on overall reserves would result in a reduction of income of $2.4 million before tax and $1.6 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $2.4 million before tax and $1.6 million after tax.

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

Different specialty risk and extended warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2007 for our specialty risk and extended warranty segment was $291.2 million. Though we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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

When a claim is reported, a third party administrator establishes an initial case reserve on our behalf for the estimated amount of the loss based on their view of the most likely outcome of the claim at that time. Initial case reserves are established within 30 days of the claim report date and consist of anticipated liability payments, first party payments, medical costs, and specific adjustment expense payment, which we refer to as defense and cost containment, or DCC expenses. This establishes a case incurred amount for a particular claim. The estimated amount of loss for a reported claim is based upon various factors, such as:

•	Line of business — General Liability, Auto Liability, or Auto Physical Damage
•	Severity of injury or property damage
•	Number of claimants
•	Statute of limitation and repose
•	Insurance policy provisions, especially applicable policy limits and coverage limitations
•	Expected medical procedures, costs, and duration treatment
•	Our knowledge of circumstances surrounding the claim
•	Possible salvage and subrogation
•	Judicial climate in the jurisdiction of occurrence

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

The third component of the reserves for loss and loss adjustment expenses is the estimate of the adjusting and other reserve, or AO reserve. This reserve is established for the costs of future unallocated loss adjustment expenses for all known and unknown claims. Our AO reserve covers primarily the estimated cost of administering claims by our claim staff. The final component of our reserves for loss and loss adjustment expense is the reserve for the NCCI pools.

We began writing general liability, commercial auto, and commercial property (jointly known as CPP) business in 2006. As a result, there is a limited amount of loss data available for analysis. In order to establish IBNR reserves for CPP lines of business, we project ultimate losses by accident year through the use of industry experience by line. The limited amount of CPP historical data does not allow us to develop our own development patterns. Instead, we rely on three methods that utilize industry development patterns by line of business:

•	Yearly incurred development (use of industry factors by line). For each line, the development factors are taken directly from Insurance Services Office, Inc. (“ISO”) loss development publications for a specific line of business. These factors are then applied to the latest actual incurred losses and DCC by accident year, by line of business to estimate ultimate losses and DCC.
•	Expected Loss Ratio. For each line, an expected loss ratio is taken from our original account level pricing analysis. These loss ratios are then applied to the earned premiums by line by year to estimate ultimate losses and DCC.
•	Bornhuetter-Ferguson Method. For each line, IBNR factors are developed from the applicable industry loss development factors and expected losses are taken from the original account level pricing analysis. IBNR factors are then applied to the expected losses to estimate IBNR amount of loss and DCC.

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

We establish IBNR reserves for CPP business lines by applying IBNR factors to expected ultimate loss and DCC by line. IBNR factors for each line are based on industry incurred loss development patterns. Ultimate loss and DCC by line is calculated by multiplying the earned premium by the average ultimate loss ratio for that line. The product of the IBNR factor and the estimate of ultimate loss and DCC constitute our IBNR reserve.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2007, 2006 and 2005, reflecting changes in losses incurred and paid losses:

	2007	2006	2005
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$295,805	$168,007	$99,364
Less: Reinsurance recoverables at beginning of year	44,127	17,667	14,445
Net balance, beginning of year	251,678	150,340	84,919
Incurred related to:
Current year	274,897	209,626	142,968
Prior year	2,089	514	(962)
Total incurred losses during the year	276,986	210,140	142,006
Paid losses and LAE related to:
Current year	(120,065)	(70,532)	(53,988)
Prior year	(59,990)	(38,270)	(22,597)
Total payments for losses and LAE	(180,055)	(108,802)	(76,585)
Commuted loss reserves	—	—	—
Net balance, December 31	348,609	251,678	150,340
Acquired outstanding loss and loss adjustment reserve	168,755	—	—
Plus reinsurance recoverables at end of year	258,028	44,127	17,667
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$775,392	$295,805	$168,007

As of December 31, 2007, our gross reserves for loss and loss adjusted expenses were $775.4 million, of which our IBNR reserves represented 57.3% of our gross reserves on that date. As of December 31, 2007, our gross loss reserves for our small business worker’s compensation segment was $616.8 million, our gross reserves for our specialty risk and extended warranty segment was $71.8 million and our gross reserves for specialty middle market segment was $86.8 million.

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

Loss Development

The table below shows the net loss development for business written each year from 1997 through 2007. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

The period from 1997 to 2000 relates primarily to business written prior to the acquisition of TIC and RIC by our current stockholders. Therefore, the high redundancies in these periods were attributable primarily to the runoff of these closed books of business update.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	10,679	8,972	10,611	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365
Net reserve estimated as of:
One year later	4,819	6,999	5,991	7,485	9,815	13,771	36,812	83,957	150,854	253,767
Two years later	4,197	5,855	5,466	6,653	10,034	13,804	37,954	83,293	150,516
Three years later	5,479	4,353	4,870	5,510	10,797	10,175	35,056	82,906
Four years later	6,129	4,609	4,245	5,510	10,797	11,179	34,844
Five years later	6,458	3,931	4,245	5,510	9,336	10,524
Six years later	6,758	3,931	4,245	5,510	9,179
Seven years later	6,523	3,931	4,245	5,510
Eight years later	6,523	3,931	4,245
Nine years later	3,523	3,931
Ten years later	3,523
Net cumulative redundacy (deficiency)	7,156	5,041	6,366	4,886	1,727	2,878	(1,448)	2,013	(176)	(2,089)

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Cumulative amount of reserve paid, net of reinsurance recoverables through:
One year later	44	203	222	542	971	1,904	5,079	51,738	24,050	38,010
Two years later	57	76	106	1,050	1,187	2,328	10,198	62,414	35,894
Three years later	38	127	212	1,117	1,439	2,877	13,043	70,351
Four years later	76	254	349	677	1,439	3,493	14,768
Five years later	127	419	169	677	1,526	3,670
Six years later	209	190	169	677	1,529
Seven years later	83	190	169	677
Eight years later	83	190	169
Nine years later	83	190
Ten years later	83
Net reserve – December 31,	10,679	8,972	10,611	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365
Reinsurance recoverables	2,174	391	531	821	1,742	4,078	3,529	14,445	17,667	44,127	258,027
Gross reserves – December 31,	12,853	9,363	11,142	11,217	12,648	17,480	36,925	99,364	168,007	295,805	775,392
Net re-estimated reserve	6,523	3,931	4,245	5,510	10,797	10,175	37,954	83,957	150,854	253,767
Re-estimated reinsurance recoverable	—	—	—	—	—	2,473	1,730	14,445	16,950	44,569
Gross re-estimated reserve	6,523	3,931	4,245	5,510	10,797	12,648	39,684	98,402	167,804	298,336
Gross cumulative redundacy (deficiency)	6,330	5,432	6,897	5,707	1,851	4,832	(2,759)	962	203	(2,531)

Investments

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investments guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of both U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National

Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commerical mortgage obligations. Our equity securities include common stocks of both U.S. and Canadian corporations. As of December 31, 2007, the Company held 11.5% of total invested assets in cash and cash equivalents. This relatively high concentration of cash and cash equivalents represents our reaction to the relatively flat debt yield curve and should enable the Company to quickly redeploy substantial assets should the interest rate environment change. See “Item 7. Investment Portfolio” for further information on the composition and results of our investment portfolio.

Our investment portfolio, excluding other investments, is summarized in the table below by type of investment.

	Year Ended December 31,
	2007		2006
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	($ In Thousands)
Cash and cash equivalents	$145,337	11.5%	$59,916	7.4%
Time and short-term deposits	148,541	11.8	196,140	24.2
U.S. treasury securities	19,074	1.5	22,799	2.8
U.S. government agencies	144,173	11.4	288,325	35.6
U.S. Agency – Mortgage backed securities	330,863	26.3	55,427	6.8
Municipals	10,428	0.8	—	—
Commercial mortgage obligations	4,153	0.3	—	—
Asset backed securities	10,226	0.8	—	—
Corporate bonds	369,733	29.3	93,168	11.5
Common stock	78,533	6.3	94,043	11.6
Preferred stocks	504	—	439	0.1
	$1,261,565	100.0%	$810,257	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2007 as rated by Standard and Poor’s.

S & P Rating	Percentage of Fixed Maturity Portfolio
U.S. Treasury	2.1%
AAA	57.3
AA	9.6
A	23.1
BBB, BBB+, BBB-	3.1
BB, BB+, BB-	2.0
B, B+, B-	1.2
Other (includes securities rated CC, CCC, CCC- and D)	1.6
Total	100.0%

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

United Kingdom

IGI, a company incorporated in the United Kingdom, will be managed and controlled in the U.K. and, therefore, will be treated as a resident in the U.K. for British tax purposes and subject to British corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by IGI will be subject to British corporation tax at the rate of 30% (rate was changed to 28% effective April 1, 2008).

For U.S. federal income tax purposes, IGI is a controlled foreign corporation and its income generally will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any British tax paid on such income.

If IGI carries on a trade in Ireland through a permanent establishment in Ireland, profits realized from such a trade in Ireland will be subject to U.K. corporation tax notwithstanding that such profits may also be subject to taxation in Ireland. A credit against the British corporation tax liability is available for any Irish tax paid on such profits, subject to the maximum credit being equal to the British corporation tax payable on such profits.

If we list our shares on a stock exchange in an EU member state or country with which the U.K. has a tax treaty, and provided that such shares are substantially and regularly traded on that exchange, British dividend withholding tax will not apply to dividends and other distributions paid by IGI to AII, provided we have made an appropriate declaration, in prescribed form, to IGI.

We expect that neither AmTrust nor any of its subsidiaries, other than IGI, will be resident in the U.K. for British tax purposes unless the central management and control of such companies is, as a matter of fact, located in the U.K. A company not resident in the U.K. for British tax purposes can be subject to British corporation tax if it carries on a trade through a branch or agency in the U.K. or disposes of certain specified assets (e.g., British land, minerals, or mineral rights, or unquoted shares deriving the greater part of their value from such assets). In such cases, the charge to British corporation tax is limited to trading income connected with the branch or agency, capital gains on the disposal of assets used in the branch or agency which are situated in the U.K. at or before the time of disposal, capital gains arising on the disposal of specified assets, with tax imposed at the rates discussed above, plus U.K. income tax (generally by way of withholding) on certain U.K. source income.

Insurance companies are subject to an insurance premium tax at 5%. The premium tax applies to premiums for most general insurance, such as for buildings and contents and motor insurance, where the insured risk is in the UK. Life assurance and other long term insurance remain exempt, though there are anti-avoidance rules surrounding long term medical care policies. As an anti-avoidance measure, the rate increases to 17.5% for insurance sold by suppliers of specified goods or services, i.e. mechanical breakdown insurance, travel insurance (irrespective of supplier), insurance sold with TV and car hire and, from April 1, 2004 forward, any “non-financial” guaranteed asset protection (“GAP”) insurance sold through suppliers of motor vehicles or persons connected with them.

In further anti-avoidance measures introduced March 22, 2007, the definition of “premium” was amended to make it clear that any payment received in respect of a right to require an insurer to provide, or offer to provide, cover under a taxable contract of insurance is regarded as a premium.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. AII, TIC and RIC were each assigned a letter rating of “A-” (Excellent) by A.M. Best in 2003 and WIC was assigned a letter rating of “A-” (Excellent) by A.M. Best in July 2006 and AIU was assigned a letter rating of “A-” (Excellent) by A.M. Best in 2007. These ratings have since remained unchanged.

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

AIIC and IGI are not currently rated by A.M. Best.

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

Legal Proceedings

On October 24, 2005, we received a letter from counsel for Ohio Savings Bank, now known as AmTrust Bank (the “Bank”), the owner of a federal trademark registration for the “AMTRUST” service mark, filed in November 1985, for use in connection with retail banking and mortgage services. The Bank alleged that our use of the “AMTRUST” service mark in an identical business would likely result in confusion, deception or mistake among consumers and therefore violated the bank’s trademark rights. The Bank requested confirmation that we would cease using the “AMTRUST” service mark in literature, advertisements, business cards, and the like, as a mark for mortgage services. In October 2005, we responded in writing, stating that we are in the insurance business rather than the banking or mortgage business, sell insurance exclusively through agents to sophisticated business customers and, therefore, there is neither a likelihood of confusion nor any trademark infringement. We also confirmed that we are not using the “AMTRUST” service mark in connection with mortgage services.

On September 12, 2007, we received a letter from new counsel for the Bank in response to our October 2005 letter, which asserts that the Bank has long used “AmTrust” in connection with insurance agency services and restated the Bank’s request that the Company cease and desist from any further use of the mark “AmTrust”. By letter dated October 2, 2007, we disputed the bank’s claim to a prior and superior right to use the service mark “AmTrust” in connection with insurance services or that there is a likelihood that an appreciable number of reasonably prudent purchasers will be confused by our concurrent use of the mark. We currently are engaged in negotiations with the Bank to resolve our competing claims regarding the “AmTrust” service mark. If we are unable to reach a mutually agreeable settlement, it is possible that the Bank would bring an infringement action to prevent us from using the “AmTrust” service mark, which we would resist aggressively. See “Risk Factors”.

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

REGULATION

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and the European Union (especially, Ireland and England) and are subject to relatively less regulation in Bermuda.

United States

We have four operating insurance subsidiaries domiciled in the United States, RIC, TIC, WIC and AIIC.

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

Change of Control

The insurance holding company laws of all or nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change of control of certain non-domestic insurance companies licensed in those states. Any future transactions that would constitute a change of control of RIC, TIC, WIC and AIIC, including a change of control of AmTrust, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of our insurance business within such state) and may also require pre-notification in the states where pre-notification provisions have been adopted. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AmTrust, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of AmTrust might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled (New York in the case of RIC, New Hampshire in the case of TIC, Delaware in the case of WIC and Florida in the case of AIIC) and, to a lesser extent, other states in which they conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some instances and regulate unfair trade and claims practices. In particular, workers’ compensation policy forms and rates are closely regulated in all or nearly all states. As workers’ compensation insurers, RIC, TIC, WIC and AIIC are also subject, to some degree, to regulation by the workers’ compensation regulators in the states in which they provide such insurance.

RIC, TIC, WIC and AIIC are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of RIC, TIC, WIC and AIIC to exit unprofitable markets.

Insurance producers, third party administrators, claims adjustors and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Our subsidiaries, ANA, Inc., Princeton, United Underwriting Agency, Inc. and AMT Warranty Corp. are subject to licensing requirements and regulation by insurance regulators in various states.

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

TRIA, as extended by TRIEA and TRIPRA, requires that commercial property and casualty insurance companies offer coverage (with certain exceptions, such as with respect to commercial auto liability) for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, pursuant to TRIPRA, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed $100 million. Under TRIPRA, the federal government covers 85% for acts of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto policies) covering risks in the United States. This deductible amount is 20% of such premiums.

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

In March 2007, New York State enacted comprehensive workers’ compensation reform, which included, among other things, an increase in benefits and a limit on the number of years that permanent partial disability claimants can receive benefits. Based on its analysis of the effect of the reform legislation, the New York Insurance Department, in July 2007, ordered an aggregate 20.5% decrease in workers’ compensation insurance rates. In addition, in February 2008, New York State enacted related legislation which will require workers’ compensation insurers to establish premiums based on loss cost multipliers instead of a mandated rate. At present, we are unsure how these changes will affect our business or results operations. In 2007, 9.2% of our workers compensation business was written in New York.

Producer Disclosures

The NAIC has proposed for adoption by the various states model legislation that would require insurance producers who either receive compensation from their customers in connection with the placement of insurance or represent their customers in connection with the placement of insurance to make certain disclosures to their customers regarding the compensation they receive from insurers and, in some cases, to obtain their customers’ documented acknowledgment of such compensation. A few states have already adopted some form of this compensation disclosure legislation, and more states may do so in the future. However, we do not believe that the enactment of this sort of legislation will have any significant effect on the business of RIC, TIC, WIC and AIIC.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. Examinations of the financial conditions of TIC and WIC were made as of December 31, 2006, by the New Hampshire Insurance Department and Delaware Insurance Department, respectively. An examination of the financial condition of RIC was made as of December 31, 2003 by the New York Insurance Department. Neither RIC, TIC nor WIC has been the subject of an examination of its market conduct, which would involve review by an insurance department of its compliance with laws governing marketing, underwriting, claims-handling and other aspects of its insurance business. An examination of the financial condition of AIIC was made as of December 31, 2006 by the Florida Office of Insurance Regulation prior to its acquisition by AmTrust.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to RIC, TIC, WIC and AIIC at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on the financial position of RIC, TIC, WIC and AIIC or results of their operations. RIC, TIC, WIC and AIIC, as of December 31, 2007, have established or will establish for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Residual Market Programs

Many of the states in which RIC, TIC, WIC and AIIC conduct business or intend to conduct business, require that all licensed insurers participate in a program to provide workers’ compensation insurance to those employers that have not or cannot procure coverage from an insurer on a voluntary basis. The level of required participation in such residual market programs of insurers, such as RIC, TIC, WIC and AIIC, is generally determined by calculating the volume of the voluntarily issued business in that state of the particular insurer as a percentage of all voluntarily issued business in that state by all insurers. The resulting factor is the proportion of the premiums the insurer must accept as a percentage of all premiums for policies issued in that state’s residual market program.

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in the NCCI pools where the results of all policies provided through the NCCI pools, are shared by the participating companies. Currently, RIC, TIC, WIC and

AIIC satisfy their residual market obligations by participating in the NCCI pool. Neither company issues policies to employers assigned to them except to the extent that we act as a servicing carrier for workers’ compensation assigned risk plans in Georgia and Virginia (“Assigned Risk Plans”).

Coverage provided by the Assigned Risk Plans is offered through servicing carriers, which issue policies to employers assigned to them by the Assigned Risk Plan’s administrator. Polices issued pursuant to the Assigned Risk Plans are 100% reinsured by the NCCI pool, which are funded by assessments on insurers which write workers’ compensation insurance in the states which participate in the Pools. Servicing carrier contracts in Georgia, Virginia and other states are awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the Pools. In 2007, we were awarded contracts to act as a servicing carrier for a percentage of premiums written through Arkansas, Indiana and Illinois assigned risk plans. We began writing policies effective January 1, 2008.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. Neither RIC, TIC, WIC nor AIIC has received any recoveries from such state-managed trust funds. The aggregate amount of cash paid by RIC, TIC, WIC and AIIC for assessments to state-managed trust funds for the years ended December 31, 2007, 2006 and 2005 was approximately $4.9 million, $0.7 million and $0.6 million, respectively.

Dividend Limitations

AmTrust is a holding company that transacts business through its operating subsidiaries. AmTrust’s primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay AmTrust’s direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds for AmTrust. The ability of AmTrust to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AmTrust. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, Ireland and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, AmTrust may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2007 AmTrust’s insurance subsidiaries could pay dividends to AmTrust of $187.2 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

RIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, RIC may only pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by RIC that, together with all dividends declared or distributed by RIC during the preceding 12 months, exceeds the lesser of (1) 10% of RIC’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) its adjusted net investment income during this period. At December 31, 2007, RIC could pay a dividend of $2.5 million.

TIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New Hampshire. Under New Hampshire law, TIC may not pay a dividend unless (1) it provides the New Hampshire Insurance Department with 30 days’ prior notice of the payment in the case of any extraordinary dividend and 15 days’ prior notice of the payment of any other dividend, and (2) within the prescribed notice period, the Department has either approved the payment or has not disapproved it or ordered it not to be paid. An extraordinary dividend is a dividend that, together with all dividends or distributions made within the preceding 12 months, exceeds 10% of an insurer’s policyholders’ surplus as of the preceding December 31. At December 31, 2007, TIC could pay a dividend of approximately $13.3 million.

WIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Delaware. Under Delaware law, WIC may not, without the approval of the Delaware Insurance Department, pay a dividend from any source other than WIC’s earned surplus. In addition, the Delaware Insurance Department must approve any dividend declared or paid by WIC that, together with all dividends declared or distributed by WIC in the preceding 12 months, exceeds the greater of (1) 10% of the WIC’s surplus as regards policyholders as of the 31 day of December next preceding; or (2) WIC’s net income, not including realized capital gains or pro rata distributions of any class of WIC’s own securities, for the 12 month period ending the 31 day of December next preceding. At December 31, 2007, WIC could pay a dividend of $5.7 million.

AIIC’s ability to pay dividends is subject to restrictions under insurance laws and related regulations of Florida which state that AIIC shall not pay any cash dividends to stockholders except out of the part of its available and accumulated surplus funds, which are derived from realized operating profit on its business and realized capital gains. Such cash dividend shall not exceed 10% of such surplus in any one year unless otherwise approved by the Department. Additionally, AIIC has stipulated that it will give the Department 30 days prior notice before paying dividends in excess of 75% of net gains from operations. At December 31, 2007, AIIC could pay a dividend of approximately $3.3 million.

Risk-Based Capital Regulations

The New York, New Hampshire, Delaware and Florida Insurance Departments require domestic property and casualty insurers, such as RIC, TIC, WIC and AIIC, to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2007, RIC’s, TIC’s, WIC’s and AIIC’s risk-based capital level exceeded the minimum level that would trigger regulatory attention.

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

As of December 31, 2007, AIIC, RIC and WIC had four, two and two ratios, respectively, outside the usual ranges. The results for AIIC were attributable to the strengthening of its reserves in 2007 prior to its acquisition by AmTrust. In the case of RIC and WIC, the ratios outside the usual range arise because they retain only a small portion of their respective gross written premium (each company retained 10% of its net written premium).

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

Statutory accounting practices established by the NAIC and adopted in part by the New York, New Hampshire, Delaware and Florida insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of RIC, TIC, WIC and AIIC and thus determine, in part, the amount of funds that are available to pay dividends to AmTrust.

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

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. AII, which reinsures risks of RIC, TIC, WIC and AIIC, is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement.

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

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, so that such holdings exceed or fall below the “specified levels” to notify the Irish Financial Regulator. The Irish Financial Regulator has three months from the date of submission of a notification within which to oppose the proposed transaction, if the Irish Financial Regulator is not satisfied as to the suitability of the acquirer “in view of the necessity to ensure sound and prudent management of the insurance undertaking.” A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the company becoming the acquirer’s subsidiary.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust Financial Services, Inc. or AmTrust International Insurance Ltd. would be considered to have an indirect holding in AIU at or over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be cleared with the Irish Financial Regulator prior to the transaction. The Irish Financial Regulator’s approval would be required if any person were to acquire a shareholding equal to or in excess of 10% of our outstanding common stock or in excess of one of the specified levels.

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

The amount of the minimum guarantee fund which AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2007 was approximately €6.7 million. The amount of the minimum guarantee fund may never be less than €3.0 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines issued by the Irish Financial Regulator.

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

Classification

AII is registered as a Class 3 insurer under the Insurance Act 1978 of Bermuda (the “Insurance Act”). AII is also licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. However, pursuant to its license, AII may not write any long-term business other than Credit Life Insurance without the prior approval of the BMA. General business broadly includes all types of insurance that is not long-term business.

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

Approved Actuary

Long-term insurers are required to submit an annual actuary’s certificate when filing its statutory financial returns. The actuary, who is normally a qualified life actuary, must be approved by the Authority.

Annual Statutory Financial Return

AII is required to file with the BMA statutory financial returns no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements themselves, the opinion of the loss reserve specialist and the approved actuary’s certificate. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in his opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

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

AII is required to establish and maintain a long-term business fund and no payment may be made directly or indirectly from AII’s long-term business fund for any purpose other than a purpose related to the AII’s long-term business, unless such payment can be made out of any surplus certified by AII’s approved actuary to be available for distribution otherwise than to policyholders. AII is required to obtain a certain certification from its approved actuary prior to declaring or paying any dividends. Such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities (as certified by the approved actuary) by the amount of the dividend and at least $250,000. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

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

United Kingdom

IGI Insurance Company Limited (IGI) is a non-life insurance company organised under the laws of the UK (including the Companies Act 2006, Financial Services and Markets Act 2000 and the Data Protection Act 1986 (as amended) and the European Communities non-life framework regulations 1994 (as amended).

IGI Insurance Company has been authorized by the FSA to underwrite various classes of non-life business and as an authorized firm, is permitted to carry on insurance business in any other member state of the European Economic Area (EEA) by way of “freedom of services” or “freedom of establishment”, on the basis that is has notified the FSA of its intention to do so and subject to complying with such “general good” conditions as may be laid down by local regulatory authorities.

Change in Control

The FSMA requires controllers of insurers to be approved by the FSA. This includes individuals or corporate bodies who wish to take, or increase, control in an FSA authorized insurer. A change in control also occurs when an existing controller decreases control.

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital of the authorized insurer or (ii) owns or controls 10% or more of the issued share capital of a controller of the authorized firm (which will include in the case of IGI, AmTrust Financial Services, Inc and AmTrust International Insurance, Ltd.) or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers.

Financial Requirements and Regulatory Guidelines

IGI is required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) which the FSA issues in respect of the company. The ICG is the amount of capital resources that the FSA considers a company should carry to maintain financial adequacy taking into account the Company’s business profile, structure and risk management systems. As of December 31, 2007, IGI’s Required Minimum Capital was £6.8 million.

Restrictions on Dividends

IGI may only make distributions out of profits available for distribution. These are its accumulated, realised profits so far as not previously distributed or capitalised, less its accumulated, realised losses so far as not previously written off in a reduction or reorganisation of capital. The test of whether the distribution is legal is applied by reference to relevant accounts complying with specified requirements.

Offices

Our principal executive offices are located at 59 Maiden Lane, 6th Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com.

Employees

As of December 31, 2007, we had approximately 625 employees worldwide. None of our employees are covered by any collective bargaining agreement. Certain members of our management team have employment agreements. The remainder of our employees are at-will employees.

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

The specialty middle-market property and casualty segment we entered in December 2005 includes commercial lines we have not historically written, including general liability, auto liability and property, as well as workers’ compensation. Because we have limited historical experience with certain of these commercial lines, we may be less able to accurately estimate our loss reserves for these products.

If we change our reserve estimates for any line of business, these changes would result in adjustments to our reserves and our loss and loss adjustment expenses incurred in the period in which the estimates are changed. If the estimate were increased, our pre-tax income for the period in which we make the change will decrease by a corresponding amount. We have not made any material adjustments. However, during 2004, we increased our loss reserves for previous years by $3.4 million, which constituted 3.8% of the total incurred loss and loss adjustment expense incurred for 2004. In 2005, we recognized a $1.0 million redundancy in the prior year’s reserves. In 2006, we recognized a $0.5 million deficiency in 2005 reserves. In 2007, we recognized a $2.1 million deficiency in prior year’s reserves related primarily to the NCCI Pools. The redundancy in 2005 resulted in part from a decrease in our actuarially ultimate projected losses based on actual loss experience. The reserve deficiency recognized in 2006 related primarily to the development of losses incurred as a result of our mandatory participation in the NCCI Pools. An increase in reserves results in a reduction in our surplus which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write.

Rating agencies evaluate insurance companies based on their ability to pay claims. Our domestic insurance subsidiaries, TIC, RIC and WIC, our Irish subsidiary AIU, and our Bermuda subsidiary, AII, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating, which is the fourth highest of 16 rating levels, is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

There can be no assurance that TIC, RIC, WIC, AIU and AII will be able to maintain their current ratings. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies. Some of our policyholders are required to maintain workers’ compensation coverage with an insurance company with an A.M. Best rating of “A-” (Excellent) or better. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best rating.

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Beginning in 2000 and accelerating in 2001, the property and casualty insurance industry experienced a market reflecting increasing premium rates and more conservative risk selection. We believe these trends slowed beginning in 2004 and that the current insurance market is a more competitive market environment in which underwriting capacity and price competition has increased. This additional underwriting capacity may result in increased competition from other insurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline. Because this cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. We experienced increased price competition in certain of our target markets during 2005, 2006 and 2007, and these cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we were unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our financial condition would be adversely affected. As of December 31, 2007, we had an aggregate amount of approximately $273 million of recoverables from third party reinsurers on paid and unpaid losses.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

Maiden Holdings, Ltd, (“Maiden”) is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind, our principal shareholders, and, respectively, the Chairman of our Board of Directors, a Director and our Chief Executive Officer. Messrs. Karfunkel, Karfunkel and Zyskind control approximately 59% of our outstanding shares of common stock and 18.6% of Maiden’s outstanding shares of common stock assuming the exercise of their warrants in Maiden. Mr. Zyskind serves as Chairman of the Board of Maiden. Max G. Caviet, an executive officer of AmTrust, serves as President and Chief Executive Officer of Maiden and will continue to serve as an executive officer of both companies during a transitional period which will not extend beyond June 30, 2008. Following the transitional period, Mr. Caviet is expected to resign his positions at AmTrust. Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should the interests of AmTrust and Maiden diverge.

Mr. Zyskind’s service as our President and Chief Executive Officer and Chairman of the Board of Maiden, and Mr. Caviet’s service for a transitional period as an executive officer of AmTrust and as Maiden’s President and Chief Executive Officer, could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If AmTrust and Maiden are in the future deemed to be competitors within the meaning of the Clayton Act, certain thresholds relating to direct competition between AmTrust and Maiden are met, and the Department of Justice and Federal Trade Commission challenge the arrangement, Messrs. Zyskind and Caviet may be required to resign their positions with one of the companies, and/or fines or other penalties could be assessed against Messrs. Zyskind and Caviet and AmTrust.

We are dependent on Maiden for commission and fee income.

We are dependent on Maiden for commission and fee income through the quota share reinsurance agreement by which Maiden’s subsidiary, Maiden Insurance Company, Ltd. (“Maiden Insurance”), reinsures AmTrust’s insurance subsidiaries; the asset management agreement between Maiden and Maiden Insurance and our subsidiary, AII Insurance Management Ltd., by which we manage Maiden’s and Maiden Insurance’s invested assets; and the reinsurance brokerage agreement, by which our subsidiary, AII Reinsurance Broker Limited provides Maiden Insurance certain reinsurance brokerage services. Effective July 1, 2007, Maiden Insurance assumes, through the quota reinsurance, approximately 40% of our net business premiums. The term of our quota share reinsurance agreement with Maiden Insurance is for a period of three years, subject to certain early termination rights. We receive a ceding commission of 31% of ceded written premiums. Pursuant to the asset management agreement, we receive a quarterly fee equal to 0.0875% of the average value of Maiden’s and Maiden Insurance’s invested assets. The asset management agreement has a one year term and will renew automatically for successive one year terms unless notice of intent not to renew is provided. Pursuant to the reinsurance brokerage agreement, we receive a brokerage commission equal to 1.25% of the premium ceded to Maiden Insurance under the quota share reinsurance agreement.

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

The incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage. In 2007, we started writing commercial property insurance in our specialty middle-market property and casualty segment. A geographic concentration of property coverage would increase our exposure to catastrophic losses.

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

We have expanded our business historically through internally generated growth and acquisitions of renewal rights to existing business and related distribution networks, and the acquisition of whole companies. We plan to continue to seek to make opportunistic acquisitions. We believe that certain of our competitors also may plan to make similar acquisitions. The costs and benefits of future acquisitions are uncertain. There is no assurance that we will be able to successfully identify and acquire additional existing business on acceptable terms or that we will be successful in integrating any business that we acquire. In addition, if we acquire whole companies, as opposed to renewal rights, we may acquire unanticipated liabilities.

Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 45% of our premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

In Florida, the state in which we write the most workers’ compensation insurance premiums, insurance regulators set the premium rates we may charge. The Florida insurance regulators may set rates below those that we require to maintain profitability. For example, in October 2005, the Florida Office of Insurance Regulation approved an overall average 13.5% decrease in premium rates for all workers’ compensation insurance policies written by Florida licensed insurers in 2006. In October 2007, the Florida Office of Insurance Regulation approved an 18.4% overall rate reduction. We are unsure how these changes will affect our business or results of operations.

In March 2007, New York enacted new legislation to implement fundamental changes to New York’s workers’ compensation law. These changes, among other things, reflect an increase in benefits and a limit on the number of years that permanent partial disability claimants can receive benefits. The changes took effect immediately with certain sections to be phased-in through February 2008. In July 2007, the New York Insurance Department approved an overall average 20.5% decrease in workers’ compensation premium rates effective October 1, 2007. Effective February 1, 2008, New York enacted legislation which provides that workers’ compensation rating board (the “Board”) and “loss cost multipliers” to be filed by individual insurers, as opposed to the filing of rate by the Board. At present, we are unsure how these changes will affect our business or results of operations. In 2007, 9.2% of our workers’ compensation business was written in New York.

A decline in the level of business activity of our policyholders could negatively affect our earnings and profitability.

In 2007, primarily all of our workers’ compensation gross premiums written were derived from small businesses. Because workers’ compensation premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. Because of their size, small businesses may be more vulnerable to changes in economic conditions. We believe that the most common reason for policyholder non-renewals is business failure. As a result, our workers’ compensation gross premiums written are primarily dependent upon economic conditions where our policyholders operate.

Our inability to register the “AMTRUST” service mark with the United States Patent and Trademark Office in connection with operation of our business could expose us to trademark infringement by others.

Some other companies currently use the “AMTRUST” service mark in connection with their businesses in the United States, including Ohio Savings Bank, which registered the mark “AMTRUST” with the United States Patent and Trademark Office (“PTO”) in 1985. On October 24, 2005, we received a letter from counsel for Ohio Savings Bank (the “Bank”), the owner of a federal trademark registration for the “AMTRUST” service mark, filed in November 1985, for use in connection with retail banking and mortgage services. The Bank alleged that our use of the “AMTRUST” service mark in an identical business would likely result in confusion, deception or mistake among consumers and therefore violated the bank’s trademark rights. The Bank requested confirmation that we would cease using the “AMTRUST” service mark in literature, advertisements, business cards, and the like, as a mark for mortgage services. In October 2005, we responded in writing, stating that we are in the insurance business rather than the banking or mortgage business, sell insurance exclusively through agents to sophisticated business customers and, therefore, there is neither a likelihood of confusion nor any trademark infringement. We also confirmed that we are not using the “AMTRUST” service mark in connection with mortgage services. In October 2007, the Company and the Bank resumed correspondence in an effort to settle this matter, and discussions are ongoing.

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

As of December 31, 2007, we provided small business workers’ compensation insurance in 40 states and the District of Columbia and specialty risk and extended warranty coverage insurance in all 50 states and the

District of Columbia. Although we have expanded our operations into new geographic areas and expect to continue to do so in the future, in the year ended December 31, 2007, Florida, New Jersey, Illinois, New York, Georgia and Pennsylvania accounted for approximately 72% of the direct gross premiums written in our small business workers’ compensation business, with Florida accounting for approximately 24% (it is anticipated that the acquisition of AIIC in September 2007 will increase the percentage of our business in Florida for 2008). In Europe, approximately 52.3% of our gross premiums written for the year ended December 31, 2007 were derived from policyholders in the United Kingdom (it is anticipated that the acquisition of IGI in April 2007 will increase the percentage of our business in the United Kingdom for 2008). Consequently, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that have a larger percentage of their gross premiums written diversified over a broader geographic area. Unfavorable changes in economic conditions affecting the states or countries in which we write business could adversely affect our financial condition or results of operations.

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

AII is not licensed or admitted as a reinsurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted reinsurers on their statutory financial statements unless appropriate security mechanisms are in place, AII is typically required to post letters of credit or other collateral. If we were unable to arrange for adequate collateral on commercially reasonable terms to secure the reinsurance obligations of AII, AII could be limited in its ability to reinsure the business of TIC, RIC, WIC and AIIC and any unrelated insurance companies.

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

A significant amount of our assets is invested in fixed income securities and is subject to market fluctuations.

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2007, our investment in fixed income securities was approximately $0.9 billion, or 70% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2007, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $28 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. Investment returns are currently, and could continue to remain, under pressure due to current economic uncertainty and volatility and the shape of the yield curve.

While we attempt to manage these risks through investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. As a result, our exposure to any of the above credit risks could materially and adversely affect our results of operations.

We invest some of our assets in equity securities, which may decline in value.

We invest a portion of our investment portfolio in equity securities. At December 31, 2007, our investments in equity securities were approximately $79 million, or 6% of our investment portfolio. We reported provisions for other than temporary impairments in the value of our equity securities provisions in the amounts of $30.6 million in 2007, $7.3 million in 2006 and $7.7 million in 2005.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2007, 2006 and 2005, 11.5%, 13.6% and 19.2%, respectively, of our net premiums written were written in currencies other than the U.S. dollar. As of December 31, 2007 and 2006, approximately 8% of our cash and investments were denominated in non-U.S. currencies. Because we write business in the EU and the United Kingdom, we hold investments denominated in Euros and British Pounds and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

Our business is dependent on the efforts of our executive officers.

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets and relationships with our independent agencies and warranty administrators. Our principal executive officers are Barry D. Zyskind, Ronald E. Pipoly, Jr., Michael Saxon, Christopher Longo and Max Caviet. We have entered into employment agreements with all of our principal executive officers. Mr. Caviet has entered into a transitional employment agreement with Maiden Holdings, Ltd. to be its president and chief executive officer, with the expectation that he will be a full time Maiden employee by June 30, 2008 (Maiden was formed to provide customized reinsurance products to subsidiaries of AmTrust and small insurance companies and managing general agents in the United States and Europe). Should any of our other executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and/or the specialty risk sectors that we target, and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers or other employees.

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

AmTrust is a holding company that transacts business through its operating subsidiaries. AmTrust’s primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay AmTrust’s direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds for AmTrust. The ability of AmTrust to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AmTrust. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, Ireland, England and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, AmTrust may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2007 AmTrust’s insurance subsidiaries could pay dividends to AmTrust of $187.2 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

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

In addition, as a condition to conducting workers’ compensation business in most states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier willing to provide coverage on a voluntary basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we are compensated for our participation in these pools by receiving a share of the premium paid to the pools, this compensation is often inadequate to cover the cost of our losses arising from our participation in these pools. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. We currently participate in mandatory pooling arrangements in 13 states. Our premiums from mandatory pooling arrangements were $16.5 million, $12.7 million and $17.7 million, respectively, for the years ended December 31, 2007, 2006 and 2005. These mandatory pooling arrangements caused our net combined ratio to increase by 1%, 1% and 2.6% for the twelve months ended December 31, 2007, 2006 and 2005, respectively. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability of other members in the pool.

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

We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the United States Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act of 2002 (“TRIA”) requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extended the federal assistance program through 2007, but it also had set a per-event threshold that must be met before the federal program becomes applicable (and it also increased the insurers’ statutory deductibles). TRIEA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), a seven year extension through December 31, 2014.

Pursuant to TRIA, AmTrust’s insurance companies must offer insureds coverage for acts of terrorism that are certified as such by the U.S. Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General, for an additional premium or decline such coverage. Under TRIA and TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 million in the aggregate during any one year. Once the program trigger is met, the federal government will reimburse commercial insurers for up to 85% of the losses due to certified acts of terrorism in excess of a deductible equal to 20% of the insurer’s direct earned commercial lines premiums for the immediately preceding calendar year. We estimate that our deductible would be approximately $115.4 million for 2008. Because there are substantial limitations and restrictions on the protection against terrorism losses provided to us by our reinsurance and the risk of severe losses to us from acts of terrorism remains. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and TRIA protections and could adversely affect our business and financial condition.

We reinsure a portion of the risk we retain under the program in the cumulative amount of $110 million in excess of $20 million per occurrence. However, our terrorism reinsurance does not provide coverage for an act stemming from nuclear, biological or chemical terrorism.

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

The federal terrorism risk assistance provided by TRIA, TRIEA and TRIPRA will expire at the end of 2014, there is no guaranty that terrorism insurance will be readily available or affordable before or after such. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks. Any future renewal by Congress may be on substantially less favorable terms.

AII may become subject to taxes in Bermuda after March 28, 2016.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given AII an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AII or any of its operations, shares, debentures or other obligations until March 28, 2016. See “Business — Certain International Tax Considerations.” Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that AII will not be subject to any Bermuda tax after March 28, 2016. In the event that AII becomes subject to any Bermuda tax after such date, it may have a material adverse effect on our financial condition and results of operations.

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

Changes in accounting standards by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results or operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

Risks Related to Our Common Stock

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which many cause the price of our shares to be volatile.

Our common stock is listed on the Nasdaq under the symbol “AFSI”. However, the market price for shares of our common stock may be highly volatile. Our performance, as well as government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

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

Based on the number of shares outstanding as of December 31, 2007, George Karfunkel, Michael Karfunkel and Barry D. Zyskind, directly or indirectly, collectively own or control approximately 59% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions (including related party transactions). These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASD Rule 4350(c)(5). A majority of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

If we were to cease being a controlled company as a result of issuance of common stock by us or sales of common stock by George Karfunkel, Michael Karfunkel or Barry D. Zyskind, we would have to comply with the board committee independence requirements of the Nasdaq within specified periods, which would involve having an entirely independent compensation and governance and nominating committees within one year after ceasing to be a controlled company. If we are unable to achieve compliance with these requirements, our common stock could be de-listed from the Nasdaq.

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

In November 2006, we registered the resale of 25,568,000 shares of common stock by persons who purchased common stock in a private placement in February 2006 and 16,000 restricted shares issued to certain employees on September 1, 2006 pursuant to the Plan. In December 2007, we registered the reoffer and resale of 5,978,300 shares of common stock acquired upon exercise of stock options issued or to be issued, or restricted stock awarded, pursuant to the Plan. Theses shares are freely tradeable under the Act, except for any shares purchased by a person who is an affiliate of AmTrust.

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

AIU is domiciled in the Republic of Ireland. Irish law requires that anyone acquiring or disposing of a “qualifying holding” in AIU, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, so that such holdings exceed or fall below, the “specified levels” to notify the Irish Financial Regulator. The Irish Financial Regulator has three months from the date of submission of a notification within which to oppose the proposed transaction, if the Irish Financial Regulator is not satisfied as to the suitability of the acquirer “in view of the necessity to ensure sound and prudent management of the insurance undertaking.” A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the company becoming the acquirer’s subsidiary. In addition, AIU shall, at such times as may be specified by the Irish Financial Regulator and at least once a year, notify the Financial Regulator of the names of shareholders or members possessing qualifying holdings and the size of such holdings.

AIIC is domiciled in Florida. Before a person may acquire control of a Florida insurance company, prior written approval must be obtained from the Florida Insurance Commissioner. Prior to granting approval of an application to acquire control of a Florida insurer, the Florida Insurance Commissioner will hold a public hearing on the acquisition and consider such factors as the financial strength of the applicant, the competence, experience and integrity of the persons who would control the operations of the domestic insurer, applicant’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results or hazards to the insurance-buying public that may arise from the consummation of the acquisition of control. Pursuant to the Florida insurance holding company statute, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and polices of a company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of company; however, the Florida Office of Insurance Regulation, after notice and a hearing, may determine that “control” exists in fact, notwithstanding the absence of a presumption to that effect. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of AIIC, the insurance change of control laws of Florida would apply to such a transaction.

IGI is domiciled and registered in England and Wales and authorized by the Financial Services Authority (the “FSA”). Before a person may acquire control of an FSA authorized company (a “controller”), prior written approval must be obtained from the FSA. Prior to granting approval of an application to acquire control of an FSA authorized company, the FSA will consider such factors as the financial strength of the applicant, the fitness and propriety of the applicant’s board of directors and executive officers, the acquirer’s plans for the future operations of the insurer and the prejudice to the interests of policyholders that may arise from the acquisition of control. Pursuant to the Financial Services and Markets Act of 2000, a controller in relation to IGI is defined as a person or entity who falls within any of the following cases: where the person or entity (a) holds 10% or more of the shares in IGI; or (b) is able to exercise significant influence over the management of IGI through his shareholding in IGI; or (c) holds 10% or more of the shares in a parent undertaking of IGI; or (d) is able to exercise significant influence over the management of a parent undertaking through his shareholding in a parent undertaking; or (e) is entitled to exercise, or control the exercise of, 10% or more of the voting power in IGI; or (f) is able to exercise significant influence over the management of IGI through his voting power in IGI; or (g) is entitled to exercise, or control the exercise of, 10% or more of the voting power in a parent undertaking; or (h) is able to exercise significant influence over the management of a parent undertaking through his voting power in a parent undertaking. A parent undertaking is an undertaking which has, amongst others, the following relationship to another undertaking (“S”): (i) it holds a majority of the voting rights in S; or (ii) it is a member of S and has the right to appoint or remove a majority of its board of directors; or (iii) it has the right to exercise a dominant influence over S through provisions contained in S’s memorandum or articles or a control contract; or (iv) it is a member of S and controls alone, under an agreement with other shareholders or members, a majority of the voting rights in S; or (v) it has the power to exercise, or actually exercises, dominant influence or control over S or it and S are managed on a unified basis; or (vi) it is a parent undertaking of a parent undertaking of S. Because a person acquiring 10% or more of our common stock would indirectly control the same percentage of the stock of IGI, the insurance change of control laws of England and Wales would apply to such a transaction.

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

AmTrust’s income is generated primarily from our insurance subsidiaries. The laws of New York, New Hampshire, Delaware, Florida, Ireland, England and Bermuda regulate and restrict, under certain circumstances, the ability of our insurance subsidiaries to pay dividends to AmTrust. If AmTrust’s insurance subsidiaries could not pay dividends to AmTrust, AmTrust could not, in turn, pay dividends to shareholders. In addition, the terms of AmTrust’s junior subordinated debentures limit, in some circumstances, AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions on dividends or other restrictions. For these reasons, AmTrust may be unable to pay dividends on its common stock. As of December 31, 2007 AmTrust’s insurance subsidiaries collectively could pay dividends to AmTrust of $187.2 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus. On September 1, 2006 our board of directors approved the payment of a cash dividend of $0.02 per share on October 15, 2006. On December 12, 2006 our Board of Directors approved the payment of a cash dividend of $0.02 per share on January 16, 2007 to the shareholders of record on January 2, 2007. On March 9, 2007 our Board of Directors approved the payment of a cash dividend of $0.02 per share on April 16, 2007 to the shareholders of record on April 2, 2007. On June 8, 2007 our Board of Directors approved the payment of a cash dividend of $0.025 per share on July 16, 2007 to the shareholders of record on July 2, 2007. On September 7, 2007 our Board of Directors approved the payment of a cash dividend of $0.025 per share on October 15, 2007 to the shareholders of record on October 1, 2007. On December 4, 2007 our Board of Directors approved the payment of a cash dividend of $0.04 per share on January 15, 2008 to the shareholders of record on January 2, 2008.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own a 63,000 square foot building in Cleveland, Ohio. In addition, we lease an aggregate of approximately 175,000 square feet of office space in over twenty locations. See “Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “AFSI” on November 13, 2006. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share. As of February 13, 2008, there were approximately 162 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares, as reported by the NASDAQ Global Market composite tape, and the cash dividends declared with respect to such shares:

2007	High	Low	Cash Dividends Declared
First quarter	$11.91	$8.31	$0.020
Second quarter	$19.55	$10.45	$0.025
Third quarter	$22.08	$12.58	$0.025
Fourth quarter	$17.61	$11.24	$0.040

2006	High	Low	Cash Dividends Declared
Fourth quarter (November 13 through December 31)	$9.00	$7.50	$0.020

Dividend Policy

Our board of directors has historically declared the payment of quarterly dividends. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements. Additionally, AmTrust’s income is generated primarily from our insurance subsidiaries. The laws of New York, New Hampshire, Delaware, Florida, Ireland, United Kingdom and Bermuda regulate and restrict, under certain circumstances, the ability of our insurance subsidiaries to pay dividends to AmTrust. In addition, the terms of AmTrust’s junior subordinated debentures would limit, in the event of a default, AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For additional information regarding restrictions on the payment of dividends by us and our insurance company subsidiaries, see “Regulation.”

Common Stock Performance Graph

Set forth below is a line graph comparing the dollar in the cumulative total shareholder return on the company’s Common Stock, for the period beginning November 13, 2006 (the first trade date of the Company’s common stock) and the ending on December 31, 2007 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of five selected insurance companies over the same period. The peer group consists of AMERISAFE, Inc., Markel Corp., Meadowbrook Insurance Group, Inc., Philadelphia Consolidated Holding Corp. and Tower Group, Inc. The graph shows the change in value of an initial $100 investment on November 13, 2006.

Comparative Cumulative Total Returns Since 11/13/06 for AmTrust Financial Group,
Insurance Peer Group and the NASDAQ Global Market Stock Market Index

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO Seidman LLP, our independent auditors. The selected balance sheet data as of December 31, 2005 is derived from our audited financial statements, which have been prepared in accordance with GAAP and have been audited by BDO Seidman, LLP. The selected consolidated income statement data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements, which have been prepared in accordance with GAAP and have been audited by Berenson LLP. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ In Thousands, Except Percentages and Per Share Data)
Selected Income Statement Data(1)
Gross premium written	$839,391	$526,074	$286,131	$210,851	$97,490
Ceded gross premium written	(419,510)	(89,760)	(26,918)	(23,353)	(15,567)
Net premium written	$419,881	$436,314	$259,213	$187,498	$81,923
Change in unearned net premium written	24,355	(107,302)	(43,183)	(48,684)	(30,256)
Net earned premium	$444,236	$329,012	$216,030	$138,814	$51,667
Ceding commission – related party	59,077	—	—	—	—
Commission and fee income	20,368	12,403	8,196	5,202	1,052
Net investment income(2)	50,887	27,583	11,534	4,439	3,072
Net realized gains (loss)	4,644	14,783	4,875	1,278	(1,004)
Investment loss on managed assets	(6,053)	244	—	—	—
Other	—	—	—	222	496
Total revenues	$573,159	$384,025	$240,635	$149,955	$55,283
Loss and loss adjustment expense	$276,986	$210,140	$142,006	$90,178	$34,884
Policy acquisition expenses(3)	74,234	43,302	30,082	20,082	8,194
Salaries and benefits	42,703	28,277	13,903	10,945	4,063
Other insurance general and administrative expenses(4)	34,664	20,804	19,257	10,430	3,696
Other operating expenses(5)	13,816	10,561	5,805	2,167	1,000
Total expenses	$442,403	$313,084	$211,053	$133,802	$51,837
Operating income from continuing operations	$130,756	$70,941	$29,582	$16,153	$3,446
Other income (expense), Foreign currency gain (loss)	129	833	$388	—	—
Miscellaneous	—	—	—	(85)	(545)
Interest expense	(10,089)	(5,326)	(2,784)	(264)	(221)
Total other expenses	$(9,960)	$(4,493)	$(2,396)	$(349)	$(766)
Income from continuing operations before minority interest, provision for income taxes	$120,796	$66,448	$27,186	$15,804	$2,680
Total provision for income taxes	36,709	17,779	6,666	3,828	1,258
Minority interest	(6,053)	244	—	—	—
Income from continuing operations	90,140	48,425	20,520	11,976	1,422
Foreign currency gain from discontinued operations(6)	—	—	21,745	—	—
Other income (loss) from discontinued operations(6)	—	431	(4,706)	2,134	(30)
Net income	$90,140	$48,856	$37,559	$14,110	$1,392
Preferred stock dividend accumulated(7)	—	—	1,200	4,800	4,800
Net income (loss) available to common shareholders	$90,140	$48,856	$36,359	$9,310	$(3,408)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Number of Shares In Thousands)
Per Share Data
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$1.50	$0.86	$0.80	$0.30	$(0.14)
Income (loss) from discontinued operations	—	0.01	0.71	0.09	—
Net income (loss) per common share (basic)	$1.50	$0.87	$1.51	$0.39	$(0.14)
Basic weighted average shares outstanding	59,958	56,315	24,089	24,089	24,089
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$1.49	$0.86	$0.80	$0.30	$(0.14)
Income (loss) from discontinued operations	—	0.01	0.71	0.09	—
Net income (loss) per common share (diluted)	$1.49	$0.87	$1.51	$0.39	$(0.14)
Diluted weighted average shares outstanding	60,674	56,315	24,089	24,089	24,089
Dividend declared per common share	$0.11	$0.04	$—	$—	$—
Selected Insurance Ratios and Operating Information
Net loss ratio(8)	62.4%	63.9%	65.7%	65.0%	67.5%
Net expense ratio(9)	20.8%	28.0%	29.4%	29.9%	30.9%
Net combined ratio(10)	83.2%	91.9%	95.1%	94.8%	98.4%
Return on average equity(11)	24.7%	21.3%	31.7%	13.0%	1.6%

	As of December 31,
	2007	2006	2005	2004	2003
	($ In Thousands, Except Percentages and Per Share Data)
Selected Balance Sheet Data
Cash and cash equivalents	$145,337	$59,916	$115,847	$28,727	$11,202
Investments	1,143,050	764,277	299,965	169,484	74,379
Real estate(6)	1,213	—	—	161,555	185,744
Reinsurance recoverable	281,914	44,127	17,667	14,445	4,046
Premiums receivable, net	257,756	147,779	81,070	56,468	26,143
Deferred income taxes	36,502	9,542	9,396	1,952	1,130
Goodwill and intangibles assets	53,232	29,369	20,781	9,309	6,100
Total assets	2,322,794	1,223,715	612,890	497,530	341,394
Reserves for loss and loss adjustment expense	775,392	295,805	168,007	99,364	37,442
Unearned premiums	527,758	323,155	156,802	105,107	42,681
Mortgage notes(6)	—	—	—	92,919	107,960
Note payable	—	—	25,000	1,700	3,649
Junior subordinated debt	123,714	82,476	51,548	—	—
Common stock and additional paid in capital less treasury stock	241,293	239,538	12,647	12,647	12,647
Preferred stock(9)	—	—	60,000	60,000	60,000
Total shareholders’ equity	390,386	340,479	118,411	118,828	98,467

(1)	Results for a number of periods were affected by our various acquisitions from 2003 to 2007.
(2)	Also included is the finance income of AFS Capital Corporation prior to its disposition in April 2005.

(3)	Policy acquisition expenses include commissions paid directly to producers as well as premium taxes and assessments.
(4)	Other insurance general and administrative expenses represent those costs other than policy acquisition expenses, as well as salaries and benefits, that are directly attributable to insurance activities.
(5)	Other operating expenses are those expenses including amortization of intangible assets and fee and commission generating activities in which the Company engages.
(6)	The foreign currency gain from discontinued operations relates to our wholly-owned subsidiary, AmTrust Pacific Limited, a New Zealand real estate operating company (“APL”). Income (loss) from discontinued operations reflects the results of operations of APL and AFS Capital Corp., a premium finance company. The real estate in the balance sheet reflects the carrying value of real estate held by APL in 2004 and 2003. The mortgage notes in the balance sheet reflect mortgage debt on this real estate. All of these real estate assets were liquidated as of November 2005. For more information about these transactions, see the consolidated financial statements and related notes included elsewhere in this document.
(7)	In January 2006, the holder of our preferred stock agreed to a reduction of the dividend in 2005 to $1.2 million. Our preferred stock was exchanged for an aggregate of 10,285,714 shares of our common stock in February 2006.
(8)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.
(9)	Net expense ratio is calculated by dividing the total of the acquisition expenses, salaries and benefits as well as other insurance general and administrative expenses less ceding commission earned by net premiums earned.
(10)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.
(11)	Calculated by dividing net income, by the average stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion and analysis includes forward-looking statements that are subject to risks, uncertainties and other factors described under the caption “Risk Factors” beginning on page 40. These factors could cause our actual results in current and future periods to differ materially from those expressed in, or implied by, those forward-looking statements.

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

The Company transacts business through seven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“WIC” or “Wesco”) and Associated Industries Insurance Company, Inc. (“AIIC”), which are domiciled in New Hampshire, New York, Delaware and Florida, respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and IGI Insurance Company, Ltd. (“IGI”), which are domiciled in Bermuda, Ireland and England, respectively.

Our consolidated results include the results for our holding company and our wholly-owned subsidiaries which principally include:

•	TIC, which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	RIC, which underwrites workers’ compensation insurance, specialty risk and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	WIC, which underwrites workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	AIU, which underwrites specialty risk and extended warranty coverage plans in the European Union;
•	AIIC, which underwrites workers’ compensation insurance in the southeastern United States;
•	IGI, which underwrites specialty risk and extended warranty coverage in the European Union; and
•	AII, which reinsures the underwriting activities of TIC, RIC, AIIC, IGI and AIU.

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our small business workers’ compensation and specialty middle market segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality may have been muted by our acquisition activity.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 24.7%, 21.3% and 31.7% for the years ended December 31, 2007, 2006 and 2005, respectively. Our overall financial objective is to produce a return on average equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 83.2%, 91.9% and 95.1% for the years ended December 31, 2007, 2006 and 2005, respectively. A key factor in achieving our targeted net combined ratio is improvement of our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe will provide opportunities for greater returns.

Investment income is an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in many other lines of business. Our net investment income (including finance income of AFS Capital Corporation prior to its disposition in April 2005) was $50.9 million, $27.6 million and $11.5 million for the years ended 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company held 11.5% of total invested assets in cash and cash equivalents. This relatively high concentration of cash and cash equivalents represents our reaction to the relatively flat debt yield curve and should enable the Company to quickly redeploy substantial assets should the interest rate environment change.

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

The use of reinsurance is an important component of our business strategy. See “Business — Reinsurance.” As losses are incurred and recorded, we record amounts recoverable from third party reinsurers for the portion of the paid and unpaid losses ceded to the reinsurers. We have purchased reinsurance for our small business workers’ compensation segment, which also reinsures the workers’ compensation portion of the specialty middle-market property and casualty business we recently acquired. We purchased reinsurance to cover the property portion of this business. At present, we do not plan to reinsure the general liability and auto liability portions of this business.

Recent Developments

In December 2007, we announced that we entered into an agreement to acquire the Unitrin Business Insurance unit (“UBI”) of Unitrin, Inc. UBI conducts business in 30 states with geographic emphasis in the South, Northwest and Midwest and had total premium revenues of approximately $165 million in 2006. The purchase price is $55 million plus an amount equal to the combined statutory surplus of the 4 entities which we will acquire as part of the acquisition. As of December 31, 2007, the combined statutory surplus of the

UBI entities was approximately $36 million. The transaction is expected to close at the end of the first quarter of 2008. The purchase is contingent on obtaining customary regulatory approvals.

In November 2007, the Board of Directors authorized the Company to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in the best interests of the Company. The Company repurchased 5,000 shares during 2007 related to this authorization.

Reinsurance Agreement with Maiden

During the third quarter of 2007, the Company and Maiden Holdings, Inc. (“Maiden”) entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. The Company recorded approximately $59.1 million of ceding commission during 2007 as a result of this transaction.

Maiden is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. Messrs. Karfunkel and Mr. Zyskind contributed $50 million to Maiden Insurance and have a 18.6% ownership interest, inclusive of warrant exercise, in Maiden. In July 2007, Maiden raised approximately $480.6 million in a private placement. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Acquisitions

Associated

In September 2007, we acquired 100% of the issued and outstanding stock of Associated Industries Insurance Services, Inc. (“AIIS”) a Florida-based workers’ compensation managing general agency, and its wholly-owned subsidiary, Associated Industries Insurance Company (“AIIC”), (collectively, “Associated”). Associated is a Florida workers’ compensation insurer, also licensed in Alabama, Georgia and Mississippi. We paid approximately $38.9 million for AIIS. From the date of acquisition, Associated wrote approximately $17.7 million of premiums in 2007.

IGI Group

In April 2007, we acquired, through a subsidiary, 100% the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition should enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. We paid approximately $15.2 million for IGI. From the date of acquisition, IGI wrote approximately $58.2 million of premiums in 2007.

Warrantech

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. The Company contributed $3.8 million for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20 million secured note due January 30, 2012 (Note receivable — related party). Interest on the note is accrued monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech’s consumer product programs and on certain nationwide warranty programs, which produced premium of approximately $41.3 million during 2007. As the Company does not exhibit control over Warrantech, the Company accounts for this investment under the equity method. The Company recorded an investment loss of approximately $0.7 million from its equity investment for 2007. As of December, 2007 the carrying value of the note receivable was $20.7 million (Note receivable — related party).

Principal Revenue and Expense Items

Gross Premium Written.  Gross premium written represent estimated premiums from each insurance policy that we write, including as part of an assigned risk plan, during a reporting period based on the effective date of the individual policy. Certain policies that are underwritten by the Company are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

Net Premium Written.  Net premium written are gross premiums written less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Premium Earned.  Net premium earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2007 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2007 and the other half in 2008. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 31 months, but range in duration from one month to 84 months.

Net Investment Income.  We invest our statutory surplus funds and the funds supporting our insurance liabilities in fixed maturity and equity securities. A portion of these funds are held in cash and cash equivalents. Our net investment income includes interest and dividends earned on our invested assets. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of an other-than-temporary impairment. We classify equity securities and most of our fixed maturity securities as available-for-sale and the remainder of our fixed maturity securities as held-to-maturity . Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Commission and Fee Income.  We recognize commission and fee revenue as a servicing carrier for the Georgia and Virginia assigned risk plans. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties. We also recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved. Our specialty risk and extended warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third parties. We also recognize brokerage and asset management fees in association with our reinsurance agreement with Maiden.

Loss and Loss Adjustment Expenses Incurred.  Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle and we revise our estimates as we receive additional information about the condition of injured employees and claimants and the costs of their medical treatment. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability.

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

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Net Expense Ratio.  The net expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of policy acquisition expenses, salaries and benefits, and other insurance general and administrative expenses less ceding commission to net premiums earned.

Net Combined Ratio.  The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net expense ratios. If the net combined ratio is at or above 100, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

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

We utilize a combination of the Company’s incurred loss development factors and industry-wide incurred loss development factors. Our actuary generates a range within which it is reasonably likely that our ultimate loss and loss adjustment expenses will fall. The low end of the range is established by assigning a weight of 75% to our ultimate losses obtained by application of the Company’s own loss development factors and 25% to our ultimate losses developed through application of industry wide loss development factors. The high end is established by assigning a weight of 50% each to our ultimate losses as developed through application of Company and industry wide loss development factors. The determination to assign particular weights to ultimate losses developed through application of Company loss development factors and industry-wide loss development factors is made by our actuary and is a matter of actuarial judgment. In connection with the generation of the range, we have not made any shifts in the relative weights assigned to ultimate losses developed through application of Company and industry-wide loss development factors. However, in the selection of our reserves, the Company, based on the increasing amount of its own historical data to rely upon, has given greater consideration to the results attributable to its own loss development factors. Nevertheless, we continue to record our reserves at the higher end of the range, above the midpoint, which we believe to be prudent in light of the uncertainty inherent in estimating reserves.

We believe this method, which tracks the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. These factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2007 should develop similarly to losses incurred in 2006 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0% we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, the Company has not experienced material variability in its loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. As of December 31, 2007, the average cost per claim was $10,821, which was a 7% increase over the claims severity from 2001-2006 of $10,112. In 2007, claims frequency (number of claims per $1.0 million of payroll) increased to 0.89 from 0.82, an increase of 8.4%, for the period between 2001 and 2006.

In the event of a 5% increase in claims frequency as measured by payroll, which we believe is the most important assumption regarding our business, the Company’s loss reserves as of December 31, 2007 would be understated by $8.5 million and would result in an after tax reduction in shareholders’ equity of $5.5 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, the Company’s loss and loss adjustment expense reserves would be understated by $1.8 million and would result in an after tax reduction in shareholders’ equity of $1.2 million.

On a quarterly basis, and in some cases more frequently, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2005, we recognized a $1.0 million redundancy in prior year’s reserves. In 2006, we recognized a $0.5 million deficiency in the prior year’s reserves. In 2007, we recognized a $2.1 million deficiency in prior year’s reserves, related to NCCI Pools. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Risk Factors” and “Business — Loss Reserves.”

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

Premiums.  Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on estimated program coverage periods. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. The Company also estimates an allowance for doubtful accounts based on a percentage of premium. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $7,828 and $8,744 at December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $1.8 million or $1.2 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $1.8 million or $1.2 million after tax.

In calculating EBUB, the Company considers its ability to collect the projected increased premium as well as those expenses associated with both the additional premium and return premium.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets represent the consideration we pay for the acquisition of access to distribution networks and renewal rights from certain third parties. In such a transaction, we purchase the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire (we do not acquire any in-force policies) as well as existing agency lists and certain operating platforms. We record intangible assets based on minimum future consideration that is paid or to be paid to the seller as provided in the acquisition agreement with the seller. In future periods if the minimum consideration is exceeded due to production incentive payments to the seller, the additional consideration will be recorded as goodwill. Additionally, when entering into a stock purchase agreement, we record distribution networks, trademarks, licenses and goodwill based on their fair value related to the acquired Company. Finite-lived intangible assets are amortized over their useful life. Intangible assets are evaluated periodically to ensure that there is no change required in the amortization period based on required accounting standards. Goodwill and indefinite-lived intangible assets are not amortized. The carrying amount is evaluated annually for impairment. If there is an impairment to goodwill or intangible assets, we will recognize a reduction in intangible assets with a corresponding charge to expense in the period in which the impairment occurs.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

Under FIN 48, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At the date of adoption, the amount of interest and penalties included in the consolidated balance sheet was $0. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2003 through 2006 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

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

Impairment of Investment Securities.  Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below our cost or amortized cost, as applicable, for the security and the impairment is deemed to be other-than-temporary. The Company’s Investment Committee (“Committee”) reviews quarterly for other-than-temporary-impairment (“OTTI”), whereby it evaluates each security which has an unrealized loss as of the end of each reporting period. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria we consider include:

•	how long and by how much the fair value of the security has been below its amortized cost;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	our intent and ability to keep the security for a sufficient time period for it to recover its value;
•	any downgrades of the security by a rating agency;
•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments: and
•	The occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

Results of Operations

Consolidated Results of Operations

	December 31,
	2007	2006	2005
	(In Thousands)
Gross premium written	$839,391	$526,074	$286,131
Net premium written	419,881	436,314	259,213
Change in unearned premium	24,355	(107,302)	(43,183)
Net earned premium	444,236	329,012	216,030
Ceding commission – related party	59,077	—	—
Commission and fee income	20,368	12,403	8,196
Net investment income	50,887	27,583	11,534
Net realized gains	4,644	14,783	4,875
Investment income on managed assets	(6,053)	244	—
	128,923	55,013	24,605
Total revenue	573,159	384,025	240,635
Loss and loss adjustment expense	276,986	210,140	142,006
Policy acquisition expenses	74,234	43,302	30,082
Salaries and benefits	42,703	28,277	13,903
Other insurance general and administrative expense	34,664	20,804	19,257
Other underwriting expenses	13,816	10,561	5,805
	442,403	313,084	211,053
Operating income from continuing operations	130,756	70,941	29,582
Other income (expense)
Foreign currency gain	129	833	388
Interest expense	(10,089)	(5,326)	(2,784)
	(9,960)	(4,493)	(2,396)
Income from continuing operations before provision for income taxes and minority interest	120,796	66,448	27,186
Provision for income taxes	36,709	17,779	6,666
Minority interest in managed assets	(6,053)	244	—
Net income from continuing operations	90,140	48,425	20,520
Foreign currency gain on discontinued operations	—	—	21,745
Income (loss) from discontinued operations	—	431	(4,706)
Net income from discontinued operations	—	431	17,039
Net income	90,140	48,856	37,559
Preferred stock dividends	—	—	(1,200)
Net income available to common shareholders	$90,140	$48,856	$36,359

Consolidated Results of Operations 2007 Compared to 2006

Gross Premium Written.  Gross premium written increased $313.3 million or 59.6% from $526.1 million for the year ended December 31, 2006 to $839.4 million for the year ended December 31, 2007. The increase was attributable to a $49.9 million increase in our small business workers’ compensation business, a $173.5 million increase in our specialty risk and extended warranty business and a $89.9 million increase in our specialty middle-market property and casualty business. The increase in the Small Business Workers’ Compensation segment related primarily to $17.1 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006, additional premiums of $17.7 million related to the acquisition of AIIC in the third quarter of 2007 and $15.1 million from organic growth. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed $58.2 million of premiums. The increase in the specialty middle-market gross premiums written resulted from, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written.  Net premiums written decreased $16.4 million or 3.8% from $436.3 million to $419.9 million for the year ended December 31, 2006 and 2007, respectively. The decrease of $16.4 million was net of $247.3 million of written premium ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $230.9 million for 2007 compared 2006. The increase before cessions by segment was: small business workers’ compensation — $40.5 million; specialty risk and extended warranty — $125.2 million; and specialty middle market property and casualty — $65.2 million.

Net Premium Earned.   Net premium earned increased $115.2 million or 35.0% from $329.0 million to $444.2 million for the year ended December 31, 2006 and 2007, respectively. The increase of $115.2 million was net of earned premium ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $225.4 million for 2007 compared 2006. The increase by segment before cessions was: small business workers’ compensation — $64.0 million; specialty risk and extended warranty — $86.5 million; and specialty middle market property and casualty — $74.9 million.

Ceding Commission.  Ceding commission represents commission earned through its quota share agreement with Maiden Insurance, whereby AmTrust receives a 31% ceding commission on ceded written premiums to Maiden. The ceding commission earned in 2007 was $59.1 million.

Commission and Fee Income.  Commission and Fee income increased $8.0 million or 64.2% from $12.4 million for the year ended December 31, 2006 to $20.4 million for the year ended December 31, 2007. The increase resulted from brokerage and asset management fees earned from Maiden Insurance during the last six months of 2007, a contract awarded to the Company’s subsidiary TIC, effective January 1, 2007, to administer a portion of the Virginia Workers’ Compensation Assigned Risk Plan and fees for warranty administration from specialty risk and extended warranty customers for which a subsidiary of the Company acts as warranty administrator.

Net Investment Income.  Net investment income increased $23.3 million or 84.5% from $27.6 million to $50.9 million for the year ended December 31, 2006 and 2007, respectively. The increase resulted from an increase of average invested assets. Average invested assets (excluding equity securities) were approximately $1,057 million for the year ended December 31, 2007 compared to approximately $631 million for the year ended December 31, 2006, an increase of $426 million or 67.5%. In addition, yields on the Company’s fixed maturities have increased from 4.9% in 2006 to 5.3% in 2007.

Net Realized Gains on Investments.  Net realized gains on investments for the year ended December 31, 2007 were $4.6 million, compared to $14.8 million for the same period in 2006. The decrease relates primarily to the write-down of four equity securities by approximately $8.4 million that were other-than-temporarily-impaired during 2007.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $66.9 million or 31.8% from $210.1 million to $277.0 million for the year ended December 31, 2006 and 2007, respectively. The Company’s loss ratio for the year ended December 31, 2007 decreased to 62.4% from 63.9% for the year ended December 31, 2006. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience. As the Company writes more business in the small workers’ compensation segment and its data becomes more reliable, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses (with the exception of losses attributable to the NCCI Pools) have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have proportionally decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission.  Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission increased $0.1 million or 0.2% from

$92.4 million to $92.5 million for the year ended December 31, 2006 and 2007, respectively. The expense ratio for the same periods decreased from 28.0% to 20.8%, respectively. The decrease in expense ratio resulted primarily from ceding commissions of $59.1 million in 2007 earned through the reinsurance agreement with Maiden Insurance in 2007.

Income from Continuing Operations.  Operating income from continuing operations increased to $130.8 million for the year ended December 31, 2007, from $70.9 million for the year ended December 31, 2006, an increase of $59.9 million or 84.3%. This increase is attributable to strong growth in revenue combined with a slight improvement in the both the loss ratio and the net expense ratio.

Interest Expense.  Interest expense for the year ended December 31, 2007 was $10.1 million, compared to $5.3 million for the same period in 2006. The increase was attributable primarily from the issuance of $40 million and $30 million of junior subordinated debentures issued by the Company in March 2007 and July 2006, respectively.

Income Tax Expense (Benefit).  Income tax expense for year ended December 31, 2007 was $36.7 million and resulted in an effective tax rate of 28.9%. Income tax expense for year ended December 31, 2006 was $17.8 million or an effective tax rate of 26.8%. The increase in the effective tax rate in 2007 resulted from non-recurring adjustments that decreased the 2006 effective rate. The Company believes the 2007 effective tax rate is more reflective of its future effective tax rate.

Consolidated Results of Operations 2006 Compared to 2005

Gross Premium Written.  Gross premiums written increased from $286.1 million for the year ended December 31, 2005 to $526.1 million for the year ended December 31, 2006. The increase of $240.0 million or 83.9% was attributable to our commencement in January 2006 of business in the specialty middle-market property and casualty segment, which generated gross premiums written of $134.3 million or 56.0% of the increase in premiums, as well as a $54.4 million increase in our small business workers’ compensation and a $51.3 million increase in gross premiums written in our specialty risk and extended warranty business. A majority of the increase to workers’ compensation gross premiums were due to increases in policy premiums and acquisitions. Additionally, specialty risk and extended warranty gross premiums increased primarily attributable to new business programs in the U.S.

Net Premium Written.  Net premiums written increased from $259.2 million to $436.3 million for the years ended December 31, 2005 and 2006, respectively. This $177.1 million or 68.3% increase was the result of an increase in gross premiums written in the year ended 2006. The increase by segment was: small business workers’ compensation — $51.2 million; specialty risk and extended warranty — $42.6 million; and specialty middle market property and casualty — $83.3 million.

Net Premium Earned.  Net premiums earned increased from $216.0 million for the year ended December 31, 2005 to $329.0 million for the year ended December 31, 2006. This $113.0 million or 52.3% increase is the result of the increase in net premiums written over the twelve preceding months of December 31, 2006, relative to the increase in net premiums written over the twelve months preceding December 31, 2005. The increase by segment was: small business workers’ compensation — $55.1 million; specialty risk and extended warranty — $13.1 million; and specialty middle market property and casualty —  $44.8 million.

Commission and Fee Income.  Fee income increased from $8.2 million for the year ended December 31, 2005 to $12.4 million for the year ended December 31, 2006. This $4.2 million or 51.2% increase is the result of increased fee revenue from the both the administration of the Georgia Assigned Risk Plan and specialty risk and extended warranty clients for which a subsidiary of the Company acts as program administrator.

Net Investment Income.  Net investment income for the year ended December 31, 2006, was $27.6 million, compared to $11.5 million for the same period in 2005, an increase of $16.1 million or 140.0%. The increase in net investment income was the result of increased invested assets. Average invested assets (excluding equity securities) was approximately $551 million for the year ended December 31, 2006 compared to approximately $258 million for the year ended December 31, 2005 an increase of $293 million or 98.8%. In addition, yields on fixed maturities have increased over the same time period from 3.7% to 5.1%.

Net Realized Gains on Investments.  Net realized gains on investments for the year ended December 31, 2006 were $14.8 million, compared to $4.9 million for the same period in 2005. The increase relates primarily to the increase in the average assets held for investment during the period.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $69.1 million or 48.0% from $142.0 million for the year ended December 31, 2005 to $210.1 million for the year ended December 31, 2006. Nevertheless, the Company’s loss ratio for the year ended December 31, 2006 decreased to 63.9% from 65.7% for the year ended December 31, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience. As the Company writes more business in the small workers’ compensation segment and its data becomes more reliable, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses (with the exception of losses attributable to the NCCI Pools) have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have proportionally decreased.

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

Small Business Workers’ Compensation Segment

	December 31,
	2007	2006	2005
	(In Thousands)
Gross premium written	$308,815	$258,930	$204,565
Net premium written	193,590	239,509	188,328
Change in unearned premium	44,073	(18,415)	(22,353)
Net premium earned	237,663	221,094	165,975
Ceding commission revenue – related party	32,627	—	—
Loss and loss adjustment expense	139,081	132,823	107,915
Policy acquisition expenses	45,673	37,520	30,082
Salaries and benefits	22,499	17,947	9,940
Other insurance general and administrative expense	19,523	13,330	11,621
	226,776	201,620	159,558
Underwriting income	$43,514	$19,474	$6,417
Key Measures:
Net Loss Ratio	58.5%	60.1%	65.0%
Net Expense Ratio	23.2%	31.1%	31.1%
Net Combined Ratio	81.7%	91.2%	96.1%

Small Business Workers’ Compensation Segment Results of Operation 2007 Compared to 2006

Gross Premium Written.  Gross premiums written increased $49.9 or 19.3% from $258.9 million to $308.8 million for the year ended December 31, 2006 and 2007, respectively. The increase in the Small Business Workers’ Compensation segment related primarily to $17.1 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006, additional premiums of $17.7 million related to the acquisition of AIIC in the third quarter of 2007 and $15.1 million from organic growth.

Net Premium Written.  Net premiums written decreased $45.9 million or 19.2% from $239.5 million to $193.6 million for the year ended December 31, 2006 and 2007, respectively. The decrease of $45.9 million was net of $86.4 million of premium written ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $40.5 million in 2007 compared 2006 and was the result of an increase in gross premium written.

Net Premium Earned.  Net premium earned increased $16.6 million or 7.5% from $221.1 million to $237.7 million for the year ended December 31, 2006 and 2007, respectively. The increase of $16.6 million was net of earned premium of $47.4 million ceded to Maiden Insurance during the second half of 2007. Before cessions to Maiden Insurance, earned premium increased $64.0 million for 2007 compared to 2006. This increase resulted from an increase in gross premium written.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $6.3 million or 4.7% from $132.8 million to $139.1 million for the years ended December 31, 2006 and 2007, respectively. The Company’s loss ratio for the segment for 2007 decreased to 58.5% from 60.1% for 2006. Before cessions to Maiden, loss and loss adjustment expense would have been $166.3 million and its loss ratio would have been 58.3%. The decrease in the overall loss ratio resulted from positive trends the Company experienced in its loss development in both current and prior accident years (with the exception of losses attributable to the NCCI Pools). These trends allowed the Company to reduce its ultimate loss projections.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission.  Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $13.7 million or 20.0% from $68.8 million to $55.1 million for the year ended December 31, 2006 and 2007, respectively. The decrease in expense ratio resulted primarily from ceding commission of $32.6 million earned from the reinsurance agreement with Maiden Insurance during the second half of 2007. As a result, the expense ratio declined to 23.2% in 2007 from 31.1% in 2006.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased to $43.5 million for the year ended December 31, 2007, from $19.5 million for the year ended December 31, 2006, an increase of $24.0 million or 123.4%. This increase is attributable to strong growth in revenue combined with an improvement in the loss ratio and a consistent expense ratio.

Small Business Workers’ Compensation Segment Results of Operation 2006 Compared to 2005

Gross Premiums Written.  Gross premiums written increased from $204.6 million for the year ended December 31, 2005 to $258.9 million for the year ended December 31, 2006. The increase of $54.4 million or 26.6% was attributable to the increase in our average policy premium and the number of policies written which accounted for $25.3 million. In addition, in 2006, Muirfield produced $14.0 million of gross premium written and the Georgia Assigned Risk Plan generated $10.6 million of gross premiums written.

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

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $24.9 million or 23.1% from $107.9 million for the year ended December 31, 2005 to $132.8 million for the year ended December 31, 2006. Nevertheless, the Company’s loss ratio for the segment for the year ended December 31, 2006 decreased to 60.1% from 65.0% for the year ended December 31, 2005. The decrease in the loss ratio resulted from revised actuarially projected ultimate losses based on the Company’s experience. As the Company writes more business in the small workers’ compensation segment and its data becomes more reliable, the Company assigns more weight to its individual loss development factors than to industry-wide factors in setting its reserves. Because the Company’s losses (with the exception of losses attributable to the NCCI Pools) have developed more favorably than the industry, as a whole, the Company’s actuarially projected reserves have proportionally decreased.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense.  Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense increased from $51.6 million for the year ended December 31, 2005 to $68.8 million for the year ended December 31, 2006, an increase of $17.2 million or 33.2%. The expense ratio remained consistent at 31.1% for both periods.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income) Operating income from continuing operations excluding investment income increased to $19.5 million for the year ended December 31, 2006, from $6.4 million for the year ended December 31, 2005, an increase of $13.1 million or 204.7%. This increase is attributable to strong growth in revenue combined with an improvement in the loss ratio and a consistent expense ratio.

Specialty Risk and Extended Warranty Segment

	December 31,
	2007	2006	2005
	(In Thousands)
Gross premium written	306,357	132,826	81,566
Net premium written	137,577	113,492	70,885
Change in unearned premium	(21,496)	(50,290)	(20,829)
Net premiums earned	116,081	63,202	50,056
Ceding commission revenue – related party	11,544	—	—
Loss and loss adjustment expense	81,864	49,247	34,091
Policy acquisition expense	4,267	—	—
Salaries and benefits	10,823	6,168	3,963
Other insurance general and administrative expense	8,391	3,508	7,899
	105,345	58,923	45,953
Underwriting income	22,280	4,279	4,103
Key Measures:
Net Loss Ratio	70.5%	77.9%	68.1%
Net Expense Ratio	10.3%	15.3%	23.8%
Net Combined Ratio	80.8%	93.2%	91.9%

Specialty Risk and Extended Warranty Segment Results of Operation 2007 Compared to 2006

Gross Premium Written.  Gross premium written increased $173.6 or 130.6% from $132.8 million to $306.4 million for the year ended December 31, 2006 and 2007, respectively. The increase in premium consisted, primarily, of $79.4 million and $36.0 million from new coverage plans in the United States and Europe, respectively, and $58.2 million from an acquisition of IGI in the second quarter of 2007. $30.6 million of the premium increase in the United States in 2007 was generated by two customers, including Warrantech.

Net Premium Written.  Net premium written increased $24.1 million or 21.2% from $113.5 million to $137.6 million for the years ended December 31, 2006 and 2007, respectively. The increase of $24.1 million was net of $101.1 million of written premium ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $125.2 million for 2007 compared to 2006. The increase of $125.2 million resulted from an increase in gross premiums written in 2007.

Net Premiums Earned.  Net premium earned increased $52.9 or 83.7% from $63.2 million to $116.1 million for the year ended December 31, 2006 and 2007, respectively. The $52.9 million increase was net of earned premium ceded to Maiden Insurance during the second half of 2007. Before cessions to Maiden Insurance, earned premium increased $86.5 million for 2007 compared to 2006. This increase was a result of an increase in gross premium written.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $32.7 million or 66.2% from $49.2 million to $81.9 million for the year ended December 31, 2006 and 2007, respectively. The loss ratio for the segment for decreased to 70.5% for 2007 from 77.9% for 2006. Before cessions to Maiden, loss and loss adjustment expense would have been $109.4 million and the loss ratio would have been 73.1% in 2007. The decrease in the loss ratio is primarily the result of the Company discontinuing a 2006 program from its European book of business.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission.  Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission increased $2.2 million or 23.4% from $9.7 million to $11.9 million for the year ended December 31, 2006 and 2007, respectively. The expense ratio for the same periods decreased from 15.3% to 10.3%, respectively. The decrease in expense ratio resulted primarily from ceding commission of $11.5 million earned through the reinsurance agreement with Maiden Insurance during the second half of 2007.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased to $22.3 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006, an increase of $18.0 million or 421%. This increase is attributable to growth in revenue and an improvement in the loss ratio and expense ratio.

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

Net Premiums Written.  Net premiums written increased from $70.9 million to $113.5 million for the years ended December 31, 2005 and 2006, respectively. This $42.6 million or 60.1% increase was the result of an increase in gross premiums written in 2006. In addition, certain coverage plans written in the United States were not covered by the Munich Re variable quota-share reinsurance treaty. As a result, the Company ceded a smaller percentage of gross premiums written to its reinsurers.

Net Premiums Earned.  Net premiums earned increased from $50.1 million for the year ended December 31, 2005 to $63.2 million for the year ended December 31, 2006. This $13.1 million or 26.3% increase was the result of the increase in net premiums written. Mitigating the increase somewhat is the effect of the increase in premiums written in the second half of 2006 which were not fully recognized as earned in 2006.

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

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased to $4.3 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005, a increase of $0.2 million or 14%. This increase is attributable to growth in revenue offset by an increase in the loss ratio.

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

	December 31,
	2007	2006
Gross premium written	$224,219	$134,318
Net premium written	88,713	83,313
Change in unearned premium	1,779	(38,597)
Net premiums earned	90,492	44,716
Ceding commission revenue – related party	14,906	—
Loss and loss adjustment expense	56,041	28,071
Policy acquisition expense	24,294	5,782
Salaries and benefits	9,382	4,162
Other insurance general and administrative expense	6,750	3,945
	96,467	41,960
Income from operations excluding investment income	8,931	2,756
Key Measures:
Net Loss Ratio	61.9%	62.8%
Net Expense Ratio	28.2%	31.0%
Net Combined Ratio	90.1%	93.8%

Specialty Middle Market Segment Result of Operations 2007 Compared to 2006

Gross Premium Written.  Gross premium written increased $89.9 million or 66.9% from $134.3 million to $224.2 million for the year ended 2006 and 2007, respectively. Premium increased for all lines of business in 2007. The increase resulted primarily from new general liability and worker’s compensation programs and growth of existing facilities. In addition, the increase includes $6.4 million in gross premium written which is fully reinsured by HSBC Insurance Company of Delaware pursuant to an agreement entered into in connection with the Company’s acquisition of Wesco Insurance Company in June 2006.

Net Premium Written.  Net premium written increased $5.4 million or 6.5% from $83.3 million to $88.7 million for the year ended 2006 and 2007, respectively. The increase of $5.4 million was net of $59.8 million of written premium ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $65.2 million for the year ended 2007 compared to the year ended 2006. The increase of $65.2 million resulted from an increase in gross premium written in 2007.

Net Premium Earned.  Net premium earned increased $45.8 million or 102.4% from $44.7 million to $90.5 million for the year ended 2006 and 2007, respectively. The increase of $45.8 million was net of earned premium ceded to Maiden Insurance during the second half of 2007. Before cessions to Maiden Insurance, earned premium increased $119.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was a result of an increase in gross premium written.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $28.0 million or 99.6% from $28.1 million to $56.0 million for the years ended December 31, 2006 and 2007, respectively. The loss ratio for the segment for the year ended December 31, 2007 decreased to 61.9% from 62.8% for the year ended December 31, 2006. Before cessions to Maiden, the loss and loss adjustment expense was $73.4 million and the loss ratio was 61.4%. The loss ratio remained consistent year over year.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission.  Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less Ceding Commission increased $11.6 million from $13.9 million for the year ended December 31, 2006 to $25.5 million for the year ended December 31, 2007. The expense ratio for the same periods decreased from 31.0% to 28.2%, respectively. The decrease in expense ratio resulted primarily from ceding commission of $14.9 million earned in the second half of 2007 through the reinsurance agreement with Maiden Insurance during the third quarter of 2007.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased $6.1 million to $8.9 million for the year ended December 31, 2007 from $2.8 million for the year ended December 31, 2006. This increase is attributable to growth in revenue and an improvement in the expense ratio.

Investment Portfolio

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past producer network and renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investment guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include common stocks of U.S. and Canadian corporations.

Our investment portfolio, including cash and cash equivalents, had a carrying value of $1,261.6 million and $810.3 million (excluding $28.0 million and $13.9 million of other investments) as of December 31, 2007 and 2006, respectively, and is summarized in the table below by type of investment.

	Year Ended December 31,
	2007		2006
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	($ In Thousands)
Cash and cash equivalents	$145,337	11.5%	$59,916	7.4%
Time and short-term deposits	148,541	11.8	196,140	24.2
U.S. treasury securities	19,074	1.5	22,799	2.8
U.S. government agencies	144,173	11.4	288,325	35.6
U.S. Agency – Mortgage backed securities	330,863	26.3	55,427	6.8
Municipals	10,428	0.8	—	—
Commercial mortgage obligations	4,153	0.3	—	—
Asset backed securities	10,226	0.8	—	—
Corporate bonds	369,733	29.3	93,168	11.5
Common stock	78,533	6.3	94,043	11.6
Preferred stocks	504	—	439	0.1
	$1,261,565	100.0%	$810,257	100.0%

Other investments represented approximately 2.2% and 1.7% of the Company’s total investment portfolio as of December 31, 2007 and 2006, respectively. At December 31, 2007 other investments consisted primarily of limited partnerships or hedge funds totaling $16.5 million, its equity investment in Warrantech of $3.1 million, real estate of $1.3 million and miscellaneous investments of $2.1 million. Additionally, the Company has an equity investment in a company in the amount of $5.0 million in the form of a secured loan. The loan bears interest at 6.0% per annum and is payable quarterly. The loan matures in 2008 at which time Amtrust expects to convert the loan into common shares.

As of December 31, 2007, our fixed maturity portfolio (excluding time and short-term deposits) had a carrying value of $888.7 million, which represented approximately 70.4% of the carrying value of our investments, including cash and cash equivalents. The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2007 as rated by Standard and Poor’s.

S & P Rating	Percentage of Fixed Maturity Portfolio
U.S. Treasury	2.1%
AAA	57.3
AA	9.6
A	23.1
BBB, BBB+, BBB-	3.1
BB, BB+, BB-	2.0
B, B+, B-	1.2
Other (includes securities rated CC, CCC, CCC- and D)	1.6
Total	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield.

Fixed Income Investment Type	Average Yield%	Average Duration in Years
U.S. Treasury securities	4.36%	1.9
U.S. government agencies	5.46	5.8
Foreign government	5.66	1.1
Corporate bonds	5.65	5.6
Municipal	6.45	6.6
Mortgage and asset backed	5.56	3.4

The Company’s Investment Committee (“Committee”) reviews quarterly for other-than-temporary-impairment, whereby it evaluates each security which has an unrealized loss as of the end of each reporting period. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria we consider include:

•	how long and by how much the fair value of the security has been below its amortized cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency as well as an entire industry sector or sub-sector;
•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments: and

•	The occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

During 2007, based on the criteria above, we determined that four equity securities were other-than-temporarily-impaired and accordingly wrote them down resulting in a $8.4 million realized loss.

At December 31, 2007, the Company had $30.8 million of gross unrealized losses related to marketable equity securities. The Company’s investments in marketable equity securities consist of investments in common stock across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common stocks, 23 equity securities comprised $28.6 million, or 92.6%, of the unrealized loss. Six securities in the consumer products sector represent approximately 23 percent of the total fair value and 27 percent of the Company’s unrealized loss. Four securities in the media sector represent approximately 14 percent of the total fair value and 23 percent of the Company’s total unrealized losses. The Company also owns 10 common stocks in the health care, industrial and financial sectors which have fair values of approximately 12 percent, 9 percent and 10 percent, respectively, and approximately 10 percent, 12 percent and 11 percent, respectively, of the Company’s total unrealized losses. The duration of these impairments ranges from one to 16 months. Additionally, the Company holds 43 securities in a loss position of approximately $2.0 million which are not considered individually significant. The duration of impairment on these marketable securities is primarily less than 10 months.

At December 31, 2007, the company held 205 fixed maturity issues with a net unrealized loss position, which included 78 fixed maturities with an unrealized loss greater than 12 months and 127 fixed maturities with an unrealized loss less than 12 months. The unrealized loss is attributable to the credit crunch that had developed in the third quarter of 2007 and kept on deteriorating. This condition caused credit spreads to widen significantly, especially when it concerns borrowers relatively more involved in the financial market. Unrealized losses in bank and financial issues increased due to concerned about sub-prime mortgage market and widening corporate spreads. Spreads on 10-year A-rated financials increased from +96 at year-end 2006 to +225 at year-end 2007. Corporate bonds represent 32.6% of the fair value of our fixed maturities and 95.7% of our total unrealized losses of our fixed maturities. The company owns 149 corporate bonds in the industrial, bank & financial and other sectors, which have a fair value of approximately 6.3 percent, 26.1 percent, and 0.2%, respectfully, and 20.1%, 75.1% and 0.5% of total unrealized losses of our fixed maturities. The company expects the spreads to narrow again as the economic situation is improved and the market price for these securities recovers.

Based on the Company’s ability and intent to hold these investments for a sufficient time for recovery of fair value, the Company does not consider these investments to be other-than-temporarily-impaired at December 31, 2007. The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Available-for-sale securities:
Common stock	$48,802	$(21,405)	$10,744	$(9,410)	$59,546	$(30,815)
Fixed maturities:
Obligations of U.S. Treasury, Government corporations and agencies	1,999	(3)	—	—	1,999	(3)
Corporations	276,385	(20,553)	13,084	(419)	289,469	(20,972)
Mortgages and asset backed	124,218	(518)	—	—	124,218	(518)
Total temporarily impaired securities available-for-sale securities	$451,404	$(42,479)	$23,828	$(9,829)	$475,232	$(52,308)

	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government Corporations and Agencies	714	(2)	5,977	(23)	6,691	(25)
Mortgage-backed securities	1,659	(109)	13,322	(287)	14,981	(396)
Total temporarily impaired securities – held-to-maturity securities	$2,373	$(111)	$19,299	$(310)	$21,672	$(421)

For further information on the Company’s investments and related performance, see Note 3. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance company subsidiaries as well as for payment of claims and operating expenses, payment of interest on our junior subordinated debentures and other holding company expenses until at least December 31, 2008. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth.

Pursuant to an Intercompany Management Agreement, AmTrust performs certain management functions for RIC, TIC and WIC, including:

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

Pursuant to a General Agency Agreement, RIC, TIC and WIC have appointed our wholly-owned subsidiary, AmTrust North America, Inc. (“ANA”), as agent to solicit and accept applications for policies and to perform compliance, marketing, underwriting, administrative, billing and reporting duties. ANA also handles all reinsurance reporting for RIC, TIC and WIC. RIC, TIC and WIC pay ANA a commission for its services equal to 20% of gross premiums written.

AmTrust’s income is generated primarily from our insurance subsidiaries. The laws of New York, New Hampshire, Delaware, Florida, Ireland, Great Britain and Bermuda regulate and restrict, under certain circumstances, the ability of our insurance subsidiaries to pay dividends to AmTrust. In addition, the terms of AmTrust’s junior subordinated debentures limit AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends. See “Dividend Policy,” “Regulation” and “Risk Factors.” We paid a dividend of $9.6 million to the holders of our preferred stock in July 2005 and an additional dividend of $1.2 million in December 2005. We paid a dividend of $1.2 million to our shareholders in 2006. We paid $5.4 million of dividends in 2007. In December 2007, our board of directors approved a quarterly cash dividend of $0.04 per share on its Common Stock beginning in the fourth quarter of 2007, subject to financial results, quarterly approval and declaration by our board of directors.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments for claims were $76.6 million, $108.8 million and $180.1 million in 2005, 2006 and 2007, respectively. Since December 31, 2001, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $810.3 million (excluding $13.9 million of other investments) at December 31, 2006 to $1,261.6 million (excluding $28.0 million of other investments) at

December 31, 2007. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods. If as the result of such sales we could no longer classify any portion of our fixed maturity portfolio as held-to-maturity we would be required to carry all of our fixed maturity securities at the market value. If the aggregate market value at the given balance sheet is below the aggregate amortized cost we would have a reduction to stockholders’ equity. At December 31, 2007 our held-to-maturity fixed maturity portfolio had an aggregate unrealized gain of $0.8 million. If at December 31, 2007 we could not classify our fixed maturity portfolio as held-to-maturity our stockholders’ equity would be increased on an after tax basis by approximately $0.5 million.

The use of reinsurance is an important component of our business strategy. See “Business —  Reinsurance.” As losses are incurred and recorded, we record amounts recoverable from third party reinsurers for the portion of the paid loss and loss adjustment expense as well as outstanding loss and loss adjustment expense reserve and IBNR that is ceded to third party reinsurers.

We purchase excess of loss workers’ compensation reinsurance to protect us from the impact of large losses. Under this reinsurance program, we pay our reinsurers a percentage of our net or gross earned insurance premiums, subject to certain minimum reinsurance premium requirements. Our reinsurance program for 2007 and 2008 includes multiple reinsurers in five layers of reinsurance that provide us with coverage in excess of a certain specified amount per loss occurrence, or retention level. Our reinsurance program for 2007 and 2008 provides coverage for claims in excess of $1.0 million per occurrence with coverage up to $130.0 million per occurrence, subject to certain exclusions and restrictions, including a $1.25 million aggregate deductible applicable to the first layer of this reinsurance coverage. Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.

Since January, 2003, we have maintained quota share reinsurance for our extended warranty and accidental damage insurance underwritten in the European Union and certain coverage plans underwritten in the United States. This reinsurance also covers certain other risks we underwrite in the European Union. Under these quota share reinsurance arrangements, we cede a portion (15% for the majority of the risks) of each reinsured risk to our reinsurers and recover the same percentage of ceded loss and loss adjustment expenses, subject to certain exclusions and restrictions. In return for this reinsurance protection, we pay the reinsurers their pro rata shares of the insurance premiums on the ceded business, less a ceding or overriding commission. For the most part, coverage for losses arising out of acts of terrorism is excluded from this reinsurance. The majority of our extended warranty and accidental damage insurance underwritten in the United States is not reinsured with third party reinsurers.

The following table summarizes the ten reinsurers that account for approximately 85% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses.

Reinsurer	A. M. Best Rating	Amount Recoverable as of December 31, 2007
		($ In Thousands)
American Home Assurance Company	A+	$94,255
Maiden Insurance, Company, Ltd.	A-	55,973
National Workers’ Compensation Reinsurance Pool(1)		15,482
Munich Reinsurance Company	A+	12,790
PMA Capital Insurance Co.	B	12,450
Tokio Millennium Re Ltd.	A+	12,273
Swiss Reinsurance America Corporation	A+	8,580
MIC Property & Casualty Insurance Corp	A-	8,319
Midwest Employers Casualty Company	A+	8,276
HSBC Insurance Company of Delaware(2)	A+	4,947

(1)	As per the NWCRP Articles of Agreement reinsurance is provided through a 100% Quota Share Reinsurance Agreement entered into among the Servicing Carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.
(2)	In connection with the acquisition of WIC, HSBC reinsures 100% of WIC’s pre-acquisition business. In addition, we agreed to write certain types of insurance that is 100% reinsured by HSBC.

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

Comparison of Years Ended December 31, 2007 and 2006

Net cash provided by operating activities was $248.2 million for the year ended December 31, 2007, compared to $191.0 million for the same period in 2006. For the year ended 2007, major components of cash provided by operating activities were premiums settled of $729.4 million, partially offset by claim payments of $180.1 million. Major components of cash provided by operating activities for the year ended December 31, 2006 were premiums settled of $369.9 million, partially offset by claim payments of $108.8 million.

Net cash used in investing activities was $343.1 million for the year ended December 31, 2007. Net cash used in investing activities was $421.9 million for the year ended December 31, 2006. In 2007, major components of net cash used in investing activities primarily included net purchases of equity, fixed maturity securities, other investments and short term investments of $285.8 million and the purchase of Associated and IGI for $35.5 million. In 2006, major components of net cash used in investing activities included purchases of equity and fixed maturity securities of $802.4 offset by proceeds of $398.7 from sales of similar investments.

Net cash provided by financing activities was $180.2 million for the year ended December 31, 2007 compared to net cash provided in 2006 of $170.0 million. In 2007 cash provided from financing included primarily $146.4 million received from entering into repurchase agreements and the issuance of the $40.0 million of junior subordinated debentures, offset by dividend payments of $5.4 million. In 2006, cash from financing activities arose primarily from proceeds of approximately $165.9 million received in a private placement and the issuance of $30.0 million of junior subordinated debentures offset by the repayment of $25.0 million of notes.

Comparison of Years Ended December 31, 2006 and 2005

Net cash provided by operating activities was $191.0 million for the year ended December 31, 2006, compared to $118.0 million for the same period in 2005. For the year ended 2006, major components of cash provided by operating activities were premiums collected of $369.6 million, partially offset by claim payments of $108.8 million. Major components of cash provided by operating activities for the year ended December 31, 2005 were premiums collected of $234.6 million, partially offset by claim payments of $76.6 million.

Net cash used in investing activities was $421.9 million for the year ended December 31, 2006. Net cash provided by investing activities was $12.5 million for the year ended December 31, 2005. In 2006, major components of net cash used in investing activities included purchases of equity and fixed maturity securities of $802.4 offset by proceeds of $398.7 from sales similar investments. In 2005, major components of net cash provided by investing activities included proceeds of $115.0 million from sales and maturities of investments and $161.6 million from the sale of all of the real estate assets which comprised the discontinued operations of APL, partially offset by net cash used in investing activities in the amount of $244.2 million for investment purchases.

Net cash provided by financing activities was $170.0 million for the year ended December 31, 2006 compared to net cash provided in 2005 of $43.4 million. The increase in cash provided by financing activities primarily arises from the proceeds of approximately $165.9 million received in the private placement in 2006 and the issuance by the Company of $30.0 million in principal amount of junior subordinated debentures.

Other Material Changes in Financial Position

	December 31, 2007	December 31, 2006
Selected Assets:
Total investments	$1,144,263	$764,277
Premiums receivable, net	257,756	147,779
Reinsurance recoverable	281,914	44,127
Prepaid reinsurance premium	244,684	72,439
Selected Liabilities:
Loss and loss expense reserves	775,392	295,805
Unearned premium	527,758	323,155
Note payable – related party	113,228	—
Securities sold under arrangements to repurchase, at contract value	146,403	—

Investments increased $379,986, premium receivables increased $109,977, loss and loss expense reserves increased $479,587 and unearned premium increased $204,603. A majority of these increases were through the acquisition of AIIS and IGI in 2007. Reinsurance recoverable increased $237,787, prepaid reinsurance premium increased 172,245 and note payable — related party increased $113,228 primarily from entering into a reinsurance contract with Maiden Insurance in the third quarter of 2007. Securities sold under arrangements to repurchase, at contract value, increased by 146,403 as the Company did not participate in these types of investments in 2006.

Junior Subordinated Debt

On March 22, 2007, the Company issued $40 million in principal amount of junior subordinated debentures (the “Debentures”) in connection with the issuance of trust preferred securities by a trust pursuant to an indenture with Wilmington Trust Company, as trustee. The Debentures mature on March 15, 2037 and bear interest at a rate per annum of 7.93% until March 15, 2012 and, thereafter, at a floating rate per annum equal to the sum of the three-month London Interbank Offered Rate for U.S. dollars (LIBOR) determined each quarter plus three percent. The Debentures are redeemable at the Company’s election after March 15, 2012. The Company incurred placement fees in the amount of $0.8 million in connection with the financing which will be amortized over 30 years.

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 30, 2007 with JP Morgan Chase Bank, N.A. in the aggregate amount of $50 million. The line will be used for general corporate purposes as required, as well as collateral for letters of credit. The agreement matures on June 30, 2008. Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points. As of December 31, 2007 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at September 30, 2007 for $17.4 million that reduced the availability on the line of credit to $32.6 million as of December 31, 2007.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the reinsurance agreement described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the reinsurance agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loans, Maiden Insurance shall be discharged from otherwise providing security for its proportionate share of the obligations as contemplated by the reinsurance agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan was amended in February 2008 such that the loan bears interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $113.2 million as of December 31, 2007.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2007:

Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ In Thousands)
Loss and loss adjustment expenses(1)	$775,392	$206,005	$258,776	$200,298	$110,313
Loss-based insurance assessments(2)	6,457	1,078	2,321	2,005	1,053
Operating lease obligations	13,326	3,685	6,590	2,336	715
Purchase obligations (3)	5,623	5,623	—	—	—
Employment agreement obligations	7,461	4,864	2,597	—	—
Subordinated debt and interest	406,511	10,121	20,242	20,242	355,906
Total	$1,214,770	$231,376	$290,526	$224,881	$467,987

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2007 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
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
(3)	We are required by the terms of certain purchase agreements to pay the seller an annual minimum override payment based on a contractually defined formula. The amount payable to the seller under these agreements could be materially higher if the premiums produced generate a higher payment than the calculated minimum payment. Additionally, the Company is holding approximately $4.3 million of the purchase price, which will be distributed upon resolution of a pending tax matter.

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

Liquidity Risk.  Liquidity risk represents the potential inability of AmTrust to meet all payment obligations when they become due. The Company maintains sufficient cash and marketable securities to fund claim payments and operations. We purchase reinsurance coverage to mitigate the liquidity risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “ — Liquidity and Capital Resources.”

Interest Rate Risk.  We had fixed maturity securities (excluding $148.5 million of time and short-term deposits) with a fair value of $889.4 million and a carrying value of $888.7 million as of December 31, 2007 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2007 to selected hypothetical changes in interest rates, and the associated pre-tax impact on our shareholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2007.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ In Thousands)
200 basis point increase	$835,273	$(54,137)	$—	$(48,501)	(12.4)
100 basis point increase	861,632	(27,778)	—	(22,834)	(5.8)
No change	889,410	—	888,650	—	—
100 basis point decrease	913,882	24,472	—	22,902	5.9
200 basis point decrease	940,667	51,257	—	47,787	12.2

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU and IGI. While the functional currency of AIU and IGI is the Euro and British Pound Sterling, respectively, we write coverages that are settled in local currencies. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency we would recognize a $1.7 million after tax realized currency loss based on our outstanding foreign denominated reserves of $51.2 million at December 31, 2007.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2007, the equity securities in our investment portfolio had a fair value of $79.0 million, representing approximately 6.3% of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2007. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ In Thousands)
5% increase	82,989	3,952		3,952	0.7%
No change	79,037		79,037
5% decrease	75,085	(3,952)		(3,952)	(0.7)%

Off Balance Sheet Risk — We have no material off-balance sheet risk arrangements as of December 31, 2007, however, the Company has exposure or risk related to securities sold but not yet purchased.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 14, 2008

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in the table below and incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs(1)
Equity Compensation Plans Approved by Security Holders	3,123,250	8.92	2,855,050
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,123,250	8.92	2,855,050

(1)	In addition to shares available for issuance under the Company’s stock option plan, this number includes 1,998,100 shares of restricted stock available for issuance under the Company’s 2005 Equity and Incentive Plan.

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

See Item 15(a)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2008
/s/ Ronald E. Pipoly, Jr. Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
/s/ Michael Karfunkel Michael Karfunkel	Chairman of the Board	March 14, 2008
/s/ George Karfunkel George Karfunkel	Director	March 14, 2008
/s/ Donald T. DeCarlo Donald T. DeCarlo	Director	March 14, 2008
/s/ Abraham Gulkowitz Abraham Gulkowitz	Director	March 14, 2008
/s/ Isaac M. Neuberger Isaac M. Neuberger	Director	March 14, 2008
/s/ Jay J. Miller Jay J. Miller	Director	March 14, 2008

AMTRUST FINANCIAL SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 20007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for income taxes, as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

March 14, 2008

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	December 31,
	2007	2006
ASSETS
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $162,661; $363,690)	$161,901	$366,551
Fixed maturities, available-for-sale, at market value (amortized cost $745,132; $91,368)	726,749	93,168
Equity securities, available-for-sale, at market value (cost $106,956; $90,637)	79,037	94,482
Short-term investments	148,541	196,140
Other investments	28,035	13,936
Total investments	1,144,263	764,277
Cash and cash equivalents	145,337	59,916
Assets under management	18,541	23,494
Accrued interest and dividends	9,811	6,138
Premiums receivable, net	257,756	147,779
Note receivable – related party	20,746	—
Reinsurance recoverable	225,941	44,127
Reinsurance recoverable – related party	55,973	—
Prepaid reinsurance premium	107,585	72,439
Prepaid reinsurance premium – related party	137,099	—
Prepaid expenses and other assets	26,131	12,395
Deferred policy acquisition costs	70,903	43,064
Deferred income taxes	36,502	9,542
Property and equipment, net	12,974	11,175
Goodwill	10,549	2,163
Intangible assets	42,683	27,206
	$2,322,794	$1,223,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$775,392	$295,805
Unearned premiums	527,758	323,155
Ceded reinsurance premiums payable	39,464	23,028
Ceded reinsurance premium payable – related party	38,792	—
Reinsurance payable on paid losses	4,266	2,004
Federal income tax payable	4,123	1,477
Funds held under reinsurance treaties	4,400	9,948
Securities sold but not yet purchased, market	18,426	38,323
Securities sold under agreements to repurchase, at contract value	146,403	—
Accrued expenses and other current liabilities	113,800	80,712
Derivatives liabilities	4,101	2,814
Note payable – related party	113,228	—
Junior subordinated debt	123,714	82,476
Total liabilities	1,913,867	859,742
Commitments and contingencies
Minority Interest	18,541	23,494
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 84,047,000 and 59,959,000 issued in 2007 and 2006, respectively; 59,952,714 and 59,959,000 outstanding in 2007 and 2006, respectively	841	600
Preferred stock, $.01 par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	535,123	238,938
Treasury stock at cost; 24,094,286 shares in 2007	(294,671)	—
Accumulated other comprehensive income (loss)	(31,688)	3,705
Retained earnings	180,781	97,236
Total stockholders’ equity	390,386	340,479
	$2,322,794	$1,223,715

See accompanying notes to consolidated statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Date)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Premium income:
Net premium written	$419,881	$436,314	$259,213
Change in unearned premium	24,355	(107,302)	(43,183)
Net earned premium	444,236	329,012	216,030
Ceding commission – related party	59,077	—	—
Commission and fee income	20,368	12,403	8,196
Net investment income	50,887	27,583	11,534
Net realized gain on investments	4,644	14,783	4,875
Other investment income (loss) on managed assets	(6,053)	244	—
Total revenues	573,159	384,025	240,635
Expenses:
Loss and loss adjustment expense	276,986	210,140	142,006
Policy acquisition expenses	74,234	43,302	30,082
Salaries and benefits	42,703	28,277	13,903
Other insurance general and administrative expense	34,664	20,804	19,257
Other underwriting expense	13,816	10,561	5,805
Total expenses	442,403	313,084	211,053
Operating income from continuing operations	130,756	70,941	29,582
Other income (expenses):
Foreign currency gain	129	833	388
Interest expense	(10,089)	(5,326)	(2,784)
Total other expenses	(9,960)	(4,493)	(2,396)
Income from continuing operations before provision for income tax expense and minority interest	120,796	66,448	27,186
Income tax expense	36,709	17,779	6,666
Minority interest in net income of subsidiary	(6,053)	244	—
Income from continuing operations	90,140	48,425	20,520
Discontinued operations:
Foreign currency gain from discontinued operations	—	—	21,745
Other income (loss) from discontinued operations	—	431	(4,706)
Income (loss) from discontinued operations	—	431	17,039
Net income	90,140	48,856	37,559
Preferred stock dividend accumulated	—	—	1,200
Net income available to common stockholders	$90,140	$48,856	$36,359
Basic earnings per share:
Earnings from continuing operations	$1.50	$0.86	0.80
Earnings from discontinued operations	—	0.01	0.71
Net income per basic share	$1.50	$0.87	$1.51
Diluted earnings per share:
Earnings from continuing operations	$1.49	$0.86	0.80
Earnings from discontinued operations	—	0.01	0.71
Net income per diluted share	$1.49	$0.87	$1.51
Weighted average common shares outstanding:
Basic	59,958	56,315	24,089
Diluted	60,674	56,315	24,089
Dividends declared per common share:	$0.11	$0.04	$—

See accompanying notes to consolidated statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)
Years Ended December 31, 2007, 2006, 2005

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2004	$241	$60,000	$12,406	—	$22,162	$24,019	$118,828
Comprehensive income, net of tax:
Net income	—	—	—	—	—	37,559	37,559
Foreign currency translation	—	—	—	—	(24,491)	—	(24,491)
Unrealized holding loss on available-for sale securities	—	—	—	—	(2,713)	—	(2,713)
Reclassification adjustment for securities sold during the year	—	—	—	—	28	—	28
Comprehensive income							10,383
Preferred stock dividends	—	—	—		—	(10,800)	(10,800)
Balance, December 31, 2005	241	60,000	12,406	—	(5,014)	50,778	118,411
Comprehensive income, net of tax:
Net income	—	—	—	—	—	48,856	48,856
Foreign currency translation	—	—	—	—	4,664	—	4,664
Unrealized holding gain on available-for sale securities	—	—	—	—	2,345	—	2,345
Reclassification adjustment for securities sold during the year	—	—	—	—	1,710	—	1,710
Comprehensive income							57,575
Issuance of common stock	256	—	165,610	—	—	—	165,866
Stock option compensation	—	—	1,025	—	—	—	1,025
Conversion of preferred stock	103	(60,000)	59,897	—	—	—	—
Common stock dividend	—	—	—	—	—	(2,398)	(2,398)
Balance, December 31, 2006	600	—	238,938	—	3,705	97,236	340,479
Comprehensive income, net of tax:
Net income	—	—	—	—	—	90,140	90,140
Foreign currency translation	—	—	—	—	(2,011)	—	(2,011)
Unrealized holding loss on available-for sale securities	—	—	—	—	(32,954)	—	(32,954)
Reclassification adjustment for securities sold during the year	—	—	—	—	(428)	—	(428)
Comprehensive income							54,747
Stock option compensation	—	—	1,830	—	—	—	1,830
Stock repurchase	—	—	—	(59)	—	—	(59)
Acquisition of subsidiary	—	—	—	(294,612)	—	—	(294,612)
Issuance of common stock	241	—	294,355	—	—	—	294,596
Common stock dividend	—	—	—	—	—	(6,595)	(6,595)
Balance, December 31, 2007	$841	$—	$535,123	(294,671)	$(31,688)	$180,781	$390,386

See accompanying notes to consolidated statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$90,140	$48,425	$20,520
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation and amortization	5,022	4,671	979
Realized gain on marketable securities	(13,011)	(14,783)	(4,875)
Non-cash write-down of marketable securities	8,367	—	—
Bad debt expense	2,225	2,466	4,725
Stock option compensation	1,830	1,025	—
Change in deferred tax asset	(26,960)	(146)	(8,890)
Foreign currency gain	(129)	(833)	(388)
Income (loss) from discontinued operations	—	431	(4,706)
Changes in assets – (increase) decrease:
Premiums receivable	(62,448)	(69,175)	(29,630)
Reinsurance recoverable	(11,234)	(26,460)	(3,222)
Reinsurance recoverable – related party	(55,973)	—	—
Deferred policy acquisition costs	(14,469)	(19,312)	(5,815)
Prepaid reinsurance premiums	(32,096)	(53,158)	(6,300)
Prepaid reinsurance premiums – related party	(137,099)	—	—
Prepaid expenses and other assets	8,259	(5,696)	229
Receivable from discontinued operations	—	3,571	8,165
Changes in liabilities – increase (decrease):
Reinsurance payable	55,355	5,246	13,210
Loss and loss expense reserves	160,612	128,630	68,643
Unearned premiums	146,266	166,353	51,695
Funds held under reinsurance treaties	(5,548)	6,914	(5,979)
Note payable – related party	113,228	—	—
Accrued expenses and other current liabilities	15,881	12,867	19,636
Net cash provided by operating activities	248,218	191,036	117,997
Cash flows from investing activities:
Purchases of held to maturity fixed maturities	(61,078)	(313,239)	(27,520)
Purchases of available for sale fixed maturities	(1,096,784)	(263,050)	(76,570)
Purchases of equity securities	(141,092)	(104,738)	(82,240)
Purchases of other investments	(12,184)	(3,439)	—
Proceeds from sales of held to maturity fixed maturities	265,728	97,792	13,108
Proceeds from sales of available for sale fixed maturities	581,642	227,605	46,019
Proceeds from sales of equity securities	130,342	73,327	55,573
Proceeds from (purchases of) short term investments, net	47,599	(121,408)	(57,912)
Proceeds from other investments	—	—	353
Sale of real estate – discontinued operations	—	—	161,555
Note receivable – related party	(18,000)	—	—
Acquisition of a subsidiary, net of cash obtained	(35,742)	—	—
Acquisition of intangible assets from renewal rights	(1,800)	(12,074)	(10,434)
Capital expenditures	(1,751)	(2,708)	(9,417)
Net cash provided by (used in) investing activities	(343,120)	(421,932)	12,515

See accompanying notes to consolidated statements.

	Years Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Issuance of junior subordinate debentures	40,000	30,000	50,000
Repurchase agreements, net	146,402	—	—
Issuance of common stock	—	165,866	—
(Repayments) borrowings on note payable, bank	—	(25,000)	23,300
Purchase of shares	(59)	—	—
Payment of shareholder loans	—	—	(12,973)
Repayment of mortgage – discontinued operations	—	—	(92,919)
Debt financing fees	(820)	—	—
Dividends paid on preferred stock	—	—	(10,800)
Dividends on common stock	(5,396)	(1,199)	—
Net cash provided (used) by financing activities	180,127	169,667	(43,392)
Effect of exchange rate changes on cash	196	5,298	—
Net (decrease) increase in cash and cash equivalents	85,421	(55,931)	87,120
Cash and cash equivalents, beginning year	59,916	115,847	28,727
Cash and cash equivalents, end of year	$145,337	$59,916	$115,847
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9,240	$5,381	$2,593
Debt issuance costs	1,238	928	1,548
Income taxes	35,632	28,163	4,000

Supplemental non-cash financing activity:

In 2007, the Company’s principal shareholders contributed 24,089 shares of common stock with a carrying value of $294,612 in connection with a series of mergers to simplify the stock ownership of the Company. As a result, the Company issued 24,088 shares of common stock with a carrying value of $294,596.

In 2006, the Company converted 1,000 shares of preferred stock with a carrying value of $60 million into 10.3 million shares of common stock.

See accompanying notes to consolidated statements.

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

The Company transacts business through seven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“Wesco” or “WIC”) and Associated Industries Insurance Company, Inc. (“AIIC”), which are domiciled in New Hampshire, New York, Delaware and Florida, respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and IGI Insurance Company, Ltd. (“IGI”), which are domiciled in Bermuda, Ireland and England, respectively.

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The Company uses the equity method of accounting for its investment in Warrantech in which it owns a 27% ownership interest. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with the recognition and amortization of deferred policy acquisition costs, the determination of fair value of invested assets and related impairments, and the determination of goodwill and intangible impairments require considerable judgment by management. On an on-going basis, management reevaluates its assumptions and the methods of calculating its estimates. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Premiums — Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $7,828 and $8,744 at December 31, 2007 and 2006, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Ceding Commission – related party — Ceding commission represents commission earned through its quota share agreement with Maiden Insurance, whereby AmTrust receives a 31% ceding commission on ceded written premiums to Maiden. The ceding commission earned in 2007 was $59,077.

Loss and LAE — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Cash and Cash Equivalents — The Company maintains its cash accounts in several banks and brokerage institutions. At various times during the year, the Company’s cash balances may exceed the amount of $100 insured by the Federal Deposit Insurance Corporation (“FDIC”).

Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates market.

Investments — The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires categorization of fixed maturities as held-to-maturity, available-for-sale or trading and equity securities as available-for-sale or trading.

(a) Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than one year at date of acquisition. As of December 31, 2007 and 2006, short term investments consisted primarily of money market investments.

(b) Fixed maturities and equity securities — Fixed maturities (bonds and certificates of deposit) that the Company has the specific intent and ability to hold until maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

(c) Mortgage and asset backed securities — For mortgage and asset backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.

(d) Limited partnerships — The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.

(e) Derivatives and Hedging Activities — The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives, as defined in FAS 133, are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, AmTrust carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

•	Total return swap contracts (“TRS”), which, are valued based upon market maker quoted prices. Fair values are based on valuations provided by the counterparty based on prices provided by an independent pricing service or dealer runs;
•	Credit default swap contracts (“CDS”), which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on valuations provided by a counterparty. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract. Such amounts are limited to the total equity of the account; and
•	Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.

(f) Securities sold under agreements to repurchase, at contract value — Securities sold under agreements to repurchase are accounted for as collateralized borrowing transactions and are recorded at their contracted repurchase amounts, plus accrued interest. AmTrust minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with AmTrust when necessary.

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

The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. Management evaluates whether temporary or other-than-temporary-impairments (“OTTI”) have occurred on a case by case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the OTTI evaluation process include, but are not limited to: (i) the length of time and the extent to which the fair value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) situations where it is determined that an impairment is attributable to changes in market interest rates, the Company’s ability and intent to hold impaired securities until recovery of fair value at or above cost; (vii) the occurrence of discrete credit event resulting in the issuer defaulting on material outstanding obligation or seeking protection under bankruptcy law; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Deferred Policy Acquisition Costs — We defer commission expenses, premium taxes and assessments as well as certain marketing, sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $27,839, $19,313 and $5,815 for the years ended December 31, 2007, 2006 and 2005, respectively. The amortization for deferred acquisition costs was $36,551, $21,745 and $17,936 in 2007, 2006 and 2005, respectively.

Property and Equipment — Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Lesser of lease term or 15 years

The Company accounts for its internal use software under Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, the Company capitalizes costs of computer software developed or obtained for internal use that are specifically identifiable, have determinable lives and relate to future use.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with SFAS 141, “Business Combinations.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. Goodwill and intangible assets with an indefinite useful life are carried at $22,329 and $9,663 as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, intangible assets with a finite life were valued at $30,903 and $19,706, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company amortized approximately $2,800, $3,400 and $100, respectively related to its intangible assets with a finite life.

Reinsurance — Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Commissions related to Maiden Insurance have been recorded as ceding commission. Reinsurance recoverables are reported relating to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments, in the event of failure to collect from the reinsurer.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments. Among such assessments are state guaranty funds as well workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance oversight boards to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or NAIC Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2007, 2006 and 2005 was approximately $9,640, $5,511 and $7,351, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Income Taxes — The Company joins its domestic subsidiaries in the filing of a consolidated Federal income tax return and is party to a Federal income tax allocation agreement. Under the tax sharing agreement, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

Under FIN 48, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At the date of adoption, the amount of interest and penalties included in the consolidated balance sheet was $0. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2003 through 2006 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Fair Value of Financial Instruments — Fair value for fixed maturity and equity securities is based on quoted market prices or, if they are not actively traded, on estimated values obtained from independent pricing services. Fair values of other financial instruments approximate their carrying values.

Foreign Currency — The assets and liabilities of the Ireland and United Kingdom subsidiaries are translated from their functional currencies (Euro and Pound Sterling, respectively) to the U.S. dollar using the exchange rate at the balance sheet date. Foreign currency translation gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Additionally, the Company recorded approximately $100, $800 and $400 transaction gain in 2007, 2006 and 2005, respectively, related to the settlement of claims related to a foreign subsidiary.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2007 and 2006, the outstanding premiums and notes receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

The line of business that subjects the Company to concentration risk has historically primarily been workers’ compensation. For the years ended December 31, 2007, 2006 and 2005, 46%, 55% and 73%, respectively, of net premiums written were for workers’ compensation and therefore, the Company believes as of December 31, 2007 concentration risk has been mitigated.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Stock Compensation Expense — Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock and stock option grants under the Company’s 2005 Equity Incentive Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date.

Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Net income has been adjusted for the effect of the dividends accumulated on the cumulative preferred stock. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options and unvested restricted shares using the treasury stock method.

Minority Interest — The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as minority interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary. Minority interest expense represents such non-controlling interests’ in the earnings of that entity. All transactions and account balances between the Company and the subsidiaries were eliminated during consolidation.

Reclassifications — Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. This did not have any impact on the net income of the Company.

Recent Accounting Pronouncements — In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments that contain an embedded derivative requiring bifurcation and permits entities to fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. FAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. In January 2007, the FASB

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a limited scope exception from paragraph 13(b) of FAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets if certain criteria are met. B40 is effective upon the adoption of FAS 155 with certain exceptions. The Company adopted FAS 155 effective January 1, 2007 and it did not have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (FIN 48) to be effective for fiscal years beginning after December 15, 2006. FIN 48 sets forth criteria for recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that companies recognize the impact of a tax position if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure. The adoption did not have a material effect on the Company’s financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of the adoption. Accordingly, the initial application of SFAS No. 159 has no effect on the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified,

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluation the materiality of errors. It allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2007 (January 1, 2006 for calendar-year-end companies in either the 2006 year end Form 10-K or third quarter Form 10-Q). The adoption of SAB No. 108 did not have a material impact on the financial condition or results of operations of the Company.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), became effective January 1, 2007. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The adoption of SOP 05-1 did not have a material impact on the financial condition or results of operations of the Company.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

(a) Available-for-Sale Securities

Year Ended December 31, 2007	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Preferred Stock	$750	$—	$(246)	$504
Common stock	106,206	2,896	(30,569)	78,533
Fixed maturities	745,132	3,110	(21,493)	726,749
	$852,088	$6,006	$(52,308)	$805,786

Year Ended December 31, 2006	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Preferred stock	$435	$4	$—	$439
Common stock	90,202	11,186	(7,345)	94,043
Fixed maturities	91,368	2,546	(746)	93,168
	$182,005	$13,736	$(8,091)	$187,650

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2007, 2006, and 2005 were approximately $711,984, $300,932 and $101,592, respectively.

(b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of fixed maturity investments are presented in the tables below:

Year Ended December 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of U.S. Treasury, Government corporations and agencies	$110,248	$815	$(25)	$111,038
Mortgage-backed securities	51,653	366	(396)	51,623
	$161,901	$1,181	$(421)	$162,661

Year Ended December 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Obligations of U.S. Treasury, Government corporations and agencies	$311,124	$25	$(2,590)	$308,559
Mortgage-backed securities	55,427	113	(409)	55,131
	$366,551	$138	$(2,999)	$363,690

Proceeds from sale of investments in held-to-maturity securities during the years ended December 31, 2007, 2006 and 2005 were $265,728, $97,792 and $13,108, respectively. At times there are “sales” of held-to-maturity securities. These result from either certain securities being called by their issuers or from the receipt of monthly principal payment from FNMA and GNMA securities based on mortgage prepayments by some of the mortgagees.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

A summary of the Company’s held-to-maturity and available-for-sale fixed maturity securities at December 31, 2007, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-Maturity Debt Securities:	Amortized Cost	Fair Value
Due in one year or less	$25,242	$25,264
Due after one through five years	5,454	5,452
Due after five through ten years	4,552	4,752
Due after ten years	75,000	75,570
Mortgage backed securities	51,653	51,623
Total fixed maturities	$161,901	$162,661

Available-for-Sale Debt Securities:	Amortized Cost	Fair Value
Due in one year or less	$22,121	$22,129
Due after one through five years	135,770	132,282
Due after five through ten years	254,731	239,909
Due after ten years	40,516	39,849
Mortgage backed securities	291,994	292,580
Total fixed maturities	$745,132	$726,749

(c) Investment Income

Net investment income for the years ended December 31, 2007, 2006 and 2005 was derived from the following sources:

	2007	2006	2005
Fixed maturities	$37,989	$19,869	$6,302
Equity securities	1,691	599	926
Cash and short term investments	10,369	8,067	4,391
Loss on other investments	(523)	—	—
Loss on equity investment in Warrantech	(749)	—	—
Note receivable – related party	2,796	—	—
	51,573	28,535	11,619
Less: Investment expenses	(686)	(952)	(85)
	$50,887	$27,583	$11,534

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

(d) Realized Gains and Losses

The table below indicates the gross realized gains and losses for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31, 2007	Gross Gains	Gross Losses	Net Gains and Losses
Debt securities	$6,132	$(1,450)	$4,682
Equity securities	14,406	(4,790)	9,616
Derivatives	1,462	(2,749)	(1,287)
Write-down of equity securities	—	(8,367)	(8,367)
	$22,000	$(17,356)	$4,644

Year Ended December 31, 2006	Gross Gains	Gross Losses	Net Gains and Losses
Debt securities	$3,083	$(1,483)	$1,600
Equity securities	22,396	(6,399)	15,997
Derivatives	—	(2,814)	(2,814)
	$25,479	$(10,696)	$14,783

Year Ended December 31, 2005	Gross Gains	Gross Losses	Net Gains
Debt securities	$703	$(624)	$79
Equity securities	4,974	(178)	4,796
	$5,677	$(802)	$4,875

(e) Unrealized Gains and Losses

Net unrealized losses on held-to-maturity fixed maturity securities were as follows:

Year Ended December 31,	2007	2006	2005
Net unrealized gains (losses)	$760	$(2,861)	$(2,200)
Increase (decrease) in net unrealized gains (losses)	3,261	(661)	(1,770)

Net unrealized gain (loss) on available-for-sale securities were as follows:

Year Ended December 31,	2007	2006	2005
Fixed maturities	$(18,383)	$1,800	$(222)
Equity securities	(27,919)	3,845	(3,107)
Total net unrealized gain (loss)	(46,302)	5,645	(3,329)
Deferred income tax benefit (expense)	16,206	(1,976)	1,165
Net unrealized losses, net of deferred income tax	(30,096)	3,669	(2,164)
(Increase)decrease in net unrealized losses, net of deferred income tax	$(33,765)	$5,833	$(1,801)

(f) Other Than Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. We consider various factors in determining whether a decline in the fair value of a security is other-than-temporary, including:

•	how long and by how much the fair value of the security has been below its cost;

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 25%.

As of December 31, 2007, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporarily declines in the fair value of investments. The Company determined that four equity investments were other-than-temporarily impaired and accordingly wrote down the investments and recorded approximately $8,367 of a realized loss during the year ended December 31, 2007. The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Available-for-sale securities:
Common stock	$48,802	$(21,405)	$10,744	$(9,410)	$59,546	$(30,815)
Fixed maturities	402,602	(21,074)	13,084	(419)	415,686	(21,493)
Total temporarily impaired securities available-for-sale securities	$451,404	$(42,479)	$23,828	$(9,829)	$475,232	$(52,308)

	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government Corporations and Agencies	714	(2)	5,977	(23)	6,691	(25)
Mortgage-backed securities	1,659	(109)	13,322	(287)	14,981	(396)
Total temporarily impaired securities held-to-maturity securities	$2,373	$(111)	$19,299	$(310)	$21,672	$(421)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Available-for-sale securities:
Common stock	$14,253	$(4,205)	$3,809	$(3,140)	$18,062	$(7,345)
Fixed maturities	6,054	(362)	15,468	(384)	21,522	(746)
Total temporarily impaired securities available-for-sale securities	$20,307	$(4,567)	$19,277	$(3,524)	$39,584	$(8,091)

	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Held-to-maturity securities:
Obligations of U.S. Treasury, Government Corporations and Agencies	139,738	(1,124)	117,524	(1,466)	257,262	(2,590)
Mortgage-backed securities	31,357	(91)	7,897	(318)	39,254	(409)
Total temporarily impaired securities held-to-maturity securities	$171,095	$(1,215)	$125,421	$(1,784)	$296,516	$(2,999)

The number of securities in an unrealized loss position greater than 12 months was 213 and 292 as of December 31, 2007 and 2006, respectively. The number of securities in an unrealized loss position less than 12 months was 255 and 77 as of December 31, 2007 and 2006, respectively.

(g) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s TRS, CDS and CFD as of December 31, 2007:

	Remaining Life of Notional Amount(1)
	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
	($ In Thousands)
Total return swaps	$—	$33,666	$—	$—	$33,666
Credit default swaps	5,394	19,452	16,638	—	41,484
Contracts for differences	—	—	2,066	—	2,066
	$5,394	$53,118	$18,704	$—	$77,216

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(h) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2007 and 2006 was $0 and $13,791 for corporate bonds, respectively, and $18,426 and $24,532

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

for equity securities, respectively. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at December 31, 2007. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

During 2007, the Company entered into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of December 31, 2007 there were $146,403 principal amount outstanding at interest rates between 4.7% and 5.2%. Interest expense associated with these repurchase agreements for the year ended 2007 was $3,047 of which $994 was accrued as of December 31, 2007. The Company has $153,069 of collateral pledged in support of these agreements.

At December 31, 2007, the Company through its domestic insurance subsidiary currently has assets with a fair value of $18,797 and $10,796, respectively on deposit with various state departments of insurance. These deposits are held for benefits of insurance company policyholders.

4. Assets Under Management

In December 2006, the Company formed two, wholly-owned subsidiaries, AmTrust Capital Management, Inc. (ACMI) and AmTrust Capital Mangement GP, LLC (ACM). Concurrently with these formations, the Company also formed Leap Tide Partners, LP (LTP), a hedge fund limited partnership, for the purpose of managing the assets of its limited partners. ACM has a 1% ownership in LTP. ACMI earns a management fee equal to 1% of the LTP’s assets. ACM also earns an incentive fee of 20% of the cumulative profits of the LTP.

In accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” ACM consolidates LTP as the rights of the limited partners do not overcome the rights of the general partner. We allocate an equivalent portion of the limited partners’ income or loss to minority interest. For the year ended December 31, 2007 and 2006, LTP had an investment gain (loss) of approximately $(6,053) and $244, respectively and resulted in an allocation to minority interest of approximately $6,053 and $(244), respectively for the years ended December 31, 2007 and 2006. The management companies earned approximately $223 and $100 of management fees under the agreement during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the LTP had assets of approximately $18,541 and 23,494, respectively, and was also recorded as minority interest. Assets under management as of December 31, 2007 and 2006, also included cash of approximately $4,377 and 15,200, respectively. Substantially all of the limited partnership contributions and interests are held by related parties (See Note 14. “Related Party Transactions”), which include Michael Karfunkel and George Karfunkel and, the investment manager.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Assets Under Management  – (continued)

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

(a) Trading Securities

Year Ended December 31, 2007	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Equity securities	$23,295	$451	$(6,685)	$17,061
Securities sold but not yet purchased, at market	(2,844)	419	(460)	(2,885)
Total	$20,451	$870	$(7,145)	$14,176

Year Ended December 31, 2006	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Equity securities	$9,817	$308	$(225)	$9,900
Securities sold but not yet purchased, market	(1,630)	47	—	(1,583)
Total	$8,187	$355	$(225)	$8,317

Proceeds from the sale of investments in trading securities during the years ended December 31, 2007 and 2006 were approximately $25,284 and $1,974, respectively. Purchases of investments during the years ended December 31, 2007 and 2006 were approximately $37,928 and $10,131, respectively.

(b) Investment Income

Net investment income for the years ended December 31, 2007 and 2006 was derived from the following sources:

	2007	2006
Equity securities:
Dividends	$148	$1
Realized gain (loss)	161	30
Unrealized gain (loss)	(6,408)	130
Cash and cash equivalents	291	109
	(5,808)	270
Less: Investment expenses	(245)	(26)
	$(6,053)	$244

5. Acquisitions

In September 2007, the Company acquired all the issued and outstanding stock of AIIS a Florida-based workers’ compensation managing general agency, and its wholly-owned subsidiary, AIIC, a Florida workers’ compensation insurer, also licensed in Alabama, Georgia and Mississippi for consideration of approximately $38,854 (collectively, “Associated”). AmTrust and Associated have enjoyed a close business relationship since 2004 when AmTrust acquired renewal rights to certain business from Associated and entered into a Production and Administration Agreement pursuant to which Associated produced business for AmTrust in the State of Florida. The purchase price of $38,854 consisted of approximately $33,930 of cash, $599 of direct acquisition costs and $4,325 for a contingent liability related to income taxes (see Note 13. “Income Taxes”). The Company estimates the contingency period will last approximately one year at which time the Company will distribute the $4,325 to either the IRS or the sellers of Associated. The Company recorded approximately $3,700 of goodwill and $10,200 of intangible assets related to trademarks, licenses, distribution networks and

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

non-compete agreements. The Company determined that the trademarks and licenses have indefinite lives and the remaining intangible assets are being amortized over a period of one to 14 years. Additionally, the Company recorded positive fair market value adjustments to property and equipment by approximately $600. The results of operations of Associated have been included in the Company’s consolidated financial statements since the acquisition date.

In accordance with SFAS No. 141, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the fair values as of the close of acquisition, with the amounts exceeding the fair value recorded as goodwill. The purchase price allocation as of the date of acquisition is as follows:

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

Selected unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 assuming acquisition had occurred as of January 1, 2005, are set forth below:

	2007	2006	2005
Net earned premium	$481,695	$373,119	$258,855
Income from continuing operations	$89,189	$56,398	$20,847
per common share – basic	$1.49	$1.00	$0.87
per common share – diluted	$1.47	$1.00	$0.87

In April 2007 the Company, through a subsidiary, acquired all the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition should enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. The results of operations have been included since the acquisition date. The Company recorded a purchase price of approximately $15,200, which included cash of $14,900 and approximately $300 of direct acquisition costs. The allocation of the purchase price resulted in goodwill and intangible assets of approximately $3,500 and $7,400, respectively. The Company recorded intangibles primarily for trademarks and distribution networks. The trademark was determined to have an indefinite live and the remaining intangible asset lives were determined to have useful lives ranging between 5 and 20 years. The Company has not presented pro forma results of operations as this acquisition was not material to AmTrust’s consolidated results of operations.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

In March 2007, the Company acquired from Frisco Risk Partners, a managing general agent specializing in workers’ compensation insurance, access to its distribution network and renewal rights to its existing business, over 90% of which was underwritten by the Company. The Company recorded intangible assets of approximately $700 related to distribution networks, renewal rights and non-compete agreements. The purchase agreement provides for additional contingent consideration to be determined on an annual basis, for a period of three years, if certain targets are achieved related to premium produced. Any additional consideration paid will be recorded as goodwill and was approximately $300 in 2007.

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20,000 secured note due January 30, 2012 (note receivable — related party). Interest on the note is accrued monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech’s consumer product programs and on certain nationwide warranty programs, which produced premium of approximately $41.3 million during 2007. As the Company does not exhibit control over Warrantech, the Company accounts for this investment under the equity method. The Company recorded an investment loss of approximately $749 from its equity investment for 2007. As of December, 2007 the carrying value of the note receivable was $20,746 (note receivable — related party).

In June 2006, the Company acquired 100% of the issued and outstanding capital stock of Wesco Insurance Company (“Wesco” or “WIC”) for $22,500, which included Wesco’s statutory surplus of $15,000 and an additional $7,500. All pre-closing liabilities of Wesco are guaranteed by the seller. Wesco is a Delaware-domiciled property and casualty insurance company which is licensed in all 50 states. Wesco continues to write certain business for the seller, subject to contractual maximums as prescribed in the purchase agreement. This business is completely reinsured by an insurance subsidiary of the seller. Wesco receives a fronting fee under this arrangement. The purchase price in excess of net assets acquired of $7,500 was allocated to state insurance licenses acquired as a part of this transaction, which is reflected as intangible assets in the consolidated balance sheet with indefinite lives.

In June 2006, the Company acquired from Muirfield Underwriters, Ltd. (“Muirfield”), a subsidiary of Aon Corporation (“Aon”), the right to contract/conduct business with Muirfield’s producer networks, the right to renew a discrete set of in-force policies and a covenant not to compete from Aon. The producer network consisted of approximately 275 independent agents and brokers in 11 states. The Company paid Muirfield $2,000 at closing and is obligated to pay a specified percentage of gross premiums written on new policies and renewal policies through the three year period ending May 31, 2009. This $2,000 purchase price is reflected as intangible assets consisting of $1,710 for distribution networks, $250 for renewal rights and $40 for covenants not to compete. The Company recorded approximately $300 of additional consideration as goodwill in 2007. Any additional consideration to the seller will be recorded as goodwill as these amounts become known.

In December 2005, the Company acquired from Alea North America Company and Alea North American Insurance Company (collectively “Alea”), a specialty property and casualty business the primary lines of which are workers’ compensation, general liability, auto liability and property, which included the acquisition of the right to contract/conduct business with Alea’s producer network, the right to renew a discrete set of in-force policies and a covenant not to compete. The producer network consisted of 25 wholesale agents which conducted business in all 50 states and served in excess of 1,500 independent retail agents and brokers. The purchase price is equal to a percentage of gross premiums written through the fifth anniversary of the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

closing of this transaction. The Company paid a nonrefundable $12,000 advance at closing which consisted of $10,000 for intangible assets and $2,000 for the fair value of acquired fixed assets. The $10,000 of intangible assets consisted of $9,300 for agency relationships, $500 for renewal rights and $200 for covenants not to compete. The purchase agreement provides for additional contingent consideration to be determined on an annual basis, for a period of 5 years, if certain targets are achieved related to premiums produced. As of December 31, 2007 no contingent consideration has been paid. The ultimate purchase price cannot exceed $75,000. Any additional consideration to the seller will be recorded as goodwill as these amounts become known.

6. Intangible Assets and Goodwill

The Composition of the intangible assets is summarized as follows:

As of December 31, 2007	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$10,549	—	$10,549	Indefinite Life
Renewal rights	1,880	743	1,137	7 years
Covenant not to compete	1,686	476	1,210	1 – 9 years
Distribution networks	25,403	3,047	22,356	14 – 20 years
Software	2,355	1,444	911	3 – 20 years
Customer relationships	5,900	611	5,289	5 – 20 years
Trademarks	3,560	—	3,560	Indefinite Life
State Insurance Licenses	8,220	—	8,220	Indefinite Life
Total	$59,553	$6,321	$53,232	14.7 years average

As of December 31, 2006	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$2,163	—	$2,163	Indefinite Life
Renewal Rights	1,580	502	1,078	7 years
Covenant not to Compete	426	158	268	5 – 9 years
Distribution network	19,303	1,936	17,367	20 years
Software	1,927	934	993	3 years
State Insurance Licenses	7,500	—	7,500	Indefinite Life
Total	$32,899	$3,530	$29,369	17.4 years average

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2007, 2006 and 2005. Finite lived intangible assets are amortized under the straight-line method, except for renewal rights, for which the Company amortizes them using a 125% accelerated method. Amortization expense for 2007, 2006 and 2005 was $2,791, $3,418 and $112, respectively. The estimated aggregate amortization expense for each of the next five years is:

2008	$3,586
2009	$2,886
2010	$2,715
2011	$2,688
2012	$2,274

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Property and Equipment, Net

As of December 31,	2007	2006
Land	$881	$881
Building	6,149	6,126
Internal use software	3,932	2,747
Computer equipment	4,099	3,033
Other equipment	1,747	591
Leasehold improvements	1,053	179
	17,861	13,557
Less: Accumulated depreciation and amortization	(4,887)	(2,382)
	$12,974	$11,175

8. Accrued Expenses and Other Liabilities

As of December 31,	2007	2006
Premium taxes, assessments and surcharges payable	$45,290	$32,304
Other accrued expenses	34,349	21,638
Accounts payable	16,885	16,022
Premiums collected in advance	6,711	3,679
Due to sellers	5,623	3,985
Accrued interest	3,156	2,129
Premium audits, cancellations and overpayments	1,786	955
	$113,800	$80,712

9. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2007 and 2006:

	2007	2006	2005
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$295,805	$168,007	$99,364
Less: Reinsurance recoverables at beginning of year	44,127	17,667	14,445
Net balance, beginning of year	251,678	150,340	84,919
Incurred related to:
Current year	274,897	209,626	142,968
Prior year	2,089	514	(962)
Total incurred losses during the year	276,986	210,140	142,006
Paid losses and LAE related to:
Current year	(120,065)	(70,532)	(53,988)
Prior year	(59,990)	(38,270)	(22,597)
Total payments for losses and LAE	(180,055)	(108,802)	(76,585)
Commuted loss reserves	—	—	—
Net balance, December 31	348,609	251,678	150,340
Acquired outstanding loss and loss adjustment reserve	168,755	—	—
Plus reinsurance recoverables at end of year	258,028	44,127	17,667
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$775,392	$295,805	$168,007

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

9. Liability for Unpaid Loss and LAE  – (continued)

In 2007, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $2,089 as result of unfavorable loss development, in its small business worker’s compensation segment due to its involuntary participation in NCCI pools. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. In 2006, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $514 as result of unfavorable loss development. In 2005, the Company’s liabilities for unpaid losses and LAE attributable decreased by $962 as a result of favorable loss development. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and develop more credible data, the Company has to assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

10. Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and premiums earned are reflected after deduction for reinsurance. In the event reinsurers are unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company periodically evaluates the financial condition of its reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance does not discharge or diminish the primary liability of the Company; however, it does permit recovery of losses on such risks from the reinsurers.

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements. The agreements cover losses in excess of $500 through December 31, 2004, $600 effective January 1, 2005 and $1,000 effective July 1, 2006, per occurrence up to a maximum $130,000 ($80,000 prior to 2004) in losses per occurrence. Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. Beginning with policies effective January 1, 2006, the Company retains the first $1,000 per occurrence. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.

During 2007, TIC acted as servicing carrier on behalf of both the Georgia and Virginia Workers’ Compensation Assigned Risk Plans. In 2006, TIC was only a servicing carrier for the Georgia Assigned Risk Plan. In its role as a serving carrier TIC issues and services certain workers compensation policies to Georgia and Virginia insureds. Those policies are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”). Technology wrote approximately $26,700 and $10,600 of premium in 2007 and 2006, respectively, as a servicing carrier.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

As part of the agreement to purchase Wesco from Household Insurance Group Holding Company (“Household”), the Company agreed to write certain business on behalf Household for a three year period. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household. Wesco wrote approximately $32,600 and $26,200 million of premium in 2007 and 2006, respectively, subject to this reinsurance treaty.

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $2,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

As part of the acquisition of Associated, the Company acquired reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999 the American Home reinsurance covered losses in excess of $250 per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $150 in excess of $100. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $100 per occurrence. Effective January 1, 2002 American Home increased its attachment was $250 per occurrence. The XOL treaty that had an attachment of $250 was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $250 per occurrence.

In October 2006, the Company entered into a quota-share reinsurance agreement with 5 syndicate members of Lloyd’s of London who collectively reinsurer 70% of a particular specialty risk and extended warranty program.

Since January 1, 2003, the Company has had variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our specialty risk and extended warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our specialty risk and extended warranty insurance worldwide. However, we do not cede to Munich Re the majority of our U.S. specialty risks and extended warranty business, although we may cede more of this U.S. business to Munich Re in the future.

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 15% to 50% of each covered risk, but Munich Re shall not reinsure more than £500 for each ceded risk

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £500,000. For the majority of the business ceded under this reinsurance arrangement, we cede 15% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

Included in the Company’s loss reserves as of December 31, 2007, 2006 and 2005 is approximately $3,847, $3,154 and $4,511, respectively, relating to assumed lines of business (written primarily by RIC prior to its acquisition by the Company) that are in a run-off position. The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2007, 2006 and 2005, the Company did not commute any reinsurance contracts.

The effect of reinsurance with unrelated companies on premiums and losses for 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$807,055	$658,158	$506,492	$370,035	$252,598	$218,109
Assumed	32,336	30,365	19,582	17,990	33,533	27,977
Ceded	(419,510)	(244,287)	(89,760)	(59,013)	(26,918)	(30,056)
	$419,881	$444,236	$436,314	$329,012	$259,213	$216,030

	As of December 31,
	2007		2006		2005
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$33,290	$(258,027)	$27,326	$(44,034)	$21,910	$(17,058)
Unearned premiums	17,993	(244,683)	12,823	(72,439)	10,086	(19,281)
Loss and LAE expense incurred	18,269	(118,772)	13,099	(39,832)	15,460	(11,674)

11. Junior Subordinated Debt

The Company established four special purpose trusts between 2005 and 2007 for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of December 31, 2007 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Junior Subordinated Debt  – (continued)

The table below summarizes the Company’s trust preferred securities as of December 31, 2007:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	%(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month London Interbank Offered Rate (“LIBOR”) plus 3.40% after the tenth anniversary.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary.

12. Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company, incentive directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The aggregate number of shares of Common Stock for which awards may be issued may not exceed 5,994,300 shares, and the aggregate number of shares of Common Stock for which restricted stock awards may be issued may not exceed 1,998,100 shares, subject to the authority of our Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting our Common Stock. As of December 31, 2007, 4,866,150 shares of Company common stock remained available for grants under the Plan.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Share Based Compensation  – (continued)

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of salaries and benefits) in the amount of approximately $1,830 and $1,025 related to stock options for the year ended 2007 and 2006, respectively.

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2007 and 2006:

	2007	2006
Volatility	33.67%	27.76%
Risk-free interest rate	4.79%	4.36%
Weighted average expected lives in years	6.25	6.25
Dividend rate	1.00%	1.00%

A summary of the Company’s stock option activity for the years ended December 31, 2007 and 2006:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,389,750	$7.25	—	$—
Granted	797,500	13.78	2,389,750	7.25
Forfeited	(61,000)	7.50	—	—
Exercised	—	—	—	—
Outstanding at end of year	3,126,250	$8.91	2,389,750	$7.25

The weighted average grant date fair value of options granted was $5.41 and $2.75 during 2007 and 2006, respectively. The Company had approximately $7,200 and $5,200 of unrecognized compensation cost related to unvested stock options as of December 31, 2007 and 2006, respectively. As of December 31, 2007, there were approximately 900,000 shares with a weighted average exercise price of $7.11 that were exercisable.

13. Income Taxes

The provision for income taxes consists of the following the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Total current provision	$34,816	$22,160	$13,088
Total deferred benefit	1,893	(4,381)	(6,422)
Total provision	$36,709	$17,779	$6,666

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Income Taxes  – (continued)

The effective income tax rate differs from the statutory income tax rate as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Income before income taxes	$126,849	$66,635	$44,225
Tax at federal statutory rate of 35%	$44,397	$23,322	$15,479
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(8,716)	(4,243)	(2,496)
Foreign currency gain	(45)	(151)	(7,747)
Other, net	1,073	$(1,149)	1,430
	$36,709	17,779	$6,666

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are shown below.

	2007	2006
Deferred tax assets:
Ceding commission	$6,146	$—
Losses and LAE reserves	22,717	11,918
Unearned premiums	19,748	17,550
Unrealized depreciation of investments	17,071	—
Bad debt	2,758	967
Deferred compensation	2,900	316
Other	1,624	514
	72,964	31,265
Deferred tax liabilities:
Earned but unbilled premiums	(4,516)	(3,426)
Deferred acquisition costs	(31,077)	(15,072)
Unrealized appreciation of investments and foreign currency	—	(1,995)
Other	(869)	(1,230)
	(36,462)	(21,723)
Deferred tax asset, net	$36,502	$9,542

The Company’s management believes that it will realize the benefits of its deferred tax asset and, accordingly, no valuation allowance has been recorded for the periods presented.

The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries where, in management’s opinion, such earnings have been indefinitely reinvested. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Income Taxes  – (continued)

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2007, the Company has $1,441 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

During 2006, the Internal Revenue Service (“IRS”) completed an audit of the Company’s recently acquired subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”) (see Note 5. “Acquisitions”). For the 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed. During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although Associated’s management disagrees with the majority of the positions taken by the examiner and has appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,325 (including $1,395 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

During 2007, the Company, while performing a review of the most recently filed income tax return with the IRS for calendar year ending December 31, 2006, determined an issue exists per FIN 48 guidelines concerning it’s position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized at the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be $863 (including $46 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

A reconciliation of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefit as of January 1, 2007
Increases in tax position	$—
Decreases in tax positions for prior years	863
Increases in tax positions for prior years	—
Decreases in tax positions for current year	4,325
Decreases in tax positions for current year	—
Lapse in statute of limitations	—
Settlements	—
Gross unrecognized tax benefits as of December 31, 2007	$5,188

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Major Tax Jurisdictions:	Open Tax Years
United States	2004-2006
United Kingdom	2004-2006
Ireland	2003-2006

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

14. Related Party Transactions

Reinsurance Agreement

Maiden Holdings, Inc. (“Maiden”) is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. Messrs. Karfunkel and Mr. Zyskind contributed $50,000 to Maiden Insurance and collectively have a 18.6% ownership interest in Maiden assuming the effect of exercising their warrants in Maiden. In July 2007, Maiden raised approximately $480,600 in a private placement. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a quota share reinsurance agreement (See Note 10 “Reinsurance”).

The following is the effect on the Company’s balance sheet as of December 31, 2007 and the results of operations for the year ended December 31, 2007 related to reinsurance agreement with Maiden Insurance:

Assets and liabilities:
Reinsurance recoverable	$55,973
Prepaid reinsurance premium	137,099
Ceded reinsurance premiums payable	38,792
Note payable	113,228
Results of operations:
Premium written – ceded	$(247,647)
Change in unearned premium – ceded	137,099
Earned premium – ceded	(110,548)
Ceding commission on premium written	$76,648
Ceding commission – deferred	(17,571)
Ceding commission earned	59,077
Incurred loss and loss adjustment expense – ceded	$72,127

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

AmTrust, through subsidiaries, has entered into a reinsurance brokerage agreement and an asset management agreement with Maiden Insurance, under which the Company receives a brokerage commission of 1.25% of reinsured premium and an annual asset management fee of 0.35% of assets under management, respectively. The Company recorded approximately $3,100 of brokerage commission during the second half of 2007.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the reinsurance agreement described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the reinsurance agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance shall be discharged from providing

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

14. Related Party Transactions  – (continued)

security for its proportionate share of the obligations as contemplated by the reinsurance agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $113,228 as of December 31, 2007.

Leap Tide Transactions

AmTrust Capital Management, Inc. (“ACM”), our wholly owned subsidiary, currently manages approximately $69,000 of our assets. These assets are held in a Bermuda managed account.

ACM also serves as the Investment Manager of Leap Tide Partners, L.P., a domestic partnership, and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by ACM (the “Hedge Funds”). To date, approximately $27,000 have been invested in the Hedge Funds. Approximately 88% of these funds were contributed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind. Our Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arms-length and did not violate our Code of Business Conduct and Ethics.

Principal Shareholders Consolidation

AmTrust Financial Group, Inc. (“AFG”) was the principal shareholder of the Company, owning approximately 24,089,286 shares of common stock of the Company (the “Common Stock”). Messrs. Michael Karfunkel, George Karfunkel and Barry Zyskind directly or indirectly held approximately 37.5%, 37.5% and 25.0%, respectively, of AFG. To simplify the stock ownership of the Company, two mergers were consummated, in 2007, whereby AFG and G/MK Acquisition Corp. were merged with and into a wholly owned subsidiary of the Company. AFG and G/MK Acquisition Corp. were primarily shell holding companies with no other assets, except for common stock. As a result, the Company issued and delivered 24,088,000 shares of Common Stock in exchange for 24,089,286 shares of Common Stock held by AFG, which shares were then issued in proportion to their respective AFG holdings: Michael Karfunkel received 9,033,000 shares, George Karfunkel received 9,033,000 shares, Barry Zyskind received 6,022,000, and the remaining 1,286 shares were returned to the treasury of the Company. The mergers had no impact on the Company’s financial position, results of operations or cash flows for the year ended 2007.

Lease Agreement

In June 2002, the Company entered into a lease agreement for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. The Company paid approximately $348 and $308 for the years ended December 31, 2007 and 2006, respectively. The lease expired in August 2007 and the Company is currently renting month to month. The Company is negotiating a new lease for approximately 15,000 square feet at the same location that is estimated to have annual rent expense of approximately $644 and expire in 2017.

Employment Relationship

Barry Karfunkel, an analyst with a Company subsidiary, earned approximately $250 and $225 for the years ended December 31, 2007 and 2006, respectively. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

15. Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Income from continuing operations	$90,140	$48,425	$20,520
Income from discontinued operations	—	431	17,039
Net income	90,140	48,856	37,559
Less: Preferred stock dividend	—	—	1,200
Net income available to common shareholders	$90,140	$48,856	$36,359
Weighted average number of common shares outstanding – basic	59,958	56,315	24,089
Potentially dilutive shares:
Dilutive shares from stock – based compensation	716	—	—
Weighted average number of common shares outstanding – dilutive	60,674	56,315	24,089
Income from continuing operations – basic earnings per share	$1.50	$0.86	$0.80
Income from discontinued operations – basic earnings per share	—	0.01	0.71
Net income – basic earnings per share	$1.50	$0.87	$1.51
Income from continuing operations – diluted earnings per share	$1.49	$0.86	$0.80
Income from discontinued operations – diluted earnings per share	—	0.01	0.71
Net income – diluted earnings per share	$1.49	$0.87	$1.51

Giving pro forma effect to the subsequent issuance of approximately 10.3 million shares common stock in 2006 in exchange for all the issued and outstanding shares of preferred stock, diluted earnings would be for the year ended December 31, 2005:

2005
Net income	$37,559
Weighted average number of common shares outstanding – basic	24,089
Preferred shares convertible into common share	10,275
Weighted average number of common shares outstanding and potential common shares assumed outstanding or computing – dilutive earnings per share	34,364
Diluted earnings per share	$1.09

16. Commitments and Contingencies

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

Lease Commitments

The Company is obligated under approximately 20 leases for office space expiring at various dates through 2017.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Commitments and Contingencies  – (continued)

Future minimum lease payments as of December 31, 2007 under non-cancellable operating leases for each of the next five years are approximately as follows:

2008	$3,685
2009	3,506
2010	3,084
2011	2,034
2012	302
2013 and Thereafter	715
$13,326

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $3,379, $1,871 and $1,230, respectively.

Employment Agreements

The Company has entered into employment agreements with approximately 20 of its key executives and employees. The agreements terminate on varying dates through 2010, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2010:

2008	$4,864
2009	2,322
2010	275
$7,461

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 30, 2007 with JP Morgan Chase Bank, N.A. in the aggregate amount of $50,000. The line is used for general corporate purposes as required, as well as collateral for letters of credit. The agreement matures on June 30, 2008. Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points. As of December 31, 2007 there was no outstanding balance on the line of credit. The Company has an outstanding letters of credit in place at December 31, 2007 totaling $17,400 that reduced the availability on the line of credit to $32,600 million as of December 31, 2007. The letters of credit are utilized to collateralize the Company’s obligation under certain reinsurance agreements.

17. Shareholder’s Equity

Private Placement — On February 9, 2006, the Company sold 25,568,000 shares of Common Stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $7.00 per share, subject to an initial purchaser’s discount and placement fee of $0.49 per share. The net proceeds to the Company after expenses totaled $165,610.

Preferred Stock — In February 2006, all outstanding and issued shares of preferred stock were converted into 10,285,714 shares of common stock in conjunction with the private placement offering. Holders of the preferred shares were entitled to receive cumulative dividends out of any assets legally available at a rate of 8% of the liquidation value of $60,000 per share, per annum, commencing with the year ending December 31, 2003. All accrued and unpaid dividends on the preferred shares were required to be paid prior to the declaration or payment of dividends on the common stock. As of December 31, 2005, there were no undeclared dividends on the preferred stock. Total dividends declared and paid in 2005 were $10,800, which represented cumulative payments for 2003, 2004 and 2005 of $4,800, $4,800 and $1,200, respectively. As a result of the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

17. Shareholder’s Equity  – (continued)

conversion of the preferred stock into common stock, the preferred stockholders waived the rights to receive any further undeclared or accrued dividends.

Common Stock — On September 1, 2006 the Company issued 16,000 restricted shares of Common Stock with a market value of $120 to certain employees. In 2007, the Company’s principal shareholders contributed 24,089,286 shares of common stock with a carrying value of $294,612 in connection with a series of mergers to simplify the stock ownership of the Company. As a result, the Company issued 24,088,000 shares of common stock with a carrying value of $294,596.

Cash Dividend — For the years ended December 31, 2007 and 2006, the Company declared cash dividends of $0.11 and $0.04, respectively.

Minimum Statutory Requirements — The Company’s domestic and foreign insurance subsidiaries have minimum statutory capital and surplus requirements set by the state or nation of domicile. As of December 31, 2007 and 2006, the insurance subsidiaries capital and surplus exceeded these requirements.

Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2004	$22,525	$(363)	$22,162
Current period changes, net of tax	(24,491)	(2,685)	(27,176)
Balance, December 31, 2005	(1,966)	(3,048)	(5,014)
Current period changes, net of tax	4,664	4,055	8,719
Balance, December 31, 2006	2,698	1,007	3,705
Current period changes, net of tax	(2,011)	(33,382)	(35,393)
Balance, December 31, 2007	$687	$(32,375)	$(31,688)

The amounts transferred from cumulative translation adjustments and included in the determination of net income for the period as a result of the sale of its investment in APL was $21,745 for the year ended December 31, 2005.

18. Fair Value Information

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

For cash, short-term investments, premium receivables and securities sold under agreements to repurchase, the carrying values of these assets and liabilities approximate fair value because of the relatively short period of time between origination and expected realization. For fixed maturities, common stocks and securities sold but not yet purchased the estimated fair values were based primarily upon independent pricing services.

Other invested assets consist primarily of limited partnerships. Fair values are determined based on the net asset values provided by the investment manager of each investment. AmTrust obtains the fair value of its investments in limited partnerships from information provided by the manager of these investments, the accounts of which are generally are audited on an annual basis. The transaction price is used as the best estimate of fair value at inception.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

18. Fair Value Information  – (continued)

Derivatives consist of total return swap contracts, which, are valued based upon market maker quoted prices and credit default swap contracts, which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Additionally, contracts for difference contracts are valued based on the market price of the underlying stock.

Debt is carried at cost, which approximates fair value.

	As of December 31,
	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash, cash equivalents and short term investments	$293,878	$293,878	$256,056	$256,056
Fixed maturities
Held-to-maturity	161,901	162,661	366,551	363,690
Available-for-sale	726,749	726,749	93,168	93,168
Common stock	78,533	78,533	94,043	94,043
Preferred stock	504	504	439	439
Other investments	28,035	28,035	13,936	13,936
Premium receivable	257,756	257,756	147,779	147,779
	$1,547,356	$1,548,116	$971,972	$969,111
Liabilities:
Securities sold but not yet purchased, market	$18,426	$18,426	$38,323	$38,323
Securities sold under agreements to repurchase, at contract value	146,403	146,403	—	—
Derivatives liabilities	4,101	4,101	2,814	2,814
Notes payable-related party	113,228	113,228	—	—
Junior subordinated debt	123,714	123,714	82,476	82,476
	$405,872	$405,872	$123,613	$123,613

19. Employee Benefit Plans

The Company sponsors a defined contribution pension plan. Participation in this plan is available to a majority of employees. Contributions to this plan were based on a percentage of employee contributions. The Cost of this plan for the Company was approximately $454, $411 and $233 for the year ended December 31, 2007, 2006 and 2005.

20. Discontinued Operations

In 2005, the Company discontinued the operations of its subsidiary, AFS Capital, Inc., and the loss of $1,010 associated with the elimination of the investment was treated as discontinued operations.

In December 2002, the Company acquired 100% of the common stock of AmTrust Pacific Limited, a New Zealand real estate operating company, from New Gulf Holdings, Inc., a Delaware corporation, in exchange for 1,000 shares of preferred stock of the Company. The purpose of this transaction was to increase the surplus of the Company. During 2005, all the real estate holdings for AmTrust Pacific Limited were sold and the net proceeds (consideration received less repayment of the outstanding mortgage notes and transaction costs) were placed in the Company’s investment portfolio. The proceeds of the distribution were invested in

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

20. Discontinued Operations  – (continued)

accordance with investment guidelines. The Company recognized a $21,745 net gain from these transactions, all of which was attributable to gain from foreign currency. In 2006, the Company received $431 as a result of final settlements.

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

The following results have been presented as other income (loss) from discontinued operations for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31,	2007	2006	2005
Rental income	$—	$—	$7,519
Gain (loss) on sale of property	—	431	(2,316)
Interest and other income	—	—	(252)
Rental expenses	—	—	(5,795)
Interest expense	—	—	(2,852)
Write-off of investment in AFS Capital, Inc.	—	—	(1,010)
	$—	$431	$(4,706)

21. Dividend Restriction and Risk Based Capital

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay and was approximately $187,200 and $105,800 as of December 31, 2007 and 2006, respectively. The Company’s insurance subsidiaries did not pay any dividends in 2007, 2006 and 2005.

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2007 and 2006, the capital and surplus of the Company’s four insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

22. Geographic Information

Three of the Company’s insurance subsidiaries (AII, AIU and IGI) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. As of December 31, 2007 and 2006, approximately 49% and 59%, respectively, of the consolidated assets were located outside the United States. For the years ended 2007, 2006 and 2005, approximately 73%, 73% and 81%, respectively, of the consolidated revenues were located in or derived from foreign countries.

The Foreign and Domestic components of operating income from continuing operations before provision for income taxes are as follows:

December 31,	2007	2006	2005
Domestic	$55,325	$30,506	$16,012
Foreign	81,484	40,191	13,570

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

22. Geographic Information  – (continued)

The following table summarizes the Company’s operations by major geographic segment:

December 31, 2007	Domestic	Bermuda	Other Foreign
Revenue	$154,355	$359,936	$58,868
Property and equipment	12,467	—	507

December 31, 2006	Domestic	Bermuda	Other Foreign
Revenue	$105,085	$254,421	$24,519
Property and equipment	11,064	—	111

December 31, 2005	Domestic	Bermuda	Other Foreign
Revenue	$45,670	$173,804	$21,161
Property and equipment	7,724	—	—

23. Segments

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Segments  – (continued)

The following tables summarize business segments as follows for 2007, 2006 and 2005:

	Workers’ Compensation	Specialty Risk and Extended Warranty	Specialty Middle-Market Property and Casualty Insurance	Corporate and Other	Total
Year endedDecember 31, 2007
Gross premium written	$308,815	$306,357	$224,219	$—	$839,391
Earned premium	237,663	116,081	90,492	—	444,236
Ceding commission revenue – related party	32,627	11,544	14,906	—	59,077
Investment income and other revenues	26,130	14,588	14,813	(6,053)	49,478
Commission and fee revenue	8,943	7,141	—	4,284	20,368
Operating income from continuing operations	68,610	35,503	18,452	(1,769)	120,796
Interest expense	4,234	3,609	2,246	—	10,089
Income taxes	19,855	10,274	5,340	1,240	36,709
Income from continuing operations	48,755	25,229	13,112	3,044	90,140
Year ended December 31, 2006
Gross premium written	$258,930	$132,826	$134,318	$—	$526,074
Earned premium	221,094	63,202	44,716	—	329,012
Investment income and other revenues	26,895	9,899	5,572	244	42,610
Commission and fee revenue	7,199	5,204	—	—	12,403
Operating income from continuing operations	45,121	15,514	5,813	—	66,448
Interest expense	2,924	1,386	1,016	—	5,326
Income taxes	12,118	4,166	1,495	—	17,779
Income from continuing operations	33,005	11,349	4,071	—	48,425
Year ended December 31, 2005
Gross premium written	$204,565	$81,566	$—	$—	$286,131
Earned premium	165,974	50,056	—	—	216,030
Investment income and other revenues	9,779	2,990	—	3,640	16,409
Commission and fee revenue	5,641	2,555	—	—	8,196
Operating income from continuing operations	18,510	7,434	—	3,638	29,582
Interest expense	1,970	814	—	—	2,784
Income taxes	4,172	1,619	—	875	6,666
Income from continuing operations	12,368	5,389	—	2,763	20,520
As of December 31, 2007
Fixed assets	$5,445	$4,641	$2,888	$—	$12,974
Goodwill and intangible assets	28,608	12,799	11,825	—	53,232
Total assets	1,207,453	719,463	377,337	18,541	2,322,794
As of December 31, 2006
Fixed assets	$6,134	$2,907	$2,134	$—	$11,175
Goodwill and intangible assets	13,970	2,500	12,899	—	29,369
Total assets	699,003	278,772	184,684	23,494	1,185,953

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Statutory Financial Data

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

December 31, 2007	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$132,652	$131,857	$9,829	$10,614
RIC (domestic)	24,649	24,781	3,635	3,352
Wesco (domestic)	31,803	30,006	5,709	5,843
AIIC (domestic)	33,240	33,507	386	(2,600)
IGI (United Kingdom)	16,158	16,158	3,964	3,964
AIU (Ireland)	69,302	79,009	4,789	10,424
AII (Bermuda)	225,868	282,475	74,567	74,567

December 31, 2006	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$119,593	$122,389	$12,745	$15,734
RIC (domestic)	21,422	23,212	3,733	4,515
Wesco (domestic)	25,981	25,981	907	1,355
AIU (Ireland)	60,311	63,996	4,432	5,954
AII (Bermuda)	204,252	250,478	40,191	40,191

December 31, 2005	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$51,155	$53,062	$7,041	$9,714
RIC (domestic)	17,220	18,790	1,930	3,415
AIU (Ireland)	16,880	18,749	4,285	6,146
AII (Bermuda)	129,243	150,539	35,207	35,207

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2007
	March 31,	June 30,	September 30,	December 31,
Earned premium	$118,692	$130,420	$81,788	$113,336
Investment Income	11,391	13,019	13,916	12,561
Income from continuing operations	21,478	21,396	24,434	22,378
Net income	21,478	21,396	24,434	22,378
Basic EPS	.36	.36	.41	.38
Diluted EPS	.36	.35	.40	.38

	2006
	March 31,	June 30,	September 30,	December 31,
Earned premium	$69,810	$72,435	$83,526	$103,241
Investment Income	5,335	6,086	7,539	8,623
Income from continuing operations	9,259	9,553	12,413	17,200
Income (loss) from discontinued operations	—	250	—	181
Net income	9,259	9,803	12,413	17,381
Basic and Diluted EPS	0.20	0.16	0.21	0.29

Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2007	Cost*	Value	Amount at Which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$498,431	$500,101	$499,339
States, municipalities and political subdivisions	9,725	10,130	10,130
Foreign governments	698	696	697
Public utilities	5,574	5,628	5,628
Banks, trust and insurance companies	46,122	42,333	42,333
All other corporate	346,483	330,522	330,523
Total bonds	907,033	889,410	888,650
Total fixed maturities	907,033	889,410	888,650
Equity securities:
Common stock:
Public utilities	—	—	—
Banks, trust and insurance companies	—	—	—
Mutual funds	4,565	3,933	3,933
Industrial, miscellaneous and all other	101,641	74,600	74,600
Total common stock	106,206	78,533	78,533
Preferred stock	750	504	504
Total equity securities	106,956	79,037	79,037
Short-term investments, at cost (approximates market value)	148,541	148,541	148,541
Other invested assets (approximates market value)	28,035	28,035	28,035
Total investments	$1,190,565	$1,145,023	$1,144,263

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2007	2006
	(In Thousands)
Assets:
Cash	$5,004	$(34)
Invested assets	3,101	100
Carrying value of subsidiaries, at equity	523,766	422,471
Other assets	63,119	19,272
Total Assets	594,990	441,809
Liabilities:
Due to affiliates – net	68,113	11,667
Junior subordinated debt	123,714	82,476
Other liabilities	12,777	7,187
Total Liabilities	204,604	101,330
Stockholders’ equity
Common stock	841	600
Preferred stock	—	—
Paid-in and contributed capital	535,123	238,938
Treasury shares	(294,671)	—
Accumulated other comprehensive income	(31,688)	3,705
Retained earnings	180,781	97,236
Total Shareholders’ equity	390,386	340,479
Total Liabilities and shareholders’ equity	$594,990	$441,809

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Income:
Investment income	$3,652	$1,189	$612
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	124,766	68,880	45,464
Miscellaneous income (expense)	(557)	25
Total Income	127,861	70,094	46,076
Expenses:
Interest expense	4,334	5,486	4,189
Federal tax expense	23,905	4,760	—
Other expenses from operations	9,482	10,992	4,328
Total Expenses	37,721	21,238	8,517
Net Income	$90,140	$48,856	$37,559

See accompanying notes to financial statements.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2007	2006	2005
	(In Thousands)
Cash flows from operating activities:
Net income from continuing operations	$90,140	$48,856	$37,559
Depreciation and amortization	1,306	1,663
Stock option compensation	1,830	1,025
Adjustments to reconcile net income to net cash provided by Changes in assets (increase) decrease:
Carrying Value of Equity Interest in Subsidiaries	(112,285)	(205,832)	(99,339)
Other Assets	(42,625)	5,509	(11,297)
Changes in liabilities increase (decrease):
Due to affiliates	5,590	(11,723)	18,206
Other liabilities	55,172	2,075	4,286
Net cash used in operating activities	(872)	(158,427)	(50,585)
Cash flows from investing activities:
Investment in common stock	(3,001)	—	—
Capital expenditures	(85)	(1,689)	—
Acquisition of intangible assets	(346)	(9,500)	—
Acquisition of subsidiary company, net of cash acquired	(24,404)	—	—
Net cash used in investing activities	(27,836)	(11,189)	—
Cash flows from financing activities:
Issuance of junior subordinated debentures	40,000	30,000	50,000
Trust preferred acquisition costs	(799)	(636)	—
Stockholder loan	—	—	(12,973)
Issuance (repurchase) of common stock	(59)	165,866	—
(Payment of) borrowing from bank note	—	(25,000)	25,000
Dividends paid	(5,396)	(1,199)	(10,800)
Net cash provided by financing activities	33,746	169,031	51,227
Net increase (decrease) in cash and cash equivalents	5,038	(585)	642
Cash and cash equivalents, beginning of the year	(34)	551	(91)
Cash and cash equivalents, end of period	$5,004	$(34)	$551

See accompanying notes to financial statements.

Schedule III

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2007, 2006 and 2005 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2007:
Small Business Workers’ Compensation	21,738	616,781	129,623	237,663	27,163	139,081	20,584	67,111	193,591
Specialty Risk and Extended Warranty	35,897	85,535	291,181	116,081	12,254	81,864	12,155	11,326	137,577
Specialty Middle Market	13,268	73,076	106,954	90,492	11,470	56,041	3,812	36,614	88,713
Corporate & Other	—	—	—	—	—	—	—	13,816	—
Total	70,903	775,392	527,758	444,236	50,887	276,986	36,551	128,867	419,881
2006:
Small Business Workers’ Compensation	24,022	238,032	123,035	221,094	17,508	132,823	18,386	50,432	239,509
Specialty Risk and Extended Warranty	10,325	29,318	138,203	63,202	6,446	49,247	3,359	6,317	113,492
Specialty Middle Market	8,717	28,455	61,917	44,716	3,629	28,070	—	13,889	83,313
Corporate & Other	—	—	—	—	—	—	—	10,561	—
Total	43,064	295,805	323,155	329,012	27,583	210,140	21,745	81,199	436,314
2005:
Small Business Workers’ Compensation	18,386	142,623	82,306	165,974	6,923	107,915	15,191	36,189	188,328
Specialty Risk and Extended Warranty	5,365	25,384	74,496	50,056	2,150	34,091	2,745	9,117	70,885
Corporate & Other	—	—	—	—	2,461	—	—	5,805	—
Total	23,751	168,007	156,802	216,030	11,534	142,006	17,936	51,111	259,213

See accompanying notes to financial statements.

Schedule IV

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE

At December 31, 2007, 2006 and 2005 and for the years then ended:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Dollars in Thousands)
2007
Premiums:
General Insurance	$807,055	419,510	32,336	419,881	7.7%
2006
Premiums:
General Insurance	$506,492	$89,760	$19,582	$436,314	4.5%
2005
Premiums:
General Insurance	$252,598	$26,918	$33,533	$259,213	12.9%

See accompanying notes to financial statements.

Schedule VI

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2007	$274,897	$2,089	$180,055
2006	$209,626	$514	$108,802
2005	$142,968	$(962)	$76,585

See accompanying notes to financial statements.

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	Indenture, dated as of March 17, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.3	Indenture, dated as of June 15, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.4	Registration Rights Agreement, dated as of February 9, 2006, by and between the Company and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.5	Indenture, dated as of July 25, 2006, between Company and Wilmington Trust Company.
10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2	Intercompany Management Agreement, dated as of June 1, 2006, by and among the Company, Technology Insurance Company, Inc., Rochdale Insurance Company, Inc. and Wesco Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.3	Tax Allocation Agreement, dated as of June 1, 2006, between the Company and Wesco Insurance Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.4	Tax Allocation Agreement for 1998 and for future calendar years, between the Company and Technology Insurance Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.5	Tax Allocation Agreement, dated July 1, 2002, is made for 2002 and future calendar years, between the Company and Rochdale Insurance Company, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.6	Intercompany Reinsurance Agreement, dated June 1, 2006, among the Company, Technology Insurance Company, Rochdale Insurance Company, AmTrust International Insurance Limited and Wesco Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.7	Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.8	Employment Agreement, dated as of January 1, 2005, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.9	Employment Agreement, dated as of January 1, 2005, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.10	Employment Agreement, dated as of January 1, 2005, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

Exhibit No.	Description
10.11	Employment Agreement, dated as of January 1, 2005, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.12	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.13	Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, to AmTrust International Insurance Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.14	General Agency Agreement, dated as of July 1, 2002, among Technology Insurance Company, Inc. and Rochdale Insurance Company and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.15	Stock Purchase Agreement, dated March 9, 2006, between Household Insurance Group Holding Company and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.16#	Renewal Rights and Asset purchase Agreement, dated as of November 21, 2005, by and among the Company and Alea North America Company and Alea North America Insurance Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)
10.17#	Renewal Rights and Asset Purchase Agreement, dated as of May 9, 2006, between Muirfield Underwriters, Ltd. and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)
10.18	Lease dated Jun 28, 2002, between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.19	First Lease Modification Agreement, dated as of February 1, 2005, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.20	Second Lease Modification Agreement, dated as of December [__], 2007, by and between 59 Maiden Lane Associates, LLC and the Company (filed herewith)
10.21	Form of Letter Agreement between the Company and Diversified Construction Management, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.22	Transfer Agency and Registrar Services Agreement dated as of February 3, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134960) filed on August 25, 2006)
10.23	Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)
10.24	First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.25	Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
21.1	List of subsidiaries of the Company (filed herewith)

Exhibit No.	Description
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.