Form 10-Q
period 2008-03-31
Amtrust Financial Services, Inc.
filed 2008-05-12
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐  Accelerated Filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No ☒

As of April 2, 2008, the Registrant had one class of Common Stock ($.01 par value), of which 59,989,839 shares were issued and outstanding.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Income	4
	— Three months ended March 31, 2008 and 2007

	Condensed Consolidated Statements of Cash Flows	5
	— Three months ended March 31, 2008 and 2007

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 6.	Exhibits	34

	Signatures	35

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $119,971; $162,661)	$118,501	$161,901
Fixed maturities, available-for-sale, at market value (amortized cost $863,440; $745,132)	826,251	726,749
Equity securities, available-for-sale, at market value (cost $106,165; $106,956)	68,643	79,037
Short-term investments	259,027	148,541
Other investments	22,739	28,035
Total investments	1,295,161	1,144,263
Cash and cash equivalents	168,777	145,337
Assets under management	15,639	18,541
Accrued interest and dividends	8,588	9,811
Premiums receivable, net	296,806	257,756
Note receivable – related party	20,954	20,746
Reinsurance recoverable	233,194	225,941
Reinsurance recoverable – related party	87,050	55,973
Prepaid reinsurance premium	108,915	107,585
Prepaid reinsurance premium – related party	156,258	137,099
Prepaid expenses and other assets	31,483	26,131
Deferred policy acquisition costs	73,005	70,903
Deferred income taxes	45,567	36,502
Property and equipment, net	14,555	12,974
Goodwill	10,733	10,549
Intangible assets	41,875	42,683
	$2,608,560	$2,322,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$786,051	$775,392
Unearned premiums	570,267	527,758
Ceded reinsurance premiums payable	68,307	39,464
Ceded reinsurance premium payable – related party	85,552	38,792
Reinsurance payable on paid losses	4,342	4,266
Federal income tax payable	12,659	4,123
Funds held under reinsurance treaties	3,086	4,400
Securities sold but not yet purchased, market	16,686	18,426
Securities sold under agreements to repurchase, at contract value	300,492	146,403
Accrued expenses and other current liabilities	107,691	113,800
Derivatives liabilities	5,932	4,101
Note payable – related party	113,228	113,228
Junior subordinated debt	123,714	123,714
Total liabilities	2,198,007	1,913,867
Commitments and contingencies
Minority Interest	15,639	18,541
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,047 issued in March 31, 2008 and December 31, 2007, respectively; 59,985 and 59,952 outstanding in March 31, 2008 and December 31, 2007, respectively	841	841
Preferred stock, $.01 par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	536,122	535,123
Treasury stock at cost; 24,094 shares in 2008 and 2007	(294,671)	(294,671)
Accumulated other comprehensive income (loss)	(48,021)	(31,688)
Retained earnings	200,643	180,781
Total stockholders’ equity	394,914	390,386
	$2,608,560	$2,322,794

 See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Gross written premium	$234,756	$189,673
Revenues:
Premium income:
Net premium written	$117,442	$160,619
Change in unearned premium	(20,029)	(41,927)
Net earned premium	97,413	118,692
Ceding commission – related party	20,184	-
Commission and fee income	6,287	4,490
Net investment income	13,531	11,391
Net realized (loss) gain on investments	(5,220)	6,060
Other investment loss on managed assets	(2,900)	(290)
Total revenues	129,295	140,343
Expenses:
Loss and loss adjustment expense	55,165	74,557
Policy acquisition expenses	18,308	14,583
Salaries and benefits	12,044	9,012
Other insurance general and administrative expense	9,834	7,574
Other underwriting expenses	4,794	3,113
Total expenses	100,145	108,839
Operating income from continuing operations	29,150	31,504
Other income (expenses):
Foreign currency gain (loss)	159	(510)
Interest expense	(2,629)	(1,804)
Total other expenses	(2,470)	(2,314)
Income from continuing operations before provision for income taxes and minority interest	26,680	29,190
Provision for income taxes	7,317	8,002
Minority interest in net loss of subsidiary	(2,900)	(290)
Net income	$22,263	$21,478

Earnings per common share:
Basic - EPS	$0.37	$0.36
Diluted - EPS	0.37	0.36
Dividends Declared Per Share	$0.04	$0.02

See accompanying notes unaudited to condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$22,263	$21,478
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,614	927
Realized loss (gain) marketable securities	4,478	(6,060)
Non-cash write-down of marketable securities	742	-
Non-cash stock compensation expense	758	361
Bad debt expense	475	299
Foreign currency (gain) loss	(159)	510
Changes in assets - (increase) decrease:
Premiums receivable	(37,525)	(40,511)
Reinsurance recoverable	(7,253)	(5,312)
Reinsurance recoverable – related party	(31,077)	-
Deferred policy acquisition costs, net	(2,102)	(9,540)
Prepaid reinsurance premiums	(1,330)	(10,156)
Prepaid reinsurance premiums – related party	(19,159)	-
Prepaid expenses and other assets	(4,337)	(12,066)
Deferred tax asset	(9,065)	(2,382)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	75,603	4,938
Loss and loss expense reserve	10,659	38,038
Unearned premiums	42,509	53,169
Funds held under reinsurance treaties	(1,314)	5,016
Accrued expenses and other current liabilities	(983)	16,047
Net cash provided in operating activities	44,797	54,756
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	139,499	33,145
Net (purchases) sales of equity securities	(10,839)	(1,412)
Net sales (purchases) of other investments	5,296	(14,156)
Note receivable - related party	(2,000)	(18,000)
Acquisition of renewal rights and goodwill	(296)	(989)
Purchase of property and equipment	(2,275)	(328)
Net cash used in investing activities	129,385	(1,740)
Cash flows from financing activities:
Repurchase agreements, net	(153,775)	-
Issuance of junior subordinated debentures	-	40,000
Debt financing fees	-	(820)
Option exercise	241	-
Dividends distributed on common stock	(2,400)	(1,199)
Net cash provided by financing activities	(155,934)	37,981
Effect of exchange rate changes on cash	5,192	29
Net increase in cash and cash equivalents	23,440	91,026
Cash and cash equivalents, beginning of the period	145,337	59,916
Cash and cash equivalents, end of the period	$168,777	$150,942
Supplemental Cash Flow Information
Income tax payments	$574	$2,436
Interest payments on debt	2,530	1,713

  See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Form 10-K filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements. To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We chose not elect the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 5. “Fair Value of Financial Instruments” for information and related disclosures regarding our fair value measurements.

3.	Investments

  (a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of March 31, 2008, are presented in the table below:

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$750	$-	$(166)	$584
Common stock	105,415	1,969	(39,325)	68,059
U.S. treasury securities	5,554	377	-	5,931
U.S. government agencies	22,331	793	-	23,124
U.S. agency - collateralized mortgage obligations	300,438	225	(1,952)	298,711
U.S. agency - mortgage backed securities	92,785	1,563	(5)	94,343
Other mortgage backed securities	4,034	24	(24)	4,034
Municipal bonds	9,731	430	-	10,161
Asset backed securities	9,583	115	(83)	9,615
Corporate bonds	418,984	1,394	(40,046)	380,332
	$969,605	$6,890	$(81,601)	$894,894

  (b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of held to maturity securities as of March 31, 2008 are presented in the table below:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. treasury securities	$12,465	$195	$(1)	$12,659
U.S. government agencies	57,139	793	-	57,932
U.S. agency - collateralized mortgage obligations	193	3	-	196
U.S. agency - mortgage backed securities	48,704	752	(272)	49,184
	$118,501	$1,743	$(273)	$119,971

(c) Investment Income

Net investment income for the three months ended March 31, 2008 and 2007 was derived from the following sources:

	2008	2007
Fixed maturities	$10,883	$7,930
Equity securities	531	488
Cash and short term investments	3,336	2,737
Note receivable - related party	589	500
	15,339	11,655
Less:
Investment expenses	23	264
Interest expense on securities sold under agreement to repurchase	1,785	-
	$13,531	$11,391

(d) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities result in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of March 31, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. The Company determined that 4 equity investments were other-than-temporarily impaired and accordingly wrote down the investments and recorded a $742 realized loss during the three months ended March 31, 2008.

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of March 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Available-for-sale securities:
Common and preferred stock	$42,288	$(26,474)	$10,077	$(13,016)	$52,365	$(39,490)
Collateralized mortgage obligations	242,514	(1,952)	-	-	242,514	(1,952)
U.S. Agency - mortgage backed securities	365	(5)	-	-	365	(5)
Other - mortgage backed securities	1,411	(24)	-	-	1,411	(24)
Asset backed securities	2,453	(81)	1,751	(2)	4,204	(83)
Corporate bonds	296,987	(38,882)	12,122	(1,165)	309,109	(40,047)
Total temporarily impaired -available-for-sale securities	$586,018	$(67,418)	$23,950	$(14,183)	$609,968	$(81,601)

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Held-to-maturity securities:
U.S. treasury securities	$124	$(1)	$124	$-	$248	$(1)
Mortgage backed securities	1,600	(89)	6,836	(183)	8,436	(272)
Total temporarily impaired -held-to-maturity securities	$1,724	$(90)	$6,960	$(183)	$8,684	$(273)

(e) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Total Return Swaps, Credit Default Swaps and Contracts for Differences as of March 31, 2008:

	Remaining Life of Notional Amount (1)
	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Total return swaps	$—	$21,243	$—	$—	$21,243
Credit default swaps	6,436	3,436	630	—	10,502
Contracts for differences	—	—	2,066	—	2,066
	$6,436	$24,679	$2,696	$—	$33,811

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(f) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of March 31, 2008 and was $4,053 for corporate bonds and $12,633 and for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at March 31, 2008. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of March 31, 2008, there were $300,492 principal amount outstanding at interest rates between 2.4% and 3.6%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2008 was $1,784 of which $398 was accrued as of March 31, 2008. The Company has approximately $305,000 of collateral pledged in support of these agreements.

4.	Assets Under Management

Leap Tide Partners, LP (“LTP”), a hedge fund limited partnership, manages the assets of the Company’s wholly-owned subsidiaries, AmTrust Capital Management Inc. (“ACMI”) and AmTrust Capital Mangement GP, LLC (“ACM”). ACM has a 1% ownership in LTP. ACMI earns a management fee equal to 1% of LTP’s assets. ACM also earns an incentive fee of 20% of the cumulative profits of LTP. In accordance with EITF 04-05 “Determining Whether a General Partner, or General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” ACM consolidates LTP as the rights of the limited partners’ do not overcome the rights of the general partner. We allocate an equivalent portion of the limited partners’ income or loss to minority interest. For the three months ended March 31, 2008 and 2007, LTP had an investment loss of $2,900 and $290, respectively and resulted in an allocation to minority interest of $2,900 and $290. The management companies earned approximately $43 and $55 of fees under the agreement during the three months ended March 31, 2008 and 2007, respectively.

The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities as of March 31, 2008 are presented in the table below:

(a) Trading Securities

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Equity securities	$27,312	$613	$(9,841)	$18,084
Corporate bond	584	-	(237)	347
Securities sold but not yet purchased, at market	(2,162)	200	(434)	(2,396)
	$25,734	$813	$(10,512)	$16,035

(b) Investment Income from Assets Under Management

Net investment income for the three months ended March 31, 2008 and 2007 was derived from the following sources:

	2008	2007
Equity securities:
Dividends	$8	$74
Realized gain (loss)	431	565
Unrealized gain (loss)	(3,297)	(1,011)
Cash and cash equivalents	6	136
	(2,852)	(236)
Less: Investment expenses	(48)	(54)
	$(2,900)	$(290)

Additionally, LTP had approximately $396 of accrued liabilities as of March 31, 2008.

5.	Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•
Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

In accordance with SFAS 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following section describes the valuation methodologies used by the Company to measure assets and liabilities at fair value, including an indication of the level within the fair value hierarchy in which each asset or liability is generally classified.

Investments held to maturity. Investments held to maturity are recorded at cost on a recurring basis and include fixed maturities. Fair value of investments held to maturity is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are measured by an independent pricing service that utilizes valuation techniques based upon observable market data. Level 1 investments include those traded on an active exchange, such as the NASDAQ. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, an independent pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information. These investments are classified as Level 2 investments and include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

Investments available for sale. Investments available for dale are recorded at fair value on a recurring basis and include fixed maturities, equity securities, securities sold not yet purchased and securities sold under agreements to repurchae. Fair value of investments is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are measured by an independent pricing service that utilizes valuation techniques based upon observable market data. Level 1 investments include those traded on an active exchange, such as the NASDAQ. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the independent pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information. These investments are classified as Level 2 investments and include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

Other investments. Other investments consist primarily of limited partnerships or hedge funds where the fair value estimate is determined by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3.

Derivatives. The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives, as defined in SFAS 133, are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, AmTrust carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:

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

The Company estimates fair value using information provided by the portfolio manager for TRS and CDS and the counterparty for CFD.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$119,971	12,659	107,312	-
Available-for-sale fixed securities	826,251	5,931	820,320	-
Equity securities	68,643	68,059	584	-
Other investments	22,739	-	-	22,739
	1,037,604	86,649	928,216	22,739
Liabilities:
Securities sold but not yet purchased, market	16,686	12,633	4,053	-
Securities sold under agreements to repurchase, at contract value	300,492	-	300,492	-
Derivatives	5,932	-	-	5,932
	$323,110	12,633	304,545	5,932

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

	Other investments	Derivatives	Total
Beginning balance as of January 1, 2008	$28,035	$(4,101)	$23,934
Total net losses for the quarter include in:
Net income	44	(1,831)	(1,786)
Other comprehensive loss	-	-	-
Purchases, sales, issuances and settlements, net	(5,340)	-	(5,340)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of March 31, 2008	$22,739	$(5,932)	$16,808

6.	Junior Subordinated Debt

The Company established four special purpose trusts between 2005 and 2007 for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of March 31, 2008 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of March 31, 2008:

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

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	2008	2007
Net income available to common shareholders	$22,263	$21,478

Weighted average number of common shares outstanding - basic	59,969	59,959
Potentially dilutive shares:
Dilutive shares from stock-based compensation	956	9
Weighted average number of common shares outstanding - dilutive	60,925	59,968

Net income - basic and diluted earnings per share	$0.37	$0.36

As of March 31, 2008, there were approximately 190 anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $758 and $361 related to stock options for the three months ended March 31, 2008 and 2007, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the three months ended March 31, 2008 and 2007:

	2008		2007
Amounts in thousands except per share	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	3,126	$7.00-14.55	2,390	$7.00-7.50
Granted	50	15.02	160	10.56-10.77
Exercised	(32)	7.50	-	-
Cancelled or terminated	(6)	7.50	(12)	7.50
Outstanding end of period	3,138	$7.00-15.02	2,538	$7.00-10.77

The weighted average grant date fair value of options granted during the first quarter of 2008 was $4.89. As of March 31, 2008 there was approximately $6,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2008	2007
Net Income	$22,263	$21,478
Unrealized holding loss	(17,087)	(3,831)
Reclassification adjustment	(135)	2,668
Foreign currency translation	888	510
Comprehensive Income	$5,929	$20,825

10.	Income Taxes

Income tax expense for the three months ended March 31, 2008 was $7,317 compared to $8,002 for the three months ended March 31, 2007. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.
	Three Months Ended March 31,
	2008	2007
Income from continuing operations before provision for income taxes and minority interest	$26,680	$29,190
Less: minority interest	(2,900)	(290)
Income from continuing operations after minority interest before provision for income taxes	29,580	29,480
Income taxes at statutory rates	10,231	9,660
Effect of Income not subject to US taxation	(2,992)	(1,658)
Other, net	78	-
Provision for income taxes as shown on the Consolidated Statements of Earnings	$7,317	$8,002
GAAP effective tax rate	24.7%	27.1%

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statute of limitation is open for tax years ended December 31, 2004 and forward. At March 31, 2008, the Company has approximately $1,500 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

During 2006, the Internal Revenue Service (“IRS”) completed an audit of the Company’s subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”) which the Company acquired in 2007. For the IRS’ 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed. During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although Associated’s management disagrees with the majority of the positions taken by the examiner and has appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,300 (including $1,400 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

During 2007, the Company, while performing a review of the most recently filed income tax return with the IRS for calendar year ending December 31, 2006, determined an issue exists per FIN 48 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $900 (including $100 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

11.	Acquisition

In September 2007, the Company acquired all the issued and outstanding stock of AIIS a Florida-based workers' compensation managing general agency, and its wholly-owned subsidiary, AIIC, a Florida workers' compensation insurer, also licensed in Alabama, Georgia and Mississippi for consideration of approximately $38,854. The $38,854 consisted of approximately $33,930 of cash, $599 of direct acquisition costs and $4,325 for a contingent liability related to income taxes (see Note 10. “Income Taxes”). The Company estimates the contingency period will last approximately six months at which time the Company will distribute the $4,325 to either the IRS or the sellers of Associated. Additionally, the Company preliminarily recorded $3,720 of goodwill and $10,210 of intangible assets related to trademarks, licenses, distribution networks and non-compete agreements. The Company determined that the trademarks and licenses have indefinite lives and the remaining intangible assets are being amortized over a period of one to 15 years.

The results of operations of Associated have been included in the Company’s consolidated financial statements since the acquisition date. Selected unaudited pro forma results of operations assuming acquisition had occurred as of January 1, 2007, are set forth below:

Three Months Ended March 31, 2007
Net premium written	$186,404
Income from continuing operations	$22,601
Income from continuing operations:
per common share - basic	$0.38
per common share - diluted	$0.38

12.	Other Investments

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Additionally, the Company provided Warrantech with a $20,000 senior secured note due January 30, 2012 (note receivable - related party). Interest on the note is payable monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. The Company provided the funding for the senior secured note in two tranches, which included an initial funding of $18,000 during the three months ended March 31, 2007 and the remaining $2,000 during the three months ended March 31, 2008. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech's consumer product programs and on certain nationwide warranty programs, which produced premiums of approximately $17,700 and $6,000 during the three months ended March 31, 2008 and 2007, respectively. As the Company does not control Warrantech, the Company accounts for this investment under the equity method. As of March 31, 2008 the carrying value of the note receivable was $20,954 (note receivable - related party).

13.	Related Party Transactions

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

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. The Company recorded approximately $20,184 of ceding commission during the three months ended March 31, 2008 as a result of this transaction.

The following is the effect on the Company’s balance sheet as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 related to reinsurance agreement with Maiden Insurance:

Assets and liabilities:
Reinsurance recoverable	$87,050
Prepaid reinsurance premium	156,258
Ceded reinsurance premiums payable	85,552
Note payable	113,228

Results of operations:
Premium written - ceded	$(82,948)
Change in unearned premium - ceded	19,160
Earned premium - ceded	$(63,788)

Ceding commission on premium written	$25,992
Ceding commission – deferred	(5,808)
Ceding commission - earned	$20,184

Incurred loss and loss adjustment expense - ceded	$41,472

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

AmTrust, through subsidiaries, has entered into a reinsurance brokerage agreement and an asset management agreement with Maiden Insurance, under which the Company receives a brokerage commission of 1.25% of reinsured premium and an annual asset management fee of 0.35% of assets under management, respectively. The Company recorded $1,036 of brokerage commission during the three months ended March 31, 2008.

AmTrust Capital Management

AmTrust Capital Management, Inc. (“ACM”), our wholly owned subsidiary, currently manages approximately $57,800 of our assets.  These assets are held in a Bermuda managed account.

ACM also serves as the Investment Manager of Leap Tide Partners, L.P., a domestic partnership, (see Note 4 “Assets under Management”) and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by ACM (the “Hedge Funds”).  To date, approximately $22,400 have been invested in the Hedge Funds.  Approximately 88% of these funds were contributed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind.  Our Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did not violate our Code of Business Conduct and Ethics.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the reinsurance agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance shall be discharged from providing security for its proportionate share of the obligations as contemplated by the reinsurance agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $113,228 as of March 31, 2008.

Lease Agreement

In June 2002, we entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, we entered into an amended lease whereby we increased our leased space to 14,807 square feet and extended the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $83 and $92 for the lease for the three months ended March 31, 2008 and 2007, respectively.

Employment Relationship

Barry Karfunkel, an analyst with a Company subsidiary, earned approximately $63 and $56 for the three months ended March 31, 2008 and 2007, respectively. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

Warrantech

    In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech (see Note 12 “Other Investments”) in a cash merger. The Company contributed $3,850 for a 27% equity interest Warrantech. As of March 31, 2008 the Company’s equity interest was approximately $3,100. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently provides insurance coverage for Warrantech’s consumer product programs and on certain nationwide warranty programs, which produced premiums of approximately $17,700 and $6,000 during the three months ended March 31, 2008 and 2007, respectively. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31,2012 (note receivable - related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of March 31, 2008 the carrying value of the note receivable was $20,954 (note receivable - related party).

14.	Contingent Liabilities

The Company’s insurance subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and LAE reserves. The Company’s management believes the resolution of those actions should not have a material adverse effect on the Company’s financial position or results of operations.

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

The following tables summarize business segments as follows:

	Workers’ compensation	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended March 31, 2008:
Gross premium written	$89,261	$87,769	$57,726	$-	$234,756
Earned premium	46,305	29,596	21,512	-	97,413
Ceding commission revenue – related party	11,909	3,431	4,844	-	20,184
Investment income and other revenues	4,303	2,583	1,425	(2,900)	5,411
Commission and fee revenue	2,759	1,796	-	1,732	6,287
Operating income from continuing operations	15,008	4,755	8,085	(1,168)	26,680
Interest expense	1,100	925	604	-	2,629
Income taxes	3,713	1,176	2,000	428	7,317
Net income	11,295	3,579	6,085	1,304	22,263

Three months ended March 31, 2007:
Gross written premium	$89,796	$47,942	$51,935	$-	$189,673
Earned premium	65,209	24,700	28,783	-	118,692
Investment income and other revenues	10,054	4,085	3,312	(290)	17,161
Commission and fee revenue	2,642	1,701	-	147	4,490
Operating income from continuing operations	19,259	8,458	3,930	(143)	31,504
Interest expense	960	430	414	-	1,804
Income taxes	4,970	1,899	1,093	40	8,002
Net income	13,410	5,399	2,562	107	21,478

As of March 31, 2008:
Fixed assets	$6,091	$5,121	$3,343	$-	$14,555
Goodwill and intangible assets	28,484	12,564	11,560	-	52,608
Total assets	1,316,391	849,694	426,836	15,639	2,608,560

As of March 31, 2007:
Fixed assets	$5,869	$2,631	2,530	$-	$11,030
Goodwill and intangible assets	18,608	2,500	8,796	-	29,904
Total assets	735,704	304,618	299,255	23,204	1,362,781

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by larger insurance carriers. The Company has grown by hiring teams of underwriters with expertise in our specialty lines and through stock and asset acquisitions of companies and access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in three business segments:

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

    Net Combined Ratio. The net combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss and net expense ratios. If the net combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

    Annualized  Return on Equity. Return on equity is calculated by dividing net income (net income excludes results of discontinued operations as well as any currency gain or loss associated with discontinued operations on an after tax basis) by the average of shareholders’ equity.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 22.7% and 24.5% for the three months ended March 31, 2008 and 2007. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 77.2% and 89.1% for the three months ended March 31, 2008 and 2007, respectively. The decline in the combined ratio period over period resulted primarily from entering into a reinsurance agreement with Maiden Insurance during the third quarter of 2007. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2007.

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
	($ amounts in thousands)
Gross written premium	$234,756	$189,673

Net premium written	$117,442	$160,619
Change in unearned premium	(20,029)	(41,927)
Net earned premium	97,413	118,692
Ceding commission – related party	20,184	-
Commission and fee income	6,287	4,490
Net investment income	13,531	11,391
Net realized (loss) gain on investments	(5,220)	6,060
Other investment income (loss) on managed assets	(2,900)	(290)
Total revenue	129,295	140,343

Loss and loss adjustment expense	55,165	74,557
Policy acquisition expenses	18,308	14,583
Salaries and benefits	12,044	9,012
Other insurance general and administrative expense	9,834	7,574
Other underwriting expenses	4,794	3,113
	100,145	108,839
Income from continuing operations	29,150	31,504

Other income (expense):
Foreign currency gain (loss)	159	(510)
Interest expense	(2,629)	(1,804)
Total other expense	(2,470)	(2,314)
Income from continuing operations before provision for income taxes and minority interest	26,680	29,190

Provision for Income taxes	7,317	8,002
Minority interest in net loss of subsidiary	(2,900)	(290)
Net income	$22,263	$21,478

Key measures:
Net loss ratio	56.6%	62.8%
Net expense ratio	20.5%	26.3%
Net combined ratio	77.2%	89.1%

Consolidated Result of Operations for the Three Months Ended March 31, 2008 and 2007

Gross Premium Written. Gross premium written increased $45.1 million or 23.8% from $189.7 million to $234.8 million for the three months ended March 31, 2007 and 2008, respectively. The increase of $45.1 million was attributable to a $0.5 million decrease in our small business workers’ compensation business, a $39.8 million increase in our specialty risk and extended warranty business and a $5.8 million increase in our specialty middle-market property and casualty business. The increase in specialty risk and extended warranty business resulted primarily from the underwriting of new coverage plans in the United States as well as the acquisition of IGI in the second quarter of 2007, which contributed approximately $17.0 million of gross written premium. The increase in the specialty middle-market gross premiums written resulted, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written. Net premium written decreased $43.2 million or 26.9% from $160.6 million to $117.4 million for the three months ended March 31, 2007 and 2008, respectively. The decrease of $43.2 million resulted from the cession of $82.9 million of written premium to Maiden Insurance during the first quarter of 2008 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $39.7 million in the first quarter of 2008 compared to the first quarter of 2007. The increase before cessions by segment was: small business workers’ compensation - $(1.6) million; specialty risk and extended warranty - $32.1 million; and specialty middle market property and casualty - $9.2 million.

    Net Premium Earned. Net premium earned decreased $21.3 million or (17.9)% from $118.7 million to $97.4 million for the three months ended March 31, 2007 and 2008. The decrease of $21.3 million resulted from the cession of earned premium to Maiden Insurance during the first quarter of 2008 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $42.5 million in the first quarter of 2008 compared to the first quarter of 2007. The increase by segment before cessions was: small business workers’ compensation - $6.5 million; specialty risk and extended warranty - $26.5 million; and specialty middle market property and casualty - $9.5 million.

  Commission and Fee Income. Commission and fee income increased $1.8 million or 40.0% from $4.5 million to $6.3 million for the three months ended March 31, 2007 and 2008, respectively. A majority of the increase resulted from entering into a reinsurance agreement during the third quarter of 2007 with Maiden Insurance whereby the Company earned reinsurance brokerage fees under the agreement.

  Net Investment Income. Net investment income increased $2.1 million or 18.8% from $11.4 million to $13.5 million for the three months ended March 31, 2007 and 2008, respectively. The increase resulted primarily from increased invested assets over the two periods. Average invested assets (excluding equity securities) was approximately $1.4 billion for the three months ended March 31, 2008 compared to approximately $0.8 billion for the three months ended March 31, 2007, an increase of $0.5 billion. The increase was offset by lower yields on the Company’s fixed maturities which decreased over the same time period from approximately 6.0% to 4.2%.

    Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended March 31, 2008 were $5.2 million, compared to net realized gains of $6.1 million for the same period in 2007. The decrease related to the timing of certain sales of underperforming investments of the Company’s equity portfolio and the non-cash write-down of 4 equity securities of $0.7 million that were determined to be other than temporarily impaired during the first quarter of 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $19.4 million or 26.0% from $74.6 million for the three months ended March 31, 2007 to $55.2 million for the three months ended March 31, 2008. The Company’s loss ratio for the three months ended March 31, 2007 decreased to 56.6% from 62.8% for the three months ended March 31, 2007. The improvement of the loss and loss adjustment ratio resulted primarily from a decrease in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $11.2 million or 35.8% from $31.2 million for the three months ended March 31, 2007 to $20.0 million for the three months ended March 31, 2008. The expense ratio for the same periods decreased from 26.3% to 20.5%, respectively. The decrease in expense ratio resulted primarily from ceding commission of $20.2 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007.

Operating Income from Continuing Operations. Income from continuing operations decreased $2.3 million or 7.4% from $31.5 million to $29.2 million for the three months ended March 31, 2007 and 2008, respectively. The change in income from continuing operations from 2007 to 2008 resulted primarily from losses on managed assets as growth in gross premium written and commission income combined with an improvement in the net expense ratio was offset by net realized losses on our equity investments in the first quarter of 2008.

Interest Expense. Interest expense for the three months ended March 31, 2008 was $2.6 million, compared to $1.8 million for the same period in 2007. The increase was attributable to interest expense on $40.0 million of junior subordinated debentures issued by the Company in the first quarter of 2007.

    Income Tax Expense (Benefit). Income tax expense for three months ended March 31, 2008 was $7.3 million which resulted in an effective tax rate of 24.7%. Income tax expense for three months ended March 31, 2007 was $8.0 million which resulted in an effective tax rate of 27.1%. The decrease in our effective rate was due primarily to federal tax-exempt investment income earned during the period ending March 31, 2008.

Small Business Workers’ Compensation Segment

	(Unaudited) Three Months Ended March 31,
	2008	2007
	($ amounts in thousands)
Gross premium written	$89,261	$89,796

Net premium written	51,332	85,464
Change in unearned premium	(5,027)	(20,255)
Net premium earned	46,305	65,209

Ceding commission revenue	11,909	-

Loss and loss adjustment expense	24,567	38,824
Policy acquisition expenses	10,494	9,240
Salaries and benefits	7,415	4,848
Other insurance general and administrative expense	4,752	4,269
	47,228	57,181
Net premiums earned less expenses included in combined ratio	$10,986	$8,028

Key Measures:
Net loss ratio:	53.1%	59.5%
Net expense ratio:	23.2%	28.2%
Net combined ratio:	76.3%	87.7%

Small Business Workers’ Compensation Segment Results of Operations for the Three Months Ended March 31, 2008 and 2007

Gross Premium Written. Gross premium written decreased $0.5 million or (0.6)% from $89.8 million for the three months ended March 31, 2007 to $89.3 million for the three months ended March 31, 2008. On an overall basis, gross premium written was relatively flat primarily as a result of mandated rate reductions in New York and Florida, which was offset by increases in policies resulting from the acquisition of Associated in the third quarter of 2007.

  Net Premium Written. Net premium written decreased $34.2 million or (39.9)% from $85.5 million to $51.3 million for the three months ended March 31, 2007 and 2008, respectively. The decrease of $34.2 million resulted from the cession of $32.5 million of premium written to Maiden Insurance during the first quarter of 2008 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written decreased $1.7 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease of $1.7 million resulted from a gross premium written decline of $0.5 million period over period.

  Net Premium Earned. Net premium earned decreased $18.9 million or (29.0)% from $65.2 million for the three months ended March 31, 2007 to $46.3 million for the three months ended March 31, 2008. The decrease of $18.9 million resulted from the cession of earned premium of $25.4 million to Maiden Insurance during the first quarter of 2008. Before cessions to Maiden Insurance, earned premium increased $6.5 million in the first quarter of 2008 compared to the first quarter of 2007. This increase was a result of the premium in the preceding twelve months being greater than the twelve months ended March 31, 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $14.2 million or 36.7% from $38.8 million for the three months ended March 31, 2007 to $24.6 million for the three months ended March 31, 2008. The Company’s loss ratio for the segment for the three months ended March 31, 2008 decreased to 53.1% from 59.5% for the three months ended March 31, 2007. The improvement of the loss and loss adjustment ratio resulted primarily from a decrease in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $7.6 million or 41.4% from $18.4 million for the three months ended March 31, 2007 to $10.8 million for the three months ended March 31, 2008. The expense ratio decreased from 28.2% for the three months ended March 31, 2007 to 23.2% for the three months ended March 31, 2008. The decrease in expense ratio resulted primarily from ceding commissions of $11.9 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007 offset by increased salary expense of $2.6 million.

 Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $3.0 million or 36.8% from $8.0 million for the three months ended March 31, 2007 to $11.0 million for the three months ended March 31, 2008. This increase is attributable to improvements in the expense ratio attributable to ceding commission from Maiden Insurance during the first quarter of 2008.

Specialty Risk and Extended Warranty Segment

	(Unaudited) Three Months Ended March 31,
	2008	2007
	($ amounts in thousands)
Gross premium written	$87,769	$47,942

Net premium written	38,085	38,312
Change in unearned premium	(8,489)	(13,612)
Net premiums earned	29,596	24,700

Ceding commission revenue	3,431	-

Loss and loss adjustment expense	17,914	17,910
Policy acquisition expenses	1,002	-
Salaries and benefits	2,647	2,232
Other insurance general and administrative expense	3,136	1,376
	24,699	21,518
Net premiums earned less expenses included in combined ratio	$8,328	$3,182

Key Measures:
Net loss ratio	60.5%	72.5%
Net expense ratio	11.3%	14.6%
Net combined ratio	71.9%	87.1%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2008 and 2007

Gross Premium Written. Gross premium written increased $39.8 million or 83.1% from $47.9 million for the three months ended March 31, 2007 to $87.8 million for the three months ended March 31, 2008. The increase in premium resulted, primarily, from the underwriting growth of coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed $17.0 million of premiums in the first quarter of 2008.

 Net Premium Written. Net premium written decreased $0.2 million or 0.6% from $38.3 million to $38.1 million for the three months ended March 31, 2007 and 2008, respectively. The decrease of $0.2 million resulted from the cession of $32.4 million of premium written to Maiden Insurance during the first quarter of 2008 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $32.2 million in the first quarter of 2008 compared to the first quarter of 2007. The increase of $32.2 million resulted from an increase in gross written premium written in 2008.

 Net Premium Earned. Net premium earned increased $4.9 million or 19.8% from $24.7 million for the three months ended March 31, 2007 to $29.6 million for the three months ended March 31, 2008. The increase of $4.9 million resulted from the cession of earned premium of $21.6 million to Maiden Insurance during the first quarter of 2008. Before cessions to Maiden Insurance, earned premium increased $26.5 million in the first quarter of 2008 compared to the first quarter of 2007. The increase was a result of an increase in gross written premium in 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $17.9 million for the three months ended March 31, 2007 and 2008. The Company’s loss ratio for the segment for the three months ended March 31, 2008 decreased to 60.5% from 72.5% for the three months ended March 31, 2007. The improvement of the loss and loss adjustment ratio resulted primarily from a decrease in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

  Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $0.3 million or (7.0)% from $3.6 million for the three months ended March 31, 2007 to $3.3 million for the three months ended March 31, 2008. The expense ratio decreased from 14.6% for the three months ended March 31, 2007 to 11.3% for the three months ended March 31, 2008. The decrease in expense ratio resulted primarily from ceding commissions of $3.4 million earned through the reinsurance agreement with Maiden Insurance during the third quarter of 2007 offset by increases in general and administrative expense of $1.8 million in the first quarter of 2008.

  Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $5.1 million or 161.7% from $3.2 million for the three months ended March 31, 2007 to $8.3 million for the three months ended March 31, 2008. This increase is attributable to strong growth in gross written premium combined with improvements in the expense ratio attributable to ceding commission from Maiden Insurance during the first quarter of 2008.

Specialty Middle Market Property and Casualty Segment Results of Operations

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
	($ amounts in thousands)
Gross premium written	$57,726	$51,935

Net premium written	28,025	36,844
Change in unearned premium	(6,513)	(8,061)
Net premium earned	21,512	28,783

Ceding commission revenue	4,844	-

Loss and loss adjustment expense	12,684	17,823
Policy acquisition expenses	6,812	5,343
Salaries and benefits	1,982	1,932
Other Insurance General and Administrative Expense	1,946	1,928
	23,424	27,026
Net premiums earned less expenses included in combined ratio	$2,932	$1,757

Key Measures:
Net loss ratio	59.0%	61.9%
Net expense ratio	27.4%	32.0%
Net combined ratio	86.4%	93.9%

Specialty Middle Market Segment Result of Operations for the Three Months Ended March 31, 2008 and 2007

Gross Premium Written. Gross premium increased $5.8 million or 11.2% from $51.9 million for the three months ended March 31, 2007 to $57.7 million for the three months ended March 31, 2008. The increase related to growth in existing and new programs.

  Net Premium Written. Net premium decreased $8.8 million or 23.9% from $36.8 million for the three months ended March 31, 2007 to $28.0 million for the three months ended March 31, 2008. The decrease of $8.8 million resulted from the cession of $18.0 million of written premium to Maiden Insurance during the first quarter of 2008 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $9.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase of $9.2 million resulted from an increase in gross premium written in 2008.

  Net Premium Earned. Net premium earned decreased $7.3 million or 25.3% from $28.8 million for the three months ended March 31, 2007 to $21.5 million for the three months ended March 31, 2008. The decrease of $7.3 million resulted from the cession of earned premium ceded to Maiden Insurance during the first quarter of 2008. Before cessions to Maiden Insurance, earned premium increased $9.5 million in the first quarter of 2008 compared to the first quarter of 2007. This increase was a result of an increase in gross premium written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $5.1 million or 28.8% from $17.8 million for the three months ended March 31, 2007 compared to $12.7 million for the three months ended March 31, 2008. The loss ratio for the segment decreased for the three months ended March 31, 2008 to 59.0% from 61.9% for the three months ended March 31, 2007. The improvement of the loss and loss adjustment ratio resulted primarily from a decrease in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $3.3 million or (35.9)% from $9.2 million for the three months ended March 31, 2007 to $5.9 million for the three months ended March 31, 2008. The expense ratio decreased from 32.0% for the three months ended March 31, 2007 to 27.4% for the three months ended March 31, 2008. The decrease in expense ratio resulted primarily from ceding commission of $4.8 million earned through the reinsurance agreement with Maiden Insurance during the first quarter of 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $2.9 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $1.1 million resulted from growth in revenue and improvements in the expense ratio and the loss ratio.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $58.1 million and $40.3 million in the three months ended March 31, 2008 and 2007, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations and the issuance of junior subordinated debentures should provide us sufficient liquidity to fund our current operations and anticipated growth for at least the next twelve months. However, if our growth attributable to acquisitions, internally generated growth or a combination of these exceeds our projections, we may have to raise additional capital sooner to support our growth.

The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
	2008	2007
	($ amounts in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$44,797	$54,756
Investing activities	129,385	(1,740)
Financing activities	(155,934)	37,981

Net cash provided by operating activities was positive for the three months ended March 31, 2008 but lower than net cash provided by operating activities in the three months ended March 31, 2007, primarily because of the increase in claims paid during the three months ended March 31, 2008.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the three months ended March 31, 2008, the Company’s net sales of fixed securities totaled $139.5 million and net sales of equity securities was $10.8 million. For the three months ended March 31, 2007, the Company’s net sales of fixed income securities totaled $33.1 million, net purchases of equity securities totaled $1.4 million and net purchases of other investments totaled $14.2 million. Additionally, in connection with the Warrantech transaction, the Company provided $18.0 million related to a secured note (see Note 12. “Other Investments”) to Warrantech.

Cash used in financing activities for the three months ended March 31, 2008 consisted of purchases of $153.8 million of securities sold under agreements to repurchase and dividend payments of $2.4 million. Cash provided by financing activities for the three months ended March 31, 2007 consisted primarily of $40 million generated by the issuance of additional junior subordinated debt in connection with the issuance of trust preferred securities offset by dividend payments of $1.2 million.

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 30, 2007 with JP Morgan Chase Bank, N.A. in the aggregate amount of $50 million. The line will be used for general corporate purposes as required, as well as collateral for letters of credit. The agreement matures on June 30, 2008.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points.  As of March 31, 2008 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at March 31, 2008 for $21.5 million that reduced the availability on the line of credit to $28.5 million as of March 31, 2008. The Company currently is negotiating to replace its existing line of credit  The Company does not believe its liquidity or borrowing rate will be materially impacted.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of March 31, 2008, there were $300.5 million principal amount outstanding at interest rates between 2.4% and 3.6%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2008 was $1.8 million of which $0.4 million was accrued as of March 31, 2008. The Company has approximately $305.0 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 13. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the reinsurance agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance shall be discharged from providing security for its proportionate share of the obligations as contemplated by the reinsurance agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $113.2 million as of March 31, 2008.

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

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

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

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 15% to 50% of each covered risk, but Munich Re shall not reinsure more than £500 for each ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £500,000. For the majority of the business ceded under this reinsurance arrangement, we cede 15% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

In October 2006, the Company entered into a quota-share reinsurance agreement with 5 syndicate members of Lloyd’s of London who collectively reinsure 70% of a particular specialty risk and extended warranty program.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $179.6 million, or 14.2% to $1,441.2 million at March 31, 2008 from $1,261.6 million as of December 31, 2007 (excluding $22.7 million and $28.1 million of other investments, respectively). A majority of our fixed maturities are classified as available for sale (87.5%) as of March 31, 2008, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Additionally, our fixed maturities classified as held to maturity (12.5%) are not impacted by changing interest rates. Our fixed maturity securities, gross, as of this date had a fair value of $946.2 million and an amortized cost of $981.9 million. Our equity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities, gross, carried at fair value were $68.6 million with a cost of $106.2 million as of March 31, 2008. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	March 31, 2008		December 31, 2007
($ amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$168,777	11.7%	$145,337	11.5%
Time and short-term deposits	259,027	18.0	148,541	11.8
U.S. treasury securities	18,396	1.3	19,074	1.5
U.S. government agencies	80,263	5.6	144,173	11.4
U.S. agency - collateralized mortgage obligations	298,904	20.7	239,200	19.0
U.S. agency – mortgage backed securities	143,047	9.9	91,663	7.3
Other mortgage backed securities	4,034	0.3	4,153	0.3
Municipal bonds	10,161	0.7	10,428	0.8
Asset backed securities	9,615	0.7	10,226	0.8
Corporate bonds	380,332	26.4	369,733	29.3
Common stock	68,059	4.7	78,533	6.3
Preferred stock	584	—	504	—
	$1,441,199	100.0%	$1,261,565	100.0%

  As of March 31, 2008, the weighted average duration of our fixed income securities was 5.6 years.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates for other-than-temporary-impairment, whereby it evaluates each security which has an unrealized loss as of the end of the subject reporting period. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria we consider include:

•	how long and by how much the fair value of the security has been below its amortized cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments; and

•	The occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

During the three months ended March 31, 2008, based on the criteria above, we determined that 4 equity securities were other-than-temporarily-impaired and accordingly wrote them down resulting in a $0.7 million realized loss.

At March 31, 2008, the Company had $39.5 million of gross unrealized losses related to marketable equity securities. The Company’s investment in marketable equity securities consist of investments in common stock across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common stocks, 39 equity securities comprised $37.6 million, or 95 % of the unrealized loss. The 39 stocks consisted of 16 securities in the consumer products sector and represent approximately 43% of the total fair value and 50% of the Company’s unrealized loss, four securities in the financial sector and represent approximately 9% of the total fair value and 9% of the Company’s total unrealized losses and 13 common stocks in the health care, industrial and technology sectors which have fair values of approximately 14%, 12% and 10%, respectively, and approximately 9%, 10% and 11%, respectively, of the Company’s unrealized losses. Additionally, the Company owns 6 stocks in other sectors which accounts for 7% of the Company’s unrealized losses. The duration of these impairments range from one to 19 months. The remaining securities in a loss position are not considered individually significant and accounted for 5% of the Company’s unrealized losses.

Corporate bonds represent 40% of the fair value of our fixed maturities and 96% of the total unrealized losses of our fixed maturities. The Company owns 210 corporate bonds in the industrial, bank & financial and other sectors, which have a fair value of approximately 8%, 31% and 1%, respectively, and 26%, 68% and 2% of total unrealized losses, respectively, of our fixed maturities. The Company expects the spreads to narrow again as the economic situation improves and the market price for these securities recovers.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “—Reinsurance.”

Interest Rate Risk. We had fixed maturity securities (excluding $259.0 million of time and short-term deposits) with a fair value of $946.2 million and a carrying value of $981.9 million as of March 31, 2008 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of March 31, 2008.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$888,881	$(57,341)	$—	$(49,010)	(12.3)%
100 basis point increase	915,233	(30,989)	—	(26,182)	(6.6)
No change	946,222	—	944,752	—	—
100 basis point decrease	972,666	26,444	—	23,411	5.9
200 basis point decrease	1,002,399	56,177	—	48,771	12.3

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $1.9 million after tax realized currency loss based on our outstanding foreign denominated reserves of $57.6 million at March 31, 2008.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2008, the equity securities in our investment portfolio had a fair value of $68.6 million, representing approximately nine percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2007. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ in thousands)
5% increase	$72,075	$3,432		$3,432	0.6%
No change	68,643		$68,643
5% decrease	65,211	(3,432)		(3,432)	(0.6)%

Off Balance Sheet Risk. The Company has exposure or risk related to securities sold but not yet purchased.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2008.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2008.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: May 12, 2008	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer