Form 10-Q
period 2008-06-30
Amtrust Financial Services, Inc.
filed 2008-08-11
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of July 28, 2008, the Registrant had one class of Common Stock ($.01 par value), of which 59,999,164 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $105,694; $162,661)	$105,657	$161,901
Fixed maturities, available-for-sale, at market value (amortized cost $959,386; $745,132)	919,775	726,749
Equity securities, available-for-sale, at market value (cost $101,093; $106,956)	57,563	79,037
Short-term investments	258,322	148,541
Other investments	15,355	28,035
Total investments	1,356,672	1,144,263
Cash and cash equivalents	191,086	145,337
Assets under management	—	18,541
Accrued interest and dividends	10,254	9,811
Premiums receivable, net	394,952	257,756
Note receivable – related party	21,164	20,746
Reinsurance recoverable	232,838	225,941
Reinsurance recoverable – related party	120,862	55,973
Prepaid reinsurance premium	142,087	107,585
Prepaid reinsurance premium – related party	248,682	137,099
Prepaid expenses and other assets	32,391	26,131
Deferred policy acquisition costs	80,853	70,903
Deferred income taxes	48,240	36,502
Property and equipment, net	13,688	12,974
Goodwill	20,199	10,549
Intangible assets	81,633	42,683
	$2,995,601	$2,322,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$823,023	$775,392
Unearned premiums	712,391	527,758
Ceded reinsurance premiums payable	95,019	39,464
Ceded reinsurance premium payable – related party	112,936	38,792
Reinsurance payable on paid losses	—	4,266
Federal income tax payable	616	4,123
Funds held under reinsurance treaties	771	4,400
Securities sold but not yet purchased, at market	3,450	18,426
Securities sold under agreements to repurchase, at contract value	347,288	146,403
Accrued expenses and other current liabilities	123,691	113,800
Derivatives liabilities	3,747	4,101
Note payable – related party	167,661	113,228
Note payable	26,845	—
Term loan	40,000	—
Junior subordinated debt	123,714	123,714
Total liabilities	2,581,152	1,913,867
Commitments and contingencies
Minority Interest	—	18,541
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,088 and 84,047 issued in June 30, 2008 and December 31, 2007, respectively; 59,994 and 59,952 outstanding in June 30, 2008 and December 31, 2007, respectively	841	841
Preferred stock, $.01 par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	536,925	535,123
Treasury stock at cost; 24,094 shares in 2008 and 2007	(294,671)	(294,671)
Accumulated other comprehensive income (loss)	(53,238)	(31,688)
Retained earnings	224,592	180,781
Total stockholders’ equity	414,449	390,386
	$2,995,601	$2,322,794

  See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Premium income:
Net premium written	$132,057	$163,522	$249,499	$324,141
Change in unearned premium	(16,112)	(33,102)	(36,141)	(75,029)
Net earned premium	115,945	130,420	213,358	249,112
Ceding commission – related party	35,222	—	55,406	—
Commission and fee income	8,375	4,292	14,662	8,782
Net investment income	14,190	13,019	27,721	24,410
Net realized (loss) gain on investments	(2,135)	4,962	(7,355)	11,022
Other investment (loss) income on managed assets	—	2,191	(2,900)	1,901
Total revenues	171,597	154,884	300,892	295,227
Expenses:
Loss and loss adjustment expense	74,134	84,999	129,299	159,556
Policy acquisition expenses	22,691	17,447	40,999	32,030
Salaries and benefits	17,602	9,921	29,646	18,933
Other insurance general and administrative expense	15,544	5,004	25,378	12,578
Other underwriting expenses	2,504	3,427	7,298	6,540
Total expenses	132,475	120,798	232,620	229,637
Operating income from continuing operations	39,122	34,086	68,272	65,590
Other income (expenses):
Foreign currency gain (loss)	(15)	629	144	119
Interest expense	(5,541)	(2,531)	(8,170)	(4,335)
Total other expenses	(5,556)	(1,902)	(8,026)	(4,216)
Income from continuing operations before provision for income taxes and minority interest	33,566	32,184	60,246	61,374
Provision for income taxes	7,216	8,597	14,533	16,599
Minority interest in net income of subsidiary	—	2,191	(2,900)	1,901
Net income	26,350	21,396	48,613	42,874

Basic earnings per common share	$0.44	$0.36	$0.81	$0.72
Diluted earnings per common share	$0.43	$0.35	$0.80	$0.71
Dividends declared per common share	$0.04	0.025	$0.08	0.045

See accompanying notes unaudited to condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$48,613	$42,874
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,736	1,986
Realized gain on marketable securities	(616)	(11,022)
Non-cash write-down of marketable securities	7,971	—
Bad debt expense	1,237	569
Accretion of imputed interest	101	—
Foreign currency (gain) loss	(144)	(119)
Non-cash stock compensation expense	1,495	785
Changes in assets - (increase) decrease:
Premiums receivable	(91,137)	(72,087)
Reinsurance recoverable	(6,869)	(8,076)
Reinsurance recoverable – related party	(64,889)	—
Deferred policy acquisition costs, net	(9,950)	(20,969)
Prepaid reinsurance premiums	(34,502)	(20,811)
Prepaid reinsurance premiums – related party	(111,583)	—
Prepaid expenses and other assets	(4,591)	(8,541)
Deferred tax asset	(11,738)	(2,532)
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	83,991	21,116
Accrued expenses and other current liabilities	(3,981)	13,399
Loss and loss expense reserve	47,631	80,146
Unearned premiums	184,553	97,428
Funds held under reinsurance treaties – related party	54,433	—
Funds held under reinsurance treaties	(3,629)	(95)
Net cash provided by operating activities	90,132	114,051
Cash flows from investing activities:
Net (purchases) of securities with fixed maturities	(237,556)	(112,475)
Net sales (purchases) of equity securities	14,234	(12,858)
Net sales (purchases) of other investments	12,680	(10,401)
Note receivable - related party	(2,000)	(18,000)
Acquisition of a subsidiary, net of cash obtained	(55,883)	(11,436)
Acquisition of renewal rights and goodwill	(963)	(1,055)
Purchase of property and equipment	(1,214)	(646)
Net cash used in investing activities	(270,702)	(166,871)
Cash flows from financing activities:
Term loan	40,000	—
Issuance of junior subordinated debentures	—	40,000
Reverse repurchase agreements	185,909	86,075
Debt financing fees	(52)	(820)
Stock option exercises	307	—
Dividends distributed on common stock	(4,800)	(2,398)
Net cash provided by financing activities	221,364	122,857
Effect of exchange rate changes on cash and cash equivalents	4,955	52
Net increase in cash and cash equivalents	45,749	70,089
Cash and cash equivalents, beginning of the period	145,337	59,916
Cash and cash equivalents, end of the period	$191,086	$130,005
Supplemental Cash Flow Information
Income tax payments	$18,125	$22,790
Interest payments on debt	7,125	4,179

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In May 2008, the FASB issued FASB Statement No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 163 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Principles” (“SFAS No. 162”). This statement supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to Statement No. 162 essentially unchanged. The statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under Statement No. 142, “Goodwill and Other intangible Assets” (“SFAS No. 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). Statement 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that Statement 161 will have on our consolidated financial statements.

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

(dollars in thousands)
3.	Investments

(a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of June 30, 2008, are presented in the table below:

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$5,750	$—	$(532)	$5,218
Common stock	95,343	365	(43,363)	52,345
U.S. treasury securities	15,265	277	(1)	15,541
U.S. government agencies	22,985	419	(4)	23,400
U.S. agency - collateralized mortgage obligations	323,949	942	(2,070)	322,821
U.S. agency - mortgage backed securities	120,286	780	(805)	120,261
Other mortgage backed securities	4,239	12	(24)	4,227
Municipal bonds	28,303	301	(256)	28,348
Asset backed securities	6,417	44	(133)	6,328
Corporate bonds	437,942	1,013	(40,106)	398,849
	$1,060,479	$4,153	$(87,294)	$977,338

  (b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of held to maturity securities as of June 30, 2008 are presented in the table below:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. treasury securities	$6,289	$85	$(1)	$6,373
U.S. government agencies	52,634	223	—	52,857
U.S. agency - collateralized mortgage obligations	1,553	15	(12)	1,556
U.S. agency - mortgage backed securities	45,181	135	(408)	44,908
	$105,657	$458	$(421)	$105,694

(c) Investment Income

Net investment income for the three and six months ended June 30, 2008 and 2007 were derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Fixed maturities	$12,183	$8,236	$23,066	$16,166
Equity securities	274	952	805	1,440
Cash and cash equivalents	3,534	3,691	6,869	6,175
Loss on equity investment in Warrantech	(561)	(215)	(561)	(215)
Note receivable - related party	980	505	1,569	1,258
	16,410	13,169	31,748	24,824
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	2,220	150	4,027	414
	$14,190	$13,019	$27,721	$24,410

(dollars in thousands)
(d) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities result in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of June 30, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. The Company determined that four equity investments were other-than-temporarily impaired and accordingly wrote down the investments and recorded a $7,230 and $7,972 realized loss during the three and six months ended June 30, 2008, respectively. There were no write-downs recorded during the six months ended June 30, 2007.

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of June 30, 2008:

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Available-for-sale securities:
Common and preferred stock	$23,459	$(18,116)	$23,386	$(25,779)	$46,845	$(43,895)
U. S. treasury securities	2,100	(1)	—	—	2,100	(1)
U. S. government agencies	1,599	(4)	—	—	1,599	(4)
U. S. agency - collateralized mortgage obligations	234,910	(2,070)	—	—	234,910	(2,070)
U.S. agency - mortgage backed securities	60,179	(805)	—	—	60,179	(805)
Other mortgage backed securities	1,433	(21)	197	(3)	1,630	(24)
Municipal bonds	17,586	(256)	—	—	17,586	(256)
Asset backed securities	3,265	(133)	—	—	3,265	(133)
Corporate bonds	238,982	(25,605)	116,691	(14,501)	355,673	(40,106)
Total temporarily impaired -available-for-sale securities	$583,513	$(47,011)	$140,274	$(40,283)	$723,787	$(87,294)

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Held-to-maturity securities:
U.S. treasury securities	$249	$(1)	$—	$—	$249	$(1)
U.S. agency - collateralized mortgage obligations	—	—	858	(12)	858	(12)
U.S. agency - mortgage backed securities	—	—	23,850	(408)	23,850	(408)
Total temporarily impaired - held-to-maturity securities	$249	$(1)	$24,708	$(420)	$24,957	$(421)

(e) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Total Return Swaps, Credit Default Swaps and Contracts for Differences as of June 30, 2008:

	Remaining Life of Notional Amount (1)
	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Total return swaps	$—	$13,775	$—	$—	$13,775
Credit default swaps	5,261	1,988	—	—	7,249
Interest rate swaps	—	40,000	—	—	40,000
Contracts for differences	—	—	2,066	—	2,066
	$5,261	$55,763	$2,066	$—	$63,090

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(dollars in thousands)
(f) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of June 30, 2008 and was $1,160 for corporate bonds and $2,290 and   for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at June 30, 2008. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of June 30, 2008, there were $347,288 principal amount outstanding at interest rates between 2.23% and 2.52%. Interest expense associated with these repurchase agreements for the three and six months ended June 30, 2008 was $2,219 and $4,004, respectively, of which $290 was accrued as of June 30, 2008. The Company has approximately $350,288 of collateral pledged in support of these agreements.

4.	Assets Under Management

In December 2006, the Company formed two, wholly-owned subsidiaries, AmTrust Capital Management, Inc. (ACMI) and AmTrust Capital Management GP, LLC (ACM). Concurrently with these formations, the Company also formed Leap Tide Partners, LP (LTP), a hedge fund limited partnership, for the purpose of managing the assets of its limited partners. ACM has a 1% ownership in LTP. ACMI earns a management fee equal to 1% of the LTP’s assets. ACM also earns an incentive fee of 20% of the cumulative profits of the LTP. Through March 31, 2008 ACM, the general partner of LTP, consolidated LTP in accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” as the rights of the limited partners did not overcome the rights of the general partner. Effective April 1, 2008, the limited partnership agreement was amended such that a majority of the limited partners had the right to liquidate the limited partnership. In addition the Company ceased being the managing member of ACM. Due to this amendment, in accordance with EITF 04-05, the Company ceased to consolidate LTP as of April 1, 2008.

Through March 31, 2008, we allocated an equivalent portion of the limited partners’ income or loss to minority interest. For the three months ended June 30, 2008 and 2007, LTP had an investment (loss) gain of $0 and $2,191, respectively and resulted in an allocation to minority interest of $0 and $2,191. For the six months ended June 30, 2008 and 2007, LTP had an investment (loss) gain of $(2,900) and $1,901, respectively and resulted in an allocation to minority interest of $(2,900) and $1,901. The management companies earned approximately $37 and $54 of fees under the agreement during the three months ended June 30, 2008 and 2007, respectively and $80 and $109 of fees during the six months ended June 30, 2008 and 2007, respectively.

Net investment income for the three and six months ended June 30, 2008 and 2007 was derived from the following sources:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Equity securities:	$		$		$		$
Dividends		—		31		8		105
Realized gain (loss)		—		559		431		1,124
Unrealized gain (loss)		—		1,599		(3,297)		588
Cash and cash equivalents		—		57		6		193
		—		2,246		(2,852)		2,010
Less: Investment expenses		—		(55)		(48)		(109)
		$—		$2,191		$(2,900)		$1,901

(dollars in thousands)
5.	Fair Value of Financial Instruments

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

Investments held to maturity. Investments held to maturity are recorded at cost on a recurring basis and include fixed maturities. Fair value of investments held to maturity is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, the Company estimates the fair value of fixed maturities not traded in active markets, by referring to traded securities with similar attributes, using dealer quotations, a matrix pricing methodology, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. Level 1 investments include those traded on an active exchange, such as the NASDAQ. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the Company’s fixed maturities, other than U.S. treasury securities, are classified as Level 2 investments and include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

Investments available for sale. Investments available for sale are recorded at fair value on a recurring basis and include fixed maturities, equity securities, securities sold not yet purchased and securities sold under agreements to repurchase. Fair value of investments is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, the Company estimates the fair value of the investments not traded in active markets, including securities purchased (sold) under agreements to resell (repurchase), by referring to traded securities with similar attributes, using dealer quotations, a matrix pricing methodology, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. Level 1 investments include those traded on an active exchange, such as the NASDAQ. Since fixed maturities other than U.S. treasury are classified as Level 2 investments and include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

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

(dollars in thousands)

Derivatives. The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives, as defined in SFAS 133, are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:

•
Total return swap contracts (“TRS”), which, are valued based upon market maker quoted prices. Fair values are based on valuations provided by the counterparty based on prices provided by an independent pricing service or dealer runs;

•
Credit default swap contracts (“CDS”), which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on valuations provided by a counterparty. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract. Such amounts are limited to the total equity of the account; and

•
Interest rate swaps (“IRS”), which are valued in terms of the contract between The Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, in this case LIBOR, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and

•
Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.

The Company estimates fair value using information provided by the portfolio manager for TRS and CDS and the counterparty for CFD.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$105,694	$6,373	$99,321	$—
Available-for-sale fixed securities	919,775	15,541	904,234	—
Equity securities	57,563	57,131	432	—
Other investments	15,355	—	—	15,355
	$1,098,387	$79,045	$1,003,987	$15,355
Liabilities:
Securities sold but not yet purchased, market	$3,450	$2,290	$1,160	$—
Securities sold under agreements to repurchase, at contract value	347,288	—	347,288	—
Derivatives	3,747	—	—	3,747
	$354,485	$2,290	$348,448	$3,747

(dollars in thousands)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

Three Months Ended June 30, 2008:	Other investments	Derivatives	Total
Beginning balance as of April 1, 2008	$22,739	$(5,932)	$16,807
Total net losses for the quarter include in:
Net income	—	2,185	2,185
Other comprehensive loss	(2,706)	—	(2,706)
Purchases, sales, issuances and settlements, net	(4,678)	—	(4,678)
Net transfers into (out of) Level 3	—	—	—
Ending balance as of June 30, 2008	$15,355	$(3,747)	$11,608

Six Months Ended June 30, 2008:	Other investments	Derivatives	Total
Beginning balance as of January 1, 2008	$28,035	$(4,101)	$23,934
Total net losses for the six months ended include in:
Net income	44	354	398
Other comprehensive loss	(2,706)	—	(2,706)
Purchases, sales, issuances and settlements, net	(10,018)	—	(10,018)
Net transfers into (out of) Level 3	—	—	—
Ending balance as of June 30, 2008	$15,355	$(3,747)	$11,608

6.	Debt

Junior Subordinated Debt

The Company established four special purpose trusts between 2005 and 2007 for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of June 30, 2008 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

(dollars in thousands)

The table below summarizes the Company’s trust preferred securities as of June 30, 2008:

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

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of loan is for a period of three years and requires quarterly principal payments of $3,333 beginning on September 3, 2008 and ending on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” plus a margin rate, which was 185 basis points. As of June 30, 2008 the interest rate was 4.52%. The Company can prepay any amount after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain debt to equity ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement totaling $40,000 to convert the term loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of and receive a variable rate based on LIBOR plus a margin of 267 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense.

Promissory Note
In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (See Note 12. “Acquisitions”), the Company entered into a promissory note with Unitrin in the amount of $30,000. The note was non interest bearing and requires four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3,155 based on current interest rates available to the Company which was 5.4%. Accordingly, the note’s carrying balance was adjusted to $26,845. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line will be used for collateral for letters of credit. The line will expire on June 30, 2009.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points.  As of June 30, 2008 there was no outstanding balance on the line of credit. The Company has an outstanding letters of credit in place at June 30, 2008 for $22,409 that reduced the availability on the line of credit to $2,591 as of June 30, 2008. The Company incurred financing fees of $25 related to the agreement.

(dollars in thousands)

7.	Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income available to common shareholders	$26,350	$21,396	$48,613	$42,874

Weighted average number of common shares outstanding - basic	59,989	59,959	59,979	59,959
Potentially dilutive shares:
Dilutive shares from stock-based compensation	1,012	576	981	338
Weighted average number of common shares outstanding - dilutive	61,001	60,535	60,960	60,297

Basic earnings per common share	$0.44	$0.36	$0.81	$0.72

Diluted earnings per common share	$0.43	$0.35	$0.80	$0.71

As of June 30, 2008, there were approximately less than 200 anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $737 and $1,495 for the three and six months ended June 30, 2008, respectively compared to $424 and $785 for the three and six months ended June 30, 2007, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the six months ended June 30, 2008 and 2007:

	2008		2007
Amounts in thousands except per share	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	3,126	$7.00-14.55	2,390	$7.00-7.50
Granted	50	15.02	160	10.56-10.77
Exercised	(41)	7.50	—	—
Cancelled or terminated	(15)	7.50	(34)	7.50
Outstanding end of period	3,120	$7.00-15.02	2,516	$7.00-10.77

The weighted average grant date fair value of options granted during the first six months of 2008 was $4.89. As of June 30, 2008 there was approximately $6,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

(dollars in thousands)

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$26,350	$21,396	$48,613	$42,874
Unrealized holding gain (loss)	(13,329)	(1,489)	(30,416)	(5,320)
Reclassification adjustment	8,367	1,826	8,232	4,494
Foreign currency translation	(268)	(1,943	620	(1,433)
Comprehensive income	$21,120	$19,790	$27,049	40,615

10.	Income Taxes

Income tax expense for the three and six months ended June 30, 2008 was $7,216 and $14,533, respectively, compared to $8,597 and $16,599 for the three and six months ended June 30, 2007. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations before provision for income taxes and minority interest	$33,566	$32,184	$60,246	$61,374
Less: minority interest	—	2,191	(2,900)	1,901
Income from continuing operations after minority interest before provision for income taxes	$33,566	$29,993	$63,146	$59,473

Income taxes at statutory rates	$11,714	$10,498	$22,101	$20,816
Effect of income not subject to US taxation	(4,876)	(1,501)	(7,868)	(2,990)
Other, net	378	(400)	300	(1,227)
Provision for income taxes as shown on the consolidated statements of earnings	$7,216	$8,597	$14,533	$16,599
GAAP effective tax rate	21.5%	28.7%	23.0%	27.9%

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statute of limitation is open for tax years ended December 31, 2004 and forward. At June 30, 2008, the Company has approximately $1,500 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

During 2006, the Internal Revenue Service (“IRS”) completed an audit of the Company’s subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”) which the Company acquired in 2007. For the IRS’ 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed. During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although Associated’s management disagrees with the majority of the positions taken by the examiner and has appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,300 (including $1,400 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements. The IRS has recently scheduled an appeals hearing in September 2008 related to the outstanding issues.

During the second quarter, AIIS also received formal notification from the IRS indicating the 2006 consolidated federal income tax return has been selected for audit. The initial audit meeting has been held and related correspondence with the field examiner exchanged. The audit is in the preliminary stage of field work and the initial information document requests have been received. All items requested by the agent have been delivered.

(dollars in thousands)

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

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech's consumer product programs and on certain nationwide warranty programs, which produced gross premium written of approximately $32,900 and $6,000 during the three months ended June 30, 2008 and 2007, respectively, and gross premium written of $50,600 and $11,000 for the six months ended June 30, 2008 and 2007, respectively. As the Company does not control Warrantech, the Company accounts for this investment under the equity method. The Company recorded investment loss of approximately $561 and $215 from its equity investment for the three and six months ended June 30, 2008 and 2007, respectively. Additionally, the Company provided Warrantech with a $20,000 senior secured note due January 30, 2012 (note receivable - related party). Interest on the note is payable monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. The Company provided the funding for the senior secured note in two tranches, which included an initial funding of $18,000 during the three months ended March 31, 2007 and the remaining $2,000 during the three months ended March 31, 2008. As of June 30, 2008 the carrying value of the note receivable was $21,164 (note receivable - related party).

12.	Acquisitions

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired Unitrin, Inc.’s commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. Consideration paid for the transaction was approximately $88,500 and consisted of cash of $61,200, a note payable of $26,800, assumed liabilities of $300 and direct transaction costs of $200. The Company preliminarily recorded $8,800 of goodwill and $41,000 of intangible assets related to distribution networks, trademarks, licenses and non-compete agreements. The note is required to be paid in full immediately, under certain circumstances including default of a payment or change of control of the Company. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Additionally, at the close of the acquisition, the Company assumed approximately $82,000 of unearned premium from the UBI transaction and then ceded the entire amount to Maiden Insurance pursuant to the Maiden Reinsurance Agreement (see Note 13. “Related Party Transaction”).

(dollars in thousands)

In accordance with SFAS No. 141, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on the fair values as of the close of acquisition, with the amounts exceeding the fair value recorded as goodwill. As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to goodwill, intangible assets and other assets and liabilities. The Company expects to finalize the valuations by the end of 2008. The preliminary purchase price allocation as of the date of acquisition is as follows:

Assets
Investments	$30,673
Cash and cash equivalents	5,263
Premium receivable	45,296
Prepaid reinsurance premium	62,829
Reinsurance recoverable	28
Property and equipment	1,120
Goodwill	8,800
Intangible assets	41,000
Other assets	2,431
Total assets	$197,440

Liabilities
Reinsurance payable on paid losses	$45,708
Unearned premiums	62,910
Accrued expenses and other current liabilities	364
Total liabilities	$108,982
Total purchase price	$88,458

In September 2007, the Company acquired all the issued and outstanding stock of AIIS a Florida-based workers' compensation managing general agency, and its wholly-owned subsidiary, AIIC, a Florida workers' compensation insurer, also licensed in Alabama, Georgia and Mississippi for consideration of approximately $38,854. The $38,854 consisted of approximately $33,930 of cash, $599 of direct acquisition costs and $4,325 for a contingent liability related to income taxes (see Note 10. “Income Taxes”). Upon resolution of the contingency, the will distribute the $4,325 to either the IRS or the sellers of Associated. Additionally, the Company preliminarily recorded $3,720 of goodwill and $10,210 of intangible assets related to trademarks, licenses, distribution networks and non-compete agreements. The Company determined that the trademarks and licenses have indefinite lives and the remaining intangible assets are being amortized over a period of one to 15 years.

The results of operations of Associated have been included in the Company’s consolidated financial statements since the acquisition date. Selected unaudited pro forma results of operations assuming acquisition had occurred as of January 1, 2007, are set forth below:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net premium written	$177,568	$363,972
Income from continuing operations	$23,597	$46,198
Income from continuing operations:
per common share - basic	$0.39	$0.77
per common share - diluted	$0.39	$0.77

(dollars in thousands)

13.	Related Party Transactions

Reinsurance Agreement

Maiden Holdings, Inc. (“Maiden”) is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of the Company. Messrs. Karfunkel and Mr. Zyskind contributed $50,000 to Maiden Insurance. In July 2007, Maiden raised approximately $480,600 in a private placement. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a class 3 Bermuda insurance company.

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition from Trinity Universal Insurance Company, a subsidiary of Unitrin, Inc., of its Unitrin Business Insurance unit (“UBI”). AII is ceding 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto assumed by the Company as a result of this acquisition and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.  AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business subject to the amendment. The Company recorded approximately $35,222 and $55,406 of ceding commission income during the three and six months ended June 30, 2008, respectively, as a result of this agreement.

The following is the effect on the Company’s balance sheet as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 related to the Reinsurance Agreement:

	As of June 30, 2008	As of December 31, 2007
Assets and liabilities:
Reinsurance recoverable	$120,862	$55,973
Prepaid reinsurance premium	248,682	137,099
Ceded reinsurance premiums payable	112,936	38,792
Note payable	167,661	113,228

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Results of operations:
Premium written - ceded	$(168,069)	$(251,017)
Change in unearned premium - ceded	91,824	110,983
Earned premium - ceded	$(76,245)	$(140,034)

Ceding commission on premium written	$54,753	$80,745
Ceding commission – deferred	(19,531)	(25,339)
Ceding commission - earned	$35,222	$55,406

Incurred loss and loss adjustment expense - ceded	$48,528	$90,000

(dollars in thousands)

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $2,101 and $3,138 of brokerage commission during the three and six months ended June 30, 2008, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, AmTrust earns an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee has been reduced to 0.20%. The Company recorded approximately $460 and $960 of investment management fees for the three and six months ended June 30, 2008, respectively, as a result of this agreement.

Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to reimburse AmTrust for its costs plus 8%. The Company recorded approximately $382 and $498 for the three and six months ended June 30, 2008 as a result of this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the reinsurance agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance shall be discharged from providing security for its proportionate share of the obligations as contemplated by the reinsurance agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,661 as of June 30, 2008. The Company recorded $2,695 of interest expense during the six months ended June 30, 2008.

Other Reinsurance Agreement

Effective January 1, 2008, Maiden became a participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provides coverage in the amount of $9 million per occurrence in excess of $1 million,  subject to an annual aggregate deductible of $1.25 million.  Maiden, which is one of two participating reinsurers in the layer, has a 45% participation.  Maiden participates in the first layer of the excess of loss program on the same market terms and conditions as the other participant.

AmTrust Capital Management

AmTrust Capital Management, Inc. (“ACMI”), our wholly owned subsidiary, currently manages approximately $50,400 of our assets. ACMI also serves as the Investment Manager of Leap Tide Partners, L.P., a domestic partnership, (see Note 4 “Assets under Management”) and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by ACMI (the “Hedge Funds”).  To date, approximately $18,700 have been invested in the Hedge Funds.  Approximately 88% of these funds were contributed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind.  Our Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did not violate our Code of Business Conduct and Ethics.

(dollars in thousands)

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech (see Note 11 “Other Investments”) in a cash merger. The Company contributed $3,850 for a 27% equity interest Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently provides insurance coverage for Warrantech’s consumer product programs and on certain nationwide warranty programs, which produced gross premium written of approximately $32,900 and $6,000 during the three months ended June 30, 2008 and 2007, respectively, and gross premium written of $50,600 and $11,000 for the six months ended June 30, 2008 and 2007, respectively. The Company recorded an investment loss of $561 and $215 for the three and six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company’s equity interest was approximately $2,531. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable - related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of June 30, 2008 the carrying value of the note receivable was $21,164 (note receivable - related party).

Lease Agreements

In June 2002, we entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, we entered into an amended lease whereby we increased our leased space to 14,807 square feet and extended the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $134 and $84 for the lease for the three months ended June 30, 2008 and 2007, respectively and $217 and $176 for the six months ended June 30, 2008 and 2007, respectively.

In 2008, we entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is owned by Michael Karfunkel and George Karfunkel. The audit committee reviewed and approved the lease agreement. The Company paid approximately $31 and $62 for the lease for the three and six months ended June 30, 2008, respectively.

Employment Relationship

Barry Karfunkel, an analyst with a Company subsidiary, earned approximately $87 and $61 for the three months ended June 30, 2008 and 2007, respectively. Additionally, for the six months ended June 30, 2008 and 2007, respectively, he earned $150 and $117. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

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

The Company currently operates three business segments, Small Commercial Business (formerly known as Workers’ Compensation Insurance); Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. During the three months ended June 30, 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its retail commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. This business was combined into the Company’s worker’s compensation segment and renamed small commercial business segment. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Interest expense and income taxes are allocated based on net written premium by segment. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, commission and fee revenue, investment income and other revenues, other underwriting expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

(dollars in thousands)

The following tables summarize business segments as follows:

	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended June 30, 2008:
Gross premium written	$112,096	$127,308	$61,658	$—	$301,062

Net premium written	40,414	61,994	29,649	—	132,057
Change in unearned premium	2,218	(18,908)	578	—	(16,112)
Net earned premium	42,632	43,086	30,227	—	115,945

Ceding commission – related party	18,268	8,051	8,903	—	35,222

Loss and loss adjustment expense	24,772	29,876	19,486	—	74,134
Policy acquisition expenses	10,854	2,021	9,816	—	22,691
Salaries and benefits	9,214	4,178	4,210	—	17,602
Other insurance general and administrative expense	6,104	6,915	2,525	—	15,544
	50,944	42,990	36,037	—	129,971

Underwriting income	9,956	8,147	3,093	—	21,196

Commission and fee income	4,578	769	—	3,028	8,375
Investment income, realized gain (loss) and income (loss) on managed assets	5,208	4,315	2,532	—	12,055
Other underwriting expenses	(857)	207	(1,854)	—	(2,504)
Interest expense	(2,094)	(2,244)	(1,203)	—	(5,541)
Foreign currency gain (loss)	—	(15)	—	—	(15)
Provision for income taxes	(3,605)	(3,426)	483	(668)	(7,216)
Minority interest in net income of subsidiary	—	—	—	—	—
Net income	$13,186	$7,753	$3,051	$2,360	$26,350

Three months ended June 30, 2007:
Gross premium written	$78,306	$69,329	$62,385	$—	$210,020

Net premium written	67,462	52,491	43,570	—	163,523
Change in unearned premium	(1,551)	(19,164)	(12,388)	—	(33,103)
Net earned premium	65,911	33,327	31,182	—	130,420

Ceding commission – related party	—	—	—	—	—

Loss and loss adjustment expense	41,557	24,102	19,340	—	84,999
Policy acquisition expenses	9,444	2,394	5,609	—	17,447
Salaries and benefits	5,384	1,855	2,682	—	9,921
Other insurance general and administrative expense	2,637	605	1,762	—	5,004
	59,022	28,956	29,393	—	117,371

Underwriting income	6,889	4,371	1,789	—	13,049

Commission and fee income	2,398	1,794	—	100	4,292
Investment income, realized gain (loss) and income (loss) on managed assets	7,642	2,866	7,473	2,191	20,172
Other underwriting expenses	(3,017)	(2,280)	1,870	—	(3,427)
Interest expense	(1,085)	(784)	(662)	—	(2,531)
Foreign currency gain (loss)	—	629	—	—	629
Provision for income taxes	(3,662)	(2,058)	(2,848)	(29)	(8,597)
Minority interest in net income of subsidiary	—	—	—	(2,191)	(2,191)
Net income	$9,165	$4,538	$7,622	$71	$21,396

(dollars in thousands)

	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total

Six months ended June 30, 2008:
Gross premium written	$201,357	$215,077	$119,384	$—	$535,818

Net premium written	91,746	100,079	57,674	—	249,499
Change in unearned premium	(2,809)	(27,397)	(5,935)	—	(36,141)
Net earned premium	88,937	72,682	51,739	—	213,358

Ceding commission – related party	30,177	11,482	13,747	—	55,406

Loss and loss adjustment expense	49,339	47,790	32,170	—	129,299
Policy acquisition expenses	21,348	3,023	16,628	—	40,999
Salaries and benefits	16,629	6,825	6,192	—	29,646
Other insurance general and administrative expense	10,856	10,051	4,471	—	25,378
	98,172	67,689	59,461	—	225,322

Underwriting income	20,942	16,475	6,025	—	43,442

Commission and fee income	7,337	2,565	—	4,760	14,662
Investment income, realized gain (loss) and income (loss) on managed assets	9,511	6,898	3,957	(2,900)	17,466
Other underwriting expenses	(2,797)	(2,918)	(1,583)	—	(7,298)
Interest expense	(3,194)	(3,169)	(1,807)	—	(8,170)
Foreign currency gain (loss)	—	144		—	144
Provision for income taxes	(7,318)	(4,602)	(1,517)	(1,096)	(14,533)
Minority interest in net income of subsidiary	—	—	—	2,900	2,900
Net income	$24,481	$15,393	$5,075	$3,664	$48,613

Six months ended June 30, 2007:
Gross premium written	$168,102	$117,271	$114,320	$-	$399,693

Net premium written	152,926	90,802	80,413	-	324,141
Change in unearned premium	(21,806)	(32,775)	(20,448)	-	(75,029)
Net earned premium	131,120	58,027	59,965	-	249,112

Ceding commission - related party	-	-	-	-	-

Loss and loss adjustment expense	80,381	42,012	37,163	-	159,556
Policy acquisition expenses	18,684	2,394	10,952	-	32,030
Salaries and benefits	10,233	4,086	4,614	-	18,933
Other insurance general and administrative expense	6,908	1,980	3,690	-	12,578
	116,206	50,472	56,419	-	223,097

Underwriting income	14,914	7,555	3,546	-	26,015

Commission and fee income	5,040	3,495	0	247	8,782
Investment income, realized gain (loss) and income (loss) on managed assets	17,696	6,951	10,785	1,901	37,333
Other underwriting expenses	(4,396)	(3,013)	869	-	(6,540)
Interest expense	(2,046)	(1,214)	(1,075)	-	(4,335)
Foreign currency gain (loss)	0	119			119
Provision for income taxes	(8,632)	(3,957)	(3,941)	(69)	(16,599)
Minority interest in net income of subsidiary	-	-	-	(1,901)	(1,901)

Net income	$22,576	$9,936	$10,184	$178	$42,874

As of June 30, 2008
Fixed assets	$5,351	$5,309	$3,028	$—	$13,688
Goodwill and intangible assets	78,208	12,329	11,295	—	101,832
Total assets	1,355,414	1,137,702	502,485	—	2,995,601

As of December 31, 2007
Fixed assets	$5,445	$4,641	$2,888	$—	$12,974
Goodwill and intangible assets	28,608	12,799	11,825	—	53,232
Total assets	1,207,453	719,463	377,337	18,541	2,322,794

(dollars in millions unless noted otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by larger insurance carriers. The Company has grown by hiring teams of underwriters with expertise in our specialty lines and through stock and asset acquisitions of companies and access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in three business segments:

•	Small commerical business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail companies and brokers in the United States;

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

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. Consideration paid for the transaction was approximately $88.5 million and consisted of cash of $61.2 million, a note payable of $26.8 million, assumed liabilities of $0.3 million and direct transaction costs of $0.2 million. The Company preliminarily recorded $8.8 million of goodwill and $41.0 million of intangible assets related to distribution networks, trademarks, licenses and non-compete agreements. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. In connection with this transaction, the Company amended the Reinsurance Agreement with Maiden Insurance to allow for the cession of commercial business. In addition to cessions to Maiden for UBI business written in the second quarter of 2008, the Company ceded to Maiden $82.2 million of unearned premium from UBI at the acquisition date that is not included in AmTrust’s written premium for the three and six months ended June 30, 2008.

The Company transacts business through eleven insurance company subsidiaries:

	Name	Location of Domicile
•	Technology Insurance Company, Inc. (“TIC”)	New Hampshire
•	Rochdale Insurance Company (“RIC”)	New York
•	Wesco Insurance Company (“WIC”)	Delaware
•	Associated Industries Insurance Company, Inc. (“AIIC”)	Florida
•	Milwaukee Casualty Insurance Co. (“MCIC”)	Wisconsin
•	Security National Insurance Company (“SNIC”)	Texas
•	Trinity Universal Insurance Company of Kansas, Inc. (“TK”)	Kansas
•	Trinity Lloyd’s Insurance Company (“TLIC”)	Texas
•	AmTrust International Insurance Ltd. (“AII”)	Bermuda
•	AmTrust International Underwriters Limited (“AIU”)	Ireland
•	IGI Insurance Company, Ltd. (“IGI”)	England

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our small commercial business and specialty middle market segments has not been significant. We believe that this is because we serve many small commercial businesses in different geographic locations. In addition, seasonality may have been muted by our acquisition activity.

(dollars in millions unless noted otherwise)

We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our net income, return on average equity, and our loss, expense and combined ratios. The following provides further explanation of the key measures that we use to evaluate our results:

Gross Premium Written. Gross premium written represents estimated premiums from each insurance policy that we write, including as part of an assigned risk pool, during a reporting period based on the effective date of the individual policy. Certain policies that are underwritten by the Company are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

Net Premium Written. Net premium written are gross premiums written less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Premium Earned. Net premium earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our commercial lines insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2007 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2007 and the other half in 2008. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 31 months, but range in duration from one month to 84 months.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 26.0% and 23.1% for the three months ended June 30, 2008 and 2007, respectively and 24.2% and 23.8% for the six months ended June 30, 2008 and 2007, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 81.7% and 90.0% for the three months ended June 30, 2008 and 2007, respectively. The decline in the combined ratio period over period resulted primarily from ceding commission income from the Maiden Reinsurance Agreement that the Company entered into the third quarter of 2007. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

(dollars in millions unless noted otherwise)

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

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$301,062	$210,020	$535,818	$399,693

Net premium written	$132,057	$163,522	$249,499	$324,141
Change in unearned premium	(16,112)	(33,102)	(36,141)	(75,029)
Net earned premium	115,945	130,420	213,358	249,112
Ceding commission – related party	35,222	—	55,406	—
Commission and fee income	8,375	4,292	14,662	8,782
Net investment income	14,190	13,019	27,721	24,410
Net realized gains on investments	(2,135)	4,962	(7,355)	11,022
Other investment income on managed assets	—	2,191	(2,900)	1,901
Total revenue	171,597	154,884	300,892	295,227

Loss and loss adjustment expense	74,134	84,999	129,299	159,556
Policy acquisition expenses	22,691	17,447	40,999	32,030
Salaries and benefits	17,602	9,921	29,646	18,933
Other insurance general and administrative expense	15,544	5,004	25,378	12,578
Other underwriting expenses	2,504	3,427	7,298	6,540
	132,475	120,798	232,620	229,637
Operating income from continuing operations	39,122	34,086	68,272	65,590

Other income (expense):
Foreign currency gain (loss)	(15)	629	144	119
Interest expense	(5,541)	(2,531)	(8,170)	(4,335)
Total other expense	(5,556)	(1,902)	(8,026)	(4,216)
Income from continuing operations before provision for income taxes and minority interest	33,566	32,184	60,246	61,374

Provision for income taxes	7,216	8,597	14,533	16,599
Minority interest in net loss of subsidiary	—	2,191	(2,900)	1,901
Net income	$26,350	$21,396	$48,613	$42,874

Key Measures:
Net loss ratio	63.9%	65.2%	60.6%	64.0%
Net expense ratio	17.8%	24.8%	19.0%	25.5%
Net combined ratio	81.7%	90.0%	79.6%	89.6%

(dollars in millions unless noted otherwise)

Consolidated Result of Operations for the Three Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $91.1 million or 43.3% from $210.0 million to $301.1 million for the three months ended June 30, 2007 and 2008, respectively. The increase of $91.1 million was attributable to a $33.8 million increase in our small commercial business, a $58.0 million increase in our specialty risk and extended warranty business and a $0.7 million decrease in our specialty middle-market property and casualty business. The increase in specialty risk and extended warranty business resulted primarily from the underwriting of new coverage plans in the United States as well as the acquisition of IGI in the second quarter of 2007, which contributed approximately $12.4 million of additional gross premium written in the second quarter of 2008 compared to 2007. The increase in the small commercial business gross premium written resulted, primarily, from $38.2 million of gross premium written related to the acquisition of AIIC and UBI offset by declines attributable to mandated rate reduction in New York and Florida.

Net Premium Written. Net premium written decreased $31.4 million or 19.2% from $163.5 million to $132.1 million for the three months ended June 30, 2007 and 2008, respectively. The decrease of $31.4 million resulted from the cession of $105.1 million of net premium to Maiden Insurance during the second quarter of 2008 under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $73.7 million in the second quarter of 2008 compared to the second quarter of 2007. The increase before cessions by segment was: small commercial business - $19.8 million; specialty risk and extended warranty - $46.8 million; and specialty middle market property and casualty - $7.2 million.

Net Premium Earned. Net premium earned decreased $14.5 million or 11.1% from $130.4 million to $115.9 million for the three months ended June 30, 2007 and 2008. The decrease of $14.5 million resulted from the cession of earned premium to Maiden Insurance during the second quarter of 2008 under the terms of the Reinsurance Agreement. Before cessions to Maiden Insurance, net premium earned increased $52.4 million in the second quarter of 2008 compared to the second quarter of 2007. The increase by segment before cessions was: small commercial business - $3.3 million; specialty risk and extended warranty - $31.2 million; and specialty middle market property and casualty - $18.0 million.

Commission and Fee Income. Commission and fee income increased $4.1 million or 95.3% from $4.3 million to $8.4 million for the three months ended June 30, 2007 and 2008, respectively. The increase resulted from the Reinsurance Agreement and asset management agreement which the Company and Maiden entered during the third quarter of 2007 whereby the Company earned reinsurance brokerage fees and management fees as well as the Company earned fees as a servicing carrier for workers’ compensation assigned risk plans in three additional states.

Net Investment Income. Net investment income increased $1.2 million or 9.0% from $13.0 million to $14.2 million for the three months ended June 30, 2007 and 2008, respectively. The increase resulted primarily from increased invested assets over the two periods. Average invested assets (excluding equity securities) was approximately $1.4 billion for the three months ended June 30, 2008 compared to approximately $0.9 billion for the three months ended June 30, 2007, an increase of $0.5 billion. The increase was offset by overall lower yields on the Company’s fixed maturities.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2008 were $2.1 million, compared to net realized gains of $5.0 million for the same period in 2007. The decrease related to the timing of certain sales of underperforming investments of the Company’s equity portfolio and the non-cash write-down of three equity securities of $7.2 million that were determined to be other than temporarily impaired during the second quarter of 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $10.9 million or 12.8% from $85.0 million for the three months ended June 30, 2007 to $74.1 million for the three months ended June 30, 2008. The Company’s loss ratio for the three months ended June 30, 2008 decreased to 63.9% from 65.2% for the three months ended June 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop more favorably than projected, on the Company’s actuarially projected ultimate losses.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $11.8 million or 36.4% from $32.4 million for the three months ended June 30, 2007 to $20.6 million for the three months ended June 30, 2008. The expense ratio for the same periods decreased from 24.8% to 17.8%, respectively. The decrease in expense ratio resulted primarily from ceding commission of $35.2 million earned through the Maiden Reinsurance Agreement during the period.

(dollars in millions unless noted otherwise)

Operating Income from Continuing Operations. Income from continuing operations increased $5.0 million or 14.7% from $34.1 million to $39.1 million for the three months ended June 30, 2007 and 2008, respectively. The increase in income from continuing operations from 2007 to 2008 resulted primarily from earned ceding commission, higher commission and fee income and improvements in loss ratios offset by lower net earned premiums.

Interest Expense. Interest expense for the three months ended June 30, 2008 was $5.5 million, compared to $2.5 million for the same period in 2007. The increase was attributable primarily to interest expense on collateral loans with Maiden as part of the Reinsurance Agreement entered into the third quarter of 2007.

    Income Tax Expense. Income tax expense for three months ended June 30, 2008 was $7.2 million which resulted in an effective tax rate of 21.5%. Income tax expense for three months ended June 30, 2007 was $8.6 million which resulted in an effective tax rate of 28.7%. The decrease in our effective rate was due primarily to federal tax-exempt investment income earned during the period ending June 30, 2008 as well as a higher percentage of revenue earned in geographic locations from foreigh operations.

Consolidated Result of Operations for the Six Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $136.1 million or 34.1% from $399.7 million for the six months ended June 30, 2007 to $535.8 million for the six months ended June 30, 2008. The increase was attributable to a $33.2 million increase in our small commercial business segment, a $97.8 million increase in our specialty risk and extended warranty business and a $5.1 million increase in our specialty middle-market property and casualty business. The increase in the small commercial business segment resulted primarily from the acquisition of AIIC and UBI offset by declines attributable to mandated rate reduction in New York and Florida. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed an incremental $29.4 million of premium year over year. The increase in the specialty middle-market gross premiums written resulted from, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written. Net premium written decreased $74.6 million or 23.0% from $324.1 million to $249.5 million for the six months ended June 30, 2007 and 2008, respectively. The decrease of $74.6 million was net of $188.1 million of net premium written ceded to Maiden Insurance during the first half of 2008 under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $113.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase before cessions by segment was: small commercial business - $18.2 million; specialty risk and extended warranty - $79.0 million; and specialty middle market property and casualty - $16.3 million.

    Net Premium Earned. Net premium earned decreased $35.7 million or 14.4% from $249.1 million for the six months ended June 30, 2007 to $213.4 million for the six months ended June 30, 2008. The decrease of $35.7 million was net of earned premium ceded to Maiden Insurance during the first half of 2008 under the terms of the Reinsurance Agreement. Before cessions to Maiden Insurance, net premium increased $94.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2008. The increase by segment before cessions was: small commercial business - $12.7 million; specialty risk and extended warranty - $57.7 million; and specialty middle market property and casualty - $24.5 million.

  Commission and Fee Income. Commission and fee income increased $5.9 million or 67% from $8.8 million to $14.7 million for the six months ended June 30, 2007 and 2008, respectively. The increase resulted from the Reinsurance Agreement and asset management agreement with Maiden Insurance which the Company entered into during the third quarter of 2007 whereby the Company earned reinsurance brokerage fees and administration fees as well as, the Company earned fees as a servicing carrier for workers’ compensation assigned risk plans in three additional states.

  Net Investment Income. Net investment income increased $3.3 million or 13.6% from $24.4 million to $27.7 million for the six months ended June 30, 2007 and 2008, respectively. The increase resulted from an increase of average invested assets. Average invested assets (excluding equity securities) were approximately $1.4 billion for the six months ended June 30, 2008 compared to approximately $0.8 billion for the six months ended June 30, 2007, an increase of $0.6 billion or 75%. Additionally, yields on the Company’s fixed maturities declined on a overall basis.

    Net Realized Gains on Investments. Net realized losses on investments for the six months ended June 30, 2008 were $7.4 million, compared to net realized gains of $11.0 million for the same period in 2007. The decrease relates to the Company’s write-down of $8.0 million of investments during 2008 and the deterioration of the equity markets in 2008.

(dollars in millions unless noted otherwise)

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $30.3 million or 19.0% from $159.6 million for the six months ended June 30, 2007 to $129.3 million for the six months ended June 30, 2008. The Company’s loss ratio for the six months ended June 30, 2008 decreased to 60.6% from 64.0% for the six months ended June 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience on the Company’s actuarially projected ultimate losses which has continued to develop more favorably than projected loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $22.9 million or 36.1% from $63.5 million for the six months ended June 30, 2007 to $40.6 million for the six months ended June 30, 2008. The expense ratio for the same periods decreased from 25.5% to 19.0%, respectively. The decrease in expense ratio resulted primarily from ceding commissions of $55.4 million earned through the Maiden Reinsurance Agreement, which the Company entered during the third quarter of 2007.

Operating Income from Continuing Operations. Income from continuing operations increased to $68.3 million for the six months ended June 30, 2008, from $65.6 million for the six months ended June 30, 2007, an increase of $2.7 million or 4.1%. This increase is attributable to growth in gross premium written combined with improvements in both the loss ratio and expense ratio.

Interest Expense. Interest expense for the six months ended June 30, 2008 was $8.2 million, compared to $4.3 million for the same period in 2007. The increase was attributable primarily to interest expense on collateral loans made by Maiden Insurance pursuant to the Reinsurance Agreement as well as a full six months of interest expense on $40 million of trust preferred securities issued in March 2007.

Income Tax Expense. Income tax expense for six months ended June 30, 2008 was $14.5 million resulting in an effective tax rate of 23.0%. Income tax expense for six months ended June 30, 2007 was $16.6 million which resulting in an effective tax rate of 27.9%. The decrease in our effective rate was due primarily to federal tax-exempt investment income earned during the period ending June 30, 2008 as well as a higher percentage of revenue earned in geographic locations from foreign operations.

Small Commercial Business Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$112,096	$78,306	$201,357	$168,102

Net premium written	40,414	67,462	91,746	152,926
Change in unearned premium	2,218	(1,551)	(2,809)	(21,806)
Net premium earned	42,632	65,911	88,937	131,120

Ceding commission revenue	18,268	—	30,177	—

Loss and loss adjustment expense	24,772	41,557	49,339	80,381
Policy acquisition expenses	10,854	9,444	21,348	18,684
Salaries and benefits	9,214	5,384	16,629	10,233
Other insurance general and administrative expense	6,104	2,637	10,856	6,908
	50,944	59,022	98,172	116,206
Net premiums earned less expenses included in combined ratio (Underwriting income)	$9,956	$6,889	$20,942	$14,914

Key Measures:
Net loss ratio	58.1%	63.0%	55.5%	61.3%
Net expense ratio	18.5%	26.5%	21.0%	27.3%
Net combined ratio	76.6%	89.5%	76.5%	88.6%

(dollars in millions unless noted otherwise)

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $33.8 million or 43.2% from $78.3 million for the three months ended June 30, 2007 to $112.1 million for the three months ended June 30, 2008. Gross premium written increased primarily as a result of the acquisitions of AIIC in the third quarter of 2007 and UBI in the second quarter of 2008 totaling $38.2 million, offset by mandated rate reductions in the states of New York and Florida.

Net Premium Written. Net premium written decreased $27.1 million or 40.1% from $67.5 million to $40.4 million for the three months ended June 30, 2007 and 2008, respectively. The decrease of $27.1 million resulted from the cession of $46.7 million of net premium written to Maiden Insurance during the second quarter of 2008 under the Reinsurance Agreement, which the Company entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $19.6 million in the second quarter of 2008 compared to the second quarter of 2007. The increase of $19.6 million resulted primarily from a gross premium written increase of $33.8 million period over period partially offset by mandated rate reductions in the state of New York and Florida.

Net Premium Earned. Net premium earned decreased $23.3 million or 35.3% from $65.9 million for the three months ended June 30, 2007 to $42.6 million for the three months ended June 30, 2008. The decrease of $23.3 million resulted from the cession of net premium earned of $26.5 million to Maiden Insurance during the second quarter of 2008. Before cessions to Maiden Insurance, net premium earned increased $3.2 million in the second quarter of 2008 compared to the second quarter of 2007. This increase was a result of the gross premium written in the preceding twelve months being greater than the twelve months ended June 30, 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $16.8 million or 40.4% from $41.6 million for the three months ended June 30, 2007 to $24.8 million for the three months ended June 30, 2008. The Company’s loss ratio for the segment for the three months ended June 30, 2008 decreased to 58.1% from 63.0% for the three months ended June 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop more favorably than projected, on the Company’s actuarially projected ultimate losses.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $9.6 million or 54.7% from $17.5 million for the three months ended June 30, 2007 to $7.9 million for the three months ended June 30, 2008. The expense ratio decreased from 26.5% for the three months ended June 30, 2007 to 18.5% for the three months ended June 30, 2008. The decrease in expense ratio resulted primarily from ceding commissions of $18.3 million earned through the Maiden Reinsurance Agreement, which the Company entered into during the third quarter of 2007 offset by increased salary expense and other general and administrative expense of $3.8 million and $3.5 million, respectively.

 Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $3.1 million or 44.5% from $6.9 million for the three months ended June 30, 2007 to $10.0 million for the three months ended June 30, 2008. This increase is attributable to improvements in both the loss ratio and expense ratio as well as the ceding commission from Maiden Insurance during the second quarter of 2008.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $33.3 million or 19.8% from $168.1 million for the six months ended June 30, 2007 to $201.4 million for the six months ended June 30, 2008. Gross premium written increased $33.3 million primarily as a result of the acquisitions of AIIC in the third quarter of 2007 and UBI in the second quarter of 2008.

Net Premium Written. Net premium written decreased $61.2 million or 40.0% from $152.9 million to $91.7 million for the six months ended June 30, 2007 and 2008, respectively. The decrease of $61.2 million resulted from the cession of $79.2 million of net premium written to Maiden Insurance during the first half of 2008 pursuant to the Reinsurance Agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $18.0 million in the first half of 2008 compared to the first half of 2007. The increase of $18.0 million resulted primarily from a gross premium written increase of $33.3 million period over period.

Net Premium Earned. Net premium earned decreased $42.2 million or 32.2% from $131.1 million for the six months ended June 30, 2007 to $88.9 million for the six months ended June 30, 2008. The decrease of $42.2 million resulted from the cession of net premium earned of $54.9 million to Maiden Insurance during the first half of 2008. Before cessions to Maiden Insurance, net premium earned increased $12.7 million in the first six months of 2008 compared to the first six months of 2007. This increase was a result of the gross premium written in the preceding twelve months being greater than the twelve months ended June 30, 2007.

(dollars in millions unless noted otherwise)

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $31.1 million or 38.6% from $80.4 million for the six months ended June 30, 2007 to $49.3 million for the six months ended June 30, 2008. The Company’s loss ratio for the segment for the six months ended June 30, 2008 decreased to 55.5% from 61.3% for the six months ended June 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop favorably from the Company’s actuarially projected ultimate losses.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $17.1 million or 47.9% from $35.8 million for the six months ended June 30, 2007 to $18.7 million for the six months ended June 30, 2008. The expense ratio decreased from 27.3% for the three months ended June 30, 2007 to 21.0% for the three months ended June 30, 2008. The decrease in expense ratio resulted primarily from ceding commissions of $30.2 million earned through the Maiden Reinsurance Agreement during the third quarter of 2007 offset by increased salary expense and other general and administrative expense of $6.4 million and $3.9 million, respectively, which resulted from acquisitions.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $6.0 or 40.4% from $14.9 million for the six months ended June 30, 2007 to $20.9 million for the six months ended June 30, 2008. This increase is attributable to strong growth in revenue combined with improvements in the expense ratio.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$127,308	$69,329	$215,077	$117,271

Net premium written	61,994	52,491	100,079	90,802
Change in unearned premium	(18,908)	(19,164)	(27,397)	(32,775)
Net premium earned	43,086	33,327	72,682	58,027

Ceding commission revenue	8,051	—	11,482	—

Loss and loss adjustment expense	29,876	24,102	47,790	42,012
Policy acquisition expenses	2,021	2,394	3,023	2,394
Salaries and benefits	4,178	1,855	6,825	4,086
Other insurance general and administrative expense	6,915	605	10,051	1,980
	42,990	28,956	67,689	50,472
Net premiums earned less expenses included in combined ratio (Underwriting income)	$8,147	$4,371	$16,475	$7,555

Key Measures:
Net loss ratio	69.3%	72.3%	65.8%	72.4%
Net expense ratio	11.8%	14.6%	11.6%	14.6%
Net combined ratio	81.1%	86.9%	77.4%	87.0%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $58.0 million or 83.6% from $69.3 million for the three months ended June 30, 2007 to $127.3 million for the three months ended June 30, 2007. The increase in premium resulted, primarily, from the underwriting of new coverage plans and the acquisition of IGI in the second quarter of 2007, which contributed $12.4 million of additional premiums.

(dollars in millions unless noted otherwise)

Net Premium Written. Net premium written increased $9.5 million or 18.1% from $52.5 million to $62.0 million for the three months ended June 30, 2007 and 2008, respectively. The increase of $9.5 million was net of the cession of $37.2 million of net premium written to Maiden Insurance during the second quarter of 2008 pursuant to the Reinsurance Agreement, which the Company entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $46.7 million in the second quarter of 2008 compared to the second quarter of 2007. The increase of $46.7 million resulted from an increase in gross premium written in 2008.

Net Premium Earned. Net premiums earned increased $9.8 million or 29.3% from $33.3 million for the three months ended June 30, 2007 to $43.1 million for the three months ended June 30, 2008. The increase of $9.8 million was net of the cession of earned premium of $21.4 million to Maiden Insurance during the second quarter of 2008. Before cessions to Maiden Insurance, earned premium increased $31.2 million in the second quarter of 2008 compared to the second quarter of 2007. The increase was a result of an increase in gross premium written in the twelve months June 30, 2008 compared to the twelve months June 30, 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $5.8 million or 24.0% from $24.1 million for the three months ended June 30, 2007 to $29.9 million for the three months ended June 30, 2008. Despite the increase, the loss ratio for the segment for the three months ended June 30, 2007 decreased to 69.3% from 72.3% for the three months ended June 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience on the Company’s actuarially projected ultimate losses which has continued to develop more favorably than projected loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission increased $0.2 million or 4.3% from $4.9 million for the three months ended June 30, 2007 to $5.1 million for the three months ended June 30, 2008. The expense ratio decreased from 14.6% for the three months ended June 30, 2007 to 11.8% for the three months ended June 30, 2008. The decrease in expense ratio resulted primarily from ceding commissions of $8.1 million earned in 2008 from the Maiden Reinsurance Agreement entered during the third quarter of 2007, offset by increases in general and administrative expense of $6.3 million due to acquisitions.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $3.7 million from $4.4 million for the three months ended June 30, 2007 to $8.1 million for the three months ended June 30, 2008. This increase is attributable to growth in revenue and an improvement in both the loss ratio and expense ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $97.8 million or 83.4% from $117.3 million for the six months ended June 30, 2007 to $215.1 million for the six months ended June 30, 2008. The increase in premium resulted, primarily, from the underwriting of new coverage plans as well as the acquisition of IGI in the second quarter of 2007, which contributed an additional $29.4 million of premiums in 2008.

Net Premium Written. Net premium written increased $9.3 million or 10.2% from $90.8 million to $100.1 million for the six months ended June 30, 2007 and 2008, respectively. The increase of $9.3 million was net of the cession of $69.7 million of premium written to Maiden Insurance during the first half of 2008 pursuant to the Reinsurance Agreement, which the Company entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $79.0 million in the first half of 2008 compared to the first half of 2007. The increase of $79.0 million resulted from an increase in gross premium written in 2008.

Net Premiums Earned. Net premium earned increased $14.7 million or 25.3% from $58.0 million for the six months ended June 30, 2007 to $72.7 million for the six months ended June 30, 2008. The increase of $14.7 million was net of the cession of net premium earned of $43.0 million to Maiden Insurance during the first half of 2008. Before cessions to Maiden Insurance, net premium earned increased $57.7 million in the first half of 2008 compared to the first half of 2007. The increase was a result of an increase in gross premium written in the twelve months June 30, 2008 compared to the twelve months June 30, 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $5.8 million or 13.8% from $42.0 million for the six months ended June 30, 2007 to $47.8 million for the six months ended June 30, 2008. The loss ratio for the segment for the six months ended June 30, 2007 decreased to 65.8% from 74.2% for the six months ended June 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience which has continued to develop more favorably on the Company’s actuarially projected ultimate losses.

(dollars in millions unless noted otherwise)

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $0.1 million or 0.5% from $8.5 million for the six months ended June 30, 2007 to $8.4 million for the six months ended June 30, 2008. The expense ratio decreased from 14.6% for the six months ended June 30, 2007 to 11.6% for the six months ended June 30, 2008. The decrease in expense ratio resulted primarily from ceding commissions of $11.5 million earned through the Maiden Reinsurance Agreement during the third quarter of 2007 offset by increases in general and administrative expense of $8.1 million in the six months ended June 30, 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $9.0 million from $7.5 million for the six months ended June 30, 2007 to $16.5 million for the six months ended June 30, 2008. This increase is attributable to growth in revenue and an improvement in the loss ratio and expense ratio.

Specialty Middle Market Property and Casualty Segment Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$61,658	$62,385	$119,384	$114,320

Net premium written	29,649	43,570	57,674	80,413
Change in unearned premium	578	(12,388)	(5,935)	(20,448)
Net premiums earned	30,227	31,182	51,739	59,965

Ceding commission revenue	8,903	—	13,747	—

Loss and loss adjustment expense	19,486	19,340	32,170	37,163
Policy acquisition expenses	9,816	5,609	16,628	10,952
Salaries and benefits	4,210	2,682	6,192	4,614
Other insurance general and administrative expense	2,525	1,762	4,471	3,690
	36,037	29,393	59,461	56,419
Net premiums earned less expenses included in combined ratio (Underwriting income)	$3,093	$1,789	$6,025	$3,546

Key Measures:
Net loss ratio	64.5%	62.0%	62.2%	62.0%
Net expense ratio	25.3%	32.2%	26.2%	32.1%
Net combined ratio	89.8%	94.3%	88.4%	94.1%

Specialty Middle Market Segment Result of Operations for the Three Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written decreased $0.7 million or 1.2% from $62.4 million for the three months ended June 30, 2007 to $61.7 million for the three months ended June 30, 2008. Gross premium written was flat period over period.

Net Premium Written. Net premium written decreased $14.0 million or 32.0% from $43.6 million for the three months ended June 30, 2007 to $29.6 million for the three months ended June 30, 2008. The decrease of $14.0 million resulted from the cession of $21.2 million of net premium written to Maiden Insurance during the second quarter of 2008 pursuant to the Reinsurance Agreement, which the Company entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $7.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase of $7.2 million resulted primarily from the gross premium written being consistent period over period.

Net Premium Earned. Net premium earned decreased $1.0 million or 3.1% from $31.2 million for the three months ended June 30, 2007 to $30.2 million for the three months ended June 30, 2008. The decrease of $1.0 million resulted from the cession of net premium earned of $19.0 million to Maiden Insurance during the first quarter of 2008. Before cessions to Maiden Insurance, net premium earned increased $18.0 million in the second quarter of 2008 compared to the second quarter of 2007. The increase was a result of an increase in gross premium written in the twelve months preceding June 30, 2008 compared to the twelve months preceding June 30, 2007.

(dollars in millions unless noted otherwise)

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $0.1 million or 0.8% from $19.3 million for the three months ended June 30, 2007 compared to $19.4 million for the three months ended June 30, 2008. The loss ratio for the segment increased for the three months ended June 30, 2008 to 64.5% from 62.0% for the three months ended June 30, 2008. The increase of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience on the Company’s actuarially projected ultimate losses which developed unfavorably with the projected loss experience.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $2.4 million or 23.9% from $10.1 million for the three months ended June 30, 2007 to $7.6 million for the three months ended June 30, 2008. The expense ratio decreased from 32.2% for the three months ended June 30, 2007 to 25.3% for the three months ended June 30, 2008. The decrease in expense ratio resulted primarily from ceding commission of $8.9 million earned through the Maiden Reinsurance Agreement during the second quarter of 2008 offset by increased policy acquisition expense of $4.2 million.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $3.1 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively. The increase of $1.3 million resulted from improvements in the expense ratio.

Specialty Middle Market Segment Result of Operations for the Six Months Ended June 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $5.1 million or 4.4% from $114.3 million for the six months ended June 30, 2007 to $119.4 million for the six months ended June 30, 2008. The increase was related to growth in existing program and the underwriting of new programs.

Net Premium Written. Net premium written decreased $22.7 million or 28.3% from $80.4 million for the six months ended June 30, 2007 to $57.7 million for the six months ended June 30, 2008. The decrease of $22.7 million resulted from the cession of $39.2 million of net premium written to Maiden Insurance during the first quarter of 2008 pursuant to the Reinsurance Agreement, which the Company entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $16.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase of $16.5 million was reflective of the increase in gross premium written offset by a reduction in fronted gross premium written.

Net Premiums Earned. Net premium earned decreased $8.3 million or 13.7% from $60.0 million for the six months ended June 30, 2007 to $51.7 million for the three months ended June 30, 2008. The decrease of $8.2 million resulted from the cession of $32.8 million of earned premium to Maiden Insurance during the first half of 2008. Before cessions to Maiden Insurance, earned premium increased $24.6 million in the first half of 2008 compared to the first half of 2007. The increase was a result of an increase in gross premium written in the twelve months preceding June 30, 2008 compared to the preceding twelve months June 30, 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $5.0 million or 13.4% from $37.2 million for the six months ended June 30, 2007 compared to $32.2 million for the three months ended June 30, 2008. The loss ratio for the segment increased for the six months ended June 30, 2008 to 62.2% from 62.0% for the six months ended June 30, 2008. The Company’s actuarially projected ultimate losses remained consistent period over period.

Policy Acquisition Expense, Salaries and Benefits Expense and Other Insurance General and Administrative Expense less Ceding Commission. Policy acquisition expense, salaries and benefits expense and other insurance general and administrative expense less ceding commission decreased $5.7 million or 29.7% from $19.3 million for the six months ended June 30, 2007 to $13.5 million for the six months ended June 30, 2008. The expense ratio decreased from 32.1% for the six months ended June 30, 2007 to 26.2% for the six months ended June 30, 2008. The decrease in expense ratio resulted primarily from ceding commission of $13.7 million earned through the Maiden Reinsurance Agreement during the first half of 2008 offset by increased policy acquisition expense of $5.7 million.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $2.5 million or 69.9% from $3.5 million to $6.0 million for the six months ended June 30, 2007 and 2008, respectively. This increase is attributable to growth in revenue and improvements in the expense ratio.

(dollars in millions unless noted otherwise)

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $119 million and $86 million in the six months ended June 30, 2008 and 2007, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of these exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
($ amounts in thousands)	2008	2007
Cash and cash equivalents provided by (used in):
Operating activities	$90,132	$114,051
Investing activities	(270,702)	(166,871)
Financing activities	221,364	122,857

Net cash provided by operating activities was positive for the six months ended June 30, 2008 but lower than net cash provided by operating activities in the six months ended June 30, 2008, primarily because of the increase in claims paid during the six months ended June 30, 2008.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the six months ended June 30, 2008, the Company’s net purchases of fixed income securities totaled approximately $238 million, net purchases of equity securities totaled $14 million and net sales of other investments totaled $13 million. For the six months ended June 30, 2007, the Company’s net purchases of fixed income securities totaled approximately $112 million, net purchases of equity securities totaled approximately $13 million and net purchases of other investments totaled approximately $10 million. During 2007, the Company had acquisition costs of approximately $12.5 million and additionally the Company provided approximately $18 million related to a secured note (see Note 11 “Other Investments”) in connection with the Warrantech transaction.

 Cash provided by financing activities for the six months ended June 30, 2008 consisted of $40 million from entering into a term loan, $186 million received from entering into repurchase agreements offset by dividend payments of $4.8 million. Cash provided by financing activities for the six months ended June 30, 2007 consisted primarily of cash proceeds of $86 million from entering into a reverse purchase agreement, $40 million generated by the issuance of additional junior subordinated debt in connection with the issuance of trust preferred securities offset by dividend payments of $2.4 million.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments beginning on September 3, 2008 of $3.3 million and ending on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” and had a margin rate of 185 basis points. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain debt to equity ratio of 0.35 to 1 or less. The Company incurred financing fees of $0.1 million related to the agreement.

(dollars in millions unless noted otherwise)

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company entered into a promissory note with Unitrin in the amount of $30 million. The note bears no interest rate and requires four annual principal payments of $7.5 million beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3.2 million based on current interest rates available to the Company. Accordingly, the note’s carrying balance was adjusted to $26.8 million. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company.

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 3, 2008 with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line will be used for collateral for letters of credit. The agreement matures on June 30, 2009.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points.  As of June 30, 2008 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at June 30, 2008 for $22.4 million that reduced the availability on the line of credit to $2.6 million as of June 30, 2008.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short-term or fixed-income securities. As of June 30, 2008, there were $347.3 million principal amount outstanding at interest rates between 2.2% and 2.5%. Interest expense associated with these repurchase agreements for the three months ended June 30, 2008 was $2.2 million of which $4.0 million was accrued as of June 30, 2008. The Company has approximately $350.0 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Reinsurance Agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing   security for its proportionate share of the obligations as contemplated by the Reinsurance Agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167.7 million as of June 30, 2008.

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

(dollars in millions unless noted otherwise)

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements. The agreements cover losses in excess of $0.5 million through December 31, 2004, $600 effective January 1, 2005 and $1.0 million effective July 1, 2006, per occurrence up to a maximum $130 million ($80 million prior to 2004) in losses per occurrence. Beginning with policies effective January 1, 2006, the Company retains the first $1.0 million per occurrence. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses.

In addition to the coverage that the Company purchases for its workers compensation line of business the Company also purchases property per risk excess of loss coverage that has a limit of $13 million in excess of a retention $2 million; property catastrophe coverage with a limit of $61 million in excess of a retention of $4 million and a casualty excess of loss coverage with a limit of $12 million in excess of a retention of $2 million. The casualty excess of loss reinsurance treaty also provides $20 million in excess of $12 million in clash coverage.

During 2007, TIC acted as servicing carrier on behalf of both the Georgia and Virginia Workers’ Compensation Assigned Risk Plans. In 2006, TIC was only a servicing carrier for the Georgia Assigned Risk Plan. In its role as a serving carrier TIC issues and services certain workers compensation policies to Georgia and Virginia insureds. Those policies are subject to a 100% quota-share reinsurance agreement provided by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”). In 2008, the Company began acting as a servicing carrier for the workers’ compensation assigned risk plans in Indiana, Illinois and Arkansas.

As part of the agreement to purchase Wesco Insurance Company from Household Insurance Group Holding Company (“Household”), the Company agreed to write certain business on behalf Household for a three year period. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household.

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums for the lines of business written by AmTrust on the effective date. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than six months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition from TUIC, a subsidiary of Unitrin, Inc., of its Unitrin Business Insurance unit (“UBI”). AII is ceding 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto assumed by the Company as a result of this acquisition and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after June 1, 2008. The $2 million maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.  AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business subject to the amendment.

Effective January 1, 2008, Maiden became a participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provides coverage in the amount of $9 million per occurrence in excess of $1 million,  subject to an annual aggregate deductible of $1.25 million.  Maiden, which is one of two participating reinsurers in the layer, has a 45% participation.  Maiden participates in the first layer of the excess of loss program on the same market terms and conditions as the other participant.

(dollars in millions unless noted otherwise)

As part of the acquisition of AIIC, the Company acquired reinsurance recoverables as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999 the American Home reinsurance covered losses in excess of $0.25 million per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $0.15 million in excess of $0.1 million. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $0.1 million per occurrence. Effective January 1, 2002 American Home increased its attachment to $0.25 million per occurrence. The XOL treaty that had an attachment of $0.25 million was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $0.25 million per occurrence.

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

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 15% to 50% of each covered risk, but Munich Re shall not reinsure more than £0.5 million for each ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £0.5 million. For the majority of the business ceded under this reinsurance arrangement, we cede 15% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

In October 2006, the Company entered into a quota-share reinsurance agreement with 5 syndicate members of Lloyd’s of London who collectively reinsure 70% of a particular specialty risk and extended warranty program.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $270.8 million, or 21.5% to $1,532.4 million at June 30, 2008 from $1,261.6 million as of December 31, 2007 (excluding $15.4 million and $28.1 million of other investments, respectively). As of June 30, 2008, 90% of our fixed maturities are classified as available for sale, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Additionally, our fixed maturities classified as held to maturity are not impacted by changing interest rates. Our fixed maturity securities, gross, as of this date had a fair value of $1,025.5 million and an amortized cost of $1,065.0 million. Our equity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities, gross, carried at fair value were $57.6 million with a cost of $101.1 million as of June 30, 2008. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing rates.  Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	June 30, 2008		December 31, 2007
($ amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$191,086	12.5%	$145,337	11.5%
Time and short-term deposits	258,322	16.9	148,541	11.8
U.S. treasury securities	21,830	1.4	19,074	1.5
U.S. government agencies	76,034	5.0	144,173	11.4
U.S. agency - collateralized mortgage obligations	324,374	21.2	239,200	19.0
U.S. agency – mortgage backed securities	165,442	10.8	91,663	7.3
Other mortgage backed securities	4,227	0.3	4,153	0.3
Municipal bonds	28,348	1.8	10,428	0.8
Asset backed securities	6,328	0.4	10,226	0.8
Corporate bonds	398,849	26.0	369,733	29.3
Common stock	52,345	3.4	78,533	6.3
Preferred stock	5,218	0.3	504	—
	$1,532,403	100.0%	$1,261,565	100.0%

As of June 30, 2008, the weighted average duration of our fixed income securities was 5.7 years.

(dollars in millions unless noted otherwise)

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

During the six months ended June 30, 2008, based on the criteria above, we determined that four equity securities were other-than-temporarily-impaired and accordingly wrote them down resulting in a $7.9 million realized loss.

In addition to write-downs of $8.0 million the Company took for the impaired marketable securities during the six months ended June 30, 2008, at June 30, 2008, the Company had $43.9 million of gross unrealized losses related to marketable equity securities. The Company’s investment in marketable equity securities consist of investments in common stock across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common stocks, 38 equity securities comprised $42 million, or 96% of the unrealized loss. The stocks consisted of 17 securities in the consumer products sector and represent approximately 37% of the total fair value and 48% of the Company’s unrealized loss, four securities in the financial sector and represent approximately 8% of the total fair value and 11% of the Company’s total unrealized losses and 12 common stocks in the health care, industrial and technology sectors which have fair values of approximately 18%, 8% and 7%, respectively, and approximately 13%, 15% and 6%, respectively, of the Company’s unrealized losses. Additionally, the Company owns 5 stocks in other sectors which accounts for 3% of the Company’s unrealized losses. The duration of these impairments range from one to 22 months. The remaining securities in a loss position are not considered individually significant and accounted for 4% of the Company’s unrealized losses.

Corporate bonds represent 43.3% of the fair value of our fixed maturities and 93.0% of the total unrealized losses of our fixed maturities. The Company owns 202 corporate bonds in the industrial, bank & financial and other sectors, which have a fair value of approximately 11.5%, 31.1% and 0.6%, respectively, and 20.9%, 70.4% and 0.6% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations.  Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are liquidity risk, credit risk, interest rate risk, foreign currency risk and equity price risk.

Liquidity Risk. Liquidity risk represents the potential inability of the Company to meet all payment obligations when they become due. The Company maintains sufficient cash and marketable securities to fund claim payments and operations. We purchase reinsurance coverage to mitigate the risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.

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

(dollars in millions unless noted otherwise)

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

Interest Rate Risk. We had fixed maturity securities (excluding $258.3 million of time and short-term deposits) with a fair value of $1,025.5 million and a carrying value of $1,025.4 million as of June 30, 2008 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of June 30, 2008.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ amounts in thousands)
200 basis point increase	$947,491	$(77,974)	$—	$(77,974)	(18.8)%
100 basis point increase	984,905	(40,560)	—	(40,560)	(9.8)
No change	1,025,465	—	1,025,432	—	—
100 basis point decrease	1,069,324	43,859	—	43,859	10.6
200 basis point decrease	1,112,943	87,478	—	87,478	21.1

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $358.2 million of debt instruments of which $150.6 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $2.1 million after tax realized currency loss based on our outstanding foreign denominated reserves of $65.3 million at June 30, 2008.

(dollars in millions unless noted otherwise)

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2008, the equity securities in our investment portfolio had a fair value of $57.6 million, representing approximately four percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2008. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.
Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ amounts in thousands)
5% increase	$60,441	$2,878		$2,878	0.7%
No change	57,563		$57,563
5% decrease	54,685	(2,878)		(2,878)	(0.7)%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 16, 2008, a derivative action against the Company’s directors, certain officers and Maiden Holdings, Ltd. and Maiden Insurance Company, Ltd. was filed in the Supreme Court of the State of New York, County of New York entitled “Erk Erginer, Derivatively on Behalf of Nominal Defendant AmTrust Financial Services, Inc., Plaintiff, v. Michael Karfunkel, George Karfunkel, Barry D. Zyskind, Donald T. DeCarlo, Abraham Gulkowitz, Isaac M. Neuberger, Jay J. Miller, Max G. Caviet, Ronald E. Pipoly, Jr., Maiden Holdings, Ltd., Maiden Insurance Company, Ltd., Defendants and AmTrust Financial Services, Inc., Nominal Defendant.”

This complaint alleges that the Company’s transactions with Maiden Holdings, Ltd and Maiden Insurance Company, Inc. (collectively, “Maiden”) unduly benefit Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of Maiden Holdings, Ltd., at the expense of the Company and that the Company’s directors breached their fiduciary duty to the Company by approving them.  The plaintiff further alleges claims for breach of their duty of loyalty to and employment agreements with the Company against Messrs. Zyskind, Caviet and Pipoly for accepting positions at Maiden. The complaint seeks damages from the individual defendants and Maiden and judgment declaring the Maiden transactions void.

The time within which the Company and individual defendants must answer the complaint has not yet expired and no responsive pleadings or motions have yet been filed.  However, the Company and each of the defendants believe the complaint is without merit and intend to vigorously defend the action.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the shareholders was held on May 23, 2008.

(b)
All of the Company's director nominees, Barry D. Zyskind, Michael Karfunkel, George Karfunkel, Donald T. DeCarlo, Abraham Gulkowitz, Isaac Neuberger and Jay J. Miller, were elected. There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.	Election of directors to serve until the 2009 Annual Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Director	Voted For	Withhold Authority
Barry D. Zyskind	55,886,325	1,970,100
Michael Karfunkel	46,964,353	10,892,072
George Karfunkel	55,802,170	2,054,255
Donald T. DeCarlo	56,661,317	1,195,108
Abraham Gulkowitz	56,656,519	1,199,906
Isaac Neuberger	56,656,419	1,200,006
Jay J. Miller	56,656,319	1,200,106

2.	Ratification of the appointment of BDO Seidman, LLP as Independent Auditor for the year ended December 31, 2008:

Voted For	Voted Against	Abstentions
57,783,853	45,322	27,250

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement for stock purchase and asset purchase agreement by and between Trinity Universal Insurance Company and AmTrust Financial Services, Inc.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2008.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2008.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

Date: August 11, 2008	/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer