Form 10-Q
period 2008-09-30
Amtrust Financial Services, Inc.
filed 2008-11-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of November 3, 2008, the Registrant had one class of Common Stock ($.01 par value), of which 60,031,064 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
  Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $53,432; $162,661)	$53,341	$161,901
Fixed maturities, available-for-sale, at market value (amortized cost $953,313; $745,132)	882,057	726,749
Equity securities, available-for-sale, at market value (cost $92,785; $106,956)	43,326	79,037
Short-term investments	230,926	148,541
Other investments	16,860	28,035
Total investments	1,226,510	1,144,263
Cash and cash equivalents	198,096	145,337
Assets under management	—	18,541
Accrued interest and dividends	8,279	9,811
Premiums receivable, net	430,330	257,756
Note receivable - related party	21,376	20,746
Reinsurance recoverable	399,773	225,941
Reinsurance recoverable - related party (Note 13)	187,629	55,973
Prepaid reinsurance premium	133,748	107,585
Prepaid reinsurance premium - related party (Note 13)	239,060	137,099
Prepaid expenses and other assets	30,538	26,131
Deferred policy acquisition costs	94,067	70,903
Deferred income taxes	65,213	36,502
Federal income tax receivable	8,348	—
Property and equipment, net	13,210	12,974
Goodwill	21,159	10,549
Intangible assets	80,992	42,683
	$3,158,328	$2,322,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,006,965	$775,392
Unearned premiums	733,756	527,758
Ceded reinsurance premiums payable	90,001	39,464
Ceded reinsurance premium payable - related party	108,475	38,792
Reinsurance payable on paid losses	—	4,266
Federal income tax payable	—	4,123
Funds held under reinsurance treaties	826	4,400
Securities sold but not yet purchased, at market	13,089	18,426
Securities sold under agreements to repurchase, at contract value	310,063	146,403
Accrued expenses and other current liabilities	150,511	113,800
Derivatives liabilities	1,548	4,101
Note payable - related party (Note 13)	167,661	113,228
Non interest bearing note payable - net of unamortized discount of $2,748	27,252	—
Term loan	36,667	—
Junior subordinated debt	123,714	123,714
Total liabilities	2,770,528	1,913,867
Commitments and contingencies
Minority Interest	—	18,541
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,093 and 84,047 issued in September 30, 2008 and December 31, 2007, respectively; 59,998 and 59,952 outstanding in September 30, 2008 and December 31, 2007, respectively	841	841
Preferred stock, $.01 par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	537,771	535,123
Treasury stock at cost; 24,094 shares in 2008 and 2007	(294,671)	(294,671)
Accumulated other comprehensive income (loss)	(87,097)	(31,688)
Retained earnings	230,956	180,781
Total stockholders’ equity	387,800	390,386
	$3,158,328	$2,322,794

  See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Premium income:
Net premium written	$139,429	$(30,717)	$388,928	$293,424
Change in unearned premium	(47,096)	112,505	(83,237)	37,476
Net earned premium	92,333	81,788	305,691	330,900
Ceding commission - primarily related party (Note 13)	37,116	40,853	92,522	43,045
Commission and fee income	8,749	7,906	23,411	16,688
Net investment income	15,391	13,916	43,112	38,326
Net realized (loss) gain on investments	(45,885)	(2,074)	(53,240)	8,948
Other investment (loss) income on managed assets	—	(4,118)	(2,900)	(2,217)
Total revenues	107,704	138,271	408,596	435,690
Expenses:
Loss and loss adjustment expense	37,094	52,141	166,393	211,697
Acquisition costs and other underwriting expenses	53,549	49,623	149,572	115,356
Other	6,062	3,512	13,360	10,052
Total expenses	96,705	105,276	329,325	337,105
Operating income from continuing operations	10,999	32,995	79,271	98,585
Other income (expenses):
Foreign currency gain (loss)	515	(44)	659	75
Interest expense	(3,682)	(2,650)	(11,852)	(6,985)
Total other expenses	(3,167)	(2,694)	(11,193)	(6,910)
Income from continuing operations before provision for income taxes and minority interest	7,832	30,301	68,078	91,675
Provision for income taxes	(1,529)	9,985	13,004	26,584
Minority interest in net income of subsidiary	—	(4,118)	(2,900)	(2,217)
Net income	9,361	24,434	57,974	67,308

Basic earnings per common share	$0.16	$0.41	$0.97	$1.12
Diluted earnings per common share	$0.15	$0.40	$0.95	$1.11
Dividends declared per common share	$0.05	0.025	$0.13	0.07

See accompanying notes unaudited to condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$57,974	$67,308
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,387	3,484
Realized (gain) loss on marketable securities	8,607	(12,301)
Non-cash write-down of marketable securities	44,633	3,353
Bad debt expense	1,812	817
Amortization of discount on non-interest bearing note payable	407	—
Foreign currency (gain) loss	(659)	(75)
Non-cash stock compensation expense	2,314	1,237
Changes in assets - (increase) decrease:
Premiums receivable	(127,090)	(67,627)
Reinsurance recoverable	(173,804)	(17,001)
Reinsurance recoverable - related party	(131,656)	(24,745)
Deferred policy acquisition costs, net	(23,164)	(2,976)
Prepaid reinsurance premiums	(26,163)	(152,179)
Prepaid reinsurance premiums - related party	(101,961)	—
Prepaid expenses and other assets	(9,323)	911
Deferred tax asset	(28,711)	(22,174)
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	74,512	143,284
Accrued expenses and other current liabilities	27,562	18,679
Loss and loss expense reserve	231,573	127,253
Unearned premiums	205,918	115,447
Funds held under reinsurance treaties - related party	54,433	—
Funds held under reinsurance treaties	(3,574)	4,809
Net cash provided by operating activities	90,027	187,504
Cash flows from investing activities:
Net purchases of securities with fixed maturities	(112,179)	(213,519)
Net sales (purchases) of equity securities	17,832	(4,815)
Net sales (purchases) of other investments	11,175	(8,328)
Net sales (purchases) of short term investments	(82,385)	98,099
Note receivable - related party	(2,000)	(18,000)
Acquisition of a subsidiary, net of cash obtained	(55,883)	(35,840)
Acquisition of intangible assets	(2,950)	(1,582)
Purchase of property and equipment	(1,719)	(797)
Net cash used in investing activities	(228,109)	(184,782)
Cash flows from financing activities:
Borrowings on term loan	40,000	—
Payments on term loan	(3,333)	—
Issuance of junior subordinated debentures	—	40,000
Reverse repurchase agreements, net	163,660	92,571
Debt financing fees	(52)	(820)
Stock option exercises	334	—
Dividends distributed on common stock	(7,197)	(3,897)
Net cash provided by financing activities	193,412	127,854
Effect of exchange rate changes on cash and cash equivalents	(2,571)	240
Net increase in cash and cash equivalents	52,759	130,816
Cash and cash equivalents, beginning of the period	145,337	59,916
Cash and cash equivalents, end of the period	$198,096	$190,732
Supplemental Cash Flow Information
Income tax payments	$21,678	$28,996
Interest payments on debt	10,250	6,710

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of the FSP did not have a material impact on the Company's financial condition or results of operations.

In June 2008, the FASB issued FSP No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

(dollars in thousands)

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under Statement No. 142, “ Goodwill and Other intangible Assets” (“SFAS No. 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

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

(dollars in thousands)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We chose not to elect the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

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

(a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2008, are presented in the table below:

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$5,751	$—	$(958)	$4,793
Common stock	87,034	16	(48,517)	38,533
U.S. treasury securities	16,759	443	—	17,202
U.S. government agencies	19,983	361	(14)	20,329
U.S. agency - collateralized mortgage obligations	325,008	1,975	(4,218)	322,765
U.S. agency - mortgage backed securities	105,177	1,266	(755)	105,688
Other mortgage backed securities	30,186	118	(130)	30,174
Municipal bonds	28,792	349	(1,217)	27,925
Asset backed securities	5,947	3	(153)	5,797
Corporate bonds	421,461	1,084	(70,368)	352,177
	$1,046,098	$5,615	$(126,330)	$925,383

  (b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of held to maturity securities as of September 30, 2008 are presented in the table below:
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. treasury securities	$5,288	$80	$(1)	$5,367
U.S. government agencies	3,139	100	—	3,239
U.S. agency - collateralized mortgage obligations	167	1	—	168
U.S. agency - mortgage backed securities	44,747	237	(326)	44,658
	$53,341	$418	$(327)	$53,432

(dollars in thousands)

(c) Investment Income

Net investment income for the three and nine months ended September 30, 2008 and 2007 were derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Fixed maturities	$10,513	$11,242	$33,579	$27,408
Equity securities	811	243	1,616	1,683
Cash and cash equivalents	5,777	4,075	12,646	8,730
Loss on other investments	-	(2,045)	-	(525)
Loss on equity investment in Warrantech	(177)	(217)	(738)	(432)
Note receivable - related party	796	765	2,365	2,023
	17,720	14,063	49,468	38,887
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	2,329	147	6,356	561
	$15,391	$13,916	$43,112	$38,326

(d) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investment securities result in a charge to operations when a market decline below cost is deemed to be other-than-temporary. As of September 30, 2008, we reviewed our fixed-maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

Other-than-temporary impairment charges of our fixed-maturities and equity securities for the three months and nine months ended September 30 2008 and 2007 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Equity securities	$5,343	$3,353	$13,314	$3,353
Fixed maturities	31,319	-	31,319	-
	$36,662	$3,353	$44,633	$3,353

(dollars in thousands)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of September 30, 2008:

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Available-for-sale securities:
Common and preferred stock	$15,982	$(5,409)	$27,119	$(44,066)	$43,101	$(49,475)
U. S. treasury securities	—	—	—	—	—	—
U. S. government agencies	1,582	(14)	—	—	1,582	(14)
U. S. agency - collateralized mortgage obligations	220,738	(4,016)	8,191	(202)	228,929	(4,218)
U.S. agency - mortgage backed securities	46,244	(755)		—	46,244	(755)
Other mortgage backed securities	3,923	(120)	191	(10)	4,114	(130)
Municipal bonds	17,611	(1,217)	—	—	17,611	(1,217)
Asset backed securities	4,165	(95)	875	(58)	5,040	(153)
Corporate bonds	214,685	(42,346)	110,051	(28,022)	324,736	(70,368)
Total temporarily impaired -available-for-sale securities	$524,930	$(53,972)	$146,427	$(72,358)	$671,357	$(126,330)
Number of positions held		391		258		649

	Less than 12 months		12 months or more		Total
	Fair market value	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Unrealized losses
Held-to-maturity securities:
U.S. treasury securities	$249	$(1)	$—	$—	$249	$(1)
Obligations of U.S. government agencies	503	—	—	—	503	—
U.S. agency - mortgage backed securities	—	—	16,885	(326)	16,885	(326)
Total temporarily impaired - held-to-maturity securities	$752	$(1)	$16,885	$(326)	$17,637	$(327)
Number of positions held		3		37		40

(e) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Total Credit Default Swaps, Interest Rate Swaps and Contracts for Differences as of September 30, 2008:

	Remaining Life of Notional Amount (1)
	One Year	Two Through Five Years	Nine Through Ten Years	After Ten Years	Total
Credit default swaps	$2,621	$383	$—	$—	$3,004
Interest rate swaps	—	36,667	—	—	36,667
Contracts for differences	—	—	2,066	—	2,066
	$2,621	$37,050	$2,066	$—	$41,737

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(dollars in thousands)

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2008 and was $10,560 for corporate bonds and $2,529 and for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at September 30, 2008. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or hold in short term or fixed income securities. As of September 30, 2008, there were $310,063 principal amount outstanding at interest rates between 2.42% and 3.75%. Interest expense associated with these repurchase agreements for the three and nine months ended September 30, 2008 was $2,300 and $6,300, respectively, of which $4,000 was accrued as of September 30, 2008. The Company had approximately $310,000 of collateral pledged in support of these agreements as of  September 30, 2008. As of September 30, 2007, there were $92,571 principal amount outstanding at interest rates between 5.21% and 5.29%. Interest expense associated with these repurchase agreements for the three and nine months ended September 30, 2007 was $1,522, of which $943 was accrued as of September 30, 2007. The Company had approximately $95,600 of collateral pledged in support of these agreements as of September 30, 2007.

4.	Fair Value of Financial Instruments

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy (approximately 6.6% of total investment portfolio). The Company receives the quoted market prices from a third party nationally recognized pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy (approximately 91.3% of total investment portfolio). The Company will challenge any prices for its investments which are considered to not represent fair value. If quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

(dollars in thousands)

Fixed Maturities (Held to Maturity and Available for Sale). The Company utilized one pricing service to estimate fair value measurements for approximately 91% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated they will only produce an estimate of fair value if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities. Additionally, for approximately 9% of the Company’s fixed maturities the Company utilized dealer quotes based on recent activity, consensus pricing through a pricing services’ proprietary methodology or a methodology using yield spreads of comparable fixed maturities with similar yield spreads of comparable bonds of the same issuer. The Company included the fair value estimates of these fixed maturities in Level 2 since all significant inputs are market observable.

Equity Securities. For public common and preferred stocks, the Company receives estimates from a pricing service that are based on observable market transactions and includes these estimates in Level 1 hierarchy.

Other investments. The Company has $16,860, or approximately 2.1% of its investment portfolio, in limited partnerships or hedge funds where the fair value estimate is determined by a fund a manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

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

•
Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, in this case LIBOR, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and

•
Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.

The Company estimates fair value using information provided by the portfolio manager for IS and CDS and the counterparty for CFD and classifies derivative as Level 3 hierarchy.

(dollars in thousands)

Notwithstanding the current economic conditions and the liquidity concerns in the credit markets, the Company determined that it should not re-classify any of its investments from Level 1 or Level 2 to Level 3.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$53,432	$5,367	$48,065	$—
Available-for-sale fixed securities	882,057	17,202	864,855	—
Equity securities	43,326	43,326	—	—
Other investments	16,860	—	—	16,860
	$995,675	$65,895	$912,920	$16,860
Liabilities:
Securities sold but not yet purchased, market	$13,089	$2,529	$10,560	$—
Securities sold under agreements to repurchase, at contract value	310,063	—	310,063	—
Derivatives	1,548	—	—	1,548
	$324,700	$2,529	$320,623	$1,548

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

Three Months Ended September 30, 2008:	Other investments	Derivatives	Total
Beginning balance as of July 1, 2008	$15,355	$(3,747)	$11,608
Total net losses for the quarter included in:
Net income	—	2,199	2,199
Other comprehensive loss	(1,625)	—	(1,625)
Purchases, sales, issuances and settlements, net	3,130	—	3,130
Net transfers into (out of) Level 3	—	—	—
Ending balance as of September 30, 2008	$16,860	$(1,548)	$15,312

Nine Months Ended September 30, 2008:	Other investments	Derivatives	Total
Beginning balance as of January 1, 2008	$28,035	$(4,101)	$23,934
Total net losses for the nine months ended included in:
Net income	44	2,553	2,597
Other comprehensive loss	(4,331)	—	(4,331)
Purchases, sales, issuances and settlements, net	(6,888)	—	(6,888)
Net transfers into (out of) Level 3	—	—	—
Ending balance as of September 30, 2008	$16,860	$(1,548)	$15,312

(dollars in thousands)

5.	Debt

Junior Subordinated Debt

The Company established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of September 30, 2008 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of September 30, 2008:

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

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of loan is for a period of three years and requires quarterly principal payments of $3,333 beginning on September 3, 2008 and ending on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which was 185 basis points. As of September 30, 2008 the interest rate was 4.67%. The Company can prepay any amount after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain debt to equity ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement totaling $40,000 to convert the term loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of and receive a variable rate based on LIBOR plus a margin of 267 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest expense of $76 during the third quarter related to this agreement.

(dollars in thousands)

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (See Note 12. “Acquisitions”), the Company entered into a promissory note with Unitrin in the amount of $30,000. The note is non interest bearing and requires four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3,155 based on current interest rates available to the Company which was 5.4%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances involving default of payment or change of control of the Company. The Company included $306 and $407 of amortized discount on the note in its results of operations for the three and nine months ended September 30, 2008, respectively. The note’s carrying value at September 30, 2007 was $27,252.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line will be used for collateral for letters of credit. The line will expire on June 30, 2009.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points.  As of September 30, 2008 there was no outstanding balance on the line of credit. The Company has an outstanding letters of credit in place at September 30, 2008 for $22,409 that reduced the availability on the line of credit to $2,591 as of September 30, 2008. The Company incurred financing fees of $25 related to the agreement.

6.	Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income available to common shareholders	$9,361	$24,434	$57,974	$67,308

Weighted average number of common shares outstanding - basic	59,995	59,959	59,985	59,959
Potentially dilutive shares:
Dilutive shares from stock-based compensation	821	1,020	921	676
Weighted average number of common shares outstanding - dilutive	60,816	60,979	60,906	60,635

Basic earnings per common share	$0.16	$0.41	$0.97	$1.12

Diluted earnings per common share	$0.15	$0.40	$0.95	$1.11

As of September 30, 2008, there were less than 500 anti-dilutive securities excluded from diluted earnings per share.

(dollars in thousands)

7.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $819 and $2,314 for the three and nine months ended September 30, 2008, respectively compared to $457 and $1,237 for the three and nine months ended September 30, 2007, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the nine months ended September 30, 2008 and 2007:

	2008		2007
Amounts in thousands except per share	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	3,126	$7.00-14.55	2,390	$7.00-7.50
Granted	733	12.73-15.02	160	10.56-10.77
Exercised	(45)	7.50	—	—
Cancelled or terminated	(31)	7.50-14.55	(55)	7.50
Outstanding end of period	3,783	$7.00-15.02	2,495	$7.00-10.77

The weighted average grant date fair value of options granted during the first nine months of 2008 was $4.46. As of September 30, 2008 there was approximately $7,685 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

8.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Policy acquisition expenses	$32,216	$28,418	$73,215	$62,640
Salaries and benefits	17,902	12,913	47,548	31,846
Other insurance general and administrative expense	3,431	8,292	28,809	20,870
	$53,549	$49,623	$149,572	115,356

(dollars in thousands)

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$9,361	$24,434	$57,974	$67,308
Unrealized holding gain (loss)	(30,310)	(18,098)	(60,726)	(23,418)
Reclassification adjustment	1,841	(2,089)	10,073	2,405
Foreign currency translation	(5,376)	899	(4,756)	(534)
Comprehensive income (loss)	$(24,484)	$5,146	$2,565	45,761

10.	Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2008 was $(1,529) and $13,004, respectively, compared to $9,985 and $26,584 for the three and nine months ended September 30, 2007. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations before provision for income taxes and minority interest	$7,832	$30,301	$68,078	$91,675
Less: minority interest	—	(4,118)	(2,900)	(2,217)
Income from continuing operations after minority interest before provision for income taxes	$7,832	$34,419	$70,978	$93,892

Income taxes at statutory rates	$2,741	$12,047	$24,842	$32,863
Effect of income not subject to US taxation	(4,438)	(2,982)	(12,306)	(5,972)
Other, net	168	920	468	(307)
Provision for income taxes as shown on the consolidated statements of earnings	$(1,529)	$9,985	$13,004	$26,584
GAAP effective tax rate	(19.5)%	29.0%	18.3%	28.3%

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statute of limitation is open for tax years ended December 31, 2004 and forward. At September 30, 2008, the Company has approximately $1,500 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

(dollars in thousands)

During 2006, the Internal Revenue Service (“IRS”) completed an audit of the Company’s subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”) which the Company acquired in 2007. For the IRS’ 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed. During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although Associated’s management disagrees with the majority of the positions taken by the examiner and has appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,300 (including $1,400 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements. The IRS recently held an appeals conference and found in favor with the taxpayer related to the majority of the outstanding issues. A settlement based on the conference is pending.

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

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranties primarily for the motor vehicle and consumer products industries. The Company currently provides insurance coverage for Warrantech's consumer product programs and on certain nationwide warranty programs, which produced gross premium written of approximately $20,800 and $13,000 during the three months ended September 30, 2008 and 2007, respectively, and gross premium written of $71,400 and $24,000 for the nine months ended September 30, 2008 and 2007, respectively. As the Company does not control Warrantech, the Company accounts for this investment under the equity method. The Company recorded investment loss of approximately $177 and $217 from its equity investment for the three months ended September 30, 2008 and 2007, respectively and $738 and $432 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 the Company’s equity interest was approximately $2,354. Additionally, the Company provided Warrantech with a $20,000 senior secured note due January 30, 2012 (note receivable - related party). Interest on the note is payable monthly at a rate of 15% per annum and consists of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. The Company provided the funding for the senior secured note in two tranches, which included an initial funding of $18,000 during the three months ended March 31, 2007 and the remaining $2,000 during the three months ended March 31, 2008. As of September 30, 2008 the carrying value of the note receivable was $21,376 (note receivable - related party).

(dollars in thousands)

12.	Acquisitions

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired Unitrin, Inc.’s commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. Consideration paid for the transaction was approximately $88,500 and consisted of cash of $61,200, a note payable of $26,800, assumed liabilities of $300 and direct transaction costs of $200. The Company preliminarily recorded $8,800 of goodwill and $41,000 of intangible assets related to distribution networks, trademarks, licenses and non-compete agreements. The note is required to be paid in full immediately, under certain circumstances including default of a payment or change of control of the Company. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Additionally, at the close of the acquisition, the Company assumed approximately $82,000 of unearned premium from Unitrin affiliates in connection with the acquisition and then ceded the entire amount to Maiden Insurance pursuant to the Maiden Reinsurance Agreement (see Note 13. “Related Party Transaction”).

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

In September 2007, the Company acquired all the issued and outstanding stock of AIIS a Florida-based workers' compensation managing general agency, and its wholly-owned subsidiary, AIIC, a Florida workers' compensation insurer, also licensed in Alabama, Georgia and Mississippi for consideration of approximately $38,854. The $38,854 consisted of approximately $33,930 of cash, $599 of direct acquisition costs and $4,325 for a contingent liability related to income taxes (see Note 10. “Income Taxes”). Upon resolution of the contingency, the Company will distribute the $4,325 to either the IRS or the sellers of Associated or partially to both. The IRS recently held an appeals hearing and found in favor with the taxpayer related to the majority of the outstanding issues. Additionally, the Company recorded $3,720 of goodwill and $10,210 of intangible assets related to trademarks, licenses, distribution networks and non-compete agreements. The Company determined that the trademarks and licenses have indefinite lives and the remaining intangible assets are being amortized over a period of one to 15 years.

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

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII is ceding 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto assumed by the Company as a result of this acquisition and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.  AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business. The Company recorded approximately $33,493 and $88,899 of ceding commission income during the three and nine months ended September 30, 2008, respectively, as a result of this agreement. The Company recorded approximately $40,054 of ceding commission income during the three and nine months ended September 30, 2007.

(dollars in thousands)

The following is the effect on the Company’s balance sheet as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 related to the Reinsurance Agreement:

	As of September 30, 2008	As of December 31, 2007
Assets and liabilities:
Reinsurance recoverable	$187,629	$55,973
Prepaid reinsurance premium	239,060	137,099
Ceded reinsurance premiums payable	(108,475)	(38,792)
Note payable	(167,661)	(113,228)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Results of operations:
Premium written - ceded	$(102,680)	$(190,801)	$(353,697)	$(190,801)
Change in unearned premium - ceded	(9,022)	127,835	101,960	127,835
Earned premium - ceded	$(111,702)	$(62,966)	$(251,737)	$(62,966)

Ceding commission on premium written	$32,289	$59,148	$113,034	$59,148
Ceding commission - deferred	1,654	(19,094)	(24,135)	(19,094)
Ceding commission - earned	$33,943	$40,054	$88,899	$40,054

Incurred loss and loss adjustment expense - ceded	$87,984	$40,898	$177,991	$40,898
Interest expense on note payable	1,238	-	3,933	-

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $1,320 and $2,400 of brokerage commission during the three months ended September 30, 2008 and 2007, respectively. The Company recorded $4,458 and $2,400 of brokerage commission during the nine months ended September 30, 2008 and 2007, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, AmTrust earns an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee has been reduced to 0.20% per annum and is further reduced to 0.15% per annum if the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded approximately $500 and $400 of investment management fees for the three months ended September 30, 2008 and 2007. Additionally, the Company recorded approximately $1,459 and $400 of investment management fees for the nine months ended September 30, 2008, respectively, as a result of this agreement.

(dollars in thousands)

Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to reimburse AmTrust for its costs plus 8%. The Company recorded approximately $338 and $836 for the three and nine months ended September 30, 2008 as a result of this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the reinsurance agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance shall be discharged from providing security for its proportionate share of the obligations as contemplated by the reinsurance agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,661 as of September 30, 2008. The Company recorded $1,238 and $3,933 of interest expense during the three and nine months ended September 30, 2008, respectively.

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

AmTrust Capital Management

AmTrust Capital Management, Inc. (“ACMI”), our wholly owned subsidiary, currently manages approximately $38,000 of our assets. ACMI also serves as the Investment Manager of Leap Tide Partners, L.P., a domestic partnership, (see Note 14 “Assets under Management”) and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by ACMI (the “Hedge Funds”).  As of September 30, 2008 the current value of the invested funds was approximately $13,600 in the Hedge Funds.  Approximately 88% of these funds were contributed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind.  Our Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did not violate our Code of Business Conduct and Ethics. The management companies earned approximately $43 and $88 of fees under the agreement during the three months ended September 30, 2008 and 2007, respectively and $160 and $231 of fees during the nine months ended September 30, 2008 and 2007, respectively.

(dollars in thousands)

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech (see Note 11 “Other Investments”) in a cash merger. The Company contributed $3,850 for a 27% equity interest Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently provides insurance coverage for Warrantech’s consumer product programs and on certain nationwide warranty programs, which produced gross premium written of approximately $20,800 and $13,000 during the three months ended September 30, 2008 and 2007, respectively, and gross premium written of $71,400 and $24,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company recorded investment loss of approximately $177 and $217 from its equity investment for the three months ended September 30, 2008 and 2007, respectively and $738 and 432 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 the Company’s equity interest was approximately $2,354. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable - related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of September 30, 2008 the carrying value of the note receivable was $21,376 (note receivable - related party).

Lease Agreements

In June 2002, we entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, we entered into an amended lease whereby we increased our leased space to 14,807 square feet and extended the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $163 and $100 for the lease for the three months ended September 30, 2008 and 2007, respectively and $380 and $300 for the nine months ended September 30, 2008 and 2007, respectively.

In 2008, we entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. The audit committee reviewed and approved the lease agreement. The Company paid approximately $30 and $92 for the lease for the three and nine months ended September 30, 2008, respectively.

Employment Relationship

Barry Karfunkel, an analyst with a Company subsidiary, earned approximately $63 for the three months ended September 30, 2008 and 2007. Additionally, for the nine months ended September 30, 2008 and 2007, respectively, he earned $213 and $179. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

(dollars in thousands)

14.	Assets Under Management

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

Through March 31, 2008, we allocated an equivalent portion of the limited partners’ income or loss to minority interest. For the three months ended September 30, 2008 and 2007, LTP had an investment (loss) gain of $0 and $2,191, respectively and resulted in an allocation to minority interest of $0 and $2,191. For the nine months ended September 30, 2008 and 2007, LTP had an investment (loss) gain of $(2,900) and $(2,217), respectively and resulted in an allocation to minority interest of $(2,900) and $(2,217). The management companies earned approximately $30 and $62 of fees under the agreement during the three months ended September 30, 2008 and 2007, respectively and $111 and $171 of fees during the nine months ended September 30, 2008 and 2007, respectively.

Net investment income for the three and nine months ended September 30, 2008 and 2007 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Equity securities:
Dividends	$—	$27	$8	$132
Realized gain (loss)	—	356	431	1,480
Unrealized gain (loss)	—	(4,496)	(3,297)	(3,908)
Cash and cash equivalents	—	57	6	250
	—	(4,056)	(2,852)	(2,046)
Less: Investment expenses	—	(62)	(48)	(171)
	$—	$(4,118)	$(2,900)	$(2,217)

15.	Contingent Liabilities

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

(dollars in thousands)

16.	Segments

The Company currently operates three business segments, Small Commercial Business (formerly known as Small Business Workers’ Compensation Insurance); Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. During the three months ended June 30, 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its retail commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. This business was combined into the Company’s worker’s compensation segment and renamed the small commercial business segment. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Interest expense and income taxes are allocated based on net written premium by segment. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, commission and fee revenue, investment income and other revenues, other underwriting expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize business segments as follows:

	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended September 30, 2008:
Gross premium written	$103,568	$130,316	$47,322	$—	$281,206

Net premium written	53,637	63,774	22,018	—	139,429
Change in unearned premium	(22,186)	(29,296)	4,386	—	(47,096)
Net earned premium	31,451	34,478	26,404	—	92,333

Ceding commission - primarily related party	19,513	8,162	9,441	—	37,116

Loss and loss adjustment expense	(13,215)	(8,535)	(15,344)	—	(37,094)
Acquisition costs and other underwriting expenses	(25,472)	(12,895)	(15,182)	—	(53,549)
	(38,687)	(21,430)	(30,526)	—	(90,643)

Underwriting income	12,277	21,210	5,319	—	38,806

Commission and fee income	2,205	4,727	—	1,817	8,749
Investment income, realized gain (loss) and income (loss) on managed assets	(14,306)	(10,439)	(5,749)	—	(30,494)
Other expenses	(2,362)	(2,651)	(1,049)	—	(6,062)
Interest expense	(1,382)	(1,772)	(528)	—	(3,682)
Foreign currency gain (loss)	—	515	—	—	515
Provision for income taxes	2,100	(1,115)	653	(109)	1,529
Minority interest in net income of subsidiary	—	—	—	—	—
Net income	$(1,468)	$10,475	$(1,354)	$1,708	$9,361

(dollars in thousands)

	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total

Three months ended September 30, 2007:
Gross premium written	$67,377	$76,186	$49,698	$—	$193,261

Net premium written	65	(19,266)	(11,516)	—	(30,717)
Change in unearned premium	52,319	37,566	22,620	—	112,505
Net earned premium	52,384	18,300	11,104	—	81,788

Ceding commission - primarily related party	18,167	8,576	14,110	—	40,853

Loss and loss adjustment expense	(31,516)	(13,630)	(7,083)	—	(52,229)
Acquisition costs and other underwriting expenses	(25,595)	(8,477)	(15,551)	—	(49,623)
	(57,111)	(22,107)	(22,634)	—	(101,852)

Underwriting income	13,440	4,769	2,580	—	20,789

Commission and fee income	2,250	3,131	—	2,525	7,906
Investment income, realized gain (loss) and income (loss) on managed assets	5,763	3,191	2,888	(4,118)	7,724
Other expenses	(1,197)	(1,384)	(843)	—	(3,424)
Interest expense	(1,003)	(1,038)	(609)	—	(2,650)
Foreign currency gain (loss)	—	(44)	—	—	(44)
Provision for income taxes	(5,656)	(2,418)	(1,169)	(742)	(9,985)
Minority interest in net income of subsidiary	—	—	—	4,118	4,118
Net income	$13,597	$6,207	$2,847	$1,783	$24,434

	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total

Nine months ended September 30, 2008:
Gross premium written	$304,925	$345,393	$166,706	$—	$817,024

Net premium written	145,383	163,853	79,692	—	388,928
Change in unearned premium	(24,995)	(56,693)	(1,549)	—	(83,237)
Net earned premium	120,388	107,160	78,143	—	305,691

Ceding commission - primarily related party	49,690	19,644	23,188	—	92,522

Loss and loss adjustment expense	(62,554)	(56,325)	(47,514)	—	(166,393)
Acquisition costs and other underwriting expenses	(74,305)	(32,794)	(42,473)		(149,572)
	136,859	89,119	89,987	—	315,965

Underwriting income	33,219	37,685	11,344	—	82,248

Commission and fee income	9,542	7,292	—	6,577	23,411
Investment income, realized gain (loss) and income (loss) on managed assets	(4,795)	(3,541)	(1,792)	(2,900)	(13,028)
Other	(5,159)	(5,569)	(2,632)	—	(13,360)
Interest expense	(4,576)	(4,941)	(2,335)	—	(11,852)
Foreign currency gain (loss)	—	659		—	659
Provision for income taxes	(5,218)	(5,717)	(864)	(1,205)	(13,004)
Minority interest in net income of subsidiary	—	—	—	2,900	2,900
Net income	$23,013	$25,868	$3,721	$5,372	$57,974

(dollars in thousands)

	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total

Nine months ended September 30, 2007:
Gross premium written	$235,479	$193,457	$164,018	$—	$592,954

Net premium written	152,991	71,536	68,897	—	293,424
Change in unearned premium	30,513	4,791	2,172	—	37,476
Net earned premium	183,504	76,327	71,069	—	330,900

Ceding commission - related party	20,359	8,576	14,110	—	43,045

Loss and loss adjustment expense	(111,809)	(55,642)	(44,246)	—	(211,697)
Acquisition costs and other underwriting expense	(63,612)	(16,937)	(34,807)	—	(115,356)
	(175,421)	(72,579)	(79,053)	—	(327,053)

Underwriting income	28,442	12,324	6,126	—	46,892

Commission and fee income	7,290	6,626	—	2,772	16,688
Investment income, realized gain (loss) and income (loss) on managed assets	23,352	10,207	13,715	(2,217)	45,057
Other underwriting expenses	(5,456)	(4,535)	(137)	76	(10,052)
Interest expense	(3,078)	(2,253)	(1,654)	—	(6,985)
Foreign currency gain (loss)	—	75	—	—-	75
Provision for income taxes	(14,306)	(6,369)	(5,122)	(787)	(26,584)
Minority interest in net income of subsidiary	—	-	—	2,217	2,217

Net income	$36,244	$16,075	$12,928	$2,061	$67,308

As of September 30, 2008
Fixed assets	$5,100	$5,507	$2,603	$—	$13,210
Goodwill and intangible assets	78,359	11,309	12,483	—	102,151
Total assets	1,719,732	1,001,709	437,887	—	3,158,328

As of December 31, 2007
Fixed assets	$5,445	$4,641	$2,888	$—	$12,974
Goodwill and intangible assets	28,608	12,799	11,825	—	53,232
Total assets	1,207,453	719,463	377,337	18,541	2,322,794

(dollars in millions unless noted otherwise)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by larger insurance carriers. The Company has grown by hiring teams of underwriters with expertise in our specialty lines and through stock and asset acquisitions of companies and access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in three business segments:

•	Small commerical business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the United States;

•
Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States, United Kingdom and certain other European Union countries; and

•
Specialty middle-market property and casualty insurance. We write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

    During the third quarter the Company entered into a Managing General Agency agreement with CardinalComp, LLC (“CardinalComp”) for the purpose of producing workers compensation premium. The agency writes premiums in the states of New York, Massachusetts and Texas.

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. Consideration paid for the transaction was approximately $88.5 million and consisted of cash of $61.2 million, a note payable of $26.8 million, assumed liabilities of $0.3 million and direct transaction costs of $0.2 million. The Company preliminarily recorded $8.8 million of goodwill and $41.0 million of intangible assets related to distribution networks, trademarks, licenses and non-compete agreements. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. In connection with this transaction, the Company amended the Reinsurance Agreement with Maiden Insurance to provide for the cession of the UBI retail commercial package business. In addition to cessions to Maiden for UBI business written in the second quarter of 2008, the Company ceded to Maiden $82.2 million of unearned premium from UBI at the acquisition date that is not included in AmTrust’s written premium for the three and nine months ended September 30, 2008.

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

Gross Premium Written. Gross premium written represents estimated premiums from each insurance policy that we write, including as part of an assigned risk pool, during a reporting period, based on the effective date of the individual policy. Certain policies that are underwritten by the Company are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

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

Net Expense Ratio. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses less ceding commission to net premiums earned.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 9.3% and 25.6% for the three months ended September 30, 2008 and 2007, respectively and 21.3% and 24.8% for the nine months ended September 30, 2008 and 2007, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 58.0% and 74.5% for the three months ended September 30, 2008 and 2007, respectively and 73.1% and 85.9% for the nine months ended September 30, 2008 and 2007, respectively. The decline in the combined ratio period over period resulted primarily from improvements in the overall loss ratio as well the reduction of loss reserves of $15 million related to prior accident years. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

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

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$281,206	$193,262	$817,024	$592,954

Net premium written	$139,429	$(30,717)	$388,928	$293,424
Change in unearned premium	(47,096)	112,505	(83,237)	(37,476)
Net earned premium	92,333	81,788	305,691	330,900
Ceding commission - primarily related party	37,116	40,853	92,522	43,045
Commission and fee income	8,749	7,906	23,411	16,688
Net investment income	15,391	13,916	43,112	38,326
Net realized gains on investments	(45,885)	(2,074)	(53,240)	8,948
Other investment income on managed assets	-	(4,118)	(2,900)	(2,217)
Total revenue	107,704	138,271	408,596	435,690

Loss and loss adjustment expense	37,094	52,141	166,393	211,697
Acquisition costs and other underwriting expense	53,549	49,623	149,572	115,356
Other underwriting expenses	6,062	3,512	13,360	10,052
	96,705	105,276	329,325	337,105
Operating income from continuing operations	10,999	32,995	79,271	98,585

Other income (expense):
Foreign currency gain (loss)	515	(44)	659	75
Interest expense	(3,682)	(2,650)	(11,852)	(6,985)
Total other expense	(3,167)	(2,694)	(11,193)	(6,910)
Income from continuing operations before provision for income taxes and minority interest	7,832	30,301	68,078	91,675

Provision for income taxes	(1,529)	9,985	13,004	26,584
Minority interest in net loss of subsidiary	-	(4,118)	(2,900)	(2,217)
Net income	$9,361	$24,434	$57,974	$67,308

Key Measures:
Net loss ratio	40.2%	63.9%	54.4%	64.0%
Net expense ratio	17.8%	10.7%	18.7%	21.9%
Net combined ratio	58.0%	74.6%	73.1%	85.9%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expense	53,549	49,623	149,572	115,356
Less: ceding commission - primarily related party	37,116	40,054	92,522	43,045
	16,433	9,569	57,050	72,311
Net earned premium	92,333	81,788	305,691	330,900
Net expense ratio	17.8%	10.7%	18.7%	21.9%

(dollars in millions unless noted otherwise)

Consolidated Result of Operations for the Three Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $87.9 million or 45.5% from $193.3 million to $281.2 million for the three months ended September 30, 2007 and 2008, respectively. The increase of $87.9 million was attributable to a $36.2 million increase in our small commercial business, a $54.1 million increase in our specialty risk and extended warranty business and a $2.4 million decrease in our specialty middle-market property and casualty business. The increase in specialty risk and extended warranty business resulted primarily from the underwriting of new coverage plans in the United States. The increase in the small commercial business resulted, primarily, from $45.5 million of gross premium written related to acquisitions of AIIC and UBI offset by declines attributable to mandated rate reductions in New York and Florida.

Net Premium Written. Net written premium increased $170.1 million from $(30.7) million to 139.4 for the three months ended September 30, 2007 and 2008, respectively. Net written premium reflected cessions of $102.7 million and $190.8 million to Maiden Insurance for the three months ended September 30, 2008 and 2007, respectively, under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before the cessions to Maiden Insurance, net written premium increased by $82.0 million in the third quarter of 2008 compared to the third quarter of 2007. The increase before cession, by segment, was: small commercial business - $31.4 million, specialty risk and extended warranty - $48.2 million and specialty middle market - $2.4 million.

Net Premium Earned. Net premium earned increased $10.5 million or 12.8% from $81.8 million to $92.3 million for the three months ended September 30, 2007 and 2008. Net earned premium for the third quarter of 2007 and 2008, respectively, reflected cessions of $62.2 and $84.1 million, to Maiden Insurance under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before the cessions to Maiden Insurance, net earned premium increased by $32.4 million in the third quarter of 2008 compared to the third quarter of 2007. The increase (decrease) before cessions, by segment, was: small commercial business - $(0.6) million; specialty risk and extended warranty - $19.4 million; and specialty middle market - $13.6 million.

Commission and Fee Income. Commission and fee income increased $0.8 million or 10.7% from $7.9 million to $8.7 million for the three months ended September 30, 2007 and 2008, respectively. The increase resulted from fees the Company earned as a servicing carrier for workers’ compensation assigned risk plans in three additional states.

Net Investment Income. Net investment income increased $1.5 million or 10.6% from $13.9 million to $15.4 million for the three months ended September 30, 2007 and 2008, respectively. The increase resulted primarily from greater average invested assets in 2008 compared to 2007. The average invested assets for the three months ended September 30, 2008 and 2007 were approximately $1.4 billion and $1.1 billion, respectively. The increase was offset overall by lower yields on the Company’s fixed maturity portfolio.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2008 were $45.9 million, compared to net realized losses of $2.1 million for the same period in 2007. Net realized losses in 2008 related primarily to realized losses on fixed income securities of Lehman Brothers Holdings and Washington Mutual totaling $37.1 million, which included $31.3 million of non-cash write-downs. The Company also determined that two equity securities were other-than-temporarily impaired and recorded a non-cash write-down of $5.3 million from the impairment. The Company took these write-downs due to the deteriorated financial position of the issuers. Additionally, the Company had $3.5 million of net realized losses for miscellaneous investments. Net realized losses in 2007 of $2.1 million included write-downs of $3.3 million related to equity securities that were determined to be other than temporarily impaired.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $15.1 million or 28.9% from $52.2 million for the three months ended September 30, 2007 to $37.1 million for the three months ended September 30, 2008. The Company’s loss ratio for the three months ended September 30, 2008 decreased to 40.2% from 63.9% for the three months ended September 30, 2007. The improvement of the loss and loss adjustment ratio resulted from a reduction of prior year’s loss reserves of approximately $15.0 million as well as the continued improvement in the Company’s actual loss experience, which has continued to develop more favorably than projected.

(dollars in millions unless noted otherwise)

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $3.9 million or 7.9% from $49.6 million for the three months ended September 30, 2007 to $53.5 million for the three months ended September 30, 2008. The increase related primarily to higher salaries and benefits as a result of the acquisitions of UBI and AIIC as well as higher policy acquisition expenses. The expense ratio was 10.7% compared to 17.8% for the three months ended September 30, 2007 and 2008, respectively.

Operating Income from Continuing Operations. Income from continuing operations decreased $22.0 million or 66.7% from $33.0 million to $11.0 million for the three months ended September 30, 2007 and 2008, respectively. The decrease in income from continuing operations from 2007 to 2008 resulted primarily from net realized losses offset by higher earned premium and lower loss and loss adjustment expense.

Interest Expense. Interest expense for the three months ended September 30, 2008 was $3.7 million, compared to $2.7 million for the same period in 2007. The increase was attributable primarily to additional interest expense on collateral loans with Maiden as part of the Reinsurance Agreement entered into the third quarter of 2007. Additionally, the Company incurred interest expense in the third quarter of 2008 on its $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

Income Tax Expense (Benefit). Income tax expense (benefit) for three months ended September 30, 2008 was $(1.5) million which resulted in an effective tax rate of (19.5)%. Income tax expense for three months ended September 30, 2007 was $10.0 million which resulted in an effective tax rate of 29.0%. The decrease in our effective rate resulted primarily from Company subsidiaries, domiciled in the United States, recognizing net realized losses on investments resulting in a higher percentage of income earned by Company subsidiaries not subject to U.S. taxation.

Consolidated Result of Operations for the Nine Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $224.1 million or 37.8% from $593.0 million for the nine months ended September 30, 2007 to $817.0 million for the nine months ended September 30, 2008. The increase was attributable to a $69.5 million increase in our small commercial business segment, a $151.9 million increase in our specialty risk and extended warranty business and a $2.7 million increase in our specialty middle-market property and casualty business. The increase in the small commercial business segment resulted primarily from the acquisitions of AIIC and UBI which increased premium by $18.2 million and $67.3 million, respectively, partially offset by declines attributable to mandated rate reductions in New York and Florida. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed an incremental $29.4 million of premium year over year.

Net Premium Written. Net premium written increased $95.5 million or 32.5% from $293.4 million to $388.9 million for the nine months ended September 30, 2007 and 2008, respectively. Net written premium written was net of $190.8 million and $290.9 million of written premium ceded to Maiden Insurance during the nine months ended September 30, 2007 and 2008, respectively, under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $195.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase before cessions, by segment, was: small commercial business - $49.6 million; specialty risk and extended warranty - $127.2 million; and specialty middle market property and casualty - $18.8 million.

       Net Premium Earned. Net premium earned decreased $25.2 million or 7.6% from $330.9 million for the nine months ended September 30, 2007 to $305.7 million for the nine months ended September 30, 2008. Net earned premium reflected cessions of $216.8 million and $63.0 million for the nine months ended September 30, 2008 and 2007, respectively, to Maiden Insurance under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before the cessions to Maiden Insurance, net earned premium increased by $128.6 million in the third quarter of 2008 as compared to the third quarter of 2007. The increase before cession, by segment, was: small commercial business - $10.3 million, specialty risk and extended warranty - $77.5 million and specialty middle market - $40.8 million.

(dollars in millions unless noted otherwise)

  Commission and Fee Income. Commission and fee income increased $6.7 million or 40.1% from $16.7 million to $23.4 million for the nine months ended September 30, 2007 and 2008, respectively. The increase resulted from the Company entering into a Reinsurance Agreement and asset management agreement with Maiden Insurance during the third quarter of 2007, whereby the Company earned reinsurance brokerage fees and administration fees. Additionally, the Company earned fees as a servicing carrier for workers’ compensation assigned risk plans in three additional states in 2008.

  Net Investment Income. Net investment income increased $4.8 million or 12.5% from $38.3 million to $43.1 million for the nine months ended September 30, 2007 and 2008, respectively. The increase resulted primarily from greater average invested assets in 2008 compared to 2007. Average invested assets for the nine months ended September 30, 2008 and 2007 were approximately $1.4 billion and $1.0 billion, respectively. The increase was offset overall by lower yields on the Company’s fixed maturity portfolio.

Net Realized Gains (Losses) on Investments.  Net realized losses on investments for the nine months ended September 30, 2008 were $53.2 million, compared to net realized gains of $8.9 million for the same period in 2007. Net realized losses in 2008 related primarily to realized losses on fixed income securities of Lehman Brothers Holdings and Washington Mutual totaling $37.1 million, which included $31.3 million of non-cash write-downs. The Company also determined that six equity securities were other-than-temporarily impaired and recorded a non-cash write-down of $13.2 million from the impairment. The Company took these write-downs due to the deteriorated financial position of the issuers. Additionally, the Company had $2.9 million of net miscellaneous realized losses. The Company recorded non-cash write-downs of $3.3 million during the nine months ended September 30, 2007. related to equity securities that were determined to be other than temporarily impaired.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $45.4 million or 21.4% from $211.7 million for the nine months ended September 30, 2007 to $166.4 million for the nine months ended September 30, 2008. The Company’s loss ratio for the nine months ended September 30, 2008 decreased to 54.4% from 64.0% for the nine months ended September 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience on the Company’s actuarially projected ultimate losses which has continued to develop more favorably than projected as well as a reduction in reserves related to prior accident years of approximately $15 million.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $34.2 million or 29.6% from $115.4 million for the nine months ended September 30, 2007 to $149.6 million for the nine months ended September 30, 2008. The increase related primarily to higher salaries and benefits as a result of the acquisitions of UBI and AIIC as well as higher policy acquisition expenses. Nevertheless, the expense ratio decreased from 21.9% for the nine months ended September 30, 2007 to 18.7% for the nine months ended September 30, 2008.

Operating Income from Continuing Operations. Income from continuing operations decreased to $79.3 million for the nine months ended September 30, 2008, from $98.6 million for the nine months ended September 30, 2007, a decrease of $19.3 million or 19.6%. This decrease related primarily to net realized losses on the Company’s investment portfolio offset by increased gross written premium and lower overall loss and loss adjustment expense.

Interest Expense. Interest expense for the nine months ended September 30, 2008 was $12.0 million, compared to $7.0 million for the same period in 2007. The increase was attributable primarily to interest expense on collateral loans made by Maiden Insurance pursuant to the Reinsurance Agreement. Additionally, the Company incurred interest expense in 2008 on its $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

Income Tax Expense. Income tax expense for nine months ended September 30, 2008 was $13.0 million resulting in an effective tax rate of 18.3%. Income tax expense for nine months ended September 30, 2007 was $26.6 million resulting in an effective tax rate of 28.3%. The decrease in our effective rate resulted primarily from Company subsidiaries, domiciled in the United States, recognizing net realized losses on investments resulting in a higher percentage of income earned by Company subsidiaries not subject to U.S. taxation. Additionally, the Company earned federal tax-exempt investment income during the nine months ended September 30, 2008.

(dollars in millions unless noted otherwise)

Small Commercial Business Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$103,568	$67,377	$304,925	$235,479

Net premium written	53,637	65	145,383	152,991
Change in unearned premium	(22,186)	52,319	(24,995)	30,513
Net premium earned	31,451	52,384	120,388	183,504

Ceding commission revenue - primarily related party	19,513	18,167	49,690	20,359

Loss and loss adjustment expense	(13,215)	(31,516)	(62,554)	(111,809)
Acquisition costs and other underwriting expenses	(25,472)	(25,595)	(74,305)	(63,612)
	(38,687)	(57,111)	(136,859)	(175,421)
Net premiums earned less expenses included in combined ratio (Underwriting income)	$12,277	$13,440	$33,219	$28,442

Key Measures:
Net loss ratio	42.0%	60.2%	52.0%	61.0%
Net expense ratio	19.0%	14.2%	20.4%	23.6%
Net combined ratio	61.0%	74.3%	72.4%	84.5%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	25,472	25,595	74,305	63,612
Less: ceding commission revenue - primarily related party	19,513	18,167	49,690	20,359
	5,959	7,428	24,615	43,253
Net premium earned	31,451	52,387	120,388	183,507
Net expense ratio	19.0%	14.2%	20.4%	23.6%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $36.2 million or 53.7% from $67.4 million for the three months ended September 30, 2007 to $103.6 million for the three months ended September 30, 2008. Gross premium written increased primarily as a result of $35.8 million of gross written premium related to the acquisition of UBI in the second quarter of 2008.

Net Premium Written. Net premium written increased $53.6 million from $0.1 million to $53.7 million for the three months ended September 30, 2007 and 2008, respectively. Before the cessions to Maiden Insurance of $60.3 million and $38.2 million for the three months ended September 30, 2007 and 2008, respectively, net premium written increased $31.5 million. The increase resulted primarily from a gross premium written increase of $35.8 million from the UBI acquisition.

(dollars in millions unless noted otherwise)

Net Premium Earned. Net premium earned decreased $21.0 million or 40.0% from $52.4 million for the three months ended September 30, 2007 to $31.5 million for the three months ended September 30, 2008. Net earned premium for the third quarters of 2008 and 2007 reflected cessions of $36.9 million and $16.5 million, respectively, to Maiden Insurance under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before the cessions to Maiden Insurance, net earned premium decreased by $0.6 million in the third quarter of 2008 compared to the third quarter of 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $18.2 million or 58.0% from $31.5 million for the three months ended September 30, 2007 to $13.2 million for the three months ended September 30, 2008. The Company’s loss ratio for the segment for the three months ended September 30, 2008 decreased to 42.0% from 60.2% for the three months ended September 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop more favorably than projected, on the Company’s actuarially projected ultimate losses as well as a reduction in reserves related to the prior accident years of $8 million.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses decreased $0.1 million or 0.4% from $25.6 million for the three months ended September 30, 2007 to $25.5 million for the three months ended September 30, 2008. The decrease related to a decline in other underwriting expenses.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio decreased $1.2 million or 8.9% from $13.5 million for the three months ended September 30, 2007 to $12.3 million for the three months ended September 30, 2008 which resulted primarily from a decrease in earned premium.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $69.5 million or 29.5% from $235.4 million for the nine months ended September 30, 2007 to $304.9 million for the nine months ended September 30, 2008. The increase primarily was the result of acquisitions of AIIC in the third quarter of 2007 and UBI in the second quarter of 2008, which generated additional gross written premium of $18.2 million and $67.3 million, respectively, offset by declines attributable to mandated rate reductions in New York and Florida.

Net Premium Written. Net premium written decreased $7.6 million or 5.0% from $153.0 million for the nine months ended September 30, 2007 to $145.4 million for the nine months ended September 30, 2008. Before the cessions to Maiden Insurance for the nine months ended September 30, 2007 and 2008 of $60.3 million and $117.5 million, respectively, the net written premium increased $49.6 million. The increase resulted primarily from a gross premium written increase from the acquisition of UBI in the second quarter of 2008 partially offset by mandated rate reductions in the state of New York and Florida.

Net Premium Earned. Net premium earned decreased $63.1 million or 34.4% from $183.5 million for the nine months ended September 30, 2007 to $120.4 million for the nine months ended September 30, 2008. Before the cessions to Maiden Insurance for the nine months ended September 30, 2007 and 2008 of $20.3 million and $93.7 million, respectively, net earned premium increased $10.3 million.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $49.2 million or 44.0% from $111.8 million for the nine months ended September 30, 2007 to $62.6 million for the nine months ended September 30, 2008. The Company’s loss ratio for the segment for the nine months ended September 30, 2008 decreased to 52.0% from 61.0% for the nine months ended September 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop more favorably than the Company’s actuarially projected ultimate losses as well as a reduction in loss reserves related to the prior accident years of approximately $8 million.

(dollars in millions unless noted otherwise)

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $10.7 million or 16.8% from $63.6 million for the three months ended September 30, 2007 to $74.3 million for the nine months ended September 30, 2008. The increase related to higher salary expense associated with the acquisitions of UBI and AIIC.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $4.8 million or 16.9% from $28.4 million for the nine months ended September 30, 2007 to $33.2 million for the nine months ended September 30, 2008. This increase is attributable to improvements in the expense ratio and loss ratio.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$130,316	$76,186	$345,393	$193,457

Net premium written	63,774	(19,266)	163,853	71,536
Change in unearned premium	(29,296)	37,566	(56,693)	4,791
Net premium earned	34,478	18,300	107,160	76,327

Ceding commission revenue - primarily related party	8,162	8,576	19,644	8,576

Loss and loss adjustment expense	(8,535)	(13,630)	(56,325)	(55,642)
Acquisition costs and other underwriting expenses	(12,895)	(8,477)	(32,794)	(16,937)
	(21,430)	(22,107)	(89,119)	(72,579)
Net premiums earned less expenses included in combined ratio (Underwriting income)	$21,210	$4,769	$37,685	$12,324

Key Measures:
Net loss ratio	24.8%	74.5%	52.6%	72.9%
Net expense ratio	13.7%	(0.5)%	12.3%	11.0%
Net combined ratio	38.5%	73.9%	64.6%	83.9%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	12,895	8,477	32,794	16,937
Less: ceding commission revenue - primarily related party	8,162	8,576	19,644	8,576
	4,733	(99)	13,150	8,361
Net premium earned	34,478	18,300	107,160	76,327
Net expense ratio	13.7%	(0.5)%	12.3%	11.0%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $54.1 million or 71.1% from $76.2 million for the three months ended September 30, 2007 to $130.3 million for the three months ended September 30, 2007. The increase in premium resulted, primarily, from the underwriting of new coverage plans.

(dollars in millions unless noted otherwise)

Net Premium Written. Net premium written increased $83.1 million from $(19.3) million to $63.8 million for the three months ended September 30, 2007 and 2008, respectively. Before the cessions to Maiden Insurance of $84.7 million and $49.8 million for the three months ended September 30, 2007 and 2008, respectively, the net written premium increase was $48.2 million. Net premium written increased as a result of increases in gross premium written.

Net Premium Earned. Net premiums earned increased $16.2 million or 88.5% from $18.3 million for the three months ended September 30, 2007 to $34.5 million for the three months ended September 30, 2008. Before the cessions to Maiden Insurance for the three months ended September 30, 2007 and 2008 of $26.4 million and $29.6 million, respectively, net premium earned increased $19.4 million. The increase was a result of an increase in gross premium written in the twelve months preceding September 30, 2008 compared to the twelve months preceding September 30, 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $5.1 million or 37.4% from $13.6 million for the three months ended September 30, 2007 to $8.5 million for the three months ended September 30, 2008. The loss ratio for the segment for the three months ended September 30, 2008 decreased to 24.8% from 74.5% for the three months ended September 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience on the Company’s actuarially projected ultimate losses which has continued to develop more favorably than projected loss experience, as well as a reduction of loss reserves related to prior accident year of approximately $7 million.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $4.4 million or 51.8% from $8.5 million for the three months ended September 30, 2007 to $12.9 million for the three months ended September 30, 2008. The increase related primarily to higher policy acquisition costs during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $16.4 million from $4.8 million for the three months ended September 30, 2007 to $21.2 million for the three months ended September 30, 2008. This increase is attributable to growth in revenue and an improvement in the loss ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $151.9 million or 78.5% from $193.5 million for the nine months ended September 30, 2007 to $345.4 million for the nine months ended September 30, 2008. The increase in premium resulted, primarily, from the underwriting of new coverage plans as well as the acquisition of IGI in the second quarter of 2007, which contributed an additional $29.4 million of premiums in 2008.

Net Premium Written. Net premium written increased $92.4 million or 129.2% from $71.5 million to $163.9 million for the nine months ended September 30, 2007 and 2008, respectively. Before the cessions to Maiden Insurance for the nine months ended September 30, 2007 and 2008 of $84.7 million and $119.5 million, respectively, the net written premium increase was $127.2 million. Net premium written increased as a result of increases in gross premium written.

Net Premiums Earned. Net premium earned increased $30.9 million or 40.5% from $76.3 million for the nine months ended September 30, 2007 to $107.2 million for the nine months ended September 30, 2008. Before the cessions to Maiden Insurance for the nine months ended September 30, 2007 and 2008 of $26.0 million and $72.6 million, respectively, net earned premium increased $77.5 million. The increase was a result of an increase in gross premium written in the preceding twelve months September 30, 2008 compared to the preceding twelve months September 30, 2007.

(dollars in millions unless noted otherwise)

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $0.7 million or 1.2% from $55.6 million for the nine months ended September 30, 2007 to $56.3 million for the nine months ended September 30, 2008. The loss ratio for the segment for the nine months ended September 30, 2007 decreased to 52.6% from 72.9% for the nine months ended September 30, 2007. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop more favorably, on the Company’s actuarially projected ultimate losses as well as a reduction of loss reserves related to prior accident years of approximately $7 million.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $15.9 million or 94.1% from $16.9 million for the nine months ended September 30, 2007 to $32.8 million for the nine months ended September 30, 2008. The increase related, primarily, to higher policy acquisition costs and salaries and benefits primarily attributable to the acquisition of IGI during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $25.4 million from $12.3 million for the nine months ended September 30, 2007 to $37.7 million for the nine months ended September 30, 2008. This increase is attributable to growth in revenue and an improvement in the loss ratio.

Specialty Middle Market Property and Casualty Segment Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ amounts in thousands)	2008	2007	2008	2007
Gross premium written	$47,322	$49,698	$166,706	$164,018

Net premium written	22,018	(11,516)	79,692	68,897
Change in unearned premium	4,386	22,620	(1,549)	2,172
Net premiums earned	26,404	11,104	78,143	71,069

Ceding commission revenue - primarily related party	9,441	14,110	23,188	14,110

Loss and loss adjustment expense	(15,344)	(7,083)	(47,514)	(44,246)
Acquisition costs and other underwriting expenses	(15,182)	(15,551)	(42,473)	(34,807)
	(30,526)	(22,634)	(89,987)	(79,053)
Net premiums earned less expenses included in combined ratio (Underwriting income)	$5,319	$2,580	$11,344	$6,126

Key Measures:
Net loss ratio	58.1%	63.8%	60.8%	62.3%
Net expense ratio	21.7%	13.0%	24.7%	29.1%
Net combined ratio	79.9%	76.8%	85.5%	91.4%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	15,182	15,551	42,473	34,807
Less: ceding commission revenue - primarily related party	9,441	14,110	23,188	14,110
	5,741	1,441	19,285	20,697
Net premium earned	26,404	11,104	78,143	71,069
Net expense ratio	21.7%	13.0%	24.7%	29.1%

(dollars in millions unless noted otherwise)

Specialty Middle Market Segment Result of Operations for the Three Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written decreased $2.4 million or 4.8% from $49.7 million for the three months ended September 30, 2007 to $47.3 million for the three months ended September 30, 2008. Gross premium written essentially was flat period over period.

Net Premium Written. Net premium written increased $33.5 million from $(11.5) million for the three months ended September 30, 2007 to $22.0 million for the three months ended September 30, 2008. Before the cessions to Maiden Insurance of $45.8 million and $14.4 million for the three months ended September 30, 2007 and 2008, respectively, the net written premium increase was $2.4 million.

Net Premium Earned. Net premium earned increased $15.3 million or 137.8 % from $11.1 million for the three months ended September 30, 2007 to $26.4 million for the three months ended September 30, 2008. Before the cessions to Maiden Insurance of $19.2 and $17.5 for the three months ended September 30, 2007 and 2008, respectively, earned premium increased $13.6 million. The increase was a result of an increase in gross premium written in the twelve months ended September 30, 2008 compared to the twelve months ended September 30, 2007.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $8.2 million or 115.5% from $7.1 million for the three months ended September 30, 2007 compared to $15.3 million for the three months ended September 30, 2008. The loss ratio for the segment decreased for the three months ended September 30, 2008 to 58.1% from 63.8% for the three months ended September 30, 2008. The decrease of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience on the Company’s actuarially projected ultimate losses which developed more favorably than projected.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses decreased $0.4 million or 2.6% from $15.6 million for the three months ended September 30, 2007 to $15.2 million for the three months ended September 30, 2008. The expenses were essentially flat for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $5.3 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $2.7 million resulted from improvements in the loss ratio.

Specialty Middle Market Segment Result of Operations for the Nine Months Ended September 30, 2008 and 2007

Gross Premium Written. Gross premium written increased $2.7 million or 1.6% from $164.0 million for the nine months ended September 30, 2007 to $166.7 million for the nine months ended September 30, 2008. Gross premium written essentially was flat period over period.

Net Premium Written. Net premium written increased $10.8 million or 15.7 % from $68.9 million for the nine months ended September 30, 2007 to $79.7 million for the nine months ended September 30, 2008. Before the cessions to Maiden Insurance of $45.8 million and $53.8 million for the nine months ended September 30, 2007 and 2008, respectively, the net premium written increased $18.8 million.

Net Premiums Earned. Net premium earned increased $7.0 million or 9.8% from $71.1 million for the nine months ended September 30, 2007 to $78.1 million for the nine months ended September 30, 2008. Before the cessions to Maiden Insurance of $16.7 million and $50.5 million for the nine months ended September 30, 2007 and 2008, respectively, net premium earned increased $40.8 million. The increase was a result of an increase in gross premium written in the twelve months ended September 30, 2008 compared to the twelve months ended September 30, 2007.

(dollars in millions unless noted otherwise)

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $3.3 million or 7.4% from $44.2 million for the nine months ended September 30, 2007 compared to $47.5 million for the three months ended September 30, 2008. The loss ratio for the segment decreased for the nine months ended September 30, 2008 to 60.8% from 62.3% for the nine months ended September 30, 2007. The Company’s actuarially projected ultimate losses remained consistent period over period.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $7.7 million or 21.8% from $34.8 million for the nine months ended September 30, 2007 to $42.5 million for the nine months ended September 30, 2008. The increase related, primarily, to higher salaries and benefits during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $5.2 million or 85.3% from $6.1 million to $11.3 million for the nine months ended September 30, 2007 and 2008, respectively. This increase is attributable to growth in ceding commissions offset by higher salary costs.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $192.3 million and $126.8 million in the nine months ended September 30, 2008 and 2007, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of these exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
($ amounts in thousands)	2008	2007
Cash and cash equivalents provided by (used in):
Operating activities	$90,027	$187,504
Investing activities	(228,109)	(184,782)
Financing activities	193,412	127,854

Net cash provided by operating activities was positive for the nine months ended September 30, 2008 but lower than net cash provided by operating activities in the nine months ended September 30, 2008, primarily because of the increase in claims paid during the nine months ended September 30, 2008.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the nine months ended September 30, 2008, the Company’s net purchases of fixed income securities totaled approximately $195 million, net sales of equity securities totaled $18 million and net sales of other investments totaled $11 million. Additionally, the Company had acquisition costs of approximately $59 million. For the nine months ended September 30, 2007, the Company’s net purchases of fixed income securities totaled approximately $115 million, net purchases of equity securities totaled approximately $5 million and net purchases of other investments totaled approximately $8 million. During 2007, the Company had acquisition costs of approximately $37 million and additionally the Company provided approximately $18 million related to a secured note in connection with the Warrantech transaction.

(dollars in millions unless noted otherwise)

 Cash provided by financing activities for the nine months ended September 30, 2008 consisted primarily of $40 million from entering into a term loan, $164 million received from entering into repurchase agreements offset by dividend payments of $7 million and $3 million of payments on the aforementioned term loan. Cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of cash proceeds of $93 million from entering into a reverse purchase agreement, $40 million generated by the issuance of additional junior subordinated debt in connection with the issuance of trust preferred securities offset by dividend payments of approximately $4 million.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments beginning on September 3, 2008 of $3.3 million and ending on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” and had a margin rate of 185 basis points and was 4.67% as of September 30, 2008. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain debt to equity ratio of 0.35 to 1 or less. The Company incurred financing fees of $0.1 million related to the agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company entered into a promissory note with Unitrin in the amount of $30 million. The note bears no interest rate and requires four annual principal payments of $7.5 million beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3.2 million based on current interest rates available to the Company. Accordingly, the note’s carrying balance was adjusted to $26.8 million at inception. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company. The Company recorded $0.3 million and $0.4 million of interest expense during the three months and nine months ended September 30, 2008 and the note’s carrying value at September 30, 2008 was $27.2 million.

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 3, 2008 with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line will be used for collateral for letters of credit. The agreement matures on June 30, 2009.   Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points.  As of September 30, 2008 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at September 30, 2008 for $22.4 million that reduced the availability on the line of credit to $2.6 million as of September 30, 2008.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short-term or fixed-income securities. As of September 30, 2008, there were approximately $310 million principal amount outstanding at interest rates between 2.42% and 3.75%. Interest expense associated with these repurchase agreements for the three months ended September 30, 2008 was $2.3 million of which $4.0 million was accrued as of September 30, 2008. The Company has approximately $310 million of collateral pledged in support of these agreements.

(dollars in millions unless noted otherwise)

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Reinsurance Agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing   security for its proportionate share of the obligations as contemplated by the Reinsurance Agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167.7 million as of September 30, 2008.

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

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements. The agreements cover losses in excess of $0.5 million through December 31, 2004, $600 effective January 1, 2005 and $1.0 million effective July 1, 2006, per occurrence up to a maximum $130 million ($80 million prior to 2004). We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses.

In addition to the coverage that the Company purchases for its workers compensation line of business the Company also purchases property per risk excess of loss coverage that has a limit of $13 million in excess of a retention of $2 million; property catastrophe coverage with a limit of $61 million in excess of a retention of $4 million and a casualty excess of loss coverage with a limit of $12 million in excess of a retention of $2 million. The casualty excess of loss reinsurance treaty also provides $20 million in excess of $12 million in clash coverage.

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

(dollars in millions unless noted otherwise)

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII, and Maiden Insurance to enter into a the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums for the lines of business written by AmTrust on the effective date. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition from TUIC, a subsidiary of Unitrin, Inc., of its Unitrin Business Insurance unit (“UBI”). AII ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto assumed by the Company as a result of this acquisition and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after June 1, 2008. The $2 million maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.  AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business subject to the amendment.

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

(dollars in millions unless noted otherwise)

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $146.2 million, or 11.6% to $1,407.7 million at September 30, 2008 from $1,261.6 million as of December 31, 2007 (excluding $16.9 million and $28.1 million of other investments, respectively). As of September 30, 2008, 94% of our fixed maturities are classified as available for sale, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Our fixed maturities classified as held to maturity are not impacted by changing interest rates. Our fixed maturity securities, gross, as of this date had a fair value of $935.4 million and an amortized cost of $1,006.6 million. Our equity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities, gross, carried at fair value were $43.3 million with a cost of $92.8 million as of September 30, 2008. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing rates.  Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	September 30, 2008		December 31, 2007
($ amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$198,096	14.1%	$145,337	11.5%
Time and short-term deposits	230,926	16.4	148,541	11.8
U.S. treasury securities	22,490	1.6	19,074	1.5
U.S. government agencies	23,468	1.7	144,173	11.4
U.S. agency - collateralized mortgage obligations	353,106	25.1	239,200	19.0
U.S. agency - mortgage backed securities	150,435	10.7	91,663	7.3
Other mortgage backed securities	-	-	4,153	0.3
Municipal bonds	27,925	2.0	10,428	0.8
Asset backed securities	5,796	0.4	10,226	0.8
Corporate bonds	352,178	25.0	369,733	29.3
Common stock	38,533	2.7	78,533	6.3
Preferred stock	4,793	0.3	504	—
	$1,407,746	100.0%	$1,261,565	100.0%

As of September 30, 2008, the weighted average duration of our fixed income securities was 5.4 years.

(dollars in millions unless noted otherwise)

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria we consider include:

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

During the nine months ended September 30, 2008, based on the criteria above, we determined that six equity securities and two fixed income securities were other-than-temporarily-impaired and accordingly wrote them down resulting in a $44.6 million realized loss.

In addition to non-cash write-downs of $13.3 million the Company took for the impaired equity securities during the nine months ended September 30, 2008, at September 30, 2008, the Company had $49.5 million of gross unrealized losses related to marketable equity securities. The Company’s investment in marketable equity securities consist of investments in common stock across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common stocks, 35 equity securities comprised $46 million, or 92% of the unrealized loss. 14 securities in the consumer products sector represent approximately 35% and $28.5 million, of the total fair value and 27% of the Company’s unrealized loss. 4 securities in the financial sector represent approximately 9% of the total fair value and 12% of the Company’s total unrealized losses and 11 common stocks in the health care, industrial and technology sectors which have fair values of approximately 13%, 5% and 6%, respectively, and approximately 16%, 18% and 5%, respectively, of the Company’s unrealized losses. Additionally, the Company owns 5 stocks in other sectors which accounts for 14% of the Company’s unrealized losses. The duration of these impairments range from 1 to 25 months. The remaining securities in a loss position are not considered individually significant and accounted for 8% of the Company’s unrealized losses. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

In addition to non-cash write-downs of $31.3 million the Company took for impaired fixed income securities during the nine months ended September 30, 2008, At September 30, 2008 the Company had 180 corporate bonds represent 37.7% of the fair value of our fixed maturities and 91.2% of the total unrealized losses of our fixed maturities. The Company owns 214 corporate bonds in the industrial, bank & financial and other sectors, which have a fair value of approximately 7.4%, 29.4% and 0.9%, respectively, and 9.3%, 81.1% and 0.8% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations.  Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

(dollars in millions unless noted otherwise)

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

Interest Rate Risk. We had fixed maturity securities (excluding $230.9 million of time and short-term deposits) with a fair value of $935.5 million and a carrying value of $935.4 million as of September 30, 2008 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of September 30, 2008.

(dollars in millions unless noted otherwise)

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ amounts in thousands)
200 basis point increase	$867,360	$(68,127)	$—	$(68,127)	(17.5)%
100 basis point increase	899,713	(35,774)	—	(35,774)	(9.2)
No change	935,489	—	935,397	—	—
100 basis point decrease	970,450	34,963	—	34,963	9.0
200 basis point decrease	1,006,533	71,046	—	71,046	18.3

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $355.3 million of debt instruments of which $151.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.0 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $2.0 million after tax realized currency loss based on our outstanding foreign denominated reserves of $60.4 million at September 30, 2008.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2008, the equity securities in our investment portfolio had a fair value of $43.3 million, representing approximately four percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2008. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.
Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ amounts in thousands)
5% increase	$45,491	$2,166		$2,166	0.6%
No change	43,326		$43,325
5% decrease	41,159	(2,166)		(2,166)	(0.6)%

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

The Company and the individual defendants have moved to dismiss the complaint. The motion is pending. The Company and each of the defendants believe the Complaint is without merit and intend to vigorously defend the action.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2008.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2008.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

Date: November 10, 2008	/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer