Form 10-K
period 2008-12-31
Amtrust Financial Services, Inc.
filed 2009-03-16
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

As of June 29, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $306,099,398.

As of February 25, 2009, the number of common shares of the registrant outstanding was 60,032,564.

Documents incorporated by reference: Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

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

Item 1. Business

Overview

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by AmTrust Financial Services, Inc. (“AmTrust,” the “Company,” “we,” “our,” or “us”). AmTrust is a multinational specialty property and casualty insurance holding company with operations in the United States, Europe and Bermuda. We principally provide insurance for small businesses and extended warranty coverages for consumer and commercial goods. Our products cover large numbers of insureds and have loss profiles which we believe are predictable. We target lines of insurance that we believe are generally underserved by larger insurance carriers. We have grown by hiring teams of underwriters with expertise in our specialty lines and, principally, through acquisitions of renewal rights to established books of specialty insurance business. Our principal operating subsidiaries are rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels.

We have operations in three business segments:

•	Small commerical business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the United States;
•	Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States, United Kingdom and certain other European Union countries; and
•	Specialty middle-market property and casualty insurance. We write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

The Company transacts business through eleven insurance company subsidiaries (collectively the “Insurance Subsidiaries”):

Name	Location of Domicile
Technology Insurance Company, Inc. (“TIC”)	New Hampshire
Rochdale Insurance Company (“RIC”)	New York
Wesco Insurance Company (“WIC”)	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	Florida
Milwaukee Casualty Insurance Co. (“MCIC”)	Wisconsin
Security National Insurance Company (“SNIC”)	Texas
Trinity Universal Insurance Company of Kansas, Inc. (“TUIC”)	Kansas
Trinity Lloyd’s Insurance Company (“TLIC”)	Texas
AmTrust International Insurance Ltd. (“AII”)	Bermuda
AmTrust International Underwriters Limited (“AIU”)	Ireland
IGI Insurance Company, Ltd. (“IGI”)	England

Our consolidated results include the results for our holding company and our wholly-owned subsidiaries which principally include:

•	TIC, RIC and WIC which underwrite small commercial business, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	AIIC, which underwrites workers’ compensation insurance in the United States;
•	MCIC, SNIC, TUIC, and TLIC which underwrite small commercial business coverages in the United States;
•	AIU, which underwrites specialty risk and extended warranty coverage plans in the European Union;
•	IGI, which underwrites specialty risk and extended warranty coverage in the European Union; and
•	AII, which reinsures the underwriting activities of TIC, RIC, AIIC, MCIC, SNIC, TUIC, TLIC, IGI and AIU.

Insurance, particularly workers’ compensation, is, generally, affected by seasonality and changes in unemployment rates and changes average hourly earnings. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our small commercial business and specialty middle market segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality may be tempered by our acquisition activity. While the national unemployment rate has increased from 5.0% in December 2007 to 7.2% in December 2008, the national average hourly wage has increased 3.9% during the same period and we believe the Company’s overall workers’ compensation premium has not been affected in the same manner due to our geographic distribution as well as changes in business mix and average premium rates charged.

AII, TIC, RIC, WIC, AIU, MCIC, SNIC, TUIC and TLIC are each rated “A-” (Excellent) by A.M. Best, which rating is the fourth highest of 16 rating levels. AIIC and IGI are unrated by A.M. Best. We reinsure our insurance risks through internal reinsurance agreements and agreements with third party reinsurers.

Recent Developments

In September 2008, the Company entered into a managing general agency agreement with CardinalComp, LLC (“CardinalComp”), a workers’ compensation managing general agent. The agency operates primarily in the State of New York. The Company wrote approximately $63 million of premiums in 2008 as a result of this relationship.

In February and March 2009, a subsidiary of the Company purchased 701,728 of the Company’s outstanding shares as part of the Company’s share repurchase plan.

Our Competitive Strengths and Growth Strategy

We plan to continue pursuing profitable growth and favorable returns on equity. Our approach involves the following:

Generate Underwriting Profits.  We intend to continue generating underwriting profits by controlling our operating expenses and focusing on underwriting specialty insurance risks in which we can use our expertise to price and structure policies to manage our claims expenses. We believe our competitive strengths include:

•	Focus on Specialty Insurance Markets. We focus on specialty markets in which we have underwriting, risk management and claims handling expertise. We also believe that larger insurance carriers generally do not aggressively pursue business in most of these markets. We target small commercial business risks in specific industry classes, because the loss experience of these risks is historically better than the loss experience presented by larger, more competitively priced risks in the same industry classes. In our specialty risk and extended warranty segment, we believe we work with our clients more closely than most of our competitors to customize specialty risk and extended warranty coverages for their products and monitor the performance of their coverages. In addition, our specialty risk and extended warranty coverages have generally provided predictable claims development without substantial exposure to catastrophes. The specialty middle-market property and casualty segment focuses on niche markets which we believe are underserved by larger carriers and also are less sensitive to the pricing volatility of the general insurance market.

•	Proprietary Technology and Efficient Systems. We have developed proprietary applications and efficient systems for underwriting new business, processing claims and monitoring the performance of our coverages and agents. We believe that we generally have a greater degree of control over profitability than our competitors and can take corrective action in a timely fashion.
•	Disciplined Underwriting. We believe that earning underwriting profits is best accomplished through careful risk selection. We regularly evaluate our underwriting guidelines in relation to actual results and make tailored revisions, such as the exclusion of a specific risk classification. We thoroughly review each new opportunity that we consider and, where applicable, customize the trms, conditions and exclusions of our coverage.
•	Actively Manage Claims. We believe that actively managing our claims is essential to reduce losses and loss adjustment expenses and to accurately establish reserves. We retain control of claims by monitoring our and our administrators’ performance through the analysis of timely policy and claims data, and by taking appropriate remedial action as necessary.

Opportunistically Grow Our Business.  We plan to continue to opportunistically expand our business in markets in which we believe we can use our specialized expertise and our proprietary technology to generate consistent underwriting profits through the following strategies:

•	Expand Existing Operations. We intend to continue to increase our presence in our chosen markets by seeking to expand our existing relationships with agents and other distributors, adding new distributors and developing new client relationships.
•	Prudent and Opportunistic Geographic Expansion. We intend to selectively expand our presence to additional domestic states, other European countries and additional foreign markets.
•	Selective Acquisitions. We intend to continue to seek to acquire renewal rights to additional books of specialty insurance business that fit our underwriting capabilities. We may also enter into purchase agreements.
•	Capitalize on Our Multinational Presence. We plan to continue using our multinational presence to opportunistically allocate capital and resources where we believe profitable business opportunities exist.
•	Manage Capital Actively. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining our A.M. Best ratings.
•	Maintain a Strong Balance Sheet. We continue to establish reserves carefully and monitor reinsurance recoverables exposure in order to maintain a strong balance sheet. We intend to maintain underwriting profitability in various market cycles and maximize an appropriate risk adjusted return on our growing investment portfolio.

Business Segments

The following table shows our gross written premium by segment for the years ended December 31, 2008, 2007 and 2006:

(Amounts in Thousands)	2008	2007	2006
Small Commercial Business	$458,842	$308,815	$258,930
Specialty Risk and Extended Warranty	415,921	306,357	132,826
Specialty Middle-Market Property and Casualty Insurance	235,811	224,219	134,318
Total	$1,110,574	$839,391	$526,074

Additional financial information regarding our segments is presented in Note 23 “Segments” of the notes to our 2008 audited financial consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business Insurance

Through our small commercial business insurance segment (formerly known as small business workers’ compensation insurance) we insure small businesses in low and medium hazard classes, such as restaurants, retail stores and physicians and other professional offices. The small commercial business insurance segment consists of mono line workers’ compensation and commercial package. Workers’ compensation insurance provides coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package provides a broad array of products to small businesses, including commercial property, general liability, inland marine automobile, workers’ compensation, umbrella and farm and ranch owners. We focus on small businesses because we believe these policyholders may not fit the underwriting criteria of larger carriers due to their size and low average premiums. We believe we can profitably underwrite these accounts because our technology enables each risk to be individually underwritten and provides effective loss control for a large number of small risks. Because of the relatively small policy size, we believe that the small business segment is less competitive than the general workers’ compensation or commercial package markets. For these reasons, we believe that, historically, we have achieved higher retention and renewal rates than in the general market. We currently underwrite insurance in 47 states and the District of Columbia through a network of approximately 8,000 independent wholesale and retail agents. Our small commercial business insurance segment accounted for approximately 41.3%, 36.8% and 49.2% of our gross premiums written in the years ended December 31, 2008, 2007 and 2006, respectively.

Our policy renewal rate on voluntary business (excluding assigned risk plans) was 83%, 83% and 84% in 2008, 2007 and 2006, respectively.

Some of our commonly written small business risks include:

•	restaurants;
•	retail stores and strip malls;
•	physician and other professional offices;
•	building management-operations by owner or contractor;
•	private schools;
•	business traveler hotels/motels;
•	light manufacturing;
•	small grocery and specialty food stores;
•	auto fleets (non-trucking)
•	retail stores

Specialty Risk and Extended Warranty

Our specialty risk and extended warranty coverage segment primarily serves manufacturers, service providers, retailers and third party warranty administrators which provide coverage for accidental damage, mechanical breakdown and related risks for consumer and commercial goods. In 2008, approximately 47% of the gross premiums written in this segment were written in Europe while the balance was written in the United States. We believe we can profitably underwrite coverage plans by managing the frequency and severity of losses through: (i) carefully selecting suitable administrators and coverage plans to insure, (ii) drafting restrictive, risk-specific coverage terms, (iii) proactively managing claims, and (iv)if necessary, adjusting our premiums. We often assist our clients in developing coverage plans by using historical product data and industry data to evaluate (or adjust) pricing and contract terms. We believe that providing this expertise to our clients may give us a competitive advantage in this line of business. We provided coverage for approximately 350 and 300 extended warranty and accidental damage coverage plans as of December 31, 2008 and 2007, respectively. We distribute our specialty risk and extended warranty coverage primarily through warranty administrators and brokers, and also directly to manufacturers, service providers and retailers. Our specialty risk and extended warranty coverage segment accounted for approximately 37.5%, 36.5% and 25.3% of our gross premiums written in the year ended December 31, 2008, 2007 and 2006, respectively.

Our specialty risk and extended warranty business primarily covers selected consumer and commercial goods and other risks, including:

•	personal computers;
•	consumer electronics, such as televisions and home theater components;
•	consumer appliances, such as refrigerators and washing machines;
•	automobiles (no liability coverage);

•	cellular telephones
•	furniture;
•	heavy equipment;
•	homeowner’s latent defects warranty;
•	hand tools;
•	credit payment protection in the European Union;
•	GAP insurance
•	commercial and residential properties; and
•	legal expenses.

In our specialty risk and extended warranty segment, we issue policies which have a term of 12 to 18 months. The policies insure the insured’s contractual liability under contracts which have terms ranging from one month to 84 months. The weighted average term is 32 months. In the event of poor results, we generally have the right to increase premium rates during the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is primarily dependent upon our management and review. We collect and analyze claims data to forecast future claims trends on a continuing basis. We also provide warranty administration services for a limited number of coverage plans in the United States.

Our renewal rate on specialty risk and extended warranty coverage plans that we elected to quote for renewal was over 90% for the years ended 2008, 2007 and 2006.

Specialty Middle-Market Property and Casualty Insurance

Through our specialty middle-market property and casualty insurance segment, we serve narrowly defined, homogeneous, commercial property and casualty insureds. The risks to which these insureds are exposed require in-depth knowledge of the industry segment in which the insured operates. Underwriting often entails customized coverage, loss control and claims services as well as risk sharing mechanisms. We partner with wholesale agents and claims administrators to originate and manage our book of business. We target small and middle-market businesses. The coverages offered consist primarily of workers’ compensation, general liability, commercial auto liability and commercial property insurance. As of December 31, 2008, we wrote 44 coverage plans through 23 independent agents. Our specialty middle market property and casualty insurance segment accounted for approximately 21.2%, 26.7% and 25.5% of our gross premiums written in the years ended December 31, 2008, 2007 and 2006, respectively.

The coverage is offered through accounts with various agents to multiple insureds, and the placing agents generally share a portion of the risk.

Policyholders in this segment primarily include the following types of industries:

•	retail;
•	wholesale;
•	service operations;
•	artisan contracting;
•	light and medium manufacturing; and
•	habitational.

Workers’ compensation insurance comprised approximately 35% of this business in 2008 and 2007 and primarily covers risks similar to the workers’ compensation risks we cover in our small commercial business segment, but also covers, to a small extent, higher risk businesses. The general liability and commercial auto lines comprised approximately 25% and 25%, respectively of this business in 2008 and 30% and 20% in 2007, respectively, and generally limit exposure through coverage limits of $1.0 million per occurrence on a net basis. The specialty middle-market property and casualty segment produced approximately $235.8 million, $224.2 million and $134.3 million in gross premium written in 2008, 2007 and 2006, respectively. Currently, claims for this segment are administered by third parties. We closely monitor the performance of third party administrators through the review and analysis of monthly claim data and periodic audits.

Acquisitions

Our acquisitions historically have involved the purchase of distribution networks and renewal rights from other insurance companies. In these transactions, we purchase access to the seller’s distribution networks, the right to hire certain of the seller’s employees, non-competition covenants and the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire. Our ability to renew policies is subject to our ability to negotiate mutually acceptable price and coverage terms with each insured. We typically pay the seller a combination of an initial purchase price and a percentage of the premiums we receive on business that we successfully renew. Because, in a majority of acquisitions we have completed, the cost of each transaction is ultimately based on the amount of business we renew, we believe that these transactions are generally more cost effective than traditional types of acquisitions. Additionally, in 2007 and 2008, we completed stock purchases of IGI and AIIC. We will continue to evaluate both types of transactions as they present themselves as we believe both types can be accretive to earnings and return on equity. The following is a summary of the Company’s major acquisition activity:

UBI

In June 2008, we completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies, MCIC, SNIC, TUIC and TLIC through which Unitrin wrote its UBI business and which are collectively licensed in 32 states. We paid approximately $88.5 million in consideration for UBI. From the date of acquisition, UBI wrote approximately $92.8 million of premiums in 2008. As part of this transaction, the Company assumed $78.2 million of unearned premium. The $78.2 million consisted of $59.8 million of unearned premium related to the four acquired insurance companies at acquisition date and $18.4 million of unearned premium related to nonacquired Unitrin businesses. As a result, the Company has included $18.4 million of the non acquired Unitrin businesses’ unearned premium in the Company’s written premium in 2008.

Associated

In September 2007, we acquired 100% of the issued and outstanding stock of Associated Industries Insurance Services, Inc. (“AIIS”) a Florida-based workers’ compensation managing general agency, and its wholly-owned subsidiary, Associated Industries Insurance Company (“AIIC”), (collectively, “Associated”). Associated is a Florida workers’ compensation insurer, also licensed in Alabama, Georgia and Mississippi. We paid approximately $38.9 million for AIIS. AIIC wrote approximately $26.0 million and $17.7 million of premiums in 2008 and 2007, respectively. In addition, AIIS wrote $58.9 million and $65.7 million of premiums in 2008 and 2007, respectively on TIC.

IGI Group

In April 2007, we acquired, through a subsidiary, 100% the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty insurer. The acquisition has enabled the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. We paid approximately $15.2 million for IGI. IGI wrote approximately $66.2 million and $58.2 million of premiums in 2008 and 2007, respectively.

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

In connection with the acquisition of WIC, we agreed to write certain types of insurance for HIG that are 100% reinsured by HSBC. The premium written associated with this arrangement in 2008, 2007 and 2006 was approximately $25 million, $33 million and $26 million, respectively.

Muirfield

In June 2006, we acquired from Muirfield Underwriters, Ltd. (“Muirfield”), access to its distribution network, the right to hire certain employees, non-competition covenants and the right, but not the obligation, to offer renewals to Muirfield’s policyholders. We paid Muirfield $2.0 million at closing and have agreed to pay a specified percentage of direct premiums written on new policies and renewal policies, quarterly, through the three year period ending May 31, 2009. The $2.0 million payment made at closing, included $0.5 million as an advance against the quarterly payments. As of December 31, 2008, we have made additional payments of approximately $1.2 million. Muirfield and its affiliates have agreed not to solicit workers’ compensation business prior to June 1, 2012. We wrote approximately $24 million, $31 million and $14 million in premiums in 2008, 2007 and 2006, respectively.

Strategic Agreements and Partnering Relationships

Maiden

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII is ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto at the effective date and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2 million maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business. AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business. The Company recorded approximately $114 and $59 million of ceding commissions during 2008 and 2007, respectively, as a result of this master agreement.

Maiden is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. Messrs. Karfunkel and Mr. Zyskind contributed $50 million to Maiden Insurance and have a 30.1% ownership interest, inclusive of warrant exercise, in Maiden. In July 2007, Maiden raised approximately $480.6 million in a private placement. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation “Warrantech” in a cash merger. The Company contributed $3.9 million for a 27% equity interest Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross premium written of approximately $86.5 million and $41.3 million in 2008 and 2007, respectively. The Company recorded an investment loss of approximately $1.0 million and $0.7 million from its equity investment in 2008 and 2007, respectively. As of December 31, 2008 the Company’s equity interest was approximately $2.1 million. Additionally in 2007, the Company provided Warrantech with a $20 million senior secured note due January 31, 2012 (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of December 31, 2008 the carrying value of the note receivable was $21.6 million (note receivable — related party).

Geographic Distribution

The U.S. Insurance Subsidiaries, collectively, are licensed to provide including workers’ compensation insurance and commercial property and casualty insurance in 50 states and the District of Columbia, and in the year ended December 31, 2008, we wrote commercial property and casualty in 47 states and the District of Columbia. The table below identifies, for the year ended 2008, the top ten producing states by percentages of our direct gross premiums written in our small commercial business insurance segment and the equivalent percentage for the years ended 2008, 2007 and 2006.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2008	2007	2006
New York	19.8%	9.2%	11.7%
Florida	19.2	23.7	22.4
Illinois	10.8	10.0	9.1
Texas	8.4	2.5	2.9
Georgia	6.6	8.4	9.7
New Jersey	6.3	13.3	15.3
Pennsylvania	3.2	7.6	9.2
Virginia	3.1	2.9	1.6
South Carolina	1.9	2.6	2.6
Montana	1.7	0.7	—
All Other States and the District of Columbia	19.0	19.1	15.6
	100.0	100.0	100.0

(1)	Direct premiums consist of gross premiums written other than those premiums assumed or written that are attributable to assigned risk plans.

We are licensed to provide specialty risk and extended warranty coverage in 50 states and the District of Columbia, and in Ireland and Great Britain, and pursuant to European Union law, certain other European Union member states.

Based on coverage plans written or renewed in 2008, 2007 and 2006, the European Union accounted for approximately 47%, 55% and 54%, respectively, of our specialty risk and extended warranty business and in 2008, the United Kingdom, France and Norway accounted for approximately 44%, 19% and 15%, respectively of our European specialty risk and extended warranty business. The table below shows the geographic distribution of our annualized gross premiums written in our specialty risk and extended warranty segment with respect to coverage plans in effect at December 31, 2008.

Percentage of Specialty Risk and Extended Warranty Gross Premiums Written by Country

Year Ended December 31,
Country	2008	2007	2006
United States	53%	45%	46%
United Kingdom	21	29	26
France	9	6	—
Norway	7	12	18
Sweden	6	6	7
Other	4	2	3
Total	100	100	100

The table below shows the distribution by state of our direct written premiums in our specialty middle-market property and casualty segment.

Percentage of Specialty Middle-Market Property and Casualty Direct Premiums Written By State

	Year Ended December 31,
State	2008	2007	2006
New York	42%	48%	45%
New Jersey	9	10	12
Pennsylvania	6	8	8
North Carolina	6	4	2
Illinois	5	2	2
California	3	3	3
Florida	3	2	1
Missouri	2	2	3
Tennessee	2	2	1
South Carolina	2	1	—
Kansas	2	1	1
Georgia	1	1	1
Wisconsin	1	1	—
Virginia	1	—	1
All other States and the District of Columbia	14	15	20
Total	100	100	100

Distribution

We market our small commercial business insurance products and specialty risk and extended warranty products through unaffiliated third parties that charge us a commission or, as is often the case in our specialty risk and extended warranty segment, charge an administrative fee to the manufacturer or retailer which offers the extended warranty or accidental damage coverage plan. Accordingly, the success of our business is dependent upon our ability to motivate these third parties to sell our products and support them in their sales efforts. The special middle-market property and casualty business is distributed through a limited number of qualified general and wholesale agents. The agent network is restricted to experienced, professional agents that have the requisite licensing to conduct business with AmTrust.

Small Commercial Business

Currently, we have a network of approximately 8,000 independent wholesale and retail agents, located in 47 states and the District of Columbia. We plan to maintain our specialized small commercial business market focus and grow our policyholder base through development of additional agent relationships and expansion of current agent relationships. Our efforts to maintain and broaden our market include the continued development and enhancement of software that enables and promotes responsive interaction with our agents, including our proprietary web-based indicative rate quotation system. Our current system permits agents and brokers to determine whether a risk is within our eligible classes in real-time and enables the underwriters, in most cases, to make an underwriting determination within two business days of receiving a request. We also have enhanced our marketing and customer liaison capabilities for small-business workers’ compensation insurance by acquiring distribution networks and renewal rights from companies that had long-standing relationships with agents and the expertise and infrastructure to support placing and servicing the smaller workers’ compensation insurance accounts that make up the core of our workers’ compensation business. These acquisitions have expanded our geographic reach.

Specialty Risk and Extended Warranty

We market our specialty risk insurance and extended warranty coverage primarily through brokers and third party warranty administrators.

Specialty Middle-Market Property and Casualty

The specialty middle-market property and casualty segment currently is distributed through a network of 23 general and other wholesale agents in the United States. This coverage is offered through these wholesale agents to multiple retail agents and insureds. These wholesale agents typically have a significant role in underwriting and claims administration as well. These agents or the ultimate insureds generally share a portion of the risk. We pay these agents commission based on the services they provide. In addition, generally, a substantial portion of the commission is based on the profitability over time of business written in a given year.

Underwriting and Pricing

Small Commercial Business

We use proprietary web-based tools and computer applications to assist in the underwriting process for our small commercial business insurance. The underwriting request is electronically delivered to one of our underwriters who reviews the submission. If the underwriter approves the submission, the underwriter provides a quote to the agent. Our system will not allow business to be placed if it does not fit within our guidelines. Due to our adherence to our underwriting guidelines and filed rates, we offer quotes on only about 50% of the coverage requests we receive and issue policies on approximately half of the quotes we provide. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions. As of December 31, 2008, we employed approximately 80 underwriters in the small commercial business segment.

Specialty Risk and Extended Warranty

We underwrite our specialty risk coverage on a coverage plan-level basis, which involves substantial data collection and actuarial analysis as well as analysis of applicable laws governing policy coverage language and exclusions. We prefer to apply a historical rating approach in which we analyze historical loss experience of the covered product or similar products rather than an approach that attempts to estimate our total exposure without such historical data. In addition, we believe that the warranty administrator is very important to the profitability of each coverage we underwrite because the warranty administrator typically handles marketing and claims administration. Accordingly, the underwriting of each coverage plan includes a critical evaluation of the prospective warranty administrator. The results of our underwriting analysis are used to determine the premium we charge and to draft the coverage language and exclusions. The underwriting process in our specialty risk and extended warranty segment generally takes three months or more to complete. We ultimately underwrite approximately 20% of the specialty risk and extended warranty business we are offered. Our specialty risk and extended warranty business is underwritten primarily in London, the United States and Sweden.

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

Claims Administration

Small Commercial Business

We internally administer all claims in our small commercial business segment. We have structured our claims operation to provide immediate and personal management of claims to guide our insureds and other involved parties through the claims adjudication process in an effort to allow them to return to normal business or personal operations as promptly as practicable. We seek to limit the number of claim disputes with all parties through early intervention in the claims process. We use a proprietary system of internet-based tools and applications that enable our claims staff to concentrate on investigating submitted claims, to seek subrogation opportunities and to determine the actual amount of damages involved in each claim. This system allows the claims process to begin as soon as a claim is submitted.

Workers’ Compensation Claims

In 2008, approximately 77% of our small commercial business claims sought only medical expenses as opposed to an additional claim for lost wages. Based on industry data, we believe this rate exceeds the workers’ compensation industry average. We believe that we have such a high percentage of medical-only claims because of the nature of small businesses. As of December 31, 2008 with respect to our small commercial business segment, approximately 1.6% of the 2,521 claims reported for accident year 2003 were open, 2.4% of the 5,310 claims reported for accident year 2004 were open, 2.5% of the 7,611 claims reported for accident year 2005 were open, 8.7% of the 11,545 claims reported for accident year 2006 were open, 8.8% of the 16,149 claims reported for accident year 2007 were open and 32.3% of the 16,396 claims reported for accident year 2008 were open.

Our workers’ compensation adjusters handle an average workers’ compensation indemnity caseload of approximately 115 claims and have an average of 20 years of experience. Supervision of the adjusters is performed by our internal claims manager in each region. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

We have workers’ compensation claims offices in Alabama, Florida, Georgia, Illinois, Iowa, Montana, New Jersey, Pennsylvania, Texas and Wisconsin.

Commercial Property and Casualty Claims

The commercial package claims operation is separated into four processing units; casualty, property, cost-containment/recovery and a fast track physical damage unit. This allows for the application of specific talents and claims knowledge to assist in the handling of losses. Overall, our adjusters handle an average caseload of approximately 110 claims.

As of December 31, 2008, our small commercial business property and casualty claims were comprised of the following approximate percentages; 60% automobile, 20% property and the remaining 20% involving general liability, inland marine and umbrella losses. At the end of 2008, 16.3% of the 3,444 claims reported in 2008 subsequent to acquisition date remained open.

Our small commercial business adjusters have an average of 18 years of experience. Supervision of the adjusters is performed by our internal claims management in our Dallas office, comprised of a staff that has an average of over 31 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

We have small commercial business claims offices in Texas and Oregon.

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

Specialty Middle-Market Property and Casualty

In the specialty middle-market property and casualty segment third party administrators generally handle claims and provide periodic loss reports. Approximately 19 such providers administered this business as of December 31, 2008. We closely monitor the loss experience of each coverage we provide and audit claims paid by the administrators at least twice each twelve-month period. We intend to integrate claims administration into our systems over time, which will enable us to have immediate access to all claims information.

Reinsurance

Our insurance subsidiaries cede portions of their insurance risk to reinsurance companies through reinsurance agreements. Such agreements serve to limit our maximum loss as a result of a single occurrence. The cost and limits of the reinsurance coverage we purchase vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account. We have obtained excess of loss reinsurance for our small commercial business coverage and our specialty middle-market property and casualty business segment. We have obtained variable quota share reinsurance for our European Union specialty risk and extended warranty insurance exposures.

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

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which

(a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto at acquisition date and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2 million maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

The following table summarizes the ten reinsurers that account for approximately 85% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2008:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2008
		($ In Thousands)
Maiden Insurance Company Ltd.	A-	$173,734
Trinity Universal Insurance Company(1)	A	119,172
American Home Assurance Company	A+	89,611
National Workers’ Compensation Reinsurance Pool(2)		23,404
PMA Capital Insurance Company(3)	C++	11,748
General Reinsurance Corporation	A++	8,721
Hannover Ruckversicherungs AG	A-	7,730
MIC Property & Casualty Insurance Corp	A	7,585
Munich Reinsurance Company	A+	6,549
Imagine Insurance Co Ltd(4)	NR-4	6,202

(1)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to their acquisition by the Company, MCIC, SNIC, TUIC and TLIC ceded all of their net retention to Trinity Universal.
(2)	As per the NWCRP Articles of Agreement reinsurance is provided through a 100% Quota Share Reinsurance Agreement entered into among the Servicing Carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.
(3)	At the time of the Company’s acquisition of AIIC, PMA was a reinsurer of AIIC. PMA’s reinsurance business is in orderly runoff. We continue to collect payments from PMA on a timely basis.
(4)	The Company has letter of credit in place of approximately $9 million.

Third Party Excess of Loss Reinsurance

We purchase excess of loss reinsurance for our workers’ compensation, commercial property and casualty business attributable to both the small commercial business segment and the specialty middle market segment, from third party reinsurers. Under excess of loss reinsurance, covered losses in excess of the retention level up to the limit of the reinsurance coverage are paid by the reinsurer. Our excess of loss reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. In return for this coverage, we pay our reinsurers a percentage of our net or gross earned insurance premiums subject to certain minimum reinsurance premium requirements. Different layers in our excess of loss reinsurance program are scheduled to renew at different times during the year.

Workers’ Compensation Excess of Loss

The following description of our third party workers’ compensation reinsurance protection covers the period from January 1, 2006 through December 31, 2008 and certain periods prior to January 1, 2006. Some layers of this reinsurance include so-called “sunset clauses” which limit reinsurance coverage to claims reported within eight years of the inception of a 12-month contract period and may also include commutation clauses which permit reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities, which may ultimately prove to be inadequate. In addition to insuring employers for their statutory workers’ compensation liabilities, our workers’ compensation policies provide insurance for the employers’ tort liability (if any) for bodily injury or disease sustained by employees in the course of their employment. Certain layers of our workers’ compensation reinsurance exclude coverage for such employers’ liability insurance or provide coverage for such insurance at lower limits than the applicable limits for workers’ compensation insurance.

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

•	The first layer of this reinsurance provides $9.0 million of coverage per occurrence in excess of our $1.0 million retention. It has an annual aggregate deductible of $1.25 million and reinsures losses in excess of $1.0 million up to $10.0 million. Pursuant to these deductible provisions, we must pay a total amount of $1.25 million in workers’ compensation losses incurred in 2006 in excess of our $1.0 million retention before we are entitled to any reinsurance recovery. 45% of this layer is reinsured by Maiden Insurance.
•	The second layer provides $10.0 million of coverage per occurrence in excess of $10.0 million. This layer reinsures losses in excess of $10.0 million up to $20.0 million.
•	The third layer provides $30.0 million of coverage per occurrence for claims in excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million up to $50.0 million. It has limits of $10.0 million per individual. This means that if an individual is involved in a compensable claim, the maximum coverage provided under this layer would not exceed $10.0 million for that individual. It has an aggregate limit of $60.0 million for the entire 12-month contract period.
•	The fourth layer provides $30.0 million of coverage per occurrence for claims in excess of $50.0 million. It reinsures losses in excess of $50.0 million up to $80.0 million. It has limits of $10.0 million per individual and an aggregate limit of $60.0 million for the entire 12-month contract period.
•	The fifth layer provides $50.0 million of coverage per occurrence for claims in excess of $80.0 million. It reinsures losses greater than $80.0 million up to $130.0 million. It has limits of $10.0 million ($5.0 million for losses occurring before May 1, 2005) per individual and an aggregate limit of $100.0 million for the entire 12-month contract period.

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

Certain layers of our reinsurance provide coverage for losses caused by terrorism. For terrorism losses in excess of $20.0 million per occurrence, we have three layers of reinsurance, none of which provides coverage for nuclear, biological or chemical terrorism. This additional reinsurance is provided net of any recovery that we receive from the federal government pursuant to the Terrorism Risk Insurance Act of 2002, as modified by the Terrorism Risk Insurance Extension Act of 2005 (“TRIA”). As discussed above, these three layers expired in May 2007 and we are in the process of soliciting renewals.

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

Casualty Reinsurance:

From June 1, 2008 through May 31, 2009, we retain the first $2 million per occurrence on third party liability (casualty) losses. We cede the amounts in excess of $2 million on each such loss. Our reinsurance for such claims totals $30 million per occurrence, in a three layer tower.

•	The first layer of this reinsurance provides $3 million of coverage per occurrence in excess of our $2 million per occurrence retention. Under this contract, the per occurrence limit is reinstated without additional premium. This layer has an annual aggregate reinsured limit of $12 million.
•	The second layer of this reinsurance provides $7 million of coverage per occurrence in excess of $5 million per occurrence. This layer has an annual aggregate reinsured limit of $21 million.
•	The third layer of this reinsurance provides $20 million of coverage per occurrence in excess of $12 million per occurrence. This layer has an annual aggregate reinsured limit of $40 million.

Property per Risk Excess Coverage:

From June 1, 2008 through May 31, 2009, we retain the first $2 million per risk on property losses. We cede the amounts in excess of $2 million on each such loss. Our reinsurance for such claims totals $13 million per risk, subject to the per occurrence and aggregate reinsured limits noted below, in a two layer tower.

•	The first layer of this reinsurance provides $3 million of coverage per risk in excess of our $2 million per risk retention. Under this contract, the per risk limit may be reinstated once without additional premium. The contract requires additional premium to reinstate the per risk limit of liability after the second reinsured loss. Recovery under this layer is limited to $6 million reinsured per occurrence and is further subject to an annual aggregate reinsured limit of $9 million.
•	The second layer of this reinsurance provides $10 million of coverage per risk in excess of $5 million per risk. Recovery under this layer is limited to $10 million reinsured per occurrence and is further subject to an annual aggregate reinsured limit of $20 million.

Property Catastrophe Reinsurance

From June 1, 2008 through May 31, 2009, we retain the first $4 million per occurrence on property losses per occurrence, net of recoveries under the property Per Risk Reinsurance referenced above. We cede the amounts in excess of $4 million on each such loss. Our reinsurance for such claims totals $61 million per occurrence, in a two layer tower.

•	The first layer of this reinsurance provides $11 million of coverage per occurrence in excess of our $4 million retention. This layer has an annual aggregate reinsured limit of $22 million. We also purchase second reinstatement coverage that provides an additional $11 million of annual aggregate reinsured limit in the event that we incur more than $22 million in losses to the first layer during the contract period.
•	The second layer of this reinsurance provides $50 million of coverage per occurrence in excess of $15 million per occurrence. This layer has an annual aggregate reinsured limit of $100 million.

Our property and casualty contracts expire on May 31, 2009 and we currently are evaluating our program in preparation for negotiating the June 1, 2009 protections for this portfolio.

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

As of December 31, 2008, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $385.6 million, of which $29.2 million was reserves from mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely on substantial judgment.

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

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by AmTrust’s monthly factors as of December 31, 2008 (in millions):

	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$521.1	$29.2	$550.3
Gross reserve	569.0	29.2	598.2
Higher estimate	660.0	29.2	689.2
Net Workers’ Compensation Reserves:
Lower estimate	$319.6	$29.2	$348.8
Net reserve	356.4	29.2	385.6
Higher estimate	409.1	29.2	438.3

The higher estimate would increase reserves by $52.7 million and reduce net income and stockholders’ equity by $34.3 million. The lower net estimate would decrease reserves by $36.9 million and increase net income and stockholders equity by $24.0 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect future cash flow as losses are paid.

In 2005, we recognized a $1.0 million redundancy in prior year’s reserves. In 2006, we recognized a $0.5 million deficiency in prior year’s reserves, related primarily to our involuntary participation in the National Workers’ Compensation Reinsurance Pool or equivalent state pool which are administered by the National Council on Compensation Insurance (collectively, the “NCCI Pools”). In 2007, we recognized a $2.1 million deficiency in prior year’s reserves related primarily to the NCCI pools. In 2008, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $0.5 million as result of favorable development in both the small commercial business segment and specialty risk segment partially offset by unfavorable development in our specialty middle market segment as well as the Company’s involuntary participation in NCCI pools. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. As we write more business and develop more reliable data, we assign more weight to our individual loss development factors than to industry-wide factors. Because our losses have developed more favorably than the industry as a whole, except for the NCCI pools, our actuarially projected reserves have decreased.

Specialty Risk and Extended Warranty

Specialty risk and extended warranty claims are usually paid quickly, development on a known claim is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, i.e. amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2008 and 2007 for our specialty risk and extended warranty segment was $27.3 million and $38.8 million, respectfully. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2008 and 2007 was $48.7 and $48.8 million, respectfully. An upward movement of 5% on overall reserves would result in a reduction of income in 2008 of $2.4 million before tax and $1.6 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $2.4 million before tax and $1.6 million after tax.

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

Different specialty risk and extended warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2008 for our specialty risk and extended warranty segment was $211.2 million. Though we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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

When a claim is reported, an initial case reserve is established for the estimated amount of the loss based on the adjuster’s view of the most likely outcome of the claim at that time. Initial case reserves are established within 30 days of the claim report date and consist of anticipated liability payments, first party payments, medical costs, and specific adjustment expense payment, which we refer to as defense and cost containment, or DCC expenses. This establishes a case incurred amount for a particular claim. The estimated amount of loss for a reported claim is based upon various factors, such as:

•	Line of business — General Liability, Auto Liability, or Auto Physical Damage:
•	Severity of injury or property damage;
•	Number of claimants;
•	Statute of limitation and repose;
•	Insurance policy provisions, especially applicable policy limits and coverage limitations;
•	Expected medical procedures, costs, and duration treatment;
•	Our knowledge of circumstances surrounding the claim; and
•	Possible salvage and subrogation.

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

We began writing general liability, commercial auto, and commercial property (jointly known as CPP) business in 2006. As a result, there is a limited amount of loss data available for analysis. In order to establish IBNR reserves for CPP lines of business, we project ultimate losses by accident year through the use of industry experience by line. The limited amount of CPP historical data does not allow us to develop our own development patterns. Instead, we rely on three methods that utilize industry development patterns by line of business:

•	Yearly Incurred Development (Use of Industry Factors by Line). For each line, the development factors are taken directly from Insurance Services Office, Inc. (“ISO”) loss development publications for a specific line of business. These factors are then applied to the latest actual incurred losses and DCC by accident year, by line of business to estimate ultimate losses and DCC;
•	Expected Loss Ratio. For each line, an expected loss ratio is taken from our original account level pricing analysis. These loss ratios are then applied to the earned premiums by line by year to estimate ultimate losses and DCC.; and

•	Bornhuetter-Ferguson Method. For each line, IBNR factors are developed from the applicable industry loss development factors and expected losses are taken from the original account level pricing analysis. IBNR factors are then applied to the expected losses to estimate IBNR amount of loss and DCC.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2008, 2007 and 2006, reflecting changes in losses incurred and paid losses:

	2008	2007	2006
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$775,392	$295,805	$168,007
Less: Reinsurance recoverables at beginning of year	258,028	44,127	17,667
Net balance, beginning of year	517,364	251,678	150,340
Incurred related to:
Current year	238,847	274,897	209,626
Prior year	(544)	2,089	514
Total incurred losses during the year	238,303	276,986	210,140
Paid losses and LAE related to:
Current year	(144,272)	(120,065)	(70,532)
Prior year	(112,893)	(59,990)	(38,270)
Total payments for losses and LAE	(257,165)	(180,055)	(108,802)
Commuted loss reserves	—	—	—
Net balance, December 31	498,502	348,609	251,678
Acquired outstanding loss and loss adjustment reserve	15,173	168,755	—
Effect of foreign exchange rates	(4,020)	—	—
Plus reinsurance recoverables at end of year	504,404	258,028	44,127
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,014,059	$775,392	$295,805

As of December 31, 2008, our gross reserves for loss and loss adjustment expenses were $1,014.1 million, of which our IBNR reserves represented 31.3% of our gross reserves on that date. As of December 31, 2008, our gross loss reserves for our small commercial business business segment was $752.5 million, our gross reserves for our specialty risk and extended warranty segment was $80.9 million and our gross reserves for specialty middle market segment was $180.7 million.

As of December 31, 2007, our gross reserves for loss and loss adjustment expenses were $775.4 million, of which our IBNR reserves represented 57.3% of our gross reserves on that date. As of December 31, 2007, our gross loss reserves for our small business worker’s compensation segment was $616.8 million, our gross reserves for our specialty risk and extended warranty segment was $71.8 million and our gross reserves for specialty middle market segment was $86.8 million.

As of December 31, 2006, our gross reserves for loss and loss adjustment expenses were $295.8 million, of which our IBNR reserves represented 57.1% of our gross reserves on that date. As of December 31, 2006, our gross loss reserves for our small business worker’s compensation segment was $238.0 million, our gross reserves for our specialty risk and extended warranty segment was $29.3 million and our gross reserves for specialty middle market segment was $28.5 million.

Loss Development

The table below shows the net loss development for business written each year from 1998 through 2008. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2008, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

The period from 1998 to 2000 relates primarily to business written prior to the acquisition of TIC and RIC by our current stockholders. Therefore, the high redundancies in these periods were attributable primarily to the runoff of these closed books of business.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	8,972	10,611	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365	509,655
Net reserve estimated as of:
One year later	6,999	5,991	7,485	9,815	13,771	36,812	83,957	150,854	253,767	516,821
Two years later	5,855	5,466	6,653	10,034	13,804	37,954	83,293	150,516	215,465
Three years later	4,353	4,870	5,510	10,797	10,175	35,056	82,906	122,601
Four years later	4,609	4,245	5,510	10,797	11,179	34,844	70,146
Five years later	3,931	4,245	5,510	9,336	10,524	27,992
Six years later	3,931	4,245	5,510	9,179	9,089
Seven years later	3,931	4,245	5,510	9,005
Eight years later	3,931	4,245	5,510
Nine years later	3,931	4,245
Ten years later	3,931
Net cumulative redundancy (deficiency)	5,041	6,366	4,886	1,901	4,313	5,404	14,773	27,739	36,213	544

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Cumulative amount of reserve paid, net of reinsurance recoverables through:
One year later	203	222	542	971	1,904	5,079	51,738	24,050	38,010	113,567
Two years later	76	106	1,050	1,187	2,328	10,198	62,414	35,894	70,406
Three years later	127	212	1,117	1,439	2,877	13,043	70,351	48,804
Four years later	254	349	677	1,439	3,493	14,768	75,745
Five years later	419	169	677	1,526	3,670	16,942
Six years later	190	169	677	1,529	4,666
Seven years later	190	169	677	2,411
Eight years later	190	169	677
Nine years later	190	169
Ten years later	190
Net reserve – December 31,	8,972	10,611	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365	509,655
Reinsurance Recoverable	391	531	821	1,742	4,078	3,529	14,445	17,667	44,127	258,027	504,404
Gross reserves – December 31,	9,363	11,142	11,217	12,648	17,480	36,925	99,364	168,007	295,805	775,392	1,014,059
Net re-estimated reserve	3,931	4,245	5,510	9,005	9,089	27,992	70,146	122,601	215,465	516,821
Re-estimated reinsurance recoverable	—	—	—	—	2,473	1,730	14,445	16,950	44,568	258,028
Gross re-estimated reserve	3,931	4,245	5,510	9,005	11,562	29,722	84,591	139,551	260,033	774,849
Gross cumulative redundacy (deficiency)	5,432	6,897	5,707	3,643	5,918	7,203	14,773	28,456	35,772	543

Investments

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investments guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of both U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commerical mortgage obligations. Our equity securities include common stocks of both U.S. and Canadian corporations. The Company held 14.2% and 11.5% of total invested assets in cash and cash equivalents as of December 31, 2008 and 2007, respectively. See “Item 7. Investment Portfolio” for further information on the composition and results of our investment portfolio.

Our investment portfolio, excluding other investments, is summarized in the table below by type of investment as of December 31, 2008 and 2007.

	2008		2007
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	($ In Thousands)
Cash and cash equivalents	$192,053	14.2%	$145,337	11.5%
Time and short-term deposits	167,845	12.5	148,541	11.8
U.S. treasury securities	17,851	1.3	19,074	1.5
U.S. government agencies	21,434	1.6	144,174	11.4
U.S. Agency – Mortgage backed securities	286,795	21.3	91,564	7.3
U.S. Agency – Commercial mortgage obligations	205,610	15.3	239,342	19.0
Municipals	45,208	3.4	10,429	0.8
Commercial mortgage back securities	3,390	0.2	4,310	0.3
Asset backed securities	5,068	0.4	10,024	0.8
Corporate bonds	373,901	27.7	369,733	29.3
Preferred stocks	5,315	0.4	504	—
Common stocks	23,513	1.7	78,533	6.2
	$1,347,983	100.0%	$1,261,565	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2008 and 2007 as rated by Standard and Poor’s.

	2008	2007
U.S. Treasury	1.8%	2.1%
AAA	59.8	57.3
AA	4.5	9.6
A	25.1	23.1
BBB, BBB+, BBB-	6.3	3.1
BB, BB+, BB-	0.1	2.0
B, B+, B-	0.9	1.2
Other (includes securities rated CC, CCC, CCC- and D)	1.4	1.6
Total	100.0%	100.0%

Certain International Tax Considerations

We operate our business in several foreign countries and are subject to taxation in several foreign jurisdictions. A brief description of certain international tax considerations affecting us appears below. We will be subject to U.S. income taxation on any income of our foreign subsidiaries which is Subpart F income.

Bermuda

Bermuda currently does not impose any income, corporation or profits tax, withholding tax, capital gains tax or capital transfer tax on AII or any estate duty or inheritance tax applicable to shares of AII (except in the case of shareholders resident in Bermuda). Except as set out in the following paragraph, no assurance can be given that AII will not be subject to any such tax in the future.

AII has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to AII or to any of its operations, shares, debentures or obligations until March 28, 2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by AII in respect of real property or leasehold interests in Bermuda held by it. No assurance can be given that AII will not be subject to any such tax after March 28, 2016.

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

The Irish Revenue Commissioners have published a statement indicating that deposit interest earned by an insurance company on funds held for regulatory purposes will be regarded as part of its trading income, and accordingly will be part of the profits taxed at 12.5%. This statement also indicates acceptance of case law which states that investment income of an insurance company will likewise be considered as trading income where it is derived from assets required to be held for regulatory capital purposes. Other investment income earned by AIU will generally be taxed in Ireland at a rate of 25%. Capital gains realized by AIU will generally be subject to Irish corporation tax at an effective rate of 22%.

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

For as long as the principal class of shares in AmTrust Financial Services, Inc. is listed on a recognized stock exchange in an EU member state or country with which Ireland has a tax treaty, and provided that such shares are substantially and regularly traded on that exchange, Irish dividend withholding tax will not apply to dividends and other distributions paid by AIU to AII, provided that AII makes an appropriate declaration, in prescribed form, to AIU before the dividend is paid.

AmTrust or any of its subsidiaries, other than AIU, will not be resident in Ireland for Irish tax purposes unless the central management and control of such companies is, as a matter of fact, located in Ireland.

Insurance companies are subject to an insurance premium tax in the form of a stamp duty charged at 2% of premium income. It applies to general insurance business, mainly business other than:

•	Reinsurance;
•	Life insurance
•	Certain, maritime, aviation and transit insurance; and
•	Health insurance.

It applies to a premium in respect of a policy where the risk is located in Ireland. Legislation provides that risk is located in Ireland:

•	In the case of insurance of buildings together with their contents, where the building is in Ireland;

•	In the case of insurance of vehicles, where the vehicle is registered in Ireland; and
•	In the case of insurance of four months or less duration of travel or holiday if the policyholder took out the policy in Ireland.

Otherwise where the policyholder is resident in Ireland, or if not an individual, if its head office is in Ireland or its branch to which the insurance relates is in Ireland.

United Kingdom

IGI, a company incorporated in the United Kingdom, will be managed and controlled in the U.K. and, therefore, will be treated as a resident in the U.K. for British tax purposes and subject to British corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by IGI will be subject to British corporation tax at the rate of 28%.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. AII, TIC and RIC were each assigned a letter rating of “A-” (Excellent) by A.M. Best in 2003 and WIC was assigned a letter rating of “A-” (Excellent) by A.M. Best in July 2006 and

AIU was assigned a letter rating of “A-” (Excellent) by A.M. Best in 2007. MCIC, SNIC, TUIC and TLIC were assigned a letter rating of “A-” (Excellent) by A.M. Best in 2008. These ratings have since remained unchanged. AIIC and IGI are not currently rated by A.M. Best. An “A-” rating is the 4th highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

These ratings were derived from an in-depth evaluation of our subsidiaries’ balance sheets strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the commercial business insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Our competitors include other insurance companies, state insurance pools and self-insurance funds. More than 350 insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. We believe our competitive advantages include our underwriting and claims management practices and systems and our A.M. Best rating of “A-” (Excellent). In addition, we believe that our insurance is competitively priced and that our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

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

Legal Proceedings

In 2008, the Company entered into a license agreement with AmTrust Bank (the “Bank”) pursuant to a settlement of the Bank claim that the Company was violating the Bank’s rights as owner of the federal trademark registration for “AMTRUST”. The license agreement permits the Company to use the mark “AmTrust” in connection with its property and casualty business for a period of fifty years. The Company will pay the Bank $1.1 million over the term of the agreement.

In 2008, a derivative action against the Company’s directors, certain officers and Maiden Holdings, Ltd. and Maiden Insurance Company, Ltd. was filed in the Supreme Court of the State of New York, County of New York entitled “Erk Erginer, Derivatively on Behalf of Nominal Defendant AmTrust Financial Services, Inc., Plaintiff, v. Michael Karfunkel, George Karfunkel, Barry D. Zyskind, Donald T. DeCarlo, Abraham Gulkowitz, Isaac M. Neuberger, Jay J. Miller, Max G. Caviet, Ronald E. Pipoly, Jr., Maiden Holdings, Ltd., Maiden Insurance Company, Ltd., Defendants and AmTrust Financial Services, Inc., Nominal Defendant.”

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

From time to time, we are involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim is asserted by an employee against his or her employer which is one of our insureds under a workers’ compensation policy, we are involved in the adjudication of claim resulting from the workplace injuries. These claims primarily relate to lost wages and medical expenses. Thus, when such a claim is submitted to us, in accordance with our contractual duty, we adjudicate the claim in accordance with the policy and the laws of the state where the claim is brought.

In addition to the claims arising from the policies we issue, as with any company actively engaged in business, from time to time, we may be involved in litigation involving non-policyholders such as vendors or other third parties with whom we have entered into contracts and out of which disputes have arisen, or litigation arising from employment related matters, such as actions by employees claiming unlawful treatment or improper termination. We are not currently involved in any such suits or other legal or administrative claims of this nature which we believe are likely to have a materially adverse effect on our business, financial condition or results of operations.

REGULATION

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and the European Union (especially, Ireland and England) and are subject to relatively less regulation in Bermuda.

United States

We have eight operating insurance subsidiaries domiciled in the United States, RIC, TIC, WIC, AIIC, MCIC, SNIC, TUIC and TLIC (the “U.S. Insurance Subsidiaries”).

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

Change of Control

The insurance holding company laws of all or nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change of control of certain non-domestic insurance companies licensed in those states. Any future transactions that would constitute a change of control of including a change of control of AmTrust, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of our insurance business within such state) and may also require pre-notification in the states where pre-notification provisions have been adopted. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AmTrust, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of AmTrust might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some instances and regulate unfair trade and claims practices. In particular, workers’ compensation policy forms and rates are closely regulated in all or nearly all states. As Workers’ compensation insurers, are also subject, to some degree, to regulation by the workers’ compensation regulators in the states in which they provide such insurance.

The Company’s U.S. Insurance Subsidiaries are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of the U.S. Insurance Subsidiaries to exit unprofitable markets.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. Examinations of the financial conditions of TIC and WIC were made as of December 31, 2006, by the New Hampshire Insurance Department and Delaware Insurance Department, respectively. An examination of the financial condition of RIC was made as of December 31, 2003 by the New York Insurance Department. Neither RIC, TIC nor WIC has been the subject of an examination of its market conduct, which would involve review by an insurance department of its compliance with laws governing marketing, underwriting, claims-handling and other aspects of its insurance business. An examination of the financial condition of AIIC (2006), MCIC (2006), SNIC (2003), TLIC (2003) and TUIC (2003) were made by the each insurance company’s respective state insurance department prior to its acquisition by AmTrust.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. Each of our U.S. Insurance subsidiaries as of December 31, 2008, has established or will establish for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Residual Market Programs

Many of the states in which our U.S. Insurance Subsidiaries conduct business or intend to conduct business, require that all licensed insurers which provide workers’ compensation insurance participate in a program to provide workers’ compensation insurance to those employers that have not or cannot procure coverage from an insurer on a voluntary basis. The level of required participation in such residual market programs of insurers, is generally determined by calculating the volume of the voluntarily issued business in that state of the particular insurer as a percentage of all voluntarily issued business in that state by all insurers. The resulting factor is the proportion of the premiums the insurer must accept as a percentage of all premiums for policies issued in that state’s residual market program.

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in the NCCI pools where the results of all policies provided through the NCCI pools, are shared by the participating companies. Currently, our U.S. Insurance Subsidiaries satisfy their residual market obligations by participating in the NCCI pool. None of the U.S. Insurance Subsidiaries issues policies to employers assigned to them except to the extent that we act as a servicing carrier for workers’ compensation assigned risk plans in Arkansas, Illinois, Indiana, Georgia and Virginia (“Assigned Risk Plans”).

Coverage provided by the Assigned Risk Plans is offered through servicing carriers, which issue policies to employers assigned to them by the Assigned Risk Plan’s administrator. Polices issued pursuant to the Assigned Risk Plans are 100% reinsured by the NCCI pool, which are funded by assessments on insurers which write workers’ compensation insurance in the states which participate in the Pools. TIC acts as a servicing carrier for assigned risk plans in several states. Servicing carrier contracts are generally are awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the Pools. We began writing policies effective January 1, 2008.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. The Company received recoveries of approximately $1.0 million, $0.2 million and $0.2 million from such state-managed trust funds in 2008, 2007 and 2006, respectively. The aggregate amount of cash paid by the Company for assessments to state-managed trust funds for the years ended December 31, 2008, 2007 and 2006 was approximately $6.2 million, $4.9 million and $0.7 million, respectively.

Dividend Limitations

AmTrust is a holding company which transacts business through its operating subsidiaries. AmTrust’s primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay AmTrust’s direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds for AmTrust. The ability of AmTrust to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AmTrust. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, Ireland and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, AmTrust may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. Additionally, the Company’s junior subordinated debt, note payable with Unitrin and term loan may place restrictions on paying dividends. As of December 31, 2008 AmTrust’s insurance subsidiaries could pay dividends to AmTrust of $129.4 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

RIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New York. Under New York law, RIC may only pay dividends out of statutory earned surplus. In addition, the New York Insurance Department must approve any dividend declared or paid by RIC that, together with all dividends declared or distributed by RIC during the preceding 12 months, exceeds the lesser of (1) 10% of RIC’s policyholders’ surplus as shown on its latest statutory financial statement filed with the New York Insurance Department or (2) its adjusted net investment income during this period. At December 31, 2008, RIC could pay a dividend of $2.7 million.

TIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of New Hampshire. Under New Hampshire law, TIC may not pay a dividend unless (1) it provides the New Hampshire Insurance Department with 30 days’ prior notice of the payment in the case of any extraordinary dividend and 15 days’ prior notice of the payment of any other dividend, and (2) within the prescribed notice period, the Department has either approved the payment or has not disapproved it or ordered it not to be paid. An extraordinary dividend is a dividend that, together with all dividends or distributions made within the preceding 12 months, exceeds 10% of an insurer’s policyholders’ surplus as of the preceding December 31. At December 31, 2008, TIC could pay a dividend of approximately $14.7 million.

WIC’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Delaware. Under Delaware law, WIC may not, without the approval of the Delaware Insurance Department, pay a dividend from any source other than WIC’s earned surplus. In addition, the Delaware Insurance Department must approve any dividend declared or paid by WIC that, together with all dividends declared or distributed by WIC in the preceding 12 months, exceeds the greater of (1) 10% of the WIC’s surplus as regards policyholders as of the 31 day of December next preceding; or (2) WIC’s net income, not including realized capital gains or pro rata distributions of any class of WIC’s own securities, for the 12 month period ending the 31 day of December next preceding. At December 31, 2008, WIC could pay a dividend of $5.1 million.

AIIC’s ability to pay dividends is subject to restrictions under insurance laws and related regulations of Florida which state that AIIC shall not pay any cash dividends to stockholders except out of the part of its available and accumulated surplus funds, which are derived from realized operating profit on its business and realized capital gains. Such cash dividend shall not exceed 10% of such surplus in any one year unless otherwise approved by the Department. Additionally, AIIC has stipulated that it will give the Department 30 days prior notice before paying dividends in excess of 75% of net gains from operations. At December 31, 2008, AIIC could pay a dividend of approximately $3.4 million.

MCIC’s ability to pay dividends is subject to restrictions under insurance laws and related regulations of Wisconsin which state that without prior approval of its domiciliary commissioner, dividends to shareholders are limited to a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months does not exceed the greater of: (1) 10% of the insurer’s surplus with regard to policyholders as of the preceding December 31st, or (2) the greater of the following: a) net income of the insurer for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that year; or b) the aggregate of the net income of the insurer for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. At December 31, 2008, MCIC could pay a dividend of approximately $0.1 million.

SNIC’s ability to pay dividends is subject to restrictions under insurance laws and related regulations of Texas which state that without prior approval of its domiciliary commissioner, dividends to shareholders are limited to a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months does not exceed the greater of: (1) 10% of the insurer’s policyholder’s surplus as of December 31st of the year preceding, or (2) the net income for such insurer for the calendar year preceding. At December 31, 2008, SNIC could pay a dividend of approximately $1.5 million.

TUIC’s ability to pay dividends is subject to restrictions under insurance laws and related regulations of Kansas which state that without prior approval of its domiciliary commissioner, dividends to shareholders are limited to a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months does not exceed the greater of: (1) 10% of the insurer’s surplus as regards policyholders of December 31st next preceding; or (2) the net income, not including capital gains, for the 12 month period ending December 31st next preceding. At December 31, 2008, TUIC could pay a dividend of approximately $1.0 million.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2008, our U.S. Insurance subsidiaries risk-based capital level exceeded the minimum level that would trigger regulatory attention.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

As of December 31, 2008 each of RIC, SNIC, TUIC and MCIC had one ratio outside the usual ranges, Each of TIC, AIIC and TLIC had two ratios outside the usual ranges and WIC had four ratios, outside the usual ranges. For SNIC, TUIC and MCIC, the ratios outside the usual range arose because the companies did not retain risk on their written premium prior to acquisition by the Company. TIC and WIC had a ratios outside the usual range due to an increase in written premium, which was a function of the Company’s continued growth. RIC and AIIC each had a ratio outside the usual range due to an increase in surplus caused by increases in operating profits. TLIC had a ratio outside the usual range as result of a capital contribution during 2008. In addition, TLIC had an unusual value related to investment yield; this was result of a capital contribution late in the year which distorted the average investment yield for the year. The remaining ratios (one ratio for TIC and three ratios for WIC) outside the usual range is a function of an intercompany reinsurance agreement in which 70% of subject premium is ceded to AII.

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

Statutory accounting practices established by the NAIC and adopted in part by the New York, New Hampshire, Delaware, Florida, Wisconsin, Kansas and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of RIC, TIC, WIC, AIIC, MCIC, SNIC, TUIC and TLIC and thus determine, in part, the amount of funds that are available to pay dividends to AmTrust.

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

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. AII, which reinsures risks of our U.S. Insurance Subsidiaries, is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement.

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

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, so that such holdings amount to a qualifying holding exceed or fall below the “specified levels” to notify the Irish Financial Regulator. The Irish Financial Regulator has three months from the date of submission of a notification within which to oppose the proposed transaction, if the Irish Financial Regulator is not satisfied as to the suitability of the acquirer “in view of the necessity to ensure sound and prudent management of the insurance undertaking.” A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the insurance company becoming the acquirer’s subsidiary.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust Financial Services, Inc. or AmTrust International Insurance Ltd. would be considered to have an indirect holding in AIU at or over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be cleared with the Irish Financial Regulator prior to the transaction. The Irish Financial Regulator’s approval would be required if any person were to acquire a shareholding equal to or in excess of 10% of the Company’s outstanding common stock or in excess of one of the specified levels.

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

The amount of the minimum guarantee fund which AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2008 was approximately €8.7 million. The amount of the minimum guarantee fund may never be less than €3.0 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines issued by the Irish Financial Regulator.

Restrictions on Dividends

As a matter of Irish company law, AIU is restricted to declaring dividends only out of “profits available for distribution.” Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits utilized either by distribution or capitalization and such losses do not include amounts previously written off in a reduction or reorganization of capital. In addition, one of the conditions imposed on AIU when authorized was a restriction on making dividend payments without the Irish Financial Regulator’s prior approval.

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

Independent Approved Auditor

Every registered insurer must appoint an independent auditor (the “approved auditor”) who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AII, are required to be filed annually with the BMA. The approved auditor of AII must be approved by the BMA. AII’s approved auditor is Arthur Morris Christensen & Co.

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined and letters of credit and guarantees).

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

United Kingdom

IGI Insurance Company Limited (IGI) is a non-life insurance company organized under the laws of the UK (including the Companies Act 2006, Financial Services and Markets Act 2000 and the Data Protection Act 1986 (as amended) and the European Communities non-life framework regulations 1994 (as amended).

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

Financial Requirements and Regulatory Guidelines

IGI is required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) which the FSA issues in respect of the company. The ICG is the amount of capital resources that the FSA considers a company should carry to maintain financial adequacy taking into account the Company’s business profile, structure and risk management systems. As of December 31, 2008, IGI’s Required Minimum Capital was £10.4 million.

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

Employees

As of December 31, 2008, we had approximately 900 employees worldwide.

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

As of December 31, 2008, we provided small commercial business insurance in 47 states and the District of Columbia and specialty risk and extended warranty coverage insurance in all 50 states and the District of Columbia. Although we have expanded our operations into new geographic areas and expect to continue to do so in the future, in the year ended December 31, 2008, New York, Florida, Illinois, Texas and Georgia accounted for approximately 65% of the direct gross premiums written in our small commercial business (it is anticipated that the acquisition of the UBI Retail Commercial Package Business in June 2008 will increase the percentage of our business in Texas, Louisiana and Washington for 2009). In Europe, approximately 44% of our gross premiums written for the year ended December 31, 2008 were derived from policyholders in the United Kingdom. Consequently, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that have a larger percentage of their gross premiums written diversified over a broader geographic area. Unfavorable changes in economic conditions affecting the states or countries in which we write business could adversely affect our financial condition or results of operations.

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

The specialty middle-market property and casualty and small commercial business segments include commercial lines we began writing in 2006, including general liability, auto liability and property. Because we have limited historical experience with these commercial lines, we may be less able to accurately estimate our loss reserves for these products.

If we change our reserve estimates for any line of business, these changes would result in adjustments to our reserves and our loss and loss adjustment expenses incurred in the period in which the estimates are changed. If the estimate were increased, our pre-tax income for the period in which we make the change will decrease by a corresponding amount. We have not made any material adjustments. However, during 2004, we increased our loss reserves for previous years by $3.4 million, which constituted 3.8% of the total incurred loss and loss adjustment expense incurred for 2004. In 2005, we recognized a $1.0 million redundancy in the prior year’s reserves. In 2006, we recognized a $0.5 million deficiency in 2005 reserves. In 2007, we recognized a $2.1 million deficiency in prior year’s reserves related primarily to the NCCI Pools. In 2008, we recognized a $0.5 million redundancy in the prior year’s reserves. The redundancies in 2005 and 2008 resulted in part from a decrease in our actuarially ultimate projected losses based on actual loss experience. The reserve deficiency recognized in 2006 related primarily to the development of losses incurred as a result of our mandatory participation in the NCCI Pools. An increase in reserves could result in a reduction in our surplus which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write.

Rating agencies evaluate insurance companies based on their ability to pay claims. Our domestic insurance subsidiaries, TIC, RIC, WIC, MCIC, SNIC, TUIC and TLIC our Irish subsidiary AIU, and our Bermuda subsidiary, AII, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating, which is the fourth highest of 16 rating levels, is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

There can be no assurance that TIC, RIC, WIC, MCIC, SNIC, TUIC, TLIC, AIU and AII will be able to maintain their current ratings. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies. Some of our policyholders are required to maintain workers’ compensation coverage with an insurance company with an A.M. Best rating of “A-” (Excellent) or better. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best rating.

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Because this cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. We experienced increased price competition in certain of our target markets during 2006, 2007 and 2008, and these cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

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

We may not be able to recover amounts due from our third party reinsurers which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we were unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our financial condition would be adversely affected. As of December 31, 2008, we had an aggregate amount of approximately $584.8 million of recoverables from third party reinsurers on paid and unpaid losses.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

Maiden Holdings, Ltd, (“Maiden”) is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind, our principal shareholders, and, respectively, the Chairman of our Board of Directors, a Director and our Chief Executive Officer. Messrs. Karfunkel, Karfunkel and Zyskind control approximately 59% of our outstanding shares of common stock and 30.1% of Maiden’s outstanding shares of common stock. Mr. Zyskind serves as Chairman of the Board of Maiden. Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should the interests of AmTrust and Maiden diverge.

Mr. Zyskind’s service as our President and Chief Executive Officer and Chairman of the Board of Maiden could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If AmTrust and Maiden were in the future deemed to be competitors within the meaning of the Clayton Act, certain thresholds relating to direct competition between AmTrust and Maiden are met, and the Department of Justice and Federal Trade Commission challenge the arrangement.

We are dependent on Maiden for commission and fee income.

We are dependent on Maiden for commission and fee income through the quota share reinsurance agreement by which Maiden’s subsidiary, Maiden Insurance Company, Ltd. (“Maiden Insurance”), reinsures AmTrust’s insurance subsidiaries; the asset management agreement between Maiden and Maiden Insurance and our subsidiary, AII Insurance Management Ltd., by which we manage Maiden’s and Maiden Insurance’s invested assets; and the reinsurance brokerage agreement, by which our subsidiary, AII Reinsurance Broker Limited provides Maiden Insurance certain reinsurance brokerage services. Effective July 1, 2007, Maiden Insurance assumes, through the quota reinsurance, approximately 40% of our net business premiums. The term of our quota share reinsurance agreement with Maiden Insurance is for a period of three years, subject to certain early termination rights. We receive a ceding commission of 31% of ceded written premiums. Effective June 1, 2008, our reinsurance agreement with Maiden was amended to include Retail Commercial Package

Business. We receive a ceding commission of 34.375% for the Retail Commercial Package Business. Pursuant to the asset management agreement, we receive a quarterly fee equal 0.20% per annum and is further reduced to 0.15% per annum if the average invested assets exceed $1 billion. The asset management agreement has a one year term and will renew automatically for successive one year terms unless notice of intent not to renew is provided. Pursuant to the reinsurance brokerage agreement, we receive a brokerage commission equal to 1.25% of the premium ceded to Maiden Insurance under the quota share reinsurance agreement.

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

The incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage. In 2007, we started writing commercial property insurance in our specialty middle-market property and casualty segment and, in 2008, we acquired UBI, which writes commercial property insurance in our small commercial business segment. A geographic concentration of property coverage would increase our exposure to catastrophic losses.

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

We have expanded our business historically through internally generated growth, acquisitions of renewal rights to existing business and related distribution networks, and the acquisition of entire companies. We plan to continue to seek to make opportunistic acquisitions. We believe that certain of our competitors also may plan to make similar acquisitions. The costs and benefits of future acquisitions are uncertain. There is no assurance that we will be able to successfully identify and acquire additional existing business on acceptable terms or that we will be successful in integrating any business that we acquire. In addition, if we acquire whole companies, as opposed to renewal rights, we may acquire unanticipated liabilities.

Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 41% of our premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

In Florida, the state in which we write the most workers’ compensation insurance premiums, insurance regulators set the premium rates we may charge. The Florida insurance regulators may set rates below those that we require to maintain profitability. For example, the Florida Office of Insurance Regulation approved overall average decreases in premium rates for all workers’ compensation insurance policies written by Florida licensed insurers totaling almost 32% in 2005 and 2007, which was offset by a 6.4% rate increase approved in 2008.

A decline in the level of business activity of our policyholders could negatively affect our earnings and profitability.

In 2008, primarily all of our workers’ compensation gross premiums written were derived from small businesses. Because workers’ compensation premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. Because of their size, small businesses may be more vulnerable to changes in economic conditions. We believe that the most common reason for policyholder non-renewals is business failure. As a result, our workers’ compensation gross premiums written are primarily dependent upon economic conditions where our policyholders operate.

Adverse developments affecting the internet may impede our ability to generate new business, service existing business and administer claims.

We rely heavily on our internet-based computer systems to generate new business and administer claims in our small commercial business segment. Our independent agents use our software to enter risk-assessment and underwriting information for all new business, which is required for our underwriters to evaluate risks. In addition, we utilize a proprietary claims handling system, which uses our internal network to handle the claims administration function that was previously outsourced. Any adverse developments that may affect the internet could potentially reduce our ability to generate new business and administer claims. Adverse developments could include:

•	system disruptions;
•	inaccessibility of our network;
•	long response times;
•	loss of important data;
•	viruses;
•	power outages; and
•	terrorism.

We maintain our servers at our facilities in Cleveland, Atlanta and Dallas. A failure to protect our systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins or other events, could have a material adverse effect on our business, financial condition and results of operations.

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

Although we believe that large insurance carriers generally do not aggressively pursue business in our chosen specialty markets, there still is significant competition. We compete with other insurance companies, and many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do. In our small commercial business segment, we also compete with individual self-insured companies, state insurance pools and self-insurance funds. We compete on the basis of many factors, including coverage availability, responsiveness to the needs of our independent producers, claims management, payment/settlement terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance which were more competitive than ours, we could lose market share. There is no assurance that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may expand.

If we cannot sustain our business relationships, including our relationships with independent agencies and third party warranty administrators, we may be unable to operate profitably.

Our business relationships are generally governed by agreements with agents and warranty administrators that may be terminated on short notice. We market our small commercial insurance primarily through independent wholesale and retail agencies. Except in connection with certain acquisitions, independent agencies generally are not obligated to promote our products and may sell insurance offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer property and casualty insurance and maintain financial strength ratings that meet the requirements and preferences of our independent agencies and their policyholders.

Fifteen independent producers and policyholders account for the vast majority of our specialty risk and extended warranty business. As a result, the profitability of this segment of our business depends, in part, on our ability to retain these accounts, which cannot be assured.

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

AII is not licensed or admitted as a reinsurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted reinsurers on their statutory financial statements unless appropriate security mechanisms are in place, AII is typically required to post letters of credit or other collateral. If we were unable to arrange for adequate collateral on commercially reasonable terms to secure the reinsurance obligations of AII, AII could be limited in its ability to reinsure the business of our U.S. Insurance Subsidiaries and any unrelated insurance companies.

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

Our businesses, and, therefore, our results of operations and financial condition may be adversely affected by the current disruption in the global credit markets and instability of financial systems.

The current disruption in the U.S. based credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. In recent months, such volatility has reached unprecedented levels and credit markets have been illiquid. These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies that are perceived to need additional capital. It is difficult to predict how long these conditions will persist and the extent to which our markets, products and business will be adversely affected.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. Although we are not currently aware of any issues impacting the ability or willingness of our lenders to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancings.

If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We primarily manage our investment portfolio internally under investment guidelines approved by our Board of Directors and the Boards of Directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market volatility, various regulatory issues, credit risk, potential litigation, tax audits and disputes, failure to monetize in an effective and/or cost-efficient manner and poor operating results.. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2008, our investment in fixed income securities was approximately $1.0 billion, or 71% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2008, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $31.5 million.

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

We invest a portion of our investment portfolio in equity securities. At December 31, 2008, our investments in equity securities were approximately $28.8 million, or 2% of our investment portfolio. We reported unrealized losses at year end in the amounts of $55.5 million and $30.8 million as of December 31, 2008 and 2007, respectively.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2008, 2007 and 2006, approximately 15%, 12% and 14%, respectively, of our net premiums written were written in currencies other than the U.S. dollar. As of December 31, 2008 and 2007, respectively, approximately 6% and 8% of our cash and investments were denominated in non-U.S. currencies. Because we write business in the EU and the United Kingdom, we hold investments denominated in Euros and British Pounds and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

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

AmTrust is a holding company that transacts business through its operating subsidiaries. AmTrust’s primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay AmTrust’s direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds for AmTrust. The ability of AmTrust to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AmTrust. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, Ireland, England and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, AmTrust may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2008 AmTrust’s insurance subsidiaries could pay dividends to AmTrust of $129.4 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

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

In addition, as a condition to conducting workers’ compensation and commercial automobile liability business in most states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier willing to provide coverage on a voluntary basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we are compensated for our participation in these pools by receiving a share of the premium paid to the pools, this compensation is often inadequate to cover the cost of our losses arising from our participation in these pools. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. We currently participate in mandatory pooling arrangements in 13 states. Our premiums from mandatory pooling arrangements were $10.2 million, $16.5 million and $12.7 million, respectively, for the years ended December 31, 2008, 2007 and 2006. These mandatory pooling arrangements caused our net combined ratio to increase by 1% and for the years ended December 31, 2008, 2007 and 2006, respectively. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability of other members in the pool.

The outcome of recent insurance industry investigations and legislative and regulatory proposals in the United States could adversely affect our financial condition and results of operations.

The United States insurance industry has been the focus of scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. It is difficult to predict the outcome of these investigations, whether they will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form any additional laws or regulations will have when finally adopted and the impact, if any, of such regulatory and law enforcement action and litigation on our business and financial condition.

In addition Congress has examined a possible modification or repeal of the McCarran-Ferguson Act, which exempts the insurance industry from federal anti-trust laws, has been on the agenda of the United States Congress for some time. We cannot assure you that the McCarran-Ferguson Act will not be modified or repealed, or that any such repeal, if enacted, would not have a material adverse effect on our business and results of operations.

We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the United States Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) require commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2014 to help such insurers cover claims related to future terrorism-related losses.

Pursuant to TRIA, AmTrust’s insurance companies must offer insureds coverage for acts of terrorism that are certified as such by the U.S. Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General, for an additional premium or decline such coverage. Under TRIA and TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 million in the aggregate during any one year. Once the program trigger is met, the federal government will reimburse commercial insurers for up to 85% of the losses due to certified acts of terrorism in excess of a deductible equal to 20% of the insurer’s direct earned commercial lines premiums for the immediately preceding calendar year. We estimate that our deductible would be approximately $140.4 million for 2009. Because there are substantial limitations and restrictions on the protection against terrorism losses provided to us by our reinsurance and the risk of severe losses to us from acts of terrorism remains. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and TRIA protections and could adversely affect our business and financial condition.

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

Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future.

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

Our principal stockholders have the ability to control our business which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2008, George Karfunkel, Michael Karfunkel and Barry D. Zyskind, directly or indirectly, collectively own or control approximately 59% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions (including related party transactions). These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASD Rule 4350(c)(5). A majority of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

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

AmTrust’s income is generated primarily from our Insurance Subsidiaries. The ability of our Insurance Subsidiaries to pay dividends to AmTrust is regulated and under certain circumstances, restricted, pursuant to applicable law. If AmTrust’s Insurance Subsidiaries could not pay dividends to AmTrust, AmTrust may not, in turn, be able to pay dividends to shareholders. In addition, the terms of AmTrust’s junior subordinated debentures and term loan limit, in some circumstances, AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions on dividends or other restrictions. For these reasons, AmTrust may be unable to pay dividends on its common stock. As of December 31, 2008 AmTrust’s insurance subsidiaries collectively could pay dividends to AmTrust of $129.4 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

We have a history of paying dividends to our shareholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2009. However future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner discussed above. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Item 1B. Unresolved Staff Comments

On August 6, 2008, we received a comment letter from the staff of the SEC’s Division of Corporation Finance pertaining to, among others matters, to our recognition of ceding commission earned in 2007 and the consistency of presentation regarding our consolidated statement of income, segments and management discussion and analysis. We responded to the Staff’s initial comments and we have continued our discussions with the Staff regarding these issues both by letters and by telephone.

We believe our recognition of ceding commission earned in 2007 and 2008 is accurate and our revisions in the presentation of our consolidated income statement, segment footnote and management discussion and analysis are appropriate. We have worked with the staff to revise our disclosures where necessary and have responded to the Staff’s outstanding comments by providing additional disclosures in this Annual Report on Form 10-K as well as our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

The Staff may have additional comments regarding our periodic reports filed with the SEC and how we have responded to their comments in this Annual report on Form 10-K. It is possible that the SEC could ultimately disagree with our methodology used to determine the recognition of ceding commission earned, or require additional or different disclosure, which may require us to amend our Quarterly Reports on Form 10-Q filed during 2008 or 2007, this annual report on Form 10-K and our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Properties

We own a 63,000 square foot building in Cleveland, Ohio. In addition, we lease an aggregate of approximately 265,000 square feet of office space in over twenty-five locations. See “Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings

We are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “AFSI” on November 13, 2006. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share. As of February 25, 2009, there were approximately 160 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low closing prices per share for our common shares and the cash dividends declared with respect to such shares:

2008	High	Low	Dividends Declared
First quarter	$17.22	$12.40	$0.04
Second quarter	$17.29	$11.91	$0.04
Third quarter	$14.57	$11.02	$0.05
Fourth quarter	$12.44	$6.35	$0.05

2007	High	Low	Dividends Declared
First quarter	$11.91	$8.31	$0.020
Second quarter	$19.55	$10.45	$0.025
Third quarter	$22.08	$12.58	$0.025
Fourth quarter	$17.61	$11.24	$0.040

On March 12, 2008, the closing price per share for our common stock was $8.06.

Dividend Policy

Our board of directors has historically declared the payment of quarterly dividends. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements. Additionally, AmTrust’s income is generated primarily from our insurance subsidiaries. The ability of our insurance subsidiaries to pay dividends to AmTrust is regulated and, under certain circumstances, restricted, pursuant to applicable law. In addition, the terms of AmTrust’s junior subordinated debentures and $40 million debt agreement would limit, in the event of certain circumstances, AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For additional information regarding restrictions on the payment of dividends by us and our insurance company subsidiaries, see “Regulation.”

Share Repurchase Plan

In November 2007, the Board of Directors authorized the Company to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in the best interests of the Company. The Company repurchased 18,900 shares during 2008 related to this authorization.

The following table summarizes the Company’s stock repurchases for the three-month period ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
October 1 – 31, 2008	—	—	—	—
November 1 – 30, 2008	16,800	$7.0965	16,800	2,978,200
December 1 – 31, 2008	2,100	5.7915	2,100	2,976,100
Total	18,900	$6.9515	18,900	2,976,100

Common Stock Performance Graph

Set forth below is a line graph comparing the dollar in the cumulative total shareholder return on the company’s Common Stock, for the period beginning November 13, 2006 (the first trade date of the Company’s common stock) and the ending on December 31, 2008 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of five selected insurance companies over the same period. The peer group consists of AMERISAFE, Inc., Assurant Inc. Markel Corp., Meadowbrook Insurance Group, Inc., and Tower Group, Inc. The graph shows the change in value of an initial $100 investment on November 13, 2006.

Comparative Cumulative Total Returns Since 11/13/06 for AmTrust Financial Group:
Insurance Peer Group and the NASDAQ Global Market Stock Market Index

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO Seidman LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in Thousands, Except Percentages and per Share Data)
Selected Income Statement Data(1)
Gross premium written	$1,110,574	$839,391	$526,074	$286,131	$210,851
Ceded gross premium written	(444,339)	(419,510)	(89,760)	(26,918)	(23,353)
Net premium written	$554,913	$419,881	$436,314	$259,213	$187,498
Change in unearned net premium written	(115,816)	24,355	(107,302)	(43,183)	(48,684)
Net earned premium	$439,097	$444,236	$329,012	$216,030	$138,814
Ceding commission – primarily related party	115,474	62,842	2,938	3,199	244
Commission and fee income	28,978	20,368	12,403	8,196	5,202
Net investment income(2)	57,598	50,887	27,583	11,534	4,439
Net realized gains (loss)	(64,585)	4,644	14,783	4,875	1,278
Investment loss on managed assets	(2,900)	(6,053)	244	—	—
Other	—	—	—	—	222
Total revenues	$573,662	$576,924	$386,963	$243,834	$150,199
Loss and loss adjustment expense	$238,303	$276,986	$210,140	$142,006	$90,178
Acquisition costs and other underwriting expenses(3),(4)	203,747	155,366	95,321	66,441	41,701
Other operating expenses(5)	17,318	13,816	10,561	5,805	2,167
Total expenses	$459,368	$446,168	$316,022	$214,252	$134,046
Operating income from continuing operations	$114,294	$130,756	$70,941	$29,582	$16,153
Other income (expense):
Foreign currency gain (loss)	2,700	129	833	388	—
Interest expense	(16,399)	(10,089)	(5,326)	(2,784)	(349)
Total other expenses	$(13,699)	$(9,960)	$(4,493)	$(2,396)	$(349)
Income from continuing operations before minority interest, provision for income taxes	$100,595	$120,796	$66,448	$27,186	$15,804
Total provision for income taxes	20,567	36,709	17,779	6,666	3,828
Minority interest	(2,900)	(6,053)	244	—	—
Income from continuing operations	82,928	90,140	48,425	20,520	11,976
Foreign currency gain on discontinued operations(6)	—	—	—	21,745	—
Other income (loss) from discontinued operations(6)	—	—	431	(4,706)	2,134
Net income	$82,928	$90,140	$48,856	$37,559	$14,110
Preferred stock dividend accumulated(7)	—	—	—	1,200	4,800
Net income (loss) available to common shareholders	$82,928	$90,140	$48,856	$36,359	$9,310

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Number of Shares in Thousands)
Per Share Data
Basic Income (Loss) per Share:
Income (loss) from continuing operations	$1.38	$1.50	$0.86	$0.80	$0.30
Income (loss) from discontinued operations	—	—	0.01	0.71	0.09
Net income (loss) per common share (basic)	$1.38	$1.50	$0.87	$1.51	$0.39
Basic weighted average shares outstanding	59,991	59,958	56,315	24,089	24,089
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$1.37	$1.49	$0.86	$0.80	$0.30
Income (loss) from discontinued operations	—	—	0.01	0.71	0.09
Net income (loss) per common share (diluted)	$1.37	$1.49	$0.87	$1.51	$0.39
Diluted weighted average shares outstanding	60,671	60,674	56,315	24,089	24,089
Dividend declared per common share	$0.18	$0.11	$0.04	$—	$—
Selected Insurance Ratios and Operating Information
Net loss ratio(8)	54.3%	62.4%	63.9%	65.7%	65.0%
Net expense ratio(9)	20.1%	20.8%	28.0%	29.4%	29.9%
Net combined ratio(10)	74.4%	83.2%	91.9%	95.1%	94.8%
Return on equity(11)	21.2%	24.7%	21.3%	31.7%	13.0%

	As of December 31,
	2008	2007	2006	2005	2004
	($ in Thousands, Except Percentages and per Share Data)
Selected Balance Sheet Data
Cash and cash equivalents	$192,053	$145,337	$59,916	$115,847	$28,727
Investments	1,169,387	1,143,050	764,277	299,965	169,484
Real estate(6)	—	1,213	—	—	161,555
Reinsurance recoverable	584,822	281,914	44,127	17,667	14,445
Premiums receivable, net	419,577	257,756	147,779	81,070	56,468
Deferred income taxes	76,910	36,502	9,542	9,396	1,952
Goodwill and intangibles assets	102,425	53,232	29,369	20,781	9,309
Total assets	3,143,893	2,322,794	1,223,715	612,890	497,530
Reserves for loss and loss adjustment expense	1,014,059	775,392	295,805	168,007	99,364
Unearned premiums	759,915	527,758	323,155	156,802	105,107
Note due to seller	27,561	—	—	—	—
Mortgage notes(6)	—	—	—	—	92,919
Notes payable	33,333	—	—	25,000	1,700
Junior subordinated debt	123,714	123,714	82,476	51,548	—
Common stock and additional paid in capital less treasury stock	245,460	241,293	239,538	12,647	12,647
Preferred stock(9)	—	—	—	60,000	60,000
Total shareholders’ equity	392,548	390,386	340,479	118,411	118,828

(1)	Results for a number of periods were affected by our various acquisitions from 2004 to 2008.
(2)	Also included is the finance income of AFS Capital Corporation prior to its disposition in April 2005.

(3)	Acquisition costs and other underwriting expenses include policy acquisition expenses include commissions paid directly to producers as well as premium taxes and assessments.
(4)	Acquisition costs and other underwriting expenses also include salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities.
(5)	Other operating expenses are those expenses including amortization of tangible and intangible assets, and commission and fee revenue generating activities in which the Company engages.
(6)	The foreign currency gain from discontinued operations relates to our wholly-owned subsidiary, AmTrust Pacific Limited, a New Zealand real estate operating company (“APL”). Income (loss) from discontinued operations reflects the results of operations of APL and AFS Capital Corp., a premium finance company. The real estate in the balance sheet reflects the carrying value of real estate held by APL in 2004. The mortgage notes in the balance sheet reflect mortgage debt on this real estate. All of these real estate assets were liquidated as of November 2005.
(7)	In January 2006, the holder of our preferred stock agreed to a reduction of the dividend in 2005 to $1.2 million. Our preferred stock was exchanged for an aggregate of 10,285,714 shares of our common stock in February 2006.
(8)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.
(9)	Net expense ratio is calculated by dividing the total of the acquisition expenses, salaries and benefits as well as other insurance general and administrative expenses less ceding commission earned by net premiums earned.
(10)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.
(11)	Calculated by dividing net income, by the average stockholders’ equity for the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion and analysis includes forward-looking statements that are subject to risks, uncertainties and other factors described under the caption “Risk Factors” beginning on page 41. These factors could cause our actual results in current and future periods to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

The Company is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by larger insurance carriers. The Company has grown by hiring teams of underwriters with expertise in our specialty lines and through acquisitions of distribution networks and renewal rights to established books of specialty insurance business and Companies. We have operations in three business segments:

•	Small commerical business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the United States;
•	Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United Kingdom, certain other European Union countries and the United States; and
•	Specialty middle-market property and casualty insurance. We write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

The Company transacts business through eleven insurance company subsidiaries (the “Insurance Subsidiaries”):

	Name	Location of Domicile
•	Technology Insurance Company, Inc. (“TIC”)	New Hampshire
•	Rochdale Insurance Company (“RIC”)	New York
•	Wesco Insurance Company (“WIC”)	Delaware
•	Associated Industries Insurance Company, Inc. (“AIIC”)	Florida
•	Milwaukee Casualty Insurance Co. (“MCIC”)	Wisconsin
•	Security National Insurance Company (“SNIC”)	Texas
•	Trinity Universal Insurance Company of Kansas, Inc. (“TUIC”)	Kansas
•	Trinity Lloyd’s Insurance Company (“TLIC”)	Texas
•	AmTrust International Insurance Ltd. (“AII”)	Bermuda
•	AmTrust International Underwriters Limited (“AIU”)	Ireland
•	IGI Insurance Company, Ltd. (“IGI”)	England

Our consolidated results include the results for our holding company and our wholly-owned subsidiaries which principally include:

•	TIC, RIC and WIC which underwrite workers’ compensation insurance, specialty risk insurance and extended warranty coverage, and specialty middle-market property and casualty coverages in the United States;
•	AIIC, which underwrites workers’ compensation insurance in the United States;
•	MCIC, SNIC, TUIC, and TLIC which underwrite small commercial business coverages in the United States;
•	AIU, which underwrites specialty risk and extended warranty coverage plans in the European Union;

•	IGI, which underwrites specialty risk and extended warranty coverage in the European Union; and
•	AII, which reinsures the underwriting activities of TIC, RIC, AIIC, MCIC, SNIC, TUIC, TLIC, IGI and AIU.

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our small commercial business and specialty middle market segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality may be muted by our acquisition activity.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 21.2%, 24.7% and 21.3% for the years ended December 31, 2008, 2007 and 2006, respectively. Our overall financial objective is to produce a return on average equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our Insurance Subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 74.4%, 83.2% and 91.9% for the years ended December 31, 2008, 2007 and 2006, respectively. A key factor in achieving our targeted net combined ratio is improvement of our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe will provide opportunities for greater returns.

Investment income is an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we are able to generate more investment income from our premiums as compared to insurance companies that operate in many other lines of business. Our net investment income was $57.6 million, $50.9 million and $27.6 million for the years ended 2008, 2007 and 2006, respectively. The Company held 14.2% and 11.5% of total invested assets in cash and cash equivalents as of December 31, 2008 and 2007, respectively. This relatively high concentration of cash and cash equivalents represents our reaction to the relatively flat debt yield curve and should enable the Company to quickly redeploy substantial assets should the interest rate environment change.

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

The use of reinsurance is an important component of our business strategy. See “Business — Reinsurance.” As losses are incurred and recorded, we record amounts recoverable from third party reinsurers for the portion of the paid and unpaid losses ceded to the reinsurers. We have purchased reinsurance for our small commercial business segment, which also reinsures the workers’ compensation portion of the specialty middle-market property and casualty business we recently acquired. We purchased reinsurance to cover the property portion of this business. At present, we do not plan to reinsure the general liability and auto liability portions of this business.

Recent Developments

In September 2008, the Company entered into a managing general agency agreement with CardinalComp, LLC (“CardinalComp”), a workers’ compensation managing general agent for the purpose of producing workers compensation premium. The agency operates primarily in the state of New York. The Company wrote approximately $63 million of premiums in 2008 related to this relationship.

During February and March 2009, a subsidiary of the Company purchased 701,728 of the Company’s shares as part of the Company’s share repurchase plan.

Reinsurance Agreement With Maiden

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5 milion (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto at the acquisition date and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2 million maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business. AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business. The Company recorded approximately $114 million and $59 million of ceding commission during 2008 and 2007, respectively, as a result of this transaction.

Maiden is a Bermuda insurance holding company formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. Messrs. Karfunkel and Mr. Zyskind contributed $50 million to Maiden Insurance and have a 26.1% ownership interest, inclusive of warrant exercise, in Maiden. In July 2007, Maiden raised approximately $480.6 million in a private placement. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Acquisitions

UBI

In June 2008, we completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and are collectively licensed in 32 states. We paid approximately $88.5 million in consideration for UBI. From the date of acquisition, UBI wrote approximately $92.8 million of premiums in 2008. As part of this transaction, the Company assumed $78.2 million of unearned premium. The $78.2 million consisted of $59.8 million of unearned premium related to the four acquired insurance companies at acquisition date and $18.4 million of unearned premium related to non acquired Unitrin businesses. As a result, the Company has included $18.4 million of the non acquired Unitrin businesses’ unearned premium in the Company’s written premium in 2008.

Associated

In September 2007, we acquired 100% of the issued and outstanding stock of Associated Industries Insurance Services, Inc. (“AIIS”) a Florida-based workers’ compensation managing general agency, and its wholly-owned subsidiary, Associated Industries Insurance Company (“AIIC”), (collectively, “Associated”). Associated is a Florida workers’ compensation insurer, also licensed in Alabama, Georgia and Mississippi. We paid approximately $38.9 million for AIIS. Associated wrote approximately $26.0 million and $17.7 million of premiums in 2008 and 2007, respectively.

IGI Group

In April 2007, we acquired, through a subsidiary, 100% the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition has enabled the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. We paid approximately $15.2 million for IGI. IGI wrote approximately $66.2 million and $58.2 million of premiums in 2008 and 2007, respectively. In addition, AIIS wrote $58.9 million and $65.7 million of premiums in 2008 and 2007, respectively, on TIC.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation (“Warrantech”) in a cash merger. The Company contributed $3.8 million for a 27% equity interest Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross premium written of approximately $86.5 million and $41.3 million in 2008 and 2007, respectively.

The Company recorded an investment loss of approximately $1.0 and $0.7 million for its equity investment in 2008 and 2007, respectively. Additionally in 2007, the Company provided Warrantech with a $20 million senior secured note due January 31, 2012 (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of December 31, 2008 the carrying value of the note receivable was $21.6 million (note receivable — related party).

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

Net Premium Earned.  Net premium earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2007 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2007 and the other half in 2008. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 32 months, but range in duration from one month to 84 months.

Ceding Commission Revenues.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net Investment Income and Realized Gains and (Losses).  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify equity securities and most of our fixed maturity securities as available-for-sale and the remainder of our fixed maturity securities as held-to-maturity. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Commission and Fee Income.  We recognize commission and fee revenue as a servicing carrier for the Arkansas, Indiana, Illinois, Georgia and Virginia assigned risk plans. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties. We also recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved. Our specialty risk and extended warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third parties. We also recognize brokerage and asset management fees in association with our reinsurance agreement with Maiden.

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

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses consist of policy acquisition expenses, salaries and benefits and general and administrative expenses. These items are described below:

•	Policy acquisition expenses comprise commissions directly attributable to those agents, wholesalers or brokers that produce premiums written on our behalf. In most instances, commissions are paid based on collected premium, which reduces our credit risk exposure associated with producers in case a policyholder does not pay a premium. We pay state and local taxes, licenses and fees, assessments and contributions to various state workers’ compensation guaranty funds based on our premiums or losses in each state. Surcharges that the Company may be required to charge insureds in certain jurisdictions are considered accrued liabilities, rather than expense.
•	Salaries and benefits expenses are those salaries and benefits expenses for employees that are directly involved in the origination, issuance and maintenance of policies, claims adjustment and accounting for insurance transactions. Salaries and benefits associated with employees that are involved in fee generating activities are classified as other expenses.

•	General and administrative expenses are comprised of other costs associated with the Company’s insurance activities such as federal excise tax, postage, telephones and internet access charges as well as legal and auditing fees and board and bureau charges.

Other.  Other expenses include those charges that are related to the non-insurance fee generating activities in which the Company engages, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities as well amortization of tangible and intangible assets.

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

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial statements. These policies require us to make estimates and assumptions. The Company’s management has discussed the development, selection and disclosure of the estimates and assumptions used with the audit committee of the board of directors. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex, and, consequently, actual results in future periods might differ significantly from these estimates.

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

Premiums.  Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on estimated program coverage periods. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. The Company also estimates an allowance for doubtful accounts based on a percentage of premium. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $8,131 and $7,828 at December 31, 2008 and 2007, respectively.

Ceding Commission Revenue.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience under the agreements. The Company records ceding commission revenue based on its current estimate of subject losses. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined.

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

We believe this method, which tracks the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. These factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2008 should develop similarly to losses incurred in 2007 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0% we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, the Company has not experienced material variability in its loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. As of December 31, 2008, the average cost per workers compensation claim was $10,484, which was a 6% increase over the claims severity from 2001-2007 of $9,929. In 2008, claims frequency (number of claims per $1.0 million of payroll) increased to .965 from 0.944, an increase of 2.2%, for the period between 2001 and 2007.

In the event of a 5% increase in claims frequency as measured by payroll, which we believe is the most important assumption regarding our business, the Company’s loss reserves as of December 31, 2008 would be understated by $10.4 million and would result in an after tax reduction in shareholders’ equity of $6.7 million.

In the event of a 5% increase in claim severity, which is the average incurred loss per claim, the Company’s loss and loss adjustment expense reserves would be understated by $4.4 million and would result in an after tax reduction in shareholders’ equity of $2.9 million.

On a quarterly basis, and in some cases more frequently, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2006, we recognized a $0.5 million deficiency in the prior year’s reserves. In 2007, we recognized a $2.1 million deficiency in prior year’s reserves, related to our mandatory participation in the reinsurance pools which reinsure state assigned risk plans for workers compensation insurance. In 2008, we recognized a $0.5 million redundancy. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Risk Factors” and “Business — Loss Reserves.”

Reinsurance.  Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by resinsurers on business ceded have been accounted for as ceding commission revenue. Reinsurance recoverables are reported relating to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments, in the event of failure to collect from the reinsurer.

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

As of December 31, 2008, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $2.0 million or $1.2 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $2.0 million or $1.2 million after tax.

In calculating EBUB, the Company considers its ability to collect the projected increased premium as well as those expenses associated with both the additional premium and return premium.

Cash and Cash Equivalents.  Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

Investments.  The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with SFAS 115, the Company has classified certain of its fixed-maturity securities and certain of its fixed-maturities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. In accordance with FSP FAS 115-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria we consider include:

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

Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. During 2008 and 2007, the Company recorded impairment write-downs of $52.8 million and $8.4 million, respectively after determining that certain of its investments were OTTI. During 2006, the Company did not record any OTTI.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Results of Operations

Consolidated Results of Operations

	December 31,
	2008	2007	2006
	(In Thousands)
Gross premium written	$1,110,574	$839,391	$526,074
Net premium written	$554,913	$419,881	$436,314
Change in unearned premium	(115,816)	24,355	(107,302)
Net earned premium	439,097	444,236	329,012
Ceding commission – primarily related party	115,474	62,842	2,938
Commission and fee income	28,978	20,368	12,403
Net investment income	57,598	50,887	27,583
Net realized gains (losses)	(64,585)	4,644	14,783
Investment income on managed assets	(2,900)	(6,053)	244
	134,565	132,688	57,951
Total revenue	573,662	576,924	386,963
Loss and loss adjustment expense	238,303	276,986	210,140
Policy acquisition costs and other underwriting expenses	203,747	155,366	95,321
Other	17,318	13,816	10,561
	459,368	446,168	316,022
Operating income from continuing operations	114,294	130,756	70,941
Other income (expense)
Foreign currency gain	2,700	129	833
Interest expense	(16,399)	(10,089)	(5,326)
	(13,699)	(9,960)	(4,493)
Income from continuing operations before provision for income taxes and minority interest	100,595	120,796	66,448
Provision for income taxes	20,567	36,709	17,779
Minority interest in managed assets	(2,900)	(6,053)	244
Net income from continuing operations	82,928	90,140	48,425
Income from discontinued operations	—	—	431
Net income	$82,928	$90,140	$48,856

Consolidated Results of Operations 2008 Compared to 2007

Gross Premium Written.  Gross premium written increased $271.2 million or 32.3% from $839.4 million for the year ended December 31, 2007 to $1,110.6 million for the year ended December 31, 2008. The increase was attributable to a $150.0 million increase in our small commercial business, a $109.6 million increase in our specialty risk and extended warranty business and a $11.6 million increase in our specialty middle-market property and casualty business. The increase in the Small Commercial Business segment related primarily to $92.8 million of additional premiums resulting from the acquisition of UBI in the second quarter of 2008 and $63.0 million of additional premium from a new managing general agency agreement with CardinalComp. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans and expansion of certain coverage plans in the United States and a full years’ results of operations for IGI, which the Company acquired in 2007. The increase in the specialty middle-market gross premiums written resulted from, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written.  Net premiums written increased $135.0 million or 32.2% from $419.9 million to $554.9 million for the year ended December 31, 2007 and 2008, respectively. Net written premium reflected cessions of $247.3 million and $376.5 million to Maiden Insurance for the years ended 2007 and 2008, respectfully, under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. The increase before cessions by segment was: small commercial business — $119.8 million; specialty risk and extended warranty — $102.1 million; and specialty middle market property and casualty — $42.3 million.

Net Premium Earned.  Net premium earned decreased $5.1 million or 1.1% from $444.2 million to $439.1 million for the year ended December 31, 2007 and 2008, respectively. Net earned premium for the years ended 2007 and 2008, respectively, reflected cessions of $110.2 million and $285.1 million to Maiden Insurance under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. The increase by segment before cessions was: small commercial business — $44.2 million; specialty risk and extended warranty — $95.4 million; and specialty middle market property and casualty — $30.3 million.

Ceding Commission.  Ceding commission represents commission earned primarily through its quota share agreement with Maiden Insurance, whereby AmTrust receives between a 31% and 34% ceding commission on ceded written premiums to Maiden. The ceding commission earned in 2008 and 2007 was $115.6 million and $62.8 million, respectively. The increase related primarily to the Company reflecting an entire year of cessions in 2008 compared to six months of cessions in 2007.

Commission and Fee Income.  Commission and fee income increased $8.6 million or 42.2% from $20.4 million to $29.0 million for the years ended December 31, 2007 and 2008, respectively. The increase resulted from the Company entering into a Reinsurance Agreement and asset management agreement with Maiden Insurance during the third quarter of 2007, whereby the Company earned reinsurance brokerage fees and administration fees. Additionally, the Company earned fees as a servicing carrier for workers’ compensation assigned risk plans in three additional states in 2008 as well as increased fees for warranty administration from specialty risk and extended warranty customers for which a subsidiary of the Company acts as warranty administrator.

Net Investment Income.  Net investment income increased $6.7 million or 13.2% from $50.9 million to $57.6 million for the year ended December 31, 2007 and 2008, respectively. The increase resulted from an increase of average invested assets. Average invested assets (excluding equity securities) were approximately $1.3 billion for the year ended December 31, 2008 compared to approximately $1.0 billion for the year ended December 31, 2007, an increase of $0.3 billion or 30.0%. In addition, yields on the Company’s fixed maturities have decreased from 5.3% in 2007 to 4.8% in 2008.

Net Realized Gains (Losses) on Investments.  Net realized losses on investments for the year ended December 31, 2008 were $64.6 million, compared to $4.6 million of realized gains for the same period in 2007. The decrease relates primarily to the write-down of $37.1 million related to fixed income securities issued by Lehman Brothers Holdings and Washington Mutual and the write down of equity securities of $21.4 million that were other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses decreased $38.7 million or 14.0% from $277.0 million to $238.3 million for the year ended December 31, 2007 and 2008, respectively. The Company’s loss ratio for the year ended December 31, 2008 decreased to 54.3% from 62.4% for the year ended December 31, 2007. The improvement of the loss and loss adjustment ratio resulted from a reduction of prior year’s reserves of approximately $15.0 million as well as the continued improvement in the Company’s actual loss experience, which has continued to develop more favorably than projected.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $48.3 million or 31.1% from $155.4 million to $203.7 million for the years ended December 31, 2007 and 2008, respectively. The increase related primarily to higher policy and acquisition expenses resulting from growth in premium writings and additional incremental salary expense from the acquisitions of UBI and AIIC.

Income from Continuing Operations.  Operating income from continuing operations decreased to $114.3 million for the year ended December 31, 2008, from $130.8 million for the year ended December 31, 2007, a decrease of $16.5 million or 12.6%. This decrease is primarily attributable to the net realized loss of $64.5 million in the Company’s investment portfolio offset by growth in revenue combined with improvement in the both the loss ratio and the net expense ratio.

Interest Expense.  Interest expense for the year ended December 31, 2008 was $16.4 million, compared to $10.1 million for the same period in 2007. The increase was attributable primarily to interest expense on collateral loans made by Maiden Insurance pursuant to the Reinsurance Agreement. Additionally, the Company incurred interest expense on its $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

Income Tax Expense (Benefit).  Income tax expense for the year ended December 31, 2008 was $20.6 million and resulted in an effective tax rate of 19.9%. Income tax expense for year ended December 31, 2007 was $36.7 million and resulted in an effective tax rate of 28.9%. The decrease in the effective tax rate in 2008 resulted primarily from Company subsidiaries, domiciled in the United States, recognizing net realized losses on investments. Thus a higher percentage of income was earned by Company subsidiaries not subject to U.S. taxation. Additionally, the Company earned federal tax-exempt investment income during 2008.

Consolidated Results of Operations 2007 Compared to 2006

Gross Premium Written.  Gross premium written increased $313.3 million or 59.6% from $526.1 million for the year ended December 31, 2006 to $839.4 million for the year ended December 31, 2007. The increase was attributable to a $49.9 million increase in our small commercial business, a $173.5 million increase in our specialty risk and extended warranty business and a $89.9 million increase in our specialty middle-market property and casualty business. The increase in the Small Commercial Business segment related primarily to $17.1 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006, additional premiums of $17.7 million related to the acquisition of AIIC in the third quarter of 2007 and $15.1 million from organic growth. The increase in premiums for the specialty risk and extended warranty segment resulted, primarily, from the underwriting of new coverage plans in the United States and the acquisition of IGI in the second quarter of 2007, which contributed $58.2 million of premiums. The increase in the specialty middle-market gross premiums written resulted from, primarily, from the underwriting of new programs and the growth of existing programs.

Net Premium Written.  Net premiums written decreased $16.4 million or 3.8% from $436.3 million to $419.9 million for the year ended December 31, 2006 and 2007, respectively. The decrease of $16.4 million was net of $247.3 million of written premium ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $230.9 million for 2007 compared 2006. The increase before cessions by segment was: small commercial business — $40.5 million; specialty risk and extended warranty — $125.2 million; and specialty middle market property and casualty — $65.2 million.

Net Premium Earned.  Net premium earned increased $115.2 million or 35.0% from $329.0 million to $444.2 million for the year ended December 31, 2006 and 2007, respectively. The increase of $115.2 million was net of earned premium ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $225.4 million for 2007 compared 2006. The increase by segment before cessions was: small commercial business — $64.0 million; specialty risk and extended warranty — $86.5 million; and specialty middle market property and casualty — $74.9 million.

Ceding Commission.  Ceding commission represents commission earned primarily through its quota share agreement with Maiden Insurance, whereby AmTrust receives a 31% ceding commission on ceded written premiums to Maiden. The ceding commission earned in 2007 was $62.8 million.

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

Net Realized Gains on Investments.  Net realized gains on investments for the year ended December 31, 2007 were $4.6 million, compared to $14.8 million for the same period in 2006. The decrease relates primarily to the write-down of four equity securities by approximately $8.4 million that were other-than- temporarily-impaired during 2007.

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

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $60.1 million or 63.1% from $95.3 million to $155.4 million for the year ended December 31, 2006 and 2007, respectively. The increase relates to higher policy acquisition expenses as a result of increased premium writing as well as higher salary and benefits from the acquisition of AIIS and IGI.

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

Small Commercial Business Segment

	December 31,
	2008	2007	2006
	(In Thousands)
Gross premium written	458,842	$308,815	$258,930
Net premium written	226,573	193,590	239,509
Change in unearned premium	(53,546)	44,073	(18,415)
Net premium earned	173,027	237,663	221,094
Ceding commission revenue – primarily related party	59,032	36,392	2,938
Loss and loss adjustment expense	90,004	139,081	132,823
Acquisition costs and other underwriting expenses	97,856	91,460	71,735
	187,860	230,541	204,558
Underwriting income	44,199	$43,514	$19,474
Key Measures:
Net Loss Ratio	52.0%	58.5%	60.1%
Net Expense Ratio	22.4%	23.2%	31.1%
Net Combined Ratio	74.5%	81.7%	91.2%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	97,856	91,460	71,735
Less: Ceding commission revenue – primarily related party	59,032	36,392	2,938
	38,824	55,068	68,797
Net premium earned	173,027	237,663	221,094
Net Expense Ratio	22.4%	23.2%	31.1%

Small Commercial Business Segment Results of Operation 2008 Compared to 2007

Gross Premium Written.  Gross premium written increased $150.0 or 48.6% from $308.8 million to $458.8 million for the years ended December 31, 2007 and 2008, respectively. The increase in the small commercial business segment related primarily to $92.8 million of additional premiums resulting from the acquisition of UBI during the second quarter of 2008 and $63.0 million of additional premium from our relationship with CardinalComp, offset by declines attributable to mandated rate reductions in New York and Florida.

Net Premium Written.  Net premium written increased $33.0 million or 17.0% from $193.6 million to $226.6 million for the years ended December 31, 2007 and 2008, respectively. Net written premium reflected cessions of $173.2 million and $86.4 million to Maiden Insurance for the years ended 2008 and 2007, respectively, under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $119.8 million in 2008 compared to 2007 and was the result of an increase in gross premium written.

Net Premium Earned.  Net premium earned decreased $64.7 million or 27.2% from $237.7 million to $173.0 million for the years ended December 31, 2007 and 2008, respectively. Net earned premium for the years ended 2007 and 2008, respectively, reflected cessions of $47.4 million and $136.0 million to Maiden Insurance under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $23.9 million for 2008 compared to 2007. This increase resulted from an increase in gross premium written.

Ceding Commission Revenue.  Ceding commission revenue increased $22.6 million or 62.2% from $36.4 million in 2007 to $59.0 million in 2008. The increase resulted from the impact of the Reinsurance Agreement with Maiden Insurance being in effect for a full year in 2008.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses decreased $49.1 million or 35.3% from $139.1 million to $90.0 million for the years ended December 31, 2007 and 2008, respectively. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop more favorably than the Company’s actuarially projected ultimate losses as well as a reduction of a approximately $8 million in loss reserves related to prior accident years.

Acquisition Costs and Other Underwriting Expenses.  Acquisition Costs and Other Underwriting Expenses increased $6.4 million or 7.0% from $91.5 million to $97.9 million for the year ended December 31, 2007 and 2008, respectively. The increase relates primarily to higher salary expense related to the acquisitions of UBI and AIIC.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased $0.7 million to $44.2 million for the year ended December 31, 2008 from $43.5 million for the year ended December 31, 2007. The increase is attributable to an increase in premium writings in the fourth quarter of 2008.

Small Commercial Business Segment Results of Operation 2007 Compared to 2006

Gross Premium Written.  Gross premiums written increased $49.9 or 19.3% from $258.9 million to $308.8 million for the year ended December 31, 2006 and 2007, respectively. The increase in the Small commercial business segment related primarily to $17.1 million of additional premiums resulting from the acquisition from Muirfield Underwriters, Ltd. of its distribution network and the renewal rights to its existing business during the second quarter of 2006, additional premiums of $17.7 million related to the acquisition of AIIC in the third quarter of 2007 and $15.1 million from organic growth.

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

Acquisition Costs and Other Underwriting Expenses.  Acquisition Costs and Other Underwriting Expenses increased $19.8 million or 27.6% from $71.7 million to $91.5 million for the year ended December 31, 2006 and 2007, respectively. The increase relates to increased policy acquisition expenses resulting from higher premiums written as well as additional salary and benefits primarily from the acquisition of AIIS.

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

Specialty Risk and Extended Warranty Segment

	December 31,
	2008	2007	2006
Gross premium written	$415,921	$306,357	$132,826
Net premium written	$209,230	$137,577	$113,492
Change in unearned premium	(55,294)	(21,496)	(50,290)
Net premiums earned	153,936	116,081	63,202
Ceding commission revenue – primarily related party	26,998	11,544	—
Loss and loss adjustment expense	78,832	81,864	49,247
Acquisition costs and other underwriting expenses	47,637	23,481	9,676
	126,469	105,345	58,923
Underwriting income	$54,465	$22,280	$4,279
Key measures:
Net loss ratio	51.2%	70.5%	77.9%
Net expense ratio	13.4%	10.3%	15.3%
Net combined ratio	64.6%	80.8%	93.2%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$47,637	$23,481	$9,676
Less: Ceding commission revenue – primarily related party	26,998	11,544	—
	$20,639	$11,937	$9,676
Net premium earned	$153,936	$116,081	$63,202
Net expense ratio	13.4%	10.3%	15.3%

Specialty Risk and Extended Warranty Segment Results of Operation 2008 Compared to 2007

Gross Premium Written.  Gross premium written increased $109.6 or 35.8% from $306.4 million to $415.9 million for the years ended December 31, 2007 and 2008, respectively. The increase in premium resulted, primarily, from the underwriting of new coverage plans, which included the benefit of an initial unearned premium assumptions and expansion of certain existing coverage plans, offset by the impact of the strengthening U.S. dollar on the Company’s European operations.

Net Premium Written.  Net premium written increased $71.6 million or 52.0% from $137.6 million to $209.2 million for the years ended December 31, 2007 and 2008, respectively. Net written premium reflected cessions of $131.6 million and $101.1 million to Maiden Insurance for the years ended 2008 and 2007, respectively, under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $102.1 million in 2008 compared to 2007 and was the result of an increase in gross premium written.

Net Premium Earned.  Net premium earned increased $37.8 or 32.6% from $116.1 million to $153.9 million for the year ended December 31, 2007 and 2008, respectively. Net earned premium for the years ended 2007 and 2008, respectively, reflected cessions of $33.6 million and $91.2 million to Maiden Insurance under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $95.4 million for 2008 compared to 2007. This increase resulted from an increase in gross premium written during the last 12 months.

Ceding Commission Revenue.  Ceding commission revenue increased $15.5 million or 134.8% from $11.5 million in 2007 to $27.0 million in 2008. The increase resulted from the full year impact of the Reinsurance Agreement with Maiden Insurance being in effect for a full year in 2008.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses decreased $3.1 million or 3.9% from $81.9 million to $78.8 million for the years ended December 31, 2007 and 2008, respectively. The loss ratio for the segment decreased to 51.2% for 2008 from 70.5% for 2007. The improvement of the loss ratio resulted from the Company’s actual loss experience, which has continued to develop more favorably than the Company’s actuarially projected ultimate losses as well as a reduction in loss reserves of approximately $7 million related to the prior accident years.

Acquisition Costs and Other Underwriting Expenses.   Acquisition Costs and Other Underwriting Expenses increased $24.1 million or 103% from $23.5 million to $47.6 million for the years ended December 31, 2007 and 2008, respectively. The increase related, primarily, to higher policy acquisition costs and salaries and benefits in 2008 attributable to the acquisition of IGI during the second quarter of 2007.

Net Premium Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased to $54.5 million for the year ended December 31, 2008 from $22.3 million for the year ended December 31, 2007, an increase of $32.2 million or 144%. This increase was primarily attributable to growth in premium written combined with an improvement in the loss ratio.

Specialty Risk and Extended Warranty Segment Results of Operation 2007 Compared to 2006

Gross Premium Written.  Gross premium written increased $173.6 million or 130.6% from $132.8 million to $306.4 million for the year ended December 31, 2006 and 2007, respectively. The increase in premium consisted, primarily, of $79.4 million and $36.0 million from new coverage plans in the United States and Europe, respectively, and $58.2 million from an acquisition of IGI in the second quarter of 2007. $30.6 million of the premium increase in the United States in 2007 was generated by two customers, including Warrantech.

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

Acquisition Costs and Other Underwriting Expenses.   Acquisition Costs and Other Underwriting Expenses increased $13.8 million or 142.3% from $9.7 million to $23.5 million for the year ended December 31, 2006 and 2007, respectively. The increase resulted from incurring policy and acquisition expenses and additional salary and benefits expense from the acquisition of IGI in 2007.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased to $22.3 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006, an increase of $18.0 million or 421%. This increase is attributable to growth in revenue and an improvement in the loss ratio and expense ratio.

Specialty Middle Market Property and Casualty Segment Results of Operations

	December 31,
	2008	2007	2006
	(In Thousands)
Gross premium written	$235,811	$224,219	$134,318
Net premium written	$119,110	$88,713	$83,313
Change in unearned premium	(6,976)	1,779	(38,597)
Net premiums earned	112,134	90,492	44,716
Ceding commission revenue – primarily related party	29,444	14,906	—
Loss and loss adjustment expense	69,467	56,041	28,071
Acquisition costs and other underwriting expenses	58,254	40,426	13,889
	127,721	96,467	41,960
Underwriting income	$13,857	$8,931	$2,756
Key measures:
Net loss ratio	62.0%	61.9%	62.8%
Net expense ratio	25.7%	28.2%	31.0%
Net combined ratio	87.6%	90.1%	93.8%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$58,254	$40,426	$13,889
Less: Ceding commission revenue – primarily related party	29,444	14,906	—
	$28,810	$25,520	$13,889
Net premium earned	$112,134	$90,492	$44,716
Net expense ratio	25.7%	28.2%	31.0%

Specialty Middle Market Segment Result of Operations 2008 Compared to 2007

Gross Premium Written.  Gross premium written increased $11.6 million or 5.2% from $224.2 million to $235.8 million for the years ended 2007 and 2008, respectively. The increase resulted primarily from the growth of existing worker’s compensation programs and commercial auto liability programs. The increase was offset by a decline in the credit business, which the Company writes on behalf of HSBC Insurance Company of Delaware, pursuant to a 100% fronting arrangement entered into in connection with its acquisition of WIC in 2006. The gross premium written pursuant to the arrangement have begun to wind down.

Net Premium Written.  Net premium written increased $30.4 million or 34.3% from $88.7 million to $119.1 million for the years ended 2007 and 2008, respectively. Net written premium reflected cessions of $59.8 million and $71.7 million to Maiden Insurance for the years ended 2007 and 2008, respectively, under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net premium written increased $42.3 million to 2008 compared 2007 and was the result of an increased writings over the last calendar year.

Net Premium Earned.  Net premium earned increased $21.6 million or 23.9% from $90.5 million to $112.1 million for the year ended 2007 and 2008, respectively. Net premium earned for the years ended 2007 and 2008, respectively, reflected cessions of $29.1 million and $57.9 million to Maiden Insurance under the terms of the Reinsurance Agreement, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $50.4 million for 2008 compared to 2007. The increase resulted from the change in net premium written.

Ceding Commission Revenue.  Ceding commission revenue increased $14.5 million or 97.3% from $14.9 million in 2007 to $29.4 million in 2008. The increase resulted from the impact of the Reinsurance Agreement with Maiden Insurance being in effect for a full year in 2008.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $13.5 million or 24.1% from $56.0 million to $69.5 million for the years ended December 31, 2007 and 2008, respectively. The loss ratio for the segment for the year ended December 31, 2008 increased to 62.0% from 61.9% for the year ended December 31, 2007. The Company’s actuarially projected ultimate losses remained consistent period over period.

Acquisition Costs and Other Underwriting Expenses.   Acquisition Costs and Other Underwriting Expenses increased $17.9 million from $40.4 million for the year ended December 31, 2007 to $58.3 million for the year ended December 31, 2008. The increase related primarily to higher policy acquisition costs during 2008.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased $5.0 million to $13.9 million for the year ended December 31, 2008 from $8.9 million for the year ended December 31, 2007. This increase is attributable to growth in revenue and improvement in the expense ratio.

Specialty Middle Market Segment Result of Operations 2007 Compared to 2006

Gross Premium Written.  Gross premium written increased $89.9 million or 66.9% from $134.3 million to $224.2 million for the years ended 2006 and 2007, respectively. Premium increased for all lines of business in 2007. The increase resulted primarily from new general liability and worker’s compensation programs and growth of existing facilities. In addition, the increase includes $6.4 million in gross premium written which is fully reinsured by HSBC Insurance Company of Delaware pursuant to an agreement entered into in connection with the Company’s acquisition of Wesco Insurance Company in June 2006.

Net Premium Written.  Net premium written increased $5.4 million or 6.5% from $83.3 million to $88.7 million for the years ended 2006 and 2007, respectively. The increase of $5.4 million was net of $59.8 million of written premium ceded to Maiden Insurance during the second half of 2007 under the terms of a reinsurance agreement entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $65.2 million for the year ended 2007 compared to the year ended 2006. The increase of $65.2 million resulted from an increase in gross premium written in 2007.

Net Premium Earned.  Net premium earned increased $45.8 million or 102.4% from $44.7 million to $90.5 million for the year ended 2006 and 2007, respectively. The increase of $45.8 million was net of earned premium ceded to Maiden Insurance during the second half of 2007. Before cessions to Maiden Insurance, earned premium was $119.6 million for the year ended December 31, 2007. This increase was a result of an increase in gross premium written.

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

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $26.5 million from $13.9 million for the year ended December 31, 2006 to $40.4 million for the year ended December 31, 2007. The increase resulted primarily from higher policy acquisition expense which occurred from increased written premiums.

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

Our investment portfolio, including cash and cash equivalents, had a carrying value of $1,348.0 million and $1,261.6 million (excluding $13.5 million and $28.0 million of other investments) as of December 31, 2008 and 2007, respectively, and is summarized in the table below by type of investment.

	As of December 31,
	2008		2007
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	($ in Thousands)
Cash and cash equivalents	$192,053	14.2%	$145,337	11.5%
Time and short-term deposits	167,845	12.5	148,541	11.8
U.S. treasury securities	17,851	1.3	19,074	1.5
U.S. government agencies	21,434	1.6	144,174	11.4
U.S. Agency – Mortgage backed securities	286,795	21.3	91,564	7.3
U.S. Agency – Commercial mortgage obligations	205,610	15.3	239,342	19.0
Municipals	45,208	3.4	10,429	0.8
Commercial mortgage back securities	3,390	0.2	4,310	0.3
Asset backed securities	5,068	0.4	10,024	0.8
Corporate bonds	373,901	27.7	369,733	29.3
Preferred stocks	5,315	0.4	504	—
Common stocks	23,513	1.7	78,533	6.2
	$1,347,983	100.0%	$1,261,565	100.0%

Other investments represented approximately 1.0% and 2.2% of the Company’s total investment portfolio as of December 31, 2008 and 2007, respectively. At December 31, 2008 other investments consisted primarily of limited partnerships or hedge funds totaling $3.6 million, the equity investment in Warrantech of $2.1 million, an annuity of $1.3 million, an equity investment in a company in the amount of $0.9 million in the form of a secured loan and miscellaneous investments totaling $5.6 million. At December 31, 2007, other investments consisted primarily of limited partnerships or hedge funds totaling $16.5 million, the equity investment in Warrantech of $3.1 million, real estate of $1.3 million and miscellaneous investments of $2.1 million. Additionally, the Company had an equity investment in a company in the amount of $5.0 million in the form of a secured loan.

As of December 31, 2008 and 2007, our fixed maturity portfolio (excluding time and short-term deposits) had a carrying value of $959.2 million and $888.7 million, respectively, which represented approximately 71.2% and 70.4%, respectively, of the carrying value of our investments, including cash and cash equivalents.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2008 and 2007 as rated by Standard and Poor’s.

	2008	2007
U.S. Treasury	1.8%	2.1%
AAA	59.8	57.3
AA	4.5	9.6
A	25.1	23.1
BBB, BBB+, BBB-	6.3	3.1
BB, BB+, BB-	0.1	2.0
B, B+, B-	0.9	1.2
Other (includes securities rated CC, CCC, CCC- and D)	1.4	1.6
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2008:

Fixed Income Investment Type	Average Yield%	Average Duration in Years
U.S. Treasury securities	4.22%	6.2
U.S. government agencies	4.87	3.6
Foreign government	5.66	4.6
Corporate bonds	4.82	5.8
Municipal	5.37	10.1
Mortgage and asset backed	4.83	4.9

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

During 2008, based on the criteria above, we determined that 12 equity securities and two fixed income securities were other-than-temporarily-impaired and accordingly wrote them down resulting in a $52.8 million realized loss.

In addition to non-cash write-downs of $21.4 million the Company took for the impaired equity securities during 2008, at December 31, 2008, the Company had $55.5 million of gross unrealized losses related to marketable equity securities. The Company’s investment in marketable equity securities consist of investments in common stock across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common stocks, 33 equity securities comprised $51 million, or 90% of the unrealized loss. 14 securities in the consumer products sector represent approximately 25% of the total fair value and 33% of the Company’s unrealized loss. 4 securities in the financial sector represent approximately 8% of the total fair value and 3% of the Company’s total unrealized losses and 12 common stocks in the health care, industrial and technology sectors which have fair values of approximately 25%, 6% and 8%, respectively, and approximately 18%, 17% and 7%, respectively, of the Company’s unrealized losses. Additionally, the Company owns 3 stocks in other sectors which accounts for 10% of the Company’s unrealized losses. The duration of these impairments range from 1 to 23 months. The remaining securities in a loss position are not considered individually significant and accounted for 10% of the Company’s unrealized losses. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

In addition to non-cash write-downs of $31.4 million the Company took for impaired fixed income securities during 2008, the Company had $92.5 million of gross unrealized losses related to available-for-sale fixed income securities as of December 31, 2008. Corporate bonds represent 38.9% of the fair value of our fixed maturities and 89.4% of the total unrealized losses of our fixed maturities. The Company owns 211 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 7.1%, 30.9% and 0.9%, respectively, and 18.9%, 70.1% and 0.5% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

Based on the Company’s ability and intent to hold these investments for a sufficient time for recovery of fair value, the Company does not consider these investments to be other-than-temporarily-impaired at December 31, 2008. The table below summarizes the gross unrealized losses of our fixed maturity and equity securities as of December 31, 2008:

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Available-for-sale securities:
Common and preferred stock	$10,189	$(11,175)	$16,437	$(44,276)	$26,626	$(55,451)
U. S. agency – collateralized mortgage obligations	103,732	(4,455)	97,095	(3,440)	200,827	(7,895)
Other mortgage backed securities	3,390	(383)	—	—	3,390	(383)
Municipal bonds	15,171	(932)	—	—	15,171	(932)
Asset backed securities	5,045	(422)	22	(16)	5,067	(438)
Corporate bonds	113,165	(18,355)	216,546	(64,575)	329,711	(82,930)
Total temporarily impaired – available-for-sale securities	$250,692	$(35,722)	$330,100	$(112,307)	$580,792	$(148,029)
Held-to-maturity securities:
U.S. agency – mortgage backed securities	$501	$(2)	$4,931	$(144)	$5,432	$(146)
Total temporarily impaired – held-to-maturity securities	$501	$(2)	$4,931	$(144)	$5,432	$(146)

For further information on the Company’s investments and related performance, see Note 3. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

AmTrust is organized as a holding company with eleven insurance subsidiaries as well as various other non-insurance subsidiaries. AmTrust’s primary liquidity needs include debt payments, interest on debt, taxes and shareholder dividends. AmTrust’s income is generated primarily from our insurance subsidiaries. Additionally, AmTrust may generate liquidity through investment income, debt as well as financing through borrowing and sales of securities. In 2008, AmTrust entered into a $40 million term loan. AmTrust also issued a $30 million note in conjunction with the UBI acquisition. In 2007, AmTrust issued $40 million of junior subordinated debentures.

Our Insurance Subsidiaries principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance company subsidiaries as well as for payment of claims and operating expenses, payment of interest and principal on debt facilities and other holding company expenses until at least December 31, 2009. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth.

The laws of the jurisdictions in which our Insurance Subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to AmTrust. As of December 31, 2008 and 2007, respectively, the Insurance Subsidaries would have been permitted to pay dividends in the aggregate of approximately $129.4 million and $187.2 million. The Company’s Insurance Subsidiaries did not pay any dividends in 2008 and 2007. In addition, the terms of AmTrust’s debt arrangements limit AmTrust’s ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends. See “Dividend Policy,” “Regulation” and “Risk Factors.”

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short- and long-term basis. Cash payments for claims were $108.8 million, $180.1 million and $257.9 million in 2006, 2007 and 2008, respectively. Since December 31, 2001, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,261.6 million (excluding $28.0 million of other investments) at December 31, 2007 to $1,348.0 million (excluding $13.5 million of other investments) at December 31, 2008. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods. If as the result of such sales we could no longer classify any portion of our fixed maturity portfolio as held-to-maturity we would be required to carry all of our fixed maturity securities at the market value. If the aggregate market value at the given balance sheet is below the aggregate amortized cost we would have a reduction to stockholders’ equity. At December 31, 2008 our held-to-maturity fixed maturity portfolio had an aggregate unrealized gain of $1.4 million. If at December 31, 2008 we could not classify our fixed maturity portfolio as held-to-maturity our stockholders’ equity would be increased on an after tax basis by approximately $0.9 million.

The use of reinsurance is an important component of our business strategy. See “Business — Reinsurance.” As losses are incurred and recorded, we record amounts recoverable from third party reinsurers for the portion of the paid loss and loss adjustment expense as well as outstanding loss and loss adjustment expense reserve and IBNR that is ceded to third party reinsurers.

We purchase excess of loss workers’ compensation reinsurance to protect us from the impact of large losses. Under this reinsurance program, we pay our reinsurers a percentage of our net or gross earned insurance premiums, subject to certain minimum reinsurance premium requirements. Our workers’ compensation reinsurance programs for 2007 and 2008 includes multiple reinsurers in five layers of reinsurance that provide us with coverage in excess of a certain specified amount per loss occurrence, or retention level. Our workers’ compensation reinsurance program for 2007 and 2008 provides coverage for claims in excess of $1.0 million per occurrence with coverage up to $130.0 million per occurrence, subject to certain exclusions and restrictions, including a $1.25 million aggregate deductible applicable to the first layer of this reinsurance coverage. Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.

The Company has coverage for its casualty lines of business under excess of loss reinsurance agreements. The agreement covers losses in excess of $2 million per occurrence up to a maximum $12 million. The agreement also provides “clash” protection for qualifying claims for losses in excess of $12 million up to a maximum of $32 million.

The Company has coverage for its property lines of business under excess of loss reinsurance agreements. The agreement covers losses in excess of $2 million per property up to a maximum $15 million. In addition the Company has a property catastrophe excess of loss agreement. The agreement covers losses in excess of $4 million per occurrence up to a maximum $65 million.

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

The following table summarizes the ten reinsurers that account for approximately 85% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2008:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2008
		($ In Thousands)
Maiden Insurance Company Ltd.	A-	$173,734
Trinity Universal Insurance Company(1)	A	119,172
American Home Assurance Company	A+	89,611
National Workers’ Compensation Reinsurance Pool(2)		23,404
PMA Capital Insurance Company(3)	C++	11,748
General Reinsurance Corporation	A++	8,721
Hannover Ruckversicherungs AG	A-	7,730
MIC Property & Casualty Insurance Corp	A	7,585
Munich Reinsurance Company	A+	6,549
Imagine Insurance Co Ltd(4)	NR-4	6,202

(1)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to their acquisition by the Company, MCIC, SNIC, TUIC and TLIC ceded all of their net retention to Trinity Universal.
(2)	As per the NWCRP Articles of Agreement reinsurance is provided through a 100% Quota Share Reinsurance Agreement entered into among the Servicing Carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.
(3)	At the time of the Company’s acquisition of AIIC, PMA was a reinsurer of AIIC. PMA’s reinsurance business is in orderly runoff. We continue to collect payments from PMA on a timely basis.
(4)	The Company has letter of credit in place of approximately $9 million.

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

Comparison of Years Ended December 31, 2008 and 2007

Net cash provided by operating activities was $64.3 million for the year ended December 31, 2008, compared to $248.2 million for the same period in 2007. For the year ended 2008, major components of cash provided by operating activities were premiums settled of $996.5 million offset by claim payments of $257.2 million, and overall higher level of cessions and operating expenses. For the year ended 2007, major components of cash provided by operating activities were premiums settled of $729.4 million, partially offset by claim payments of $180.1 million.

Net cash used in investing activities was $176.0 million for the year ended December 31, 2008. Net cash used in investing activities was $343.1 million for the year ended December 31, 2007. In 2008, major components of net cash used in investing activities primarily included the acquisition of UBI for $55.9 million and net purchases of investments of $109.9 million. In 2007, major components of net cash used in investing activities primarily included net purchases of equity, fixed maturity securities, other investments and short term investments of $285.8 million and the purchases of Associated and IGI for $35.7 million.

Net cash provided by financing activities was $162.2 million for the year ended December 31, 2008 compared to net cash provided in 2007 of $180.2 million. In 2008 cash provided from financing included primarily of $138.1 million received from entering into repurchase agreements as well as the issuance of a $40 million note offset by dividend payments of $10.2 million. In 2007 cash provided from financing included primarily $146.4 million received from entering into repurchase agreements and the issuance of the $40.0 million of junior subordinated debentures, offset by dividend payments of $5.4 million.

Other Material Changes in Financial Position

	December 31, 2008	December 31, 2007
Selected Assets:
Premiums receivable, net	$419,577	$257,756
Reinsurance recoverable	584,822	281,914
Prepaid reinsurance premium	372,030	244,684
Selected Liabilities:
Loss and loss expense reserves	$1,014,059	$775,392
Unearned premium	759,915	527,758
Securities sold under arrangements to repurchase, at contract value	284,492	146,403

In 2008, premium receivables, net increased $161,821 as a result of a higher overall level of premium writing in 2008, the acquisition of UBI and the entering into a managing general agency relationship in the fourth quarter with CardinalComp in 2008. Reinsurance recoverable increased $302,908 and prepaid reinsurance premium increased $127,346 as a result of increased cessions to Maiden due to higher premium volumes and cessions of unearned premium related to the UBI acquisition. Loss and loss expense reserves increased $238,667 in 2008 as a result of entering into a managing general agency relationship in the fourth quarter with Cardinal Comp as well as increased premium writings in the fourth of 2008 compared to the fourth quarter of 2007.

Securities sold under arrangements to repurchase, at contract value, increased by 138,089 in 2008 as the Company expanded their use of this type of investment.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments beginning on September 3, 2008 of $3.3 million and ending on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” and had a margin rate of 185 basis points and was 4.07% as of December 31, 2008. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $0.1 million related to the agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company entered into a promissory note with Unitrin in the amount of $30 million. The note bears no interest rate and requires four annual principal payments of $7.5 million beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3.2 million based on interest rates available to the Company at the date of the acquisition, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26.8 million at inception. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company. The Company recorded $0.8 million of interest expense during the year ended December 31, 2008 and the note’s carrying value at December 31, 2008 was $27.6 million.

Line of Credit

The Company entered into an agreement for an unsecured line of credit on June 3, 2008 with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line will be used for collateral for letters of credit. The agreement matures on June 30, 2009. Interest payments are required to be paid monthly on any unpaid principal and bears interest at LIBOR plus 150 basis points. As of December 31, 2008 there was no outstanding balance on the line of credit. The Company has an outstanding letter of credit in place at December 31, 2008 for $21.2 million that reduced the availability on the line of credit to $3.8 million as of December 31, 2008.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short-term or fixed-income securities. As of December 31, 2008, there were approximately $284.5 million principal amount outstanding at interest rates between 2.5% and 3.0%. Interest expense associated with these repurchase agreements for the year ended December 31, 2008 was $8.8 million of which $0.7 million was accrued as of December 31, 2008. The Company has approximately $293.4 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Reinsurance Agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Reinsurance Agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of December 31, 2008.

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

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2008:

Contractual Obligations

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	($ in Thousands)
Loss and loss adjustment expenses(1)	$1,014,059	$339,066	$263,995	$112,183	$298,815
Loss-based insurance assessments(2)	8,739	3,024	2,797	1,049	1,869
Operating lease obligations	29,592	5,755	9,529	4,834	9,474
Purchase obligations(3)	4,289	4,289	—	—	—
Employment agreement obligations	8,736	5,792	2,944	—	—
Debt and interest(4)	638,979	35,795	229,795	27,604	345,785
Total	$1,704,394	$393,721	$509,060	$145,670	$655,943

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2008 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
(2)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.
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
(4)	The interest related to the debt by period is as follows: $14.9 million — less than 1 year, $26.8 million — 1 – 3 years, $20.1 million — 3 – 5 years and $225.8 million — more than 5 years. In addition included within debt and interest is $168.0 million of debt related to the Maiden collateral loan and $11.5 million of associated interest.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk.  Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are liquidity risk, credit risk, interest rate risk, foreign currency risk and equity price risk.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “— Reinsurance.”

Interest Rate Risk.  We had fixed maturity securities (excluding $167.8 million of time and short-term deposits) with a fair value of $960.6 million and a carrying value of $959.3 million as of December 31, 2008 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31,

2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify a portion of our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2008.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ Amounts in Thousands)
200 basis point increase	$904,148	$(56,470)	$—	$(55,109)	(14.0)%
100 basis point increase	929,136	(31,482)	—	(30,121)	(7.7)
No change	960,618	—	959,257	—	—
100 basis point decrease	985,929	25,311	—	23,950	6.1
200 basis point decrease	1,014,647	54,029	—	52,668	13.4

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $352.6 million of debt instruments of which $151.3 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.0 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $2.4 million before tax realized currency loss based on our outstanding foreign denominated reserves of $48.1 million at December 31, 2008.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2008, the equity securities in our investment portfolio had a fair value of $28.8 million, representing approximately two percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2008. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ Amounts in Thousands)
5% increase	$30,269	$1,441		$1,441	0.6%
No change	28,828		$28,828
5% decrease	27,387	(1,441)		(1,441)	(0.6)%

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 13, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding directors and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2008 (the “Proxy Statement”).

The Company has adopted a Code of Business Conduct and Ethics and posted it on our website http://www.amtrustgroup.com/ and then under Corporate Governance and is available in print to any shareholder that requests it.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in the table below and incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs(1)
Equity Compensation Plans Approved by Security Holders	3,728,500	9.95	2,249,800
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,728,500	9.95	2,249,800

(1)	In addition to shares available for issuance under the Company’s stock option plan, this number includes 1,998,100 shares of restricted stock available for issuance under the Company’s 2005 Equity and Incentive Plan.

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

AMTRUST FINANCIAL SERVICES, INC.
By: /s/ Ronald E. Pipoly, Jr. Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009
/s/ Ronald E. Pipoly, Jr. Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ Michael Karfunkel Michael Karfunkel	Chairman of the Board	March 16, 2009
/s/ George Karfunkel George Karfunkel	Director	March 16, 2009
/s/ Donald T. DeCarlo Donald T. DeCarlo	Director	March 16, 2009
/s/ Abraham Gulkowitz Abraham Gulkowitz	Director	March 16, 2009
/s/ Isaac M. Neuberger Isaac M. Neuberger	Director	March 16, 2009
/s/ Jay J. Miller Jay J. Miller	Director	March 16, 2009

AMTRUST FINANCIAL SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
March 13, 2009

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Per Share)

	December 31,
	2008	2007
ASSETS
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $50,242; $162,661)	$48,881	$161,901
Fixed maturities, available-for-sale, at market value (amortized cost $988,779; $745,132)	910,376	726,749
Equity securities, available-for-sale, at market value (cost $84,090; $106,956)	28,828	79,037
Short-term investments	167,845	148,541
Other investments	13,457	28,035
Total investments	1,169,387	1,144,263
Cash and cash equivalents	192,053	145,337
Assets under management	—	18,541
Accrued interest and dividends	9,028	9,811
Premiums receivable, net	419,577	257,756
Note receivable – related party	21,591	20,746
Funds held with reinsurance companies	110	255
Reinsurance recoverable	363,608	225,941
Reinsurance recoverable – related party	221,214	55,973
Prepaid reinsurance premium	128,519	107,585
Prepaid reinsurance premium – related party	243,511	137,099
Prepaid expenses and other assets	72,221	25,876
Federal income tax receivable	4,667	—
Deferred policy acquisition costs	103,965	70,903
Deferred income taxes	76,910	36,502
Property and equipment, net	15,107	12,974
Goodwill	49,794	10,549
Intangible assets	52,631	42,683
	$3,143,893	$2,322,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,014,059	$775,392
Unearned premiums	759,915	527,758
Ceded reinsurance premiums payable	59,990	39,464
Ceded reinsurance premium payable – related party	102,907	38,792
Reinsurance payable on paid losses	8,820	4,266
Federal income tax payable	—	4,123
Funds held under reinsurance treaties	228	4,400
Securities sold but not yet purchased, market	22,608	18,426
Securities sold under agreements to repurchase, at contract value	284,492	146,403
Accrued expenses and other current liabilities	144,304	113,800
Derivatives liabilities	1,439	4,101
Note payable on collateral loan – related party	167,975	113,228
Non interest bearing note payable – net of unamortized discount of $2,439	27,561	—
Term loan	33,333	—
Junior subordinated debt	123,714	123,714
Total liabilities	2,751,345	1,913,867
Commitments and contingencies
Minority interest	—	18,541
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,146 and 84,047 issued in 2008 and 2007, respectively; 60,033 and 59,953 outstanding in 2008 and 2007, respectively	842	841
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	539,421	535,123
Treasury stock at cost; 24,113 and 24,094 shares in 2008 and 2007, respectively	(294,803)	(294,671)
Accumulated other comprehensive loss	(105,815)	(31,688)
Retained earnings	252,903	180,781
Total stockholders’ equity	392,548	390,386
	$3,143,893	$2,322,794

See accompanying notes to consolidated statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Date)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Premium income:
Net premium written	$554,913	$419,881	$436,314
Change in unearned premium	(115,816)	24,355	(107,302)
Net earned premium	439,097	444,236	329,012
Ceding commission – primarily related party	115,474	62,842	2,938
Commission and fee income	28,978	20,368	12,403
Net investment income	57,598	50,887	27,583
Net realized gain (loss) on investments	(64,585)	4,644	14,783
Other investment (loss) income on managed assets	(2,900)	(6,053)	244
Total revenues	573,662	576,924	386,963
Expenses:
Loss and loss adjustment expense	238,303	276,986	210,140
Acquisition costs and other underwriting expenses	203,747	155,366	95,321
Other underwriting expense	17,318	13,816	10,561
Total expenses	459,368	446,168	316,022
Operating income from continuing operations	114,294	130,756	70,941
Other income (expenses):
Foreign currency gain	2,700	129	833
Interest expense	(16,399)	(10,089)	(5,326)
Total other expenses	(13,699)	(9,960)	(4,493)
Income from continuing operations before provision for income tax expense and minority interest	100,595	120,796	66,448
Income tax expense	20,567	36,709	17,779
Minority interest in net income of subsidiary	(2,900)	(6,053)	244
Income from continuing operations	82,928	90,140	48,425
Discontinued operations:
Other income (loss) from discontinued operations	—	—	431
Income from discontinued operations	—	—	431
Net income	82,928	90,140	48,856
Basic earnings per share:
Earnings from continuing operations	$1.38	$1.50	$0.86
Earnings from discontinued operations		—	0.01
Net income per basic share	$1.38	$1.50	$0.87
Diluted earnings per share:
Earnings from continuing operations	$1.37	$1.49	$0.86
Earnings from discontinued operations		—	0.01
Net income per diluted share	$1.37	$1.49	$0.87
Weighted average common shares outstanding:
Basic	59,991	59,958	56,315
Diluted	60,671	60,674	56,315
Dividends declared per common share:	$0.18	$0.11	$0.04

See accompanying notes to consolidated statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)
Years Ended December 31, 2008, 2007, 2006

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2005	241	60,000	12,406	—	(5,014)	50,778	118,411
Comprehensive income, net of tax:
Net income	—	—	—	—	—	48,856	48,856
Foreign currency translation	—	—	—	—	4,664	—	4,664
Unrealized holding gain on investments	—	—	—	—	2,345	—	2,345
Reclassification adjustment for securities sold during the year	—	—	—	—	1,710	—	1,710
Comprehensive income							57,575
Issuance of common stock	256	—	165,610	—	—	—	165,866
Stock option compensation	—	—	1,025	—	—	—	1,025
Conversion of preferred stock	103	(60,000)	59,897	—	—	—	—
Common stock dividend	—	—	—	—	—	(2,398)	(2,398)
Balance, December 31, 2006	600	—	238,938	—	3,705	97,236	340,479
Comprehensive income, net of tax:
Net income	—	—	—	—	—	90,140	90,140
Foreign currency translation	—	—	—	—	(2,011)	—	(2,011)
Unrealized holding loss on investments	—	—	—	—	(32,954)	—	(32,954)
Reclassification adjustment for securities sold during the year	—	—	—	—	(428)	—	(428)
Comprehensive income							54,747
Stock option compensation	—	—	1,830	—	—	—	1,830
Stock repurchase	—	—	—	(59)	—	—	(59)
Acquisition of subsidiary	—	—	—	(294,612)	—	—	(294,612)
Issuance of common stock	241	—	294,355	—	—	—	294,596
Common stock dividend	—	—	—	—	—	(6,595)	(6,595)
Balance, December 31, 2007	$841	$—	$535,123	$(294,671)	$(31,688)	$180,781	$390,386
Comprehensive income, net of tax:
Net income	—	—	—	—	—	82,928	82,928
Foreign currency translation	—	—	—	—	(13,006)	—	(13,006)
Unrealized holding loss on investments	—	—	—	—	(71,502)	—	(71,502)
Reclassification adjustment for securities sold during the year	—	—	—	—	10,381	—	10,381
Comprehensive income							8,801
Stock option compensation	—	—	3,136	—	—	—	3,136
Stock repurchase	—	—	—	(132)	—	—	(132)
Exercise of stock options	1	—	1,162	—	—	—	1,163
Common stock dividend	—	—	—	—	—	(10,806)	(10,806)
Balance, December 31, 2008	$842	$—	$539,421	$(294,803)	$(105,815)	$252,903	$392,548

See accompanying notes to consolidated statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$82,928	$90,140	$48,425
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,069	5,022	4,671
Realized loss (gain) on marketable securities	4,825	(13,011)	(14,783)
Non-cash write-down of marketable securities	52,773	8,367	—
Bad debt expense	2,804	2,225	2,466
Stock option compensation	3,136	1,830	1,025
Discount on notes payable	716	—	—
Change in deferred tax asset	(40,408)	(26,960)	(146)
Foreign currency gain	(2,700)	(129)	(833)
Income (loss) from discontinued operations	—	—	431
Changes in assets – (increase) decrease:
Premiums receivable	(117,653)	(62,448)	(69,175)
Reinsurance recoverable	(137,639)	(11,234)	(26,460)
Reinsurance recoverable – related party	(165,241)	(55,973)	—
Deferred policy acquisition costs	(33,062)	(14,469)	(19,312)
Prepaid reinsurance premiums	(20,934)	(32,096)	(53,158)
Prepaid reinsurance premiums – related party	(106,412)	(137,099)	—
Prepaid expenses and other assets	(48,399)	8,259	(5,696)
Receivable from discontinued operations	—	—	3,571
Changes in liabilities – increase (decrease):
Reinsurance payable	(25,182)	16,563	5,246
Reinsurance payable – related party	64,115	38,792	—
Loss and loss expense reserves	238,667	160,612	128,630
Unearned premiums	232,077	146,266	166,353
Funds held under reinsurance treaties	(4,172)	(5,548)	6,914
Note payable – related party	54,747	113,228	—
Accrued expenses and other current liabilities	21,253	15,881	12,867
Net cash provided by operating activities	64,308	248,218	191,036
Cash flows from investing activities:
Purchases of held to maturity fixed maturities	—	(61,078)	(313,239)
Purchases of available for sale fixed maturities	(600,926)	(1,096,784)	(263,050)
Purchases of equity securities	(44,834)	(141,092)	(104,738)
Purchases of other investments	(488)	(12,184)	(3,439)
Proceeds from maturities of held to maturity fixed maturities	113,020	265,728	97,792
Proceeds from sales of available for sale fixed maturities	399,088	581,642	227,605
Proceeds from sales of equity securities	28,441	130,342	73,327
Proceeds from (purchases of) short term investments, net	(19,304)	47,599	(121,408)
Proceeds from other investments	15,065	—	—
Note receivable – related party	(2,000)	(18,000)	—
Acquisition of a subsidiary, net of cash obtained	(55,883)	(35,742)	—
Acquisition of intangible assets from renewal rights	(3,204)	(1,800)	(12,074)
Capital expenditures	(4,975)	(1,751)	(2,708)
Net cash provided by (used in) investing activities	(176,000)	(343,120)	(421,932)
Cash flows from financing activities:
Proceeds from issuance of note payable	40,000	—	—
Repayment of notes payable	(6,667)	—	(25,000)
Issuance of junior subordinate debentures	—	40,000	30,000
Repurchase agreements, net	138,089	146,402	—
Issuance of common stock	—	—	165,866
Stock option conversion	1,163	—	—
Purchase of shares	(132)	(59)	—
Debt financing fees	(52)	(820)	—
Dividends on common stock	(10,200)	(5,396)	(1,199)
Net cash provided (used) by financing activities	162,201	180,127	169,667
Effect of exchange rate changes on cash	(3,793)	196	5,298
Net (decrease) increase in cash and cash equivalents	46,716	85,421	(55,931)
Cash and cash equivalents, beginning year	145,337	59,916	115,847
Cash and cash equivalents, end of year	$192,053	$145,337	$59,916
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$14,428	$9,240	$5,381
Debt issuance costs	77	1,238	928
Income taxes	21,805	35,632	28,163

See accompanying notes to consolidated statements.

Supplemental non-cash financing activity:

In 2008, the Company issued a promissory note to Unitrin in the amount of $30,000 in connection with the acquisition of UBI business. The note is non interest bearing and requires four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3,155 based on interest rates available to the Company at the date of acquisition which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The Company included $716 of amortized discount on the note in its results of operations for the year ended December 31, 2008, respectively. The note’s carrying value at December 31, 2008 was $27,561.

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

The Company transacts business through eleven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“Wesco” or “WIC”), Associated Industries Insurance Company, Inc. (“AIIC”), Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), Trinity Universal Insurance Company of Kansas, Inc. (“TUIC”) and Trinity Lloyd’s Insurance Company (“TLIC”), which are domiciled in New Hampshire, New York, Delaware, Florida, Wisconsin, Texas and Kansas respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and IGI Insurance Company, Ltd. (“IGI”), which are domiciled in Bermuda, Ireland and England, respectively.

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

Premiums — Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $8,131 and $7,828 at December 31, 2008 and 2007, respectively.

Ceding Commission Revenue — Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience under the agreements. The Company records ceding commission revenue based on its current estimate of subject losses. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Loss and Loss Adjustment Expenses — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Cash and Cash Equivalents — Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250,000 at these institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

Investments — The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with SFAS 115, the Company has classified certain of its fixed-maturity securities as held to maturity and certain of its fixed-maturities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Available for sale fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. In accordance with FSP FAS 115-1, “Other-Than-Temporary Impairment and Its Application to Certain Investments.”, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment. The Committee uses a set of quantitative and qualitative criteria to review the investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria the Committee consider include:

•	how long and by how much the fair value of the security has been below its amortized cost;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	the intent and ability to keep the security for a sufficient time period for it to recover its value;
•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments; and
•	the occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the cost basis of the underlying investment. During 2008 and 2007, the Company recorded impairment write-downs of $52.8 million and $8.4 million, respectively after determining that certain of its investments were OTTI. During 2006, the Company did not record any OTTI.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

The following are the types of investments the Company has:

(a)	Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than one year at date of acquisition. As of December 31, 2008 and 2007, short term investments consisted primarily of money market investments.
(b)	Fixed maturities and equity securities — Fixed maturities (bonds and certificates of deposit) that the Company has the specific intent and ability to hold until maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.
(c)	Mortgage and asset backed securities — For mortgage and asset backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.
(d)	Limited partnerships — The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.
(e)	Derivatives and Hedging Activities — The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives, as defined in FAS 133, are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:
•	Credit default swap contracts (“CDS”), which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on the price of the underlying bond on the valuation date. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract. Such amounts are limited to the total equity of the account;
•	Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, in this case LIBOR, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and
•	Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.
(f)	Securities sold under agreements to repurchase, at contract value — Securities sold under agreements to repurchase are accounted for as collateralized borrowing transactions and are recorded at their contracted repurchase amounts, plus accrued interest. The Company minimizes the credit risk

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with AmTrust when necessary.

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

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Fair values of other financial instruments approximate their carrying values.

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as certain marketing, sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $33,062, $27,839 and $19,313 for the years ended December 31, 2008, 2007 and 2006, respectively. The amortization for deferred acquisition costs was $70,250, $36,551 and, $21,745 in 2008, 2007 and 2006, respectively.

Reinsurance — Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Reinsurance recoverables are reported relating to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments, in the event of failure to collect from the reinsurer.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments. Among such assessments are state guaranty funds as well workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance oversight boards to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or NAIC Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2008, 2007 and 2006 was approximately $14,464, $9,640 and $5,511, respectively.

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

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with SFAS 141, “Business Combinations.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. Goodwill and intangible assets with an indefinite useful life are carried at $68,645 and $22,329 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, intangible assets with a finite life were valued at $33,780 and $30,903, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company amortized approximately $4,106, $2,800 and $3,400, respectively related to its intangible assets with a finite life.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

strategies and projected future taxable income in making this assessment. If necessary, the Company establish a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

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

Under FIN 48, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At the date of adoption, the amount of interest and penalties included in the consolidated balance sheet was $0. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2004 through 2007 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Foreign Currency — The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains and losses are reflected in earnings. Functional currency amounts are then translated into U.S. dollars. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of accumulated other changes in equity from nonowner sources. The foreign currency remeasurement and translation are calculated using current exchange rates for the items reported on the balance sheets and average exchange rates for items recorded in earnings.

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

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2008 and 2007, the outstanding premiums and notes receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Minority Interest — The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as minority interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary. Minority interest expense represents such non-controlling interests’ in the earnings of that entity. All significant transactions and account balances between the Company and the subsidiaries were eliminated during consolidation.

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

Recent Accounting Pronouncements — In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FSP No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under Statement No. 142, “Goodwill and Other intangible Assets“ (“SFAS No. 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). Statement 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that Statement 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 amends Accounting Research Bullentin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsididary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entiry that should be reported as a component of equity in the consolidated statements. SFAS 160 is effective on a prospective basis beginning January 1, 2009, except for presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. The Company chose not to elect the fair value option. Therefore, SFAS 159 did not impact its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4. “Fair Value of Financial Instruments” for information and related disclosures regarding our fair value measurements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments that contain an embedded derivative requiring bifurcation and permits entities to fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. FAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a limited scope exception from paragraph 13(b) of FAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets if certain criteria are met. B40 is effective upon the adoption of FAS 155 with certain exceptions. The Company adopted FAS 155 effective January 1, 2007 and it did not have a material impact on its financial condition or results of operations.

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

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

Year Ended December 31, 2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stocks	$6,765	$—	$(1,450)	$5,315
Common stocks	77,325	189	(54,001)	23,513
U.S. treasury securities	13,892	1,820	—	15,712
U.S. government agencies	18,986	1,332	—	20,318
U.S. agency – Mortgage backed securities	232,335	8,991	—	241,326
U.S. agency – Collateralized mortgage obligations	213,178	170	(7,895)	205,453
Municipal bonds	45,773	367	(932)	45,208
Commercial mortgage backed securities	3,773	—	(383)	3,390
Asset backed securities	5,505	1	(438)	5,068
Corporate bonds	455,337	1,494	(82,930)	373,901
	$1,072,869	$14,364	$(148,029)	$939,204

Year Ended December 31, 2007	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stocks	$750	$—	$(246)	$504
Common stocks	106,206	2,896	(30,569)	78,533
U.S. treasury securities	5,554	170	—	5,724
U.S. government agencies	46,815	464	(3)	47,276
U.S. agency – Mortgage backed securities	39,450	671	(5)	40,116
U.S. agency – Collateralized mortgage obligations	239,368	283	(514)	239,137
Municipal bonds	10,023	406	—	10,429
Commercial mortgage backed securities	4,231	79	—	4,310
Asset backed securities	9,946	78	—	10,024
Corporate bonds	389,745	959	(20,971)	369,733
	$852,088	$6,006	$(52,308)	$805,786

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2008, 2007, and 2006 were approximately $427,529, $711,984 and $300,932, respectively.

(b) Held-to-Maturity Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed maturity investments are presented in the tables below:

Year Ended December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$2,139	$143	$—	$2,282
U.S. government agencies	1,116	181	—	1,297
U.S. agency – Collateralized mortgage obligations	157	2	—	159
U.S. agency – Mortgage backed securities	45,469	1,181	(146)	46,504
	$48,881	$1,507	$(146)	$50,242

Year Ended December 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$13,350	$104	$(2)	$13,452
U.S. government agencies	96,898	711	(23)	97,586
U.S. agency – Collateralized mortgage obligations	205	—	—	205
U.S. agency – Mortgage backed securities	51,448	366	(396)	51,418
	$161,901	$1,181	$(421)	$162,661

Proceeds from sale of investments in held-to-maturity securities during the years ended December 31, 2008, 2007 and 2006 were $113,020, $265,728 and $97,792, respectively. At times there are “sales” of held-to-maturity securities. These result from either certain securities being called by their issuers or from the receipt of monthly principal payments from FNMA and GNMA securities based on mortgage prepayments by some of the mortgagees.

A summary of the Company’s held-to-maturity and available-for-sale fixed maturity securities at December 31, 2008, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008
Held-to-Maturity Debt Securities:	Amortized Cost	Fair Value
Due in one year or less	$704	$711
Due after one through five years	400	421
Due after five through ten years	2,151	2,447
Due after ten years	—	—
Mortgage backed securities	45,626	46,663
Total fixed maturities	$48,881	$50,242

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

	2008
Available-for-Sale Debt Securities:	Amortized Cost	Fair Value
Due in one year or less	$27,523	$26,594
Due after one through five years	157,321	138,844
Due after five through ten years	262,800	211,144
Due after ten years	91,084	83,314
Mortgage backed securities	450,051	450,480
Total fixed maturities	$988,779	$910,376

(c) Investment Income

Net investment income for the years ended December 31, 2008, 2007 and 2006 was derived from the following sources:

	2008	2007	2006
Fixed maturity securities	$48,919	$37,989	$19,869
Equity securities	934	1,691	599
Cash and short term investments	14,424	10,369	8,067
Loss on other investments	—	(523)	—
Loss on equity investment in Warrantech	(991)	(749)	—
Interest on note receivable – related party	3,170	2,796	—
	66,456	51,573	28,535
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	(8,858)	(686)	(952)
	$57,598	$50,887	$27,583

(d) Realized Gains and Losses

The table below indicates the gross realized gains and losses for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31, 2008	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$—	$(10,585)	$(10,585)
Equity securities	2,873	(2,034)	839
Derivatives	533	(2,599)	(2,066)
Write-down of fixed securities	—	(31,389)	(31,389)
Write-down of equity securities	—	(21,384)	(21,384)
	$3,406	$(67,991)	$(64,585)

Year Ended December 31, 2007	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$6,132	$(1,450)	$4,682
Equity securities	14,406	(4,790)	9,616
Derivatives	1,462	(2,749)	(1,287)
Write-down of equity securities	—	(8,367)	(8,367)
	$22,000	$(17,356)	$4,644

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

Year Ended December 31, 2006	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$3,083	$(1,483)	$1,600
Equity securities	22,396	(6,399)	15,997
Derivatives	—	(2,814)	(2,814)
	$25,479	$(10,696)	$14,783

(e) Unrealized Gains and Losses

Net unrealized losses on held-to-maturity fixed maturity securities were as follows:

Year Ended December 31,	2008	2007	2006
Net unrealized gains (losses)	$1,361	$760	$(2,861)
Increase (decrease) in net unrealized gains (losses)	601	3,261	(661)

Net unrealized gain (loss) on available-for-sale securities were as follows:

Year Ended December 31,	2008	2007	2006
Fixed maturity securities	$(78,403)	$(18,383)	$1,800
Equity securities	(55,262)	(27,919)	3,845
Total net unrealized gain (loss)	(133,665)	(46,302)	5,645
Deferred income tax benefit (expense)	46,783	16,206	(1,976)
Net unrealized losses, net of deferred income tax	(86,882)	(30,096)	3,669
(Increase) decrease in net unrealized losses, net of deferred income tax	$(56,786)	$(33,765)	$5,833

(f) Other Than Temporary Impairment

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria the Company considers include:

•	how long and by how much the fair value of the security has been below its amortized cost;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	the intent and ability to keep the security for a sufficient time period for it to recover its value;
•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments; and
•	the occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 25% of cost basis.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

Other-than-temporary impairment charges of our fixed-maturities and equity securities for the years ended December 31, 2008, 2007 and 2006 are presented in the table below:

Year Ended December 31,	2008	2007	2006
Equity securities	$21,384	$8,367	$—
Fixed maturity securities	31,389	—	—
	$52,773	$8,367	$—

The following tables present information regarding the Company’s invested assets that were in an unrealized loss position as December 31, 2008 and 2007 by amount of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
December 31, 2008
Available-for-sale securities:
Common and preferred stock	$10,189	$(11,175)	148	$16,437	$(44,276)	225	$26,626	$(55,451)
U. S. agency – collateralized mortgage obligations	103,732	(4,455)	7	97,095	(3,440)	8	200,827	(7,895)
Commercial mortgage backed securities	3,390	(383)	7	—	—	—	3,390	(383)
Municipal bonds	15,171	(932)	29	—	—	—	15,171	(932)
Asset backed securities	5,045	(422)	8	22	(16)	1	5,067	(438)
Corporate bonds	113,165	(18,355)	79	216,546	(64,575)	86	329,711	(82,930)
Total temporarily impaired -available-for-sale securities	$250,692	$(35,722)	278	$330,100	$(112,307)	320	$580,792	$(148,029)

	Less Than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
December 31, 2008
Held-to-maturity securities:
U.S. agency – mortgage backed securities	$501	$(2)	1	$4,931	$(144)	20	$5,432	$(146)
Total temporarily impaired – held-to-maturity securities	$501	$(2)	1	$4,931	$(144)	20	$5,432	$(146)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

	Less Than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
December 31, 2007
Available-for-sale securities:
Common and preferred stock	$48,802	$(21,405)	128	$10,744	$(9,410)	155	$59,546	$(30,815)
U. S. government agencies	1,999	(3)	2	—	—	—	1,999	(3)
U. S. agency – Mortgage backed securities	4,245	(5)	1	—	—	—	4,245	(5)
U.S. agency – Collateralized mortgage backed securities	119,973	(514)	9	—	—	—	119,973	(514)
Corporate bonds	276,385	(20,552)	113	13,084	(419)	34	289,469	(20,971)
Total temporarily impaired -available-for-sale securities	$451,404	$(42,479)	253	$23,828	$(9,829)	189	$475,232	$(52,308)

	Less Than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
December 31, 2007
Held-to-maturity securities:
U.S. treasury securities	$714	$(2)	4	$—	$—	—	$6,691	$(2)
Obligations of U.S. government agencies	—	—	—	5,977	(23)	9	5,977	(23)
U.S. agency – mortgage backed securities	1,659	(108)	2	13,322	(288)	27	14,981	(396)
Total temporarily impaired – held-to-maturity securities	$2,373	$(110)	6	$19,299	$(311)	36	$21,672	$(421)

(g) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Total Credit Default Swaps, Interest Rate Swaps and Contracts for Differences as of December 31, 2008:

	Remaining Life of Notional Amount(1)
	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Credit default swaps	$1,369	$622	$—	$—	$1,991
Interest rate swaps	—	33,333	—	—	33,333
Contracts for differences	—	2,066	—	—	2,066
	$1,369	$36,021	$—	$—	$37,390

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

(h) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2008 and 2007 was $20,690 and $0 for corporate bonds, respectively, and $1,918 and $18,426 for equity securities, respectively. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at December 31, 2008. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

During 2008, the Company entered into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2008 there were $284,492 principal amount outstanding at interest rates between 2.5% and 3.0%. Interest expense associated with these repurchase agreements for the year ended 2008 was $8,835 of which $692 was accrued as of December 31, 2008. The Company has $293,444 of collateral pledged in support of these agreements.

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

At December 31, 2008 and 2007, the Company through its domestic insurance subsidiary currently has assets with a fair value of $31,962 and $18,797, respectively on deposit with various state departments of insurance. These deposits are held for benefits of insurance company policyholders.

4. Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.
•	Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.
•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between unrelated parties. The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in a forced transaction. Additionally, valuation of fixed maturity investments is more subjective when markets are less liquid due to lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur.

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from a third party nationally recognized pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturities. The fair value estimates provided from this pricing service are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered to not represent fair value. If quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

Fixed Maturities (Held to Maturity and Available for Sale).  The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated they will only produce an estimate of fair value if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities. While a vast majority of the Company’s fixed maturities are included in Level 1 or Level 2, the Company holds a small percentage, approximately 1%, of investments which were not valued by a pricing service. Typically, the Company estimates the fair value of these fixed maturities using a pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of unobservable market information, the Company includes the fair value estimates for these investments in Level 3. At December, 31, 2008 the Company held certain fixed maturity investments, which included corporate and bank debt, that were not suitable for matrix pricing. For these assets, a quote is obtained from a market maker broker. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equity Securities.  For public common and preferred stocks, the Company receives estimates from a pricing service that are based on observable market transactions and includes these estimates in Level 1 hierarchy.

Other Investments.  The Company has approximately 1.0% of its investment portfolio, in limited partnerships or hedge funds where the fair value estimate is determined by a fund a manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

Derivatives.  The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives, as defined in SFAS 133, are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:

•	Credit default swap contracts (“CDS”), which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on the price of the underlying bond on the valuation date. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract. Such amounts are limited to the total equity of the account;
•	Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, in this case LIBOR, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and
•	Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.

The Company estimates fair value using information provided by the portfolio manager for IS and CDS and the counterparty for CFD and classifies derivative as Level 3 hierarchy.

Notwithstanding the current economic conditions and the liquidity concerns in the credit markets, the Company determined that it should re-classify $7.9 million of is fixed securities from Level 2 to Level 3.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$50,242	$2,282	$47,960	$—
Available-for-sale fixed securities	910,376	15,712	886,769	7,895
Equity securities	28,828	28,828	—	—
Other investments	13,457	—	—	13,457
	$1,002,903	$46,822	$934,729	$21,352
Liabilities:
Securities sold but not yet purchased, market	$22,608	$1,918	$20,690	$—
Securities sold under agreements to repurchase, at contract value	284,492	—	284,492	—
Derivatives	1,439	—	—	1,439
	$1,439	$1,918	$305,182	$1,439

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008:

	Assets	Liabilities	Total
Beginning balance as of January 1, 2008	$28,035	$(4,101)	$23,934
Total net losses for the quarter included in:
Net income	—	2,662	2,662
Other comprehensive loss	(6,262)	—	(6,262)
Purchases, sales, issuances and settlements, net	(8,316)	—	(8,316)
Net transfers into (out of) Level 3	7,895	—	7,895
Ending balance as of December 31, 2008	$21,352	$(1,439)	$19,913

The Company uses various financial instruments in the normal course of business. The carrying values of cash, short term investments and investment income accrued approximated their fair values.

The carrying values of fixed securities available for sale, equity securities, other investments and derivatives approximate fair value. The carrying value of fixed maturities held-to-maturity was 48,881 as of December 31, 2008. Debt is carried at cost which approximates fair value.

5. Acquisitions

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired Unitrin, Inc.’s commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and are collectively licensed in 34 states. Consideration paid for the transaction was approximately $88,477 and consisted of cash of $61,146, a note payable of $26,845, assumed liabilities of $264 and direct transaction costs of $222. The Company recorded $35,076 of goodwill and $15,020 of intangible assets related to distribution networks and licenses. The distribution networks have a life of ten years and the licenses have an indefinite live. The note is required to be paid in full immediately, under certain circumstances, including default of a payment or change of control of the Company. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Additionally, at the close of the acquisition, the Company assumed approximately $82,000 of unearned premium from Unitrin affiliates in connection with the acquisition and then ceded the entire amount to Maiden Insurance pursuant to the Maiden Reinsurance Agreement (see Note 14. “Related Party Transactions”).

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

In accordance with SFAS No. 141, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the fair values as of the close of acquisition, with the amounts exceeding the fair value recorded as goodwill. The Company finalized its purchase price allocation during the fourth quarter of 2008. As a result of finalizing the allocation, the Company reduced the value of its intangibles recorded preliminary at the time of acquisition by approximately $26,000, which resulted in a positive adjustment to goodwill by the same amount. The finalized purchase price allocation as of the date of acquisition is as follows:

Assets
Investments	$30,673
Cash and cash equivalents	5,263
Premium receivable	44,972
Prepaid reinsurance premium	62,829
Reinsurance recoverable	28
Property and equipment	1,120
Goodwill	35,076
Intangible assets	15,020
Other assets	2,478
Total assets	$197,459
Liabilities
Reinsurance payable on paid losses	$45,708
Unearned premiums	62,910
Accrued expenses and other current liabilities	364
Total liabilities	$108,982
Total purchase price	$88,477

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

In April 2007, the Company, through a subsidiary, acquired all the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition should enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. The results of operations have been included since the acquisition date. The Company recorded a purchase price of approximately $15,200, which included cash of $14,900 and approximately $300 of direct acquisition costs. The allocation of the purchase price resulted in goodwill and intangible assets of approximately $3,500 and $7,400, respectively. The Company recorded intangibles primarily for trademarks and distribution networks. The trademark was determined to have an indefinite live and the remaining intangible asset lives were determined to have useful lives ranging between 5 and 20 years. The Company has not presented pro forma results of operations as this acquisition was not material to AmTrust’s consolidated results of operations.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

In February 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech in a cash merger. The Company contributed $3,850 for a 27% equity interest Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently provides insurance coverage for a majority of Warrantech’s programs, which produced gross premium written of approximately $86,523 and $41,313 during the years ended 2008 and 2007, respectively. The Company recorded investment loss of approximately $991 and $749 from its equity investment for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 the Company’s equity interest was approximately $2,110. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of December 31, 2008 the carrying value of the note receivable was $21,591 (note receivable — related party).

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

In June 2006, the Company acquired from Muirfield Underwriters, Ltd. (“Muirfield”), a subsidiary of Aon Corporation (“Aon”), the right to contract/conduct business with Muirfield’s producer networks, the right to renew a discrete set of in-force policies and a covenant not to compete from Aon. The producer network consisted of approximately 275 independent agents and brokers in 11 states. The Company paid Muirfield $2,000 at closing and is obligated to pay a specified percentage of gross premiums written on new policies and renewal policies through the three year period ending May 31, 2009. This $2,000 purchase price is reflected as intangible assets consisting of $1,710 for distribution networks, $250 for renewal rights and $40 for covenants not to compete. The Company recorded approximately $1,200 of additional consideration as goodwill through December 31, 2008

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

6. Intangible Assets and Goodwill

The Composition of the intangible assets is summarized as follows:

As of December 31, 2008	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$49,794	—	$49,794	Indefinite Life
Renewal rights	1,880	998	882	7 years
Covenant not to compete	1,686	974	712	1 – 9 years
Distribution networks	34,417	4,967	29,450	10 – 20 years
Software	2,269	1,962	307	3 – 20 years
Customer relationships	4,712	1,526	3,186	5 – 10 years
Trademarks	3,347	—	3,347	Indefinite Life
Licenses	14,747	—	14,747	Indefinite Life
Total	$112,852	$10,427	$102,425	12.2 years average

As of December 31, 2007	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$10,549	—	$10,549	Indefinite Life
Renewal rights	1,880	743	1,137	7 years
Covenant not to compete	1,686	476	1,210	1 – 9 years
Distribution networks	25,403	3,047	22,356	14 – 20 years
Software	2,355	1,444	911	3 – 20 years
Customer relationships	5,900	611	5,289	5 – 10 years
Trademarks	3,560	—	3,560	Indefinite Life
Licenses	8,220	—	8,220	Indefinite Life
Total	$59,553	$6,321	$53,232	14.7 years average

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2008, 2007 and 2006. Finite lived intangible assets are amortized under the straight-line method, except for renewal rights, for which the Company amortizes them using a 125% accelerated method. Amortization expense for 2008, 2007 and 2006 was $4,106, $2,791 and $3,418, respectively. The estimated aggregate amortization expense for each of the next five years is:

2009	$3,798
2010	$3,612
2011	$3,550
2012	$3,491
2013	$3,117

7. Property and Equipment, Net

As of December 31,	2008	2007
Land	$881	$881
Building	6,664	6,149
Internal use software	6,730	3,932
Computer equipment	6,224	4,099
Other equipment	2,568	1,747
Leasehold improvements	890	1,053
	23,957	17,861
Less: Accumulated depreciation and amortization	(8,850)	(4,887)
	$15,107	$12,974

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

8. Accrued Expenses and Other Liabilities

As of December 31,	2008	2007
Premium taxes, assessments and surcharges payable	$62,265	$45,290
Commissions payable	30,658	14,870
Other accrued expenses	22,464	18,867
Accounts payable	12,413	16,885
Premiums collected in advance	4,663	6,711
Due to sellers	4,289	5,623
Accrued interest	4,550	3,156
Dividend payable	3,002	2,398
	$144,304	$113,800

9. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2008 and 2007:

	2008	2007	2006
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$775,392	$295,805	$168,007
Less: Reinsurance recoverables at beginning of year	258,028	44,127	17,667
Net balance, beginning of year	517,364	251,678	150,340
Incurred related to:
Current year	238,847	274,897	209,626
Prior year	(544)	2,089	514
Total incurred losses during the year	238,303	276,986	210,140
Paid losses and LAE related to:
Current year	(144,272)	(120,065)	(70,532)
Prior year	(112,893)	(59,990)	(38,270)
Total payments for losses and LAE	(257,165)	(180,055)	(108,802)
Commuted loss reserves	—	—	—
Net balance, December 31	498,502	348,609	251,678
Acquired outstanding loss and loss adjustment reserve	15,173	168,755	—
Effect of foreign exchange rates	(4,020)	—	—
Plus reinsurance recoverables at end of year	504,404	258,028	44,127
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,014,059	$775,392	$295,805

In 2008, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $544 as result of favorable development in both the small commercial business segment and specialty risk segment partially offset by unfavorable development in our specialty middle market segment as well as the Company’s involuntary participation in NCCI pools. In 2007, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $2,089 as result of unfavorable loss development, in its small business worker’s compensation segment due to its involuntary participation in NCCI pools. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. In 2006, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $514 as result of unfavorable loss

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

9. Liability for Unpaid Loss and LAE  – (continued)

development. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and develop more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

The Company has coverage for its casualty lines of business under excess of loss reinsurance agreements. The agreement covers losses in excess of $2,000 per occurrence up to a maximum $12,000. The agreement also provides “clash” protection for qualifying claims for losses in excess of $12,000 up to a maximum of $32,000.

The Company has coverage for its property lines of business under an excess of loss reinsurance agreements. The agreement covers losses in excess of $2,000 per property up to a maximum $15,000. In addition the Company has a property catastrophe excess of loss agreement. The agreement covers losses in excess of $4,000 per occurrence up to a maximum $65,000.

During 2008, TIC acted as servicing carrier on behalf of the Arkansas, Illinois, Indiana, Georgia and Virginia Workers’ Compensation Assigned Risk Plans. In 2007, TIC acted as servicing carrier on behalf of both the Georgia and Virginia Workers’ Compensation Assigned Risk Plans. In 2006, TIC was only a servicing carrier for the Georgia Assigned Risk Plan. In its role as a serving carrier TIC issues and services certain workers compensation policies to Georgia and Virginia insureds. Those policies are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool a state-based

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”). Technology wrote approximately $45,300, $26,700 and $10,600 of premium in 2008, 2007 and 2006, respectively, as a servicing carrier.

As part of the agreement to purchase Wesco from Household Insurance Group Holding Company (“Household”), the Company agreed to write certain business on behalf Household for a three year period. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household. Wesco wrote approximately $25,200, $32,600 and $26,200 million of premium in 2008, 2007 and 2006, respectively, subject to this reinsurance treaty.

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $2,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto at the acquisition date and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business. AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

In October 2006, the Company entered into a quota-share reinsurance agreement with 5 syndicate members of Lloyd’s of London who collectively reinsured 70%, 73% and 10% in 2006, 2007 and 2008, respectively, of a particular specialty risk and extended warranty program.

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

Included in the Company’s loss reserves as of December 31, 2008, 2007 and 2006 is approximately $3,329, $3,847 and $3,154, respectively, relating to assumed lines of business (written primarily by RIC prior to its acquisition by the Company) that are in a run-off position. The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2008, 2007 and 2006, the Company did not commute any reinsurance contracts.

The effect of reinsurance with unrelated companies on premiums and losses for 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$1,061,100	$875,752	$807,055	$658,158	$506,492	$370,035
Assumed	49,474	48,156	32,336	30,365	19,582	17,990
Ceded	(555,661)	(484,811)	(419,510)	(244,287)	(89,760)	(59,013)
	$554,913	$439,097	$419,881	$444,236	$436,314	$329,012

	As of December 31,
	2008		2007		2006
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$57,827	$(514,759)	$33,290	$(258,028)	$27,326	$(44,127)
Unearned premiums	20,333	(372,030)	17,993	(244,683)	12,823	(72,439)
Loss and LAE expense incurred	42,468	(346,958)	18,269	(118,772)	13,099	(39,832)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt

Junior Subordinated Debt

The Company established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of December 31, 2008 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of December 31, 2008:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	%(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	%(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	%(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	%(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of loan is for a period of three years and requires quarterly principal payments of $3,333 beginning on September 3, 2008 and ending on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which was 185 basis points. As of December 31, 2008 the interest rate was 4.07%. The Company recorded $1,142 of interest expense during 2008. The Company can prepay any amount after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement totaling $40,000 to convert the term loan from variable to fixed rate. Under this agreement, the Company will pay a variable rate of and receive a fixed rate based on LIBOR plus a margin of 267 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest income of $462 during 2008 related to this agreement.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (See Note 5. “Acquisitions”), the Company issued a promissory note to Unitrin in the amount of $30,000. The note is non interest bearing and requires four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3,155 based on interest rates available to the Company at the date of acquisition which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances involving default of payment or change of control of the Company. The Company included $716 of amortized discount on the note in its results of operations for the year ended December 31, 2008, respectively. The note’s carrying value at December 31, 2008 was $27,561.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line will be used for collateral for letters of credit. The line will expire on June 30, 2009. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of December 31, 2008 there was no outstanding balance on the line of credit. The Company has an outstanding letters of credit in place at December 31, 2008 for $21,221 that reduced the availability on the line of credit to $3,779 as of December 31, 2008. The Company incurred financing fees of $25 related to the agreement.

Maturities of Debt

Maturities of the Company’s debt for the five years subsequent to December 31, 2008 are as follows:

	2009	2010	2011	2012	2013	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	13,333	13,333	6,667	—	—	—
Promissory note	6,433	6,729	7,037	7,362	—	—
Total	$19,766	$20,062	$13,704	$7,362	$—	$123,714

12. Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company, incentive directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The aggregate number of shares of Common Stock for which awards may be issued may not exceed 5,994,300 shares, and the aggregate number of shares of Common Stock for which restricted stock awards may be issued may not exceed 1,998,100 shares, subject to the authority of our Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting our Common Stock. As of December 31, 2008, 4,263,900 shares of Company common stock remained available for grants under the Plan.

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

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of salaries and benefits) in the amount of approximately $3,136, $1,830 and $1,025 related to stock options for the years ended 2008, 2007 and 2006, respectively.

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2007 and 2006:

	2008	2007	2006
Volatility	28.84%	33.67%	27.76%
Risk-free interest rate	1.80%	4.79%	4.36%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.00%	1.00%	1.00%
Forfeiture rate	3.00%	3.00%	3.00%

A summary of the Company’s stock option activity for the years ended December 31, 2008, 2007 and 2006 is shown below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,126,250	$8.91	2,389,750	7.25	—	$—
Granted	732,500	13.96	797,500	$13.78	2,389,750	7.25
Forfeited	(31,500)	7.88	(61,000)	7.50	—	—
Exercised	(98,750)	7.50	—	—	—	—
Outstanding at end of year	3,728,500	$9.88	3,126,250	$8.91	2,389,750	$7.25

The weighted average grant date fair value of options granted was $4.46, $5.41 and $2.75 during 2008, 2007 and 2006, respectively. The Company had approximately $6,900, $7,200 and $5,200 of unrecognized compensation cost related to unvested stock options as of December 31, 2008, 2007 and 2006, respectively. All option grants outstanding had an approximate weighted average remaining life of 8.6 years. As of December 31, 2008, there were approximately 1,600,000 shares with a weighted average exercise price of $13.97 that were exercisable.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Income Taxes

The provision for income taxes consists of the following the years ended December 31, 2008, 2007 and 2006:

Income tax provision (benefit)	2008	2007	2006
Current	$18,094	$34,816	$22,160
Deferred	2,473	1,893	(4,381)
	$20,567	$36,709	$17,779

The effective income tax rate differs from the statutory income tax rate as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Income before income taxes	$103,495	$126,849	$66,635
Tax at federal statutory rate of 35%	$36,223	$44,397	$23,322
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(13,502)	(8,716)	(4,243)
Foreign currency gain	(864)	(45)	(151)
Other, net	(1,290)	1,073	(1,149)
	$20,567	$36,709	$17,779

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are shown below.

	2008	2007
Deferred tax assets:
Ceding commission	$14,481	$6,146
Losses and LAE reserves	22,276	22,717
Unearned premiums	27,261	19,748
Unrealized depreciation of investments	56,977	17,071
Bad debt	2,689	2,758
Deferred compensation	3,070	2,900
Other	5,570	1,624
	132,324	72,964
Deferred tax liabilities:
Earned but unbilled premiums	—	(4,516)
Deferred acquisition costs	(50,868)	(31,077)
Other, net	(4,546)	(869)
	(55,414)	(36,462)
Deferred tax asset, net	$76,910	$36,502

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Income Taxes  – (continued)

statute of limitation is open for tax years ended December 31, 2004 and forward. At December 31, 2008, the Company has approximately $1,500 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

During 2006, the Internal Revenue Service (“IRS”) completed an audit of the Company’s subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”) which the Company acquired in 2007. For the IRS’ 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed. During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although Associated’s management disagrees with the majority of the positions taken by the examiner and has appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,325 (including $1,395 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements. In October 2008, the appeals agent found in favor of the Companies on substantially all issues and also agreed to abate all related penalties. The preliminary report and recommendation of settlement has been prepared by the appeals agent and forwarded to the IRS settlement computation specialist in Chicago. The Company expects the IRS to issue their final settlement report and proposed adjustment of tax and interest due during the second quarter of 2009.

During the second quarter of 2008, AIIS received formal notification from the IRS indicating the 2006 consolidated federal income tax return has been selected for audit. The initial audit meeting has been held and related correspondence with the field examiner exchanged. Subsequently, the majority of the field work has been completed and responses for all initial information document requests have been provided to the examining agent. The Company expects the agent to issue any proposed adjustments and related audit report during the second quarter of 2009.

During 2007, the Company, while performing a review of the most recently filed income tax return with the IRS for calendar year ending December 31, 2006, determined an issue exists per FIN 48 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $915 (including $100 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2008, the Company has $1,493 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Income Taxes  – (continued)

A reconciliation of the total amounts of gross unrecognized tax benefits is as follows:

	2008	2007
Gross unrecognized tax benefit as of January 1	$5,188	$—
Decreases in tax positions for prior years	52	863
Increases in tax positions for prior years	—	—
Decreases in tax positions for current year	—	4,325
Increases in tax positions for current year	—	—
Lapse in statute of limitations	—	—
Settlements	—	—
Gross unrecognized tax benefits as of December 31	$5,240	$5,188

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
Major tax jurisdictions:
United States	2005-2007
United Kingdom	2005-2007
Ireland	2004-2007

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

14. Related Party Transactions  – (continued)

Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto at the acquisition date and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business. AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business. The Company recorded approximately $114,437 and $59,077 of ceding commission income during the years ended December 31, 2008 and 2007, respectively, as a result of this agreement.

The following is the effect on the Company’s balance sheet as of December 31, 2008 and 2007 and the results of operations for the years ended December 31, 2008 and 2007 related to the Reinsurance Agreement:

	As of December 31,
	2008	2007
Assets and liabilities:
Reinsurance recoverable	$221,214	$55,973
Prepaid reinsurance premium	243,511	137,099
Ceded reinsurance premiums payable	(102,907)	(38,792)
Note payable	(167,975)	(113,228)

	Year Ended December 31,
	2008	2007
Results of operations:
Premium written – ceded (1)	$(444,981)	$(247,647)
Change in unearned premium – ceded	106,411	137,099
Earned premium – ceded	$(338,570)	$(110,548)
Ceding commission on premium written	$141,168	$76,648
Ceding commission – deferred	(26,451)	(17,571)
Ceding commission – earned	$114,717	$59,077
Incurred loss and loss adjustment expense – ceded	$232,290	$40,898
Interest expense on collateral loan	6,541	—

(1)	2008 includes $59,779 of ceded written premium ($47,686 of earned premium) related the unearned premium transfer that was acquired as part of the Company’s acquisition of UBI and subsequently reinsured 100% to Maiden.

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers, domiciled in the U.S., AII currently holds a collateral loan with Maiden Insurance in the amount of $167,975. Additionally Maiden has placed, approximately, $75,400 into a segregated reinsurance trust account. The Company does retain ownership of $75,400 in the trust account.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

14. Related Party Transactions  – (continued)

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $5,492 and $3,092 of brokerage commission during the years ended December 31, 2008 and 2007, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, AmTrust earns an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee has been reduced to 0.20% per annum and is further reduced to 0.15% per annum if the average invested assets exceed $1,000,000. As a result of this agreement, the Company recorded approximately $1,364 and $882 of investment management fees for the years ended December 31, 2008 and 2007, respectfully.

Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to reimburse AmTrust for its costs plus 8%. The Company recorded approximately $1,152 for the year ended 2008 as a result of this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance will lend to AII from time to time for the amount of obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the reinsurance agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance shall be discharged from providing security for its proportionate share of the obligations as contemplated by the reinsurance agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of December 31, 2008. The Company recorded $6,541 of interest expense during 2008.

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

Leap Tide Capital Management

Leap Tide Capital Management, Inc. (“LTCMI”), our wholly owned subsidiary, currently manages approximately $27,000 of our assets. LTCMI also serves as the Investment Manager of Leap Tide Partners,

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

14. Related Party Transactions  – (continued)

L.P., a domestic partnership, (see Note 24 “Assets under Management”) and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by ACMI (the “Hedge Funds”). As of December 31, 2008, the current value of the invested funds was approximately $2,500 in the Hedge Funds. Approximately 88% of these funds were contributed by Michael Karfunkel, George Karfunkel and Barry D. Zyskind. The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did violate the Company’s Code of Business Conduct and Ethics. The management companies earned approximately $603, $1,073 and $26 of fees under the agreement during the years ended December 31, 2008, 2007 and 2006, respectively.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech (see Note 5 “Acquisitions”) in a cash merger. The Company contributed $3,850 for a 27% equity interest Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross premium written of approximately $86,523 and $41,313 during the years ended 2008 and 2007, respectively. The Company recorded investment loss of approximately $991 and $749 from its equity investment for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 the Company’s equity interest was approximately $2,110. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of December 31, 2008 the carrying value of the note receivable was $21,591 (note receivable — related party).

Lease Agreements

In June 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease whereby it increased its leased space to 14,807 square feet and extended the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $537, $348 and $308 for the years ended 2008, 2007 and 2006, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. The audit committee reviewed and approved the lease agreement. The Company paid approximately $123 for the year ended 2008.

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

Employment Relationship

Barry Karfunkel, an analyst with a Company subsidiary, earned approximately $280, $250 and $225 for the years ended December 31, 2008, 2007 and 2006, respectively. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

15. Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Income from continuing operations	$82,928	$90,140	$48,425
Income from discontinued operations	—	—	431
Net income	$82,928	$90,140	$48,856
Weighted average number of common shares outstanding – basic	59,991	59,958	56,315
Potentially dilutive shares:
Dilutive shares from stock – based compensation	680	716	—
Weighted average number of common shares outstanding – dilutive	60,671	60,674	56,315
Income from continuing operations – basic earnings per share	$1.38	$1.50	$0.86
Income from discontinued operations – basic earnings per share	—	—	0.01
Net income – basic earnings per share	$1.38	$1.50	$0.87
Income from continuing operations – diluted earnings per share	$1.37	$1.49	$0.86
Income from discontinued operations – diluted earnings per share	—	—	0.01
Net income – diluted earnings per share	$1.37	$1.49	$0.87

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

Lease Commitments

The Company is obligated under approximately 25 leases for office space expiring at various dates through 2018.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Commitments and Contingencies  – (continued)

Future minimum lease payments as of December 31, 2008 under non-cancellable operating leases for each of the next five years are approximately as follows:

2009	$5,755
2010	5,315
2011	4,214
2012	2,530
2013	2,304
2014 and Thereafter	9,474
$29,592

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $6,437, $3,379 and $1,871, respectively.

Employment Agreements

The Company has entered into employment agreements with approximately 20 of its key executives and employees. The agreements terminate on varying dates through 2010, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2011:

2009	$5,792
2010	1,965
2011	979
$8,736

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

Common Stock — On September 1, 2006 the Company issued 16,000 restricted shares of Common Stock with a market value of $120 to certain employees. In 2007, the Company’s principal shareholders contributed 24,089,286 shares of common stock with a carrying value of $294,612 in connection with a series of mergers to simplify the stock ownership of the Company. As a result, the Company issued 24,088,000 shares of common stock with a carrying value of $294,596. The Company purchased 5,000 and 18,900 shares during 2007 and 2008, respectively, as part of a share repurchase plan.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

17. Shareholder’s Equity  – (continued)

Cash Dividend — For the years ended December 31, 2008, 2007 and 2006, the Company declared cash dividends of $0.18, $0.11 and $0.04, respectively.

Minimum Statutory Requirements — The Company’s domestic and foreign insurance subsidiaries have minimum statutory capital and surplus requirements set by the state or nation of domicile. As of December 31, 2008 and 2007, the insurance subsidiaries capital and surplus exceeded these requirements.

Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2005	$(1,966)	$(3,048)	$(5,014)
Current period changes, net of tax	4,664	4,055	8,719
Balance, December 31, 2006	2,698	1,007	3,705
Current period changes, net of tax	(2,011)	(33,382)	(35,393)
Balance, December 31, 2007	687	(32,375)	(31,688)
Current period changes, net of tax	(13,906)	(61,121)	(74,127)
Balance, December 31, 2008	$(13,219)	$(93,496)	$(105,815)

18. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses:

	2008	2007	2006
Policy acquisition expenses	$100,806	$77,999	$46,240
Salaries and benefits	65,416	42,703	28,277
Other insurance general and administrative expense	37,525	34,664	20,804
	$203,747	$155,366	$95,321

19. Employee Benefit Plans

The Company sponsors a defined contribution pension plan. Participation in this plan is available to a majority of employees. Contributions to this plan were based on a percentage of employee contributions. The Cost of this plan for the Company was approximately $880, $454 and $411 for the years ended December 31, 2008, 2007 and 2006, respectively.

20. Dividend Restriction and Risk Based Capital

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay and was approximately $129,400 and $187,200 as of December 31, 2008 and 2007, respectively. The Company’s insurance subsidiaries did not pay any dividends in 2008, 2007 and 2006.

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2008 and 2007, the capital and surplus of the Company’s four insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

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

December 31, 2008	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$146,699	$164,027	$7,680	$13,169
RIC (domestic)	30,702	32,442	5,693	6,145
Wesco (domestic)	37,167	41,069	5,109	5,877
AIIC (domestic)	45,068	44,295	13,507	11,399
SNIC (domestic)	15,276	15,805	89	525
MCIC (domestic)	10,390	10,556	113	173
TLIC (domestic)	2,085	2,122	21	33
TUIC (domestic)	9,991	10,160	76	380
IGI (United Kingdom)	18,519	18,519	5,459	5,459
AIU (Ireland)	76,067	93,242	8,267	17,204
AII (Bermuda)	183,063	220,610	1,346	1,346

December 31, 2007	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$132,652	$131,857	$9,829	$10,614
RIC (domestic)	24,649	24,781	3,635	3,352
Wesco (domestic)	31,803	30,006	5,709	5,843
AIIC (domestic)	33,240	33,507	386	(2,600)
IGI (United Kingdom)	16,158	16,158	3,964	3,964
AIU (Ireland)	69,302	79,009	4,789	10,424
AII (Bermuda)	225,868	282,475	74,567	74,567

December 31, 2006	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$119,593	$122,389	$12,745	$15,734
RIC (domestic)	21,422	23,212	3,733	4,515
Wesco (domestic)	25,981	25,981	907	1,355
AIU (Ireland)	60,311	63,996	4,432	5,954
AII (Bermuda)	204,252	250,478	40,191	40,191

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

22. Geographic Information

Three of the Company’s insurance subsidiaries (AII, AIU and IGI) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. As of December 31, 2008 and 2007, approximately 45% and 49%, respectively, of the consolidated assets were located outside the United States. For the years ended 2008, 2007 and 2006, approximately 69%, 73% and 73%%, respectively, of the consolidated revenues were located in or derived from foreign countries.

The foreign and domestic components of operating income from continuing operations before provision for income taxes are as follows:

December 31,	2008	2007	2006
Domestic	$70,610	$55,325	$30,506
Foreign	46,584	81,484	40,191

The following table summarizes the Company’s operations by major geographic segment:

	Domestic	Bermuda	Other Foreign
December 31, 2008:
Revenue	$175,094	$327,409	$71,159
Property and equipment	14,840	—	267
December 31, 2007:
Revenue	$158,120	$359,936	$58,868
Property and equipment	12,467	—	507
December 31, 2006:
Revenue	$108,023	$254,421	$24,519
Property and equipment	11,064	—	111

23. Segments

The Company currently operates three business segments, Small Commercial Business (formerly known as Small Business Workers’ Compensation Insurance); Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. During 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its retail commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. This business was combined into the Company’s worker’s compensation segment and renamed the small commercial business segment. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Interest expense and income taxes are allocated based on net written premium by segment. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, commission and fee revenue, investment income and other revenues, other underwriting expenses, interest expense and income taxes. Management

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Segments  – (continued)

believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize business segments as follows for 2008, 2007 and 2006:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle- Market Property and Casualty Insurance	Corporate and Other	Total
Year ended December 31, 2008:
Gross premium written	$458,842	$415,921	$235,811	$—	$1,110,574
Net premium written	226,573	209,230	119,110	—	554,913
Change in unearned premium	(53,546)	(55,294)	(6,976)	—	(115,816)
Net earned premium	173,027	153,936	112,134	—	439,097
Ceding commission – primarily related party	59,032	26,998	29,444	—	115,474
Loss and loss adjustment expense	(90,004)	(78,832)	(69,467)	—	(238,303)
Acquisition costs and other underwriting expenses	(97,856)	(47,637)	(58,254)	—	(203,747)
	(187,860)	(126,469)	(127,721)	—	442,050
Underwriting income	44,199	54,465	13,857	—	112,521
Commission and fee income	12,646	8,750	—	7,582	28,978
Investment income, realized gain (loss) and loss on managed assets	(3,434)	(2,208)	(1,345)	(2,900)	(9,887)
Other expenses	(7,433)	(6,337)	(3,548)	—	(17,318)
Interest expense	(7,038)	(6,001)	(3,360)	—	(16,399)
Foreign currency gain	—	2,700	—	—	2,700
Provision for income taxes	(7,961)	(10,503)	(1,146)	(957)	(20,567)
Minority interest in net income of subsidiary	—	—	—	2,900	2,900
Net income	$30,979	$40,866	$4,458	$6,625	$82,928

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Segments  – (continued)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle- Market Property and Casualty Insurance	Corporate and Other	Total
Year ended December 31, 2007:
Gross premium written	$308,815	$306,357	$224,219	$—	$839,391
Net premium written	193,590	137,577	88,714	—	419,881
Change in unearned premium	44,073	(21,496)	1,778	—	24,355
Net earned premium	237,663	116,081	90,492	—	444,236
Ceding commission – primarily related party	36,392	11,544	14,906	—	62,842
Loss and loss adjustment expense	(139,081)	(81,864)	(56,041)	—	(276,986)
Acquisition costs and other underwriting expenses	(91,460)	(23,481)	(40,425)	—	(155,366)
	(230,541)	(105,345)	(96,466)	—	(432,352)
Underwriting income	43,514	22,280	8,932	—	74,726
Commission and fee income	8,943	7,141	—	4,284	20,368
Investment income, realized gain (loss) and loss on managed assets	26,130	14,588	14,813	(6,053)	49,478
Other expenses	(5,743)	(5,026)	(3,047)	—	(13,816)
Interest expense	(4,234)	(3,609)	(2,246)	—	(10,089)
Foreign currency gain	—	129	—	—	129
Provision for income taxes	(19,855)	(10,274)	(5,340)	(1,240)	(36,709)
Minority interest in net income of subsidiary	—	—	—	6,053	6,053
Net income	$48,755	$25,229	$13,112	$3,044	$90,140

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Segments  – (continued)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle- Market Property and Casualty Insurance	Corporate and Other	Total
Year ended December 31, 2006:
Gross premium written	$258,930	$132,826	$134,318	$—	$526,074
Net premium written	239,509	113,492	83,313	—	436,314
Change in unearned premium	(18,415)	(50,290)	(38,597)	—	(107,302)
Net earned premium	221,094	63,202	44,716	—	329,012
Ceding commission – primarily related party	2,938	—	—	—	2,938
Loss and loss adjustment expense	(132,823)	(49,247)	(28,071)	1	(210,140)
Acquisition costs and other underwriting expenses	(71,735)	(9,676)	(13,889)	(21)	(95,321)
	(204,558)	(58,923)	(41,960)	(20)	(305,461)
Underwriting income	19,474	4,279	2,756	(20)	26,489
Commission and fee income	7,199	5,204	—	—	12,403
Investment income, realized gain (loss) and income on managed assets	26,895	9,899	5,572	244	42,610
Other expenses	(5,521)	(3,314)	(1,746)	20	(10,561)
Interest expense	(2,924)	(1,386)	(1,016)	—	(5,326)
Foreign currency gain (loss)	—	833	—	—	833
Provision for income taxes	(12,118)	(4,166)	(1,495)	—	(17,779)
Minority interest in net income of subsidiary	—	—	—	(244)	(244)
Net income	$33,005	$11,349	$4,071	$—	$48,425

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle- Market Property and Casualty Insurance	Corporate and Other	Total
As of December 31, 2008:
Fixed assets	$6,484	$5,528	$3,095	$—	$15,107
Goodwill and intangible assets	79,199	10,821	12,405	—	102,425
Total assets	1,697,860	933,035	512,996	—	3,143,893
As of December 31, 2007
Fixed assets	$5,445	$4,641	$2,888	$—	$12,974
Goodwill and intangible assets	28,608	12,799	11,825	—	53,232
Total assets	1,207,453	719,463	377,337	18,541	2,322,794

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Assets Under Management

In December 2006, the Company formed two, wholly-owned subsidiaries currently named, Leap Tide Capital Management, Inc. (LTCM) and Leap Tide Capital Management GP, LLC (LTCM). Concurrently with these formations, the Company also formed Leap Tide Partners, LP (LTP), a hedge fund limited partnership, for the purpose of managing the assets of its limited partners. LTCM has a 1% ownership in LTP. LTCMI earns a management fee equal to 1% of the LTP’s assets. LTCM also earns an incentive fee of 20% of the cumulative profits of the LTP. Through March 31, 2008 LTCM, the general partner of LTP, consolidated LTP in accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” as the rights of the limited partners did not overcome the rights of the general partner. Effective April 1, 2008, the limited partnership agreement was amended such that a majority of the limited partners had the right to liquidate the limited partnership. In addition the Company ceased being the managing member of LTCM. Due to this amendment, in accordance with EITF 04-05, the Company ceased to consolidate LTP as of April 1, 2008.

Through March 31, 2008, we allocated an equivalent portion of the limited partners’ income or loss to minority interest. For the years ended December 31, 2008, 2007 and 2006, LTP had an investment (loss) gain of $(2,900), $(6,053), $244, respectively. The management companies earned approximately $603, $1,073 and $26 of fees under the agreement during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Proceeds from the sale of investments in trading securities during the years ended December 31, 2008, 2007 and 2006 were approximately $2,620, $25,284 and $1,974, respectively. Purchases of investments during the years ended December 31, 2008, 2007 and 2006 were approximately $7,236, $37,928 and $10,131, respectively.

(b) Investment Income

Net investment income for the years ended December 31, 2008, 2007 and 2006 was derived from the following sources:

	2008	2007	2006
Equity securities:
Dividends	$8	$148	$1
Realized gain (loss)	431	161	30
Unrealized gain (loss)	(3,297)	(6,408)	130
Cash and cash equivalents	6	291	109
	(2,852)	(5,808)	270
Less: Investment expenses	(48)	(245)	(26)
	$(2,900)	$(6,053)	$244

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2008
	March 31,	June 30,	September 30,	December 31,
Earned premium	$97,413	$115,945	$92,333	$133,406
Investment Income	13,531	14,190	15,391	14,486
Net income	22,263	26,350	9,361	24,954
Basic EPS	0.37	0.44	0.16	0.42
Diluted EPS	0.37	0.43	0.15	0.41

	2007
	March 31,	June 30,	September 30,	December 31,
Earned premium	$118,692	$130,420	$81,788	$113,336
Investment Income	11,391	13,019	13,916	12,561
Net income	21,478	21,396	24,434	22,378
Basic EPS	0.36	0.36	0.41	0.38
Diluted EPS	0.36	0.35	0.40	0.38

	2006
	March 31,	June 30,	September 30,	December 31,
Earned premium	$69,810	$72,435	$83,526	$103,241
Investment Income	5,335	6,086	7,539	8,623
Income from continuing operations	9,259	9,553	12,413	17,200
Net income	9,259	9,803	12,413	17,381
Basic EPS	0.20	0.16	0.21	0.29
Diluted EPS	0.20	0.16	0.21	0.29

26. Subsequent Events

In February 2009, AII and Maiden Insurance amended their Reinsurance Agreement to clarify that (i) AII would offer Maiden Insurance the opportunity to reinsure Excess Retention Business, which is defined as a policy issued by an Insurance Subsidiary with respect to which the Insurance Subsidiary’s retention is greater than $5 million and (ii) the deduction for the cost of inuring reinsurance from Affiliate Subject Premium ceded to Maiden Insurance is net of ceding commission. In addition, the Reinsurance Agreement has been amended by deleting the limitation on Maiden Insurance’s maximum liability in respect of a single loss, which, under certain circumstances, was $2 million. Pursuant to the Reinsurance Agreement, as amended, AII and Maiden share, proportionally, in all premium and losses ceded thereunder.

During February and March 2009, a Company subsidiary purchased 701,728 of the Company’s shares as part of the Company’s share repurchase plan.

Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2008	Cost*	Value	Amount at Which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$526,721	532,501	531,140
States, municipalities and political subdivisions	45,773	45,207	45,207
Foreign governments	550	550	550
All other corporate	464,616	382,360	382,360
Total bonds	1,037,660	960,618	959,257
Total fixed maturities	1,037,660	960,618	959,257
Equity securities:
Common stock:
Industrials, miscellaneous	68,706	18,873	18,873
Financial institutions	4,216	2,151	2,151
Mutual funds	4,402	2,489	2,489
Total common stock	77,325	23,513	23,513
Preferred stock	6,765	5,315	5,315
Total equity securities	84,090	28,828	28,828
Short-term investments, at cost (approximates market value)	167,845	167,845	167,845
Other invested assets (approximates market value)	13,458	13,458	13,457
Total investments	$1,303,053	$1,170,749	$1,169,387

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2008	2007
	(In Thousands)
Assets:
Cash	$4,514	$5,004
Invested assets	7,138	3,101
Carrying value of subsidiaries, at equity	516,696	523,766
Other assets	139,731	63,119
Total Assets	668,079	594,990
Liabilities:
Due to affiliates – net	77,672	68,113
Notes payable	60,894	—
Junior subordinated debt	123,714	123,714
Other liabilities	13,251	12,777
Total Liabilities	275,531	204,604
Stockholders’ equity
Common stock	842	841
Paid-in and contributed capital	539,421	535,123
Treasury shares	(294,803)	(294,671)
Accumulated other comprehensive income	(105,815)	(31,688)
Retained earnings	252,903	180,781
Total Shareholders’ equity	392,548	390,386
Total Liabilities and shareholders’ equity	$668,079	$594,990

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Income:
Investment income	$4,612	$3,652	$1,189
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	90,208	124,766	68,880
Miscellaneous income (expense)	998	(557)	25
Total Income	95,818	127,861	70,094
Expenses:
Interest expense	1,484	4,334	5,486
Federal tax expense	2,469	23,905	4,760
Other expenses from operations	8,937	9,482	10,992
Total Expenses	12,890	37,721	21,238
Net Income	$82,928	$90,140	$48,856

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2008	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net income from continuing operations	$82,928	$90,140	$48,856
Depreciation and amortization	1,445	1,306	1,663
Stock option compensation	3,136	1,830	1,025
Adjustments to reconcile net income to net cash provided by Changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(67,057)	(112,285)	(205,832)
Other assets	(72,533)	(42,625)	5,509
Changes in liabilities increase (decrease):
Due to affiliates	9,559	(5,590)	(11,723)
Other liabilities	27,429	55,172	2,075
Net cash used in operating activities	(15,094)	(872)	(158,427)
Cash flows from investing activities:
Investment in common stock	(5,000)	(3,001)	—
Capital expenditures	(1,305)	(85)	(1,689)
Acquisition of intangible assets	(3,204)	(346)	(9,500)
Acquisition of subsidiary company, net of cash acquired	—	(24,404)	—
Net cash used in investing activities	(9,509)	(27,836)	(11,189)
Cash flows from financing activities:
Issuance of notes	40,000	—	—
Issuance of junior subordinated debentures	—	40,000	30,000
Financing fees	(52)	(799)	(636)
Net, issuance (repurchase) of common stock	1,032	(59)	165,866
Payment of notes	(6,667)	—	(25,000)
Dividends paid	(10,200)	(5,396)	(1,199)
Net cash provided by financing activities	24,113	33,746	169,031
Net decrease in cash and cash equivalents	(490)	(5,038)	(585)
Cash and cash equivalents, beginning of the year	5,004	(34)	551
Cash and cash equivalents, end of period	$4,514	$(5,004)	$(34)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2008, 2007 and 2006 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2008:
Small commercial business	42,357	752,506	251,495	173,027	28,307	90,004	31,918	73,896	226,573
Specialty Risk and Extended Warranty	48,099	80,875	400,892	153,936	18,202	78,832	21,853	32,121	209,230
Specialty Middle Market	13,509	180,678	107,528	112,134	11,089	69,467	16,479	44,798	119,110
Total	103,965	1,014,059	759,915	439,097	57,598	238,303	70,250	150,815	554,913
2007:
Small commercial business	21,738	616,781	129,623	237,663	27,163	139,081	20,584	72,854	193,591
Specialty Risk and Extended Warranty	35,897	85,535	291,181	116,081	12,254	81,864	12,155	16,352	137,577
Specialty Middle Market	13,268	73,076	106,954	90,492	11,470	56,041	3,812	39,661	88,713
Total	70,903	775,392	527,758	444,236	50,887	276,986	36,551	128,867	419,881
2006:
Small commercial business	24,022	238,032	123,035	221,094	17,508	132,823	18,386	55,953	239,509
Specialty Risk and Extended Warranty	10,325	29,318	138,203	63,202	6,446	49,247	3,359	9,631	113,492
Specialty Middle Market	8,717	28,455	61,917	44,716	3,629	28,070	—	15,635	83,313
Corporate & Other	—	—	—	—	—	—	—	(20)	—
Total	43,064	295,805	323,155	329,012	27,583	210,140	21,745	81,199	436,314

See accompanying notes to financial statements.

Schedule IV

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE

At December 31, 2008, 2007 and 2006 and for the years then ended:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Dollars in Thousands)
2008
Premiums:
General Insurance	$1,061,100	$555,661	$49,474	$554,913	8.9%
2007
Premiums:
General Insurance	$807,055	419,510	32,336	419,881	7.7%
2006
Premiums:
General Insurance	$506,492	$89,760	$19,582	$436,314	4.5%

See accompanying notes to financial statements.

Schedule VI

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2008	$238,847	$(544)	$257,165
2007	$274,897	$2,089	$180,055
2006	$209,626	$514	$108,802

See accompanying notes to financial statements.

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	Indenture, dated as of March 17, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.3	Indenture, dated as of June 15, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.4	Registration Rights Agreement, dated as of February 9, 2006, by and between the Company and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.5	Indenture, dated as of July 25, 2006, between Company and Wilmington Trust Company.
10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2	Intercompany Management Agreement, dated as of June 1, 2006, by and among the Company, Technology Insurance Company, Inc., Rochdale Insurance Company, Inc. and Wesco Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.3	Tax Allocation Agreement, dated as of June 1, 2006, between the Company and Wesco Insurance Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.4	Tax Allocation Agreement for 1998 and for future calendar years, between the Company and Technology Insurance Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.5	Tax Allocation Agreement, dated July 1, 2002, is made for 2002 and future calendar years, between the Company and Rochdale Insurance Company, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.6	Intercompany Reinsurance Agreement, dated June 1, 2006, among the Company, Technology Insurance Company, Rochdale Insurance Company, AmTrust International Insurance Limited and Wesco Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.7	Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.8	Employment Agreement, dated as of January 1, 2005, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.9	Employment Agreement, dated as of January 1, 2005, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.10	Employment Agreement, dated as of January 1, 2005, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

Exhibit No.	Description
10.11	Employment Agreement, dated as of January 1, 2005, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.12	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.13	Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, to AmTrust International Insurance Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.14	General Agency Agreement, dated as of July 1, 2002, among Technology Insurance Company, Inc. and Rochdale Insurance Company and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.15	Stock Purchase Agreement, dated March 9, 2006, between Household Insurance Group Holding Company and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.16#	Renewal Rights and Asset purchase Agreement, dated as of November 21, 2005, by and among the Company and Alea North America Company and Alea North America Insurance Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)
10.17#	Renewal Rights and Asset Purchase Agreement, dated as of May 9, 2006, between Muirfield Underwriters, Ltd. and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)
10.18	Lease dated Jun 28, 2002, between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.19	First Lease Modification Agreement, dated as of February 1, 2005, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.20	Second Lease Modification Agreement, dated as of December 2007, by and between 59 Maiden Lane Associates, LLC and the Company (filed on March 14, 2008)
10.21	Form of Letter Agreement between the Company and Diversified Construction Management, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.22	Transfer Agency and Registrar Services Agreement dated as of February 3, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134960) filed on August 25, 2006)
10.23	Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)
10.24	First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.25	Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)

Exhibit No.	Description
10.26	Stock and Asset Purchase Agreement by and Between Trinity Universal Insurance Company and AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008.)
10.27	Amended and Restated Quota Share Reinsurance Agreement Between AmTrust International Insurance, LTD Hamilton, Bermuda and Maiden Insurance Company, LTD Hamilton, Bermuda (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.