Form 10-Q
period 2009-03-31
Amtrust Financial Services, Inc.
filed 2009-05-11
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-33143

AmTrust Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3106389
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

59 Maiden Lane, 6 thFloor, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2009, the Registrant had one class of Common Stock ($.01 par value), of which 59,330,836 shares were issued and outstanding.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income	4
	— Three months ended March 31, 2009 and 2008

	Condensed Consolidated Statements of Cash Flows	5
	— Three months ended March 31, 2009 and 2008

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION

Item 6.	Exhibits	41

	Signatures	42

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $45,490; $50,242)	$43,763	$48,881
Fixed maturities, available-for-sale, at market value (amortized cost $1,011,526; $988,779)	920,949	910,376
Equity securities, available-for-sale, at market value (cost $82,787; $84,090)	25,687	28,828
Short-term investments	187,512	167,845
Other investments	12,607	13,457
Total investments	1,190,518	1,169,387
Cash and cash equivalents	165,287	192,053
Funds held with reinsurance companies	110	110
Accrued interest and dividends	8,246	9,028
Premiums receivable, net	390,338	419,577
Note receivable – related party	21,808	21,591
Reinsurance recoverable	399,758	363,608
Reinsurance recoverable – related party	244,940	221,214
Prepaid reinsurance premium	130,069	128,519
Prepaid reinsurance premium – related party	233,633	243,511
Federal income tax receivable	600	4,677
Prepaid expenses and other assets	57,869	72,221
Deferred policy acquisition costs	121,876	103,965
Deferred income taxes	79,937	76,910
Property and equipment, net	15,035	15,107
Goodwill	52,414	49,794
Intangible assets	51,585	52,631
	$3,164,023	$3,143,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,094,401	$1,014,059
Unearned premiums	754,273	759,915
Ceded reinsurance premiums payable	53,203	59,990
Ceded reinsurance premium payable – related party	99,296	102,907
Reinsurance payable on paid losses	3,266	8,820
Funds held under reinsurance treaties	875	228
Securities sold but not yet purchased, market	12,665	22,608
Securities sold under agreements to repurchase, at contract value	248,352	284,492
Accrued expenses and other current liabilities	145,659	144,304
Derivatives liabilities	982	1,439
Note payable – related party	167,975	167,975
Non interest bearing note – net of unamortized discount of $2,126	27,874	27,561
Term loan	30,000	33,333
Junior subordinated debt	123,714	123,714
Total liabilities	2,762,535	2,751,345
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,146 issued in March 31, 2009 and December 31, 2008, respectively; 59,331 and 60,033 outstanding as of March 31, 2009 and December 31, 2008, respectively	842	842
Preferred stock, $.01 par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	540,092	539,421
Treasury stock at cost; 24,815 shares and 24,113 shares as of March 31, 2009 and December 31, 2008, respectively	(300,295)	(294,803)
Accumulated other comprehensive income (loss)	(113,211)	(105,815)
Retained earnings	274,060	252,903
Total stockholders’ equity	401,488	392,548
	$3,164,023	$3,143,893

  See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Premium income:
Net premium written	$136,179	$117,442
Change in unearned premium	(3,756)	(20,029)
Net earned premium	132,423	97,413
Ceding commission – primarily related party	27,591	20,875
Commission and fee income	7,454	6,287
Net investment income	13,589	13,531
Net realized loss on investments	(9,238)	(5,220)
Other investment loss on managed assets	—	(2,900)
Total revenues	171,819	129,986
Expenses:
Loss and loss adjustment expense	74,915	55,165
Acquisition costs and other underwriting expenses	58,154	40,877
Other	5,194	4,794
Total expenses	138,263	100,836
Operating income from continuing operations	33,556	29,150
Other income (expenses):
Foreign currency gain	33	159
Interest expense	(4,171)	(2,629)
Total other expenses	(4,138)	(2,470)
Income from continuing operations before provision for income taxes and minority interest	29,418	26,680
Provision for income taxes	5,256	7,317
Minority interest in net loss of subsidiary	—	(2,900)
Net income	$24,162	$22,263

Earnings per common share:
Basic - EPS	$0.40	$0.37
Diluted - EPS	0.40	0.37
Dividends Declared Per Share	$0.05	$0.04

See accompanying notes unaudited to condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$24,162	$22,263
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,120	1,614
Realized loss marketable securities	7,811	4,478
Non-cash write-down of marketable securities	1,427	742
Discount on notes payable	313	-
Stock compensation expense	671	758
Bad debt expense	1,005	475
Foreign currency (gain)	(33)	(159)
Changes in assets - (increase) decrease:
Premiums receivable	28,234	(37,525)
Reinsurance recoverable	(36,150)	(7,253)
Reinsurance recoverable – related party	(23,726)	(31,077)
Deferred policy acquisition costs, net	(17,911)	(2,102)
Prepaid reinsurance premiums	(1,550)	(1,330)
Prepaid reinsurance premiums – related party	9,878	(19,159)
Prepaid expenses and other assets	18,984	(4,337)
Deferred tax asset	(3,027)	(9,065)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	(6,787)	28,843
Reinsurance premium payable – related party	(3,611)	46,760
Loss and loss expense reserve	80,342	10,659
Unearned premiums	(5,642)	42,509
Funds held under reinsurance treaties	647	(1,314)
Accrued expenses and other current liabilities	(2,680)	(983)
Net cash provided in operating activities	75,477	44,797
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	(46,090)	139,499
Net (purchases) sales of equity securities	(1,628)	(10,839)
Net sales (purchases) of other investments	850	5,296
Note receivable - related party	-	(2,000)
Acquisition of renewal rights and goodwill	(2,462)	(296)
Purchase of property and equipment	(2,107)	(2,275)
Net cash (used in) provided by investing activities	(51,437)	129,385
Cash flows from financing activities:
Repurchase agreements, net	(36,140)	(153,775)
Repayment of note payable	(3,333)	-
Repurchase of shares	(5,492)	-
Option exercise	-	241
Dividends distributed on common stock	(3,005)	(2,400)
Net cash provided by financing activities	(47,970)	(155,934)
Effect of exchange rate changes on cash	(2,836)	5,192
Net (decrease) increase in cash and cash equivalents	(26,766)	23,440
Cash and cash equivalents, beginning of the period	192,053	145,337
Cash and cash equivalents, end of the period	$165,287	$168,777
Supplemental Cash Flow Information
Income tax payments	$952	$574
Interest payments on debt	4,428	2,530

  See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the SEC.

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to us.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”).  FSP 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery.  Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis.  For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income.  FSP FAS 115-2 also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement.

In addition to the changes in measurement and presentation, FSP FAS 115-2 is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods.

The provisions of FSP FAS 115-2 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 115-2 on April 1, 2009.  The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”).   Under FSP 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157,  Fair Value Measurements  (FAS 157), when there has been a significant decrease in the volume and level of activity for an asset or liability.  FSP FAS 157-4 does not change the measurement objective of FAS 157 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

FSP FAS 157-4 requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, FSP FAS 157-4 requires that the presentation of the fair value hierarchy be presented by major security type as described in FASB Statement No. 115,  Accounting for Certain Investments in Debt and Equity Securities  (as amended by FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ).

The provisions of FSP FAS 157-4 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 157-4 on April 1, 2009 and does not expect the adoption will have a material effect on its results of operations, financial position or liquidity.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).   FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not believe the adoption will have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FSP No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “ Earnings Per Share ” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively.  FSP 03-6-1 did not have a material impact on the Company’s financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewals or extensions used in estimating the useful life of a recognized intangible asset under Statement No. 142, “Goodwill and Other intangible Assets” (“SFAS No. 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.  FSP 142-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). Statement 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 did not have a material impact   on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated statements. SFAS 160 is effective on a prospective basis beginning January 1, 2009, except for presentation and disclosure requirements which are applied on a retrospective basis for all periods presented.  SFAS 160 did not have a material impact its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) did not have a material impact its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The Company applied the provisions of SFAS 157 to the nonfinancial assets, nonfinancial liabilities and reporting units within the scope of SFAS 157 on January 1, 2009.  The Company’s adoption of FAS 157 did not materially impact the fair values of nonfinancial assets, nonfinancial liabilities and reporting units within the scope of this FSP.

3.	Investments

  (a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of March 31, 2009, are presented in the table below:

	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$6,765	$-	$(4,262)	$2,503
Common stock	76,022	870	(53,708)	23,184
U.S. treasury securities	15,086	1,432	(6)	16,512
U.S. government agencies	11,020	984	-	12,004
U.S. agency - collateralized mortgage obligations	189,604	411	(2,754)	187,261
U.S. agency - mortgage backed securities	258,868	13,654	(638)	271,884
Other mortgage backed securities	3,750	-	(379)	3,371
Municipal bonds	45,760	1,767	(694)	46,833
Asset backed securities	4,237	104	(273)	4,068
Corporate bonds	483,201	2,180	(106,365)	379,016
	$1,094,313	$21,402	$(169,079)	$946,636

  (b) Held-to-Maturity Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of held to maturity securities as of March 31, 2009 are presented in the table below:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. treasury securities	$2,141	$118	$-	$2,259
U.S. government agencies	1,116	151	-	1,267
U.S. agency - collateralized mortgage obligations	144	4	-	148
U.S. agency - mortgage backed securities	40,362	1,542	(88)	41,816
	$43,763	$1,842	$(88)	$45,490

(c) Investment Income

Net investment income for the three months ended March 31, 2009 and 2008 was derived from the following sources:

	2009	2008
Cash and short term investments	$1,804	$3,336
Fixed maturities	11,882	10,883
Equity securities	188	531
Equity investment in Warrantech	(402)	—
Note receivable - related party	812	589
	14,284	15,339
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	695	1,808
	$13,589	$13,531

(d) Other-Than-Temporary Impairment

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment.  The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments.  Some of the criteria the Company considers include:

▪	how long and by how much the fair value of the security has been below its amortized cost;
▪	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
▪	the intent and ability to keep the security for a sufficient time period for it to recover its value;
▪	any downgrades of the security by a rating agency as well as an entire industry sector or sub-sector;
▪	any reduction or elimination of dividends, or nonpayment of scheduled interest payments; and
▪	the occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 25% of cost basis.

Other-than-temporary impairment charges of our fixed-maturities and equity securities for the three months ended March 31, 2009 and 2008 are presented in the table below:

	2009	2008
Equity securities	$1,427	$742
Fixed maturity securities	—	—
	$1,427	$742

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of March 31, 2009:

	Less Than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Available-for-sale securities:
Common and preferred stock	$10,489	$(13,204)	96	$10,990	$(44,766)	290	$21,479	$(57,192)
U.S. treasury securities	863	(6)	1	—	—	—	863	(6)
U.S. agency - collateralized mortgage obligations	10,367	(161)	2	155,311	(2,593)	—	165,678	(2,754)
U.S. agency - mortgage backed securities	5,811	(120)	1	25,036	(518)	1	30,847	(638)
Other mortgage backed securities	1,878	(225)	3	1,492	(154)	4	3,370	(379)
Municipal bonds	18,299	(694)	17	—	—	—	18,299	(694)
Asset backed securities	1,236	(41)	2	761	(232)	3	1,997	(273)
Corporate bonds	145,116	(35,798)	83	170,192	(70,567)	82	315,308	(106,365)
Total temporarily impaired -available-for-sale securities	$194,059	$(50,249)	205	$363,782	$(118,830)	391	$557,841	$(168,301)

	Less Than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Held-to-maturity securities:
U.S. agency – mortgage backed securities	$—	$—	—	$3,738	$(88)	15	$3,738	$(88)
Total temporarily impaired – held-to-maturity securities	$—	$—	—	$3,738	$(88)	15	$3,738	$(88)

(e) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps and Contracts for Differences as of March 31, 2009:

	Remaining Life of Notional Amount (1)
	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$30,000	$—	$—	$30,000
Contracts for differences	—	—	2,066	—	2,066
	$—	$30,000	$2,066	$—	$32,066

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

The Company records changes in valuation on its derivative positions as a component of net realized gains and losses.  The Company records changes in valuation on its interest rate swap related to its term loan as a component of interest expense.

 (f) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of March 31, 2009 was $12,665 for corporate bonds and $0 and for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at March 31, 2009. Subject to certain limitations, all securities owned, to the extent to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of March 31, 2009, there were $248,360 principal amount outstanding at interest rates between 0.85% and 1.00%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2009 and 2008 was $694 and $1,784, respectively, of which $261 was accrued as of March 31, 2009. The Company has approximately $255,000 of collateral pledged in support of these agreements.

4.	Fair Value of Financial Instruments

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from a third party nationally recognized pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturities. The fair value estimates provided from this pricing service are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered to not represent fair value. If quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on dealer quotations of the bid price for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy.

Fixed Maturities (Held to Maturity and Available for Sale).   The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated they will only produce an estimate of fair value if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities. While a vast majority of the Company’s fixed maturities are included in Level 1 or Level 2, the Company holds a small percentage, approximately 0.6%, of investments which were not valued by a pricing service. Typically, the Company estimates the fair value of these fixed maturities using a pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of unobservable market information, the Company includes the fair value estimates for these investments in Level 3. At March, 31, 2009 the Company held certain fixed maturity investments, which included corporate and bank debt, that were not suitable for matrix pricing. For these assets, a quote is obtained from a market maker broker. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equity Securities.  For public common and preferred stocks, the Company receives estimates from a pricing service that are based on observable market transactions and includes these estimates in Level 1 hierarchy.

Other Investments.  The Company has approximately 1% of its investment portfolio, in limited partnerships or hedge funds where the fair value estimate is determined by a fund a manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

Derivatives.  The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives, as defined in SFAS 133, are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives at any one time:

▪
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

▪
Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, in this case LIBOR, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and

▪
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

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2009:

	Total	Level 1	Level 2	Level 3
Assets:
Held-to-maturity securities	$45,490	$2,258	$43,232	$-
Available-for-sale fixed securities	920,950	16,512	897,900	6,538
Equity securities	25,687	25,687	-	-
Other investments	12,607	-	-	12,607
	$1,004,734	$44,457	$941,132	$19,145
Liabilities:
Securities sold but not yet purchased, market	$12,665	$-	$12,665	$-
Securities sold under agreements to repurchase, at contract value	248,352	-	248,352	-
Derivatives	982	-	-	982
	$261,999	$-	$261,017	$982

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009:

	Other investments	Derivatives	Total
Beginning balance as of January 1, 2009	$21,352	$(1,439)	$19,913
Total net losses for the quarter include in:
Net income	(36)	457	421
Other comprehensive loss	-	-	-
Purchases, sales, issuances and settlements, net	(2,171)	-	(2,171)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of March 31, 2009	$19,145	$(982)	$18,163

5.	Debt

Junior Subordinated Debt

The Company established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of March 31, 2009 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of March 31, 2009:

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

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which was 185 basis points. As of March 31, 2009 the interest rate was 3.07%. The Company recorded $457 and $0 of interest expense for the three months ended March 31, 2009 and 2008, respectively. The Company can prepay any amount after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from variable to fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points or 5.32% and receives a variable rate in return based on LIBOR plus a margin rate, which is 185 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest expense of $275 and $0 for the three months ended March 31, 2009 and 2008, respectively, related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company issued a promissory note to Unitrin in the amount of $30,000. The note is non interest bearing and requires four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3,155 based on interest rates available to the Company at the date of acquisition which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances involving default of payment or change of control of the Company. The Company included $313 and $0 of amortized discount on the note in its results of operations for the three months ended March 31, 2009 and 2008, respectively. The note’s carrying value at March 31, 2009 was $27,784.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line is being used for collateral for letters of credit. The line will expire on June 30, 2009. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of March 31, 2009 there was no outstanding balance on the line of credit. The Company has outstanding letters of credit in place at March 31, 2009 for $24,084 that reduced the availability on the line of credit to $916 as of March 31, 2009.

Maturities of Debt

Maturities of the Company’s debt for the five years subsequent to March 31, 2009 are as follows:

	2009	2010	2011	2012	2013	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	10,000	13,333	6,667	—	—	—
Promissory note	6,746	6,729	7,037	7,362	—	—
Total	$16,746	$20,062	$13,704	$7,362	$—	$123,714

6.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2009 and 2008:

	2009	2008
Policy acquisition expenses	$29,248	$18,999
Salaries and benefits	19,281	12,044
Other insurance general and administrative expense	9,625	9,834
	$58,154	$40,877

7.	Earnings Per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	2009	2008
Net income available to common shareholders	$24,162	$22,263

Weighted average number of common shares outstanding - basic	59,767	59,969
Potentially dilutive shares:
Dilutive shares from stock-based compensation	233	956
Weighted average number of common shares outstanding - dilutive	60,000	60,925

Net income - basic and diluted earnings per share	$0.40	$0.37

As of March 31, 2009, there were approximately 1.4 million anti-dilutive securities excluded from diluted earnings per share.

During the three months ended March 31, 2009, the Company repurchased approximately 700 of its common shares for approximately $5,400. The effect of the purchase, reduced the weighted average shares outstanding by approximately 300 shares for the three months ended March 31, 2009.

8.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options were granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $671 and $758 related to stock options for the three months ended March 31, 2009 and 2008, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the three months ended March 31, 2009 and 2008:

	2009		2008
Amounts in thousands except per share	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	3,728	$7.00-15.02	3,126	$7.00-14.55
Granted	85	9.65	50	15.02
Exercised	—	—	(32)	7.50
Cancelled or terminated	(8)	7.50	(6)	7.50
Outstanding end of period	3,805	$7.00-15.02	3,138	$7.00-15.02

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2009 was $4.84 and $2.85, respectively. As of March 31, 2009 there was approximately $6.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2009	2008
Net Income	$24,162	$22,263
Unrealized holding loss	(14,970)	(17,087)
Reclassification adjustment	8,414	(135)
Foreign currency translation	(840)	888
Comprehensive Income	$16,766	$5,929

10.	Income Taxes

Income tax expense for the three months ended March 31, 2009 and 2008 was $5,256 and $7,317, respectively. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended March 31,
	2009	2008
Income from continuing operations before provision for income taxes and minority interest	$29,418	$26,680
Less: minority interest	-	(2,900)
Income from continuing operations after minority interest before provision for income taxes	29,418	29,580

Income taxes at statutory rates	10,296	10,231
Effect of Income not subject to US taxation	(5,213)	(2,992)
Other, net	172	78
Provision for income taxes as shown on the Consolidated Statements of Income	$5,256	$7,317
GAAP effective tax rate	17.9%	27.1%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statute of limitation is open for tax years ended December 31, 2004 and forward. At March 31, 2009, the Company has approximately $1,500 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

During 2007, the Company, while performing a review of the income tax return filed with the IRS for calendar year ending December 31, 2006, determined an issue existed per FIN 48 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $915 (including $98 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

During 2006, the Internal Revenue Service (“IRS”) completed an audit of the Company’s subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”) which the Company acquired in 2007. For the IRS’ 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed.  During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although the predecessor management of Associated disagrees with the majority of the positions taken by the examiner and appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,325 (including $1,395 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements. In October 2008, the appeals agent found in favor of Associated on substantially all issues and also agreed to abate all related penalties. The preliminary report and recommendation of settlement has been prepared by the appeals agent. The Company expects the IRS to issue their final settlement report and proposed adjustment of tax and interest due during the second quarter of 2009.  Additionally, during the second quarter 2008, AIIS received notification from the IRS indicating the 2006 consolidated federal tax return had been selected for audit.  The majority of the field work has been completed and responses for all initial information document requests have been provided to the examining agent.  The Company expects the agent to issue any proposed adjustments and related audit report during the second quarter 2009.

11.	Related Party Transactions

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

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to the Company's then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Maiden Quota Share further provides that AII receives a ceding commission of 31% of ceded written premiums. The Maiden Quota Share has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

Effective June 1, 2008 the Maiden Quota Share was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto at the acquisition date and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.  AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business.  The Company recorded approximately $27,118 and $20,184 of ceding commission income during the three months ended March 31, 2009 and 2008, respectively, as a result of this agreement.

The following is the effect on the Company’s balance sheet as of March 31, 2009 and December 31, 2008 and the results of operations for the three months ended December 31, 2009 and 2008 related to the Maiden Quota Share agreement:

	March 31, 2009	December 31, 2008
Assets and liabilities:
Reinsurance recoverable	$244,940	$221,214
Prepaid reinsurance premium	233,633	243,511
Ceded reinsurance premiums payable	(99,296)	(102,907)
Note payable	(167,975)	(167,975)

	Three Months Ended March 31,
	2009	2008
Results of operations:
Premium written – ceded	$(87,480)	$(82,948)
Change in unearned premium – ceded	(6,971)	19,160
Earned premium – ceded	$(94,451)	$(63,788)

Ceding commission on premium written	$27,553	$25,992
Ceding commission – deferred	(435)	(5,808)
Ceding commission – earned	$27,118	$20,184
Incurred loss and loss adjustment expense – ceded	$71,205	$41,472
Interest expense on collateral loan	570	—

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers, domiciled in the U.S., AII currently holds a collateral loan with Maiden Insurance in the amount of $167,975.  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries.  The amount of this collateral as of March 31, 2009 was $152,911. Maiden retains ownership of $152,911 in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $1,133 and $1,036 of brokerage commission during the three months ended March 31, 2009 and 2008, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, AmTrust earned an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee was reduced to 0.20% per annum and was further reduced to 0.15% per annum once the average invested assets exceed $1,000,000. As a result of this agreement, the Company recorded approximately $597 and $460 of investment management fees for the three months ended March 31, 2009 and 2008, respectively.

Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to reimburse AmTrust for its costs plus 8%. The Company recorded approximately $153 and $0 for the three months ended March 31, 2009 and 2008, respectively, as a result of this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time for the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share. AII is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loans, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of December 31, 2008. The Company recorded $570 of interest expense during the three months ended March 31, 2009.

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

Leap Tide Capital Management

Leap Tide Capital Management, Inc. (“LTCMI”), our wholly owned subsidiary, currently manages approximately $27,000 of our assets. LTCMI also serves as the Investment Manager of Leap Tide Partners, L.P., a domestic partnership and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by LTCMI (the “Hedge Funds”). As of March 31, 2009, the current value of the invested funds in the Hedge funds was less than $1,000.  The majority of funds invested in the hedge funds were provided by members of the Karfunkel family.  The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did violate the Company’s Code of Business Conduct and Ethics. The management company earned approximately $0 and $63 of fees under the agreement during the three months ended March 31, 2009 and 2008, respectively.

Lease Agreements

In 2002, we entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, we entered into an amended lease whereby we increased our leased space to 14,807 square feet and extended the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $166 and $83 for the lease for the three months ended March 31, 2009 and 2008, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly owned by Michael Karfunkel and George Karfunkel. The audit committee reviewed and approved the lease agreement. The Company paid approximately $41 and $51 for the lease for the three months ended March 31, 2009 and 2008, respectively.

Employment Relationship

Barry Karfunkel, was an analyst with a Company subsidiary through January 31, 2009, earned approximately $21 and $63 for the three months ended March 31, 2009 and 2008, respectively. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech in a cash merger. The Company contributed $3,850 for a 27% equity interest Warrantech.  Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross premium written of approximately $23,000 and $17,700 during the three months ended 2009 and 2008, respectively. The Company recorded investment loss of approximately $402 and $0 from its equity investment for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 the Company’s equity interest was approximately $1,708. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of March 31, 2009 the carrying value of the note receivable was $21,808 (note receivable — related party).

12.	Acquisition

During the three months ended March 31, 2009, the Company, through a subsidiary acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company from Imagine Finance SARL (“SARL”).  ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”).  The purchase price of ACHL was $20 which represented the capital of ACHL.  The acquisition allows the Company to obtain the benefit of the Captives’ utilization of their equalization reserves.  In accordance with SFAS No 141(R), the Company recorded approximately $12,500 of cash, $66,500 of receivables and $79,000 of equalization reserves.  The results of operations have been included since acquisition date.

Additionally, the Captives had previously entered into a stop loss agreement with Imagine Insurance Company Limited (“Imagine”) by which Imagine agreed to cede certain losses to the Captives.  Concurrently, with the Company’s purchase of ACHL, the Company, through AII, entered into a novation agreement by which AII assumed all of Imagine’s rights and obligations under the stop loss agreement.

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

In December 2006, the Company formed two, wholly-owned subsidiaries currently named, Leap Tide Capital Management, Inc. (LTCM) and Leap Tide Capital Management GP, LLC (LTCM GP). Concurrently with these formations, the Company also formed Leap Tide Partners, LP (LTP), a hedge fund limited partnership, for the purpose of managing the assets of its limited partners. LTCM has a 1% ownership in LTP. LTCMI earns a management fee equal to 1% of the LTP’s assets. LTCM also earns an incentive fee of 20% of the cumulative profits of the LTP. Through March 31, 2008 LTCM, the general partner of LTP, consolidated LTP in accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” as the rights of the limited partners did not overcome the rights of the general partner. Effective April 1, 2008, the limited partnership agreement was amended such that a majority of the limited partners had the right to liquidate the limited partnership. In addition the Company ceased being the managing member of LTCM GP. Due to this amendment, in accordance with EITF 04-05, the Company ceased to consolidate LTP as of April 1, 2008.

Through March 31, 2008, we allocated an equivalent portion of the limited partners’ income or loss to minority interest.  For the three months ended March 31, 2009 and 2008, LTP had an investment loss of $0 and $2,900, respectively and resulted in an allocation to minority interest of $0 and $2,900. The management companies earned approximately $0 and $43 of fees under the agreement during the three months ended March 31, 2009 and 2008, respectively.

Net investment income for the three months ended March 31, 2009 and 2008 for LTCM was derived from the following sources:

	2009	2008
Equity securities:
Dividends	$-	$8
Realized gain (loss)	-	431
Unrealized gain (loss)	-	(3,297)
Cash and cash equivalents	-	6
	-	(2,852)
Less: Investment expenses	-	(48)
	$-	$(2,900)

15.	Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Interest expense and income taxes are allocated based on net written premium by segment. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, commission and fee revenue, investment income and other revenues, other underwriting expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize business segments as follows for the three months ended March 31, 2009 and 2008:

	Small commercial business	Specialty risk and extended warranty	Specialty middle- market property and casualty insurance	Corporate and other	Total
Three months ended March 31, 2009:
Gross premium written	$127,470	$82,708	$57,349	$—	$267,527

Net premium written	70,459	38,259	27,461	—	136,179
Change in unearned premium	(12,368)	(2,416)	6,196	—	(3,756)
Net earned premium	58,091	40,675	33,657	—	132,423

Ceding commission - primarily related party	19,776	6,027	1,788	—	27,591

Loss and loss adjustment expense	(35,394)	(17,818)	(21,703)	—	(74,915)
Acquisition costs and other underwriting expenses	(34,154)	(12,703)	(11,297)	—	(58,154)
	(69,548)	(30,521)	(33,000)	—	(133,069)

Underwriting income	8,319	16,181	2,445	—	26,945

Commission and fee income	3,489	2,138	—	1,827	7,454
Investment income and realized gain (loss)	2,168	1,340	842	—	4,351
Other expenses	(2,661)	(1,427)	(1,106)	—	(5,194)
Interest expense	(2,137)	(1,146)	(888)	—	(4,171)
Foreign currency gain	—	33	—	—	33
Provision for income taxes	(1,640)	(3,058)	(231)	(326)	(5,256)
Net income	$7,538	$14,061	$1,062	$1,501	$24,162

	Small commercial business	Specialty risk and extended warranty	Specialty middle- market property and casualty insurance	Corporate and other	Total
Three months ended March 31, 2008:
Gross premium written	$89,621	$87,769	$57,726	$—	$234,756

Net premium written	51,332	38,085	28,025	—	117,442
Change in unearned premium	(5,027)	(8,489)	(6,513)	—	(20,029)
Net earned premium	46,305	29,596	21,512	—	97,413

Ceding commission – primarily related party	12,600	3,431	4,844	—	20,875

Loss and loss adjustment expense	(24,567)	(17,914)	(12,684)	—	(55,165)
Acquisition costs and other underwriting expenses	(23,352)	(6,785)	(10,740)	—	(40,877)
	(47,919)	(24,699)	(23,424)	—	(96,042)

Underwriting income	10,986	8,328	2,932	—	22,246

Commission and fee income	2,759	1,796	—	1,732	6,287
Investment income, realized gain (loss) and loss on managed assets	4,303	2,583	1,425	(2,900)	5,411
Other expenses	(1,940)	(7,186)	4,332	—	(4,794)
Interest expense	(1,100)	(925)	(604)	—	(2,629)
Foreign currency gain	—	159	—	—	159
Provision for income taxes	(3,713)	(1,176)	(2,000)	(428)	(7,317)
Minority interest in net loss of subsidiary	—	—	—	2,900	2,900
Net income	$11,295	$3,579	$6,085	$1,304	$22,263

The following tables summarize business segments as follows as of March 31, 2009 and December 31, 2008:

	Small commercial business	Specialty risk and extended warranty	Specialty middle- market property and casualty insurance	Corporate and other	Total
As of March 31, 2009:
Fixed assets	$7,703	$4,130	$3,202	$—	$15,035
Goodwill and intangible assets	78,776	11,131	14,092	—	103,999
Total assets	1,752,967	947,961	463,095	—	3,164,023

As of December 31, 2008:
Fixed assets	$6,942	$5,528	$2,637	$—	$15,107
Goodwill and intangible assets	79,199	10,821	12,405	—	102,425
Total assets	1,718,020	933,035	492,838	—	3,143,893

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by the market generally. The Company has grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets, including access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in three business segments:

•	Small commercial business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the United States;

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

     During the third quarter of 2008, the Company entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”) for the purpose of producing workers compensation premium. The agency writes premiums in the states of New York, Massachusetts and Texas.  This relationship produced approximately $18.0 million of gross written premium during the three months ended March 31, 2009.

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. Consideration paid for the transaction was approximately $88.5 million and consisted of cash of $61.2 million, a note payable of $26.8 million, assumed liabilities of $0.3 million and direct transaction costs of $0.2 million. The Company has recorded approximately $35.0 million of goodwill and $15.0 million of intangible assets related to customer relationships and licenses. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

The Company transacts business through eleven insurance company subsidiaries:

	Name	Location of Domicile
•	Technology Insurance Company, Inc. (“TIC”)	New Hampshire
•	Rochdale Insurance Company (“RIC”)	New York
•	Wesco Insurance Company (“WIC”)	Delaware
•	Associated Industries Insurance Company, Inc. (“AIIC”)	Florida
•	Milwaukee Casualty Insurance Co. (“MCIC”)	Wisconsin
•	Security National Insurance Company (“SNIC”)	Texas
•	Trinity Universal Insurance Company of Kansas, Inc. (“TUICK”)	Kansas
•	Trinity Lloyd’s Insurance Company (“TLIC”)	Texas
•	AmTrust International Insurance Ltd. (“AII”)	Bermuda
•	AmTrust International Underwriters Limited (“AIU”)	Ireland
•	IGI Insurance Company, Ltd. (“IGI”)	England

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

Net Premium Written. Net premium written are gross premium written less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Premium Earned. Net premium earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2008 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2008 and the other half in 2009. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 32 months, but range in duration from one month to 84 months.

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and loss adjustment expense incurred to net premiums earned.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 24.9% and 22.7% for the three months ended March 31, 2009 and 2008. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 79.7% and 77.2% for the three months ended March 31, 2009 and 2008, respectively.  The increase in the combined ratio period over period resulted primarily from higher policy acquisition expenses resulting as a function of having a larger percentage of gross written premium attributable to our small commercial business segment in 2009 as well as higher salary expense as a result of the UBI acquisition in the second quarter of 2008. We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2008.

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
	($ amounts in thousands)
Gross written premium	$267,527	$234,756

Net premium written	$136,179	$117,442
Change in unearned premium	(3,756)	(20,029)
Net earned premium	132,423	97,413
Ceding commission – primarily related party	27,591	20,875
Commission and fee income	7,454	6,287
Net investment income	13,589	13,531
Net realized (loss) gain on investments	(9,238)	(5,220)
Other investment income (loss) on managed assets	—	(2,900)
Total revenue	171,819	129,986

Loss and loss adjustment expense	74,915	55,165
Acquisition costs and other underwriting expenses	58,154	40,877
Other	5,194	4,794
	138,263	100,836
Income from continuing operations	33,556	29,150

Other income (expense):
Foreign currency gain (loss)	33	159)
Interest expense	(4,171)	(2,629)
Total other expense	(4,138)	(2,470)
Income from continuing operations before provision for income taxes and minority interest	29,418	26,680

Provision for Income taxes	5,256	7,317
Minority interest in net loss of subsidiary	—	(2,900)
Net income	$24,162	$22,263

Key measures:
Net loss ratio	56.6%	56.6%
Net expense ratio	23.1%	20.5%
Net combined ratio	79.7%	77.2%

Consolidated Result of Operations for the Three Months Ended March 31, 2009 and 2008

Gross Premium Written.  Gross premium written increased $32.8 million or 14.0% from $234.8 million to $267.5 million for the three months ended March 31, 2008 and 2009, respectively. The increase of $32.8 million was attributable to a $38.2 million increase in our small commercial business, a $5.0 million decrease in our specialty risk and extended warranty business and a $0.4 million decrease in our specialty middle-market property and casualty business. The increase in small commercial business resulted primarily from gross written premium attributable to the UBI acquisition in the second quarter of 2008 and entering into a managing general agency agreement with Cardinal Comp in the third quarter of 2008.  The decrease in specialty risk and extended warranty business resulted primarily from the currency effect on its premium writings in Europe.  The specialty middle-market gross premiums were flat period over period.

Net Premium Written.  Net premium written increased $18.8 million or 16.0% from $117.4 million to $136.2 million for the three months ended March 31, 2008 and 2009, respectively.  Net premium written reflected cessions of $82.9 million and $87.5 million to Maiden Insurance for the three months ended March 31, 2008 and 2009, respectively, under the terms of their Maiden Quota Share. Before the cessions to Maiden Insurance, net premium written increased by $23.4 million in the first quarter of 2009 compared to the first quarter of 2008. The increase (decrease) before the cessions, by segment, was: small commercial business - $30.8 million, specialty risk and extended warranty - $(9.1) million and specialty middle market - $1.7 million.

Net Premium Earned.  Net premium earned increased $35.0 million or 35.9% from $97.4 million to $132.4 million for the three months ended March 31, 2008 and 2009.  Net premium earned for the first quarter of 2008 and 2009, respectively, reflected the cessions of $63.8 million and $94.5 million to Maiden Insurance under the terms of the Maiden Quota Share.  Before the cessions to Maiden Insurance, net premium earned increased by $65.7 million in the first quarter of 2009 compared to the first quarter of 2008. The increase before the cessions, by segment, was: small commercial business - $42.8 million; specialty risk and extended warranty - $13.7 million; and specialty middle market - $9.2 million.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34% ceding commission depending on the business ceded on ceded written premiums to Maiden.  The ceding commission earned during the three months ended March 31, 2009 and 2008 was $27.6 million and $20.9 million, respectively.

Commission and Fee Income. Commission and fee income increased $1.2 million or 18.6% from $6.3 million to $7.5 million for the three months ended March 31, 2008 and 2009, respectively.  The increase was attributable primarily to additional fees earned through existing agreements with Maiden and administration fees from new warranty business.

Net Investment Income.  Net investment income increased $0.1 million or 0.4% from $13.5 million to $13.6 million for the three months ended March 31, 2008 and 2009, respectively. The increase was relatively flat as invested assets (excluding equity securities) over the three months ended March 31, 2008 and 2009 was approximately $1.4 billion and $1.3 billion, respectively.  Yields on the Company’s fixed maturities for the three months ended March 31, 2008 and 2009 were approximately 4.2% and 4.1%, respectively.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended March 31, 2009 were $9.2 million, compared to net realized losses of $5.2 million for the same period in 2008.  During the three months ended March 31, 2009, realized losses related to the timing of certain sales of underperforming investments in the Company’s fixed income portfolio and a non-cash write-down of one equity security of $1.4 million that was determined to be other than temporarily impaired.  During the three months ended March 31, 2008, realized losses related to the timing of certain sales of underperforming investments in the Company’s equity portfolio and the non-cash write-down of four equity securities of $0.7 million that were determined to be other than temporarily impaired.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $19.7 million or 35.7% from $55.2 million for the three months ended March 31, 2008 to $74.9 million for the three months ended March 31, 2009. The Company’s loss ratio for the three months ended March 31, 2008 and 2009 was 56.6%.  The loss ratio remained flat on a consolidated basis as the Company’s actuarially projected ultimate losses based on the Company’s loss experience remained constant period over period.

Acquisition Costs and Other Underwriting Expenses.  Acquisition Costs and Other Underwriting Expenses increased $17.3 million or 42.2% from $40.9 million for the three months ended March 31, 2008 to $58.2 million for the three months ended March 31, 2009. The expense ratio for the same periods increased from 20.5% to 23.1%, respectively.  The increase in the expense ratio period over period resulted primarily from a higher percentage of gross written premium attributable to the small commercial business segment than in the prior period in 2008.  This segment typically has higher policy acquisition expenses compared to the specialty risk and extended warranty segment.  Additionally, the Company incurred higher commission expense in the first quarter of 2009 as well as higher salary expense related to the retail commercial package business acquired in the second quarter of 2008.

Operating Income from Continuing Operations. Income from continuing operations increased $2.7 million or 10.1% from $26.7 million to $29.4 million for the three months ended March 31, 2008 and 2009, respectively. The change in income from continuing operations from 2008 to 2009 resulted primarily from higher net earned premium offset partially by higher acquisition costs and other underwriting expenses.

Interest Expense. Interest expense for the three months ended March 31, 2009 was $4.2 million, compared to $2.6 million for the same period in 2008.  The increase was attributable to interest expense on the Company’s promissory note with Maiden, the $40 million term loan the Company entered into with J.P. Morgan Chase and $30 million promissory note related to the acquisition of UBI.  The term loan and promissory note were entered into the second quarter of 2008.

Income Tax Expense (Benefit). Income tax expense for three months ended March 31, 2009 was $5.3 million which resulted in an effective tax rate of 17.9%. Income tax expense for three months ended March 31, 2008 was $7.3 million which resulted in an effective tax rate of 24.7%.  The decrease in our effective rate resulted primarily from certain Company subsidiaries not subject to U.S. taxation earning a higher percentage of the Company’s pretax income.

Small Commercial Business Segment (Unaudited)

	Three Months Ended March 31,
	2009	2008
	($ amounts in thousands)
Gross premium written	$127,470	$89,261

Net premium written	70,459	51,332
Change in unearned premium	(12,368)	(5,027)
Net premium earned	58,091	46,305

Ceding commission revenue	19,776	12,600

Loss and loss adjustment expense	35,394	24,567
Acquisition costs and other underwriting expenses	34,154	23,352
	69,548	47,919
Net premiums earned less expenses included in combined ratio (Underwriting income)	$8,319	$10,986

Key Measures:
Net loss ratio	60.9%	53.1%
Net expense ratio	24.7%	23.2%
Net combined ratio	85.7%	76.3%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	34,154	23,352
Less: ceding commission revenue	19,776	12,600
	14,378	10,752
Net premium earned	58,091	46,305
Net expense ratio	24.7%	23.2%

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2009 and 2008

Gross Premium Written.  Gross premium written increased $38.1 million or 42.8% from $89.3 million for the three months ended March 31, 2008 to $127.4 million for the three months ended March 31, 2009.  The increase in small commercial business resulted primarily, from gross written premium attributable to the UBI acquisition in the second quarter of 2008 and a managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008, offset by state mandated workers’ compensation rate reductions in Florida.

Net Premium Written.  Net premium written increased $19.2 million or 37.3% from $51.3 million to $70.5 million for the three months ended March 31, 2008 and 2009, respectively.  Net premium written reflected the cessions of $32.5 million and $44.1 million to Maiden Insurance for the three months ended March 31, 2008 and 2009, respectively, under the terms of the Maiden Quota Share. Before the cessions to Maiden Insurance, net premium written increased by $30.8 million in the first quarter of 2009 compared to the first quarter of 2008.  The increase of $30.8 million resulted from the increase in gross premium of $38.1 million period over period.

Net Premium Earned.  Net premium earned increased $11.8 million or 25.5% from $46.3 million for the three months ended March 31, 2008 to $58.1 million for the three months ended March 31, 2009.  Net earned premium for the first quarter of 2008 and 2009 reflected the cessions of $25.4 million and $56.4 million, respectively, to Maiden Insurance under the terms of the Maiden Quota Share.  Before the cessions to Maiden Insurance, net premium earned increased by $42.8 million in the first quarter of 2009 compared to the first quarter of 2008.  The increase was a result of the net premium written in the preceding twelve months being greater than the net premium written twelve months ended March 31, 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share agreement with Maiden Insurance, whereby AmTrust receives a ceding commission of 31% or 34%, based on the business ceded, on written premiums ceded to Maiden.  The ceding commission earned during the three months ended March 31, 2008 and 2009 was $12.6 million and $19.8 million, respectively.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $10.8 million or 43.9% from $24.6 million for the three months ended March 31, 2008 to $35.4 million for the three months ended March 31, 2009. The Company’s loss ratio for the segment for the three months ended March 31, 2009 increased to 60.9% from 53.1% for the three months ended March 31, 2008. The increase in the loss and loss adjustment ratio resulted, primarily, from the integration of retail commercial package business acquired in the UBI acquisition in the second quarter of 2008.  The commercial package business has historically had a higher loss ratio than the Company’s small workers’ compensation business.

Acquisition Costs and Other Underwriting Expenses.  Acquisition Costs and Other Underwriting Expenses increased $10.8million or 46.2% from $23.4 million for the three months ended March 31, 2008 to $34.2 million for the three months ended March 31, 2009. The expense ratio increased from 23.2% for the three months ended March 31, 2008 to 24.4% for the three months ended March 31, 2009. The increase in expense ratio resulted primarily from higher policy acquisition costs and increased salary expense related to the UBI acquisition.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $2.7 million or 24.5% from $11.0 million for the three months ended March 31, 2008 to $8.3 million for the three months ended March 31, 2009. This decrease resulted primarily from higher policy acquisition costs and increased salary expense related to the commercial package business obtained from the UBI acquisition in the second quarter of 2008.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended March 31,
	2009	2008
	($ amounts in thousands)
Gross premium written	$82,708	$87,769

Net premium written	38,259	38,085
Change in unearned premium	2,416	(8,489)
Net premiums earned	40,675	29,596

Ceding commission revenue	6,027	3,431

Loss and loss adjustment expense	17,818	17,914
Acquisition costs and other underwriting expenses	12,703	6,785
	30,521	24,699
Net premiums earned less expenses included in combined ratio (Underwriting Income)	$16,181	$8,328

Key Measures:
Net loss ratio	43.8%	60.5%
Net expense ratio	16.4%	11.3%
Net combined ratio	60.2%	71.9%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	12,703	6,785
Less: ceding commission revenue	6,027	3,431
	6,676	3,354
Net premium earned	40,675	29,596
Net expense ratio	16.4%	11.3%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2009 and 2008

Gross Premium Written. Gross premium written decreased $5.0 million or 5.8% from $87.8 million for the three months ended March 31, 2008 to $82.7 million for the three months ended March 31, 2009. The strengthening of the U.S. dollar on the Company’s European business negatively impacted gross premium written by $11.5 million.  This decrease was mitigated by a small increase in underwriting growth of coverage plans in the United States.

Net Premium Written. Net premium written increased $0.1 million or 0.5% from $38.1 million to $38.2 million for the three months ended March 31, 2008 and 2009, respectively.  Net premium written reflected the cessions of $32.4 million and $23.2 million to Maiden Insurance for the three months ended March 31, 2008 and 2009, respectively, under the terms of the Maiden Quota Share. Before the cessions to Maiden Insurance, net premium written decreased by $9.1 million in the first quarter of 2009 compared to the first quarter of 2008.  The decrease of $9.1 million resulted from the strengthening of the U.S. dollar on the the Company’s European business.

Net Premium Earned. Net premium earned increased $11.0 million or 37.4% from $29.6 million for the three months ended March 31, 2008 to $40.6 million for the three months ended March 31, 2009.  Net earned premium for the first quarter of 2008 and 2009 reflected the cession of $21.5 million and $24.3 million, respectively, to Maiden Insurance under the terms of their Maiden Quota Share agreement.  Before the cessions to Maiden Insurance, net earned premium increased by $13.8 million in the first quarter of 2009 compared to the first quarter of 2008.  The increase was a result of the net premium written in the preceding twelve months being greater than net premium written in the twelve months ended March 31, 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% ceding commission on written premiums ceded to Maiden.  The ceding commission earned during the three months ended March 31, 2008 and 2009 was $3.4 million and $6.0 million, respectively.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $17.9 million and $17.8 million for the three months ended March 31, 2008 and 2009. The Company’s loss ratio for the segment for the three months ended March 31, 2009 decreased to 43.8% from 60.5% for the three months ended March 31, 2008.  The improvement of the loss ratio for the resulted primarily, from improvement in loss development on acquired loss reserves as well as the continued improvement in the Company’s actual loss experience, which has continued to develop more favorably than projected.

Acquisition Costs and Other Underwriting Expenses.  Acquisition Costs and Other Underwriting Expenses increased $5.9 million or 87.2% from $6.8 million for the three months ended March 31, 2008 to $12.7 million for the three months ended March 31, 2009. The expense ratio increased from 11.3% for the three months ended March 31, 2008 to 16.4% for the three months ended March 31, 2009.  The increase in expense ratio resulted, primarily, from higher policy acquisition expenses and salary expense.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $7.9 million or 95.2% from $8.3 million for the three months ended March 31, 2008 to $16.2 million for the three months ended March 31, 2009. This increase is attributable primarily to an improvement in the loss ratio period over period.

Specialty Middle Market Property and Casualty Segment Results of Operations

	(Unaudited)
	Three Months Ended March 31,
	2009	2008
	($ amounts in thousands)
Gross premium written	$57,349	$57,726

Net premium written	27,461	28,025
Change in unearned premium	6,196	(6,513)
Net premium earned	33,657	21,512

Ceding commission revenue	1,788	4,844

Loss and loss adjustment expense	21,703	12,684
Acquisition costs and other underwriting expenses	11,297	10,740
	33,000	23,424
Net premiums earned less expenses included in combined ratio	$2,445	$2,932

Key Measures:
Net loss ratio	64.5%	59.0%
Net expense ratio	28.3%	27.4%
Net combined ratio	92.7%	86.4%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	11,297	10,740
Less: ceding commission revenue	1,788	4,844
	9,509	5,896
Net premium earned	33,657	21,512
Net expense ratio	28.3%	27.4%

Specialty Middle Market Segment Result of Operations for the Three Months Ended March 31, 2008 and 2007

Gross Premium Written.  Gross premium decreased $0.4 million or 0.7% from $57.7 million for the three months ended March 31, 2008 to $57.3 million for the three months ended March 31, 2009. The segment’s results were relatively flat period over period.

Net Premium Written.  Net premium decreased $0.5 million or 2.0% from $28.0 million for the three months ended March 31, 2008 to $27.5 million for the three months ended March 31, 2009.  Net premium written reflected the cessions of $18.0 million and $20.2 million to Maiden Insurance for the three months ended March 31, 2008 and 2009, respectively, under the terms of the Maiden Quota Share agreement.  Before the cessions to Maiden Insurance, net premium written increased $1.7 million which resulted, primarily, from a decrease in gross written premium.

 Net Premium Earned.  Net premium earned increased $12.2 million or 56.5% from $21.5 million for the three months ended March 31, 2007 to $33.7 million for the three months ended March 31, 2009.  Net premium earned for the first quarter of 2008 and 2009 reflected the cessions of $16.8 million and $13.8 million, respectively, to Maiden Insurance under the terms of the Maiden Quota Share agreement.  Before the cessions to Maiden Insurance, net earned premium increased by $9.2 million in the first quarter of 2009 compared to the first quarter of 2008.  The increase was a result of the net premium written in the preceding twelve months being greater than the net premium written twelve months ended March 31, 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through its quota share agreement with Maiden Insurance, whereby AmTrust receives a 31% ceding commission on ceded written premiums to Maiden.  The ceding commission earned during the three months ended March 31, 2008 and 2009 was $4.8 million and $1.8 million, respectively.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $9.1 million or 71.1% from $12.6 million for the three months ended March 31, 2008 compared to $21.7 million for the three months ended March 31, 2009. The loss ratio for the segment increased for the three months ended March 31, 2009 to 64.5% from 59.0% for the three months ended March 31, 2008. The increase in the loss and loss adjustment ratio resulted primarily from an increase in the Company’s actuarially projected ultimate losses based on the Company’s loss experience.

Acquisition Costs and Other Underwriting Expenses.  Acquisition Costs and Other Underwriting Expenses increased $0.6 million or 5.2% from $10.7 million for the three months ended March 31, 2008 to $11.3 million for the three months ended March 31, 2009. The expense ratio increased from 27.4% for the three months ended March 31, 2008 to 27.8% for the three months ended March 31, 2009. The increase in expense ratio resulted primarily from higher other underwriting expenses.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio were $2.4 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease of $0.5 million resulted primarily from an increase to the loss ratio.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $64.7 million and $58.1 million in the three months ended March 31, 2009 and 2008, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of these exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
($ amounts in thousands)	2009	2008
Cash and cash equivalents provided by (used in):
Operating activities	$75,477	$44,797
Investing activities	(51,437)	129,385
Financing activities	(47,970)	(155,934)

Net cash provided by operating activities for the three months ended March 31, 2009 increased compared to cash provided by operating activities in the three months ended March 31, 2008, primarily because an increase in gross written premium offset by an increase in claims paid during the three months ended March 31, 2009.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the three months ended March 31, 2009, the Company’s net purchases of fixed securities totaled $46.1 million and net purchases of equity securities totaled $1.6 million. For the three months ended March 31, 2008, the Company’s net sales of fixed income securities totaled $139.5 million and net sales of equity securities totaled $10.8 million.

Cash used in financing activities for the three months ended March 31, 2009 consisted of purchases of $36.1 million of securities sold under agreements to repurchase and dividend payments of $3.0 million.  Cash used in financing activities for the three months ended March 31, 2008 consisted of purchases of $153.8 million of securities sold under agreements to repurchase and dividend payments of $2.4 million.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments, which began on September 3, 2008 of $3.3 million and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” and had a margin rate of 185 basis points and was 3.07% as of March 31, 2009. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain debt to equity ratio of 0.35 to 1 or less. The Company incurred financing fees of $0.1 million related to the agreement.  The Company reduced the outstanding balance on the note during the three months ended March 31, 2009 from $33.3 million to $30 million.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company entered into a promissory note with Unitrin in the amount of $30 million. The note bears no interest rate and requires four annual principal payments of $7.5 million beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3.2 million based on current interest rates available to the Company. Accordingly, the note’s carrying balance was adjusted to $26.8 million at inception. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company. The Company recorded $0.3 million of interest expense during the three months ended March 31, 2009 and the note’s carrying value at March 31, 2009 was $27.8 million.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line is used for collateral for letters of credit. The line will expire on June 30, 2009. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points.  As of March 31, 2009 there was no outstanding balance on the line of credit. At March 31, 2009, The Company had outstanding letters of credit in place for $24.1 million that reduced the availability on the line of credit to $0.9 million as of March 31, 2009.  The Company currently is negotiating to replace its existing line of credit.  The Company does not believe its liquidity or borrowing rate will be materially impacted.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of March 31, 2009, there were $248.4 million principal amount outstanding at interest rates between 0.85% and 1.00%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2009 was $0.7 million of which $0.3 million was accrued as of March 31, 2009. The Company has approximately $255.0 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance lends to AII from time to time the amount of the obligations of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed the amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing   security for its proportionate share of the obligations as contemplated by the Maiden Quota Share agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of March 31, 2009.

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

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements.  We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.  The agreements cover losses in excess of $500 through December 31, 2004, $600 effective January 1, 2005 and $1,000 effective January 1, 2006, per occurrence up to a maximum $130,000 ($80,000 prior to 2004) in losses per occurrence.  Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. Beginning with policies effective January 1, 2006, the Company retains the first $1,000 per occurrence.

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

During 2008, TIC acted as servicing carrier on behalf of workers’ compensation assigned risk plans in the states of Arkansas, Illinois, Indiana, Georgia and Virginia. In 2007, TIC acted as servicing carrier on behalf of both the Georgia and Virginia Workers’ Compensation Assigned Risk Plans. In 2006, TIC was a servicing carrier only for the Georgia Assigned Risk Plan. In its role as a serving carrier TIC issues and services certain workers compensation policies to Georgia and Virginia insureds. Those policies are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”).

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

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into the Maiden Quota Share by which (a) AII retrocedes to Maiden Insurance an amount equal to essentially 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and essentially 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to the Company’s then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that the AII receives a ceding commission of 31% of ceded written premiums. The Maiden Quota Share agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the master agreement was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure Retail Commercial Package Business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded 100% of the unearned premium related to in-force Retail Commercial Package Business and losses related thereto at the acquisition date and 40% the Company’s net written premium and losses on Retail Commercial Package Business written or renewed on or after the effective date. The $2,000 maximum liability for a single loss provided in the Maiden Quota Share, which has subsequently been eliminated, was not be applicable to Retail Commercial Package Business. AmTrust receives a ceding commission of 34.375% for Retail Commercial Package Business.

As part of the acquisition of Associated, the Company acquired reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999 the American Home reinsurance covered losses in excess of $250 per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $150 in excess of $100. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a policy that was in effect in 2001, the retention was $100 per occurrence. Effective January 1, 2002 American Home increased its attachment was $250 per occurrence. The excess of loss treaty that had an attachment of $250 was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $250 per occurrence.

In October 2006, the Company entered into a quota-share reinsurance agreement with 5 syndicate members of Lloyd’s of London who collectively reinsured 10% in 2008 of a particular specialty risk and extended warranty program.

Since January 1, 2003, the Company has had variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our specialty risk and extended warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our specialty risk and extended warranty insurance worldwide. However, we do not cede to Munich Re the majority of our U.S. specialty risks and extended warranty business.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, decreased $4.8 million or 0.4% to $1,343.2 million at March 31, 2009 from $1,348.0 million as of December 31, 2008 (excluding $12.6 million and $13.5 million of other investments, respectively). A majority of our fixed maturities are classified as available for sale (95%) as of March 31, 2009, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value.  The remainder of our fixed maturities are classified as held to maturity (5%) and their carrying values are not impacted by changing interest rates. Our fixed maturity securities, gross, as of this date had a fair value of $966.4 million and an amortized cost of $1,055.3 million. Our equity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities, gross, carried at fair value were $25.7 million with a cost of $82.8 million as of March 31, 2009. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	March 31, 2009		December 31, 2008
($ amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$165,287	12.3%	$192,053	14.2%
Time and short-term deposits	187,512	14.0	167,845	12.5
U.S. treasury securities	18,653	1.4	17,851	1.3
U.S. government agencies	13,120	1.0	21,434	1.6
U.S. Agency – Mortgage backed securities	312,246	23.2	286,795	21.3
U.S. Agency – Commercial mortgage obligations	187,405	14.0	205,610	15.3
Municipals	46,833	3.5	45,208	3.4
Commercial mortgage back securities	3,371	0.3	3,390	0.2
Asset backed securities	4,068	0.3	5,068	0.4
Corporate bonds	379,016	28.2	373,901	27.7
Preferred stocks	2,503	0.2	5,315	0.4
Common stocks	23,184	1.7	23,513	1.7
	$1,343,198	100.0%	$1,347,983	100.0%

As of March 31, 2009, the weighted average duration of our fixed income securities was 4.9 years and had a yield of 4.45%.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment.  The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments.  Some of the criteria the Company considers include:

▪	how long and by how much the fair value of the security has been below its amortized cost;
▪	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
▪	the intent and ability to keep the security for a sufficient time period for it to recover its value;
▪	any downgrades of the security by a rating agency as well as an entire industry sector or sub-sector;
▪	any reduction or elimination of dividends, or nonpayment of scheduled interest payments; and
▪	the occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 25% of cost basis.

During the three months ended March 31, 2009, based on the criteria above, we determined that one security was other-than-temporarily-impaired.  The impairment charges of our fixed-maturities and equity securities for the three months ended March 31, 2009 and 2008 are presented in the table below:

($ amounts in thousands)	2009	2008
Equity securities	$1,427	$742
Fixed maturity securities	—	—
	$1,427	$742

In addition to the other than temporary impairment of $1.4 million recorded during the three months ended March 31, 2009, at March 31, 2009, the Company had $58.0 million of gross unrealized losses related to marketable equity securities. The Company’s investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common stocks, 36 equity securities comprised $53 million, or 92.6% of the unrealized loss. 12 securities in the consumer products sector represent approximately 22.5% of the total fair value and 32.5% of the Company’s unrealized loss. 7 securities in the financial sector represent approximately 16.4% of the total fair value and 11.2% of the Company’s total unrealized losses and 13 common stocks in the health care, industrial and technology sectors which have fair values of approximately 29.0%, 10.4% and 7.4%, respectively, and approximately 15.0%, 16.8% and 15.0%, respectively, of the Company’s unrealized losses. Additionally, the Company owns 4 stocks in other sectors which accounts for 2.1% of the Company’s unrealized losses.  The duration of these impairments ranges from 2 to 21 months. The remaining securities in a loss position are not considered individually significant and accounted for 7.4% of the Company’s unrealized losses. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

At March 31, 2009, the Company had $111.1 million of gross unrealized losses related to available-for-sale fixed income securities as of March 31, 2009. Corporate bonds represent 39% of the fair value of our fixed maturities and 96% of the total unrealized losses of our fixed maturities. The Company owns 215 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 13%, 25% and 1%, respectively, and 16%, 80% and 0% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance brokers, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.  See “—Reinsurance.”

Interest Rate Risk. We had fixed maturity securities (excluding $187.5 million of time and short-term deposits) with a fair value of $966.4 million and a carrying value of $964.7 million as of March 31, 2009 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity.  Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity.  However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of March 31, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$920,420	$(46,012)	$—	$(42,941)	(10.7)%
100 basis point increase	942,090	(24,350)	—	(22,642)	(5.6)
No change	966,440	—	964,714	—	—
100 basis point decrease	990,685	24,245	—	22,476	5.6
200 basis point decrease	1,017,072	50,632	—	46,912	11.7

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $1.5 million after tax realized currency loss based on our outstanding foreign denominated reserves of $47.5 million at March 31, 2009.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2009, the equity securities in our investment portfolio had a fair value of $26.5 million, representing approximately nine percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2009. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	($ in thousands)
5% increase	$26,971	$1,284		$1,284	0.2%
No change	25,687		$25,687
5% decrease	24,403	(1,284)		(1,284)	(0.2)%

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

PART II - OTHER INFORMATION

Item 6.   Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2009.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2009.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: May 11, 2009	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer