Form 10-Q
period 2009-06-30
Amtrust Financial Services, Inc.
filed 2009-08-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐   No ☒

As of July 31, 2009, the Registrant had one class of Common Stock ($.01 par value), of which 59,344,936 shares were issued and outstanding.

INDEX

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(Unaudited)
(in thousands, except per share data)	June 30, 2009	December 31, 2008
ASSETS
Fixed maturities, held-to-maturity, at amortized cost (fair value $-; $50,242)	$—	$48,881
Fixed maturities, available-for-sale, at market value (amortized cost $952,502; $988,779)	912,513	910,376
Equity securities, available-for-sale, at market value (cost $72,034; $84,090)	38,343	28,828
Short-term investments	189,088	167,845
Other investments	13,017	13,457
Total investments	1,152,961	1,169,387
Cash and cash equivalents	257,872	192,053
Funds held with reinsurance companies	110	110
Accrued interest and dividends	6,731	9,028
Premiums receivable, net	383,736	419,577
Note receivable – related party	22,026	21,591
Reinsurance recoverable	345,604	363,608
Reinsurance recoverable – related party	265,989	221,214
Prepaid reinsurance premium	135,668	128,519
Prepaid reinsurance premium – related party	235,852	243,511
Federal income tax receivable	4,529	4,667
Prepaid expenses and other assets	64,371	72,221
Deferred policy acquisition costs	137,481	103,965
Deferred income taxes	49,793	76,910
Property and equipment, net	14,413	15,107
Goodwill	51,468	49,794
Intangible assets	51,254	52,631
Total assets	$3,179,858	$3,143,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,057,646	$1,014,059
Unearned premiums	767,842	759,915
Ceded reinsurance premiums payable	50,696	59,990
Ceded reinsurance premium payable – related party	89,624	102,907
Reinsurance payable on paid losses	4,780	8,820
Funds held under reinsurance treaties	305	228
Securities sold but not yet purchased, at market value	15,486	22,608
Securities sold under agreements to repurchase, at contract value	230,605	284,492
Accrued expenses and other current liabilities	144,688	144,304
Derivatives liabilities	2,320	1,439
Note payable – related party	167,975	167,975
Non interest bearing note – net of unamortized discount of ($1,843) and ($2,439)	20,657	27,561
Term loan	26,667	33,333
Junior subordinated debt	123,714	123,714
Total liabilities	2,703,005	2,751,345
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,158 and 84,146 issued as of June 30, 2009 and December 31, 2008, respectively; 59,343 and 60,033 outstanding as of June 30, 2009 and December 31, 2008, respectively	842	842
Preferred stock, $.01 par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	541,328	539,421
Treasury stock at cost; 24,815 shares and 24,113 shares as of June 30, 2009 and December 31, 2008, respectively	(300,295)	(294,803)
Accumulated other comprehensive income (loss)	(62,288)	(105,815)
Retained earnings	297,266	252,903
Total stockholders’ equity	476,853	392,548
Total liabilities and stockholders’ equity	$3,179,858	$3,143,893

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Premium income:
Net premium written	$137,120	$132,057	$273,299	$249,499
Change in unearned premium	(317)	(16,112)	(4,073)	(36,141)
Net premium earned	136,803	115,945	269,226	213,358
Ceding commission – primarily related party	32,278	37,209	59,869	58,084
Commission and fee income	7,607	8,375	15,061	14,662
Net investment income	13,582	14,190	27,171	27,721
Net realized gain (loss) on investments	(7,709)	(2,135)	(16,947)	(7,355)
Other investment loss on managed assets	—	—	—	(2,900)
Total revenues	182,561	173,584	354,380	303,570
Expenses:
Loss and loss adjustment expense	76,585	74,134	151,500	129,299
Acquisition costs and other underwriting expenses	64,587	57,824	122,741	98,701
Other expense	5,774	2,504	10,968	7,298
Total expenses	146,946	134,462	285,209	235,298
Operating income from continuing operations	35,615	39,122	69,171	68,272
Other income (expenses):
Foreign currency gain (loss)	611	(15)	644	144
Interest expense	(4,007)	(5,541)	(8,178)	(8,170)
Total other expenses	(3,396)	(5,556)	(7,534)	(8,026)
Income from continuing operations before provision for income taxes and minority interest	32,219	33,566	61,637	60,246
Provision for income taxes	5,448	7,216	10,704	14,533
Minority interest in net income of subsidiary	—	—	-	(2,900)
Net income	26,771	26,350	50,933	48,613

Basic earnings per common share	$0.45	$0.44	$0.86	$0.81
Diluted earnings per common share	$0.45	$0.43	$0.85	$0.80
Dividends declared per common share	$0.06	$0.04	$0.11	$0.08

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Realized Gain (Loss) on Investments:
Total other-than-temporary impairment losses	$(10,786)	$(7,230)	$(12,213)	$(7,972)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(10,786)	(7,230)	(12,213)	(7,972)
Other net realized gain (loss) on investments	3,077	5,095	(4,734)	617
Net realized investment gain (loss)	$(7,709)	$(2,135)	$(16,947)	$(7,355)

See accompanying notes to unaudited  condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$50,933	$48,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,415	3,736
Realized loss (gain) marketable securities	4,734	(616)
Non-cash write-down of marketable securities	12,213	7,971
Discount on notes payable	596	101
Stock compensation expense	1,812	1,495
Bad debt expense	1,951	1,237
Foreign currency (gain)	(644)	(144)
Changes in assets - (increase) decrease:
Premium and notes receivable	33,890	(91,137)
Reinsurance recoverable	18,004	(6,869)
Reinsurance recoverable – related party	(44,775)	(64,889)
Deferred policy acquisition costs, net	(33,516)	(9,950)
Prepaid reinsurance premiums	(7,149)	(34,502)
Prepaid reinsurance premiums – related party	7,659	(111,583)
Prepaid expenses and other assets	9,850	(4,591)
Deferred tax asset	27,117	(11,738)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	(9,294)	(55,555)
Reinsurance premium payable – related party	(13,283)	(28,436)
Loss and loss expense reserve	43,587	47,631
Unearned premiums	7,927	184,553
Funds held under reinsurance treaties	77	50,804
Accrued expenses and other current liabilities	(3,270)	(3,981)
Net cash provided by operating activities	112,834	90,132
Cash flows from investing activities:
Net sales (purchases) of securities with fixed maturities	36,935	(237,556)
Net (purchases) sales of equity securities	(4,615)	14,234
Net sales of other investments	441	12,680
Note receivable - related party	-	(2,000)
Acquisition of subsidiary, net of cash obtained	-	(55,883)
Acquisition of renewal rights and goodwill	(910)	(963)
Purchase of property and equipment	(1,833)	(1,214)
Net cash provided by (used in) investing activities	30,018	(270,702)
Cash flows from financing activities:
Repurchase agreements, net	(53,887)	185,909
Term loan borrowing	-	40,000
Term loan payment	(6,666)	-
Non-interest bearing note payment	(7,500)	-
Debt financing fees	-	(52)
Repurchase of common stock	(5,492)	-
Stock option exercise	95	307
Dividends distributed on common stock	(5,970)	(4,800)
Net cash (used in) provided by financing activities	(79,420)	221,364
Effect of exchange rate changes on cash	2,387	4,955
Net increase in cash and cash equivalents	65,819	45,749
Cash and cash equivalents, beginning of the period	192,053	145,337
Cash and cash equivalents, end of the period	$257,872	$191,086
Supplemental Cash Flow Information:
Income tax payments	$9,098	$18,125
Interest payments on debt	8,296	7,125

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

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.   To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the changes in presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to us.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 will serve as the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles.  Accordingly, all other accounting literature not included is considered non-authoritative.  SFAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009.  The Company does not expect that the adoption of SFAS 168 will impact the Company’s results of operations, financial position or liquidity.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets.  SFAS 166 is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the provisions of SFAS 166 will have a material effect on its results of operations, financial position or liquidity.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends FIN 46(R) to require an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  SFAS 167 also requires an entity to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  SFAS 167 amends FIN 46(R) to require additional disclosures about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.  SFAS 167 is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the provisions of SFAS 167 will have a material effect on its results of operations, financial position or liquidity.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ended after June 15, 2009.  The adoption of SFAS 165 on June 30, 2009 had no effect on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”).  FSP 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery.  Additionally, FSP 115-2 changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis.  For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income.  FSP 115-2 also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement.

In addition to the changes in measurement and presentation, FSP 115-2 is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods.

The provisions of FSP 115-2 are effective for interim periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The Company adopted FSP 115-2 on April 1, 2009.  The adoption did not have a material impact on its financial condition or results of operations.

            In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”).   FSP 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157,   Fair Value Measurements (“SFAS 157”), when there has been a significant decrease in the volume and level of activity for an asset or liability.  FSP 157-4 does not change the measurement objective of SFAS 157 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

FSP 157-4 requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, FSP 157-4 requires that the presentation of the fair value hierarchy be presented by major security type as described in FASB Statement No. 115,   Accounting for Certain Investments in Debt and Equity Securities   (as amended by FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ).

The provisions of FSP 157-4 are effective for interim periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The Company adopted FSP 157-4 on April 1, 2009 and the adoption did not have a material effect on its results of operations, financial position or liquidity.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).   FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP 107-1 and APB 28-1 are effective for periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The adoption of the FSP 107-1 did not have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FSP No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” This FSP is effective for financial statements issued for fiscal years which began after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively.  FSP 03-6-1 did not have a material impact on the Company’s financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewals or extensions used in estimating the useful life of a recognized intangible asset under Statement No. 142, “ Goodwill and Other intangible Assets ” (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years which began after December 15, 2008. The measurement provisions of this standard applies only to intangible assets of the Company acquired after the effective date.  FSP 142-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods which began after November 15, 2008.  SFAS 161 did not have a material impact   on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. (“SFAS 160”) SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated statements. SFAS 160 became effective on a prospective basis beginning January 1, 2009, except for presentation and disclosure requirements which are applied on a retrospective basis for all periods presented.  SFAS 160 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.   SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Pursuant to FASB FSP 157-2, issued in February, 2008, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), SFAS 157 became effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The Company applied the provisions of SFAS 157 to the nonfinancial assets, nonfinancial liabilities and reporting units within the scope of SFAS 157 on January 1, 2009.  The Company’s adoption of SFAS 157 did not materially impact the fair values of its nonfinancial assets, nonfinancial liabilities and reporting units within the scope of this FSP.

3.	Investments

  (a) Available-for-Sale Securities

The original cost, estimated fair value and gross unrealized appreciation and depreciation of available-for-sale securities as of June 30, 2009, are presented in the table below:

(Amounts in thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$5,266	$-	$(1,803)	$3,463
Common stock	66,768	1,721	(33,609)	34,880
U.S. treasury securities	14,738	529	(59)	15,208
U.S. government agencies	7,693	606	-	8,299
Municipal bonds	27,835	851	(415)	28,271
Corporate bonds:
Finance	321,895	1,873	(46,868)	276,900
Industrial	115,591	4,110	(12,826)	106,875
Utilities	11,839	773	(446)	12,166
Commercial mortgage backed securities	3,504	4	(146)	3,362
Residential mortgage backed securities:
Agency backed	445,650	13,600	(1,502)	457,748
Non-agency backed	35	-	(15)	20
Asset-backed securities	3,722	120	(178)	3,664
	$1,024,536	$24,187	$(97,867)	$950,856

 During the three months ended June 30, 2009, the Company disposed of a portion of its fixed maturities classified as held to maturity.  As such, the Company assessed the appropriateness of its remaining fixed maturity portfolio classified as held to maturity.  The Company determined that all remaining fixed maturities should be classified as available for sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The effect of this one time reclassification increased the carrying value of the fixed maturities by approximately $1,000.

  (b) Investment Income

Net investment income for the three and six months ended June 30, 2009 and 2008 were derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Fixed maturities	$11,582	$12,183	$23,464	$23,066
Equity securities	163	274	351	805
Cash and cash equivalents	1,768	3,534	3,572	6,869
Loss on equity investment	(217)	(561)	(619)	(561)
Note receivable - related party	821	980	1,633	1,569
	14,117	16,410	28,401	31,748
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	535	2,220	1,230	4,027
	$13,582	$14,190	$27,171	$27,721

 (c) Other-Than-Temporary Impairment

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment.  The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments.  Some of the criteria the Company considers include:

▪	the current fair value compared to amortized cost;
▪	the length of time the security’s fair value has been below its amortized cost;
▪	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
▪
whether management intends to sell the security and, if not, whether it is not more than likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;

▪	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings; and
▪	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligation or the issuer seeking protection under bankruptcy laws.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments to be subject to impairment testing when an asset is in an unrealized loss position in excess of 25% of cost basis.

Based on recent guidance in FSP 115-2 “Recognition and Presentation of Other-Than-Temporary-Impairments” in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors.  The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an Other Than Temporary Impairment (“OTTI”) with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax.  OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment.  The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.  OTTI charges of our fixed-maturities and equity securities for the three months and six months ended June 30, 2009 and 2008 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Equity securities	$8,761	$7,230	$10,188	$7,972
Fixed maturities	2,025	-	2,025	-
	$10,786	$7,230	$12,213	$7,972

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2009:

	Less Than 12 Months			12 Months or More			Total
(Amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses

Common and preferred stock	$8,368	$(5,608)	58	$21,571	$(29,804)	301	$29,939	$(35,412)
U.S. treasury securities	1,012	(59)	3	—	—	—	1,012	(59)
U.S. government agencies	—	—	—	—	—	—	—	—
Municipal bonds	13,082	(333)	5	1,860	(82)	2	14,942	(415)
Corporate bonds:
Finance	29,953	(1,337)	22	176,914	(45,531)	54	206,867	(46,868)
Industrial	13,658	(3,963)	15	30,807	(8,863)	16	44,465	(12,826)
Utilities	—	—	—	2,642	(446)	3	2,642	(446)
Commercial mortgage backed securities	—	—	—	2,469	(146)	5	2,469	(146)
Residential mortgage backed securities:
Agency backed	5,639	(45)	1	164,170	(1,457)	23	169,809	(1,502)
Non-agency backed	—	—	—	20	(15)	1	20	(15)
Asset-backed securities	—	—	—	176	(178)	1	176	(178)
Total temporarily impaired	$71,712	$(11,345)	104	$400,629	$(86,522)	406	$472,341	$(97,867)

There are 510 securities at June 30, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps, Credit Default Swaps and Contracts for Differences as of June 30, 2009:

	Remaining Life of Notional Amount (1)
(Amounts in thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$26,667	$—	$—	$26,667
Credit default swaps	—	12,000	—	—	12,000
Contracts for differences	—	—	2,066	—	2,066
	$—	$38,667	$2,066	$—	$40,733

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

The Company records changes in valuation on its derivative positions as a component of net realized gains and losses.  The Company records changes in valuation on its interest rate swap related to its term loan (See “Note 5. Debt”) as a component of interest expense.

 (e) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of June 30, 2009 was $14,120 for corporate bonds and $1,366 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at June 30, 2009. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of June 30, 2009, there were $230,605 principal amount outstanding at interest rates between 0.40% and 0.60%.  Interest expense associated with these repurchase agreements for the three months ended June 30, 2009 and 2008 was $535 and $2,219, respectively, of which $38 was accrued as of June 30, 2009.  Interest expense associated with the repurchase agreements for the six months ended June 30, 2009 and 2008 was $1,230 and $4,004, respectively.  The Company has approximately $235,000 of collateral pledged in support of these agreements.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from nationally recognized third-party pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value.  This pricing method is used, primarily, for fixed maturities. The fair value estimates provided by the pricing service are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered to not represent fair value. If quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on dealer quotations of the bid price for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy.

Fixed Maturities.  The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated it will produce an estimate of fair value only if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities. While virtually all of the Company’s fixed maturities are included in Level 1 or Level 2, the Company holds a small percentage, approximately 0.6%, of investments which were not valued by a pricing service. Typically, the Company estimates the fair value of these fixed maturities using a pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of unobservable market information, the Company includes the fair value estimates for these investments in Level 3. At June, 30, 2009 the Company held certain fixed maturity investments, which included corporate and bank debt, that were not suitable for matrix pricing. For these assets, a quote is obtained from a market maker broker. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equity Securities.  For public common and preferred stocks, the Company receives estimates from a pricing service that are based on observable market transactions and includes these estimates in Level 1 hierarchy.

Other Investments.  The Company has approximately 1% of its investment portfolio, in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

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

▪
Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and

▪
Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.

The Company estimates fair value using information provided by the portfolio manager for IS and CDS and the counterparty for CFD and classifies derivatives as Level 3 hierarchy.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2009:

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Fixed securities	$912,514	$15,208	$891,566	$5,740
Equity securities	38,343	38,343	-	-
Other investments	13,017	-	-	13,017
	$963,874	$53,551	$891,566	$18,757
Liabilities:
Securities sold but not yet purchased, market	$15,486	$1,366	$14,120	$-
Securities sold under agreements to repurchase, at contract value	230,605	-	230,605	-
Derivatives	2,320	-	-	2,320
	$248,411	$1,366	$244,725	$2,320

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2009:

(Amounts in thousands)	Assets	Liabilities	Total
Three months ended June 30, 2009:
Beginning balance as of April 1, 2009	$19,145	$(982)	$18,163
Total net losses for the quarter included in:
Net income	15	(139)	(124)
Other comprehensive loss	-	-	-
Purchases, sales, issuances and settlements, net	(403)	(1,199)	(1,602)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of June 30, 2009	$18,757	$(2,320)	$16,437

(Amounts in thousands)	Assets	Liabilities	Total
Six months ended June 30, 2009:
Beginning balance as of January 1, 2009	$21,352	$(1,439)	$19,913
Total net losses for the quarter included in:
Net income	(39)	(123)	(162)
Other comprehensive loss	-	-	-
Purchases, sales, issuances and settlements, net	(2,556)	(758)	(3,314)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of June 30, 2009	$18,757	$(2,320)	$16,437

5.	Debt

Junior Subordinated Debt

The Company established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. As a result of FIN 46, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. The equity investment, totaling $3,714 as of June 30, 2009 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity.  The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of June 30, 2009:

(Amounts in thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	%(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary.

The Company recorded $2,552 and $2,530 of interest expense for the three months ended June 30, 2009 and 2008, respectively, and $5,104 and $5,060 of interest expense for the six months ended June 30, 2009 and 2008, respectively, related to these trust preferred securities.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of the loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which was 185 basis points. As of June 30, 2009 the interest rate was 2.45%. The Company recorded $385 and $151 of interest expense for the three months ended June 30, 2009 and 2008, respectively, and $842 and $151 of interest expense for the six months ended June 30, 2009 and 2008, respectively. The Company can prepay any amount after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from variable to fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points or 5.32% and receives a variable rate in return based on LIBOR plus a margin rate, which was 185 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest expense of $164 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $439 and $0 for the six months ended June 30, 2009 and 2008 related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012, the first of which was paid in 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012.  Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances involving default of payment or change of control of the Company. The Company included $283 and $101 of amortized discount on the note in its results of operations for the three months ended June 30, 2009 and 2008, respectively and $596 and $101 for the six months ended June 30, 2009 and 2008, respectively. The note’s carrying value at June 30, 2009 was $20,657.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line is being used for collateral for letters of credit.  On June 30, 2009, the Company amended this agreement, whereby, the line increased in the aggregate amount to $30,000 and its term was extended to June 30, 2010.  The Company incurred fees of $30 for this amendment.  Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of June 30, 2009 there was no outstanding balance on the line of credit. The Company has outstanding letters of credit in place at June 30, 2009 for $24,075 that reduced the availability on the line of credit to $5,925 as of June 30, 2009.

Maturities of Debt

Maturities of the Company’s debt for the remainder of 2009 and future periods are as follows:

(Amounts in thousands)	2009	2010	2011	2012	2013	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	6,667	13,333	6,667	—	—	—
Promissory note	—	6,258	7,037	7,362	—	—
Total	$6,667	$19,591	$13,704	$7,362	$—	$123,714

6.            Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Policy acquisition expenses	$34,776	$24,678	$64,024	$43,677
Salaries and benefits	20,660	17,602	39,941	29,646
Other insurance general and administrative expense	9,151	15,544	18,776	25,378
	$64,587	$57,824	$122,741	$98,701

7.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Net income available to common shareholders	$26,771	$26,350	$50,933	$48,613

Weighted average number of common shares outstanding – basic	59,338	59,989	59,551	59,979
Potentially dilutive shares:
Dilutive shares from stock-based compensation	397	1,012	312	981
Weighted average number of common shares outstanding – dilutive	59,735	61,001	59,863	60,960

Basic earnings per common share	$0.45	$0.44	$0.86	$0.81

Diluted earnings per common share	$0.45	$0.43	$0.85	$0.80

As of June 30, 2009, there were approximately 1,345 of anti-dilutive securities excluded from diluted earnings per share.

During the three months ended March 31, 2009, the Company repurchased approximately 702 of its common shares for approximately $5,492. The effect of the purchase, reduced the weighted average shares outstanding by approximately 310 shares for the six months ended June 30, 2009.

8.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The Company recognizes compensation expense under SFAS No. 123(R) “Share-Based Payment” for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. SFAS 123(R)’s fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $1,141 and $737 related to stock options for the three months ended June 30, 2009 and 2008, respectively and $1,812 and $1,495 for the six months ended June 30, 2009 and 2008, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the six months ended June 30, 2009 and 2008:

	2009		2008
(Amounts in thousands except per share)	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	3,728	$7.00-15.02	3,126	$7.00-14.55
Granted	423	8.99-11.40	50	15.02
Exercised	(13)	7.50	(41)	7.50
Cancelled or terminated	(86)	7.50-14.55	(15)	7.50
Outstanding end of period	4,052	$7.00-15.02	3,120	$7.00-15.02

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $2.94 and $4.84, respectively. As of June 30, 2009 there was approximately $6,127 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Net income	$26,771	$26,350	$50,933	$48,613
Unrealized holding gain (loss)	40,967	(13,329)	25,997	(30,416)
Reclassification adjustment	5,993	8,367	14,407	8,232
Foreign currency translation	3,963	(268)	3,123	620
Comprehensive income (loss)	$77,694	$21,120	$94,460	27,049

10.	Income Taxes

Income tax expense (benefit) for the three months ended June 30, 2009 and 2008 was $5,448 and $7,216, respectively, and $10,704 and $14,533 for the six months ended June 30, 2009 and 2008, respectively.  The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Income from continuing operations before provision for income taxes and minority interest	$32,219	$33,566	$61,637	$60,246
Less: minority interest	—	—	—	(2,900)
Income from continuing operations after minority interest before provision for income taxes	$32,219	$33,566	$61,637	$63,146

Income taxes at statutory rates	$11,277	$11,714	$21,573	$22,101
Effect of income not subject to U.S. taxation	(4,675)	(4,876)	(9,888)	(7,868)
Other, net	(1,154)	378	(981)	300
Provision for income taxes as shown on the consolidated statements of earnings	$5,448	$7,216	$10,704	$14,533
GAAP effective tax rate	16.9%	21.5%	17.4%	23.0%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statute of limitation is open for tax years ended December 31, 2004 and forward. At June 30, 2009, the Company has approximately $1,520 of accrued interest and penalties related to FIN 48 unrecognized tax benefits.

During 2007, the Company, while performing a review of the income tax return filed with the Internal Revenue Service (“IRS”) for calendar year ending December 31, 2006, determined an issue existed per FIN 48 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $942 (including $125 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements.

During 2006, the IRS completed an audit of the Company’s subsidiaries, Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”), which the Company acquired in 2007.  For Associated’s 2002 and 2003 consolidated federal income tax returns, the field examiner indicated Associated underpaid their liability by approximately $3,200. In addition, interest and penalties of $600 were assessed.  During 2006, management of Associated accrued a liability for its best estimate of a settlement with the IRS. Although the predecessor management of Associated disagreed with the majority of the positions taken by the examiner and appealed the assessment, the Company has estimated the potential liability related to the audit to be $4,325 (including $1,395 for penalties and interest) and has reflected this position, per FIN 48 guidelines, in the consolidated financial statements. In October 2008, the appeals agent found in favor of Associated on substantially all issues and also agreed to abate all related penalties. The preliminary report and recommendation of settlement has been prepared by the appeals agent. The Company expects the IRS to issue their final settlement report and proposed adjustment of tax and interest due during the second half of 2009.  Additionally, during the second quarter 2008, AIIS received notification from the IRS indicating the 2006 consolidated federal tax return had been selected for audit.  The majority of the field work has been completed and responses for all initial information document requests have been provided to the examining agent.  The Company expects the agent to issue any proposed adjustments and related audit report during the second half of 2009.

11.	Related Party Transactions

Reinsurance Agreement

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq:MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. As of June 30, 2009, Michael Karfunkel owns or controls 15% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls 10.5% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls 5.7% of the issued and outstanding stock of Maiden.  Mr. Zyskind serves as the non-executive Chairman of the Board of Maiden’s Board of Directors.  Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

During the third quarter of 2007, the Company and Maiden entered into master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to the Company's then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeded $5,000 (“Covered Business”).

AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business.  In June 2008, AII, pursuant to the Maiden Quota Share, offered to cede to Maiden and Maiden agreed to assume 100% of unearned premium and losses related to in-force Retail Commercial Package Business assumed by the Company in connection with its acquisition of UBI, the commercial package business of Unitrin, Inc. (“Unitrin”) from a subsidiary of Unitrin and 40% of prospective net premium written and losses related to Retail Commercial Package Business.  In September 2008, AII, pursuant to the Maiden Quota Share, offered to cede and Maiden Insurance agreed to assume 40% of the net premium written and losses with respect to certain business written by AmTrust’s Irish insurance subsidiary, AIU, for which AIU retains in excess of $5,000 per loss (“Excess Retention Business”).

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business and the AIU Excess Retention Business and 34.375% with respect to Retail Commercial Package Business. The Maiden Quota Share has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

The following is the effect on the Company’s balance sheet as of June 30, 2009 and December 31, 2008 and the results of operations for the three and six months ended December 31, 2009 and 2008 related to the Maiden Quota Share agreement:

(Amounts in thousands)	As of June 30, 2009	As of December 31, 2008
Assets and liabilities:
Reinsurance recoverable	$265,989	221,214
Prepaid reinsurance premium	235,852	243,511
Ceded reinsurance premiums payable	(89,624)	(102,907)
Note payable	(167,975)	(167,975)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Results of operations:
Premium written - ceded	$(90,079)	$(168,069)	$(177,559)	$(251,017)
Change in unearned premium - ceded	2,218	91,824	(4,753)	110,983
Earned premium - ceded	$(87,861)	$(76,245)	$(182,312)	$(140,034)

Ceding commission on premium written	$27,570	$54,753	$55,123	$80,745
Ceding commission – deferred	3,960	(19,531)	3,525	(25,339)
Ceding commission - earned	$31,530	$35,222	$58,648	$55,406

Incurred loss and loss adjustment expense - ceded	$66,908	$48,528	$138,113	$90,000
Interest expense	554	2,695	1,124	2,695

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers, domiciled in the U.S., AII currently has outstanding a collateral loan issued to Maiden Insurance in the amount of $167,975 (See Note Payable - Collateral for Proportionate Share of Reinsurance Obligation).  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries.  The amount of this collateral as of June 30, 2009 was $155,994. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $1,096 and $2,101 of brokerage commission during the three months ended June 30, 2009 and 2008, respectively and $2,229 and $3,138 during the six months ended June 30, 2009 and 2008, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, AmTrust earned an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee was reduced to 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company recorded approximately $618 and $460 of investment management fees for the three months ended June 30, 2009 and 2008, respectively and $1,215 and $960 for the six months ended June 30, 2009 and 2008, respectively.

Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to the amount required to reimburse AmTrust for its costs plus 8%.  As a result of this agreement, the Company recorded approximately $182 and $382 for the three months ended June 30, 2009 and 2008, respectively, and $335 and $498 for the six months ended June 30, 2009 and 2008, respectively.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations.  The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of June 30, 2008. The Company recorded $554 and $2,695 of interest expense during the three months ended June 30, 2009 and 2008, respectively, and $1,124 and $2,695 during the six months ended June 30, 2009 and 2008, respectively.

Other Reinsurance Agreement

Effective January 1, 2008, Maiden became a participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provides coverage in the amount of $9,000 per occurrence in excess of $1,000, subject to an annual aggregate deductible of $1,250. Maiden, which is one of two participating reinsurers in the layer, has a 45% participation. Maiden participates in the first layer of the excess of loss program on the same market terms and conditions as the other participant.

Leap Tide Capital Management

Leap Tide Capital Management, Inc. (“LTCMI”), our wholly owned subsidiary, currently manages approximately $35,600 of our assets. LTCMI also serves as the Investment Manager of Leap Tide Partners, L.P., a domestic partnership and Leap Tide Offshore, Ltd., a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in a vehicle managed by LTCMI (the “Hedge Funds”). As of June 30, 2009, the current value of the invested funds in the Hedge Funds was less than $7,700.  The majority of funds invested in the Hedge Funds were provided by members of the Karfunkel family.  The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did not violate the Company’s Code of Business Conduct and Ethics. The management company earned approximately $0 and $37 of fees under the agreement during the three months ended June 30, 2009 and 2008, respectively and $0 and $80 during the six months ended June 30, 2009 and 2008.

Lease Agreements

In 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease whereby it increased its leased space to 14,807 square feet and extended the lease through December 31, 2017. The Company’s Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $159 and $134 for the lease for the three months ended June 30, 2009 and 2008, respectively and $325 and $217 for the six months ended June 30, 2009 and 2008, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel.  Effective May 1, 2009, the Company entered into an amended lease by which the Company increased its leased space to 7,156 square feet. The Company’s Audit Committee reviewed and approved the lease agreement. The Company paid approximately $50 and $31 for the lease for the three months ended June 30, 2009 and 2008, respectively and $91 and $62 for the six months ended June 30, 2009 and 2008, respectively.

Employment Relationship

Barry Karfunkel, was an analyst with a Company subsidiary through January 31, 2009, earned approximately $0 and $87 for the three months ended June 30, 2009 and 2008, respectively and $21 and $150 for the six months ended June 30, 2009 and 2008, respectively. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry Zyskind.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech.  Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross written premium of approximately $20,300 and $32,900 during the three months ended 2009 and 2008, respectively, and $43,300 and $50,600 during the six months ended June 30, 2009 and 2008. The Company recorded investment loss of approximately $217 and $561 from its equity investment for the three months ended June 30, 2009 and 2008, respectively and $619 and $561 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 the Company’s equity investment was approximately $1,491. Additionally in 2007, the Company provided Warrantech with $20,000 in funds in exchange for a senior secured note due January 31, 2012 in that principal amount (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of June 30, 2009 the carrying value of the note receivable was $22,026 (note receivable — related party).

12.	Acquisition

During the three months ended March 31, 2009, the Company, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL (“SARL”).  ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta SA, AmTrust Re (Luxembourg) 2007 SA and AmTrust Re SA, respectively.  The purchase price of ACHL was $20 which represented the capital of ACHL.  The acquisition allows the Company to obtain the benefit of the Captives’ utilization of their equalization reserves.  In accordance with SFAS No 141(R), the Company recorded approximately $12,500 of cash, $66,500 of receivables and $79,000 of loss reserves.  The results of operations have been included since acquisition date.

Additionally, the Captives had previously entered into a stop loss agreement with Imagine Insurance Company Limited (“Imagine”) by which Imagine agreed to cede certain losses to the Captives.  Concurrently, with the Company’s purchase of ACHL, the Company, through AII, entered into a novation agreement by which AII assumed all of Imagine’s rights and obligations under the stop loss agreement.

13.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

▪	Equity and fixed income investments: Fair value disclosures for investments are included in “Note 4— Fair Value of Financial Instruments.”;
▪	Premiums receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset;
▪
Subordinated debentures and debt: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

14.	Contingent Liabilities

The Company’s insurance subsidiaries and other operating subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and loss expense reserves. The Company’s management believes the resolution of those actions should not have a material adverse effect on the Company’s financial position or results of operations.

15.	Assets Under Management

In December 2006, the Company formed two, wholly-owned subsidiaries currently named Leap Tide Capital Management, Inc. (LTCMI) and Leap Tide Capital Management GP, LLC (LTCM GP). Concurrently with these formations, the Company also formed Leap Tide Partners, LP (LTP), a hedge fund limited partnership, for the purpose of managing the assets of its limited partners. LTCMI has a 1% ownership in LTP. LTCMI earns a management fee equal to 1% of the LTP’s assets. LTCMI also earns an incentive fee of 20% of the cumulative profits of the LTP. Through March 31, 2008 LTCMI, the general partner of LTP, consolidated LTP in accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” as the rights of the limited partners did not overcome the rights of the general partner. Effective April 1, 2008, the limited partnership agreement was amended such that a majority of the limited partners had the right to liquidate the limited partnership. In addition, the Company ceased being the managing member of LTCM GP. Due to this amendment, in accordance with EITF 04-05, the Company ceased to consolidate LTP as of April 1, 2008.

Through March 31, 2008, we allocated an equivalent portion of the limited partners’ income or loss to minority interest.  For the three and six months ended June 30, 2009 and 2008, LTP had an investment loss of $0 and $2,900, respectively and resulted in an allocation to minority interest of $0 and $2,900. The management companies earned approximately $0 and $37 of fees under the agreement during the three and months ended June 30, 2009 and 2008, respectively, and $0 and $80 during the six months ended June 30, 2009 and 2008, respectively.

16.	Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Interest expense and income taxes are allocated based on net written premium by segment. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, commission and fee revenue, investment income and other revenues, other underwriting expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.  The following tables summarize business segments for the three and six months ended June 30, 2009 and 2008.

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended June 30, 2009:
Gross written premium	$109,141	$92,635	$68,453	$—	$270,229

Net premium written	54,332	47,254	35,534	—	137,120
Change in unearned premium	7,165	(3,310)	(4,172)	—	(317)
Net premium earned	61,497	43,944	31,362	—	136,803

Ceding commission – primarily related party	17,091	6,175	9,012	—	32,278

Loss and loss adjustment expense	(37,090)	(19,525)	(19,970)	—	(76,585)
Acquisition costs and other underwriting expenses	(34,105)	(12,314)	(18,168)	—	(64,587)
	(71,195)	(31,839)	(38,138)	—	(141,172)

Underwriting income	7,393	18,280	2,236	—	27,909

Commission and fee income	3,207	2,547	—	1,853	7,607
Investment income and realized gain (loss)	2,969	1,664	1,240	—	5,873
Other expense	(2,356)	(1,974)	(1,444)	—	(5,774)
Interest expense	(1,604)	(1,390)	(1,013)	—	(4,007)
Foreign currency gain	—	611	—	—	611
Provision for income taxes	(1,621)	(3,343)	(171)	(313)	(5,448)
Net income	$7,988	$16,395	$848	$1,540	$26,771

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended June 30, 2008:
Gross written premium	$112,096	$127,308	$61,658	$—	$301,062

Net premium written	40,414	61,994	29,649	—	132,057
Change in unearned premium	2,218	(18,908)	578	—	(16,112)
Net premium earned	42,632	43,086	30,227	—	115,945

Ceding commission – primarily related party	20,255	8,051	8,903	—	37,209

Loss and loss adjustment expense	(24,772)	(29,876)	(19,486)	—	(74,134)
Acquisition costs and other underwriting expenses	(28,159)	(13,114)	(16,551)	—	(57,824)
	(52,931)	(42,990)	(36,037)	—	(131,958)

Underwriting income	9,956	8,147	3,093	—	21,196

Commission and fee income	4,578	769	—	3,028	8,375
Investment income and realized gain (loss)	5,208	4,315	2,532	—	12,055
Other expenses	(857)	207	(1,854)	—	(2,504)
Interest expense	(2,094)	(2,244)	(1,203)	—	(5,541)
Foreign currency gain	—	(15)	—	—	(15)
Provision for income taxes	(3,605)	(3,426)	483	(668)	(7,216)
Net income	$13,186	$7,753	$3,051	$2,360	$26,350

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Six months ended June 30, 2009:
Gross written premium	$236,611	$175,343	$125,802	$—	$537,756

Net premium written	124,791	85,513	62,995	—	273,299
Change in unearned premium	(5,203)	(894)	2,024	—	(4,073)
Net premium earned	119,588	84,619	65,019	—	269,226

Ceding commission – primarily related party	36,867	12,202	10,800	—	59,869

Loss and loss adjustment expense	(72,484)	(37,343)	(41,673)	—	(151,500)
Acquisition costs and other underwriting expenses	(68,259)	(25,017)	(29,465)	—	(122,741)
	(140,743)	(62,360)	(71,138)	—	(274,241)

Underwriting income	15,712	34,461	4,681	—	54,854

Commission and fee income	6,696	4,685	—	3,680	15,061
Investment income and realized gain (loss)	5,138	3,004	2,082	—	10,224
Other expenses	(5,017)	(3,401)	(2,550)	—	(10,968)
Interest expense	(3,741)	(2,536)	(1,901)	—	(8,178)
Foreign currency gain	—	644	—	—	644
Provision for income taxes	(3,262)	(6,401)	(402)	(639)	(10,704)
Net income	$15,526	$30,456	$1,910	$3,041	$50,933

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Six months ended June 30, 2008:
Gross written premium	$201,357	$215,077	$119,384	$—	$535,818

Net premium written	91,746	100,079	57,674	—	249,499
Change in unearned premium	(2,809)	(27,397)	(5,935)	—	(36,141)
Net premium earned	88,937	72,682	51,739	—	213,358

Ceding commission – primarily related party	32,855	11,482	13,747	—	58,084

Loss and loss adjustment expense	(49,339)	(47,790)	(32,170)	—	(129,299)
Acquisition costs and other underwriting expenses	(51,511)	(19,899)	(27,291)	—	(98,701)
	(100,850)	(67,689)	(59,461)	—	(228,000)

Underwriting income	20,942	16,475	6,025	—	43,442

Commission and fee income	7,337	2,565	—	4,760	14,662
Investment income, realized gain (loss) and loss on managed assets	9,511	6,898	3,957	(2,900)	17,466
Other expenses	(2,797)	(2,918)	(1,583)	—	(7,298)
Interest expense	(3,194)	(3,169)	(1,807)	—	(8,170)
Foreign currency gain	—	144	—	—	144
Provision for income taxes	(7,318)	(4,602)	(1,517)	(1,096)	(14,533)
Minority interest in net loss of subsidiary	—	—	—	2,900	2,900
Net income	$24,481	$15,393	$5,075	$3,664	$48,613

The following tables summarize business segments as follows as of June 30, 2009 and December 31, 2008:

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
As of June 30, 2009:
Fixed assets	$6,593	$4,469	$3,351	$—	$14,413
Goodwill and intangible assets	76,141	12,142	14,439	—	102,722
Total assets	1,724,346	940,131	515,381	—	3,179,858

As of December 31, 2008:
Fixed assets	$6,942	$5,528	$2,637	$—	$15,107
Goodwill and intangible assets	79,199	10,821	12,405	—	102,425
Total assets	1,718,020	933,035	492,838	—	3,143,893

17.	Subsequent Events

There were no subsequent events requiring adjustment to the financial statements or disclosure through August 10, 2009, the date that the Company’s financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statement

This Form 10-Q contains certain forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby.  These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company’s business activities and availability of funds.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  There can be no assurance that actual developments will be those anticipated by the Company.  Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations.  Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected is contained in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.  The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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
Specialty middle-market property and casualty insurance, through which we write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

     During the third quarter of 2008, the Company entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”) for the purpose of producing workers compensation premium. The agency writes premiums in the states of New York, Massachusetts and Texas.  This relationship produced approximately $8 million and $26 million of gross written premium during the three and six months ended June 30, 2009.

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”) whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies domiciled in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. Consideration paid for the transaction was approximately $88.5 million and consisted of cash of $61.2 million, a note payable of $26.8 million, assumed liabilities of $0.3 million and direct transaction costs of $0.2 million. The Company has recorded approximately $35.0 million of goodwill and $15.0 million of intangible assets related to customer relationships and licenses. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

The Company transacts business through eleven insurance company subsidiaries:

	Name	Location of Domicile
•	Technology Insurance Company, Inc. (“TIC”)	New Hampshire
•	Rochdale Insurance Company (“RIC”)	New York
•	Wesco Insurance Company (“WIC”)	Delaware
•	Associated Industries Insurance Company, Inc. (“AIIC”)	Florida
•	Milwaukee Casualty Insurance Co. (“MCIC”)	Wisconsin
•	Security National Insurance Company (“SNIC”)	Texas
•	AmTrust Insurance Company of Kansas, Inc. (“AICK”)	Kansas
•	Trinity Lloyd’s Insurance Company (“TLIC”)	Texas
•	AmTrust International Insurance Ltd. (“AII”)	Bermuda
•	AmTrust International Underwriters Limited (“AIU”)	Ireland
•	IGI Insurance Company, Ltd. (“IGI”)	England

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

We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our net income, return on average equity, and our loss, expense and combined ratios. The following descriptions provide further explanation of the key measures that we use to evaluate our results:

Gross Written Premium. Gross written premium represents estimated premiums from each insurance policy that we write, including as part of an assigned risk pool, during a reporting period based on the effective date of the individual policy. Certain policies that are underwritten by the Company are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

Net Premium Written. Net premium written is gross written premium less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Premium Earned. Net premium earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our small commercial business insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2008 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2008 and the other half in 2009. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 32 months, but range in duration from one month to 84 months.

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and loss adjustment expense incurred to net premiums earned.

Net Expense Ratio. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of policy acquisition expenses, salaries and benefits, and other insurance general and administrative expenses (acquisition costs and other underwriting expenses) less ceding commission to net premiums earned.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 24.4% and 26.0% for the three months ended June 30, 2009 and 2008, respectively and 23.4% and 24.2% for the six months ended June 30, 2009 and 2008, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 79.6% and 81.7% for the three months ended June 30, 2009 and 2008, respectively and 79.6% for both the six months ended June 30, 2009 and 2008.  The decrease in the combined ratio quarter over quarter resulted primarily from a reduction in loss and loss adjustment expenses in the Company’s specialty risk and extended warranty segment as the segment experienced improvement in loss development on acquired loss reserves in the second quarter of 2009.

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

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross written premium	$270,229	$301,062	$537,756	$535,818

Net premium written	$137,120	$132,057	$273,299	$249,499
Change in unearned premium	(317)	(16,112)	(4,073)	(36,141)
Net premium earned	136,803	115,945	269,226	213,358
Ceding commission – primarily related party	32,278	37,209	59,869	58,084
Commission and fee income	7,607	8,375	15,061	14,662
Net investment income	13,582	14,190	27,171	27,721
Net realized loss on investments	(7,709)	(2,135)	(16,947)	(7,355)
Other investment loss on managed assets	-	-	-	(2,900)
Total revenue	182,561	173,584	354,380	303,570

Loss and loss adjustment expense	76,585	74,134	151,500	129,299
Acquisition costs and other underwriting expense	64,587	57,824	122,741	98,701
Other expense	5,774	2,504	10,968	7,298
Total expense	146,946	134,462	285,209	235,298
Operating income from continuing operations	35,614	39,122	69,171	68,272

Other income (expense):
Foreign currency gain (loss)	611	(15)	644	144
Interest expense	(4,007)	(5,541)	(8,178)	(8,170)
Total other expense	(3,396)	(5,556)	(7,534)	(8,026)
Income from continuing operations before provision for income taxes and minority interest	32,219	33,566	61,637	60,246

Provision for income taxes	5,448	7,216	10,704	14,533
Minority interest in net loss of subsidiary	-	-	-	(2,900)
Net income	$26,771	$26,350	$50,933	$48,613

Key Measures:
Net loss ratio	56.0%	63.9%	56.3%	60.6%
Net expense ratio	23.6%	17.8%	23.4%	19.0%
Net combined ratio	79.6%	81.7%	79.6%	79.6%

Net Realized Gain (Loss) on Investments:
Total other-than-temporary impairment losses	$(10,786)	$(7,230)	$(12,213)	$(7,972)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(10,786)	(7,230)	(12,213)	(7,972)
Other net realized gain (loss) on investments	3,077	5,095	(4,734)	617
Net realized investment gain (loss)	$(7,709)	$(2,135)	$(16,947)	$(7,355)

Consolidated Result of Operations for the Three Months Ended June 30, 2009 and 2008

Gross Written Premium.  Gross written premium decreased $30.9 million or 10.2% to $270.2 million from $301.1 million for the three months ended June 30, 2009 and 2008, respectively. The decrease of $30.9 million was attributable to decreases of $3.0 million in our small commercial business and $34.7 million in our specialty risk and extended warranty business offset by an increase of $6.8 million increase in our specialty middle-market property and casualty business.  The decrease in small commercial business gross written premium resulted primarily from state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business offset by an increase in gross written premium attributable to entering into a managing general agency agreement with Cardinal Comp in the third quarter of 2008. The increase in our specialty middle market property and casualty business was primarily from organic growth in workers compensation and other commercial package lines of business. A majority of the decrease in the specialty risk and extended warranty business resulted from the strengthening of the U.S. dollar on the Company’s European business, which negatively impacted gross written premium by $8.0 million in the second quarter of 2009 and unearned premium assumed in connection with certain insurance programs which positively impacted the Company in the amount of $16 million the second quarter of 2008.

Net Premium Written.  Net premium written increased $5.0 million or 3.8% to $137.1 million from $132.1 million for the three months ended June 30, 2009 and 2008, respectively.  The increase (decrease) by segment was: small commercial business - $13.9 million; specialty risk and extended warranty - $(14.7) million; and specialty middle market - $5.8 million.

Net Premium Earned.  Net premium earned increased $20.9 million or 18.0% to $136.8 million from $115.9 million for the three months ended June 30, 2009 and 2008.  The increase by segment, was: small commercial business - $18.9 million; specialty risk and extended warranty - $0.8 million; and specialty middle market - $1.2 million.

Ceding Commission.   Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% ceding commission depending on the business ceded on ceded written premiums to Maiden Insurance.  The ceding commission earned during the three months ended June 30, 2009 and 2008 was $32.3 million and $37.2 million, respectively.

Commission and Fee Income. Commission and fee income decreased $0.8 million or 9.2% to $7.6 million from $8.4 million for the three months ended June 30, 2009 and 2008, respectively.  The decrease was attributable primarily to a reduction in investment management fees and servicing carrying fees offset by an increase in administration fees from new warranty business.

Net Investment Income.   Net investment income decreased $0.6 million or 4.3% to $13.6 million from $14.2 million for the three months ended June 30, 2009 and 2008, respectively. The change period over period related primarily to a decline in the yields on the Company’s fixed maturities from 4.2% in 2008 to 4.1% in 2009.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2009 were $7.7 million, compared to net realized losses of $2.1 million for the same period in 2008.  During the three months ended June 30, 2009, realized losses related primarily to non-cash write-downs of two equity securities and one fixed maturity security totaling $10.8 million that was determined to be other than temporarily impaired offset by realized gains from certain sales of the Company’s investments.  During the three months ended June 30, 2008, realized losses related primarily to the non-cash write-down of three equity securities of $7.2 million that were determined to be other than temporarily impaired offset by realized gains from the timing of certain sales of the Company’s investments.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $2.5 million or 3.3% to $76.6 million for the three months ended June 30, 2009 from $74.1 million for the three months ended June 30, 2008. The Company’s loss ratio for the three months ended June 30, 2009 and 2008 was 56.0% and 63.9%, respectively.  The loss ratio declined on a consolidated basis as the Company benefited from an improvement in the loss development on acquired loss reserves in its specialty risk and extended warranty segment offset by the integration of retail commercial package business acquired in the UBI acquisition in the second quarter of 2008. The commercial package business historically has had a higher loss ratio than the Company's small workers' compensation business.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $6.8 million or 11.7% to $64.6 million for the three months ended June 30, 2009 from $57.8 million for the three months ended June 30, 2008. The expense ratio increased to 23.6% from 17.8% for the three months ended June 30, 2009 and 2008, respectively.  The increase in the expense ratio period over period resulted primarily from a higher percentage of gross written premium attributable to the small commercial business segment than in the corresponding period in 2008.  This segment typically has higher policy acquisition expenses compared to the specialty risk and extended warranty segment.  Additionally, the Company incurred higher commission expense in the second quarter of 2009 as well as higher salary expense related to the retail commercial package business acquired in the second quarter of 2008.

Operating Income from Continuing Operations. Income from continuing operations decreased $3.5 million or 9.0% to $35.6 million from $39.1 million for the three months ended June 30, 2009 and 2008, respectively. The change in income from continuing operations from 2008 to 2009 resulted from reduced ceding commission revenue and increased realized losses on investments coupled with higher policy acquisition costs and salary expense partially offset by higher earned premiums.

Interest Expense.  Interest expense for the three months ended June 30, 2009 was $4.0 million, compared to $5.5 million for the same period in 2008.  The decrease was attributable to lower borrowing costs on the Company’s collateral loan with Maiden in 2009.

    Income Tax Expense (Benefit).  Income tax expense for the three months ended June 30, 2009 was $5.4 million, which resulted in an effective tax rate of 16.9%.  Income tax expense for the three months ended June 30, 2008 was $7.2 million, which resulted in an effective tax rate of 21.5%.  The decrease in the Company’s effective rate resulted, primarily, from certain Company subsidiaries not subject to U.S. taxation earning a higher percentage of the Company’s pre-tax income, including a one-time income benefit related to the acquisition of Amtrust Captive Holdings Limited ("ACHL") in the first quarter.

Consolidated Result of Operations for the Six Months Ended June 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $2.0 million or 0.4% to $537.8 million from $535.8 million for the six months ended June 30, 2009 and 2008, respectively. The increase of $2.0 million was attributable to a $35.2 million increase in our small commercial business, a $6.4 million increase in our specialty middle-market property and casualty business offset by a decrease of $39.6 million in our specialty risk and extended warranty business.  The increase in small commercial business resulted primarily from gross written premium attributable to the UBI acquisition in the second quarter of 2008 and entering into a managing general agency agreement with Cardinal Comp in the third quarter of 2008 offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business.  The increase in our specialty middle market property and casualty business was primarily from organic growth in workers compensation and other commercial package business.  A majority of the decrease in the specialty risk and extended warranty business resulted from the strengthening of the U.S. dollar on the Company’s European business, which negatively impacted gross written premium by  $19.5 million for the six months ended June 30, 2009 and unearned premium assumed in connection with certain insurance programs which positively impacted the Company in the amount of $16 million in the second quarter of 2008.

Net Premium Written.  Net premium written increased $23.8 million or 9.5% to $273.3 million from $249.5 million for the six months ended June 30, 2009 and 2008, respectively.  The increase (decrease), by segment, was: small commercial business - $33.1 million; specialty risk and extended warranty - $(14.6) million; and specialty middle market - $5.3 million.

Net Premium Earned.  Net premium earned increased $55.8 million or 26.2% to $269.2 million from $213.4 million for the six months ended June 30, 2009 and 2008, respectively.  The increase by segment, was: small commercial business - $30.7 million; specialty risk and extended warranty - $11.9 million; and specialty middle market - $13.2 million.

Ceding Commission.   Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden Insurance.  The ceding commission earned during the six months ended June 30, 2009 and 2008 was $59.9 million and $58.1 million, respectively.

Commission and Fee Income. Commission and fee income increased $0.4 million or 2.7% to $15.1 million from $14.7 million for the six months ended June 30, 2009 and 2008, respectively.  The increase was attributable primarily to additional fees earned through  administration fees from new warranty business.

Net Investment Income.   Net investment income decreased $0.5 million or 2.0% to $27.2 million from $27.7 million for the six months ended June 30, 2009 and 2008, respectively.  The change period over period related primarily to a decline in the yields on the Company’s fixed maturities from 4.1% in 2008 to 4.0% in 2009.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2009 were $16.9 million, compared to net realized losses of $7.4 million for the same period in 2008.  During the six months ended June 30, 2009, realized losses related to certain sales of underperforming investments in the Company’s fixed income portfolio and non-cash write-downs of three equity securities and one fixed maturity security of $12.2 million that was determined to be other than temporarily impaired.  During the six months ended June 30, 2008, realized losses related primarily to the non-cash write-down of three equity securities of $8.0 million that were determined to be other than temporarily impaired.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $22.2 million or 17.2% to $151.5 million for the six months ended June 30, 2009 from $129.3 million for the six months ended June 30, 2008. The Company’s loss ratio for the six months ended June 30, 2009 and 2008 was 56.3% and 60.6%, respectively.  The loss ratio declined on a consolidated basis as the Company benefited from an improvement in the loss development on acquired loss reserves in its specialty risk and extended warranty segment partially offset by the integration of retail commercial package business acquired in the UBI acquisition in the second quarter of 2008.  The commercial package business historically has had a higher loss ratio than the Company’s small workers’ compensation business.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $24.0 million or 24.4% to $122.7 million for the six months ended June 30, 2009 from $98.7 million for the six months ended June 30, 2008. The expense ratio increased to 23.4% from 19.0% for the six months ended June 30, 2009 and 2008, respectively.  The increase in the expense ratio period over period resulted primarily from a higher percentage of gross written premium attributable to the small commercial business segment than in the prior period in 2008.  This segment typically has higher policy acquisition expenses compared to the specialty risk and extended warranty segment.  Additionally, the Company incurred higher commission expense in the first half of 2009 as well as higher salary expense related to the retail commercial package business acquired in the second quarter of 2008.

Operating Income from Continuing Operations. Income from continuing operations increased $0.9 million or 1.3% to $69.2 million from $68.3 million for the six months ended June 30, 2009 and 2008, respectively. The change in income from continuing operations from 2008 to 2009 resulted primarily from higher net premium earned offset by higher loss and loss adjustment expense, as well as increased policy acquisition costs and salary expense.

Interest Expense.  Interest expense for the six months ended June 30, 2009 and June 30, 2008 was $8.2 million.  Interest expense was consistent for the two periods as lower borrowing costs on the Company’s collateral loan of $168 million were offset by increases in interest expense related to a $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

    Income Tax Expense (Benefit).  Income tax expense for the six months ended June 30, 2009 was $10.7 million, which resulted in an effective tax rate of 17.4%.  Income tax expense for the six months ended June 30, 2008 was $14.5 million, which resulted in an effective tax rate of 23.0%.  The decrease in the Company’s effective rate resulted, primarily, from certain Company subsidiaries not subject to U.S. taxation earning a higher percentage of the Company’s pre-tax income, including a one-time income benefit related to the acquisition of ACHL in the first quarter.

Small Commercial Business Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross Written Premium	$109,141	$112,096	$236,611	$201,357

Net premium written	54,332	40,414	124,791	91,746
Change in unearned premium	7,165	2,218	(5,203)	(2,809)
Net premium earned	61,497	42,632	119,588	88,937

Ceding commission revenue – primarily related party	17,091	20,255	36,867	32,855

Loss and loss adjustment expense	37,090	24,772	72,484	49,339
Acquisition costs and other underwriting expenses	34,105	28,159	68,259	51,511
	71,195	52,931	140,743	100,850
Net premiums earned less expenses included in combined ratio (Underwriting income)	$7,393	$9,956	$15,712	$20,943

Key Measures:
Net loss ratio	60.3%	58.1%	60.6%	55.5%
Net expense ratio	27.7%	18.5%	26.3%	21.0%
Net combined ratio	88.0%	76.6%	86.9%	76.5%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	34,105	28,159	68,259	51,511
Less: ceding commission revenue – primarily related party	17,091	20,255	36,867	32,855
	17,014	7,904	31,392	18,656
Net premium earned	61,497	42,632	119,588	88,937
Net expense ratio	27.7%	18.5%	26.3%	21.0%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2009 and 2008

Gross Written Premium.  Gross written premium decreased $3.0 million or 2.6% to $109.1 million for the three months ended June 30, 2009 from $112.1 million for the three months ended June 30, 2008.  The decrease in small commercial business gross written premium resulted primarily from state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business offset by gross written premium attributable to the UBI acquisition in the second quarter of 2008 and the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008.

Net Premium Written.  Net premium written increased $13.9 million or 34.3% to $54.3 million for the three months ended June 30, 2009 from $40.4 million for the three months ended June 30, 2008.  Net premium written increased period over period as the Company in 2008 ceded 100% of approximately $19 million written premium to Maiden as part of non-recurring written premium obtained through the UBI acquisition.

Net Premium Earned.  Net premium earned increased $18.8 million or 44.2% to $61.4 million for the three months ended June 30, 2009 from $42.6 million for the three months ended June 30, 2008.  As premiums written earn ratably over a twelve month period, the increase in net premium written resulted from higher net premium written for the twelve months ended June 30, 2009 compared to the twelve months ended June 30, 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden Insurance.  The ceding commission earned during the three months ended June 30, 2009 and 2008 was $17.1 million and $20.3 million, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $12.3 million or 49.7% to $37.1 million for the three months ended June 30, 2009 from $24.8 million for the three months ended June 30, 2008. The Company’s loss ratio for the segment for the three months ended June 30, 2009 increased to 60.3% from 58.1% for the three months ended June 30, 2008. The increase in the loss and loss adjustment ratio resulted, primarily, from the integration of retail commercial package business acquired in the UBI acquisition in the second quarter of 2008.  The commercial package business historically has had a higher loss ratio than the Company’s small workers’ compensation business.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $5.9 million or 21.1% to $34.1 million for the three months ended June 30, 2009 from $28.2 million for the three months ended June 30, 2008. The expense ratio increased to 27.7% for the three months ended June 30, 2009 from 18.5% for the three months ended June 30, 2008. The increase in expense ratio resulted primarily from higher policy acquisition costs and increased salary expense related to the UBI acquisition.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $2.6 million or 26.0% to $7.4 million for the three months ended June 30, 2009 from $10.0 million for the three months ended June 30, 2008. The decrease resulted primarily from increases to both loss and loss adjustment expenses and policy acquisition costs related to the commercial package business obtained from the UBI acquisition in the second quarter of 2008.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $35.2 million or 17.5% to $236.6 million for the six months ended June 30, 2009 from $201.4 million for the six months ended June 30, 2008.  The increase in small commercial business resulted primarily, from gross written premium attributable to the UBI acquisition in the second quarter of 2008 and the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008, offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business.

Net Premium Written.  Net premium written increased $33.1 million or 36.0% to $124.8 million from $91.7 million for the six months ended June 30, 2009 and 2008, respectively.  Net premium written increased period over period as the Company in 2008 ceded 100% of approximately $19 million net premium written to Maiden as part of non-recurring premium written obtained through the UBI acquisition.

Net Premium Earned.  Net premium earned increased $30.7 million or 34.5% to $119.6 million for the six months ended June 30, 2009 from $88.9 million for the six months ended June 30, 2008.  As premiums written earn ratably over a twelve month period, the increase in net premium written resulted from higher net premium written for the twelve months ended June 30, 2009 compared to the twelve months ended June 30, 2008.

Ceding Commission.   Ceding commission represents commission earned primarily through the Maiden Quota Share agreement with Maiden Insurance, whereby AmTrust receives a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden.  The ceding commission earned during the six months ended June 30, 2009 and 2008 was $36.9 million and $32.9 million, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $23.2 million or 46.9% to $72.5 million for the six months ended June 30, 2009 from $49.3 million for the six months ended June 30, 2008. The Company’s loss ratio for the segment for the six months ended June 30, 2009 increased to 60.6% from 55.5% for the three months ended June 30, 2008. The increase in the loss and loss adjustment ratio resulted, primarily, from the integration of retail commercial package business acquired in the UBI acquisition in the second quarter of 2008.  The commercial package business historically has had a higher loss ratio than the Company’s small workers’ compensation business.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $16.8 million or 32.6% to $68.3 million for the six months ended June 30, 2009 from $51.5 million for the six months ended June 30, 2008. The expense ratio increased to 26.3% for the six months ended June 30, 2009 from 21.0% for the six months ended June 30, 2008.  The increase in expense ratio resulted primarily from higher policy acquisition costs and increased salary expense related to the UBI acquisition.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $5.2 million or 25.0% to $15.7 million for the six months ended June 30, 2009 from $20.9 million for the six months ended June 30, 2008.  The decrease resulted primarily from increases to both loss and loss adjustment expenses and policy acquisition costs related to the commercial package business obtained from the UBI acquisition in the second quarter of 2008.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross Written Premium	$92,635	$127,308	$175,343	$215,077

Net premium written	47,254	61,994	85,513	100,079
Change in unearned premium	(3,310)	(18,908)	(894)	(27,397)
Net premiums earned	43,944	43,086	84,619	72,682

Ceding commission revenue – primarily related party	6,175	8,051	12,202	11,482

Loss and loss adjustment expense	19,525	29,876	37,343	47,790
Acquisition costs and other underwriting expenses	12,314	13,114	25,017	19,899
	31,839	42,990	62,360	67,689
Net premiums earned less expenses included in combined ratio (Underwriting income)	$18,280	$8,147	$34,461	$16,475

Key Measures:
Net loss ratio	44.4%	69.3%	44.1%	65.8%
Net expense ratio	14.0%	11.8%	15.1%	11.6%
Net combined ratio	58.4%	81.1%	59.3%	77.4%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	12,314	13,114	25,017	19,899
Less: ceding commission revenue – primarily related party	6,175	8,051	12,202	11,482
	6,139	5,063	12,815	8,417
Net premium earned	43,944	43,086	84,619	72,682
Net expense ratio	14.0%	11.8%	15.1%	11.6%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2009 and 2008

Gross Written Premium. Gross written premium decreased $34.7 million or 27.2% to $92.6 million for the three months ended June 30, 2009 from $127.3 million for the three months ended June 30, 2008. The strengthening of the U.S. dollar negatively impacted gross written premium by the Company’s European business by $8.0 million during the three months ended June 30, 2009.  Additionally, the segment was positively impacted in the second quarter of 2008 from the assumption of unearned premium in the total amount of $16 million in connection with certain insurance programs.

Net Premium Written. Net premium written decreased $14.7 million or 23.8% to $47.3 million from $62.0 million for the three months ended June 30, 2009 and 2008, respectively.  The decrease in net premium written resulted from a decrease of gross written premium for the six months ended June 30, 2009 compared to gross written premium for the six months ended June 30, 2008

Net Premium Earned. Net premium earned increased $0.8 million or 2.0% to $43.9 million for the three months ended June 30, 2009 from $43.1 million for the three months ended June 30, 2008.  As a majority of premiums written earn ratably over a twelve month period,   the increase was a result of higher net premium written for the twelve months ended June 30, 2009 compared to the twelve months ended June 30, 2008.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% ceding commission on written premiums ceded to Maiden Insurance.  The ceding commission earned during the three months ended June 30, 2009 and 2008 was $6.2 million and $8.1 million, respectively.

    Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $19.5 million and $29.9 million for the three months ended June 30, 2009 and 2008, respectively. The Company’s loss ratio for the segment for the three months ended June 30, 2009 decreased to 44.3% from 69.3% for the three months ended June 30, 2008.  The improvement in the loss ratio resulted from a one-time benefit of $5.9 million related to the acquisition of ACHL, and the strengthening of the U.S. dollar, which positively impacted loss adjustment expenses for the Company’s European business by $1.0 million.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition Costs and Other Underwriting Expenses decreased $0.8 million or 6.1% to $12.3 million for the three months ended June 30, 2009 from $13.1 million for the three months ended June 30, 2009. The expense ratio increased to 14.0% for the three months ended June 30, 2009 from 11.8% for the three months ended June 30, 2008.  The increase in the expense ratio resulted, primarily, from higher one-time policy acquisition expenses of $1.7 million related to the acquisition of ACHL.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $10.2 million or 124.4% to $18.3 million for the three months ended June 30, 2009 from $8.1 million for the three months ended June 30, 2008. This increase is attributable primarily to an improvement in the loss ratio period over period.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2009 and 2008

Gross Written Premium.  Gross written premium decreased $39.8 million or 18.5% to $175.3 million for the six months ended June 30, 2009 from $215.1 million for the six months ended June 30, 2008. The strengthening of the U.S. dollar business negatively impacted gross written premium by the Company’s European business by $19.5 million during the six months ended June 30, 2009.  Additionally, the segment was positively impacted in 2008 from the assumption of unearned premium in the total amount of $16 million in connection with certain insurance programs.

Net Premium Written. Net premium written decreased $14.6 million or 14.6% to $85.5 million from $100.1 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in net premium written resulted from a decrease of gross written premium for the six months ended June 30, 2009 compared to gross written premium for the six months ended June 30, 2008.

Net Premium Earned. Net premium earned increased $11.9 million or 16.4% to $84.6 million for the six months ended June 30, 2009 from $72.7 million for the six months ended June 30, 2008.  As a majority of premiums written earn ratably over a twelve month period,  the increase was a result of higher net premium written for the twelve months ended June 30, 2009 compared to the twelve months ended June 30, 2008.

Ceding Commission.   Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% ceding commission on written premiums ceded to Maiden Insurance.  The ceding commission earned during the six months ended June 30, 2009 and 2008 was $12.2 million and $11.5 million, respectively.

    Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $19.5 million and $29.9 million for the three months ended June 30, 2009 and 2008, respectively. The Company’s loss ratio for the segment for the six months ended June 30, 2009 decreased to 44.3% from 69.3% for the six months ended June 30, 2008.  The improvement in the loss ratio resulted from a one-time benefit of $11.8 million related to the acquisition of ACHL and the strengthening of the U.S. dollar, which positively impacted loss adjustment expenses for the Company’s European business by $3.0 million.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition Costs and Other Underwriting Expenses increased $5.1 million or 25.7% to $25.0 million for the six months ended June 30, 2009 from $19.9 million for the six months ended June 30, 2009. The expense ratio increased to 15.1% for the six months ended June 30, 2009 from 11.6% for the six months ended June 30, 2008.  The increase in expense ratio resulted, primarily, from higher one-time policy acquisition expenses of $3.4 million related to the acquisition of ACHL.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio increased $18.0 million or 109% to $34.5 million for the six months ended June 30, 2009 from $16.5 million for the six months ended June 30, 2008. This increase is attributable primarily to an improvement in the loss ratio period over period.

Specialty Middle Market Property and Casualty Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross Written Premium	$68,453	$61,658	$125,802	$119,384

Net premium written	35,534	29,649	62,995	57,674
Change in unearned premium	(4,172)	578	2,024	(5,935)
Net premiums earned	31,362	30,227	65,019	51,739

Ceding commission revenue – primarily related party	9,012	8,903	10,800	13,747

Loss and loss adjustment expense	19,970	19,486	41,673	32,170
Acquisition costs and other underwriting expenses	18,168	16,551	29,465	27,291
	38,138	36,037	71,138	59,461
Net premiums earned less expenses included in combined ratio (Underwriting income)	$2,236	$3,093	$4,681	$6,025

Key Measures:
Net loss ratio	63.7%	64.5%	64.1%	62.2%
Net expense ratio	29.2%	25.3%	28.7%	26.2%
Net combined ratio	92.9%	89.8%	92.8%	88.4%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	18,168	16,551	29,465	27,291
Less: ceding commission revenue – primarily related party	9,012	8,903	10,800	13,747
	9,156	7,648	18,665	13,544
Net premium earned	31,362	30,227	65,019	51,739
Net expense ratio	29.2%	25.3%	28.7%	26.2%

Specialty Middle Market Segment Result of Operations for the Three Months Ended June 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $6.8 million or 11.0% to $68.5 million for the three months ended June 30, 2009 from $61.7 million for the three months ended June 30, 2008.  The increase resulted from organic growth in certain product lines including workers compensation and other commercial package business lines. The increase was partially offset by a decline in the credit business, which the Company wrote on behalf of HSBC Insurance Company of Delaware, pursuant to a 100% fronting arrangement which is now in run-off.

Net Premium Written.  Net premium written increased $5.8 million or 19.8% to $35.5 million for the three months ended June 30, 2009 from $29.7 million for the three months ended June 30, 2008.  The increase in net premium written resulted from an increase of gross written premium for the three months ended June 30, 2009 compared to gross written premium for the three months ended June 30, 2008.

 Net Premium Earned.  Net premium earned increased $1.2 million or 3.8% to $31.4 million for the three months ended June 30, 2009 from $30.2 million for the three months ended June 30, 2008.  As a majority of premiums written earn ratably over a twelve month period,  the increase was a result of higher net premium written for the twelve months ended June 30, 2009 compared to the twelve months ended June 30, 2008.

Ceding Commission.   Ceding commission represents commission earned primarily through the Maiden Quota Share agreement , whereby AmTrust receives a 31% ceding commission on ceded written premiums to Maiden Insurance.  The ceding commission earned during the three months ended June 30, 2009 and 2008 was $9.0 million and $8.9 million, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $0.5 million or 2.5% to $20.0 million for the three months ended June 30, 2009 compared to $19.5 million for the three months ended June 30, 2008. The loss ratio was 63.7% and 64.5% for the three months ended June 30, 2009 and 2008, respectively, which was relatively flat.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $1.6 million or 9.8% to $18.2 million for the three months ended June 30, 2009 from $16.6 million for the three months ended June 30, 2009. The expense ratio increased to 29.2% for the three months ended June 30, 2009 from 25.3% for the three months ended June 30, 2008. The increase resulted from a greater percentage allocation of other underwriting expenses to this segment as a result of increased premiums in this segment relative to the other segments.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio were $2.2 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively. The decrease of $0.9 million resulted primarily from an increase in other underwriting expenses.

Specialty Middle Market Segment Result of Operations for the Six Months Ended June 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $6.4 million or 5.4% to $125.8 million for the six months ended June 30, 2009 from $119.4 million for the six months ended June 30, 2008.  The increase resulted from organic growth in certain product lines including workers compensation and other commercial package business lines.  The increase was partially offset by a decline in the credit business, which the Company wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement which is in run-off.

Net Premium Written.  Net premium written increased $5.3 million or 9.2% to $63.0 million for the six months ended June 30, 2009 from $57.7 million for the six months ended June 30, 2008.  The increase in net premium written resulted from an increase of gross written premium for the six months ended June 30, 2009 compared to gross written premium for the six months ended June 30, 2008.

  Net Premium Earned.  Net premium earned increased $13.2 million or 25.7% to $65.0 million for the six months ended June 30, 2009 from $51.8 million for the six months ended June 30, 2008.  As premiums written earn ratably primarily over a twelve month period, the   increase was a result of higher net premium written for the twelve months ended June 30, 2009 compared to the twelve months ended June 30, 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share,  whereby AmTrust receives a 31% ceding commission on ceded written premiums to Maiden Insurance.  The ceding commission earned during the six months ended June 30, 2009 and 2008 was $10.8 million and $13.7 million, respectively.

    Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $9.5 million or 29.5% to $41.7 million for the six months ended June 30, 2009 compared to $32.2 million for the six months ended June 30, 2008. The loss ratio for the segment increased for the six months ended June 30, 2009 to 64.1% from 62.2% for the six months ended June 30, 2008.  The increase in the loss and loss adjustment expense ratio in 2009 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $2.2 million or 8.0% to $29.5 million for the six months ended June 30, 2009 from $27.3 million for the six months ended June 30, 2009. The expense ratio increased to 28.7% for the three months ended June 30, 2009 from 26.2% for the six months ended June 30, 2008. The increase resulted from a greater percentage allocation of other underwriting expenses to this segment as a result of increased premiums in this segment relative to the other segments.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $4.7 million and $6.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease of $1.3 million resulted primarily from an increase in incurred losses and other underwriting expenses.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $144 million and $119 million for the six months ended June 30, 2009 and 2008, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations, service our debt instruments and anticipated growth for at least the next twelve months.

However, if the Maiden Quota Share were to be terminated or our growth attributable to acquisitions or internally generated growth,  or a combination of these exceed our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Cash and cash equivalents provided by (used in):
Operating activities	$112,834	$90,132
Investing activities	30,018	(270,702)
Financing activities	(79,420)	221,364

Net cash provided by operating activities for the six months ended June 30, 2009 increased compared to cash provided by operating activities in the six months ended June 30, 2008, primarily because of increased collections of premiums during the six months ended June 30, 2009.

Cash provided by investing activities during the period represents, primarily, the net sales (sales less purchases) of investments. For the six months ended June 30, 2009, the Company’s net sales of fixed securities totaled $37 million offset by net purchases of equity securities that totaled $5 million.  Additionally, the Company had approximately $2 million of purchases related to property and equipment. For the six months ended June 30, 2008, the Company’s net purchases of fixed income securities totaled approximately $238 million offset by net sales of  $14 million of equity securities and $13 million of other investments.  Additionally, the company paid approximately $56 million related to the acquisition of the commercial package business.

Cash used in financing activities for the six months ended June 30, 2009 consisted of $54 million paid from settling repurchase agreements, a $7.5 million principal payment on a promissory note, $6.7 million of principal payments on a term loan, dividend payments of $6.0 million and the repurchase of Company shares for $5.4 million.  Cash provided by financing activities for the six months ended June 30, 2008 consisted of $40 million from entering into a term loan, $186 million received from entering into repurchase agreements offset by dividend payments of $4.8 million.

Term Loan

           On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments, which began on September 3, 2008 of $3.3 million and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” and had a margin rate of 185 basis points and was 2.45% as of June 30, 2009. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to equity ratio of 0.35 to 1 or less.  The Company recorded $0.8 million of interest expense during the six months ended June 30, 2009 related to this agreement.  The Company reduced the outstanding balance on the note during the six months ended June 30, 2009 from $33.3 million to $26.7 million.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company entered into a promissory note with Unitrin in the amount of $30 million. The note bears no interest rate and requires four annual principal payments of $7.5 million, the first of which was paid June 1, 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012. The Company calculated imputed interest of $3.2 million based on current interest rates available to the Company. Accordingly, the note’s carrying balance was adjusted to $26.8 million at inception. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company. The Company recorded $0.6 million of interest expense during the six months ended June 30, 2009 and the note’s carrying value at June 30, 2009 was $20.6 million.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line is used for collateral for letters of credit.  On June 30, 2009, the Company amended this agreement, whereby, the line was increased in the aggregate amount to $30 million and its term was extended to June 30, 2010.  Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points.  As of June 30, 2009 there was no outstanding balance on the line of credit. At June 30, 2009, The Company had outstanding letters of credit in place for $24.1 million that reduced the availability on the line of credit to $5.9 million as of June 30, 2009.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests in or holds in short term or fixed income securities. As of June 30, 2009, there were $230.6 million principal amount outstanding at interest rates between 0.40% and 0.60%. Interest expense associated with these repurchase agreements for the six months ended June 30, 2009 was $1.2 million of which $0.1 million was accrued as of June 30, 2009. The Company has approximately $235 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share (See “Note 11. Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance lends to AII from time to time the amount of the obligations of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed the amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share agreement. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of June 30, 2009.

Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences and to increase its capacity for writing profitable business. These agreements provide for recovery from reinsurers of a portion of losses and loss adjustment expense (“LAE”) under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and premiums earned are reflected after deduction for reinsurance. In the event reinsurers are unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company periodically evaluates the financial condition of its reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance does not discharge or diminish the primary liability of the Company; however, it does permit recovery of losses on such risks from the reinsurers.

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements.  We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.  The agreements cover losses in excess of $0.5 million through December 30, 2004, $0.6 million effective January 1, 2005 and $1.0 million effective January 1, 2006, per occurrence up to a maximum $130 million ($80 million prior to 2004) in losses per occurrence.  Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. Beginning with policies effective January 1, 2006, the Company retains the first $1.0 million per occurrence.

The Company has coverage for its casualty lines of business under excess of loss reinsurance agreements. The agreement effective through May 2009 covers losses in excess of $2 million per occurrence up to a maximum $12 million. The agreement also provides “clash” protection for qualifying claims for losses in excess of $12 million up to a maximum of $32 million.  Effective June 1, 2009, as respects in-force, new and renewal business, the Company changed the structure of its casualty reinsurance program.  As of that date, the Company’s non-program umbrella business is reinsured on a quota share basis, whereby the company cedes 70% of the first $5 million of loss per policy per occurrence or in the aggregate, and 100% of the next $5 million of loss per policy per occurrence or in the aggregate.  The quota share protection inures to the benefit of the Company’s casualty excess of loss program, which provides coverage for losses greater than $2.5 million, up to a maximum of $30 million.

The Company has coverage for its property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per location up to a maximum of $15 million; for dates of loss on or after June 1, 2009, the agreement covers losses to a maximum of $20 million per location. In addition the Company has a property catastrophe excess of loss agreement. Through May 31, 2009, the agreement covers losses in excess of $4 million per occurrence up to a maximum $65 million.  For dates of loss on or after June 1, 2009, the property catastrophe excess of loss agreement covers losses in excess of $5 million per occurrence to a maximum of $65 million.

The Company also purchases quota share and/or excess treaty and/or facultative reinsurance for specific programs, policies or specialty lines of business, to limit our loss exposure and/or to allow our program managers to share the risks and rewards of the business they produce.

TIC acts as servicing carrier on behalf of workers’ compensation assigned risk plans in the states of Arkansas, Illinois, Indiana, Georgia and Virginia. In 2007, TIC acted as servicing carrier on behalf of both the Georgia and Virginia Workers’ Compensation Assigned Risk Plans.  In 2006, TIC was a servicing carrier only for the Georgia Assigned Risk Plan. In its role as a serving carrier TIC issues and services certain workers compensation policies to Georgia and Virginia insureds. Those policies are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”).

As part of the agreement to purchase WIC from Household Insurance Group Holding Company (“Household”), the Company agreed to write certain business on behalf of Household for a three year period, which concluded June 1, 2009. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household.

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into the Maiden Quota Share, as amended, by which (a) AII retrocedes to Maiden Insurance an amount equal to essentially 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and essentially 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to the Company’s then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeded $5,000 (“Covered Business”).

AmTrust also agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. In June 2008, AII, pursuant to the Maiden Quota Share, offered to cede to Maiden and Maiden agreed to assume 100% of unearned premium and losses related to in-force Retail Commercial Package Business assumed by the Company in connection with its acquisition of UBI and 40% of prospective net premium written and losses related to Retail Commercial Package Business.  In September 2008, AII, pursuant to the Maiden Quota Share, offered to cede and Maiden Insurance agreed to assume 40% of the net premium written and losses with respect to certain business written by AmTrust’s Irish insurance subsidiary, AIU, for which AIU retains in excess of $5,000 per loss (“Excess Retention Business”).

The Maiden Quota Share, as amended, further provides that the AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business and the AIU Excess Retention Business and 34.375% with respect to Retail Commercial Package Business.

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

As part of the acquisition of Associated, the Company acquired reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through June 30, 1999 the American Home reinsurance covered losses in excess of $0.25 million per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $0.15 million in excess of $0.1 million. This additional coverage terminated on December 31, 2001 on a run-off basis.  Therefore, for losses occurring in 2002 that attached to a policy that was in effect in 2001, the retention was $0.1 million per occurrence. Effective January 1, 2002 American Home increased its attachment to $0.25 million per occurrence. The excess of loss treaty that had an attachment of $0.25 million was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $0.25 million per occurrence.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $49.8 million or 3.7% to $1,397.8 million at June 30, 2009 from $1,348.0 million as of December 31, 2008 (excluding $13.0 million and $13.5 million of other investments, respectively).  During the second quarter ended June 30, 2009, the Company disposed of a portion of its fixed maturities classified as held to maturity.  As such, the Company assessed the appropriateness of its remaining fixed maturity portfolio classified as held to maturity.  The Company determined that all remaining fixed maturities should be classified as available for sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The effect of this one time reclassification increased the carrying value of the fixed securities by approximately $1.0 million. Our fixed maturity securities, gross, as of this date had a fair value of $912.5 million and an amortized cost of $952.5 million. Our equity securities are classified as available-for-sale, as defined by SFAS 115. These securities are reported at fair value. The equity securities, gross, carried at fair value were $38.3 million with a cost of $72.0 million as of June 30, 2009. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	June 30, 2009		December 31, 2008
(Amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$257,872	18.5%	$192,053	14.2%
Time and short-term deposits	189,088	13.5	167,845	12.5
U.S. treasury securities	15,208	1.1	17,851	1.3
U.S. government agencies	8,299	0.6	21,434	1.6
Municipals	28,271	2.0	45,208	3.4
Commercial mortgage back securities	3,362	0.2	3,390	0.2
Residential mortgage backed securities - primarily agency backed	457,768	32.7	492,405	36.6
Asset backed securities	3,664	0.3	5,068	0.4
Corporate bonds	395,941	28.3	373,901	27.7
Preferred stocks	3,463	0.3	5,315	0.4
Common stocks	34,880	2.5	23,513	1.7
	$1,397,816	100.0%	$1,347,983	100.0%

As of June 30, 2009, the weighted average duration of our fixed income securities was 5.2 years and had a yield of 4.49%.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment.  The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments.  Some of the criteria the Company considers include:

▪	the current fair value compared to amortized cost;
▪	the length of time the security’s fair value has been below its amortized cost;
▪	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
▪
whether management intends to sell the security and, if not, whether it is not more than likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;

▪	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings; and
▪	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligation or the issuer seeking protection under bankruptcy laws.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 25% of cost basis.

During the six months ended June 30, 2009, based on the criteria above, we determined that two equity securities and one fixed maturity was other-than-temporarily-impaired.  The impairment charges of our fixed-maturities and equity securities for the six months ended June 30, 2009 and 2008 are presented in the table below:

(Amounts in thousands)	2009	2008
Equity securities	$10,188	$7,972
Fixed maturity securities	2,025	—
	$12,213	$7,972

In addition to the other than temporary impairment of $10.2 million recorded during the six months ended June 30, 2009, at June 30, 2009, the Company had $35.4 million of gross unrealized losses related to equity securities. The Company’s investment in equity securities consist of investments in preferred and common stocks across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common and preferred stocks, 30 equity securities comprised $29.3 million, or 82.8% of the unrealized loss.  The Company holds 11 and 6 securities in the consumer products sector and healthcare sector, respectively, which represents approximately 20.0% and 21.0%, respectively, of the total fair value and 27.9% and 22.9%, respectively, of the Company’s unrealized losses.  The Company also holds 11 equity securities in the technology, industrial and financial sectors which have fair values of approximately 7.0%, 10.0% and 9.0%, respectively, and approximately 7.0%, 19.0% and 2.9%, respectively, of the Company’s unrealized losses. Additionally, the Company owns 2 stocks in other sectors which accounts for 3.8% of the Company’s unrealized losses.  The duration of these impairments ranges from 1 to 24 months. The remaining securities in a loss position are not considered individually significant and accounted for 17.2% of the Company’s unrealized losses. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

At June 30, 2009, the Company had $62.5 million of gross unrealized losses related to available-for-sale fixed income securities as of June 30, 2009. Corporate bonds represent approximately 43% of the fair value of our fixed maturities and approximately 96% of the total unrealized losses of our fixed maturities. The Company owns 195 corporate bonds in the industrial, financial  and other sectors, which have a fair value of approximately 12%, 30% and 1%, respectively, and 21%, 75% and 1% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

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

Interest Rate Risk. We had fixed maturity securities (excluding $189.1 million of time and short-term deposits) with a fair value of $912.5 million and an amortized cost of $952.5 million as of June 30, 2009 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity.    Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of June 30, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in thousands)
200 basis point increase	$842,283	$(70,231)	$—	$(70,231)	(9.5)%
100 basis point increase	872,836	(39,678)	—	(39,678)	(5.4)
No change	912,514	—	912,514	—	—
100 basis point decrease	941,802	29,288	—	29,288	6.1
200 basis point decrease	987,768	75,254	—	75,254	10.2

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow.  We currently have $339 million of debt instruments of which $144 million are fixed rate debt instruments.  A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.9 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $1.7 million after tax realized currency loss based on our outstanding foreign denominated reserves of $53.5 million at June 30, 2009.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2009, the equity securities in our investment portfolio had a fair value of $38.3 million, representing approximately three percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2009. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	(Amounts in thousands)
5% increase	$40,260	$1,917		$1,917	0.3%
No change	38,343		$38,343
5% decrease	36,426	(1,917)		(1,917)	(0.3)%

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Item 3. Legal Proceedings included in the Company’s Annual Report Form 10-K for the period ended December 31, 2008 for a description of the Company’s legal proceedings.

Item 1A.  Risk Factors.

See Item 1A. Risk Factors included in the Company’s Annual Report Form 10-K for the period ended December 31, 2008 for a description of the Company’s risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the shareholders was held on May 12, 2009.

(b)
All of the Company's director nominees, Barry D. Zyskind, Michael Karfunkel, George Karfunkel, Donald T. DeCarlo, Abraham Gulkowitz, Isaac Neuberger and Jay J. Miller, were elected. There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.	Election of directors to serve until the 2010 Annual Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Director	Voted For	Withhold Authority
Barry D. Zyskind	51,995,780	1,134,244
Michael Karfunkel	42,583,120	10,546,904
George Karfunkel	51,900,627	1,229,397
Donald T. DeCarlo	52,592,349	537,675
Abraham Gulkowitz	52,592,674	537,350
Isaac Neuberger *	52,591,130	538,894
Jay J. Miller	52,400,561	729,463

2.	Ratification of the appointment of BDO Seidman, LLP as Independent Auditor for the year ended December 31, 2009:

Voted For	Voted Against	Abstentions
52,763,135	3,700	7,764

* On May 18, 2009, Isaac M. Neuberger resigned from the Board of Directors of AmTrust Financial Services, Inc.

Item 5. Other Information.

None.

Item 6.   Exhibits

Exhibit Number	Description

10.1	Amended Employment Agreement, dated as of March 27, 2009, by and between the Company and Michael J. Saxon.

10.2	Letter dated June 16, 2009 to director Isaac Neuberger.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2009.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2009.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: August 10, 2009	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer