Form 10-Q
period 2009-09-30
Amtrust Financial Services, Inc.
filed 2009-11-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-33143

AmTrust Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3106389
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

59 Maiden Lane, 6thFloor, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2009, the Registrant had one class of Common Stock ($.01 par value), of which 59,304,627 shares were issued and outstanding.

INDEX

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(Unaudited)
(in thousands, except per share data)	September 30, 2009	December 31, 2008
ASSETS
Fixed maturities, held-to-maturity, at amortized cost (fair value $-; $50,242)	$—	$48,881
Fixed maturities, available-for-sale, at market value (amortized cost $1,000,111; $988,779)	1,001,371	910,376
Equity securities, available-for-sale, at market value (cost $67,006; $84,090)	53,567	28,828
Short-term investments	134,956	167,845
Other investments	11,457	13,457
Total investments	1,201,351	1,169,387
Cash and cash equivalents	263,160	192,053
Funds held with reinsurance companies	110	110
Accrued interest and dividends	6,556	9,028
Premiums receivable, net	409,386	419,577
Note receivable – related party	22,247	21,591
Reinsurance recoverable	339,895	363,608
Reinsurance recoverable – related party	285,088	221,214
Prepaid reinsurance premium	137,208	128,519
Prepaid reinsurance premium – related party	238,321	243,511
Federal income tax receivable	-	4,667
Prepaid expenses and other assets	70,712	72,221
Deferred policy acquisition costs	166,689	103,965
Deferred income taxes	40,283	76,910
Property and equipment, net	13,620	15,107
Goodwill	52,331	49,794
Intangible assets, net	56,090	52,631
Total assets	$3,303,047	$3,143,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,060,059	$1,014,059
Unearned premiums	790,452	759,915
Ceded reinsurance premiums payable	53,969	59,990
Ceded reinsurance premium payable – related party	93,407	102,907
Reinsurance payable on paid losses	895	8,820
Federal income tax payable	15,129	—
Funds held under reinsurance treaties	958	228
Securities sold but not yet purchased, at market value	17,741	22,608
Securities sold under agreements to repurchase, at contract value	256,877	284,492
Accrued expenses and other current liabilities	138,603	144,304
Derivatives liabilities	3,422	1,439
Note payable – related party	167,975	167,975
Non interest bearing note – net of unamortized discount of ($1,609 and $2,439)	20,891	27,561
Term loan	23,333	33,333
Junior subordinated debt	123,714	123,714
Total liabilities	2,767,425	2,751,345
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,170 and 84,146 issued as of September 30, 2009 and December 31, 2008, respectively; 59,304 and 60,033 outstanding as of September 30, 2009 and December 31, 2008, respectively	842	842
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	542,627	539,421
Treasury stock at cost; 24,866 shares and 24,113 shares as of September 30, 2009 and December 31, 2008, respectively	(300,889)	(294,803)
Accumulated other comprehensive income (loss)	(24,929)	(105,815)
Retained earnings	317,971	252,903
Total stockholders’ equity	535,622	392,548
Total liabilities and stockholders’ equity	$3,303,047	$3,143,893

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Premium income:
Net premium written	$167,317	$139,429	$440,616	$388,928
Change in unearned premium	(22,025)	(47,096)	(26,098)	(83,237)
Net premium earned	145,292	92,333	414,518	305,691
Ceding commission – primarily related party	27,369	37,116	87,238	92,522
Commission and fee income	6,951	8,749	22,012	23,411
Net investment income	14,079	15,391	41,250	43,112
Net realized gain (loss) on investments	(11,653)	(45,885)	(28,600)	(53,240)
Other investment loss on managed assets	—	—	—	(2,900)
Total revenues	182,038	107,704	536,418	408,596
Expenses:
Loss and loss adjustment expense	77,531	37,094	229,031	166,393
Acquisition costs and other underwriting expenses	63,154	53,549	185,895	149,572
Other expense	5,764	6,062	16,732	13,360
Total expenses	146,449	96,705	431,658	329,325
Operating income from continuing operations	35,589	10,999	104,760	79,271
Other income (expenses):
Foreign currency gain (loss)	552	515	1,196	659
Interest expense	(3,813)	(3,682)	(11,991)	(11,852)
Total other expenses	(3,261)	(3,167)	(10,795)	(11,193)
Income from continuing operations before provision for income taxes and minority interest	32,328	7,832	93,965	68,078
Provision for income taxes	8,107	(1,529)	18,811	13,004
Minority interest in net income of subsidiary	—	—	—	(2,900)
Net income	24,221	9,361	75,154	57,974

Basic earnings per common share	$0.41	$0.16	$1.26	$0.97
Diluted earnings per common share	$0.40	$0.15	$1.25	$0.95
Dividends declared per common share	$0.06	$0.05	$0.17	$0.13

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Realized Gain (Loss) on Investments:
Total other-than-temporary impairment losses	$(3,147)	$(36,662)	$(15,360)	$(44,633)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(3,147)	(36,662)	(15,360)	(44,633)
Other net realized gain (loss) on investments	(8,506)	(9,223)	(13,240)	(8,607)
Net realized investment gain (loss)	$(11,653)	$(45,885)	$(28,600)	$(53,240)

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$75,154	$57,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,650	6,387
Realized loss (gain) marketable securities	15,360	8,607
Non-cash write-down of marketable securities	13,240	44,633
Discount on notes payable	830	407
Stock compensation expense	3,024	2,314
Bad debt expense	1,950	1,812
Foreign currency (gain)	(1,196)	(659)
Changes in assets - (increase) decrease:
Premium and notes receivable	8,240	(127,090)
Reinsurance recoverable	23,713	(173,804)
Reinsurance recoverable – related party	(63,874)	(131,656)
Deferred policy acquisition costs, net	(62,724)	(23,164)
Prepaid reinsurance premiums	(8,689)	(26,163)
Prepaid reinsurance premiums – related party	5,190	(101,961)
Prepaid expenses and other assets	7,992	(9,323)
Deferred tax asset	38,540	(28,711)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	(6,021)	4,829
Reinsurance premium payable – related party	(9,500)	69,683
Loss and loss expense reserve	46,000	231,573
Unearned premiums	30,537	205,918
Funds held under reinsurance treaties	730	50,859
Accrued expenses and other current liabilities	2,462	27,562
Net cash provided by operating activities	127,608	90,027
Cash flows from investing activities:
Net sales (purchases) of securities with fixed maturities	2,445	(194,564)
Net sales of equity securities	6,682	17,832
Net sales of other investments	2,001	11,175
Note receivable - related party	-	(2,000)
Acquisition of subsidiary, net of cash obtained	-	(55,883)
Acquisition of renewal rights	(6,404)	(2,950)
Purchase of property and equipment	(2,334)	(1,719)
Net cash provided by (used in) investing activities	2,390	(228,109)
Cash flows from financing activities:
Repurchase agreements, net	(27,615)	163,660
Term loan borrowing	-	40,000
Term loan payment	(10,000)	(3,333)
Non-interest bearing note payment	(7,500)	-
Debt financing fees	-	(52)
Repurchase of common stock	(6,086)	-
Stock option exercise	183	334
Dividends distributed on common stock	(9,530)	(7,197)
Net cash (used in) provided by financing activities	(60,548)	193,412
Effect of exchange rate changes on cash	1,657	(2,571)
Net increase in cash and cash equivalents	71,107	52,759
Cash and cash equivalents, beginning of the period	192,053	145,337
Cash and cash equivalents, end of the period	$263,160	$198,096
Supplemental Cash Flow Information:
Income tax payments	$9,282	$21,678
Interest payments on debt	13,718	10,250

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to us.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162  (“The Codification”).  The Codification supersedes all existing U.S. accounting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic and will serve as the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles.  The codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

           In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets.  The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 has not yet been adopted into Codification.  SFAS 166 requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets.  SFAS 166 is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the provisions of SFAS 166 will have a material effect on its results of operations, financial position or liquidity.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R) has not yet been adopted into Codification.  The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  The revised guidance also requires an entity to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  The revised guidance requires additional disclosures about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.  The revised guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the revised guidance will have a material effect on its results of operations, financial position or liquidity.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The adoption of the new guidance on April 1, 2009 had no effect on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments.  Under the new guidance, which is now part of ASC 320, Investments – Debt and Equity Securities, an other than temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery.  Additionally, the new guidance changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis.  For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income.  The new guidance also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement.

In addition to the changes in measurement and presentation, the new guidance is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods.  The new guidance was effective for interim periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The Company adopted the new guidance on April 1, 2009.  The adoption did not have a material impact on its results of operations, financial position, or liquidity.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods.  The provisions of the new guidance were effective for interim periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The Company adopted the new provisions on April 1, 2009 and the adoption did not have a material effect on its results of operations, financial position or liquidity.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of ASC 820, Fair Value Measurments and Disclosures, requires disclosure about fair value of financial instruments in interim and annual financial statements.   The new guidance was effective for periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The Company adopted the new provisions on April 1, 2009 and the adoption did not have a material effect on its results of operations, financial position or liquidity.

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination.  Under the revised guidance, which is now part of ASC 805, Business Combinations, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency (best estimate) is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies.  The adoption of the revised guidance on January 1, 2009 had no effect on the Company’s results of operations, financial position or liquidity.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transaction are participating securities.  The new guidance, which is now part of ASC 260, Earnings per Share, clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method.  This new guidance was effective for financial statements issued for fiscal years which began after December 15, 2008 and required all presented prior-period earnings per share data to be adjusted retrospectively.  The new guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now part of ASC 350, Intangibles – Goodwill and Other, amends the factors that should be considered in developing assumptions about renewals or extensions used in estimating the useful life of a recognized intangible.  The revised guidance was effective for financial statements issued for fiscal years which began after December 15, 2008. The measurement provisions of the revised guidance relate only to intangible assets of the Company acquired after the effective date.  The revised guidance did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, Derivatives and Hedging Activities, requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The new guidance was effective for financial statements issued for fiscal years and interim periods which began after November 15, 2008.  The new guidance did not have a material impact   on the Company’s consolidated results of operations, financial position or liquidity.

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805, Business Combinations, requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  In addition, the revised guidance includes recognition, classification and measurement guidance for assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.  The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009.

In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, Consolidation, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated statements.  The new guidance became effective on a prospective basis beginning January 1, 2009, except for presentation and disclosure requirements which are applied on a retrospective basis for all periods presented.  The new guidance did not have a material impact on the Company's consolidated results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The original cost, estimated fair value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2009, are presented in the table below:

(Amounts in thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$5,266	$-	$(1,120)	$4,146
Common stock	61,740	7,340	(19,659)	49,421
U.S. treasury securities	15,692	768	(41)	16,419
U.S. government agencies	6,570	581	-	7,151
Municipal bonds	27,203	1,896	(2)	29,097
Corporate bonds:
Finance	314,611	5,627	(25,757)	294,481
Industrial	109,211	9,142	(6,196)	112,157
Utilities	12,141	1,269	(252)	13,158
Commercial mortgage backed securities	3,340	102	-	3,442
Residential mortgage backed securities:
Agency backed	499,957	16,328	(2,333)	513,952
Non-agency backed	7,796	-	(46)	7,750
Asset-backed securities	3,590	222	(48)	3,764
	$1,067,117	$43,275	$(55,454)	$1,054,938

 During the three months ended June 30, 2009, the Company disposed of a portion of its fixed maturities classified as held to maturity.  As such, the Company assessed the appropriateness of its remaining fixed maturity portfolio classified as held to maturity.  The Company determined that all remaining fixed maturities should be classified as available for sale under the provisions of FASB ASC 320-10 (Prior authoritative literature: SFAS 115, Accounting for Certain Investments in Debt and Equity Securities).  The effect of this one time reclassification increased the carrying value of the fixed maturities by approximately $1,000.

(b) Investment Income

Net investment income for the three and nine months ended September 30, 2009 and 2008 were derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Fixed maturities	$11,647	$10,513	$35,111	$33,579
Equity securities	1,686	811	2,037	1,616
Cash and cash equivalents	336	5,777	3,908	12,646
Loss on equity investment	(166)	(177)	(785)	(738)
Note receivable - related party	829	796	2,462	2,365
	14,332	17,720	42,733	49,468
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	253	2,329	1,483	6,356
	$14,079	$15,391	$41,250	$43,112

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments to be subject to impairment testing when an asset is in an unrealized loss position in excess of 35% of cost basis and has been in an unrealized loss position for 24 months or more.

Based on guidance in FASB ASC 320-10-65 (Prior authoritative literature: FSP 115-2 Recognition and Presentation of Other-Than-Temporary-Impairments), in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors.  The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an Other Than Temporary Impairment (“OTTI”) with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax.  OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment.  The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.  OTTI charges of our fixed-maturities and equity securities for the three months and nine months ended September 30, 2009 and 2008 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Equity securities recognized in earnings	$3,147	$5,343	$11,108	$13,314
Fixed maturities recognized in earnings	-	31,319	4,252	31,319
	$3,147	$36,662	$15,360	$44,633

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2009:

	Less Than 12 Months			12 Months or More			Total
(Amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses

Common and preferred stock	$688	$(655)	9	$21,510	$(20,124)	117	$22,198	$(20,779)
U.S. treasury securities	902	(41)	2	—	—	—	902	(41)
Municipal bonds	—	—	—	350	(2)	1	350	(2)
Corporate bonds:
Finance	28,749	(3,914)	14	146,144	(21,843)	33	174,893	(25,757)
Industrial	—	—	—	22,434	(6,196)	11	22,434	(6,196)
Utilities	—	—	—	2,834	(252)	3	2,834	(252)
Commercial mortgage backed securities	200	—	2	—	—	—	200	—
Residential mortgage backed securities:
Agency backed	38,923	(576)	3	131,406	(1,757)	12	170,329	(2,333)
Non-agency backed	7,729	(34)	1	22	(12)	1	7,751	(46)
Asset-backed securities	—	—	—	264	(48)	1	264	(48)
Total temporarily impaired	$77,191	$(5,220)	31	$324,964	$(50,234)	179	$402,155	$(55,454)

There are 210 securities at September 30, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps, Credit Default Swaps and Contracts for Differences as of September 30, 2009:

	Remaining Life of Notional Amount (1)
(Amounts in thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$23,333	$—	$—	$23,333
Credit default swaps	—	12,000	—	—	12,000
Contracts for differences	—	—	2,066	—	2,066
	$—	$35,333	$2,066	$—	$37,399

(1)      Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.  The Company records changes in valuation on its hedge positions as a component of other comprehensive income.  Additionally, the Company records changes in valuation on its interest rate swap related to its term loan (See “Note 5. Debt”) as a component of interest expense.

(e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2009 was $14,040 for corporate bonds and $3,701 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2009. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of September 30, 2009, there were $256,877 principal amount outstanding at interest rates between 0.35% and 0.55%.  Interest expense associated with these repurchase agreements for the three months ended September 30, 2009 and 2008 was $280 and $2,300, respectively, of which $150 was accrued as of September 30, 2009.  Interest expense associated with the repurchase agreements for the nine months ended September 30, 2009 and 2008 was $1,483 and $6,300, respectively.  The Company has approximately $261,500 of collateral pledged in support of these agreements.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from nationally recognized third-party pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value.  This pricing method is used, primarily, for fixed maturities. The fair value estimates provided by the pricing service are included in the Level 2 hierarchy.  If the Company determines that the fair value estimate provided by the pricing service does not represent fair value or if quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on dealer quotations of the bid price for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy.

Fixed Maturities.  The Company utilized a pricing service to estimate fair value measurements for over 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated it will produce an estimate of fair value only if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities. While virtually all of the Company’s fixed maturities are included in Level 1 or Level 2, the Company holds a small percentage, approximately 0.1%, of investments which were not valued by a pricing service. Typically, the Company estimates the fair value of these fixed maturities using a pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of unobservable market information, the Company includes the fair value estimates for these investments in Level 3. At September, 30, 2009 the Company held certain fixed maturity investments, which included corporate and bank debt, that were not suitable for matrix pricing. For these assets, a quote is obtained from a market maker broker. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Derivatives.  The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. Derivatives, as defined in FASB ASC 815-10-15 (Prior authoritative literature: SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”), are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index.  The Company carries all derivatives on its consolidated balance sheet at fair value.  The changes in fair value of the derivative are presented as a component of operating income.  Changes in fair value of a derivative used as a hedge are presented as a component of other comprehensive income.  The Company primarily utilizes the following types of derivatives at any one time:

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

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2009:

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Fixed securities	$1,001,371	$16,419	$983,612	$1,340
Equity securities	53,567	53,567	-	-
Other investments	11,457	-	-	11,457
	$1,066,395	$69,986	$983,612	$12,797
Liabilities:
Securities sold but not yet purchased, market	$17,741	$3,701	$14,040	$-
Securities sold under agreements to repurchase, at contract value	256,877	-	256,877	-
Derivatives	3,422	-	-	3,422
	$278,040	$3,701	$270,917	$3,422

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and financial liabilities as of September 30, 2009:

(Amounts in thousands)	Assets	Liabilities	Total
Three months ended September 30, 2009:
Beginning balance as of July 1, 2009	$18,757	$(2,320)	$16,437
Total net losses for the quarter included in:
Net income	-	(554)	(554)
Other comprehensive loss	-	(548)	(548)
Purchases, sales, issuances and settlements, net	(5,960)	-	(5,960)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of September 30, 2009	$12,797	$(3,422)	$9,375

(Amounts in thousands )	Assets	Liabilities	Total
Nine months ended September 30, 2009:
Beginning balance as of January 1, 2009	$21,352	$(1,439)	$19,913
Total net losses for the quarter included in:
Net income	(39)	(677)	(716)
Other comprehensive loss	-	(1,306)	(1,306)
Purchases, sales, issuances and settlements, net	(8,516)	-	(8,576)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of September 30, 2009	$12,797	$(3,422)	$9,375

5.	Debt

Junior Subordinated Debt

The Company established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company.  In accordance with FASB ASC 810-10-25 (Prior authoritative literature: FIN 46(R) “Consolidation of Variable Interest Entities”), the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of September 30, 2009 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity.  The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of September 30, 2009:

(Amounts in thousands ) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	%(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary in 2011.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary in 2012.

The Company recorded $2,487 and $2,531 of interest expense for the three months ended September 30, 2009 and 2008, respectively, and $7,591 and $7,591 of interest expense for the nine months ended September 30, 2009 and 2008, respectively, related to these trust preferred securities.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of the loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable interest rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which is 185 basis points. As of September 30, 2009 the interest rate was 2.184%. The Company recorded $349 and $638 of interest expense for the three months ended September 30, 2009 and 2008, respectively, and $1,191 and $789 of interest expense for the nine months ended September 30, 2009 and 2008, respectively. The Company can prepay any amount after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from variable to fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points or 5.32% and receives a variable rate in return based on LIBOR plus a margin rate, which is 185 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest expense (income) of $159 and $(34) for the three months ended September 30, 2009 and 2008, respectively, and $598 and $(34) for the nine months ended September 30, 2009 and 2008 related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500, the first of which was paid in 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012.  Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances involving default of payment or change of control of the Company. The Company included $234 and $306 of amortized discount on the note in its results of operations for the three months ended September 30, 2009 and 2008, respectively and $830 and $407 for the nine months ended September 30, 2009 and 2008, respectively. The note’s carrying value at September 30, 2009 was $20,891.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line is being used for collateral for letters of credit.  On June 30, 2009, the Company amended this agreement, whereby, the line increased in the aggregate amount to $30,000 and its term was extended to June 30, 2010.  The Company incurred fees of $30 for this amendment.  Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of September 30, 2009 there was no outstanding balance on the line of credit. The Company has outstanding letters of credit in place at September 30, 2009 for $22,895 that reduced the availability on the line of credit to $7,105 as of September 30, 2009.

Maturities of Debt

Maturities of the Company’s debt for the remainder of 2009 and future periods are as follows:

(Amounts in thousands)	2009	2010	2011	2012	2013	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	3,333	13,333	6,667	—	—	—
Promissory note	—	6,492	7,037	7,362	—	—
Total	$3,333	$19,825	$13,704	$7,362	$—	$123,714

6.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Policy acquisition expenses	$27,572	$32,216	$91,596	$73,215
Salaries and benefits	20,299	17,902	60,240	47,548
Other insurance general and administrative expense	15,283	3,431	34,059	28,809
	$63,154	$53,549	$185,895	$149,572

7.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Net income available to common shareholders	$24,221	$9,361	$75,154	$57,974

Weighted average number of common shares outstanding – basic	59,324	59,995	59,475	59,985
Potentially dilutive shares:
Dilutive shares from stock-based compensation	664	821	436	921
Weighted average number of common shares outstanding – dilutive	59,988	60,816	59,911	60,906

Basic earnings per common share	$0.41	$0.16	$1.26	$0.97

Diluted earnings per common share	$0.40	$0.15	$1.25	$0.95

As of September 30, 2009, there were approximately 1,024 of anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The Company recognizes compensation expense under FASB ASC 718-10-25 (Prior authoritative literature: SFAS No. 123(R) “Share-Based Payment”) for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  ASC 718-10-30 fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $1,212 and $819 related to stock options for the three months ended September 30, 2009 and 2008, respectively and $3,024 and $2,314 for the nine months ended September 30, 2009 and 2008, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the nine months ended September 30, 2009 and 2008:

	2009		2008
(Amounts in thousands except per share)	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	3,728	$7.00-15.02	3,126	$7.00-14.55
Granted	543	8.99-11.72	733	12.73-15.02
Exercised	(24)	7.50	(45)	7.50
Cancelled or terminated	(87)	7.50-14.55	(31)	7.50-14.55
Outstanding end of period	4,160	$7.00-15.02	3,783	$7.00-15.02

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $3.02 and $4.46, respectively. As of September 30, 2009 there was approximately $5,313 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Net income	$24,221	$9,361	$75,154	$57,974
Unrealized holding gain (loss) and other	25,441	(30,310)	51,438	(60,726)
Reclassification adjustment	11,336	1,841	25,743	10,073
Foreign currency translation	582	(5,376)	3,705	(4,756)
Comprehensive income (loss)	$61,580	$24,484	$156,040	2,565

10.	Income Taxes

Income tax expense (benefit) for the three months ended September 30, 2009 and 2008 was $8,107 and $(1,529), respectively, and $18,811 and $13,004 for the nine months ended September 30, 2009 and 2008, respectively.  The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Income from continuing operations before provision for income taxes and minority interest	$32,328	$7,832	$93,965	$68,078
Less: minority interest	—	—	—	(2,900)
Income from continuing operations after minority interest before provision for income taxes	$33,328	$7,832	$93,965	$70,978

Income taxes at statutory rates	$11,315	$2,741	$32,888	$24,842
Effect of income not subject to U.S. taxation	(3,791)	(4,438)	(13,679)	(12,306)
Other, net	583	168	(398)	468
Provision for income taxes as shown on the consolidated statements of earnings	$8,107	$(1,529)	$18,811	$13,004
GAAP effective tax rate	25.1%	(19.5)%	20.0%	18.3%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statute of limitation is open for tax years ended December 31, 2004 and forward. At September 30, 2009, the Company has approximately $1,520 of accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10 (Prior authoritative literature: FIN 48 “Accounting for Uncertainty in Income Taxes”).

During 2007, the Company, while performing a review of the income tax return filed with the Internal Revenue Service (“IRS”) for calendar year ending December 31, 2006, determined an issue existed per FASB ASC 740-10 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $942 (including $125 for penalties and interest) and has reflected this position, per FASB ASC 740-10 guidelines, in the consolidated financial statements.

During 2006, the IRS completed an audit of the 2002 and 2003 consolidated federal income tax returns of the Company’s subsidiaries, Associated Industries Insurance Services, Inc. (now known as AmTrust North America of Florida, Inc.) (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”), which the Company acquired in 2007.  The field examiner indicated Associated underpaid its liability by approximately $3,200 and assessed interest and penalties of $600.  During 2006, Associated’s prior management accrued a liability for its best estimate of a settlement with the IRS. Although Associated’s prior management disagreed with the majority of the positions taken by the examiner and appealed the assessment, the Company estimated the potential liability related to the audit to be $4,325 (including $1,395 for penalties and interest) and, in accordance with FASB ASC 740-10 guidelines, reflected that position in the Company’s consolidated financial statements.  In October 2008, the appeals officer found in favor of Associated on substantially all issues and agreed to abate all related penalties.  In August 2009, the IRS, in accordance with the appeals officer’s findings, issued an assessment of additional tax in the aggregate amount of $350.  In September 2009, the IRS assessed interest in the total amount of $287.  The Company accepted the assessments and made payment of the additional tax in full in the third quarter of 2009 and the related interest payment in October 2009.  As a result of these payments, the Company believes the aforementioned liabilities have been settled with the IRS.

During the second quarter 2008, the IRS commenced an audit of Associated’s consolidated federal tax return for 2006.  As a result of the audit, the IRS proposed adjustments resulting in additional tax in the total amount of $169 for 2006 and the period ended August 31, 2007.  The Company has accepted the proposed adjustments.  The Company expects to receive a deficiency notice reflecting the proposed adjustments in the fourth quarter of 2009.  The Company intends to make payment upon receipt of the deficiency notice.  In addition, the Company has estimated interest due on the additional tax in the amount of $78.

11.	Related Party Transactions

Reinsurance Agreement

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. As of September 30, 2009, Michael Karfunkel owns or controls 15% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls 10.5% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls 5.7% of the issued and outstanding stock of Maiden.  Mr. Zyskind serves as the non-executive Chairman of the Board of Maiden’s Board of Directors.  Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

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

AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business.  In June 2008, AII, pursuant to the Maiden Quota Share, offered to cede to Maiden Insurance and Maiden Insurance agreed to assume 100% of unearned premium and losses related to in-force retail commercial package business assumed by the Company in connection with its acquisition of UBI, the commercial package business of Unitrin, Inc. (“Unitrin”) from a subsidiary of Unitrin and 40% of prospective net premium written and losses related to retail commercial package business.  In September 2008, AII, pursuant to the Maiden Quota Share, offered to cede and Maiden Insurance agreed to assume 40% of the net premium written and losses with respect to certain business written by AmTrust’s Irish insurance subsidiary, AIU, for which AIU retains in excess of $5,000 per loss (“Excess Retention Business”).

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business and the AIU Excess Retention Business and 34.375% with respect to retail commercial package business. The Maiden Quota Share, which had an initial term of three years, has been renewed for a successive three year term until June 30, 2013 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

The following is the effect on the Company’s balance sheet as of September 30, 2009 and December 31, 2008 and the results of operations for the three and nine months ended December 31, 2009 and 2008 related to the Maiden Quota Share agreement:

(Amounts in thousands)	As of September 30, 2009	As of December 31, 2008
Assets and liabilities:
Reinsurance recoverable	$285,088	221,214
Prepaid reinsurance premium	238,321	243,511
Ceded reinsurance premiums payable	(93,407)	(102,907)
Note payable	(167,975)	(167,975)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Results of operations:
Premium written - ceded	$(92,168)	$(102,680)	$(269,727)	$(353,697)
Change in unearned premium - ceded	2,694	(9,022)	(2,059)	101,960
Earned premium - ceded	$(89,474)	$(111,702)	$(271,786)	$(251,737)

Ceding commission on premium written	$29,462	$32,289	$84,585	$113,034
Ceding commission – deferred	(575)	1,654	2,950	(24,135)
Ceding commission - earned	$28,887	$33,943	$87,535	$88,899

Incurred loss and loss adjustment expense - ceded	$61,712	$87,984	$199,825	$177,991
Interest expense	499	1,238	1,623	3,933

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers domiciled in the U.S., AII currently has outstanding a collateral loan issued to Maiden Insurance in the amount of $167,975 (See Note Payable - Collateral for Proportionate Share of Reinsurance Obligation).  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries.  The amount of this collateral as of September 30, 2009 was $157,007. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $1,348 and $1,320 of brokerage commission during the three months ended September 30, 2009 and 2008, respectively and $3,577 and $4,458 during the nine months ended September 30, 2009 and 2008, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden and its affiliates.  The Company currently has approximately $1,600,000 of assets under management as of September 30, 2009 related to this agreement.  Pursuant to the asset management agreement, AmTrust earned an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred.  Effective April 1, 2008, the investment management services fee was reduced to 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000.  As a result of this agreement, the Company earned approximately $616 and $500 of investment management fees for the three months ended September 30, 2009 and 2008, respectively and $1,831 and $1,459 for the nine months ended September 30, 2009 and 2008, respectively.

Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to the amount required to reimburse AmTrust for its costs plus 8%.  As a result of this agreement, the Company recorded approximately $48 and $338 for the three months ended September 30, 2009 and 2008, respectively, and $383 and $836 for the nine months ended September 30, 2009 and 2008, respectively.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations.  The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of September 30, 2008. The Company recorded $499 and $1,238 of interest expense during the three months ended September 30, 2009 and 2008, respectively, and $1,623 and $3,933 during the nine months ended September 30, 2009 and 2008, respectively.

Other Reinsurance Agreement

    Effective January 1, 2008, Maiden became a participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provides coverage in the amount of $9,000 per occurrence in excess of $1,000, subject to an annual aggregate deductible of $1,250.  Maiden has a 45% participation in the layer.

Leap Tide Capital Management

In December 2006, the Company formed a wholly-owned subsidiary currently named Leap Tide Capital Management, Inc. (LTCMI).  LTCMI currently manages approximately $47,000 of the Company’s investment portfolio.

Concurrently with the aforementioned formation, the Company formed Leap Tide Partners, L.P. (“LTP”), a domestic partnership and Leap Tide Offshore, Ltd. (“LTO”), a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in vehicles managed by LTCMI (the “Hedge Funds”).  The Company also is a member of Leap Tide Capital Management G.P., LLC (“LTGP ”), which is the general partner of LTP.  LTCMI earns a management fee equal to 1% of LTP’s and LTO’s assets.  LTCMI earns an incentive fee of 20% of the cumulative profits of the LTO. LTGP earns an incentive fee of 20% of the cumulative profits of each limited partner of LTP, 50% of which is allocated to the Company’s membership interest.  As of September 30, 2009, the current value of the invested funds in the Hedge Funds was approximately $17,000.  The majority of funds invested in the Hedge Funds were provided by members of the Karfunkel family.  The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did not violate the Company’s Code of Business Conduct and Ethics.

Through March 31, 2008 the Company consolidated LTP in accordance with FASB ASC 810-20-25 (Prior authoritative literature: EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”), as the rights of the limited partners did not overcome the rights of LTGP, as general partner. Effective April 1, 2008, the limited partnership agreement was amended such that a majority of the limited partners had the right to liquidate the limited partnership.  In addition, the Company ceased being the managing member of LTGP. Due to this amendment, in accordance with FASB ASC 810-20-25, the Company ceased to consolidate LTP as of April 1, 2008. Through March 31, 2008, the Company allocated an equivalent portion of the limited partners’ income or loss to minority interest.  For the three and nine months ended September 30, 2009 and 2008, LTP had an investment loss of $0 and $2,900, respectively and resulted in an allocation to minority interest of $0 and $2,900. LTCMI earned approximately $47 and $30 of fees under the agreement during the three and months ended September 30, 2009 and 2008, respectively, and $47 and $111 during the nine months ended September 30, 2009 and 2008, respectively.

Lease Agreements

In 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease whereby it increased its leased space to 14,807 square feet and extended the lease through December 31, 2017. The Company’s Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $168 and $163 for the lease for the three months ended September 30, 2009 and 2008, respectively and $493 and $380 for the nine months ended September 30, 2009 and 2008, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel.  Effective May 1, 2009, the Company entered into an amended lease by which the Company increased its leased space to 7,156 square feet. The Company’s Audit Committee reviewed and approved the lease agreement. The Company paid approximately $48 and $30 for the lease for the three months ended September 30, 2009 and 2008, respectively and $139 and $92 for the nine months ended September 30, 2009 and 2008, respectively.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech.  Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross written premium of approximately $17,200 and $20,800 during the three months ended 2009 and 2008, respectively, and $60,500 and $71,400 during the nine months ended September 30, 2009 and 2008. The Company recorded investment loss of approximately $166 and $177 from its equity investment for the three months ended September 30, 2009 and 2008, respectively and $785 and $738 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 the Company’s equity investment was approximately $1,325. Additionally in 2007, the Company provided Warrantech with $20,000 in funds in exchange for a senior secured note due January 31, 2012 in that principal amount (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of September 30, 2009 the carrying value of the note receivable was $22,247 (note receivable — related party).

12.	Acquisitions

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), its web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operates in 26 states and distributes though a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3,000 which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with FASB ASC 805-10 (Prior authoritative literature: SFAS No 141(R) “Business Combinations”), the Company recorded a provisional purchase price of $6,300 which consisted of $2,800 of renewal rights, $2,300 of distribution networks, $700 of trademarks and $500 of goodwill. The intangible assets were determined to have useful lives of between two years and 15 years. The Company anticipates that the purchase price allocation will be finalized in the fourth quarter of 2009. The Company produced approximately $7,000 of gross written premium in the third quarter of 2009 as a result of this transaction.

During the three months ended March 31, 2009, the Company, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL (“SARL”).  ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta SA, AmTrust Re (Luxembourg) 2007 SA and AmTrust Re SA, respectively.  The purchase price of ACHL was $20 which represented the capital of ACHL.  The acquisition allows the Company to obtain the benefit of the Captives’ utilization of their equalization reserves.  In accordance with FASB ASC 805-10, the Company recorded approximately $12,500 of cash, $66,500 of receivables and $79,000 of loss reserves.  The results of operations have been included since acquisition date.

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

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

▪	Equity and fixed income investments: Fair value disclosures for investments are included in “Note 4 — Fair Value of Financial Instruments.”;
▪	Premiums receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset;
▪
Subordinated debentures and debt:   The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

14.	Contingent Liabilities

The Company’s insurance subsidiaries and other operating subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and loss adjustment expense reserves. The Company’s management believes the resolution of those actions should not have a material adverse effect on the Company’s financial position or results of operations.

15.	Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty Insurance; and Specialty Middle-Market Property and Casualty Insurance. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment the Company identifies those assets that are attributable to a particular segment such as premium receivable, deferred acquisition cost, reinsurance recoverable and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment's proportionate share of the Company's overall acquisition costs. Interest expense and income taxes are allocated based on net written premium by segment. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, commission and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize results of operations for the Company's business segments for the three and nine months ended September 30, 2009 and 2008.

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended September 30, 2009:
Gross written premium	$85,810	$138,917	$71,214	$—	$295,941

Net premium written	47,408	76,793	43,116	—	167,317
Change in unearned premium	8,377	(29,673)	(729)	—	(22,025)
Net premium earned	55,785	47,120	42,387	—	145,292

Ceding commission – primarily related party	10,311	8,031	9,027	—	27,369

Loss and loss adjustment expense	(28,098)	(24,746)	(24,687)	—	(77,531)
Acquisition costs and other underwriting expenses	(24,661)	(18,099)	(20,394)	—	(63,154)
	(52,759)	(42,845)	(45,081)	—	(140,685)

Underwriting income	13,337	12,306	6,333	—	31,976

Commission and fee income	2,943	2,625	-	1,383	6,951
Investment income and realized gain (loss)	637	1,155	634	—	2,426
Other expense	(2,228)	(2,761)	(775)	—	(5,764)
Interest expense	(1,451)	(1,880)	(482)	—	(3,813)
Foreign currency gain	-	552	-	—	552
Provision for income taxes	(3,149)	(3,379)	(1,204)	(375)	(8,107)
Net income	$10,089	$8,618	$4,506	$1,008	$24,221

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Three months ended September 30, 2008:
Gross written premium	$103,568	$130,316	$47,322	$—	$281,206

Net premium written	53,637	63,774	22,018	—	139,429
Change in unearned premium	(22,186)	(29,296)	4,386	—	(47,096)
Net premium earned	31,451	34,478	26,404	—	92,333

Ceding commission – primarily related party	19,513	8,162	9,441	—	37,116

Loss and loss adjustment expense	(13,215)	(8,535)	(15,344)	—	(37,094)
Acquisition costs and other underwriting expenses	(25,472)	(12,895)	(15,182)	—	(53,549)
	(38,687)	(21,430)	(30,526)	—	(90,643)

Underwriting income	12,277	21,210	5,319	—	38,806

Commission and fee income	2,205	4,727	—	1,817	8,749
Investment income and realized gain (loss)	(14,306)	(10,439)	(5,749)	—	(30,494)
Other expenses	(2,362)	(2,651)	(1,049)	—	(6,062)
Interest expense	(1,382)	(1,772)	(528)	—	(3,682)
Foreign currency gain	—	515	—	—	515
Provision for income taxes	2,100	(1,115)	653	(109)	1,529
Net income	$(1,468)	$10,475	$(1,354)	$1,708	$9,361

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Nine months ended September 30, 2009:
Gross written premium	$322,421	$314,260	$197,016	$—	$833,697

Net premium written	172,199	162,306	106,111	—	440,616
Change in unearned premium	3,174	(30,567)	(1,295)	—	(26,098)
Net premium earned	175,373	131,739	107,406	—	414,518

Ceding commission – primarily related party	47,178	20,233	19,827	—	87,238

Loss and loss adjustment expense	(100,582)	(62,089)	(66,360)	—	(229,031)
Acquisition costs and other underwriting expenses	(92,920)	(43,116)	(49,859)	—	(185,895)
	(193,502)	(105,205)	(116,219)	—	(414,926)

Underwriting income	29,049	46,767	11,014	—	86,830

Commission and fee income	9,639	7,310	—	5,063	22,012
Investment income and realized gain (loss)	5,775	4,159	2,716	—	12,650
Other expenses	(7,245)	(6,162)	(3,325)	—	(16,732)
Interest expense	(5,192)	(4,416)	(2,383)	—	(11,991)
Foreign currency gain	-	1,196	—	—	1,196
Provision for income taxes	(6,411)	(9,780)	(1,606)	(1,014)	(18,811)
Net income	$25,615	$39,074	$6,416	$4,049	$75,154

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
Nine months ended September 30, 2008:
Gross written premium	$304,925	$345,393	$166,706	$—	$817,024

Net premium written	145,383	163,853	79,692	—	388,928
Change in unearned premium	(24,995)	(56,693)	(1,549)	—	(83,237)
Net premium earned	120,388	107,160	78,143	—	305,691

Ceding commission – primarily related party	49,690	19,644	23,188	—	92,522

Loss and loss adjustment expense	(62,554)	(56,325)	(47,514)	—	(166,393)
Acquisition costs and other underwriting expenses	(74,305)	(32,794)	(42,473)	—	(149,572)
	(136,859)	(89,119)	(89,987)	—	(315,965)

Underwriting income	33,219	37,685	11,344	—	82,248

Commission and fee income	9,542	7,292	—	6,577	23,411
Investment income and realized gain (loss)	(4,795)	(3,541)	(1,792)	(2,900)	(13,028)
Other expenses	(5,159)	(5,569)	(2,632)	—	(13,360)
Interest expense	(4,576)	(4,941)	(2,335)	—	(11,852)
Foreign currency gain	—	659	—	—	659
Provision for income taxes	(5,218)	(5,717)	(864)	(1,205)	(13,004)
Minority interest in net loss of subsidiary	—	—	—	2,900	2,900
Net income	$23,013	$25,868	$3,721	$5,372	$57,974

The following tables summarize the financial position of the Company's business segments as of September 30, 2009 and December 31, 2008:

(Amounts in thousands)	Small commercial business	Specialty risk and extended warranty	Specialty middle-market property and casualty insurance	Corporate and other	Total
As of September 30, 2009:
Fixed assets	$5,384	$5,016	$3,220	$—	$13,620
Goodwill and intangible assets	82,371	11,750	14,300	—	108,421
Total assets	1,518,082	1,101,016	683,949	—	3,303,047

As of December 31, 2008:
Fixed assets	$6,942	$5,528	$2,637	$—	$15,107
Goodwill and intangible assets	79,199	10,821	12,405	—	102,425
Total assets	1,718,020	933,035	492,838	—	3,143,893

16.	Subsequent Events

Investment in Joint Venture that will purchase GMAC’s U.S. Consumer Property and Casualty Insurance Business

In October 2009, the Company entered into an agreement to make a strategic investment in American Capital Acquisition Corporation (“ACAC”). In connection with the strategic investment, ACAC will acquire from GMAC Insurance Holdings, Inc. (“GMACI”) and Motors Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC's U.S. consumer property and casualty insurance business. The Company will initially invest approximately $42,500 in Convertible Preferred Stock in ACAC. ACAC was formed by the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”). The Trust is controlled by Michael Karfunkel, the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company.  The ultimate beneficiaries of the Trust include Michael Karfunkel’s children one of whom is married to Mr. Zyskind. A special committee of the Company’s board of directors, comprised of independent directors, reviewed, negotiated and approved the strategic investment.

GMAC’s consumer property and casualty insurance business is one of the leading writers of automobile coverages through independent agents in the United States. It utilizes a network of 10,500 agents in 12 core markets, as well as exclusive relationships with 23 affinity partners. GMAC’s U.S. consumer property and casualty insurance business had a net written premium in excess of $1,000 in 2008 that encompassed all fifty states. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition includes ten statutory insurance companies that write the automobile coverages for GMAC. The acquisition is subject to regulatory approval and is expected to close in the first quarter of 2010.

    ACAC, upon the closing of the GMAC acquisition, shall issue and sell to the Company for a purchase price equal to 25% of the capital required by ACAC, 42,500 shares of Series A Preferred Stock (the “Preferred Stock”), the terms of which are described below, which provides for a semi-annual 8% cumulative dividend, is non-redeemable and convertible, at Company’s option, into approximately 21.25% of the issued and outstanding Common Stock.  Initially, the Trust shall be the owner of 100% of the Common Stock of ACAC.  The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and Company’s conversion rights are subject to customary anti-dilution protections.

The Company has the right to appoint one member of ACAC’s board of directors, which consists of three members.  The ACAC board member appointed by the Company must be approved by the independent members of the Board.  Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of the Company’s appointee and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointee).

In consideration of the Company’s strategic investment in ACAC:

(i)
the Company, subject to regulatory approval, will provide ACAC and its affiliates information technology development services at a price of cost plus 20%.  In addition, once a new system to be developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates.

(ii)
the Company, subject to regulatory approval, will also manage the assets of ACAC for a fee on terms comparable to those offered by the Company to Maiden Holdings, Ltd. (See “Note 11. Related Party Transactions”).

(iii)
ACAC will provide the Company with access to its agency sales force to distribute the Company’s products, and ACAC and the Trust will use their best efforts to have said agency sales team appointed as the Company’s agents.

(iv)	ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the Acquisition.
(v)	The Company has the option to reinsure up to 10% of the net premiums of the acquired GMAC business on terms no less favorable than those generally available in the market for similar transactions.

The Company is required to make an initial payment to ACAC for issuance of the Preferred Stock in the amount of approximately $42,500 upon the closing of the GMAC acquisition, which, among other customary conditions, is subject to regulatory approval in several states.  In addition, the Company and the Trust each shall be required to make its proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement, which are payable over a period of three years from the date of the closing of the GMAC acquisition, to the extent that ACAC is unable to otherwise provide for such payments.  The Company’s proportionate share of such deferred payments shall not exceed $22,500.

Acquisition of Watt Re

In October 2009, the Company, through its subsidiary, AmTrust Captive Holdings Limited, acquired all the issued and outstanding stock of Watt Re, a Luxembourg domiciled captive insurance company, from CREOS LUXEMBOURG S.A. (formerly CEGEDEL S.A.) and ENOVOUS Luxembourg S.A. (formerly CEGEDEL PARTICIPATIONS S.A.).  The purchase price of Watt Re was approximately EUR 20,300 which represented loss reserves and capital of Watt Re. Watt Re subsequently changed its name to AmTrust Gamma Re. The acquisition allows the Company to obtain the benefit of the Captive's utilization of its equalization reserves through a series of reinsurance arrangements with a subsidiary of the Company.

There were no other subsequent events requiring adjustment to the financial statements or disclosure through November 9, 2009, the date that the Company’s financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statement

This Form 10-Q contains certain forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby.  These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company’s business activities and availability of funds.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  There can be no assurance that actual developments will be those anticipated by the Company.  Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations.  Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected is contained in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as updated by this Form 10-Q.  The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

In September 2009, the Company acquired from the subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), its web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operates in 26 states and distributes though a network of 13 regional wholesale agencies and over 600 retail agents. The Company produced approximately $7 million of gross written premium in the third quarter of 2009 as a result of this transaction.

During the third quarter of 2008, the Company entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”) for the purpose of producing workers compensation premium. The agency writes premiums in the states of New York, Massachusetts and Texas.  This relationship produced approximately $6 million and $32 million of gross written premium during the three and nine months ended September 30, 2009, respectively. The amount of premium produced from this relationship for the three months ended September 30, 2008 was less than $0.1 million.

During the second quarter of 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”) whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are domiciled in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. In connection with this acquisition, the Company assumed the existing unearned premium of UBI in the amount of $78.2 million and ceded one hundred percent of the unearned premium to Maiden Insurance during the second quarter of 2008. This acquisition produced approximately $15 million and $34 million of gross written premium during the three months ended September 30, 2009 and 2008, respectively, and $79 million and $45 million of gross written premium during the nine months ended September 30, 2009 and 2008, respectively.

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

Net Premium Earned. Net premium earned is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our small commercial business insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2009 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2009 and the other half in 2010. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 32 months, but range in duration from one month to 84 months.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 19.1% and 9.3% for the three months ended September 30, 2009 and 2008, respectively and 21.6% and 21.3% for the nine months ended September 30, 2009 and 2008, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 78.0% and 58.0% for the three months ended September 30, 2009 and 2008, respectively and 79.1% and 73.1% for the nine months ended September 30, 2009 and 2008.  The increase in the combined ratio quarter over quarter resulted primarily from an increase in loss and loss adjustment expenses in the Company’s small commercial business segment and specialty risk and extended warranty segment resulting from the impact in 2008 of the reduction in prior year loss reserves in the approximate amount of $15 million.

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

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross written premium	$295,942	$281,206	$833,698	$817,024

Net premium written	$167,317	$139,429	$440,616	$388,928
Change in unearned premium	(22,025)	(47,096)	(26,098)	(83,237)
Net premium earned	145,292	92,333	414,518	305,691
Ceding commission – primarily related party	27,369	37,116	87,238	92,522
Commission and fee income	6,951	8,749	22,012	23,411
Net investment income	14,079	15,391	41,250	43,112
Net realized loss on investments	(11,653)	(45,885)	(28,600)	(53,240)
Other investment loss on managed assets	-	-	-	(2,900)
Total revenue	182,038	107,704	536,418	408,596

Loss and loss adjustment expense	77,531	37,094	229,031	166,393
Acquisition costs and other underwriting expense	63,154	53,549	185,895	149,572
Other expense	5,764	6,062	16,732	13,360
Total expense	146,449	96,705	431,658	329,325
Operating income from continuing operations	35,589	10,999	104,760	79,271

Other income (expense):
Foreign currency gain (loss)	552	515	1,196	659
Interest expense	(3,813)	(3,682)	(11,991)	(11,852)
Total other expense	(3,261)	(3,167)	(10,795)	(11,193)
Income from continuing operations before provision for income taxes and minority interest	32,328	7,832	93,965	68,078

Provision for income taxes	8,107	(1,529)	18,811	13,004
Minority interest in net loss of subsidiary	-	-	-	(2,900)
Net income	$24,221	$9,361	$75,154	$57,974

Net Realized Gain (Loss) on Investments:
Total other-than-temporary impairment losses	$(3,147)	$(36,662)	$(15,360)	$(44,633)
Portion of loss recognized in other comprehensive income	-	—	-	—
Net impairment losses recognized in earnings	(3,147)	(36,662)	(15,360)	(44,633)
Other net realized gain (loss) on investments	(8,506)	(9,223)	(13,240)	(8,607)
Net realized investment gain (loss)	$(11,653)	$(45,885)	$(28,600)	$(53,240)

Key Measures:
Net loss ratio	53.4%	40.2%	55.3%	54.4%
Net expense ratio	24.6%	17.8%	23.8%	18.7%
Net combined ratio	78.0%	58.0%	79.1%	73.1%

Consolidated Results of Operations for the Three Months Ended September 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $14.7 million or 5.2% to $295.9 million from $281.2 million for the three months ended September 30, 2009 and 2008, respectively. The increase of $14.7 million was attributable to increases of $23.9 million in our specialty middle-market property and casualty business and $8.6 million in our specialty risk and extended warranty business offset by a decrease of $17.8 million in our small commercial business. The increase in our specialty middle market property and casualty business was primarily from organic growth in workers compensation and other commercial package business lines. The increase in the specialty risk and extended warranty business resulted from the underwriting of new coverage plans in 2009, including the assumption of unearned premium of $36 million and the effect of the weakening of the U.S. dollar, which positively impacted gross written premium for the Company’s European business by $9.5 million, partially offset by the effect of the assumption of unearned premium of $47 million in 2008. The decrease in small commercial business gross written premium resulted primarily from state mandated workers’ compensation rate reductions in the state of Florida, lower premium from commercial package business as the Company maintains it pricing discipline and a decline in assigned risk business offset by an increase in gross written premium attributable to the acquisition of the CyberComp distribution network and renewal rights in the third quarter 2009 and the managing general agency agreement with Cardinal Comp entered into the third quarter of 2008.

Net Premium Written. Net premium written increased $27.9 million or 20.0% to $167.3 million from $139.4 million for the three months ended September 30, 2009 and 2008, respectively.  The increase (decrease) by segment was: small commercial business - $(6.2) million; specialty risk and extended warranty - $13.0 million; and specialty middle market - $21.1 million.

Net Premium Earned. Net premium earned increased $53.0 million or 57.4% to $145.3 million from $92.3 million for the three months ended September 30, 2009 and 2008.  The increase by segment, was: small commercial business - $24.3 million; specialty risk and extended warranty - $12.7 million; and specialty middle market - $16.0 million.

Ceding Commission.   Ceding commission represents commission earned, primarily, through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the three months ended September 30, 2009 and 2008 was $27.4 million and $37.1 million, respectively.  The decrease in 2009 relates, primarily, to the impact in 2008 of ceding commission in the amount of $11.5 million earned in the third quarter of 2008 as a result of the cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Commission and Fee Income. Commission and fee income decreased $1.7 million or 20.5% to $7.0 million from $8.7 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease was attributable primarily to a reduction in fees earned from investment management services and servicing carrier contracts for state workers’ compensation assigned risk plans partially offset by an increase in administration fees from new warranty business.

Net Investment Income. Net investment income decreased $1.3 million or 8.5% to $14.1 million from $15.4 million for the three months ended September 30, 2009 and 2008, respectively. The change period over period related primarily to a decline in the yields on the Company’s fixed maturities from 4.6% in 2008 to 4.0% in 2009.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended September 30, 2009 were $11.7 million, compared to net realized losses of $45.9 million for the same period in 2008.  During the three months ended September 30, 2009, realized losses related primarily to losses from sales of underperforming equity securities and the non-cash write-down of $3.2 million of two equity securities that were determined to be other-than-temporarily impaired. During the three months ended September 30, 2008, realized losses related primarily to the non-cash write-down of $31.3 million related to two fixed income securities, Lehman Brothers Holdings and Washington Mutual, that were determined to be other than temporarily impaired.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $40.4 million or 109% to $77.5 million for the three months ended September 30, 2009 from $37.1 million for the three months ended September 30, 2008. The Company’s loss ratio for the three months ended September 30, 2009 and 2008 was 53.4% and 40.2%, respectively.  The loss ratio increased on a consolidated basis quarter over quarter primarily because of the impact in 2008 of the reduction in prior year loss reserves in the approximate amount of $15 million.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $9.7 million or 17.9% to $63.2 million for the three months ended September 30, 2009 from $53.5 million for the three months ended September 30, 2008. The expense ratio increased to 24.6% from 17.8% for the three months ended September 30, 2009 and 2008, respectively. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included ceding commission earned on $33.5 million of premium which was part of the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition.  The reduction in ceding commission in 2009 had the effect of increasing acquisition costs on a consolidated basis and for each segment compared to the corresponding period in 2008.

Operating Income from Continuing Operations. Income from continuing operations increased $24.6 million or 224% to $35.6 million from $11.0 million for the three months ended September 30, 2009 and 2008, respectively. The change in income from continuing operations from 2008 to 2009 resulted primarily from the reduction in realized losses on the Company’s investment portfolio offset partially by increased acquisition costs and other underwriting expenses.

Interest Expense. Interest expense for the three months ended September 30, 2009 was $3.8 million, compared to $3.7 million for the same period in 2008.  The increase related to interest expense on the interest rate swap agreement that the Company entered into June 4, 2008 in connection with the Company’s $40 million term loan offset by lower borrowing costs on the Company’s collateral loan with Maiden in 2009.

Income Tax Expense (Benefit).  Income tax expense for the three months ended September 30, 2009 was $8.1 million, which resulted in an effective tax rate of 25.0%.  Income tax expense for the three months ended September 30, 2008 was $(1.5) million, which resulted in an effective tax rate of (19.5)%.  The increase in the Company’s effective rate resulted, primarily, from an increase to operating income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Consolidated Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $16.7 million or 2.0% to $833.7 million from $817.0 million for the nine months ended September 30, 2009 and 2008, respectively. The increase of $16.7 million was attributable to a $17.5 million increase in our small commercial business, a $30.3 million increase in our specialty middle-market property and casualty business offset by a decrease of $31.1 million in our specialty risk and extended warranty business.  The increase in small commercial business resulted primarily from gross written premium attributable to the UBI acquisition in the second quarter of 2008, the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008, and the acquisition of the CyberComp distribution network and renewal rights in the third quarter 2009 partially offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business.  The increase in our specialty middle market property and casualty business was primarily from organic growth in workers compensation and other commercial package business. The decrease in the specialty risk and extended warranty business resulted from the impact of the assumption in 2008 of unearned premium of $47 million and the strengthening of the U.S. dollar in the first half of 2009 on the Company’s European business, which negatively impacted gross written premium by approximately $10 million for the nine months ended September 30, 2009 partially offset by the impact of the assumption in 2009 of unearned premium of $36 million.

Net Premium Written.  Net premium written increased $51.7 million or 13.2% to $440.6 million from $388.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase (decrease), by segment, was: small commercial business - $26.8 million; specialty risk and extended warranty - $(1.5) million; and specialty middle market - $26.4 million.

Net Premium Earned.  Net premium earned increased $108.8 million or 35.6% to $414.5 million from $305.7 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase by segment, was: small commercial business - $55.0 million; specialty risk and extended warranty - $24.5 million; and specialty middle market - $29.3 million.

Ceding Commission.   Ceding commission represents commission earned, primarily, through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the nine months ended September 30, 2009 and 2008 was $87.2 million and $92.5 million, respectively.  The decrease in 2009 relates, primarily, to the impact in 2008 of ceding commission in the amount of $15.4 million earned in the nine months ended September 30, 2008 as a result of cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Commission and Fee Income. Commission and fee income decreased $1.4 million or 5.9% to $22.0 million from $23.4 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was attributable primarily to a reduction in fees earned from investment management services and servicing carrier contracts for state workers’ compensation assigned risk plans partially offset by an increase in administration fees from new warranty business.

Net Investment Income.   Net investment income decreased $1.8 million or 4.3% to $41.3 million from $43.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The change period over period related primarily to a decline in the yields on the Company’s fixed maturities from 4.6% in 2008 to 4.0% in 2009.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the nine months ended September 30, 2009 were $28.6 million, compared to net realized losses of $53.2 million for the same period in 2008.  During the nine months ended September 30, 2009, realized losses related to certain sales of underperforming investments in the Company’s fixed income portfolio and non-cash write-downs of four equity securities and one fixed maturity security of $13.1 million that were determined to be other-than-temporarily impaired. During the nine months ended September 30, 2008, realized losses related primarily to the non-cash write-down of $31.3 million related to two fixed income securities, Lehman Brothers Holdings and Washington Mutual, that were determined to be other than temporarily impaired and realized losses related to certain sales of underperforming investments in the Company’s fixed income portfolio.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $62.6 million or 37.6% to $229.0 million for the nine months ended September 30, 2009 from $166.4 million for the nine months ended September 30, 2008. The Company’s loss ratio for the nine months ended September 30, 2009 and 2008 was 55.3% and 54.4%, respectively. The loss ratio increased on a consolidated basis for the nine months ended September 30, 2009 over the nine months ended September 30, 2008 primarily because of the impact in 2008 of the reduction during the third quarter of 2008 in prior year loss reserves in the approximate amount of $15 million.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $36.3 million or 24.2% to $185.9 million for the nine months ended September 30, 2009 from $149.6 million for the nine months ended September 30, 2008. The expense ratio increased to 23.8% from 18.7% for the nine months ended September 30, 2009 and 2008, respectively. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included ceding commission earned on $44.7 million of premium which was part of the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition. The reduction in ceding commission had the effect of increasing acquisition costs on a consolidated basis and for each segment compared to the corresponding period in 2008.

Operating Income from Continuing Operations. Income from continuing operations increased $25.5 million or 32.1% to $104.8 million from $79.3 million for the nine months ended September 30, 2009 and 2008, respectively. The change in income from continuing operations from 2008 to 2009 resulted primarily from a reduction in realized losses on the Company’s investment portfolio.

Interest Expense.   Interest expense for the nine months ended September 30, 2009 and September 30, 2008 was $12.0 million and $11.9 million, respectively.  Interest expense was consistent for the two periods as lower borrowing costs on the Company’s collateral loan of $168 million were offset by an increase from the full year impact of interest expense related to the Company’s $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

Income Tax Expense (Benefit).  Income tax expense for the nine months ended September 30, 2009 was $18.8 million, which resulted in an effective tax rate of 20.0%.  Income tax expense for the nine months ended September 30, 2008 was $13.0 million, which resulted in an effective tax rate of 18.3%. The increase in the Company’s effective rate resulted, primarily, from an increase to operating income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 partially offset by a one-time income benefit related to the acquisition of ACHL in the first half of 2009.

Small Commercial Business Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross Written Premium	$85,810	$103,568	$322,421	$304,925

Net premium written	47,408	53,637	172,199	145,383
Change in unearned premium	8,377	(22,186)	(3,174)	(24,995)
Net premium earned	55,785	31,451	175,373	120,388

Ceding commission revenue – primarily related party	10,311	19,513	47,178	49,690

Loss and loss adjustment expense	(28,098)	(13,215)	(100,582)	(62,554)
Acquisition costs and other underwriting expenses	(24,661)	(25,742)	(92,920)	(74,305)
	(52,759)	(38,687)	(193,502)	(136,859)
Net premiums earned less expenses included in combined ratio (Underwriting income)	$13,337	$12,277	$29,049	$33,219

Key Measures:
Net loss ratio	50.4%	42.0%	57.4%	52.0%
Net expense ratio	25.7%	19.0%	26.1%	20.4%
Net combined ratio	76.1%	61.0%	83.5%	72.4%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	24,661	25,472	92,920	74,305
Less: ceding commission revenue – primarily related party	10,311	19,513	47,178	49,690
	14,347	5,959	45,742	24,615
Net premium earned	55,785	31,451	175,373	120,388
Net expense ratio	25.7%	19.0%	26.1%	20.4%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2009 and 2008

Gross Written Premium. Gross written premium decreased $17.8 million or 17.1% to $85.8 million for the three months ended September 30, 2009 from $103.6 million for the three months ended September 30, 2008.  The decrease in small commercial business gross written premium resulted primarily from state mandated workers’ compensation rate reductions in the state of Florida, lower premium from the commercial package business as the Company maintains it pricing discipline and a decline in assigned risk business partially offset by additional premium resulting from the acquisition from Swiss Re during the third quarter of 2009 of access to the distribution network and renewal rights of CyberComp and the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008.

Net Premium Written. Net premium written decreased $6.2 million or 11.6% to $47.4 million for the three months ended September 30, 2009 from $53.6 million for the three months ended September 30, 2008. The decrease in net premium written resulted from a decrease of gross written premium for the three months ended September 30, 2009 compared to gross written premium for the three months ended September 30, 2008.

Net Premium Earned.  Net premium earned increased $24.3 million or 77.3% to $55.8 million for the three months ended September 30, 2009 from $31.5 million for the three months ended September 30, 2008.  As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended September 30, 2009 compared to the twelve months ended September 30, 2008.

Ceding Commission.   Ceding commission represents commission earned, primarily, through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the three months ended September 30, 2009 and 2008 was $10.3 million and $19.5 million, respectively.  The decrease in 2009 relates, primarily, to the impact in 2008 of the segment’s proportionate share of ceding commission earned in the third quarter of 2008 as a result of the cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $14.9 million or 112.6% to $28.1 million for the three months ended September 30, 2009 from $13.2 million for the three months ended September 30, 2008. The Company’s loss ratio for the segment for the three months ended September 30, 2009 increased to 50.4% from 42.0% for the three months ended September 30, 2008. The loss ratio increased quarter over quarter primarily because of the impact in 2008 of the reduction during the third quarter of 2008 in prior year loss reserves in the approximate amount of $8 million.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses decreased $0.8 million or 3.1% to $24.7 million for the three months ended September 30, 2009 from $25.7 million for the three months ended September 30, 2008. The expense ratio increased to 25.7% for the three months ended September 30, 2009 from 19.0% for the three months ended September 30, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition.  The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs.  Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio increased $1.0 million or 8.6% to $13.3 million for the three months ended September 30, 2009 from $12.3 million for the three months ended September 30, 2008. The increase resulted primarily from an increase in earned premium offset by an increase in the loss and loss adjustment expense.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $17.5 million or 5.7% to $322.4 million for the nine months ended September 30, 2009 from $304.9 million for the nine months ended September 30, 2008.  The increase in small commercial business resulted primarily, from the acquisition from Swiss Re during the third quarter of 2009 of access to the distribution network and renewal rights of CyberComp, the UBI acquisition in the second quarter of 2008 and the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008. The increase was partially offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business.

Net Premium Written.  Net premium written increased $26.8 million or 18.4% to $172.2 million from $145.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Net premium written increased period over period as a result of the impact in 2008 of the cession to Maiden of 100% of approximately $19 million in unearned premium assumed by the Company in connection with the UBI acquisition.

Net Premium Earned.  Net premium earned increased $55.0 million or 45.6% to $175.4 million for the nine months ended September 30, 2009 from $120.4 million for the nine months ended September 30, 2008.  As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended September 30, 2009 compared to the twelve months ended September 30, 2008.

Ceding Commission.   Ceding commission represents commission earned, primarily, through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the nine months ended September 30, 2009 and 2008 was $47.2 million and $49.7 million, respectively.  The decrease in 2009 relates, primarily, to the impact in 2008 of the segment’s proportionate share of ceding commission earned in the third quarter of 2008 as a result of cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $38.0 million or 60.7% to $100.6 million for the nine months ended September 30, 2009 from $62.6 million for the nine months ended September 30, 2008. The Company’s loss ratio for the segment for the nine months ended September 30, 2009 increased to 57.4% from 52.0% for the nine months ended September 30, 2008. The loss ratio increased for the nine months ended September 30, 2009 over the nine months ended September 30, 2008 primarily because of the impact in 2008 of the reduction during the third quarter of 2008 in prior year loss reserves in the approximate amount of $8 million. Additionally the loss ratio increased as a result of the integration of retail commercial package business acquired in the UBI acquisition in the second quarter of 2008.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $18.6 million or 25% to $92.9 million for the nine months ended September 30, 2009 from $74.3 million for the nine months ended September 30, 2008. The expense ratio increased to 26.1% for the nine months ended September 30, 2009 from 20.4% for the nine months ended September 30, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition.  The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs.  Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $4.2 million or 12.5% to $29.0 million for the nine months ended September 30, 2009 from $33.2 million for the nine months ended September 30, 2008.  The decrease resulted primarily from increases to both loss and loss adjustment expenses and policy acquisition costs related to the commercial package business obtained from the UBI acquisition in the second quarter of 2008.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross Written Premium	$138,917	$130,316	$314,260	$345,393

Net premium written	76,793	63,774	162,306	163,853
Change in unearned premium	(29,673)	(29,296)	(30,567)	(56,693)
Net premiums earned	47,120	34,478	131,739	107,160

Ceding commission revenue – primarily related party	8,031	8,162	20,233	19,644

Loss and loss adjustment expense	(24,746)	(8,535)	(62,089)	(56,325)
Acquisition costs and other underwriting expenses	(18,099)	(12,895)	(43,116)	(32,794)
	(42,845)	(21,430)	(105,205)	(89,119)
Net premiums earned less expenses included in combined ratio (Underwriting income)	$12,306	$21,210	$46,767	$37,685

Key Measures:
Net loss ratio	52.5%	24.8%	47.1%	52.6%
Net expense ratio	21.4%	13.7%	17.4%	12.3%
Net combined ratio	73.9%	38.5%	64.5%	64.8%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	18,099	12,895	43,116	32,794
Less: ceding commission revenue – primarily related party	8,031	8,162	20,233	19,644
	10,068	4,733	22,883	13,150
Net premium earned	47,120	34,478	131,739	107,160
Net expense ratio	21.4%	13.7%	17.4%	12.3%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2009 and 2008

Gross Written Premium. Gross written premium increased $8.6 million or 6.6% to $138.9 million for the three months ended September 30, 2009 from $130.3 million for the three months ended September 30, 2008.  The increase in premium resulted, primarily, from the underwriting of new coverage plans, which included the benefit of unearned premium assumptions of $36 million.  Additionally, the weakening of the U.S. dollar positively impacted gross written premium for the Company’s European business by $9.5 million during the three months ended September 30, 2009.  The increase was partially offset by the impact of the assumption of unearned premium of $47 million on the underwriting of certain insurance programs in 2008.

Net Premium Written. Net premium written increased $13.0 million or 20.4% to $76.8 million from $63.8 million for the three months ended September 30, 2009 and 2008, respectively.  The increase in net premium written resulted from an increase of gross written premium for the three months ended September 30, 2009 compared to gross written premium for the three months ended September 30, 2008.

Net Premium Earned. Net premium earned increased $12.7 million or 36.6% to $47.1 million for the three months ended September 30, 2009 from $34.4 million for the three months ended September 30, 2008.  As net premiums are earned ratably over the term of a policy, the increase was a result of higher net premium written for the twelve months ended September 30, 2009 compared to the twelve months ended September 30, 2008.

Ceding Commission. Ceding commission represents commission earned, primarily, through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the three months ended September 30, 2009 and 2008 was $8.0 million and $8.2 million, respectively.  The decrease in 2009 relates, primarily, to the impact in 2008 of the segment’s proportionate share of ceding commission earned in the third quarter of 2008 as a result of cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $24.7 million and $8.5 million for the three months ended September 30, 2009 and 2008, respectively. The Company’s loss ratio for the segment for the three months ended September 30, 2009 increased to 52.5% from 24.8% for the three months ended September 30, 2008.  The loss ratio increased quarter over quarter primarily because of the impact in 2008 of the reduction during the third quarter of 2008 in prior year loss reserves in the approximate amount of $7 million.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $5.2 million or 40.3% to $18.1 million for the three months ended September 30, 2009 from $12.9 million for the three months ended September 30, 2009. The expense ratio increased to 21.4% for the three months ended September 30, 2009 from 13.7% for the three months ended September 30, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission as a percentage of earned premium received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition.  The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs.  Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $8.9 million or 41.9% to $12.3 million for the three months ended September 30, 2009 from $21.2 million for the three months ended September 30, 2008. This decrease is attributable primarily to the increase in the loss ratio period over period.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Gross Written Premium.  Gross written premium decreased $31.1 million or 9.0% to $314.3 million for the nine months ended September 30, 2009 from $345.4 million for the nine months ended September 30, 2008.  The decrease in gross written premium related primarily to the strengthening of the U.S. dollar in the first six months of 2009 which negatively impacted the Company’s European business by approximately $10 million.  Additionally in 2008, the segment had been positively impacted by the assumption of unearned premium of approximately $63 million on the underwriting of certain insurance programs.  The decrease was partially offset by the underwriting of new coverage plans and the impact of the assumption in 2009 of unearned premium of approximately $36 million on the underwriting of certain insurance programs.

Net Premium Written. Net premium written decreased $1.5 million or 0.9% to $162.3 million from $163.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net premium written resulted from a decrease of gross written premium for the nine months ended September 30, 2009 compared to gross written premium for the nine months ended September 30, 2008.

Net Premium Earned. Net premium earned increased $24.5 million or 22.9% to $131.7 million for the nine months ended September 30, 2009 from $107.2 million for the nine months ended September 30, 2008.  As net premiums are earned ratably over the term of a policy which range from one to three years, the increase was a result of higher net premium written in 2007 and 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the nine months ended September 30, 2009 and 2008 was $20.2 million and $19.6 million, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $62.1 million and $56.3 million for the three months ended September 30, 2009 and 2008, respectively. The Company’s loss ratio for the segment for the nine months ended September 30, 2009 decreased to 47.1% from 52.6% for the nine months ended September 30, 2008.  The improvement in the loss ratio resulted from a one-time benefit of $11.8 million related to the acquisition of ACHL and the strengthening of the U.S. dollar, which positively impacted loss adjustment expenses for the Company’s European business by approximately $2.0 million offset by the impact in 2008 of the reduction during the third quarter of 2008 in prior year loss reserves in the approximate amount of $7 million.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $10.3 million or 31.4% to $43.1 million for the nine months ended September 30, 2009 from $32.8 million for the nine months ended September 30, 2009. The expense ratio increased to 17.4% for the nine months ended September 30, 2009 from 12.3% for the nine months ended September 30, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition.  The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs.  Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio increased $9.1 million or 24.0% to $46.8 million for the nine months ended September 30, 2009 from $37.7 million for the nine months ended September 30, 2008. This increase is primarily from an improvement in earned premium period over period.

Specialty Middle Market Property and Casualty Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Gross Written Premium	$71,214	$47,322	$197,016	$166,706

Net premium written	43,116	22,018	106,111	79,692
Change in unearned premium	(729)	4,386	1,295	(1,549)
Net premiums earned	42,387	26,404	107,406	78,143

Ceding commission revenue – primarily related party	9,027	9,441	19,827	23,188

Loss and loss adjustment expense	(24,687)	(15,344)	(66,360)	(47,514)
Acquisition costs and other underwriting expenses	(20,394)	(15,182)	(49,859)	(42,473)
	(45,081)	(30,526)	(116,219)	(89,987)
Net premiums earned less expenses included in combined ratio (Underwriting income)	$6,333	$5,319	$11,014	$11,344

Key Measures:
Net loss ratio	58.2%	58.1%	61.8%	60.8%
Net expense ratio	26.8%	21.7%	28.0%	24.7%
Net combined ratio	85.1%	79.9%	89.7%	85.5%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	20,394	15,182	49,859	42,473
Less: ceding commission revenue – primarily related party	9,027	9,441	19,827	23,188
	11,367	5,741	30,032	19,285
Net premium earned	42,387	26,404	107,406	78,143
Net expense ratio	26.8%	21.7%	28.0%	24.7%

Specialty Middle Market Segment Result of Operations for the Three Months Ended September 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $23.9 million or 50.4% to $71.2 million for the three months ended September 30, 2009 from $47.3 million for the three months ended September 30, 2008.  The increase resulted from organic growth of approximately $11 million in certain product lines including workers compensation and other commercial package business lines.  Additionally, the Company entered into an agreement during the third quarter of 2009 by which the Company assumed premium of approximately $15 million on certain commercial lines of business. The increase was partially offset by a decline in the credit business of approximately $2 million, which the Company wrote on behalf of HSBC Insurance Company of Delaware, pursuant to a 100% fronting arrangement which is now in run-off.

Net Premium Written.  Net premium written increased $21.1 million or 95.8% to $43.1 million for the three months ended September 30, 2009 from $22.0 million for the three months ended September 30, 2008.  The increase in net premium written resulted from an increase of gross written premium for the three months ended September 30, 2009 compared to gross written premium for the three months ended September 30, 2008.

Net Premium Earned.  Net premium earned increased $16.0 million or 60.5% to $42.4 million for the three months ended September 30, 2009 from $26.4 million for the three months ended September 30, 2008.  As a majority of premiums written earn ratably over a twelve month period, the increase was a result of higher net premium written for the twelve months ended September 30, 2009 compared to the twelve months ended September 30, 2008.

Ceding Commission.   Ceding commission represents commission earned primarily through the Maiden Quota Share agreement, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the three months ended September 30, 2009 and 2008 was $9.0 million and $9.4 million, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $9.4 million or 60.8% to $24.7 million for the three months ended September 30, 2009 compared to $15.3 million for the three months ended September 30, 2008. The loss ratio was 58.2% and 58.1% for the three months ended September 30, 2009 and 2008, respectively.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $5.2 million or 34.3% to $20.4 million for the three months ended September 30, 2009 from $15.2 million for the three months ended September 30, 2009. The expense ratio decreased to 26.8% for the three months ended September 30, 2009 from 21.7% for the three months ended September 30, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition.  The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs.  Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio were $6.3 million and $5.3 million for the three months ended September 30, 2009 and 2008, respectively. The increase of $1.0 million resulted primarily from an increase in earned premium offset by higher acquisition costs.

Specialty Middle Market Segment Result of Operations for the Nine Months Ended September 30, 2009 and 2008

Gross Written Premium.  Gross written premium increased $30.3 million or 18.1% to $197.0 million for the nine months ended September 30, 2009 from $166.7 million for the nine months ended September 30, 2008.  The increase resulted from organic growth of approximately $20 million in certain product lines including workers compensation and other commercial package business lines.  Additionally, the Company entered into an agreement during the third quarter of 2009 by which the Company assumed premium of approximately $15 million on certain commercial lines of business.  The increase was partially offset by a decline in the credit business of approximately $5 million, which the Company wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement which is in run-off.

Net Premium Written.  Net premium written increased $26.4 million or 33.1% to $106.1 million for the nine months ended September 30, 2009 from $79.7 million for the nine months ended September 30, 2008.  The increase in net premium written resulted from an increase of gross written premium for the nine months ended September 30, 2009 compared to gross written premium for the nine months ended September 30, 2008.

  Net Premium Earned.  Net premium earned increased $29.3 million or 37.4% to $107.4 million for the nine months ended September 30, 2009 from $78.1 million for the nine months ended September 30, 2008.  As premiums written earn ratably primarily over a twelve month period, the   increase was a result of higher net premium written for the twelve months ended September 30, 2009 compared to the twelve months ended September 30, 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance.  The ceding commission earned during the nine months ended September 30, 2009 and 2008 was $19.8 million and $23.2 million, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $18.9 million or 39.6% to $66.4 million for the nine months ended September 30, 2009 compared to $47.5 million for the nine months ended September 30, 2008. The loss ratio for the segment increased for the nine months ended September 30, 2009 to 61.8% from 60.8% for the nine months ended September 30, 2008.  The increase in the loss and loss adjustment expense ratio in 2009 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition Costs and Other Underwriting Expenses increased $7.4 million or 17.3% to $49.9 million for the nine months ended September 30, 2009 from $42.5 million for the nine months ended September 30, 2008. The expense ratio increased to 28.0% for the three months ended September 30, 2009 from 24.7% for the nine months ended September 30, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition.  The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs.  Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio were $11.0 million and $11.3 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $0.3 million resulted primarily from an increase in policy acquisition costs.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $232 million and $192 million for the nine months ended September 30, 2009 and 2008, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations, service our debt instruments and anticipated growth for at least the next twelve months.

However, if the Maiden Quota Share were to be terminated or our growth attributable to acquisitions or internally generated growth, or a combination of these exceed our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

open	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Cash and cash equivalents provided by (used in):
Operating activities	$127,608	$90,027
Investing activities	2,390	(228,109)
Financing activities	(60,548)	193,412

Net cash provided by operating activities for the nine months ended September 30, 2009 increased compared to cash provided by operating activities in the nine months ended September 30, 2008, primarily because of increased collections of premiums during the nine months ended September 30, 2009.

Cash provided by investing activities during the period represents, primarily, the net sales (sales less purchases) of investments. For the nine months ended September 30, 2009, the Company’s net sales of fixed securities totaled $2 million and the net sales of equity securities totaled $7 million.  Additionally, the Company had approximately $2 million of purchases related to property and equipment and $6 million of intangibles primarily related to a renewal rights transaction in the third quarter of 2009. For the nine months ended September 30, 2008, the Company’s net purchases of fixed income securities totaled approximately $195 million offset by net sales of $18 million of equity securities and $11 million of other investments.  Additionally, the company paid approximately $56 million related to the acquisition of the commercial package business.

Cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of approximately $28 million paid for the net settling of repurchase agreements, $18 million paid on certain Company debt agreements, $10 million paid for dividends and $6 million for the purchase of Company shares.  Cash provided by financing activities for the nine months ended September 30, 2008 consisted primarily of approximately $164 million received for the net entering into repurchase agreements, $40 million received on a term loan partially offset by $7 million paid for dividends and $3 million principal payment on the aforementioned term loan.

 Term Loan

           On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments of 3.3 million, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” and had a margin rate of 185 basis points and was 2.184% as of September 30, 2009. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to equity ratio of 0.35 to 1 or less.  The Company recorded $1.2 million of interest expense during the nine months ended September 30, 2009 related to this agreement.  The Company reduced the outstanding balance on the note during the nine months ended September 30, 2009 from $33.3 million to $23.3 million.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company entered into a promissory note with Unitrin in the amount of $30 million. The note bears no interest rate and requires four annual principal payments of $7.5 million, the first of which was paid June 1, 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012. The Company calculated imputed interest of $3.2 million based on current interest rates available to the Company. Accordingly, the note’s carrying balance was adjusted to $26.8 million at inception. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company. The Company recorded $0.8 million of interest expense during the nine months ended September 30, 2009 and the note’s carrying value at September 30, 2009 was $20.9 million.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line is used for collateral for letters of credit.  On June 30, 2009, the Company amended this agreement, whereby, the line was increased in the aggregate amount to $30 million and its term was extended to June 30, 2010.  Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points.  As of September 30, 2009 there was no outstanding balance on the line of credit. At September 30, 2009, The Company had outstanding letters of credit in place for $22.9 million that reduced the availability on the line of credit to $7.1 million as of September 30, 2009.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests in or holds in short term or fixed income securities. As of September 30, 2009, there were $256.9 million principal amount outstanding at interest rates between 0.35% and 0.55%. Interest expense associated with these repurchase agreements for the nine months ended September 30, 2009 was $1.3 million of which $0.2 million was accrued as of September 30, 2009. The Company has approximately $261.5 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share (See “Note 11. Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance lent to AII the amount of the obligations of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed the amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share agreement. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of September 30, 2009.

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

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements.  We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain.  The agreements cover losses in excess of $0.5 million through December 30, 2004, $0.6 million effective January 1, 2005 and $1.0 million effective January 1, 2006, per occurrence up to a maximum $130 million ($80 million prior to 2004) in losses per occurrence.  Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses. Beginning with policies effective January 1, 2006, the Company retains the first $1.0 million per occurrence.  For the period from July 1, 2009 through January 1, 2010, the Company retains, per occurrence, 100% of the first $1.0 million of losses incurred and 55% of losses incurred in excess of $1.0 million up to $10 million.

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

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into the Maiden Quota Share, as amended, by which (a) AII retrocedes to Maiden Insurance an amount equal to essentially 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and essentially 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to the Company’s then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeded $5 million (“Covered Business”).

AmTrust also agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. In June 2008, AII, pursuant to the Maiden Quota Share, offered to cede to Maiden and Maiden agreed to assume 100% of unearned premium and losses related to in-force retail commercial package business assumed by the Company in connection with its acquisition of UBI and 40% of prospective net premium written and losses related to retail commercial package business.  In September 2008, AII, pursuant to the Maiden Quota Share, offered to cede and Maiden Insurance agreed to assume 40% of the net premium written and losses with respect to certain business written by AmTrust’s Irish insurance subsidiary, AIU, for which AIU retains in excess of $5 million per loss (“Excess Retention Business”).  Effective July 1, 2009, Maiden Insurance has accepted its quota share of that part of the Company’s net retained workers’ compensation business in the $9 million excess of $1 million per occurrence layer.

The Maiden Quota Share, as amended, further provides that the AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business and the AIU Excess Retention Business and 34.375% with respect to retail commercial package business.

The Maiden Quota Share agreement which had an initial term of three years, has been renewed for a successive three year term through June 30, 2013 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

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

 Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $105.1 million or 7.7% to $1,453.1 million at September 30, 2009 from $1,348.0 million as of December 31, 2008 (excluding $11.5 million and $13.5 million of other investments, respectively).  During the second quarter ended June 30, 2009, the Company disposed of a portion of its fixed maturities classified as held to maturity.  As such, the Company assessed the appropriateness of its remaining fixed maturity portfolio classified as held to maturity.  The Company determined that all remaining fixed maturities should be classified as available for sale under the provisions of ASC 320, Investments – Debt and Equity Securities.  The effect of this one time reclassification increased the carrying value of the fixed securities by approximately $1.0 million. Our fixed maturity securities, gross, as of September 30, 2009 had a fair value of $1,001.4 million and an amortized cost of $1,000.1 million. Our equity securities are classified as available-for-sale, as defined by ASC 320. These securities are reported at fair value. The equity securities, gross, carried at fair value were $53.6 million with a cost of $67.0 million as of September 30, 2009. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby, create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	September 30, 2009		December 31, 2008
(Amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$263,160	18.1%	$192,053	14.2%
Time and short-term deposits	134,956	9.3	167,845	12.5
U.S. treasury securities	16,419	1.1	17,851	1.3
U.S. government agencies	7,151	0.5	21,434	1.6
Municipals	29,097	2.0	45,208	3.4
Commercial mortgage back securities	3,442	0.2	3,390	0.2
Residential mortgage backed securities - primarily agency backed	521,702	35.9	492,405	36.6
Asset backed securities	3,764	0.3	5,068	0.4
Corporate bonds	419,796	28.9	373,901	27.7
Preferred stocks	4,146	0.3	5,315	0.4
Common stocks	49,421	3.4	23,513	1.7
	$1,453,054	100.0%	$1,347,983	100.0%

As of September 30, 2009, the weighted average duration of our fixed income securities was 2.9 years and had a yield of 4.36%.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company generally considers investments subject to impairment testing when an asset is in an unrealized loss position in excess of 35% of cost basis and has been in an unrealized loss position for 24 months or more.

During the nine months ended September 30, 2009, based on the criteria above, we determined that four equity securities and one fixed maturity was other-than-temporarily-impaired.  The impairment charges of our fixed-maturities and equity securities for the nine months ended September 30, 2009 and 2008 are presented in the table below:

(Amounts in thousands)	2009	2008
Equity securities	$11,108	$13,314
Fixed maturity securities	4,252	31,319
	$15,360	$44,633

In addition to the other than temporary impairment of $15.4 million recorded during the nine months ended September 30, 2009, at September 30, 2009, the Company had $21 million of gross unrealized losses related to equity securities.  The Company’s investment in equity securities consist of investments in preferred and common stocks across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common and preferred stocks, 21 equity securities comprised $16 million, or 77% of the unrealized loss.  The Company holds 10 and 4 securities in the consumer products sector and healthcare sector, respectively, which represents approximately 9.4% and 9.8%, respectively, of the total fair value and 26.9% and 18.6%, respectively, of the Company’s unrealized losses.  The Company also holds 7 equity securities in the technology, industrial and financial sectors which have fair values of approximately 9.3%, 0.4% and 6.1%, respectively, and approximately 23.1%, 4.3% and 4.0%, respectively, of the Company’s unrealized losses. The duration of these impairments ranges from 1 to 24 months. The remaining securities in a loss position are not considered individually significant and accounted for 23% of the Company’s unrealized losses. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

At September 30, 2009, the Company had $34.7 million of gross unrealized losses related to fixed income securities as of September 30, 2009. Corporate bonds represent approximately 42% of the fair value of our fixed maturities and approximately 93% of the total unrealized losses of our fixed maturities. The Company owns 164 corporate bonds in the industrial, financial  and other sectors, which have a fair value of approximately 11%, 29% and 1%, respectively, and 18%, 74% and 1% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

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

Interest Rate Risk. We had fixed maturity securities (excluding $135.0 million of time and short-term deposits) with a fair value of $1,001.4 million and an amortized cost of $1,000.1 million as of September 30, 2009 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity.    Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of September 30, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in thousands)
200 basis point increase	$928,788	$(72,581)	$—	$(72,581)	(8.8)%
100 basis point increase	958,093	(43,276)	—	(43,276)	(5.2)
No change	1,001,369	—	1,001,369	—	—
100 basis point decrease	1,019,659	18,290	—	18,290	2.2
200 basis point decrease	1,054,610	53,241	—	53,241	6.4

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow.  We currently have approximately $336 million of debt instruments of which $145 million are fixed rate debt instruments.  A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.9 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $1.8 million after tax realized currency loss based on our outstanding foreign denominated reserves of $56.7 million at September 30, 2009.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2009, the equity securities in our investment portfolio had a fair value of $53.6 million, representing approximately three percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2009. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Carrying Value	Estimated Change in Carrying Value	Hypothetical Percentage Increase (Decrease) in Shareholders Equity
	(Amounts in thousands)
5% increase	$56,245	$2,678		$2,678	0.3%
No change	53,567		$53,567
5% decrease	50,889	(2,678)		(2,678)	(0.3)%

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

Item 1A.  Risk Factors.

Item 1A of the Annual Report Form 10-K for the year ended December 31, 2008 presents risk factors that may affect the Company’s future results.  Such risk factors are supplemented by the following additional information:

Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 39% of our premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

In Florida, our second largest state for underwriting workers’ compensation insurance premiums, insurance regulators set the premium rates we may charge. The Florida insurance regulators may set rates below those that we require to maintain profitability. For example, the Florida Office of Insurance Regulation (OIR) approved overall average decreases in premium rates for all workers’ compensation insurance policies written by Florida licensed insurers totaling approximately 37% between 2008 and 2009.  In October of 2009, the OIR approved an additional 6.8% rate decrease effective for January 1, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2007, the Board of Directors authorized the Company to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in the best interests of the Company.  During the three months ended September 30, 2009, the Company purchased 50,659 of its common shares as part of its stock repurchase plan. The following table summarizes the Company’s stock repurchases for the three-month period ended September 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
7/1 – 7/31/2009	—	—	—	2,283,372
8/1 – 8/31/2009	—	—	—	2,283,372
9/1 - 9/30/2009	50,659	$11.70	776,287	2,223,713

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2009.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2009.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: November 9, 2009	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer