Form 10-K
period 2009-12-31
Amtrust Financial Services, Inc.
filed 2010-03-16
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

Commission File Number: 001-33143

AMTRUST FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane 6th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)

(212) 220-7120

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $272,187,460.

As of February 24, 2010, the number of common shares of the registrant outstanding was 59,323,877.

Documents incorporated by reference: Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statement

This Form 10-K contains certain forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company’s business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected is contained in Item 1A. Risk Factors in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business

Legal Organization

AmTrust Financial Services Inc. is a Delaware corporation, formed in 1998 that began trading on the NASDAQ exchange on November 13, 2006. References to “AmTrust,” the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, together with other statements and information publicly disseminated by AmTrust Financial Services, Inc. refer to the consolidated operations of the Holding company.

Business Overview

AmTrust underwrites and provides property and casualty insurance in the United States and internationally to niche customer groups that we believe are generally underserved by larger insurance carriers within the broader insurance market.

Our business model reflects a balanced mix of businesses, which we believe provides a broader level of diversity and financial stability through varying market cycles because our segments and customers are not influenced in the same manner by economic conditions and seasonality. We are largely focused on providing workers’ compensation and property and casualty insurance products to small and middle market businesses in 50 states in the U.S. and extended warranty and related property and casualty insurance products for consumer and commercial goods throughout the U.S. and internationally. The majority of our products are sold through independent third party brokers, agents, retailers or administrators. Our portfolio is broadly diversified by both customer and geography, has a relatively low average policy size and short average life. Our business model is further differentiated through the use of our proprietary technology platform which, we believe, enables us to provide a higher level of service and better claims management experience in a more efficient and cost-effective manner. Additionally, our ability to maintain and analyze high volumes of loss data over a long historical period allows us to better manage and forecast the underlying risk inherent in the portfolio. Since our inception in 1998, we have grown both organically and through an opportunistic acquisition strategy. We believe we approach acquisitions conservatively and our strategy is to take relatively modest integration and balance sheet risk. Historically, most of our acquisition activity has involved asset purchases of renewal rights to established books of insurance portfolios, access to distribution networks and hiring established teams of underwriters with expertise in our specialty lines.

We are committed to driving long-term shareholder value and industry-leading returns on equity by continuing to execute on our lower risk, lower volatility business model, and leveraging technology to help maintain a more efficient cost structure, consistently generate solid underwriting profits and ensure strong customer service and retention rates. Additionally, we are focused on further enhancing our economies of scale by opportunistically expanding our geographic reach and product set, growing our network of agents and other distributors, developing new client relationships and through executing our acquisition strategy. We are also focused on maintaining our disciplined approach to capital management while maximizing an appropriate risk-adjusted return on our growing investment portfolio. We continue to carefully monitor and maintain appropriate levels of reserves and minimize our reinsurance recoverable exposure in order to maintain a strong balance sheet. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining or improving our A.M. Best ratings. Our principal operating subsidiaries are rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels. Our consolidated results include the results for our holding company and eleven wholly-owned insurance company subsidiaries (collectively the “Insurance Subsidiaries”).

Specialty Insurance Market and Competition

The insurance industry, in general, is highly competitive and within the commercial business sector, in particular, competition is significant. The highly competitive nature of the sector is based on many factors, including coverage availability, claims management, safe work place inspection and recommendation services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, reputation and financial ratings assigned by independent rating organizations, such as A.M. Best. The relative importance of these factors depends on the particular product and market. Our competitors include other insurance companies, state insurance pools and self-insurance funds. Hundreds of insurance companies participate in the workers’ compensation market. Our competitors vary by both geography and sector. Some of our competitors have significantly greater financial, marketing and management resources and experience than we do. We believe, however, we are well positioned and that our competitive advantages include our proprietary technology platform, underwriting and claims management practices and systems and quality customer service.

The insurance sector is subject to some level of seasonality and cyclicality, and, consequently, first quarter results generally reflect higher premium revenue than subsequent quarters. Additionally, the sector is highly regulated and changes in pricing can be affected by state and governmental regulations. Despite this fact, the effect of cyclicality and seasonality on our business model has not been significant because of the diversity of our client base, products and geographic markets. The segments of the market that we serve tend to be less price sensitive and less sensitive to effects like changes in average employee hourly payroll rates than the broader insurance market. We generally target niche sectors and clients where the market is not as developed as the broader market and where we have particular expertise and provide differentiated offerings versus our competitors. For example, in the extended warranty sector, our underwriting experience, ability to provide technical assistance to warranty providers, resourceful claims management practices and good relations with the leading warranty administrators in the European Union are strong differentiating factors. In addition, we avoid higher volatility businesses and those with higher levels of loss exposure. Additionally, we believe that, historically, growth generated by our lower risk acquisition strategy has served to help mitigate the seasonality and cyclicality of the broader insurance sector.

Underwriting and Claims Management Philosophy

We utilize our proprietary technology and extensive database of loss history in order to appropriately price and structure policies, maintain lower levels of loss, enhance our ability to accurately predict losses, and maintain lower claims costs than the industry as a whole. We believe a strong underwriting foundation is best accomplished through careful risk selection and continuous evaluation of underwriting guidelines relative to loss experience. We are committed to a consistent and thorough review of each new underwriting opportunity and our portfolio as a whole, and, where applicable, we customize the terms, conditions and exclusions of our coverage in order manage risk and enhance profitability. We believe that proactive and prompt claims management is essential to reducing losses and lowering loss adjustment expenses and enables us to more effectively and accurately measure reserves.

Business Segments

We manage our business through three primary segments Small Commercial Business, Specialty Risk and Extended Warranty and Specialty Middle Market Business which are based on the products we provide and the markets we serve:

The following table provides our gross written premium by segment for the years ended December 31, 2009, 2008 and 2007:

(Amounts in Thousands)	2009	2008	2007
Small Commercial Business	469,627	458,842	308,815
Specialty Risk and Extended Warranty	461,338	415,921	306,357
Specialty Middle Market Business	267,981	235,811	224,219
Total	1,198,946	1,110,574	839,391

Additional financial information regarding our segments is presented in Note 23 “Segments” of the notes to our 2009 audited financial consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation to small businesses that operate in low and medium hazard classes, such as restaurants, retail stores and physicians and other professional offices and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $6,000. The Company is authorized to write its Small Commercial Business products in all 50 states. We distribute our policies through a network of over 7,300 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation, umbrella and farm and ranch owners’ coverage. As of December 31, 2009, we employed approximately 65 underwriters in this segment.

We believe this segment of the market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally does not fit the underwriting and profitability criteria of larger underwriters. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates. Our policy renewal rate on voluntary business (excluding assigned risk plans), which represented approximately 91% of the segment’s gross written premiums in 2009, was 80%, 83% and 83% in 2009, 2008 and 2007, respectively.

Some of our commonly written small business risks include:

•	restaurants;
•	retail stores and strip malls;
•	physician and other professional offices;
•	building management-operations by owner or contractor;
•	private schools;
•	business traveler hotels/motels;
•	light manufacturing;
•	small grocery and specialty food stores;

•	light contracting, distributors; and
•	Laundry/dry cleaners.

We are focused on continuing to broaden our market share by enhancing our current agent relationships as well as developing new agent relationships. Our technology platform and application system permits agents and brokers to easily determine real-time if the risk and pricing parameters for a prospective workers’ compensation client meets our underwriting criteria and deliver an application for underwriting approval to us in a paperless environment. Our underwriting system will not allow business to be placed if it does not fit within our guidelines. We are currently introducing these same types of efficiencies for our commercial package product business. Our commercial package policies are delivered to our agents through our website thereby reducing postage costs and enabling our agents to more readily track policy changes. Our underwriting diligence and pricing discipline typically results in our providing quotes on approximately 47% of the coverage requests we receive and issuing policies on approximately 58% of the quotes provided. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions.

We administer all Small Commercial Business claims in house. Our claims management process is structured to provide prompt service and personal attention with a designated adjustor assigned to each case. Our system guides the insured and other involved parties through the claims adjudication process in an effort to allow them to return to normal business operations as soon as possible. We seek to limit the number of claim disputes with all parties through early intervention in the claims process. We use a proprietary system of internet-based tools and applications that enable our claims staff to concentrate on investigating submitted claims, to seek subrogation opportunities and to determine the actual amount of damages involved in each claim. This system allows the claims process to begin as soon as a claim is submitted.

Our workers’ compensation claims adjusters have an average of 20 years of experience and have teams located in ten different states. Each adjuster handles an average monthly pending caseload of approximately 126 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2009, approximately 74.6% of our Small Commercial Business workers’ compensation claims were for medical expenses with 25.4% of claims for medical expenses and for lost wages compared with 75.9% and 24.1%, respectively in 2008.

As of December 31, 2009, approximately 1.0% of the 2,522 Small Commercial Business workers’ compensation claims reported for accident year 2003 were open, 1.4% of the 5,315 claims reported for accident year 2004 were open, 1.6% of the 7,614 claims reported for accident year 2005 were open, 2.9% of the 11,557 claims reported for accident year 2006 were open, 4.8% of the 16,152 claims reported for accident year 2007 were open, 9.4% of the 16,628 claims reported for accident year 2008 and 33.9% of the 18,893 claims reported for accident year 2009 were open.

We maintain Small Commercial Business property and casualty claims operations in Texas and Oregon, and the commercial package claims operation is separated into four processing units; casualty, property, cost-containment/recovery and a fast-track physical damage unit. As of December 31, 2009, we employed 18 property and casualty claims adjusters. This allows for the application of specific talents and claims knowledge to assist in the handling of losses. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 110 claims.

As of December 31, 2009, our Small Commercial Business property and casualty claims were approximately 52% automobile and 18% property and inland marine with the remaining 30% involving general liability and umbrella losses compared to 60%, 20% and 20%, respectively in 2008. At the end of 2009, 17.4% of the 6,640 claims features reported in accident year 2009 remained open.

Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more. Our Small Commercial Business adjusters have an average of 19 years of experience. Supervision of the adjusters is performed by our internal claims management in our Dallas office, comprised of a staff that has an average of over 31 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

In addition to growing organically, we have further enhanced our marketing and customer liaison capabilities for small-business workers’ compensation insurance by acquiring distribution networks and renewal rights from companies that have long-standing, established agent relationships, underwriting and claims management expertise, and/or infrastructure to provide additional support to our platform. These transactions have also enabled us to further expand our geographic reach or offer additional products.

Specialty Risk and Extended Warranty

Our Specialty Risk and Extended Warranty segment provides policies that cover accidental damage, mechanical breakdown and related risks for consumer and commercial goods sold through manufacturers, service providers, retailers and third party warranty administrators and other types of specialty coverages. Our model is focused on developing coverage plans by evaluating and analyzing historical product and industry data to establish appropriate pricing and contract terms and enhancing the profitability of the plans by limiting the frequency and severity of losses while delivering superior customer service. We believe that our proprietary technology platform and strong industry expertise provide us a competitive advantage. We carefully select administrators with extensive industry knowledge and target industries and coverage plans that have demonstrated consistently favorable loss experience. Additionally, we utilize extensive historical claims data and detailed actuarial analysis to ensure our ability to more accurately forecast the frequency and severity of losses and draft restrictive, risk-specific coverage terms with clearly identified coverage restrictions to further reduce the level of losses. Our efficient and proactive claims management process enables us to ensure superior customer service, and if necessary, proactively adjust our premiums based on changes in actual loss experience. Our Specialty Risk and Extended Warranty business primarily covers selected consumer and commercial goods and other risks, including:

•	personal computers;
•	consumer electronics, such as televisions and home theater components;
•	consumer appliances, such as refrigerators and washing machines;
•	automobiles (excluding liability coverage);
•	cellular telephones;
•	furniture;
•	heavy equipment;
•	homeowner’s latent defects warranty;
•	hand tools;
•	credit payment protection in the European Union;
•	gap insurance;
•	commercial and residential properties in the U.K.; and
•	legal expenses.

In our Specialty Risk and Extended Warranty segment, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts which have coverage terms with durations ranging from one month to 120 months depending on the type of product. The weighted average term of the portfolio is 35 months. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services for a limited number of coverage plans in the United States.

We underwrite our specialty risk coverage on a coverage plan-level basis, which involves substantial data collection and actuarial analysis as well as analysis of applicable laws governing policy coverage language and exclusions. We prefer to apply a historical rating approach in which we analyze historical loss experience of the covered product or similar products rather than an approach that attempts to estimate our total exposure without such historical data. In addition, we believe that the quality of the marketing and claims administration service provided by the warranty administrator is a significant driver of the profitability of the product. Accordingly, a critical evaluation of the prospective warranty administrator is an important component of underwriting a plan. The results of our underwriting analysis are used to determine the premium we charge and drive the description of the plan coverage and exclusions. The underwriting process in our Specialty Risk and Extended Warranty segment generally takes three months or more to complete.

We market our specialty risk insurance and extended warranty products in the United States and internationally primarily through brokers and third party warranty administrators and through a direct marketing group. Third party administrators generally handle claims on our policies and provide monthly loss reports. We review the monthly reports and if the losses are unexpectedly high, we generally have the right under our policies to adjust our pricing or cease underwriting new business under the coverage plan. We routinely audit the claims paid by the administrators. We generally settle our specialty risk claims in-kind — by repair or replacement — rather than in cash. When possible, we negotiate volume fixed-fee repair or replacement agreements with third parties to reduce our loss exposure. We hire third party experts to validate certain types of claims. For example, we engage engineering consultants to validate claims made on coverage we provide on heavy machinery.

In 2009, approximately 53% of gross written premium was originated internationally with 47% originated in the United States. In 2009, we underwrote approximately 20% of the Specialty Risk and Extended Warranty business we were offered.

Specialty Middle Market Business

Our Specialty Middle Market Business segment provides workers’ compensation, package products, general liability, commercial auto liability and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous, group of small and middle market companies whose business model and risk profile generally requires in-depth knowledge of a specific industry or sector focus in order to appropriately evaluate, price and manage the coverage risk. The type of risk covered by this segment is similar to the type of risk in Small Commercial Business but also covers, to a small extent, certain higher risk businesses. We partner with managing general agents and other wholesale agents and claims administrators who have a strong track record and history underwriting certain types of risk and who, subject to our underwriting standards, originate and assist in managing a book of business and generally share in the portfolio risk. Our products and underwriting criteria often entail customized coverage, loss control and claims services as well as risk sharing mechanisms.

The coverage is offered through accounts with various agents to multiple insureds, and the placing agents generally share a portion of the risk.

Policyholders in this segment primarily include the following types of industries:

•	retail;
•	wholesale;
•	service operations;
•	artisan contracting;
•	trucking;
•	light and medium manufacturing; and

•	habitational.

We establish the underwriting standards used with our agency partners by conducting detailed actuarial analysis using historical and industry data. Prior to entering into a relationship with an agency, we perform extensive due diligence on the agent including a review of underwriting, claims and financial control areas which generally takes three to nine months to complete. Additionally, once we have entered into a relationship with an agency, we carefully monitor the loss experience of the portfolio associated with each agent and conduct quarterly underwriting audits. More than 53% of this segment’s portfolio is maintained on our underwriting platform which enables us to receive real time information on the loss performance of the portfolio. We are in the process of transitioning all of our general agents to our underwriting system.

Within this segment third party administrators generally handle claims and provide periodic loss reports. Approximately 20 such providers administered this business as of December 31, 2009. We closely monitor, on a quarterly basis, the loss experience of each policy we have issued and conduct at least semi-annual audits of the claims paid by the administrators. We intend to integrate claims administration into our systems over time, which will enable us to have immediate access to all claims information.

As of December 31, 2009, we underwrote 45 coverage plans through 26 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 38% of this business in 2009, 35% in 2008 and 35% in 2007. The general liability and commercial auto lines combined comprised approximately 50%, 50% and 45% of this business in 2009, 2008 and 2007, respectively.

Distribution

We market our Small Commercial Business products and Specialty Risk and Extended Warranty products through unaffiliated third parties that typically charge us a commission. In the case of our Specialty Risk and Extended Warranty segment, these third parties often charge an administrative fee based on the policy amount to the manufacturer or retailer that offers the extended warranty or accidental damage coverage plan. Accordingly, the success of our business is dependent upon our ability to motivate these third parties to sell our products and support them in their sales efforts. The Specialty Middle Market Business is distributed through a limited number of qualified general and wholesale agents who charge us a commission. The agent network is restricted to experienced, professional agents that have the requisite licensing to conduct business with AmTrust.

Geographic Diversity

The Company’s insurance subsidiaries, domiciled in the United States, collectively, are licensed to provide workers’ compensation insurance and commercial property and casualty insurance in 50 states and the District of Columbia, and in the year ended December 31, 2009, we wrote commercial property and casualty in 48 states and the District of Columbia. The table below identifies, for the year ended 2009, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended 2008 and 2007.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2009	2008	2007
New York	20.8%	19.8%	9.2%
Florida	13.4	19.2	23.7
Texas	9.6	8.4	2.5
Illinois	9.4	10.8	10.0
New Jersey	6.9	6.3	13.3
Georgia	4.4	6.6	8.4
Pennsylvania	3.3	3.2	7.6
Montana	2.9	1.7	0.7
Virginia	2.2	3.1	2.9
Massachusetts	2.1	1.2	1.6
All Other States and the District of Columbia	25.0	19.7	20.1
	100.0	100.0	100.0

(1)	Direct premiums consist of gross premiums written other than premiums assumed

We are licensed to provide Specialty Risk and Extended Warranty coverage in 50 states and the District of Columbia, and in Ireland and Great Britain, and pursuant to European Union law, certain other European Union member states.

Based on coverage plans written or renewed in 2009, 2008 and 2007, the European Union accounted for approximately 53%, 47%, and 55%, respectively, of our Specialty Risk and Extended Warranty business and in 2009, the United Kingdom, Italy and France accounted for approximately 50%, 15% and 14%, respectively, of our European Specialty Risk and Extended Warranty business. The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2009.

Percentage of Specialty Risk and Extended Warranty Gross Premiums Written by Country

	Year Ended December 31,
Country	2009	2008	2007
United States	47%	53%	45%
United Kingdom	27	21	29
Italy	8	—	—
France	7	9	6
Norway	5	7	12
Other	6	10	8
Total	100	100	100

The table below shows the distribution by state of our direct written premiums in our Specialty Middle Market Business.

Percentage of Specialty Middle-Market Business Direct Premiums Written by State

	Year Ended December 31,
State	2009	2008	2007
New York	45%	42%	48%
New Jersey	7	9	10
Illinois	6	5	2
North Carolina	6	6	4
Pennsylvania	5	6	8
California	4	3	3
Tennessee	3	2	2
Florida	3	3	2
South Carolina	2	2	1
Georgia	2	1	1
Missouri	2	2	2
All other States and the District of Columbia	15	19	17
Total	100	100	100

Acquisitions

Our acquisitions historically have involved the purchase of distribution networks and renewal rights from other insurance companies. In these transactions, we purchase access to the seller’s distribution networks, the right to hire certain of the seller’s employees, non-competition covenants and the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire. Our ability to renew policies is subject to our ability to retain the relationships that the seller established with its production network through competitive pricing and customer service. We typically pay the seller a combination of an initial purchase price and a percentage of the premiums we receive on business that we successfully renew. Because, in a majority of acquisitions we have completed, the cost of each transaction is ultimately based on the amount of business we renew, we believe that these transactions are generally more cost effective than traditional types of acquisitions. Additionally, in 2007 and 2008, we completed stock purchases of IGI Group (“IGI”), Associated Industries Insurance Services, Inc. (“AIIS”) and the commercial package business of Unitrin (“UBI”). We will continue to evaluate acquisition of distribution networks and renewal rights, stock purchases and other alternative types of transactions as they present themselves as we believe that these types can be accretive to earnings and return on equity. The following is a summary of the Company’s major acquisition activity:

Cybercomp

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), a Swiss Re web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operated in 26 states and distributed policies through a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3 million, which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with Financial Accounting Standards Board (“FASB”) ASC 805-10 (Prior authoritative literature: SFAS No 141(R) Business Combinations), the Company recorded a purchase price of $6.3 million which consisted of $2.8 million of renewal rights, $2.3 million of distribution networks, $0.7 million of trademarks and $0.5 million of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. The Company produced approximately $17.7 million of gross written premium in 2009 as a result of this transaction.

ACHL

During the three months ended March 31, 2009, the Company, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL (“SARL”). ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta, AmTrust Re 2007 (Luxembourg) and AmTrust Re (Luxembourg), respectively. The purchase price of ACHL was $.02 million which represented the capital of ACHL. In accordance with FASB ASC 805-10, the Company recorded approximately $12.5 million of cash, $66.5 million of receivables and $79 million of loss reserves. ACHL is included in the Company’s Specialty Risk and Extended Warranty segment.

Additionally, the Captives had previously entered into a stop loss agreement with Imagine Insurance Company Limited (“Imagine”) by which Imagine agreed to cede certain losses to the Captives. Concurrently, with the Company’s purchase of ACHL, the Company, through AmTrust International Insurance, Ltd. (“AII”), entered into a novation agreement by which AII assumed all of Imagine’s rights and obligations under the stop loss agreement.

In October 2009, ACHL acquired all the issued and outstanding stock of Watt Re, a Luxembourg domiciled captive insurance company, from CREOS LUXEMBOURG S.A. (formerly CEGEDEL S.A.) and ENOVOUS Luxembourg S.A. (formerly CEGEDEL PARTICIPATIONS S.A.). Watt Re subsequently changed its name to AmTrust Re Gamma. The purchase price of Watt Re was approximately $30.2 million. The Company recorded approximately $34.5 million of cash, intangible assets of $5.5 million and a deferred tax liability of approximately $9.8 million. The Company assigned a life of three years to the intangible assets.

In December 2009, ACHL acquired all the issued and outstanding stock of Group 4 Falck Reinsurance S.A., a Luxembourg domiciled captive insurance company, from Group 4 Securitas (International) B.V. Group 4 Falck Reinsurance S.A. subsequently changed its name to AmTrust Re Omega. The purchase price of Group 4 Falck Reinsurance S.A. was approximately $22.8 million. The Company recorded approximately $25.1 million of cash, intangible assets of $2.2 million and a deferred tax liability of $4.5 million. The Company assigned a life of three years to the intangible assets.

The aforementioned ACHL transactions allow the Company to obtain the benefit of the Captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with a subsidiary of the Company.

Additional financial information regarding our acquisitions is presented in Note 5 “Acquisitions” of the notes to our 2009 audited financial consolidated financial statements appearing elsewhere in this Form 10-K.

Reinsurance

We believe that reinsurance is critical to our ability to appropriately manage the risk inherent in our insurance portfolio and enables us to further reduce earnings volatility and generate stronger returns. We utilize reinsurance agreements to reduce our exposure to large claims and catastrophic loss occurrences that could reduce our earnings and capital base, and to increase our ability to write additional profitable business and serve our clients. Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of our portfolios to various captive, affiliated and third party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and therefore limits the maximum loss that the Company may incur as a result of a covered loss event.

We currently carry excess of loss reinsurance for our Small Commercial Business and Specialty Middle Market Business segments and variable quota share reinsurance for our European Union Specialty Risk and Extended Warranty insurance exposure.

We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) at the time we enter in to our reinsurance agreements. We periodically evaluate the financial condition of our third party reinsurers in order to minimize our exposure to the risk of possible losses which could arise from the insolvency of a reinsurance partner. We would be obligated to pay claims in the event these reinsurers were unable to meet their obligations.

The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors including the availability of quality reinsurance at an acceptable price and the level of risk that we chose to retain for our own account.

Additional financial information regarding our reinsurance agreements and agreement with Maiden Insurance is presented under the subheading “Reinsurance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

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

We began writing workers’ compensation in 2001. In 2001 and 2002, there was limited premium volume, with premiums beginning to increase substantially in 2003. In order to establish IBNR reserves, we project ultimate losses by accident year both through use of our historical experience, though limited, and the use of industry experience by state. Our consulting actuary projects ultimate losses in two different ways:

•	Quarterly Incurred Development Method (Use of AmTrust Factors). Quarterly incurred loss development factors are derived from AmTrust’s historical, cumulative incurred losses by accident month. These factors are then applied to the latest actual incurred losses and DCC by month to estimate ultimate losses and DCC, based on the assumption that each accident month will develop to estimated ultimate cost in a similar manner to prior years. Given the limited historical experience, there is a substantial amount of judgment involved in this method.
•	Yearly Incurred Development (Use of National Council on Compensation Insurance, Inc. (“NCCI”) Industry Factors by State). Yearly incurred loss development factors are derived from either NCCI’s annual statistical bulletin or state bureaus. These factors are then applied to the latest actual incurred losses and DCC by year by state to estimate ultimate losses and DCC, based on the assumption that each year will develop to an estimated ultimate cost similar to the industry development by year by state.

Each method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our excess of loss reinsurers. Our consulting actuary estimates a range of ultimate losses, along with a selection which gives more weight to the results from AmTrust’s monthly development factors and less weight to the results from industry development factors.

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

Management establishes our reserves by making judgments based on its application of our and industry-wide loss development factors, consideration of our consulting actuary’s application of the same loss development factors, and underwriting, claims handling and other operational considerations. In utilizing its judgment, management makes certain assumptions regarding our business, including, among other things, frequency of claims, severity of claims and claim closure rates. Although we, upon our assumption of the administration of claims from third party administrators in 2004, made adjustments to actual case reserves which impacted our loss development factors and, consequently our reserves, we have not made changes to any of our key assumptions regarding the performance of our business in comparison to the performance of the industry as a whole.

Management makes its final selection of loss and DCC reserves after reviewing the actuary’s results; consideration of other underwriting, claim handling and operational factors; and the use of judgment.

To establish our AO reserves, we review our past adjustment expenses in relation to past claims and estimate our future costs based on expected claims activity and duration.

As of December 31, 2009, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $369.7 million, of which $25.2 million was reserves from mandatory pooling arrangements as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

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

The two methods described above are “incurred” development methods. These methods rely on historical development factors derived from changes in our incurred losses, which are estimates of paid claims and case reserves over time. As a result, if case reserving practices change over time, the two incurred methods may produce substantial variation in the estimate of ultimate losses. Because of our limited historical experience, we have not used any “paid” development methods, which rely on actual claims payment patterns and, therefore, are not sensitive to changes in case reserving procedures. As our paid historical experience grows, we will consider using “paid” loss development methods.

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by AmTrust’s monthly factors as of December 31, 2009:

Amounts in Millions	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$595.3	$25.2	$620.5
Gross reserve	676.3	25.2	701.5
Higher estimate	727.6	25.2	752.8
Net Workers’ Compensation Reserves:
Lower estimate	$303.2	$25.2	$328.4
Net reserve	344.5	25.2	369.7
Higher estimate	370.6	25.2	395.8

The higher estimate would increase net reserves by $26.1 million and reduce net income and stockholders’ equity by $17.0 million. The lower net estimate would decrease net reserves by $41.3 million and increase net income and stockholders equity by $26.9 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments made.

In 2007, we recognized a $2.1 million deficiency in prior year’s reserves related primarily to our involuntary participation in the National Workers’ Compensation Reinsurance Pool or equivalent state pool which are administered by the National Council on Compensation Insurance (collectively, the “NCCI Pools”). In 2008, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $0.5 million as result of favorable development in both the Small Commercial Business segment and Specialty Risk and Extended Warranty segment, partially offset by unfavorable development in our Specialty Middle Market Business segment as well as the Company’s involuntary participation in NCCI pools. In 2009, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $4.8 million as result of favorable development in the Small Commercial Business segment, partially offset by unfavorable development from the Company’s involuntary participation in NCCI pools. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. As we write more business and develop more reliable data, we assign more weight to our individual loss development factors than to industry-wide factors. Because our losses have developed more favorably than the industry as a whole, except for the NCCI pools, our actuarially projected reserves have decreased.

Specialty Risk and Extended Warranty

Specialty Risk and Extended Warranty claims are usually paid quickly, development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, i.e. amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2009 and 2008 for our Specialty Risk and Extended Warranty segment was $25.4 million and $27.3 million, respectively. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2009 and 2008 were $34.4 million and $48.7 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2009 of $1.7 million before tax and $1.1 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $1.7 million before tax and $1.1 million after tax.

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

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2009 and 2008 for our Specialty Risk and Extended Warranty segment was $326.2 million and $211.2 million, respectively. Though we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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

When a claim is reported, an initial case reserve is established for the estimated amount of the loss based on the adjuster’s view of the most likely outcome of the claim at that time. Initial case reserves are established within 30 days of the claim report date and consist of anticipated liability payments, first party payments, medical costs, and defense and cost containment (DCC) expenses. This establishes a case incurred amount for a particular claim. The estimated amount of loss for a reported claim is based upon various factors, such as:

•	line of business — General Liability, Auto Liability, or Auto Physical Damage;
•	severity of injury or property damage;
•	number of claimants;
•	statute of limitation and repose;
•	insurance policy provisions, especially applicable policy limits and coverage limitations;
•	expected medical procedures, costs, and duration treatment;
•	our knowledge of circumstances surrounding the claim; and
•	possible salvage and subrogation.

Case incurred amounts can vary greatly because of the uncertainties inherent in the estimates of severity of loss, costs of medical treatments, judicial rulings, litigation expenses, and other factors. As changes occur, the case reserves are adjusted. The initial estimate of a claim’s incurred amount can vary significantly from the amount ultimately paid when the claim is closed, especially in the circumstances involving litigation and severe personal injuries. Changes in case incurred amounts, also known as case development, are an important component of our historical claim data.

In addition to case reserves, we establish reserves on an aggregate basis for loss and DCC expenses that have been incurred but not yet reported, or IBNR. Our IBNR reserves are also intended to include aggregate development on known claims, provision for claims that re-open after they have been closed, and provision for claims that have been reported but have not yet been recorded.

The third component of the reserves for loss and loss adjustment expenses is the estimate of the AO reserve. This reserve is established for the costs of future unallocated loss adjustment expenses for all known and unknown claims. Our AO reserve covers primarily the estimated cost of administering claims by our claim staff.

The final component of our reserves for loss and loss adjustment expense is the reserve for the NCCI pools. NCCI provides us both the IBNR and case reserves.

We began writing general liability, commercial auto and commercial property (jointly known as CPP) business in 2006. As a result, there is a limited amount of loss data available for analysis. In order to establish IBNR reserves for CPP lines of business, we project ultimate losses by accident year through the use of industry experience by line. The limited amount of CPP historical data has not allowed us to develop our own development patterns. Instead, we rely on three methods that utilize industry development patterns by line of business:

•	Yearly Incurred Development (Use of Industry Factors by Line). For each line, the development factors are taken directly from Insurance Services Office, Inc. (“ISO”) loss development publications for a specific line of business. These factors are then applied to the latest actual incurred losses and DCC by accident year, by line of business to estimate ultimate losses and DCC;
•	Expected Loss Ratio. For each line, an expected loss ratio is taken from our original account level pricing analysis. These loss ratios are then applied to the earned premiums by line by year to estimate ultimate losses and DCC; and
•	Bornhuetter-Ferguson Method. For each line, IBNR factors are developed from the applicable industry loss development factors and expected losses are taken from the original account level pricing analysis. IBNR factors are then applied to the expected losses to estimate IBNR amount of loss and DCC.

The first two methods produce estimated ultimate loss and DCC expenses. The third method produces an estimate of IBNR directly, without calculating ultimate loss and DCC first. Our consulting actuary estimates a range of ultimate losses, along with the recommended IBNR and reserve amounts. For CPP lines of business, ultimate loss and IBNR selections are based on one of the above methods depending on the accident year and line of business.

Because we determine our reserves based on industry incurred development patterns, our ultimate losses may differ substantially from our estimates produced by the above methods. Because of our very limited historical experience, we have not utilized any incurred development methods based on our experience, nor did we use any methods that rely on paid development factors. Paid loss development methods rely on actual claim payment patterns to develop ultimate loss and DCC estimates. As our historical experience grows, we will consider using incurred development methods based on our historical loss development patterns, as well as paid development methods.

After the acquisition of UBI, we began writing commercial package business in the second quarter of 2008. We were able to access an extensive amount of UBI’s historical loss data for analysis. Additionally, the claims adjusting has remained stable. As such, it has allowed us to develop our own development patterns without the use of industry factors. Similar methods involved in determining reserves are consistent as described above for other property and casualty business.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2009, 2008 and 2007, reflecting changes in losses incurred and paid losses:

(Amounts in Thousands)	2009	2008	2007
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,014,059	$775,392	$295,805
Less: Reinsurance recoverables at beginning of year	504,404	258,028	44,127
Net balance, beginning of year	509,655	517,364	251,678
Incurred related to:
Current year	332,598	238,847	274,897
Prior year	(4,827)	(544)	2,089
Total incurred losses during the year	327,771	238,303	276,986
Paid losses and LAE related to:
Current year	(203,210)	(144,272)	(120,065)
Prior year	(109,872)	(112,893)	(59,990)
Total payments for losses and LAE	(313,082)	(257,165)	(180,055)
Commuted loss reserves	4,612	—	—
Net balance, December 31	528,956	498,502	348,609
Acquired outstanding loss and loss adjustment reserve	—	15,173	168,755
Effect of foreign exchange rates	1,114	(4,020)	—
Plus reinsurance recoverables at end of year	561,874	504,404	258,028
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,091,944	$1,014,059	$775,392

As of December 31, 2009, our gross reserves for loss and loss adjustment expenses were $1,091.9 million, of which our IBNR reserves constituted 50.7%. As of December 31, 2009, our gross loss reserves for our Small Commercial Business segment were $763.1 million, our gross loss reserves for our Specialty Risk and Extended Warranty segment were $121.9 million and our gross loss reserves for Specialty Middle Market Business segment were $206.9 million. During 2009, the Company commuted certain loss reserves related to workers’ compensation that were included in ceded reinsurance treaties. This commutation had no material effect on net earnings.

As of December 31, 2008, our gross reserves for loss and loss adjustment expenses were $1,014.1 million, of which our IBNR reserves constituted 56.5%. As of December 31, 2008, our gross loss reserves for our Small Commercial Business segment were $752.5 million, our gross loss reserves for our Specialty Risk and Extended Warranty segment were $80.9 million and our gross loss reserves for Specialty Middle Market Business segment were $180.7 million.

As of December 31, 2007, our gross reserves for loss and loss adjustment expenses were $775.4 million, of which our IBNR reserves constituted 57.3%. As of December 31, 2007, our gross loss reserves for our Small Commercial Business segment were $616.8 million, our gross loss reserves for our Specialty Risk and Extended Warranty segment were $71.8 million and our gross loss reserves for Specialty Middle Market Business segment were $86.8 million.

Loss Development

The table below shows the net loss development for business written each year from 1999 through 2009. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2009, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

The period from 1999 to 2000 relates primarily to business written prior to the acquisition of TIC and RIC by the Company. Therefore, the high redundancies in these periods were attributable primarily to the runoff of these closed books of business.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	10,611	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365	509,655	530,070
Net reserve estimated as of One year later	5,991	7,485	9,815	13,771	36,812	83,957	150,854	253,767	516,821	504,828
Two years later	5,466	6,653	10,034	13,804	37,954	83,293	150,516	215,465	519,346
Three years later	4,870	5,510	10,797	10,175	35,056	82,906	122,601	221,362
Four years later	4,245	5,510	10,797	11,179	34,844	70,146	120,975
Five years later	4,245	5,510	9,336	10,524	27,992	71,012
Six years later	4,245	5,510	9,179	9,089	28,069
Seven years later	4,245	5,510	9,005	9,914
Eight years later	4,245	5,510	9,444
Nine years later	4,245	5,510
Ten years later	4,245
Net cumulative redundancy (deficiency)	6,366	4,886	1,462	3,488	5,327	13,907	29,365	30,316	(1,981)	4,827

	Year Ended December 31, 2009
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	222	542	971	1,904	5,079	14,436	24,050	38,010	113,567	109,872
Two years later	106	1,050	1,187	2,328	10,198	25,113	35,894	70,406	159,874
Three years later	212	1,117	1,439	2,877	13,043	33,049	48,804	91,914
Four years later	349	677	1,439	3,493	14,768	38,443	54,444
Five years later	169	677	1,526	3,670	16,942	41,830
Six years later	169	677	1,529	4,666	17,916
Seven years later	169	677	2,411	5,169
Eight years later	169	677	2,855
Nine years later	169	677
Ten years later	169
Net reserve –
December 31,	10,611	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365	509,655	530,070
Reinsurance Recoverable	531	821	1,742	4,078	3,529	14,445	17,667	44,127	258,027	504,404	561,874
Gross reserves –
December 31,	11,142	11,217	12,648	17,480	36,925	99,364	168,007	295,805	775,392	1,014,059	1,091,944
Net re-estimated reserve	4,245	5,510	9,444	9,914	28,069	71,012	120,975	221,362	519,346	504,828
Re-estimated reinsurance recoverable	—	—	—	2,473	1,730	14,445	16,950	44,569	258,028	504,404
Gross re-estimated reserve	4,245	5,510	9,444	12,387	29,799	85,457	137,925	265,931	777,374	1,009,232
Gross cumulative redundancy (deficiency)	6,897	5,707	3,204	5,093	7,126	13,907	30,082	29,874	(1,982)	4,827

Investments

Our investment portfolio, excluding other investments, is summarized in the table below by type of investment.

	December 31, 2009		December 31, 2008
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$233,810	16.7%	$192,053	14.2%
Time and short-term deposits	31,265	2.2	167,845	12.5
U.S. treasury securities	124,143	8.9	17,851	1.3
U.S. government agencies	47,424	3.4	21,434	1.6
Municipals	27,268	1.9	45,208	3.4
Commercial mortgage back securities	3,359	0.2	3,390	0.2
Residential mortgage backed securities – primarily agency backed	490,363	35.0	492,405	36.6
Asset backed securities	3,619	0.3	5,068	0.4
Corporate bonds	389,186	27.8	373,901	27.7
Preferred stocks	5,110	0.4	5,315	0.4
Common stocks	45,245	3.2	23,513	1.7
	$1,400,792	100.0%	$1,347,983	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2009 and 2008 as rated by Standard and Poor’s.

	2009	2008
U.S. Treasury	11.4%	1.8%
AAA	54.7	59.8
AA	2.2	4.5
A	20.7	25.1
BBB, BBB+, BBB-	9.7	6.3
BB, BB+, BB-	0.1	0.1
B, B+, B-	—	0.9
Other (includes securities rated CC, CCC, CCC- and D)	1.2	1.5
Total	100.0%	100.0%

Additional financial information regarding our investments is presented under the subheading “Investment Portfolio” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Certain International Tax Considerations

We operate our business in several foreign countries and are subject to taxation in several foreign jurisdictions. A brief description of certain international tax considerations affecting us appears below. We will be subject to U.S. income taxation on any income of our foreign subsidiaries which is Subpart F income.

Bermuda

Bermuda currently does not impose any income, corporation or profits tax, withholding tax, capital gains tax or capital transfer tax on AII, our Bermuda affiliate, or any estate duty or inheritance tax applicable to shares of AII (except in the case of shareholders resident in Bermuda). Except as set out in the following paragraph, no assurance can be given that AII will not be subject to any such tax in the future.

AII has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to

AII or to any of its operations, shares, debentures or obligations until March 28, 2016; provided that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by AII in respect of real property or leasehold interests in Bermuda held by it. No assurance can be given that AII will not be subject to any such tax after March 28, 2016.

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

Ireland

AmTrust International Underwriters Limited (“AIU”), a company incorporated in Ireland, is managed and controlled in Ireland and, therefore, is resident in Ireland for Irish tax purposes and subject to Irish corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by AIU from an Irish trade (that is, a trade that is not carried on wholly outside of Ireland) will be subject to Irish corporation tax at the current rate of 12.5%. Other income (that is, income from passive investments, income from non-Irish trades and income from certain dealings in land) is generally subject to Irish corporation tax at the current rate of 25%.

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

If AIU carries on a trade in the United Kingdom through a permanent establishment in the U.K., profits realized from such a trade in the U.K. will be subject to Irish corporation tax notwithstanding that such profits may also be subject to taxation in the U.K. A credit against the Irish corporation tax liability will be available for any U.K. tax paid on such profits, subject to the maximum credit being equal to the Irish corporation tax payable on such profits.

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

Insurance companies are subject to an insurance premium tax in the form of a stamp duty charged at 3% of certain premium income. It applies to general insurance business, mainly business other than:

•	reinsurance;
•	life insurance
•	certain, maritime, aviation and transit insurance; and
•	health insurance.

It applies to a premium in respect of a policy where the risk is located in Ireland. Legislation provides that risk is located in Ireland:

•	in the case of insurance of buildings together with their contents, where the building is in Ireland;
•	in the case of insurance of vehicles, where the vehicle is registered in Ireland;
•	in the case of insurance of four months or less duration of travel or holiday if the policyholder took out the policy in Ireland; and
•	in all three cases of insurance where the policyholder is resident in Ireland, or if not an individual, where the head office of the policyholder is in Ireland or its branch to which the insurance relates is in Ireland.

Luxembourg

ACHL, a Luxembourg holding company, is owned by AII, our Bermuda insurance company. ACHL owns all of the issued and outstanding stock of five Luxembourg-domiciled captive insurance companies that had accumulated equalization reserves, which are catastrophe reserves in excess of required reserves which are determined by a formula based on the volatility of the business reinsured. Because AII is an insurance company with the ability to cede losses, the captives are well-positioned to utilize their equalization reserves. Luxembourg does not impose any income, corporation or profits tax on ACHL provided sufficient losses cause the equalization reserves to be exhausted. However, if the captives cease to write business or are unable to utilize their equalization reserves, they will ultimately recognize income which will be taxed by Luxembourg at a rate of approximately 30%.

For U.S. federal income tax purposes, ACHL is a controlled foreign corporation and its taxable income, if any, will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Luxembourg tax paid on such income.

United Kingdom

IGI, a company incorporated in the United Kingdom, is managed and controlled in the U.K. and, therefore, is treated as a resident in the U.K. for British tax purposes and subject to British corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by IGI will be subject to British corporation tax at the rate of 28%.

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

IGI may pay dividends to AII, its direct parent company, free of U.K. withholding tax.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. AII, Technology Insurance Company, Inc. (“TIC”) and Rochdale Insurance Company (“RIC”) were each assigned a letter rating of “A-” (Excellent) by A.M. Best in 2003 and Wesco Insurance Company (“WIC”) was assigned a letter rating of “A-” (Excellent) by A.M. Best in July 2006 and AIU was assigned a letter rating of “A-” (Excellent) by A.M. Best in 2007. Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and Trinity Lloyd’s Insurance Company (“TLIC”) were assigned a letter rating of “A-” (Excellent) by A.M. Best in 2008. These ratings have since remained unchanged. IGI was assigned a letter rating of “A-” (Excellent) by A.M. Best in August 2009. AIIC is not currently rated by A.M. Best. An “A-” rating is the 4th highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

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

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the commercial business insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Our competitors include other insurance companies, state insurance pools and self-insurance funds. More than one hundred insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. We believe our competitive advantages include our underwriting and claims management practices and systems and our A.M. Best rating of “A-” (Excellent). In addition, we believe that our insurance is competitively priced and that our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

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

Our Specialty Middle Market Business segment employs a niche strategy that helps differentiate its offerings versus competitors, as most competing carriers pursue larger transactions. We do not compete for high exposure business and prefer to underwrite less volatile classes of business. The Company maintains the requisite A.M. Best rating and financial size to compete favorably for target business.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and the European Union (especially, Ireland and England) and are subject to relatively less regulation in Bermuda.

United States

We have eight operating insurance subsidiaries domiciled in the United States, RIC, TIC, WIC, AIIC, MCIC, SNIC, AICK and TLIC (the “U.S. Insurance Subsidiaries”).

Holding Company Regulation

All or nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws require disclosure of material transactions within the holding company system as well as prior notice of or approval for certain transactions including the payment of certain dividends. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

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

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some instances and regulate unfair trade and claims practices. In particular, workers’ compensation policy forms and rates are closely regulated in all or nearly all states. Workers’ compensation insurers are also subject, to some degree, to regulation by the workers’ compensation regulators in the states in which they provide such insurance.

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

Insurance producers, third party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Our subsidiaries, AmTrust North America, Inc., AmTrust North America of Florida, Inc., AMT Warranty Corp., IGI Underwriting Agency, Inc and The Princeton Agency, Inc. are subject to licensing requirements and regulation by insurance regulators in various states.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years and, since January 2009, the U.S. Treasury Department, as part of its broad proposal to reform regulation of the financial services industry, has proposed legislation that would impact the insurance industry. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

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

Specific federal regulatory developments include the introduction of legislation in Congress that would repeal the McCarran-Ferguson Act antitrust exemption for the insurance industry. The antitrust exemption allows insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs with greater reliability, among other things. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an important part of cost-based pricing. If the ability to collect this data were removed, the predictability of future loss costs and the reliability of pricing could be undermined.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. Current ongoing routine examinations include AICK, by the Kansas Insurance Department for market conduct for the period ended December 31, 2008, SNIC and TLIC, by the Texas Department of Insurance, for the period ended December 31, 2008 and RIC, by the New York department of Insurance, for the period ended December 31, 2008. Examinations of the financial conditions of TIC and WIC were made as of December 31, 2006, by the New Hampshire Insurance Department and Delaware Insurance Department, respectively. Neither RIC, TIC nor WIC has been the subject of an examination of its market conduct, which would involve review by an insurance department of its compliance with laws governing marketing, underwriting, claims-handling and other aspects of its insurance business. An examination of the financial condition of AIIC (2006), and MCIC (2006) were made by the each insurance company’s respective state insurance department prior to its acquisition by AmTrust.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. Each of our U.S. Insurance subsidiaries as of December 31, 2009, has established or will establish accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in the NCCI pools where the results of all policies provided through the NCCI pools, are shared by the participating companies. Currently, our U.S. Insurance Subsidiaries satisfy their residual market obligations by participating in the NCCI pools. None of the U.S. Insurance Subsidiaries issues policies to employers assigned to them except to the extent that we act as a servicing carrier for workers’ compensation assigned risk plans in Arkansas, Illinois, Indiana, Georgia and Virginia (“Assigned Risk Plans”).

Coverage provided by the Assigned Risk Plans is offered through servicing carriers, which issue policies to employers assigned to them by the Assigned Risk Plan’s administrator. Polices issued pursuant to the Assigned Risk Plans are 100% reinsured by the NCCI pool, which are funded by assessments on insurers which write workers’ compensation insurance in the states which participate in the Pools. TIC acts as a servicing carrier for the Assigned Risk Plans. Servicing carrier contracts are generally are awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the NCCI Pools. We began writing policies effective January 1, 2008.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. The Company received recoveries of approximately $0.6 million, $1.0 million and $0.2 million from such state-managed trust funds in 2009, 2008 and 2007, respectively. The aggregate amount of cash paid by the Company for assessments to state-managed trust funds for the years ended December 31, 2009, 2008 and 2007 was approximately $6.2 million, $6.2 million and $4.9 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2009, our U.S. Insurance subsidiaries risk-based capital level exceeded the minimum level that would trigger regulatory attention.

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

As of December 31, 2009 TIC had no ratios outside the usual range. Each of RIC and AIIC had one ratio outside the usual ranges, Each of SNIC, AICK, MCIC and TLIC had two ratios outside the usual ranges and WIC had three ratios, outside the usual ranges. SNIC, MCIC and TLIC had ratios outside the usual range due to an increase in written premium, which was a function of the Company’s continued growth. AIIC had a ratio outside the usual range due to a decrease in written premium, which was a function of the Company’s moving Florida workers compensation premium onto TIC. In addition, RIC, AICK, MCIC and TLIC had an unusual value related to investment yield; this was a result of decreasing yields on cash and short term investments. The remaining ratios (three ratios for WIC and one for each of SNIC and AICK) outside the usual range are a function of an intercompany reinsurance agreement in which WIC, SNIC and AICK cede to AII and TIC, respectively, 70% and 20% of subject premium.

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

Statutory accounting practices established by the NAIC and adopted in part by the New York, New Hampshire, Delaware, Florida, Wisconsin, Kansas and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of RIC, TIC, WIC, AIIC, MCIC, SNIC, AICK and TLIC and thus determine, in part, the amount of funds that are available to pay dividends to AmTrust.

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

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Financial Regulator of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, so that such holdings amount to a qualifying holding exceed or fall below the “specified levels” to notify the Irish Financial Regulator. The Irish Financial Regulator has up to 80 working days from the date of submission of a notification within which to oppose the proposed transaction, if the Irish Financial Regulator is not satisfied as to the suitability of the acquirer “in view of the necessity to” ensure the sound and prudent management of the insurance undertaking.” A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the insurance company becoming the acquirer’s subsidiary.

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

The amount of the minimum guarantee fund which AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2009 was approximately €8.2 million. The amount of the minimum guarantee fund may never be less than €3.5 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines issued by the Irish Financial Regulator.

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

Bermuda

Classification

AII is registered as a Class 3 insurer under the Insurance Act 1978 of Bermuda (the “Insurance Act”). AII is also licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. However, pursuant to its license, AII may not write any long-term business other than Credit Life Insurance without the prior approval of the Bermuda Monetary Authority (“BMA”). General business broadly includes all types of insurance that is not long-term business.

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

Approved Actuary

Long-term insurers are required to submit an annual actuary’s certificate when filing its statutory financial returns. The actuary, who is normally a qualified life actuary, must be approved by the BMA.

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

Notification by Shareholder Controller of New or Increased Control

Any person who becomes a holder of at least 10%, 20%, 33% or 50% of AII’s shares must notify the BMA in writing within 45 days of becoming such a holder, or 30 days from the date such person has knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. A person that does not comply with such a notice from the BMA will be guilty of an offense.

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

United Kingdom

IGI Insurance Company Limited (IGI) is a non-life insurance company organized under the laws of the UK (including the Companies Act 2006, Financial Services and Markets Act 2000 and the Data Protection Act 1988 and the European Communities non-life framework regulations 1994 (as amended).

IGI Insurance Company has been authorized by the FSA to underwrite various classes of non-life business within the UK and, for some of these classes, on a “freedom of services” basis for some member states of the EEA subject to complying with such “general good” conditions as may be laid down by the local regulatory authorities.

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

Financial Requirements and Regulatory Guidelines

IGI is required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) which the FSA issues in respect of the company. The ICG is the amount of capital resources that the FSA considers a company should carry to maintain financial adequacy taking into account the Company’s business profile, structure and risk management systems. As of December 31, 2009, IGI’s Required ICG was £17.65 million.

Restrictions on Dividends

IGI may only make distributions out of profits available for distribution. These are its accumulated, realized profits so far as not previously distributed or capitalized, less its accumulated, realized losses so far as not previously written off in a reduction or reorganization of capital. The test of whether the distribution is legal is applied by reference to relevant accounts complying with specified requirements.

Offices

Our principal executive offices are located at 59 Maiden Lane, 6th Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2009, we had approximately 1,000 employees worldwide.

None of our employees is covered by a collective bargaining agreement. Certain members of our management team have employment agreements. The remainder of our employees are at-will employees.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports to the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. Our internet website address is www.amtrustgroup.com. You can obtain on our website’s Investor Relations page, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC as well.

Also available at the “Corporate Governance” section of the Investor Relations page of our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the Audit Committee Charter. Copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the Audit Committee Charter are also available in print free of charge, upon request by any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at our corporate office.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the SEC include the following:

Risks Related to Our Business

Current economic conditions could adversely affect our financial condition and results of operations.

Negative trends in business investment, consumer confidence and spending, the volatility of the capital markets, the availability of credit and the rate of unemployment can adversely affect our business. And, although we have not seen material decreases in new business activity or reported payrolls, a prolonged economic downturn or a sustained period of high unemployment and/or tight credit could adversely impact our future growth and profitability. Although we continue to closely monitor market conditions, we cannot predict future conditions or their impact on our premium volume, the value of our investment portfolio and our financial performance. As a result of these current economic conditions, we could experience future decreases in business activity and incur additional realized and unrealized losses in our investment portfolio, both of which could adversely affect our financial condition and results of operations.

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

We are liable for losses and loss adjustment expenses under the terms of the insurance policies we underwrite. Therefore, we must establish and maintain reserves for our estimated liability for loss and loss adjustment expenses with respect to our entire insurance business. If we fail to accurately assess the risks associated with the business and property that we insure, our reserves may be inadequate to cover our actual losses. We establish loss reserves that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to us. Our loss reserves are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. They are inherently uncertain and do not represent an exact measure of actual liability. Judgment is required to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. If there were unfavorable changes in our assumptions, our reserves may need to be increased. Any increase in reserves would result in a charge to our earnings.

In particular, workers’ compensation claims, often are paid over a long period of time. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses.

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

Rating agencies evaluate insurance companies based on their ability to pay claims. Our domestic insurance subsidiaries, TIC, RIC, WIC, MCIC, SNIC, AICK and TLIC, our Irish subsidiary AIU, our United Kingdom subsidiary, IGI, and our Bermuda subsidiary, AII, each currently has a financial strength rating of “A-” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating, which is the fourth highest of 16 rating levels, is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

There can be no assurance that TIC, RIC, WIC, MCIC, SNIC, AICK, TLIC, AIU, IGI and AII will be able to maintain their current ratings. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies. Some of our policyholders are required to maintain workers’ compensation coverage with an insurance company with an A.M. Best rating of “A-” (Excellent) or better. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best rating.

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Because this cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. We experienced increased price competition in certain of our target markets during 2007, 2008 and 2009, and these cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss and catastrophe reinsurance. Pursuant to our quota share reinsurance agreement with Maiden Insurance Company, Ltd. (“Maiden Insurance”), Maiden Insurance reinsures approximately 40% of our net retained premiums (the “Maiden Quota Share”). In addition, we purchase reinsurance on an excess of loss and catastrophe basis for protection against catastrophic events and other large losses. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. The Maiden Quota Share has a three year term, which, subject to the occurrence of certain early termination events which permit either party to terminate on 30 days’ written notice, will renew automatically for successive three year terms unless one of the parties notifies the other of its election not to renew not less than nine months prior to the expiration of any such three year term. The Maiden Quota Share has been renewed for a three year term commencing July 1, 2010 and expiring June 30, 2013. Our excess of loss and catastrophe reinsurance facilities are generally subject to annual renewal.

We may be unable to maintain our current reinsurance facilities, including the Maiden Quota Share, or to obtain other reinsurance in adequate amounts and at favorable rates. Increases in the cost of reinsurance would adversely affect our profitability. In addition, if we are unable to renew our expiring facilities or to obtain new reinsurance on favorable terms, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

Retentions in various lines of business expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance subsidiaries. The determination to reduce the amount of reinsurance we purchase or not to purchase reinsurance for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and our loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in such lines of business and in the event of significant losses associated with such risks or lines of business could have a material adverse effect on our financial position, results of operations and cash flows.

We may not be able to recover amounts due from our third party reinsurers which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we were unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our financial condition would be adversely affected. As of December 31, 2009, we had an aggregate amount of approximately $643.3 million of recoverables from third party reinsurers on paid and unpaid losses.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of December 31, 2009, assuming full exercise of outstanding warrants, Michael Karfunkel owns or controls approximately 15% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 10.5% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.7% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should the interests of the Company and Maiden diverge.

Mr. Zyskind’s service as our president and chief executive officer and chairman of the board of Maiden could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If the Company and Maiden were in the future deemed to be competitors within the meaning of the Clayton Act and certain thresholds relating to direct competition between AmTrust and Maiden are met, the Department of Justice and Federal Trade Commission could challenge the arrangement.

Our relationship with American Capital Acquisition Corporation and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

American Capital Acquisition Corporation (“ACAC”) is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which in turn is controlled by Michael Karfunkel (“Karfunkel”), Karfunkel, individually, and the Company. ACAC on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a principal shareholder and chairman of the board of directors of the Company. The Company owns 53,054 shares of Series A 8% cumulative dividend preferred stock in

ACAC, which are convertible, at the Company’s option, into 21.25% of ACAC’s issued and outstanding Common Stock and have voting rights at the conversion rate. Assuming the conversion of the Company’s preferred stock in ACAC into Common Stock, the Trust and Karfunkel and would own, respectively, 56.98% and 21.77% of the issued and outstanding common stock of ACAC.

The Company is entitled to appoint one member of ACAC’s board of directors, which consists of three members, and has appointed Donald T. DeCarlo, who is an independent member of the Company’s board of directors, as its designated director on the ACAC board of directors. In addition, Karfunkel is the chairman of the board of directors of ACAC and Barry D. Zyskind, the Company’s chief executive officer, president and director, is serving as an executive of ACAC on an interim basis.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to ACAC or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest could arise were the interests of AmTrust and ACAC to diverge.

We are dependent on Maiden for commission and fee income.

We are dependent on Maiden for commission and fee income through the Maiden Quota Share by which Maiden Insurance reinsures AmTrust’s insurance subsidiaries; the asset management agreement between Maiden and Maiden Insurance and our subsidiary, AII Insurance Management Ltd., by which we manage Maiden’s and Maiden Insurance’s invested assets; and the reinsurance brokerage agreement, by which our subsidiary, AII Reinsurance Broker Limited provides Maiden Insurance certain reinsurance brokerage services.

Pursuant to the Maiden Quota Share, we receive ceding commission of 31% of ceded written premiums on all business except retail commercial package business. Effective June 1, 2008, the Maiden Quota Share was amended to include retail commercial package business. We receive a ceding commission of 34.375% for the retail commercial package business. The Maiden Quota Share, which had an initial term of three years, has been renewed for a successive three year term until June 30, 2013 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

Pursuant to the asset management agreement, we receive a quarterly fee equal to 0.20% per annum which is reduced to 0.15% per annum if the average invested assets for the quarter exceed $1 billion. The asset management agreement has a one year term and will renew automatically for successive one year terms unless notice of intent not to renew is provided. Pursuant to the reinsurance brokerage agreement, we receive a brokerage commission equal to 1.25% of the premium ceded to Maiden Insurance under the quota share reinsurance agreement.

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

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophes can cause losses in multiple property and casualty lines, including property and workers’ compensation. Workers’ compensation constitutes approximately 39% of our business and we write commercial property insurance in our Specialty Middle Market Business segment and our Small Commercial Business segment. The incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.

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

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating workers’ compensation coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information were incomplete or inaccurate, we may under-price premiums by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to set premiums accurately, we must:

•	collect and properly analyze a substantial volume of data from our insureds;
•	develop, test and apply appropriate rating formulas;
•	closely monitor and timely recognize changes in trends; and
•	project both frequency and severity of our insureds’ losses with reasonable accuracy.

We also must implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result set premiums accurately, is subject to a number of risks and uncertainties, principally:

•	insufficient reliable data;
•	incorrect or incomplete analysis of available data;
•	uncertainties generally inherent in estimates and assumptions;
•	our inability to implement appropriate rating formulas or other pricing methodologies;
•	regulatory constraints on rate increases;
•	unexpected escalation in the costs of ongoing medical treatment;
•	our inability to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and
•	unanticipated court decisions, legislation or regulatory action.

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

From time to time we may pursue additional acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives. The process of integrating an acquired business or company can be complex and costly, however, and may create unforeseen operating difficulties and expenditures. We believe that certain of our competitors also may plan to make similar acquisitions. The costs and benefits of future acquisitions are uncertain. There is no assurance that we will be able to successfully identify and acquire additional existing business on acceptable terms or that we will be successful in integrating any business that we acquire.

If our businesses do not perform well, we may be required to recognize an impairment of our goodwill, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If it is determined that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such impairments could have a material adverse effect on our results of operations or financial position.

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

In 2009, primarily all of our workers’ compensation gross premiums written were derived from small businesses. Because workers’ compensation premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. Because of their size, small businesses may be more vulnerable to changes in economic conditions. We believe that the most common reason for policyholder non-renewals is business failure. As a result, our workers’ compensation gross premiums written are primarily dependent upon economic conditions where our policyholders operate.

We rely on our information technology and telecommunications systems to conduct our business.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, such as endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Likewise, a security breach of our computer systems could also interrupt or damage our operations or harm our reputation in the event confidential customer information is disclosed to third parties. Either of these circumstances could have a material adverse effect upon our financial condition, operations or reputation.

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

In the Specialty Middle Market business segment, independent wholesale agents produce and largely control the renewal of all the business. Our ability to successfully and profitably transition this business depends on, among other things, our ability to establish and maintain good relationships with these producers.

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

Our future capital requirements will depend on many factors, including regulatory requirements, the financial stability of our reinsurers, future acquisitions and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth to support future operating requirements or cover claims. If we have to raise additional capital, equity or debt financing may not be available to us or may be available only on terms that are not favorable. In the case of equity financings, dilution to our stockholders could result and the securities sold may have rights, preferences and privileges senior to our currently issued and outstanding common stock. In addition, under certain circumstances, we may sell our common stock, or securities convertible or exchangeable into shares of our common stock, at a price per share less than the market value of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition or results of operations could be adversely affected.

Our businesses, and, therefore, our results of operations and financial condition may be adversely affected by the recent disruption in the global credit markets and instability of financial systems.

The recent disruption in the U.S. based credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets had a significant impact on financial institutions and certain insurance companies, which has resulted in significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. These conditions resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies which were perceived to need additional capital.

These unprecedented disruptions in the credit and financial markets had a significant material adverse impact on a number of financial institutions and access to capital and credit for many companies remains limited. Although we are not currently aware of any issues impacting the ability or willingness of our lenders to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets could adversely affect the availability and terms of future borrowings or renewals or refinancings.

If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We primarily manage our investment portfolio internally under investment guidelines approved by our board of directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market volatility, various regulatory issues, credit risk, potential litigation, tax audits and disputes, failure to monetize in an effective and/or cost-efficient manner and poor operating results. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2009, our investment in fixed income securities was approximately $1.1 billion, or 77% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2009, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $54.5 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. These conditions could result in lower than expected yields on our fixed securities and short term investment portfolio.

While we attempt to manage these risks through investment guidelines and other oversight mechanisms, our efforts may not be successful. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. As a result, our exposure to any of the above credit risks could materially and adversely affect our results of operations.

We invest some of our assets in equity securities, which may decline in value.

We invest a portion of our investment portfolio in equity securities. At December 31, 2009, our investments in equity securities were approximately $50.4 million, or approximately two percent of our investment portfolio. We reported unrealized losses at year end in the amounts of $14.7 million and $55.5 million as of December 31, 2009 and 2008, respectively.

We are subject to a number of risks associated with our business outside the United States.

We conduct business outside the United States primarily in the United Kingdom, Bermuda, Canada and Ireland. We have also started to explore opportunities in other countries, including in emerging markets such as India and China. While our business outside of the United States currently constitutes approximately 20 percent our gross written premium, in conducting such business we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. In addition, some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2009, 2008 and 2007, approximately 21%, 15% and 14%, respectively, of our net premiums written were written in currencies other than the U.S. dollar. As of both December 31, 2009 and 2008, approximately 6% of our cash and investments were denominated in non-U.S. currencies. Because we write business in the EU and the United Kingdom, we hold investments denominated in Euros and British Pounds and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

We may be subject to taxes on our Luxembourg affiliates’ equalization reserves.

In 2009, we acquired a Luxembourg holding company and five Luxembourg-domiciled captive insurance companies with equalization reserves in the total amount of approximately $127.4 million. An “equalization reserve” is a catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the captive insurance company. Provided that the Company is able to cede losses to the captive insurance companies through intercompany reinsurance arrangements, which are sufficient to exhaust the captives’ equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the captive insurance companies. However, if the captive reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would recognize income which would be taxed by Luxembourg at a rate of approximately 30%.

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

We use third-party claims administrators and other outside companies to underwrite policies and manage claims on our behalf for some portions of our business, including our Specialty Risk and Extended Warranty segment and our Specialty Middle Market business segment. We are dependent on the skills and performance of these parties, and we cannot control their actions although we provide underwriting guidelines and periodically audit their performance. In addition, the loss of the services of key outside service providers could adversely impact our business prospects and operations. The loss of the services of these providers, or our inability to contract and retain other skilled service providers from a limited pool of qualified insurance service providers, could delay or prevent us from fully implementing our business strategy or could otherwise adversely affect the Company.

AmTrust is an insurance holding company and does not have any direct operations.

AmTrust is a holding company that transacts business through its operating subsidiaries. AmTrust’s primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay AmTrust’s direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds for AmTrust. The ability of AmTrust to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to AmTrust. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, Ireland, England and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, AmTrust may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2009 AmTrust’s insurance subsidiaries could pay dividends to AmTrust of $202.3 million without prior regulatory approval. Any dividends paid by AmTrust’s subsidiaries would reduce their surplus.

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

In addition, as a condition to conducting workers’ compensation and commercial automobile liability business in most states, insurance companies are required to participate in residual market programs to provide insurance to those businesses who cannot procure coverage from an insurance carrier willing to provide coverage on a voluntary basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we are compensated for our participation in these pools by receiving a share of the premium paid to the pools, this compensation is often inadequate to cover the cost of our losses arising from our participation in these pools. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. We currently participate in mandatory pooling arrangements in 13 states. Our premiums from mandatory pooling arrangements were $5.9 million, $10.2 million and $16.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These mandatory pooling arrangements caused our net combined ratio to decrease by 0.3% for 2009 and increase by 1% for 2008 and 2007, respectively. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability of other members in the pool.

We are subject to regulation and legislative and regulatory proposals which may limit our ability to transact business.

Our insurance company subsidiaries are subject to extensive regulation in the jurisdictions in which they do business. Insurance regulation generally is intended to protect policyholders, not shareholders. In the United States, insurance regulation generally is administered by each state through its state insurance department. State insurance regulation regulates, among other things:

•	solvency;
•	the lines of business which we may transact;
•	certain transactions between our insurance subsidiaries and affiliates, including us;
•	the nature, quality and concentration of our investments;
•	rates which we may charge and the terms and conditions of our policy forms;
•	dividends which may be paid by our insurance subsidiaries;

In addition to state regulation, legislative proposals in the U.S. Congress may lead to additional federal regulation in coming years. Our non-U.S. subsidiaries are subject to regulation in the jurisdictions in which they operate. In the event that a regulatory authority determines that we have failed to comply with regulatory requirements applicable to our business, we could be subject to actions which could have a material adverse effect on our business, such as fines, penalties or orders to cease transacting business. Furthermore, the enactment of new laws and regulations and changes in the interpretations of existing laws and regulations which are not yet contemplated could have a material adverse effect on our business.

In addition, our European legal entities will be subject to Solvency II, the new EU regulatory regime, which was enacted in November 2009, and imposes new solvency and governance requirements on insurers across all EU Member States. Solvency II is expected to be implemented in October 2012. Regulators in Bermuda and other jurisdictions in which we operate are also considering various proposals for financial and regulatory reform. The future impact of such initiatives, if any, on our results of operations or our financial condition cannot be determined at this time. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. In response to the September 11, 2001 terrorist attacks, the United States Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) require commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2014 to help such insurers cover claims related to future terrorism-related losses.

Pursuant to TRIA, AmTrust’s insurance companies must offer insureds coverage for acts of terrorism that are certified as such by the U.S. Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General, for an additional premium or decline such coverage. Under TRIA and TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 million in the aggregate during any one year. Once the program trigger is met, the federal government will reimburse commercial insurers for up to 85% of the losses due to certified acts of terrorism in excess of a deductible of the insurer’s direct earned commercial lines premiums for the immediately preceding calendar year. We estimate that our 2010 deductible would be approximately $172.0 million. Because there are substantial limitations and restrictions on the protection against terrorism losses provided to us by our reinsurance and the risk of severe losses to us from acts of terrorism remains. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and TRIA protections and could adversely affect our business and financial condition.

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

Our common stock is listed on the Nasdaq Stock Market under the symbol “AFSI”. However, the market price for shares of our common stock may be highly volatile. Our performance, as well as government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

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

Based on the number of shares outstanding as of December 31, 2009, George Karfunkel, Michael Karfunkel and Barry D. Zyskind, directly or indirectly, collectively own or control approximately 59% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions (including related party transactions). These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASD Rule 4350(c)(5). At present, half of the members of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

If we were to cease being a controlled company as a result of issuance of common stock by us or sales of common stock by George Karfunkel, Michael Karfunkel or Barry D. Zyskind, we would have to comply with the board committee independence requirements of the Nasdaq Stock Market within specified periods, which would involve having an entirely independent compensation and governance and nominating committees within one year after ceasing to be a controlled company. If we are unable to achieve compliance with these requirements, our common stock could be de-listed from the Nasdaq Stock Market.

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

We are subject to state and foreign statutes and regulations, which generally require that any person or entity desiring to acquire direct or indirect control of any of our insurance company subsidiaries obtain prior regulatory approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

We may be unable to pay dividends on our common stock.

Our income is generated primarily from our Insurance Subsidiaries. The ability of our Insurance Subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our Insurance Subsidiaries could not pay dividends, We may not, in turn, be able to pay dividends to shareholders. In addition, the terms of our junior subordinated debentures and term loan limit, in some circumstances, our ability to pay dividends on its common stock, and future borrowings may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock. As of December 31, 2009 our insurance subsidiaries collectively could pay dividends to us of $202.3 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus.

We have a history of paying dividends to our shareholders when sufficient cash is available, and we currently intend to pay dividends in each quarter of 2010. However future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner discussed above. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own a 63,000 square foot building in Cleveland, Ohio. In addition, we lease an aggregate of approximately 280,000 square feet of office space in over 26 locations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

In January 2010, the court denied the defendants’ motion to dismiss the complaint. Discovery is proceeding. The Company and each of the defendants believe the Complaint is without merit and intend to vigorously defend the action.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “AFSI” on November 13, 2006. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share. As of February 24, 2010, there were approximately 157 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low closing prices per share for our common shares and the cash dividends declared with respect to such shares:

2009	High	Low	Dividends Declared
First quarter	$12.21	$6.80	$0.05
Second quarter	$11.87	$8.34	$0.06
Third quarter	$13.10	$10.90	$0.06
Fourth quarter	$12.51	$11.25	$0.06

2008	High	Low	Dividends Declared
First quarter	$17.50	$12.07	$0.04
Second quarter	$17.43	$12.48	$0.04
Third quarter	$15.00	$10.60	$0.05
Fourth quarter	$13.64	$5.95	$0.05

On February 24, 2010, the closing price per share for our common stock was $14.26.

Dividend Policy

Our board of directors has historically declared the payment of quarterly dividends. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements. Additionally, our income is generated primarily from our insurance subsidiaries. The ability of our insurance subsidiaries to pay dividends to us is regulated and, under certain circumstances, restricted, pursuant to applicable law. In addition, the terms of our junior subordinated debentures, $40 million debt agreement and note payable to Unitrin would limit, in the event of certain circumstances, our ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends.

We are is a holding company which transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. The ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is regulated by insurance laws of various states, Ireland and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, We may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2009 our insurance subsidiaries could pay dividends to us of $202.3 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2009, our insurance subsidiaries paid dividends of $4.5 million to AmTrust.

Share Repurchase Plan

In November 2007, the board of directors authorized the Company to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in the best interests of the Company. The Company repurchased 752,387, 18,900 and 5,000 shares during the years ended December 31, 2009, 2008 and 2007, respectively, related to this authorization. The Company did not repurchase any shares of its common stock in the fourth quarter of 2009.

Common Stock Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Set forth below is a line graph comparing the dollar in the cumulative total shareholder return on the company’s Common Stock, for the period beginning November 13, 2006 (the first trade date of the Company’s common stock) and the ending on December 31, 2009 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of five selected insurance companies over the same period. The peer group consists of AMERISAFE, Inc., Assurant Inc. Markel Corp., Meadowbrook Insurance Group, Inc., and Tower Group, Inc. The graph shows the change in value of an initial $100 investment on November 13, 2006.

Comparative Cumulative Total Returns Since 11/13/06 for AmTrust Financial Group:
Insurance Peer Group and the NASDAQ Global Market Stock Market Index

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO Seidman LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in Thousands, Except Percentages and per Share Data)
Selected Income Statement Data(1)
Gross written premium	$1,198,946	$1,110,574	$839,391	$526,074	$286,131
Ceded gross written premium	(555,520)	(555,661)	(419,510)	(89,760)	(26,918)
Net written premium	$643,426	$554,913	$419,881	$436,314	$259,213
Change in unearned net written premium	(69,544)	(115,816)	24,355	(107,302)	(43,183)
Net earned premium	$573,882	$439,097	$444,236	$329,012	$216,030
Ceding commission – primarily related party	113,931	115,474	62,842	2,938	3,199
Service and fee income	30,690	28,978	20,368	12,403	8,196
Net investment income(2)	54,465	59,476	50,887	27,583	11,534
Net realized gains (loss)	(33,579)	(64,585)	4,644	14,783	4,875
Investment loss on managed assets	—	(2,900)	(6,053)	244	—
Total revenues	$739,389	$575,540	$576,924	$386,963	$243,834
Loss and loss adjustment expense	$327,771	$238,303	$276,986	$210,140	$142,006
Acquisition costs and other underwriting expenses(3)	244,279	203,747	155,366	95,321	66,441
Other operating expenses(4)	22,232	17,318	13,816	10,561	5,805
Total expenses	$594,282	$459,368	$446,168	$316,022	$214,252
Income before other income (expense), provision for income taxes and non-controlling interest	$145,107	$116,172	$130,756	$70,941	$29,582
Other income (expense):
Foreign currency gain (loss)	2,459	2,700	129	833	388
Interest expense	(16,884)	(18,277)	(10,089)	(5,326)	(2,784)
Total other expenses	$(14,425)	$(15,577)	$(9,960)	$(4,493)	$(2,396)
Income before provision for income taxes and non-controlling interest	$130,682	$100,595	$120,796	$66,448	$27,186
Provision for income taxes	27,459	20,567	36,709	17,779	6,666
Non-controlling interest	—	(2,900)	(6,053)	244	—
Income from continuing operations	103,223	82,928	90,140	48,425	20,520
Foreign currency gain on discontinued operations(5)	—	—	—	—	21,745
Other income (loss) from discontinued operations(5)	—	—	—	431	(4,706)
Net income	$103,223	$82,928	$90,140	$48,856	$37,559
Preferred stock dividend accumulated(6)	—	—	—	—	1,200
Net income (loss) available to common shareholders	$103,233	$82,928	$90,140	$48,856	$36,359

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Number of Shares in Thousands)
Per Share Data
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$1.74	$1.38	$1.50	$0.86	$0.80
Income (loss) from discontinued operations	—	—	—	0.01	0.71
Net income (loss) per common share (basic)	$1.74	$1.38	$1.50	$0.87	$1.51
Basic weighted average shares outstanding	59,433	59,991	59,958	56,315	24,089
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$1.72	$1.37	$1.49	$0.86	$0.80
Income (loss) from discontinued operations	—	—	—	0.01	0.71
Net income (loss) per common share (diluted)	$1.72	$1.37	$1.49	$0.87	$1.51
Diluted weighted average shares outstanding	59,954	60,671	60,674	56,315	24,089
Dividend declared per common share	$0.23	$0.18	$0.11	$0.04	$—
Selected Insurance Ratios and Operating Information
Net loss ratio(7)	57.1%	54.3%	62.4%	63.9%	65.7%
Net expense ratio(8)	22.7%	20.1%	20.8%	28.0%	29.4%
Net combined ratio(9)	79.8%	74.4%	83.2%	91.9%	95.1%
Return on equity(10)	21.5%	21.2%	24.7%	21.3%	31.7%

	As of December 31,
	2009	2008	2007	2006	2005
	(Amounts in Thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$233,810	$192,053	$145,337	$59,916	$115,847
Investments	1,181,016	1,169,387	1,143,050	764,277	299,965
Real estate	—	—	1,213	—	—
Reinsurance recoverable	643,321	584,822	281,914	44,127	17,667
Premiums receivable, net	495,871	419,577	257,756	147,779	81,070
Deferred income taxes	7,615	76,910	36,502	9,542	9,396
Goodwill and intangibles assets	115,828	102,425	53,232	29,369	20,781
Total assets	3,400,364	3,143,893	2,322,794	1,223,715	612,890
Reserves for loss and loss adjustment expense	1,091,944	1,014,059	775,392	295,805	168,007
Unearned premiums	871,779	759,915	527,758	323,155	156,802
Note due to seller	21,128	27,561	—	—	—
Notes payable	20,000	33,333	—	—	25,000
Junior subordinated debt	123,714	123,714	123,714	82,476	51,548
Common stock and additional paid in capital less treasury stock	243,930	245,460	241,293	239,538	12,647
Preferred stock(6)	—	—	—	—	60,000
Total shareholders’ equity	569,392	392,548	390,386	340,479	118,411

(1)	Results for a number of periods were affected by our various acquisitions from 2005 to 2009.
(2)	Also included is the finance income of AFS Capital Corporation prior to its disposition in April 2005.
(3)	Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities.
(4)	Other operating expenses are those expenses including amortization of tangible and intangible assets, and service and fee revenue generating activities in which the Company engages.

(5)	The foreign currency gain from discontinued operations relates to our wholly-owned subsidiary, AmTrust Pacific Limited, a New Zealand real estate operating company (“APL”). Income (loss) from discontinued operations reflects the results of operations of APL and AFS Capital Corp., a premium finance company.
(6)	In January 2006, the holder of our preferred stock agreed to a reduction of the dividend in 2005 to $1.2 million. Our preferred stock was exchanged for an aggregate of 10,285,714 shares of our common stock in February 2006.
(7)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.
(8)	Net expense ratio is calculated by dividing the total of acquisition costs and other underwriting expenses less ceding commission earned by net premiums earned.
(9)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.
(10)	Calculated by dividing net income, by the average stockholders’ equity for the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Form 10-K contains certain forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company’s business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected is contained in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 beginning on page 32. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

The Company is a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles which we believe are predictable. We target lines of insurance that we believe generally are underserved by the market generally. The Company has grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets, including access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in three business segments:

•	Small Commercial Business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the United States;
•	Specialty Risk and Extended Warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States, United Kingdom and certain other European Union countries as well as other specialty coverages; and

•	Specialty Middle Market Business, through which we write commercial insurance for homogeneous, narrowly defined classes of insureds requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

The Company transacts business primarily through eleven insurance company subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A- (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A- (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A- (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	Unrated	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Company (“MCIC”)	A- (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A- (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A- (Excellent)	Small Commercial Business	United States	Kansas
Trinity Lloyd’s Insurance Company (“TLIC”)	A- (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A- (Excellent)	Specialty Risk and Extended Warranty	European Union	Ireland
IGI Insurance Company, Ltd. (“IGI”)	A- (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A- (Excellent)	Reinsurance for consolidated subsidiaries	United States and European Union	Bermuda

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Middle Market Business segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality may be muted by our acquisition activity.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 21.5%, 21.2% and 24.7% for the years ended December 31, 2009, 2008 and 2007, respectively. Our overall financial objective is to produce a return on average equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our Insurance Subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 79.8%, 74.4% and 83.2% for the years ended

December 31, 2009, 2008 and 2007, respectively. A key factor in achieving our targeted net combined ratio is improvement of our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. As a result, we expect to generate more investment income from our premiums as compared to insurance companies that operate in many other lines of business. Our net investment income was $54.5 million, $59.5 million and $50.9 million for the years ended 2009, 2008 and 2007, respectively. The Company held 16.5% and 14.1% of total invested assets in cash and cash equivalents as of December 31, 2009 and 2008, respectively. This relatively high concentration of cash and cash equivalents represents our reaction to the relatively flat debt yield curve and should enable the Company to quickly redeploy substantial assets should the interest rate environment change.

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

Acquisitions

Cybercomp

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), a web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operated in 26 states and distributes policies through a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price was equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3 million which represented an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with Financial Accounting Standards Board (“FASB”) ASC 805-10 (Prior authoritative literature: SFAS No 141(R) Business Combinations), the Company recorded a purchase price of $6.3 million which consisted of $2.8 million of renewal rights, $2.3 million of distribution networks, $0.7 million of trademarks and $0.5 million of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. The Company produced approximately $17.7 million of gross written premium in 2009 as a result of this transaction.

ACHL

During the three months ended March 31, 2009, the Company, through our subsidiary AII, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL (“SARL”). ICHL subsequently changed its name to

AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta, AmTrust Re 2007(Luxembourg) and AmTrust Re (Luxembourg), respectively. The purchase price of ACHL was $.02 million which represented the capital of ACHL. In accordance with FASB ASC 805-10, the Company recorded approximately $12.5 million of cash, $66.5 million of receivables and $79 million of loss reserves. ACHL is included in the Company’s Specialty Risk and Extended Warranty segment.

Additionally, the Captives had previously entered into a stop loss agreement with Imagine Insurance Company Limited (“Imagine”) by which Imagine agreed to cede certain losses to the Captives. Concurrently, with the Company’s purchase of ACHL, the Company, through AII, entered into a novation agreement by which AII assumed all of Imagine’s rights and obligations under the stop loss agreement.

In October 2009, ACHL acquired all the issued and outstanding stock of Watt Re, a Luxembourg domiciled captive insurance company, from CREOS LUXEMBOURG S.A. (formerly CEGEDEL S.A.) and ENOVOUS Luxembourg S.A. (formerly CEGEDEL PARTICIPATIONS S.A.). Watt Re subsequently changed its name to AmTrust Re Gamma. The purchase price of Watt Re was approximately $30.2 million. The Company recorded approximately $34.5 million of cash, intangible assets of $5.5 million and a deferred tax liability of approximately $9.8 million. The Company assigned a life of three years to the intangible assets.

In December 2009, ACHL acquired all the issued and outstanding stock of Group 4 Falck Reinsurance S.A., a Luxembourg domiciled captive insurance company, from Group 4 Securitas (International) B.V. Group 4 Falck Reinsurance S.A. subsequently changed its name to AmTrust Re Omega. The purchase price of Group 4 Falck Reinsurance S.A. was approximately $22.8 million. The Company recorded approximately $25.1 million of cash, intangible assets of $2.2 million and a deferred tax liability of $4.5 million. The Company assigned a life of three years to the intangible assets.

The aforementioned ACHL transactions allow the Company to obtain the benefit of the Captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with a subsidiary of the Company.

Cardinal Comp

During the third quarter of 2008, the Company entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”) for the purpose of producing workers’ compensation premium. The agency writes premiums in the states of New York, Massachusetts and Texas. This relationship produced approximately $90 million and $63 million of gross written premium during the years ended December 31, 2009 and 2008, respectively.

UBI

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”) whereby the Company acquired its commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are domiciled in Kansas, Texas and Wisconsin and are collectively licensed in 33 states. Consideration paid for the transaction was approximately $88.5 million and consisted of cash of $61.5 million, a note payable of $26.8 million, assumed liabilities of $0.3 million and direct transaction costs of $0.2 million. The Company recorded $35.1 million of goodwill and $15.0 million of intangible assets related to distribution networks and licenses and is included in the Small Commercial Business segment. The distribution networks have a life of ten years and the licenses have an indefinite live. The note is required to be paid in full immediately, under certain circumstances, including default of a payment or change of control of the Company. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. UBI produced approximately $100 million and $75 million of gross written premium during the years ended December 31, 2009 and 2008, respectively. Additionally, the Company assumed the existing unearned premium of UBI in the amount of $78.2 million and ceded one hundred percent of the unearned premium to Maiden Insurance during the second quarter of 2008 for which it received a 34.375% ceding commission.

Principal Revenue and Expense Items

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

Net Written Premium.  Net written premium are gross premiums written less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Earned Premium.  Net earned premium is the earned portion of our net premiums written. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2009 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2009 and the other half in 2010. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 35 months, but range in duration from one month to 120 months.

Ceding Commission Revenues.  Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net Investment Income and Realized Gains and (Losses).  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities as available-for-sale. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet.

Service and Fee Income.  We recognize service and fee revenue as a servicing carrier for the Arkansas, Indiana, Illinois, Georgia and Virginia assigned risk plans. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties. We also recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved. Our Specialty Risk and Extended Warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third parties. We also recognize certain brokerage, and asset management fees in association with our reinsurance agreement with Maiden. Additionally, in the fourth quarter of 2009, we began recognizing certain consulting and information technology consulting fees in accordance with agreements with American Capital Acquisition Corporation (“ACAC”).

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

Other.  Other expenses include those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which the Company engages, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities.

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

Net Expense Ratio.  The net expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses less ceding commission revenue to net premiums earned.

Net Combined Ratio.  The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense and income taxes.

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

Premiums.  Insurance premiums, other than Specialty Risk and Extended Warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on Specialty Risk and Extended Warranty are earned based on estimated program coverage periods. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. The Company also estimates an allowance for doubtful accounts based on a percentage of premium. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $9.4 million and $8.1 million at December 31, 2009 and 2008, respectively.

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

We utilize a combination of the Company’s incurred loss development factors and industry-wide incurred loss development factors. Our actuary generates a range within which it is reasonably likely that our ultimate loss and loss adjustment expenses for claims incurred in a particular time period, typically the calendar year, will fall. The low end of the range is established by assigning a weight of 100% to our ultimate losses obtained by application of the Company’s own loss development factors. The high end is established by assigning a weight of 50% each to our ultimate losses as developed through application of Company and through application of industry wide loss development factors. The determination to assign particular weights to ultimate losses developed through application of Company loss development factors and industry-wide loss development factors is made by our actuary and is a matter of actuarial judgment. In the selection of our reserves, the Company has given greater consideration over time to the results attributable to its own loss development factors.

We believe this method, by which we track the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. Loss development factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2009 should develop similarly to losses incurred in 2008 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0% we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, the Company has not experienced material variability in its loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. For example, as of December 31, 2009, the average cost per workers’ compensation claim was $10,426, which was a 6% increase over the claims severity from 2001 – 2008 of $9,830. In 2009, claims frequency (number of claims per $1.0 million of payroll) increased to 0.99 from 0.97, an increase of 1.8%, for the period between 2001 and 2008.

In the event of a 5% increase in claims frequency as measured by payroll, which we believe is the most important assumption regarding our business, the Company’s loss reserves as of December 31, 2009 would be understated by $13.4 million and would result in an after tax reduction in shareholders’ equity of $8.7 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, the Company’s loss and loss adjustment expense reserves would be understated by $4.8 million and would result in an after tax reduction in shareholders’ equity of $3.1 million.

On a quarterly basis, and in some cases more frequently, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2007, we recognized a $2.1 million deficiency in prior year’s reserves, related to our mandatory participation in the reinsurance pools which reinsure state assigned risk plans for workers compensation insurance. In 2008, we recognized a $0.5 million redundancy. In 2009, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $4.8 million as result of favorable development in the Small Commercial Business segment, partially offset by unfavorable development from the Company’s involuntary participation in NCCI pools. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Risk Factors” and “Business — Loss Reserves.”

Reinsurance.  Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as reductions of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been accounted for as ceding commission revenue. Reinsurance recoverables relate to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments, in the event of failure to collect from the reinsurer.

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

Assessments Related to Insurance Premiums.  We are subject to various assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and second injury funds. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written. Assessments based on losses are generally paid within one year of when claims are paid by us. State guaranty fund assessments are used by state insurance regulatory agencies to pay claims of policyholders of impaired, insolvent or failed insurance companies and the operating expenses of those agencies. Second injury funds are used by states to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. In some states, these assessments and premium surcharges may be partially recovered through a reduction in future premium taxes.

Earned But Unbilled Premium.  Earned but unbilled premium (“EBUB”) estimates the amount of audit premium for those policies that have yet to be audited as of the date of the quarter or year end. Workers’ compensation policies are subject to audit and the final premium may increase or decrease materially from the original premium due to revisions to actual payroll and/or employee classification. Based on guidance in FASB ASC 944 (Prior authoritative literature: Statement of Financial Accounting Standards SFAS 60 “Accounting and Reporting by Insurance Enterprises”) as well as Statement of Statutory Accounting Principles (“SSAP”) 53, the Company determines EBUB using statistically supported aggregate calculations based on the Company’s historical premium audit results. The Company has not had a material adjustment as a result of actual premium audits materially differing from the estimates used in calculating EBUB.

As of December 31, 2009, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $2.5 million or $1.6 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $2.5 million or $1.6 million after tax.

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

Investments.  The Company accounts for its investments in accordance with ASC 320 Debt and Equity Securities, which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with ASC 320, the Company has classified its fixed-maturity securities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification of the investments sold.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria the Company considers include:

•	the current fair value compared to amortized cost;
•	the length of time the security’s fair value has been below its amortized cost;
•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
•	whether management intends to sell the security and, if not, whether it is not more than likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings; and
•	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligation or the issuer seeking protection under bankruptcy laws.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company writes down investments immediately which it considers to be impaired based on the above criteria collectively. The investment committee maintains an individual list of investments that have been in a significant unrealized loss position in excess of 12 months for review of possible impairment. Absent any of the above criteria, the Company generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 24 months.

Based on guidance in FASB ASC 320-10-65 (Prior authoritative literature: FSP 115-2 Recognition and Presentation of Other-Than-Temporary-Impairments), in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2009, 2008 and 2007, the Company recorded impairment write-downs of $24.8 million, $52.8 million and $8.4 million, respectively after determining that certain of its investments were OTTI.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 820, Business Combinations and ASC 350 Intangibles — Goodwill and Other. A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations.

Income Taxes — The Company joins its domestic subsidiaries in the filing of a consolidated Federal income tax return and is party to Federal income tax allocation agreements. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses and foreign currency translation gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.

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

Results of Operations

Consolidated Results of Operations

	December 31,
	2009	2008	2007
	(Amounts in Thousands)
Gross written premium	$1,198,946	$1,110,574	$839,391
Net written premium	643,426	554,913	419,881
Change in unearned premium	(69,544)	(115,816)	24,355
Net earned premium	573,882	439,097	444,236
Ceding commission – primarily related party	113,931	115,474	62,842
Service and fee income	30,690	28,978	20,368
Net investment income	54,465	59,476	50,887
Net realized gains (losses)	(33,579)	(64,585)	4,644
Investment income on managed assets	—	(2,900)	(6,053)
	165,507	136,443	132,688
Total revenue	739,389	575,540	576,924
Loss and loss adjustment expense	327,771	238,303	276,986
Policy acquisition costs and other underwriting expenses	244,279	203,747	155,366
Other	22,232	17,318	13,816
	594,282	459,368	446,168
Income before other income (expense), income taxes and non-controlling interest	145,107	116,172	130,756
Other income (expense):
Foreign currency gain	2,459	2,700	129
Interest expense	(16,884)	(18,277)	(10,089)
	(14,425)	(15,577)	(9,960)
Income before income taxes and non-controlling interest	130,682	100,595	120,796
Provision for income taxes	27,459	20,567	36,709
Non-controlling interest in managed assets	—	(2,900)	(6,053)
Net income	$103,223	$82,928	$90,140

Consolidated Results of Operations 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $88.3 million or 8.0% to $1,198.9 million from $1,110.6 million for the years ended December 31, 2009 and 2008, respectively. The increase of $88.3 million was attributable to all segments and included an increase of $10.8 million in our Small Commercial Business, an increase of $45.4 million in our Specialty Risk and Extended Warranty business and an increase of $32.2 million in our Specialty Middle Market Business. The increase in Small Commercial Business resulted primarily from gross written premium attributable to the UBI acquisition in the second quarter of 2008, the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008, and the acquisition of the CyberComp distribution network and renewal rights in the third quarter 2009, partially offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business. The increase in Specialty Risk and Extended Warranty business resulted from the underwriting of new coverage plans primarily in Europe, partially offset by the strengthening of the U.S. dollar in the 2009 which negatively impacted the Company’s European business. The increase in our Specialty Middle Market Business was primarily from organic growth in workers’ compensation and other commercial package business.

Net Written Premium.  Net written premium increased $88.5 million or 15.9% to $643.4 million from $554.9 million for the years ended December 31, 2009 and 2008, respectively. The increase, by segment, was: Small Commercial Business — $28.9 million; Specialty Risk and Extended Warranty — $36.4 million; and Specialty Middle Market Business — $23.2 million.

Net Earned Premium.  Net earned premium increased $134.9 million or 30.7% to $573.9 million from $439.0 million for the years ended December 31, 2009 and 2008, respectively. The increase by segment was: Small Commercial Business — $66.0 million; Specialty Risk and Extended Warranty — $36.3 million; and Specialty Middle Market Business — $32.6 million.

Ceding Commission.  Ceding commission represents commission earned, primarily, through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance. The ceding commission earned during the years ended December 31, 2009 and 2008 was $113.9 million and $115.8 million, respectively. Ceding commission declined year over year as growth in premium ceded to Maiden Insurance in 2009 was offset by the incremental impact of ceding commission earned as a result of the 2008 cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Service and Fee Income.  Service and fee income increased $1.7 million or 5.9% to $30.7 million from $29.0 million for the years ended December 31, 2009 and 2008, respectively. The increase was attributable primarily to an increase in administration fees from new warranty business, servicing carrier contracts and consulting fees charged to ACAC partially offset by lower servicing carrier contract fees for state workers’ compensation assigned risk plans.

Net Investment Income.  Net investment income decreased $5.0 million or 8.4% to $54.5 million from $59.5 million for the years ended December 31, 2009 and 2008, respectively. The change period over period related primarily to a decline in the yields on the Company’s fixed maturities from 4.7% in 2008 to 4.0% in 2009.

Net Realized Gains (Losses) on Investments.  Net realized losses on investments for the year ended December 31, 2009 were $33.6 million, compared to net realized losses of $64.6 million for the same period in 2008. During the year ended December 31, 2009, realized losses related to certain sales of underperforming investments in the Company’s fixed income portfolio and non-cash write-downs of eleven equity securities and three fixed maturity securities of $24.8 million that were determined to be other-than-temporarily impaired. During the year ended December 31, 2008, realized losses related primarily to the non-cash write-down of $31.3 million related to two fixed income securities, Lehman Brothers Holdings and Washington Mutual, that were determined to be other than temporarily impaired and realized losses related to certain sales of underperforming investments in the Company’s fixed income portfolio.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $89.5 million or 37.5% to $327.8 million for the year ended December 31, 2009 from $238.3 million for the year ended December 31, 2008. The Company’s loss ratio for the years ended December 31, 2009 and 2008 was 57.1% and 54.3%, respectively. The loss ratio increased on a consolidated basis for the year ended December 31, 2009 over the year ended December 31, 2008 primarily because of the impact in 2008 of the reduction during the third quarter of 2008 in prior year loss reserves in the approximate amount of $15 million in our Small Commercial Business and Specialty Risk and Extended Warranty segments.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $40.6 million or 19.9% to $244.3 million for the year ended December 31, 2009 from $203.7 million for the year ended December 31, 2008. The expense ratio increased to 22.7% from

20.1% for the years ended December 31, 2009 and 2008, respectively. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included ceding commission earned on $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition. The reduction in ceding commission had the effect of increasing acquisition costs on a consolidated basis and for each segment compared to the corresponding period in 2008.

Income Before Other Items, Income Taxes and Non-Controlling Interest.  Income before other items, income taxes and non-controlling interest increased $28.9 million or 24.9% to $145.1 million from $116.2 million for the years ended December 31, 2009 and 2008, respectively. The change from 2008 to 2009 resulted primarily from a reduction in realized losses on the Company’s investment portfolio.

Interest Expense.  Interest expense for the years ended December 31, 2009 and 2008 was $16.9 million and $18.3 million, respectively. Interest expense declined during 2009 compared to 2008 as lower borrowing costs on the Company’s collateral loan of $168 million were partially offset by an increase from interest expense on an interest rate swap agreement and the full year impact of interest expense related to the Company’s $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

Income Tax Expense (Benefit).  Income tax expense for the year ended December 31, 2009 was $27.5 million, which resulted in an effective tax rate of 21.0%. Income tax expense for the year ended December 31, 2008 was $20.6 million, which resulted in an effective tax rate of 19.9%. The increase in the Company’s effective rate resulted, primarily, from decreases in tax exempt interest as well as an increase in income from Company subsidiaries domiciled in the United States subject to tax for the year ended December 31, 2009 compared to the year ended December 31, 2008 partially offset by a one-time income benefit related to the acquisition of ACHL 2009.

Consolidated Results of Operations 2008 Compared to 2007

Gross Written Premium.  Gross written premium increased $271.2 million or 32.3% from $839.4 million for the year ended December 31, 2007 to $1,110.6 million for the year ended December 31, 2008. The increase was attributable to a $150.0 million increase in our Small Commercial Business, a $109.6 million increase in our Specialty Risk and Extended Warranty business and an $11.6 million increase in our specialty middle-market property and casualty business. The increase in the Small Commercial Business segment related primarily to $92.8 million of additional premiums resulting from the acquisition of UBI in the second quarter of 2008 and $63.0 million of additional premium from the managing general agency agreement entered into with Cardinal Comp. The increase in premiums for the Specialty Risk and Extended Warranty segment resulted, primarily, from the underwriting of new coverage plans and expansion of certain coverage plans in the United States and a full years’ results of operations for IGI, which the Company acquired in 2007. The increase in the Specialty Middle Market Business gross written premiums resulted from, primarily, from the underwriting of new programs and the growth of existing programs.

Net Written Premium.  Net written premiums increased $135.0 million or 32.2% from $419.9 million to $554.9 million for the year ended December 31, 2007 and 2008, respectively. Net written premium reflected cessions of $247.3 million and $376.5 million to Maiden Insurance for the years ended 2007 and 2008, respectively, under the terms of the Maiden Quota Share, which was entered into during the third quarter of 2007. The increase before cessions by segment was: Small Commercial Business — $119.8 million; Specialty Risk and Extended Warranty — $102.1 million; and Specialty Middle Market Business — $42.3 million.

Net Earned Premium.  Net earned premium decreased $5.1 million or 1.1% from $444.2 million to $439.1 million for the year ended December 31, 2007 and 2008, respectively. Net earned premium for the years ended 2007 and 2008, respectively, reflected cessions of $110.2 million and $285.1 million to Maiden Insurance under the terms of the Maiden Quota Share, which was entered into during the third quarter of 2007. The increase by segment before cessions was: Small Commercial Business — $44.2 million; Specialty Risk and Extended Warranty — $95.4 million; and Specialty Middle Market Business — $30.3 million.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% ceding commission, depending on the type of business ceded, on ceded written premiums to Maiden. The ceding commission earned in 2008 and 2007 was $115.6 million and $62.8 million, respectively. The increase related primarily to the Company reflecting an entire year of cessions in 2008 compared to six months of cessions in 2007.

Service and Fee Income.  Service and fee income increased $8.6 million or 42.2% from $20.4 million to $29.0 million for the years ended December 31, 2007 and 2008, respectively. The increase resulted from the Company entering into the Maiden Quota Share, the reinsurance brokerage agreement and asset management agreement with Maiden Insurance during the third quarter of 2007, whereby the Company earned reinsurance brokerage fees and administration fees by which the Company receives a fee in the annual amount of 0.20% of assets under management, which is reduced to 0.15% per annum if assets under management exceed $1 billion. Additionally, the Company earned fees as a servicing carrier for workers’ compensation assigned risk plans in three additional states in 2008 as well as increased fees for warranty administration from Specialty Risk and Extended Warranty customers for which a subsidiary of the Company acts as warranty administrator.

Net Investment Income.  Net investment income increased $8.6 million or 16.9% from $50.9 million to $59.5 million for the year ended December 31, 2007 and 2008, respectively. The increase resulted from an increase of average invested assets. Average invested assets (excluding equity securities) were approximately $1.3 billion for the year ended December 31, 2008 compared to approximately $1.0 billion for the year ended December 31, 2007, an increase of $0.3 billion or 30.0%. Yields on the Company’s fixed maturities have decreased from 5.3% in 2007 to 4.7% in 2008.

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

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses decreased $38.7 million or 14.0% from $277.0 million to $238.3 million for the year ended December 31, 2007 and 2008, respectively. The Company’s loss ratio for the year ended December 31, 2008 decreased to 54.3% from 62.4% for the year ended December 31, 2007. The improvement of the loss and loss adjustment ratio resulted from a reduction in 2008 of prior year’s reserves of approximately $15.0 million as well as the continued improvement in the Company’s actual loss experience, which has continued to develop more favorably than projected.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $48.3 million or 31.1% from $155.4 million to $203.7 million for the years ended December 31, 2007 and 2008, respectively. The increase related primarily to higher policy and acquisition expenses resulting from growth in premium writings and additional salary expense resulting from the acquisitions of UBI and AIIC.

Income Before Other Items, Income Taxes and Non-Controlling Interest.  Income before other items, income taxes and non-controlling interest decreased to $114.3 million for the year ended December 31, 2008, from $130.8 million for the year ended December 31, 2007, a decrease of $16.5 million or 12.6%. This decrease is primarily attributable to the net realized loss of $64.5 million in the Company’s investment portfolio offset by growth in revenue combined with improvement in the both the loss ratio and the net expense ratio.

Interest Expense.  Interest expense for the year ended December 31, 2008 was $18.3 million, compared to $10.1 million for the same period in 2007. The increase was attributable primarily to interest expense on collateral loans made by Maiden Insurance pursuant to the Maiden Quota Share. Additionally, the Company incurred interest expense on its $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

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

Small Commercial Business Segment

	December 31,
	2009	2008	2007
	(Amounts in Thousands)
Gross written premium	$469,627	$458,842	$308,815
Net written premium	255,496	226,573	193,590
Change in unearned premium	(16,525)	(53,546)	44,073
Net earned premium	238,971	173,027	237,663
Ceding commission revenue – primarily related party	59,415	59,032	36,392
Loss and loss adjustment expense	137,525	90,004	139,081
Acquisition costs and other underwriting expenses	119,734	97,856	91,460
	257,259	187,860	230,541
Underwriting income	$41,127	$44,199	$43,514
Key Measures:
Net Loss Ratio	57.5%	52.0%	58.5%
Net Expense Ratio	25.2%	22.4%	23.2%
Net Combined Ratio	82.8%	74.5%	81.7%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$119,734	$97,856	$91,460
Less: Ceding commission revenue – primarily related party	59,415	59,032	36,392
	$60,319	$38,824	$55,068
Net earned premium	$238,971	$173,027	$237,663
Net Expense Ratio	25.2%	22.4%	23.2%

Small Commercial Business Segment Results of Operation 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $10.8 million or 2.4% to $469.6 million for the year ended December 31, 2009 from $458.8 million for the year ended December 31, 2008. The increase in Small Commercial Business resulted, primarily, from the acquisition from Swiss Re during the third quarter of 2009 of access to the distribution network and renewal rights of CyberComp, the UBI acquisition in the second quarter of 2008 and the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008. The increase was partially offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business.

Net Written Premium.  Net written premium increased $28.9 million or 12.8% to $255.5 million from $226.6 million for the years ended December 31, 2009 and 2008, respectively. The increase is a function of higher gross written premium in the segment for the year as well as the effect the Company’s cession to Maiden of 100% of $19 million UBI pre-acquisition unearned premium assumed on June 1, 2008.

Net Earned Premium.  Net earned premium increased $66.0 million or 38.1% to $239.0 million for the year ended December 31, 2009 from $173.0 million for the year ended December 31, 2008. As premiums written earn ratably over a twelve month period, the increase in net earned premium resulted from higher net written premium for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.

Ceding Commission.  Ceding commission represents commission earned, primarily, through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance. The ceding commission earned during the years ended December 31, 2009 and 2008 was $59.4 million and $59.0 million, respectively. Ceding commission was consistent year over year as growth in premium ceded to Maiden Insurance in 2009 was offset, primarily, by the allocation in 2008 to this segment of its proportionate share of ceding commission related to the 2008 cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $47.5 million or 52.8% to $137.5 million for the year ended December 31, 2009 from $90.0 million for the year ended December 31, 2008. The Company’s loss ratio for the segment for the year ended December 31, 2009 increased to 57.5% from 52.0% for the year ended December 31, 2008. The increase in the loss ratio primarily reflected the effect of the $8 million reduction in 2008 of prior year loss reserves and the addition of the retail commercial package business acquired in the UBI acquisition in the second quarter of 2008.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $21.8 million or 22.4% to $119.7 million for the year ended December 31, 2009 from $97.9 million for the year ended December 31, 2008. The expense ratio increased to 25.2% for the year ended December 31, 2009 from 22.4% for the year ended December 31, 2008. The increase in the expense ratio resulted from higher acquisition costs in 2009 than in 2008, as 2009 included an entire year of the commercial package business. Additionally, in 2008 the Company benefited from additional ceding commission received from Maiden Insurance during the period. Ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition. The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio decreased $3.1 million or 7.0% to $41.1 million for the year ended December 31, 2009 from $44.2 million for the year ended December 31, 2008. The decrease resulted primarily from increases to both loss and loss adjustment expenses and policy acquisition costs related to the commercial package business obtained in the UBI acquisition in the second quarter of 2008.

Small Commercial Business Segment Results of Operation 2008 Compared to 2007

Gross Written Premium.  Gross written premium increased $150.0 or 48.6% from $308.8 million to $458.8 million for the years ended December 31, 2007 and 2008, respectively. The increase in the Small Commercial Business segment related primarily to $92.8 million of additional premiums resulting from the acquisition of UBI during the second quarter of 2008 and $63.0 million of additional premium from our relationship with Cardinal Comp, offset by declines attributable to mandated rate reductions in New York and Florida.

Net Written Premium.  Net written premium increased $33.0 million or 17.0% from $193.6 million to $226.6 million for the years ended December 31, 2007 and 2008, respectively. Net written premium reflected cessions of $173.2 million and $86.4 million to Maiden Insurance for the years ended 2008 and 2007, respectively, under the terms of the Maiden Quota share, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, net written premium increased $119.8 million in 2008 compared to 2007 and was the result of an increase in gross written premium.

Net Earned Premium.  Net earned premium decreased $64.7 million or 27.2% from $237.7 million to $173.0 million for the years ended December 31, 2007 and 2008, respectively. Net earned premium for the years ended 2007 and 2008, respectively, reflected cessions of $47.4 million and $136.0 million to Maiden Insurance under the terms of the Maiden Quota share, which was entered into during the third quarter of 2007. Before cessions to Maiden Insurance, earned premium increased $23.9 million for 2008 compared to 2007. This increase resulted from an increase in gross written premium.

Ceding Commission Revenue.  Ceding commission revenue increased $22.6 million or 62.2% from $36.4 million in 2007 to $59.0 million in 2008. The increase resulted from the impact of the Maiden Quota Share.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses decreased $49.1 million or 35.3% from $139.1 million to $90.0 million for the years ended December 31, 2007 and

2008, respectively. The improvement of the loss and loss adjustment ratio resulted from the effect of the Company’s actual loss experience, which has continued to develop more favorably than the Company’s actuarially projected ultimate losses as well as a reduction of a approximately $8 million in loss reserves related to prior accident years.

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

Specialty Risk and Extended Warranty Segment

	December 31,
	2009	2008	2007
	(Amounts in Thousands)
Gross written premium	$461,338	$415,921	$306,357
Net written premium	245,604	209,230	137,577
Change in unearned premium	(55,378)	(55,294)	(21,496)
Net earned premiums	190,226	153,936	116,081
Ceding commission revenue – primarily related party	25,909	26,998	11,544
Loss and loss adjustment expense	98,797	78,832	81,864
Acquisition costs and other underwriting expenses	55,551	47,637	23,481
	154,348	126,469	105,345
Underwriting income	$61,787	$54,465	$22,280
Key measures:
Net loss ratio	51.9%	51.2%	70.5%
Net expense ratio	15.6%	13.4%	10.3%
Net combined ratio	67.5%	64.6%	80.8%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$55,551	$47,637	$23,481
Less: Ceding commission revenue – primarily related party	25,909	26,998	11,544
	$29,642	$20,639	$11,937
Net earned premium	$190,226	$153,936	$116,081
Net expense ratio	15.6%	13.4%	10.3%

Specialty Risk and Extended Warranty Segment Results of Operations 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $45.4 million or 10.9% to $461.3 million for the year ended December 31, 2009 from $415.9 million for the year ended December 31, 2008. The increase resulted from the underwriting of new coverage plans, primarily in Europe which was partially offset by the strengthening of the U.S. dollar in 2009, which negatively impacted the Company’s European business by approximately $19 million. Additionally, the segment was positively impacted by the assumption of unearned premium of approximately $37 million and $63 million in 2009 and 2008, respectively, on the underwriting of certain insurance programs.

Net Written Premium.  Net written premium increased $36.4 million or 17.4% to $245.6 million from $209.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2009 compared to gross written premium for the year ended December 31, 2008.

Net Earned Premium.  Net earned premium increased $36.3 million or 23.6% to $190.2 million for the year ended December 31, 2009 from $153.9 million for the year ended December 31, 2008. As net premiums written are earned ratably over the term of a policy, which range from one to three years, the increase resulted from growth in net written premium between 2006 and 2009.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance. The ceding commission earned during the years ended December 31, 2009 and 2008 was $25.9 million and $27.0 million, respectively. Ceding commission was consistent year over year as growth in premium ceded to Maiden Insurance in 2009 was offset, primarily, by the allocation in related to the 2008 to this segment’s of its proportionate share of ceding commission 2008 cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses were $98.8 million and $78.8 million for the years ended December 31, 2009 and 2008, respectively. The Company’s loss ratio for the segment for the year ended December 31, 2009 increased to 51.9% from 51.2% for the year ended December 31, 2008. The loss ratio remained consistent year over year as 2009 was impacted by a one-time benefit of $11.8 million related to the acquisition of ACHL and the strengthening of the U.S. dollar, which had the effect of reducing loss adjustment expenses for the Company’s European business by approximately $2.5 million. This was also offset by the impact of a reduction in 2008 of prior years loss reserves in the amount of $7 million and higher actuarial estimates based on actual losses in 2009.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $8.0 million or 16.8% to $55.6 million for the year ended December 31, 2009 from $47.6 million for the year ended December 31, 2008. The expense ratio increased to 15.6% for the year ended December 31, 2009 from 13.4% for the year ended December 31, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition. The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $7.3 million or 13.4% to $61.8 million for the years ended December 31, 2009 from $54.5 million for the year ended December 31, 2008. This increase largely reflects the growth in earned premium period over period.

Specialty Risk and Extended Warranty Segment Results of Operation 2008 Compared to 2007

Gross Written Premium.  Gross written premium increased $109.6 or 35.8% from $306.4 million to $415.9 million for the years ended December 31, 2007 and 2008, respectively. The increase in premium resulted, primarily, from the underwriting of new coverage plans, which included the benefit of an initial unearned premium assumption of $63 million on the underwriting of certain insurance programs and expansion of certain existing coverage plans, offset by the impact of the strengthening U.S. dollar on the Company’s European operations.

Net Written Premium.  Net written premium increased $71.6 million or 52.0% from $137.6 million to $209.2 million for the years ended December 31, 2007 and 2008, respectively. Net written premium reflected cessions of $131.6 million and $101.1 million to Maiden Insurance for the years ended 2008 and 2007, respectively, under the terms of the Maiden Quota Share. Before cessions to Maiden Insurance, net written premium increased $102.1 million in 2008 compared to 2007 and was the result of an increase in gross written premium.

Net Earned Premium.  Net earned premium increased $37.8 or 32.6% from $116.1 million to $153.9 million for the year ended December 31, 2007 and 2008, respectively. Net earned premium for the years ended 2007 and 2008, respectively, reflected cessions of $33.6 million and $91.2 million to Maiden Insurance under the terms of the Maiden Quota Share. Before cessions to Maiden Insurance, earned premium increased $95.4 million for 2008 compared to 2007. This increase resulted from an increase in gross written premium during the preceding 12 months.

Ceding Commission Revenue.  Ceding commission revenue increased $15.5 million or 134.8% from $11.5 million in 2007 to $27.0 million in 2008. The increase resulted from the impact of the Maiden Quota Share being in effect for a full year in 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses decreased $3.1 million or 3.9% from $81.9 million to $78.8 million for the years ended December 31, 2007 and 2008, respectively. The loss ratio for the segment decreased to 51.2% for 2008 from 70.5% for 2007. The improvement of the loss ratio resulted from the Company’s actual loss experience, which has continued to develop more favorably than the Company’s actuarially projected ultimate losses as well as a reduction in loss reserves of approximately $7 million related to the prior accident years, which was offset against 2008 loss and loss adjustment expenses.

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

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income increased to $54.5 million for the year ended December 31, 2008 from $22.3 million for the year ended December 31, 2007, an increase of $32.2 million or 144%. This increase was primarily attributable to growth in premium written combined with the improvement in the loss ratio.

Specialty Middle Market Business Segment Results of Operations

	December 31,
	2009	2008	2007
	(Amounts in Thousands)
Gross written premium	$267,981	$235,811	$224,219
Net written premium	142,326	119,110	88,713
Change in unearned premium	2,359	(6,976)	1,779
Net earned premiums	144,685	112,134	90,492
Ceding commission revenue – primarily related party	28,607	29,444	14,906
Loss and loss adjustment expense	91,449	69,467	56,041
Acquisition costs and other underwriting expenses	68,994	58,254	40,426
	160,443	127,721	96,467
Underwriting income	$12,849	$13,857	$8,931
Key measures:
Net loss ratio	63.2%	62.0%	61.9%
Net expense ratio	27.9%	25.7%	28.2%
Net combined ratio	91.1%	87.6%	90.1%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$68,994	$58,254	$40,426
Less: Ceding commission revenue – primarily related party	28,607	29,444	14,906
	$40,387	$28,810	$25,520
Net earned premium	$144,685	$112,134	$90,492
Net expense ratio	27.9%	25.7%	28.2%

Specialty Middle Market Business Segment Result of Operations 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $32.2 million or 13.6% to $268.0 million for the year ended December 31, 2009 from $235.8 million for the year ended December 31, 2008. The increase resulted from organic growth of approximately $15 million in certain product lines including workers compensation and other commercial package business lines. Additionally, the Company entered into an agreement during the third quarter of 2009 by which the Company assumed premium of approximately $25 million during 2009 on certain commercial lines of business. The increase was partially offset by a decline of $8 million on business the Company wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement which was entered into in connection with the Company’s acquisition of WIC from an HSBC affiliate as an accommodation to HSBC and is now in run-off.

Net Written Premium.  Net written premium increased $23.2 million or 19.5% to $142.3 million for the year ended December 31, 2009 from $119.1 million for the year ended December 31, 2008. The increase in net written premium resulted from an increase of gross written premium for the years ended December 31, 2009 compared to gross written premium for the year ended December 31, 2008.

Net Earned Premium.  Net earned premium increased $32.6 million or 29.0% to $144.7 million for the year ended December 31, 2009 from $112.1 million for the year ended December 31, 2008. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premium for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% commission, depending on the type of business, on earned premium ceded to Maiden Insurance. The ceding commission earned during the years ended December 31, 2009 and 2008 was $28.6 million and $29.4 million, respectively. Ceding commission was consistent year over year as growth in premium ceded to Maiden Insurance in 2009 was offset, primarily, by the allocation in 2008 to this segment of its proportionate share of ceding commission related to the 2008 cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $22.0 million or 31.7% to $91.5 million for the year ended December 31, 2009 compared to $69.5 million for the year ended December 31, 2008. The loss ratio for the segment increased for the year ended December 31, 2009 to 63.2% from 61.9% for the years ended December 31, 2008. The increase in the loss and loss adjustment expense ratio in 2009 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $10.7 million or 18.4% to $69.0 million for the year ended December 31, 2009 from $58.3 million for the year ended December 31, 2008. The expense ratio increased to 27.9% for the year ended December 31, 2009 from 25.7% for the year ended December 31, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by the Company, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that the Company had assumed on June 1, 2008 in connection with the UBI acquisition. The ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Therefore, the reduction in ceding commission had the effect of increasing acquisition costs compared to the corresponding period in 2008.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $12.8 million and $13.9 million for the years ended December 31, 2009 and 2008, respectively. The decrease of $1.1 million resulted primarily from an increase in loss and loss adjustment expenses and policy acquisition costs.

Specialty Middle Market Business Segment Result of Operations 2008 Compared to 2007

Gross Written Premium.  Gross written premium increased $11.6 million or 5.2% from $224.2 million to $235.8 million for the years ended 2007 and 2008, respectively. The increase resulted primarily from the growth of existing workers’ compensation programs and commercial auto liability programs. The increase was offset by a decline in the credit business, which the Company wrote on behalf of HSBC Insurance Company of Delaware, pursuant to a 100% fronting arrangement entered into in connection with its acquisition of WIC in 2006. The gross written premium pursuant to the arrangement began winding down in 2008.

Net Written Premium.  Net written premium increased $30.4 million or 34.3% from $88.7 million to $119.1 million for the years ended 2007 and 2008, respectively. Net written premium reflected cessions of $59.8 million and $71.7 million to Maiden Insurance for the years ended 2007 and 2008, respectively, under the terms of the Maiden Quota Share. Before cessions to Maiden Insurance, net written premium increased $42.3 million to 2008 compared 2007 and was the result of an increased writings over the last calendar year.

Net Earned Premium.  Net earned premium increased $21.6 million or 23.9% from $90.5 million to $112.1 million for the years ended 2007 and 2008, respectively. Net earned premium for the years ended 2007 and 2008, respectively, reflected cessions of $29.1 million and $57.9 million to Maiden Insurance under the terms of the Maiden Quota Share. Before cessions to Maiden Insurance, earned premium increased $50.4 million for 2008 compared to 2007. The increase resulted from the change in net written premium.

Ceding Commission Revenue.  Ceding commission revenue increased $14.5 million or 97.3% from $14.9 million in 2007 to $29.4 million in 2008. The increase resulted from the impact of the Maiden Quota Share being in effect for a full year in 2008.

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

Our investment portfolio, including cash and cash equivalents, increased $52.8 million or 3.9% to $1,400.8 million at December 31, 2009 from $1,348.0 million as of December 31, 2008 (excluding $14.0 million and $13.5 million of other investments, respectively). During the quarter ended June 30, 2009, the Company disposed of a portion of its fixed maturities classified as held to maturity. As such, the Company assessed the appropriateness of continuing to classify its remaining fixed maturity portfolio as held to maturity. The Company determined that all remaining fixed maturities should be classified as available for sale under the provisions of ASC 320, Investments — Debt and Equity Securities. The effect of this one time reclassification increased the carrying value of the fixed securities by approximately $1.0 million. Our fixed maturity securities, gross, as of December 31, 2009 had a fair value of $1,085.4 million and an amortized cost of $1,080.9 million. Our equity securities are classified as available-for-sale, as defined by ASC 320. These securities are reported at fair value and were $50.4 million with a cost of $60.6 million as of December 31, 2009. Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	December 31, 2009		December 31, 2008
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	(Amounts in Thousands)
Cash and cash equivalents	$233,810	16.7%	$192,053	14.2%
Time and short-term deposits	31,265	2.2	167,845	12.5
U.S. treasury securities	124,143	8.9	17,851	1.3
U.S. government agencies	47,424	3.4	21,434	1.6
Municipals	27,268	1.9	45,208	3.4
Commercial mortgage back securities	3,359	0.2	3,390	0.2
Residential mortgage back securities:
Agency backed	481,731	34.3	492,405	36.6
Non-agency backed	8,632	0.6	—	—
Asset backed securities	3,619	0.3	5,068	0.4
Corporate bonds	389,186	27.8	373,901	27.7
Preferred stocks	5,110	0.4	5,315	0.4
Common stocks	45,245	3.2	23,513	1.7
	$1,400,792	100.0%	$1,347,983	100.0%

As of December 31, 2009, the weighted average duration of our fixed income securities was 3.3 years and had a yield of 3.83%.

Other investments represented approximately 1.0% of the Company’s total investment portfolio as of December 31, 2009 and 2008, respectively. At December 31, 2009 other investments consisted primarily of limited partnerships or hedge funds totaling $4.4 million, the equity investment in Warrantech of $1.3 million, an annuity of $1.4 million and miscellaneous investments totaling $6.9 million. At December 31, 2008 other investments consisted primarily of limited partnerships or hedge funds totaling $3.6 million, the equity investment in Warrantech of $2.1 million, an annuity of $1.3 million, an equity investment in a company in the amount of $0.9 million in the form of a secured loan and miscellaneous investments totaling $5.6 million.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2009 and 2008 as rated by Standard and Poor’s.

	2009	2008
U.S. Treasury	11.4%	1.8%
AAA	54.7	59.8
AA	2.2	4.5
A	20.7	25.1
BBB, BBB+, BBB-	9.7	6.3
BB, BB+, BB-	0.1	0.1
B, B+, B-	—	0.9
Other (includes securities rated CC, CCC, CCC- and D)	1.2	1.5
Total	100.0%	100.0%

The tables below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
	(Amounts in Thousands)
U.S. treasury securities	3.59	7.7	4.22	6.2
U.S. government agencies	4.25	8.3	4.87	3.6
Foreign government	4.35	3.0	5.66	4.6
Corporate bonds	3.83	2.3	4.82	5.8
Municipals	5.91	10.0	5.37	10.1
Mortgage and asset backed	3.73	2.1	4.83	4.9

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria the Company considers include:

•	the current fair value compared to amortized cost;

•	the length of time the security’s fair value has been below its amortized cost;

•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;

•	whether management intends to sell the security and, if not, whether it is not more than likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings; and

•	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligation or the issuer seeking protection under bankruptcy laws.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company writes down investments immediately which it considers to be impaired based on the above criteria collectively. The investment committee maintains an individual list of investments that have been in a significant unrealized loss position in excess of 12 months for review of possible impairment. Absent any of the above criteria, the Company generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 24 months.

During the year ended December 31, 2009, based on the criteria above, we determined that eleven equity securities and two fixed maturity securities were other-than-temporarily-impaired. The impairment charges of our fixed-maturities and equity securities for the years ended December 31, 2009, 2008 and 2007 are presented in the table below:

	2009	2008	2007
	(Amounts in Thousands)
Equity securities	$20,639	$21,384	$8,367
Fixed maturity securities	4,139	31,389	—
	$24,778	$52,773	$8,367

In addition to the other-than-temporary impairment of $24.8 million recorded during 2009, at December 31, 2009, the Company had $14.7 million of gross unrealized losses related to equity securities. The Company’s investment in equity securities consist of investments in preferred and common stocks across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of common and preferred stocks, 19 equity securities comprised $12.9 million, or 88% of the unrealized loss. The Company holds six securities in both the consumer products sector and healthcare sector, respectively, which represents approximately 8% and 20%, respectively, of the total fair value of the Company’s equity portfolio and 25% and 36%, respectively, of the Company’s unrealized losses. The Company also holds seven equity securities in the technology, industrial and financial sectors which have fair values of approximately 7%, 5% and 7%, of the Company’s equity portfolio, respectively, and approximately 11%, 10% and 6%, respectively, of the Company’s unrealized losses. The duration of these impairments ranges from 1 to 27 months. The remaining securities in a loss position are not considered individually significant and accounted for 12% of the Company’s unrealized losses. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

At December 31, 2009, the Company had $26.4 million of gross unrealized losses related to fixed income securities as of December 31, 2009. Corporate bonds represent approximately 36% of the fair value of our fixed maturities and approximately 94% of the total unrealized losses of our fixed maturities. The Company owns 151 corporate bonds in the industrial, financial and other sectors, which have a fair value of approximately 5%, 30% and 1%, of the Company’s fixed maturity portfolio, respectively, and 0.4%, 92% and 1% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2009:

December 31, 2009	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$8,540	$(2,934)	13	$23,295	$(11,740)	106	$31,835	$(14,674)
U.S. treasury securities	110,393	(748)	26	802	(58)	1	111,195	(806)
U.S. government agencies	40,337	(130)	7	—	—	—	40,337	(130)
Municipal bonds	9,538	(239)	1	347	(4)	1	9,885	(243)
Corporate bonds:
Finance	33,777	(572)	16	165,773	(23,812)	36	199,550	(24,384)
Industrial	4,986	(5)	1	496	(4)	1	5,482	(9)
Utilities	1,370	(42)	1	1,801	(284)	2	3,171	(326)
Commercial mortgage backed securities	—	—	—	—	—	—	—	—
Residential mortgage backed securities:
Agency backed	22,935	(107)	2	105,346	(317)	9	128,281	(424)
Non-agency backed	—	—	—	22	(11)	1	22	(11)
Asset-backed securities	—	—	—	231	(61)	1	231	(61)
Total temporarily impaired	$231,876	$(4,777)	67	$298,113	$(36,291)	158	$529,989	$(41,068)

There are 225 securities at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

For further information on the Company’s investments and related performance, see Note 3. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

AmTrust is organized as a holding company with eleven company insurance subsidiaries, primarily (“Insurance Subsidiaries”), as well as various other non-insurance subsidiaries. AmTrust’s primary liquidity needs include debt payments, interest on debt, taxes and shareholder dividends. AmTrust’s income is generated primarily from our insurance subsidiaries and investment income.

AmTrust may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. In 2008, AmTrust entered into a three year $40 million term loan. Additionally, in 2008 AmTrust also issued a four year $30 million note in conjunction with the UBI acquisition. In 2007, AmTrust issued $40 million of junior subordinated debentures.

Our Insurance Subsidiaries principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance company subsidiaries as well as for payment of claims and operating expenses, payment of interest and principal on debt facilities and other holding company expenses until at least December 31, 2010. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth.

The laws of the jurisdictions in which our Insurance Subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2009 and 2008, respectively, the Insurance Subsidiaries would have been permitted to pay dividends in the aggregate of approximately $202.3 million and $129.4 million, respectively. The Company’s Insurance Subsidiaries paid dividends of $4.5 million in 2009. There were no dividends paid in 2008 and 2007. In addition, the terms of the Company’s debt arrangements limit our ability to pay dividends on its common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in the subheading “Certain International Tax Considerations” in Item 1. Business, in Item 1A. Risk Factors and in the subheading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $180.1 million, $257.9 million and $313.1 million in 2007, 2008 and 2009, respectively. Since December 31, 2001, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,348.0 million (excluding $13.5 million of other investments) at December 31, 2008 to $1,400.8 million (excluding $14.0 million of other investments) at December 31, 2009. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods.

Comparison of Years Ended December 31, 2009 and 2008

Net cash provided by operating activities was $164 million for the year ended December 31, 2009, compared to $64.3 million for the same period in 2008. For the year ended 2009, major components of cash provided by operating activities were premiums settled of $1,147.0 million offset by claim payments of $313.1 million, and overall higher level of cessions and operating expenses. For the year ended 2008, major components of cash provided by operating activities were premiums settled of $996.5 million offset by claim payments of $257.2 million, and overall higher level of cessions and operating expenses.

Net cash provided by investing activities was $26 million for the year ended December 31, 2009. Net cash used in investing activities was $176.0 million for the year ended December 31, 2008. In 2009, major components of net cash provided by investing activities primarily include net sales of investments for $32.4 million offset by capital expenditures of $5.5 million. In 2008, major components of net cash used in investing activities primarily included the acquisition of UBI for $55.9 million and net purchases of investments of $109.9 million.

Net cash used in financing activities was $151.4 million for the year ended December 31, 2009 compared to net cash provided in 2008 of $162.2 million. In 2009 cash used in financing included primarily of $111.7 million paid from settling repurchase agreements, principal payments on debt of $20.8 million, dividend payments of $13.1 million and share repurchases of $6.1 million. In 2008 cash provided from financing included primarily of $138.1 million received from entering into repurchase agreements as well as the issuance of a $40 million note offset by dividend payments of $10.2 million.

Other Material Changes in Financial Position

	December 31, 2009	December 31, 2008
	(Amounts in Thousands)
Selected Assets:
Premiums receivable, net	$495,871	$419,577
Reinsurance recoverable	643,321	584,822
Prepaid reinsurance premium	410,553	372,030
Deferred policy acquisition costs	180,179	103,965
Selected Liabilities:
Loss and loss expense reserves	$1,091,944	$1,014,059
Unearned premium	871,779	759,915
Accrued expenses and other liabilities	180,325	144,304
Securities sold under arrangements to repurchase, at contract value	172,774	284,492

In 2009, premium receivables increased $76,294 as a result of a higher overall level of premium writing in 2009, related primarily to the acquisition of the CyberComp distribution network and renewal rights in the third quarter 2009 and the entering into a managing general agency relationship with Cardinal Comp in the fourth quarter of 2008. Reinsurance recoverable increased $58,499 and prepaid reinsurance premium increased $38,523 as a result of increased cessions to Maiden due to higher premium volumes. Deferred acquisition cost increased by $76,214, primarily, as result of increase in written premium volume and an associated increase in unearned premium. The premium growth was driven by business which has higher direct acquisition costs.

Loss and loss expense reserves increased $77,885 and unearned premium increased $111,864 in 2009 due primarily to higher premium writings in 2009. Accrued expenses and other liabilities increased by $36,021 primarily as the result of investment securities which were purchased but not settled prior to year-end. Securities sold under arrangements to repurchase, at contract value, decreased by 111,718 in 2009 as the Company settled their positions on a large percentage of these investments.

Reinsurance

The following table summarizes the top ten reinsurers that account for approximately 94% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2009:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2009
	(Amounts in Thousands)
Maiden Insurance Company Ltd.	A-	$250,771
Trinity Universal Insurance Company(1)	A-	85,915
American Home Assurance Company	A	81,337
National Workers’ Compensation Reinsurance Pool(2)		48,548
Excalibur Reinsurance Corporation(3)	NR-5	12,948
Midwest Employers Casualty Company	A+	10,047
MIC Property & Casualty Insurance Corp(4)	B++	8,712
Hannover Ruckversicherungs AG	A-	8,271
General Reinsurance Corporation	A++	7,572
Transatlantic Reinsurance Company	A	4,263

(1)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to their acquisition by the Company, MCIC, SNIC, TUIC and TLIC ceded all of their net retention to Trinity Universal.

(2)	As per the NWCRP Articles of Agreement reinsurance is provided through a 100% Quota Share Reinsurance Agreement entered into among the Servicing Carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.
(3)	At the time of the Company’s acquisition of AIIC, PMA was a reinsurer of AIIC. PMA has subsequently changed its name to Excalibur. We continue to collect payments from Excalibur on a timely basis.
(4)	At the time of the Company’s acquisition of AIIC, MIC was a reinsurer of AIIC and had an A rating. On June 9, 2009 MIC was downgraded to B++. We continue to collect payments from MIC on a timely basis.

Third Party Excess of Loss Reinsurance

We purchase excess of loss reinsurance for our workers’ compensation, commercial property and casualty business attributable to both the Small Commercial Business segment and the Specialty Middle Market Business segment, from third party reinsurers. Under excess of loss reinsurance, covered losses above a specified amount up to the limit of the reinsurance coverage are paid by the reinsurer. Our excess of loss reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. In return for this coverage, we pay our reinsurers a percentage of our net or gross earned insurance premiums subject to certain minimum reinsurance premium requirements. Different layers in our excess of loss reinsurance program are scheduled to renew at different times during the year.

Workers’ Compensation Excess of Loss

The following description of our third party workers’ compensation reinsurance protection covers the period from January 1, 2006 through December 31, 2009 and certain periods prior to January 1, 2006. While coverage effective dates vary by layer of coverage, we have grouped the coverages according to the effective date of the first excess layer. Some layers of this reinsurance include so-called “sunset clauses” which limit reinsurance coverage to claims reported within periods ranging from eight to eleven years of the inception of a 12-month contract period and may also include commutation clauses which permit reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities, which may ultimately prove to be inadequate. In addition to insuring employers for their statutory workers’ compensation liabilities, our workers’ compensation policies provide insurance for the employers’ tort liability (if any) for bodily injury or disease sustained by employees in the course of their employment. Certain layers of our workers’ compensation reinsurance exclude coverage for such employers’ liability insurance or provide coverage for such insurance at lower limits than the applicable limits for workers’ compensation insurance.

January 1, 2008 to January 1, 2010.  From January 1, 2008 to January 1, 2010, we retain the first $1 million per occurrence on workers’ compensation claims other than those arising out of acts of terrorism. We cede losses greater than $1.0 million for such claims. Our reinsurance for such claims totals $129.0 million, structured as a five layer tower. The first two layers of this reinsurance exclude coverage for our participation in assigned risk plans.

•	The first layer of this reinsurance provides $9.0 million of coverage per occurrence in excess of our $1.0 million retention. It has an annual aggregate deductible of $1.25 million and reinsures losses in excess of $1.0 million per occurrence up to $10.0 million. Pursuant to the deductible provisions, for each of the two years of the contract term, we must pay a total amount of $1.25 million in workers’ compensation losses incurred in excess of our $1.0 million per occurrence retention before we are entitled to any reinsurance recovery. Maiden Insurance reinsures 45% of this layer. We terminated the other 55% of this agreement at June 30, 2009 and Maiden’s 45% share terminated as of December 31, 2009. As a result, we retain 55% of this layer for losses occurring on or after July 1, 2009;
•	The second layer provides $10.0 million of coverage per occurrence in excess of $10.0 million. This layer reinsures losses in excess of $10.0 million per occurrence up to $20.0 million and has an aggregate limit of $20 million for each annual period;
•	The third layer provides $30.0 million of coverage per occurrence for claims in excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million per occurrence up to $50.0 million. A maximum of $10.0 million per individual claimant may be included as part of any loss. The third layer has an aggregate limit of $60.0 million for each 12-month contract period;

•	The fourth layer provides $30.0 million of coverage per occurrence for claims in excess of $50.0 million per occurrence. It reinsures losses in excess of $50.0 million per occurrence up to $80.0 million. A maximum of $10.0 million per individual claimant may be included as part of any loss. The fourth layer has an aggregate limit of $60.0 million for each 12-month contract period; and
•	The fifth layer provides $50.0 million of coverage per occurrence for claims in excess of $80.0 million. It reinsures losses greater than $80.0 million per occurrence up to $130.0 million per occurrence. A maximum of $10.0 million per individual claimant may be included as part of any loss. The fifth layer has an aggregate limit of $100.0 million for each 12-month contract period.

Effective for losses occurring on or after May 1, 2009, the top three layers were consolidated into two layers. The new third layer provides $40.0 million of coverage per occurrence excess of $20.0 million, subject to an annual aggregate limit of $80.0 million, and the new fourth layer provides $70.0 million of coverage per occurrence excess of $60.0 million, subject to an annual aggregate limit of $140.0 million.

The reinsurance provides aggregate coverage, excess of an aggregate retention of $20 million, for acts of terrorism, excluding acts of nuclear, biological or chemical terrorism. Any terrorism losses, of which there were none, count towards the annual aggregate limits of the reinsurance listed above.

January 1, 2006 to January 1, 2008.  From January 1, 2006 to January 1, 2008, we retain the first $1 million per occurrence on workers’ compensation claims other than those arising out of acts of terrorism. We cede losses greater than $1.0 million for such claims. Our reinsurance for such claims totals $129.0 million, structured as a five layer tower. The first two layers of this reinsurance exclude coverage for our participation in assigned risk plans.

•	The first layer of this reinsurance, provides $9.0 million of coverage per occurrence in excess of our $1.0 million retention. It has an annual aggregate deductible of $1.25 million and reinsures losses in excess of $1.0 million per occurrence up to $10.0 million per occurrence. Pursuant to the aggregate deductible provisions, for each of the two years of the contract term, we must pay a total amount of $1.25 million in workers’ compensation losses incurred in excess of our $1.0 million per occurrence retention before we are entitled to any reinsurance recovery;
•	The second layer provides $10.0 million of coverage per occurrence in excess of $10.0 million. This layer reinsures losses in excess of $10.0 million per occurrence up to $20.0 million and has an aggregate limit of $20 million for each annual period;
•	The third layer provides $30.0 million of coverage per occurrence for claims in excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million per occurrence up to $50.0 million. It has limits of $10.0 million per individual. This means that if an individual is involved in a compensable claim, the maximum coverage provided under this layer would not exceed $10.0 million for that individual. The third layer has an aggregate limit of $60.0 million for the each 12-month contract period;
•	The fourth layer provides $30.0 million of coverage per occurrence for claims in excess of $50.0 million. It reinsures losses in excess of $50.0 million per occurrence up to $80.0 million. The fourth layer has limits of $10.0 million per individual and an aggregate limit of $60.0 million for each 12-month contract period; and
•	The fifth layer provides $50.0 million of coverage per occurrence for claims in excess of $80.0 million. It reinsures losses greater than $80.0 million per occurrence up to $130.0 million. The fifth layer has limits of $10.0 million ($5.0 million for losses occurring before May 1, 2005) per individual and an aggregate limit of $100.0 million for each 12-month contract period.

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

excess of $0.6 million up to $5.0 million. Pursuant to the deductible provisions, we must pay a total amount of $1.25 million in workers’ compensation losses incurred in 2005 in excess of our $0.6 million per occurrence retention before we are entitled to any reinsurance recovery;
•	The second layer provides $5.0 million of coverage per occurrence excess of $5.0 million. This layer reinsures losses in excess of $5.0 million per occurrence up to $10.0 million;
•	The third layer provides $10.0 million of coverage per occurrence excess of $10.0 million. The third layer reinsures losses in excess of $10.0 million up to $20.0 million. It has an aggregate limit of $20.0 million per 12-month contract period. This means that regardless of the number of occurrences in any 12-month contract period with insured losses in excess of $10.0 million, the aggregate amount paid under this layer would not exceed $20.0 million;
•	The fourth layer provides $30.0 million of coverage per occurrence for claims excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million per occurrence up to $50.0 million. It has limits of $10.0 million per individual. This means that if an individual is involved in a compensable claim, the maximum coverage provided under this layer would not exceed $10.0 million for that individual. The fourth layer has an aggregate limit of $60.0 million for the entire 12-month contract period;
•	The fifth layer provides $30.0 million of coverage per occurrence for claims excess of $50.0 million. It reinsures losses in excess of $50.0 million per occurrence up to $80.0 million. The fifth layer has limits of $10.0 million per individual and an aggregate limit of $60.0 million for the entire 12-month contract period; and
•	The sixth layer provides $50.0 million of coverage per occurrence for claims excess of $80.0 million. It reinsures losses greater than $80.0 million per occurrence up to $130.0 million. The sixth layer has limits of $10.0 million ($5.0 million for losses occurring before May 1, 2005) per individual and an aggregate limit of $100.0 million for the entire 12-month contract period.

Certain layers of our reinsurance provide coverage for losses caused by terrorism. For terrorism losses in excess of $20.0 million per contract year, we have two layers of reinsurance, neither of which provides coverage for nuclear, biological or chemical terrorism. This reinsurance is provided net of any recovery that we receive from the federal government pursuant to the Terrorism Risk Insurance Act of 2002, as modified by the Terrorism Risk Insurance Extension Act of 2005 and Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA”).

•	The first layer of this reinsurance provides $40.0 million of coverage per occurrence for claims in excess of $20.0 million. It reinsures terrorism losses in excess of $20.0 million up to $50.0 million in the aggregate for the contract period; and
•	The second layer of this reinsurance provides $70.0 million of coverage per contract year for claims in excess of $60.0 million. This layer provides coverage for losses in excess of $50.0 million up to $80.0 million in the aggregate for the contract period.

Terrorism recoveries are counted as part of the annual recoveries for the workers compensation layers. The annual aggregate limits referenced above for those layers are inclusive of any terrorism losses that may occur, and any such losses reduce the available annual limit accordingly.

Casualty Reinsurance

From June 1, 2008 through May 31, 2009, we retain the first $2 million per occurrence on third party liability (casualty) losses. We cede the amounts in excess of $2 million on each such loss. Our reinsurance for such claims totals $30 million per occurrence, in a three layer tower.

•	The first layer of this reinsurance provides $3 million of coverage per occurrence in excess of our $2 million per occurrence retention. This layer has an annual aggregate reinsured limit of $12 million;
•	The second layer of this reinsurance provides $7 million of coverage per occurrence in excess of $5 million per occurrence. This layer has an annual aggregate reinsured limit of $21 million; and
•	The third layer of this reinsurance provides $20 million of coverage per occurrence in excess of $12 million per occurrence. This layer has an annual aggregate reinsured limit of $40 million.

Effective June 1, 2009 through December 31, 2010, as respects in-force, new and renewal business, the Company changed the structure of its casualty reinsurance program. As of that date, the company’s non-program umbrella business is reinsured on a quota share basis, whereby the company cedes 70% of the first $5.0 million of loss per policy per occurrence or in the aggregate, and 100% of the next $5.0 million of loss per policy per occurrence or in the aggregate. The quota share protection inures to the benefit of the Company’s casualty excess of loss program, which provides coverage as follows:

•	The first layer of this reinsurance provides at least $2.5 million and up to $3.0 million of coverage per occurrence in excess of a variable $2.0 – $2.5 million per occurrence retention. This layer has an annual aggregate reinsured limit of $12.0 million;
•	The second layer of this reinsurance provides $5.0 million of coverage per occurrence in excess of $5.0 million per occurrence. This layer has an annual aggregate reinsured limit of $15.0 million; and
•	The third layer of this reinsurance provides $20.0 million of coverage per occurrence in excess of $10 million per occurrence. This layer has an annual aggregate reinsured limit of $40.0 million.

Property Per Risk Excess Coverage:

From June 1, 2008 through May 31, 2009, we retain the first $2 million per risk on property losses. We cede the amounts in excess of $2 million on each such loss. Our reinsurance for such claims totals $13 million per risk, subject to the per occurrence and aggregate reinsured limits noted below, in a two layer tower.

•	The first layer of this reinsurance provides $3 million of coverage per risk in excess of our $2 million per risk retention. Recovery under this layer is limited to $6 million reinsured per occurrence and is further subject to an annual aggregate reinsured limit of $9 million; and
•	The second layer of this reinsurance provides $10 million of coverage per risk in excess of $5 million per risk. Recovery under this layer is limited to $10 million reinsured per occurrence and is further subject to an annual aggregate reinsured limit of $20 million.

From June 1, 2009 through May 31, 2010, we retain the first $2 million per risk on property losses. We cede the amounts in excess of $2 million on each such loss. Our reinsurance for such claims totals $18 million per risk, subject to the per occurrence and aggregate reinsured limits noted below, in a two layer tower.

•	The first layer of this reinsurance provides $3 million of coverage per risk in excess of our $2 million per risk retention. Recovery under this layer is limited to $6 million reinsured per occurrence and is further subject to an annual aggregate reinsured limit of $12 million; and
•	The second layer of this reinsurance provides $15 million of coverage per risk in excess of $5 million per risk. Recovery under this layer is limited to $15 million reinsured per occurrence and is further subject to an annual aggregate reinsured limit of $30 million.

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

From June 1, 2009 through May 31, 2010, we retain the first $5 million per occurrence on property losses per occurrence, net of recoveries under the Property Per Risk Reinsurance referenced above. We cede the amounts in excess of $5 million on each such loss. Our reinsurance for such claims totals $60 million per occurrence, in a two layer tower.

•	The first layer of this reinsurance provides $10 million of coverage per occurrence in excess of our $5 million retention. This layer has an annual aggregate reinsured limit of $20 million; and
•	The second layer of this reinsurance provides $50 million of coverage per occurrence in excess of $15 million per occurrence. This layer has an annual aggregate reinsured limit of $100 million.

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

TRIA, will expire at the end of 2014 and no assurance can be given that it will be renewed or that any such renewal will not be on materially less favorable terms.

Specialty Risk and Extended Warranty Reinsurance

Variable Quota Share Reinsurance.

Since January 1, 2003, we have maintained variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our Specialty Risk and Extended Warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our Specialty Risk and Extended Warranty insurance worldwide, except for creditor and GAP insurance. However, we do not cede to Munich Re the majority of our U.S. specialty risks and extended warranty business, although we may cede more of this U.S. business to Munich Re in the future.

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

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 10% to 50% of each covered risk, but Munich Re shall not reinsure more than £0.5 million for each ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £0.5 million. For the majority of the business ceded under this reinsurance arrangement, we cede 10% of the risk to Munich Re, but for some newer or larger risks, we have the option to cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

In addition to the above outlined programs, the Company also purchases quota share and/or excess treaty and/or facultative reinsurance for specific programs, specialty lines of business, or individual policies to limit our loss exposure and/or allow our program managers to share the risks and rewards of the business they produce.

Reinsurance Agreement with Maiden Holdings, Ltd.

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of

AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeded $5,000 (“Covered Business”). AmTrust also agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Maiden Quota Share further provides that the AII receives a ceding commission of 31% of ceded written premiums on original lines of business. The Maiden Quota Share had an initial term of three years which was renewed for a successive three year term, through June 30, 2013 and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the Maiden Quota Share was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure retail commercial package business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded to Maiden Insurance 100% of the unearned premium related to in-force retail commercial package business and losses related thereto at the acquisition date and 40% the Company’s net written premium and losses on retail commercial package business written or renewed on or after the effective date. AmTrust receives a ceding commission of 34.375% for retail commercial package business.

The Company recorded approximately $113 million, $114 million and $59 million of ceding commission during 2009, 2008 and 2007, respectively, as a result of this transaction. The agreement also will include, subject to regulatory requirements, the premiums and losses of any Covered Business of any, majority-owned insurance subsidiary that AmTrust may acquire in the future.

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of December 31, 2009, assuming full exercise of outstanding warrants, Michael Karfunkel owns or controls approximately 15% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 10.5% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.7% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Other

As part of the acquisition of Associated, the Company acquired a reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through June 30, 1999 the American Home reinsurance covered losses in excess of $0.25 million per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $0.15 million in excess of $0.1 million. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a policy that was in effect in 2001, the retention was $0.1 million per occurrence. Effective January 1, 2002, American Home increased its attachment to $0.25 million per occurrence. The excess of loss treaty that had an attachment of $0.25 million was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $0.25 million per occurrence.

We reevaluate our reinsurance programs annually or more frequently, as needed, and consider a number of factors, including cost of reinsurance, our liquidity requirements, operating leverage and coverage terms. Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our premiums written to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments of 3.3 million, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter bank Offered Rate “LIBOR” and had a margin rate of 185 basis points and was 2.11% as of December 31, 2009. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to equity ratio of 0.35 to 1 or less. The Company recorded $1.5 million of interest expense during 2009 related to this agreement. The Company reduced the outstanding balance on the note during 2009 from $33.3 million to $20.0 million.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company issued a promissory note to Unitrin in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million, the first of which was paid June 1, 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012. The Company calculated imputed interest of $3.2 million based on current interest rates available to the Company. Accordingly, the note’s carrying balance was adjusted to $26.8 million at inception. The note is required to be paid in full immediately, under certain circumstances, including a default of payment or change of control of the Company. The Company recorded $1.1 million of interest expense during 2009 and the note’s carrying value at December 31, 2009 was $21.1 million.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line is used for collateral for letters of credit. On June 30, 2009, the Company amended this agreement, whereby, the line was increased in the aggregate amount to $30 million and its term was extended to June 30, 2010. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of December 31, 2009, there was no outstanding balance on the line of credit. At December 31, 2009, the Company had outstanding letters of credit in place for $26.5 million which reduced the availability on the line of credit to $3.5 million as of December 31, 2009.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests in or holds in short term or fixed income securities. As of December 31, 2009, there were $172.8 million principal amount outstanding at interest rates between 0.25% and 0.30%. Interest expense associated with these repurchase agreements for 2009 was $1.6 million of which $0.002 million was accrued as of December 31, 2009. The Company has approximately $176.5 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share (See “Reinsurance”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance lends AII the amount of the obligations of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed the amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share agreement. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of December 31, 2009.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2009:

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$1,091,944	401,978	326,683	144,158	219,125
Loss-based insurance assessments(2)	7,305	2,213	2,242	1,149	1,701
Operating lease obligations	28,339	6,476	8,595	5,751	7,517
Purchase obligations(3)	5,228	1,928	3,300	—	—
Employment agreement obligations	11,064	5,189	5,616	259	—
Debt and interest(4)	609,318	34,562	47,917	191,176	335,663
Total	$1.753,198	$452,346	$394,353	$342,493	$564,006

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2009 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
(2)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.
(3)	We are required by the terms of certain purchase agreements to pay the seller an annual minimum override payment based on a contractually defined formula. The amount payable to the seller under these agreements could be materially higher if the premiums produced generate a higher payment than the calculated minimum payment.
(4)	The interest related to the debt by period is as follows: $14.5 million — less than 1 year, $26.9 million — 1 – 3 years, $23.2 million — 3 – 5 years and $215.7 million — more than 5 years. In addition included within debt and interest is $168.0 million related to the Maiden collateral loan and $11.8 million of associated interest.

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

Interest Rate Risk.  We had fixed maturity securities (excluding $31.3 million of time and short-term deposits) with a fair value of $1,085.4 million and a carrying value of $1,085.4 million as of December 31, 2009 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Because we anticipate that the Company will continue to meet its obligations out of income, we classify a portion of our fixed maturity securities, other than redeemable preferred stock, mortgage backed and corporate obligations, as held-to-maturity and carry them on our balance sheet at cost or amortized cost, as applicable. Any redeemable preferred stock we hold from time to time is classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities that are held-to-maturity, such as those resulting from interest rate fluctuations, do not impact the carrying value of these securities and, therefore, do not affect our shareholders’ equity. However, temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$995,247	$(90,114)	(10.3)%
100 basis point increase	1,030,865	(54,496)	(6.2)
No change	1,085,361	—	—
100 basis point decrease	1,135,297	49,936	5.7
200 basis point decrease	1,167,424	82,063	9.4

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $332.8 million of debt instruments of which $144.8 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.9 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU. While the functional currency of AIU is the Euro, we write coverages that are settled in local currencies, including the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $2.8 million before tax realized currency loss based on our outstanding foreign denominated reserves of $55.8 million at December 31, 2009.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2009, the equity securities in our investment portfolio had a fair value of $50.4 million, representing approximately two percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2009. The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
5% increase	$52,873	$2,518	0.3%
No change	50,355
5% decrease	47,837	(2,518)	(0.3)%

Off Balance Sheet Risk.  The Company has exposure or risk related to securities sold but not yet purchased.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 15, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by Item 10 on Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in AmTrust Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2010 (the “Proxy Statement”) captioned:

•	“Item 1: Election of Directors”;
•	“Executive Officers”;
•	“Corporate Governance — Code of Business Conduct and Ethics” and “ — Board Committees”;
•	“Section 16(a) Beneficial Ownership Reporting Compliance”; and
•	“Report of the Audit Committee.”

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

•	“Executive Compensation”; and
•	“Compensation Committee Interlocks and Insider Participation; and
•	“Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

•	“Security Ownership of Certain Beneficial Owners”; and
•	“Security Ownership of Management”.

Equity Compensation Plan Information.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs
Equity Compensation Plans Approved by Security Holders	4,168,089	10.12	1,826,211
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,168,089	10.12	1,826,211

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

•	“Executive Compensation”;
•	“Corporate Governance — Independence of Directors”; and
•	“Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information responsive thereto contained in the section captioned “Item 2: Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

AMTRUST FINANCIAL SERVICES, INC.
By: /s/ Ronald E. Pipoly, Jr. Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2010
/s/ Ronald E. Pipoly, Jr. Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010
/s/ Michael Karfunkel Michael Karfunkel	Chairman of the Board	March 15, 2010
/s/ George Karfunkel George Karfunkel	Director	March 15, 2010
/s/ Donald T. DeCarlo Donald T. DeCarlo	Director	March 15, 2010
/s/ Abraham Gulkowitz Abraham Gulkowitz	Director	March 15, 2010
/s/ Jay J. Miller Jay J. Miller	Director	March 15, 2010

AMTRUST FINANCIAL SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
March 15, 2010

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value per Share)

	December 31,
	2009	2008
ASSETS
Investments:
Fixed maturities, held-to-maturity, at amortized cost (fair value $0; $50,242)	$—	$48,881
Fixed maturities, available-for-sale, at market value (amortized cost $1,080,914; $988,779)	1,085,362	910,376
Equity securities, available-for-sale, at market value (cost $60,639; $84,090)	50,355	28,828
Short-term investments	31,265	167,845
Other investments	14,034	13,457
Total investments	1,181,016	1,169,387
Cash and cash equivalents	233,810	192,053
Accrued interest and dividends	7,617	9,028
Premiums receivable, net	495,871	419,577
Note receivable – related party	23,224	21,591
Funds held with reinsurance companies	110	110
Reinsurance recoverable	349,695	363,608
Reinsurance recoverable – related party	293,626	221,214
Prepaid reinsurance premium	148,425	128,519
Prepaid reinsurance premium – related party	262,128	243,511
Prepaid expenses and other assets	84,998	72,221
Federal income tax receivable	364	4,667
Deferred policy acquisition costs	180,179	103,965
Deferred income taxes	7,615	76,910
Property and equipment, net	15,858	15,107
Goodwill	53,156	49,794
Intangible assets	62,672	52,631
	$3,400,364	$3,143,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,091,944	$1,014,059
Unearned premiums	871,779	759,915
Ceded reinsurance premiums payable	75,032	59,990
Ceded reinsurance premium payable – related party	86,165	102,907
Reinsurance payable on paid losses	1,238	8,820
Funds held under reinsurance treaties	690	228
Securities sold but not yet purchased, at market	16,315	22,608
Securities sold under agreements to repurchase, at contract value	172,774	284,492
Accrued expenses and other current liabilities	180,325	144,304
Derivatives liabilities	1,893	1,439
Note payable on collateral loan – related party	167,975	167,975
Non interest bearing note payable – net of unamortized discount of $1,372; $2,439	21,128	27,561
Term loan	20,000	33,333
Junior subordinated debt	123,714	123,714
Total liabilities	2,830,972	2,751,345
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,179 and 84,146 issued in 2009 and 2008, respectively; 59,314 and 60,033 outstanding in 2008 and 2007, respectively	842	842
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	543,977	539,421
Treasury stock at cost; 24,866 and 24,113 shares in 2009 and 2008, respectively	(300,889)	(294,803)
Accumulated other comprehensive loss	(17,020)	(105,815)
Retained earnings	342,482	252,903
Total stockholders’ equity	569,392	392,548
	$3,400,364	$3,143,893

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Premium income:
Net premium written	$643,426	$554,913	$419,881
Change in unearned premium	(69,544)	(115,816)	24,355
Net earned premium	573,882	439,097	444,236
Ceding commission – primarily related party	113,931	115,474	62,842
Service and fee income	30,690	28,978	20,368
Net investment income	54,465	59,476	50,887
Net realized gain (loss) on investments	(33,579)	(64,585)	4,644
Other investment (loss) income on managed assets	—	(2,900)	(6,053)
Total revenues	739,389	575,540	576,924
Expenses:
Loss and loss adjustment expense	327,771	238,303	276,986
Acquisition costs and other underwriting expenses	244,279	203,747	155,366
Other underwriting expense	22,232	17,318	13,816
Total expenses	594,282	459,368	446,168
Income before other income (expense), income tax expense and non-controlling interest	145,107	116,172	130,756
Other income (expenses):
Foreign currency gain	2,459	2,700	129
Interest expense	(16,884)	(18,277)	(10,089)
Total other expenses	(14,425)	(15,577)	(9,960)
Income before provision for income tax expense and non-controlling interest	130,682	100,595	120,796
Income tax expense	27,459	20,567	36,709
Non-controlling interest in net income of subsidiary	—	(2,900)	(6,053)
Net income	$103,223	$82,928	$90,140
Basic earnings per share	$1.74	$1.38	$1.50
Diluted earnings per share	$1.72	$1.37	$1.49
Dividends declared per common share	$0.23	$0.18	$0.11
Weighted average common shares outstanding:
Basic	59,433	59,991	59,958
Diluted	59,994	60,671	60,674
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	(24,778)	(52,773)	(8,367)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(24,778)	(52,773)	(8,367)
Other net realized gain (loss) on investments	(8,801)	(11,812)	13,011
Net realized gain (loss) on investments	(33,579)	(64,585)	4,644

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)
Years Ended December 31, 2009, 2008, 2007

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2006	600	—	238,938	—	3,705	97,236	340,479
Comprehensive income, net of tax:
Net income	—	—	—	—	—	90,140	90,140
Foreign currency translation	—	—	—	—	(2,011)	—	(2,011)
Unrealized holding loss on investments	—	—	—	—	(32,954)	—	(32,954)
Reclassification adjustment for securities sold during the year	—	—	—	—	(428)	—	(428)
Comprehensive income							54,747
Stock option compensation	—	—	1,830	—	—	—	1,830
Stock repurchase	—	—	—	(59)	—	—	(59)
Acquisition of subsidiary	—	—	—	(294,612)	—	—	(294,612)
Issuance of common stock	241	—	294,355	—	—	—	294,596
Common stock dividend	—	—	—	—	—	(6,595)	(6,595)
Balance, December 31, 2007	841	—	535,123	(294,671)	(31,688)	180,781	390,386
Comprehensive income, net of tax:
Net income	—	—	—	—	—	82,928	82,928
Foreign currency translation	—	—	—	—	(13,006)	—	(13,006)
Unrealized holding loss on investments	—	—	—	—	(71,502)	—	(71,502)
Reclassification adjustment for securities sold during the year	—	—	—	—	10,381	—	10,381
Comprehensive income							8,801
Stock option compensation	—	—	3,136	—	—	—	3,136
Stock repurchase	—	—	—	(132)	—	—	(132)
Exercise of stock options	1	—	1,162	—	—	—	1,163
Common stock dividend	—	—	—	—	—	(10,806)	(10,806)
Balance, December 31, 2008	842	—	539,421	(294,803)	(105,815)	252,903	392,548
Comprehensive income, net of tax:
Net income	—	—	—	—	—	103,223	103,223
Foreign currency translation	—	—	—	—	4,863	—	4,863
Unrealized holding loss on investments	—	—	—	—	63,370	—	63,370
Reclassification adjustment for securities sold during the year	—	—	—	—	20,562	—	20,562
Comprehensive income							192,018
Stock option compensation	—	—	4,241	—	—	—	4,241
Stock repurchase	—	—	—	(6,086)	—	—	(6,086)
Exercise of stock options	—	—	315	—	—	—	315
Common stock dividend	—	—	—	—	—	(13,644)	(13,644)
Balance, December 31, 2009	842	—	543,977	(300,889)	(17,020)	342,482	569,392

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$103,223	$82,928	$90,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,791	8,069	5,022
Realized loss (gain) on marketable securities	8,801	4,825	(13,011)
Non-cash write-down of marketable securities	24,778	52,773	8,367
Bad debt expense	4,843	2,804	2,225
Stock option compensation	4,241	3,136	1,830
Discount on notes payable	1,067	716	—
Change in deferred tax asset	57,673	(40,408)	(26,960)
Foreign currency gain	(2,459)	(2,700)	(129)
Changes in assets – (increase) decrease:
Premiums receivable	(81,137)	(117,653)	(62,448)
Reinsurance recoverable	13,913	(137,639)	(11,234)
Reinsurance recoverable – related party	(72,412)	(165,241)	(55,973)
Deferred policy acquisition costs	(76,214)	(33,062)	(14,469)
Prepaid reinsurance premiums	(19,906)	(20,934)	(32,096)
Prepaid reinsurance premiums – related party	(18,617)	(106,412)	(137,099)
Prepaid expenses and other assets	(8,696)	(48,399)	8,259
Changes in liabilities – increase (decrease):
Reinsurance payable	15,042	(25,182)	16,563
Reinsurance payable – related party	(16,742)	64,115	38,792
Loss and loss expense reserves	77,885	238,667	160,612
Unearned premiums	111,864	232,077	146,266
Funds held under reinsurance treaties	462	(4,172)	(5,548)
Note payable – related party	—	54,747	113,228
Accrued expenses and other current liabilities	27,191	21,253	15,881
Net cash provided by operating activities	163,591	64,308	248,218
Cash flows from investing activities:
Purchases of held to maturity fixed maturities	—	—	(61,078)
Purchases of available for sale fixed maturities	(224,875)	(600,926)	(1,096,784)
Purchases of equity securities	(26,893)	(44,834)	(141,092)
Purchases of other investments	—	(488)	(12,184)
Proceeds from maturities of held to maturity fixed maturities	48,881	113,020	265,728
Proceeds from sales of available for sale fixed maturities	350,837	399,088	581,642
Proceeds from sales of equity securities	21,637	28,441	130,342
Proceeds from (purchases of) short term investments, net	(136,580)	(19,304)	47,599
Proceeds from other investments	(576)	15,065	—
Note receivable – related party	—	(2,000)	(18,000)
Acquisition of a subsidiary, net of cash obtained	6,545	(55,883)	(35,742)
Acquisition of intangible assets from renewal rights	(7,904)	(3,204)	(1,800)
Capital expenditures	(5,519)	(4,975)	(1,751)
Net cash provided by (used in) investing activities	25,553	(176,000)	(343,120)
Cash flows from financing activities:
Proceeds from issuance of note payable	—	40,000	—
Repayment of notes payable	(13,333)	(6,667)	—
Repayment of note to seller	(7,500)	—	—
Issuance of junior subordinate debentures	—	—	40,000
Repurchase agreements, net	(111,718)	138,089	146,402
Stock option conversion	315	1,163	—
Purchase of shares	(6,086)	(132)	(59)
Debt financing fees	—	(52)	(820)
Dividends on common stock	(13,088)	(10,200)	(5,396)
Net cash provided (used) by financing activities	(151,410)	162,201	180,127
Effect of exchange rate changes on cash	4,023	(3,793)	196
Net (decrease) increase in cash and cash equivalents	41,757	46,716	85,421
Cash and cash equivalents, beginning year	192,053	145,337	59,916
Cash and cash equivalents, end of year	$233,810	$192,053	$145,337
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$14,601	$14,428	$9,240
Debt issuance costs	—	77	1,238
Income taxes	18,802	21,805	35,632

See accompanying notes to consolidated financial statements.

Supplemental non-cash financing activity:

In 2008, the Company issued a promissory note to Unitrin in the amount of $30,000 in connection with the acquisition of UBI business. The note is non interest bearing and required four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3,155 based on interest rates available to the Company at the date of acquisition which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The Company included $1,016 and $716 of amortized discount on the note in its results of operations for the year ended December 31, 2009 and 2008, respectively. The note’s carrying value at December 31, 2009 and 2008 was $21,128 and $27,561, respectively.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

1. Nature of Operations

AmTrust Financial Services, Inc. (the “Company”) is an insurance holding company formed under the laws of Delaware. Through its wholly-owned subsidiaries, the Company provides specialty property and casualty insurance focusing on workers’ compensation and commercial package coverage for small business, specialty risk and extended warranty coverage, and property and casualty coverage for middle market business.

The Company transacts business through eleven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“WIC”), Associated Industries Insurance Company, Inc. (“AIIC”), Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and Trinity Lloyd’s Insurance Company (“TLIC”), which are domiciled in New Hampshire, New York, Delaware, Florida, Wisconsin, Texas, Kansas and Texas respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and IGI Insurance Company, Ltd. (“IGI”), which are domiciled in Bermuda, Ireland and England, respectively.

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

Premiums — Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $9,396 and $8,131 at December 31, 2009 and 2008, respectively.

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

Cash and Cash Equivalents — Cash and cash equivalents are presented at cost, which approximates fair value. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) secures accounts up to $250 at these institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

Investments — The Company accounts for its investments in accordance with ASC 320 (formerly known as Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”), which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with ASC 320, the Company has classified its fixed-maturities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available for sale fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security which has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment. The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria the Company considers include:

•	the current fair value compared to amortized cost;
•	the length of time the security’s fair value has been below its amortized cost;
•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
•	whether management intends to sell the security and, if not, whether it is not more than likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings; and
•	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligation or the issuer seeking protection under bankruptcy laws.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company writes down investments immediately which it considers to be impaired based on the above criteria collectively. The investment committee maintains an individual list of investments that have been in a significant unrealized loss position in excess of 12 months for review of

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

possible impairment. Absent any of the above criteria, the Company generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 24 months.

Based on guidance in FASB ASC 320-10-65 (Prior authoritative literature: FSP 115-2 Recognition and Presentation of Other-Than-Temporary-Impairments), in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an Other Than Temporary Impairment (“OTTI”) with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2009, 2008 and 2007, the Company recorded impairment write-downs of $24,778, $52,773 and $8,367, respectively after determining that certain of its investments were OTTI.

The following are the types of investments the Company has:

(a)	Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than one year at date of acquisition. As of December 31, 2009 and 2008, short term investments consisted primarily of money market investments.
(b)	Fixed maturities and equity securities — Fixed maturities and equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.
(c)	Mortgage and asset backed securities — For mortgage and asset backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.
(d)	Limited partnerships — The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.
(e)	Derivatives and hedging activities — The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:
•	Credit default swap contracts (“CDS”), which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on the price of the underlying bond on the valuation date. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract. Such amounts are limited to the total equity of the account;

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

•	Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, in this case LIBOR, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and
•	Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.
(f)	Securities sold under agreements to repurchase, at contract value — Securities sold under agreements to repurchase are accounted for as collateralized borrowing transactions and are recorded at their contracted repurchase amounts, plus accrued interest. The Company minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with AmTrust when necessary.

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

Fair Value of Financial Instruments — The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of fixed maturity investments is more subjective when markets are less liquid due to lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments approximate their carrying values.

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

Fixed Maturities.  The Company utilized a pricing service to estimate fair value measurements for all of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated it will produce an estimate of fair value only if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

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

Derivatives.  The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. Derivatives, as defined in FASB ASC 815-10-15 (Prior authoritative literature: SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”), are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. The Company carries all derivatives on its consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. Changes in fair value of a derivative used as a hedge are presented as a component of other comprehensive income. The Company primarily utilizes the following types of derivatives at any one time:

•	Credit default swap contracts (“CDS”), which are valued in accordance with the terms of each contract between the Company and the issuer of the CDS based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on the price of the underlying bond on the valuation date. (The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.) Such amounts are limited to the total equity of the account;
•	Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and
•	Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.

The Company estimates fair value using information provided by the portfolio manager for IS and CDS and the counterparty for CFD and classifies derivatives as Level 3 hierarchy.

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as certain marketing, sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $76,214, $33,062 and $27,839 for the years ended December 31, 2009, 2008 and 2007, respectively. The amortization for deferred acquisition costs was $73,531, $70,250 and $36,551 in 2009, 2008 and 2007, respectively.

Reinsurance — Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Reinsurance recoverables are reported relating to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains liable for all loss payments, notwithstanding the failure to collect from the reinsurer.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2009, 2008 and 2007 was approximately $8,304, $14,464 and $9,640, respectively.

Property and Equipment — Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Lesser of lease term or 15 years

The Company accounts for its internal use software under ASC 350 “Intangibles-Goodwill and Other”. Accordingly, the Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to future use.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles-Goodwill and Other. A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. Goodwill and intangible assets with an indefinite useful life were carried at $70,924 and $68,645 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, intangible assets with a finite life were valued at $44,902 and

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

$33,780, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company amortized approximately $4,023, $4,106 and $2,800, respectively related to its intangible assets with a finite life.

Income Taxes — The Company joins its domestic subsidiaries in the filing of a consolidated Federal income tax return and is party to Federal income tax allocation agreements. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses and foreign currency translation gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, the Company establishes a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2005 through 2008 still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Foreign Currency — The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency and the resulting foreign exchange gains and losses are reflected in earnings. Functional currency amounts from the Company’s foreign operations are then translated into U.S. dollars. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of accumulated other changes in equity from nonowner sources. The foreign currency remeasurement and translation are calculated using current exchange rates for the items reported on the balance sheets and average exchange rates for items recorded in earnings.

Stock Compensation Expense — The Company follows ASC 720 Compensation-Stock Compensation and recognizes compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock and stock option grants under the Company’s 2005 Equity Incentive Plan. ASC 720 requires share-based compensation expense recognized to be based on estimated grant date fair value.

Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options and unvested restricted shares using the treasury stock method.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through many industries and geographic regions through the use of money managers who employ different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2009 and 2008, the outstanding premiums and notes receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Non-controlling Interest — The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as non-controlling interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary. Non-controlling interest expense represents such non-controlling interests’ in the earnings of that entity. All significant transactions and account balances between the Company and its subsidiaries were eliminated during consolidation.

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

Recent Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of the fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard did not have an impact on the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles —  a replacement of FASB Statement No. 162 (“The Codification”). The Codification supersedes all existing U.S. accounting standards issued by the FASB and other related private sector standard setters into a single source

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

of authoritative accounting principles arranged by topic and will serve as the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles. The codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, an other than temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. Additionally, the new guidance changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income. The new guidance also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement.

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

In August 2009, the FASB issued updated guidance for the accounting for the fair value measurement of liabilities. The guidance provides clarification that in certain circumstances, in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The guidance also clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and, if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The guidance was effective for interim and annual periods beginning after August 27, 2009. The adoption of the guidance on October 1, 2009 did not have any effect on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure about fair value of financial instruments in interim and annual financial statements. The new guidance was effective for periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the new provisions on April 1, 2009 and the adoption did not have a material effect on its results of operations, financial position or liquidity.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, Earnings per Share, clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This new guidance was effective for financial statements issued for fiscal years which began after December 15, 2008 and required all presented prior-period earnings per share data to be adjusted retrospectively. The new guidance did not have an impact on the Company’s results of operations, financial position or liquidity.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350, Intangibles — Goodwill and Other, amends the factors that should be considered in developing assumptions about renewals or extensions used in estimating the useful life of a recognized intangible. The revised guidance was effective for financial statements issued for fiscal years which began after December 15, 2008. The measurement provisions of the revised guidance relate only to intangible assets of the Company acquired after the effective date. The revised guidance did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

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

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations, requires the fair value measurement of assets acquired, liabilities assumed and any non-controlling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. In addition, the revised guidance includes recognition, classification and measurement guidance for assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. The revised guidance applied to business combinations for acquisitions occurring on or after January 1, 2009.

In December 2007, the FASB issued new guidance for the accounting for non-controlling interests. The new guidance, which is now part of ASC 810, Consolidation, establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated statements. The new guidance became effective on a prospective basis beginning January 1, 2009, except for presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The new guidance did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

(Amounts in Thousands) As of December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$5,996	$—	$(886)	$5,110
Common stock	54,642	4,391	(13,788)	45,245
U.S. treasury securities	124,566	383	(806)	124,143
U.S. government agencies	47,030	524	(130)	47,424
Municipal bonds	26,580	931	(243)	27,268
Corporate bonds:
Finance	338,746	9,560	(24,384)	323,922
Industrial	47,986	2,770	(9)	50,747
Utilities	13,866	977	(326)	14,517
Commercial mortgage backed securities	3,295	64	—	3,359
Residential mortgage backed securities:
Agency backed	467,555	14,600	(424)	481,731
Non-agency backed	7,808	835	(11)	8,632
Asset-backed securities	3,482	198	(61)	3,619
	$1,141,552	$35,233	$(41,068)	$1,135,717

(Amounts in Thousands) As of December 31, 2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$6,765	$—	$(1,450)	$5,315
Common stock	77,325	189	(54,001)	23,513
U.S. treasury securities	13,892	1,820	—	15,712
U.S. government agencies	18,986	1,332	—	20,318
Municipal bonds	45,773	367	(932)	45,208
Corporate bonds:
Finance	360,912	900	(65,006)	296,806
Industrial	85,549	486	(17,491)	68,544
Utilities	8,876	110	(434)	8,552
Commercial mortgage backed securities	3,773	—	(383)	3,390
Residential mortgage backed securities:
Agency backed	445,513	9,160	(7,894)	446,779
Non-agency backed	—	—	—	—
Asset-backed securities	5,505	—	(438)	5,067
	$1,072,869	$14,364	$(148,029)	$939,204

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2009, 2008, and 2007 were approximately $421,355, $427,529 and $711,984, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

A summary of the Company’s available-for-sale fixed securities as of December 31, 2009, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in Thousands) Available-for-Sale Debt Securities:	Amortized Cost	Fair Value
Due in one year or less	$15,776	$15,888
Due after one through five years	129,176	125,193
Due after five through ten years	347,030	341,002
Due after ten years	102,377	101,536
Mortgage backed securities	486,555	501,743
Total fixed maturities	$1,080,914	$1,085,362

(b) Held-to-Maturity Securities

During the year ended December 31, 2009, the Company disposed of a portion of its fixed maturities classified as held to maturity. As such, the Company assessed the appropriateness of its remaining fixed maturity portfolio classified as held to maturity. The Company determined that all remaining fixed maturities should be classified as available for sale under the provisions of FASB ASC 320-10 (Prior authoritative literature: SFAS 115, Accounting for Certain Investments in Debt and Equity Securities). The effect of this one time reclassification increased the carrying value of the fixed maturities by approximately $1,000.

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed maturity investments as of December 31, 2008 are presented in the table below:

(Amounts in Thousands)	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$2,139	$143	$—	$2,282
U.S. government agencies	1,116	181	—	1,297
Residential mortgage backed securities – agency backed	45,626	1,183	(146)	46,663
	$48,881	$1,507	$(146)	$50,242

Proceeds from sale of investments in held-to-maturity securities during the years ended December 31, 2008 and 2007 were $113,020 and $265,728, respectively.

(c) Investment Income

Net investment income for the years ended December 31, 2009, 2008 and 2007 was derived from the following sources:

(Amounts in Thousands)	2009	2008	2007
Fixed maturity securities	$47,675	$48,919	$37,989
Equity securities	2,084	934	1,691
Cash and short term investments	4,173	16,302	10,369
Loss on other investments	—	—	(523)
Loss on equity investment in Warrantech	(822)	(991)	(749)
Interest on note receivable – related party	2,967	3,170	2,796
	56,077	66,456	51,573

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

(Amounts in Thousands)	2009	2008	2007
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	(1,612)	(8,858)	(686)
	$54,465	$59,476	$50,887

(d) Realized Gains and Losses

The tables below indicate the gross realized gains and losses for the years ended December 31, 2009, 2008 and 2007.

(Amounts in Thousands) Year Ended December 31, 2009	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$6,421	$(5,536)	$885
Equity securities	5,617	(10,734)	(5,117)
Derivatives	—	(4,569)	(4,569)
Write-down of fixed maturity securities	—	(4,429)	(4,429)
Write-down of equity securities	—	(20,349)	(20,349)
	$12,038	$(45,617)	$(33,579)

(Amounts in Thousands) Year Ended December 31, 2008	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$—	$(10,585)	$(10,585)
Equity securities	2,873	(2,034)	839
Derivatives	533	(2,599)	(2,066)
Write-down of fixed maturity securities	—	(31,389)	(31,389)
Write-down of equity securities	—	(21,384)	(21,384)
	$3,406	$(67,991)	$(64,585)

(Amounts in Thousands) Year Ended December 31, 2007	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$6,132	$(1,450)	$4,682
Equity securities	14,406	(4,790)	9,616
Derivatives	1,462	(2,749)	(1,287)
Write-down of equity securities	$—	$(8,367)	$(8,367)
	$22,000	$(17,356)	$4,644

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

(e) Unrealized Gains and Losses

Net unrealized gain (loss) on available-for-sale securities were as follows:

(Amounts in Thousands) Year Ended December 31,	2009	2008	2007
Fixed maturity securities	$4,444	$(78,403)	$(18,383)
Equity securities	(10,283)	(55,262)	(27,919)
Total net unrealized gain (loss)	(5,839)	(133,665)	(46,302)
Deferred income tax benefit (expense)	2,044	46,783	16,206
Net unrealized losses, net of deferred income tax	(3,795)	(86,882)	(30,096)
(Increase) decrease in net unrealized losses, net of deferred income tax	$83,087	$(56,786)	$(33,765)

Net unrealized losses on held-to-maturity fixed maturity securities were as follows:

(Amounts in Thousands) Year Ended December 31,	2009	2008	2007
Net unrealized gains (losses)	$—	$1,361	$760
Increase (decrease) in net unrealized gains (losses)	—	601	3,261

(f) Other Than Temporary Impairment

OTTI charges of our fixed-maturities and equity securities for the years ended December 31, 2009, 2008 and 2007 are presented in the table below:

(Amounts in Thousands) Year Ended December 31,	2009	2008	2007
Equity securities recognized in earnings	$20,639	$21,384	$8,367
Fixed maturity securities recognized in earnings	4,139	31,389	—
	$24,778	$52,773	$8,367

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2009 and 2008:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2009	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$8,540	$(2,934)	13	$23,295	$(11,740)	106	$31,835	$(14,674)
U.S. treasury securities	110,393	(748)	26	802	(58)	1	111,195	(806)
U.S. government agencies	40,337	(130)	7	—	—	—	40,337	(130)
Municipal bonds	9,538	(239)	1	347	(4)	1	9,885	(243)
Corporate bonds:
Finance	33,777	(572)	16	165,773	(23,812)	36	199,550	(24,384)
Industrial	4,986	(5)	1	496	(4)	1	5,482	(9)
Utilities	1,370	(42)	1	1,801	(284)	2	3,171	(326)
Residential mortgage backed securities:
Agency backed	22,935	(107)	2	105,346	(317)	9	128,281	(424)
Non-agency backed	—	—	—	22	(11)	1	22	(11)
Asset-backed securities	—	—	—	231	(61)	1	231	(61)
Total temporarily impaired	$231,876	$(4,777)	67	$298,113	$(36,291)	158	$529,989	$(41,068)

There are 225 securities at December 31, 2009 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) Available-for-Sale December 31, 2008	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$10,189	$(11,175)	148	$16,437	$(44,276)	225	$26,626	$(55,451)
U.S. treasury securities	—	—	—	—	—	—	—	—
Municipal bonds	15,171	(932)	29	—	—	—	15,171	(932)
Corporate bonds:
Finance	77,675	(11,420)	45	191,012	(53,586)	66	268,687	(65,006)
Industrial	31,545	(6,839)	31	23,780	(10,652)	17	55,325	(17,491)
Utilities	3,945	(97)	4	1,754	(337)	2	5,699	(434)
Commercial mortgage backed securities	3,390	(383)		—	—	—	3,390	(383)
Residential mortgage backed securities:
Agency backed	103,732	(4,454)	7	97,095	(3,440)	8	200,827	(7,894)
Non-agency backed	—	—	—	—	—	—	—	—
Asset-backed securities	5,045	(422)	8	22	(16)	1	5,067	(438)
Total temporarily impaired	$250,692	$(35,722)	278	$330,100	$(112,307)	320	$580,792	$(148,029)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

There are 598 securities at December 31, 2008 that account for the gross unrealized loss for available-for-sale securities, none of which is deemed by the Company to be an OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) Held-to-Maturity December 31, 2008	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Residential mortgage agency backed	$501	$(2)	1	$4,931	$(144)	20	$5,432	$(146)
Total temporarily impaired	$501	$(2)	1	$4,931	$(144)	20	$5,432	$(146)

There are 21 securities at December 31, 2008 that account for the gross unrealized loss for held-to-maturity securities, none of which is deemed by the Company to be an OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(g) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps and Credit Default Swaps as of December 31, 2009:

	Remaining Life of Notional Amount(1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$20,000	$—	$—	$20,000
Credit default swaps	—	12,000	—	—	12,000
	$—	$32,000	$—	$—	$32,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses. The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of December 31, 2009, the Company did not have any derivatives designated as a hedge. Additionally, the Company records changes in valuation on its interest rate swap related to its term loan (See “Note 11. Debt”) as a component of interest expense.

(h) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2009 and 2008 was $15,360 and $20,690 for corporate bonds, respectively, and $955 and $1,918 for equity securities, respectively. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

December 31, 2009. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

During 2009, the Company entered into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2009 there were $172,774 principal amount outstanding at interest rates between 0.25% and 0.3%. Interest expense associated with these repurchase agreements for the year ended 2009 was $1,612 of which $23 was accrued as of December 31, 2009. The Company has $176,494 of collateral pledged in support of these agreements. As of December 31, 2008 there were $284,492 principal amount outstanding at interest rates between 2.5% and 3.0%. Interest expense associated with these repurchase agreements for the year ended 2008 was $8,835 of which $692 was accrued as of December 31, 2008. The Company has $293,444 of collateral pledged in support of these agreements.

At December 31, 2009 and 2008, the Company through its domestic insurance subsidiary currently has assets with a fair value of $32,723 and $31,962, respectively on deposit with various state departments of insurance. These deposits are held for benefits of insurance company policyholders.

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2009 and 2008:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2009
Assets:
Fixed securities	$1,085,362	$124,123	$961,219	$—
Equity securities	50,355	50,355	—	—
Other investments	14,034	—	—	14,034
	$1,148,751	$174,498	$961,219	$14,034
Liabilities:
Securities sold but not yet purchased, market	$16,315	$955	$15,360	$—
Securities sold under agreements to repurchase, at contract value	172,774	—	172,774	—
Derivatives	1,893	—	—	1,893
	$190,982	$955	$188,134	$1,893

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2008
Assets:
Held-to-maturity fixed securities	$50,242	$2,282	$47,960	$—
Available-for-sale fixed securities	910,376	15,712	886,769	7,895
Equity securities	28,828	28,828	—	—
Other investments	13,457	—	—	13,457
	$1,002,903	$46,822	$934,729	$21,352
Liabilities:
Securities sold but not yet purchased, market	$22,608	$1,918	$20,690	$—
Securities sold under agreements to repurchase, at contract value	284,492	—	284,492	—
Derivatives	1,439	—	—	1,439
	$308,539	$1,918	$305,182	$1,439

The Company had transfers between levels during 2009 and 2008 of $0 and $7,895, respectively.

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets and financial liabilities for the years ended December 31, 2009 and 2008:

(Amounts in Thousands)	Assets	Liabilities	Total
Year ended December 31, 2009:
Beginning balance as of January 1, 2009	$21,352	$(1,439)	$19,913
Total net losses included in:
Net income	(39)	(4,569)	(4,608)
Other comprehensive loss	2,544	—	2,544
Purchases and issuances	165	—	165
Sales and settlements	(9,988)	4,115	(5,873)
Net transfers into (out of) Level 3	—	—	—
Ending balance as of December 31, 2009	$14,034	$(1,893)	$12,141

(Amounts in Thousands)	Assets	Liabilities	Total
Year ended December 31, 2008:
Beginning balance as of January 1, 2008	$28,035	$(4,101)	$23,934
Total net losses included in:
Net income	—	2,662	2,662
Other comprehensive loss	(6,262)	—	(6,262)
Purchases and issuances	488	—	488
Sales and settlements	(8,804)	—	(8,804)
Net transfers into (out of) Level 3	7,895	—	7,895
Ending balance as of December 31, 2008	$21,352	$(1,439)	$19,913

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•	Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above elsewhere in this note. The carrying values of cash, short term investments and investment income accrued approximate their fair values;
•	Premiums Receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset;
•	Subordinated Debentures and Debt: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

5. Acquisitions

CyberComp

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), a Swiss Re web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operates in 26 states and distributes policies through a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3,000 which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with FASB ASC 805, the Company recorded a purchase price of $6,300 which consisted of $2,800 of renewal rights, $2,300 of distribution networks, $700 of trademarks and $500 of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. The Company produced approximately $17,700 of gross written premium in 2009 as a result of this transaction.

ACHL

During the three months ended March 31, 2009, the Company, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL (“SARL”). ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta, AmTrust Re 2007 (Luxembourg) and AmTrust Re, respectively. The purchase price of ACHL was $.02 million which represented the capital of ACHL. In accordance with FASB ASC 805-10, the Company recorded approximately $12,500 of cash, $66,500 of receivables and $79,000 of loss reserves. ACHL is included in the Company’s Specialty Risk and Extended Warranty segment.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

In October 2009, ACHL acquired all the issued and outstanding stock of Watt Re, a Luxembourg domiciled captive insurance company, from CREOS LUXEMBOURG S.A. (formerly CEGEDEL S.A.) and ENOVOUS Luxembourg S.A. (formerly CEGEDEL PARTICIPATIONS S.A.). Watt Re subsequently changed its name to AmTrust Re Gamma. The purchase price of Watt Re was approximately $30,200. The Company recorded approximately $34,500 of cash, intangible assets of $5,500 and a deferred tax liability of approximately $9,800. The Company assigned a life of three years to the intangible assets.

In December 2009, ACHL acquired all the issued and outstanding stock of Group 4 Falck Reinsurance S.A. a Luxembourg domiciled captive insurance company, from Group 4 Securitas (International) B.V. Group 4 Falk Reinsurance S.A. subsequently changed its name to AmTrust Re Omega. The purchase price of Group 4 Falck Reinsurance S.A. was approximately $22,800. The Company recorded approximately $25,100 of cash, intangible assets of $2,200 and a deferred tax liability of $4,500. The Company assigned a life of three years to the intangible assets.

The aforementioned ACHL transactions allow the Company to obtain the benefit of the Captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with a subsidiary of the Company.

Unitrin — Commercial Package Business

In June 2008, the Company completed a stock and asset purchase agreement with a subsidiary of Unitrin, Inc. whereby the Company acquired Unitrin, Inc.’s commercial package business (“UBI”) including its distribution networks, renewal rights and four insurance companies through which Unitrin wrote its UBI business. The acquired insurance companies are located in Kansas, Texas and Wisconsin and were, at the acquisition date, collectively licensed in 34 states. Consideration paid for the transaction was approximately $88,477 and consisted of cash of $61,146, a note payable of $26,845, assumed liabilities of $264 and direct transaction costs of $222. The Company recorded $35,076 of goodwill and $15,020 of intangible assets related to distribution networks and licenses. The distribution networks have a life of ten years and the licenses have an indefinite live. The note is required to be paid in full immediately, under certain circumstances, including default of a payment or change of control of the Company. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Additionally, at the close of the acquisition, the Company assumed approximately $78,200 of unearned premium from Unitrin affiliates in connection with the acquisition and then ceded the entire amount to Maiden Insurance pursuant to the Maiden Reinsurance Agreement (See Note 12. “Related Party Transactions”).

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

In accordance with FASB ASC 805, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the fair values as of the close of acquisition, with the amounts exceeding the fair value recorded as goodwill. The Company finalized its purchase price allocation during the fourth quarter of 2008. As a result of finalizing the allocation, the Company reduced the value of its intangibles recorded preliminary at the time of acquisition by approximately $26,000, which resulted in a positive adjustment to goodwill by the same amount. The finalized purchase price allocation as of the date of acquisition is as follows:

(Amounts in Thousands)
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

Associated

In September 2007, the Company acquired all the issued and outstanding stock of Associated Industries Insurance Services, Inc. (“AIIS”) and Associated Industries Insurance Company’s (“AIIC”) (collectively “Associated”), a Florida-based workers’ compensation managing general agency, and its wholly-owned subsidiary, AIIC, a Florida workers’ compensation insurer, also licensed in Alabama, Georgia and Mississippi for consideration of approximately $38,854. AIIS subsequently changed its name to AmTrust North America of Florida (“ANAF”). The $38,854 consisted of approximately $33,930 of cash, $599 of direct acquisition costs and $4,325 for accrued liabilities. Additionally, the Company recorded $3,720 of goodwill and $10,210 of intangible assets related to trademarks, licenses, distribution networks and non-compete agreements. The Company determined that the trademarks and licenses have indefinite lives and the remaining intangible assets are being amortized over a period of one to 15 years. The results of operations have been included since the acquisition date and are included in Small Commercial Business segment. During 2009, the Company adjusted goodwill by $(2,621) related to a deferred tax adjustment that arose from the acquisition date.

IGI

In April 2007, the Company, through a subsidiary, acquired all the issued and outstanding stock of IGI Group, Ltd. (“IGI”), a United Kingdom specialty issuer. The acquisition should continue to enable the Company to expand its presence in the United Kingdom through IGI’s distribution network and to leverage IGI’s experienced administration and claims handling capabilities. The results of operations have been included since the acquisition date and are included in Specialty Risk and Extended Warranty segment. The Company recorded a purchase price of approximately $15,200, which included cash of $14,900 and approximately $300 of direct acquisition costs. The allocation of the purchase price resulted in goodwill and

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

intangible assets of approximately $3,500 and $7,400, respectively The Company recorded intangibles primarily for trademarks and distribution networks. The trademark was determined to have an indefinite live and the remaining intangible asset lives were determined to have useful lives ranging between 5 and 20 years.

6. Intangible Assets and Goodwill

The composition of the intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2009	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$53,156	—	$53,156	Indefinite Life
Renewal rights	4,180	1,348	2,832	7 years
Covenant not to compete	1,686	1,274	412	1 – 9 years
Distribution networks	37,217	7,305	29,912	10 – 20 years
Software	2,302	1,985	317	3 – 20 years
Customer relationships	5,163	2,440	2,723	5 – 10 years
Trademarks	700	88	612	2 years
Trademarks	3,428	—	3,428	Indefinite Life
Licenses	408	10	398	50 years
Licenses	14,340	—	14,340	Indefinite Life
Contractual use rights	7,698	—	7,698	3 years
Total	$130,278	$14,450	$115,828	12 years average

(Amounts in Thousands) As of December 31, 2008	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$49,794	—	$49,794	Indefinite Life
Renewal rights	1,880	998	882	7 years
Covenant not to compete	1,686	974	712	1 – 9 years
Distribution networks	34,417	4,967	29,450	10 – 20 years
Software	2,269	1,962	307	3 – 20 years
Customer relationships	4,712	1,526	3,186	5 – 10 years
Trademarks	3,346	—	3,346	Indefinite Life
Licenses	408	—	408	50 years
Licenses	14,340	—	14,340	Indefinite Life
Total	$112,852	$10,427	$102,425	12 years average

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

6. Intangible Assets and Goodwill – (continued)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle Market	Total
Balance as of January 1, 2009	$44,440	$3,847	$1,507	$49,794
Goodwill additions	997	594	3,813	5,404
Deferred tax adjustment	(2,621)	—	—	(2,621)
Foreign currency translation	—	579	—	579
Balance as of December 31, 2009	$42,816	$5,020	$5,320	$53,156

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle Market	Total
Balance as of January 1, 2008	$7,013	$3,536	$—	$10,549
Goodwill additions	37,427	1,241	1,507	40,175
Foreign currency translation	—	(930)	—	(930)
Balance as of December 31, 2008	$44,440	$3,847	$1,507	$49,794

Goodwill acquired during the year resulted from acquisitions or resolution of contingent consideration matters.

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2009, 2008 and 2007. Finite lived intangible assets are amortized under the straight-line method, except for renewal rights, for which the Company amortizes them using a 125% accelerated method and contractual use rights which are amortized based on actual use. Amortization expense for 2009, 2008 and 2007 was $4,023, $4,106 and $2,791, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2010	$7,150
2011	6,999
2012	6,681
2013	3,843
2014	2,744

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2009	2008
Land	$881	$881
Building	6,931	6,664
Internal use software	9,828	6,730
Computer equipment	7,873	6,224
Other equipment	3,044	2,568
Leasehold improvements	919	890
	29,476	23,957
Less: Accumulated depreciation and amortization	(13,618)	(8,850)
	$15,858	$15,107

8. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2009	2008
Premium taxes, assessments and surcharges payable	$66,826	$62,265
Securities owned not yet paid	29,968	—
Commissions payable	24,512	30,658
Other accrued expenses	17,895	17,815
Deferred warranty revenue	11,472	1,687
Accounts payable	6,974	12,413
Due to sellers	5,228	4,289
Premiums collected in advance	5,169	4,663
Claims payable	4,812	2,962
Accrued interest	3,907	4,550
Dividends payable	3,559	3,002
	$180,322	$144,304

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

9. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2009 and 2008:

(Amounts in Thousands)	2009	2008	2007
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,014,059	$775,392	$295,805
Less: Reinsurance recoverables at beginning of year	504,404	258,028	44,127
Net balance, beginning of year	509,655	517,364	251,678
Incurred related to:
Current year	332,598	238,847	274,897
Prior year	(4,827)	(544)	2,089
Total incurred losses during the year	327,771	238,303	276,986
Paid losses and LAE related to:
Current year	(203,210)	(144,272)	(120,065)
Prior year	(109,872)	(112,893)	(59,990)
Total payments for losses and LAE	(313,082)	(257,165)	(180,055)
Commuted loss reserves	4,612	—	—
Net balance, December 31	528,956	498,502	348,609
Acquired outstanding loss and loss adjustment reserve	—	15,173	168,755
Effect of foreign exchange rates	1,114	(4,020)	—
Plus reinsurance recoverables at end of year	561,874	504,404	258,028
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,091,944	$1,014,059	$775,392

In 2009 and 2008, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $4,308 and $544, respectively, as result of favorable development in both the Small Commercial Business segment and Specialty Risk and Extended Warranty segment partially offset by unfavorable development in our Specialty Middle Market Business segment as well as the Company’s involuntary participation in NCCI pools. In 2007, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $2,089 as result of unfavorable loss development, in its small business worker’s compensation segment due to its involuntary participation in NCCI pools. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and develop more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences and to increase its capacity to write profitable business. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and premiums earned are reflected after deduction for reinsurance. In the event reinsurers are unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company periodically evaluates the financial condition of its reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance does not discharge or diminish the primary liability of the Company; however, it does permit recovery of losses on such risks from the reinsurers.

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements. The agreements cover losses in excess of $500 through December 31, 2004, $600 effective January 1, 2005, $1,000 effective July 1, 2006 and $1,000 plus 55% of $9,000 in excess of $1,000 effective July 1, 2009 per occurrence up to a maximum $130,000 ($50,000 prior to December 1, 2003) in losses per occurrence. For policies effective January 1, 2008 through July 1, 2009, for losses occurring on or before July1, 2009, the Company retains the first $1,000 per occurrence. For losses on such policies that occur on or after July 1, 2009, the Company retains the first $1,000 per occurrence as well as 55% of the next $9,000 per occurrence. We have obtained reinsurance for this line of business with higher limits as our exposures have increased. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses; our workers compensation treaties currently provide coverage for $110,000 in the aggregate in excess of $20,000 in the aggregate, per contract year.

The Company has coverage for its casualty lines of business under excess of loss reinsurance agreements. The agreement covers losses in excess of $2,000 per occurrence (in certain cases the retention can rise to $2,500) up to a maximum $30,000. The Company purchases quota share reinsurance for its umbrella business and also purchases various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business.

The Company has coverage for its property lines of business under an excess of loss reinsurance agreements. The agreement covers losses in excess of $2,000 per location up to a maximum $20,000. In addition the Company has a property catastrophe excess of loss agreement. The current agreement covers losses in excess of $5,000 per occurrence up to a maximum $65,000.

During 2008 and 2009, TIC acted as servicing carrier on behalf of the Arkansas, Illinois, Indiana, Georgia and Virginia Workers’ Compensation Assigned Risk Plans. In 2007, TIC acted as servicing carrier on behalf of both the Georgia and Virginia Workers’ Compensation Assigned Risk Plans. In its role as a serving carrier TIC issues and services certain workers compensation policies to Georgia and Virginia insureds. Those policies are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”). Technology wrote approximately $35,400, $45,300 and $26,700 of premium in 2009, 2008 and 2007, respectively, as a servicing carrier.

As part of the agreement to purchase Wesco from Household Insurance Group Holding Company (“Household”), the Company agreed to write certain business on behalf of Household for a three year period. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household. Wesco wrote approximately $17,100, $25,200 and $32,600 million of premium in 2009, 2008 and 2007, respectively, subject to this reinsurance treaty.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

During the third quarter of 2007, the Company and Maiden entered into master a agreement, as amended, by which they caused the Company’s Bermuda affiliate, AII and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”) by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeded $5,000 (“Covered Business”). AmTrust also agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Maiden Quota Share further provides that the AII receives a ceding commission of 31% of ceded written premiums on original lines of business. The Maiden Quota Share had an initial term of three years which was renewed for a successive three year term, through June 30, 2013 and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. Effective June 1, 2008 the Maiden Quota Share was amended such that AII agreed to cede and Maiden Insurance agreed to accept and reinsure retail commercial package business, which the Company, through Affiliates, commenced writing effective June 1, 2008, in connection with its acquisition of UBI. AII ceded to Maiden Insurance 100% of the unearned premium related to in-force retail commercial package business and losses related thereto at the acquisition date and 40% the Company’s net written premium and losses on retail commercial package business written or renewed on or after the effective date. AmTrust receives a ceding commission of 34.375% for retail commercial package business.

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

The Company, through its subsidiary, WIC, entered into a quota share reinsurance agreement with five syndicate members of Lloyd’s of London, by which it ceded to them, collectively, 10% and 73%, of premiums and losses related to a particular specialty risk and extended warranty program in 2008 and 2007, respectively.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 10% to 50% of each covered risk, subject to a limit of £500 for each ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £500. For the majority of the business ceded under this reinsurance arrangement, we cede 10% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

Included in the Company’s loss reserves as of December 31, 2009, 2008 and 2007 is approximately $3,202, $3,329 and $3,847, respectively, relating to assumed lines of business (written primarily by RIC prior to its acquisition by the Company) that are in a run-off position. The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2009, the Company commuted certain loss reserves of $4,612 related to workers’ compensation that were included in ceded reinsurance treaties. This commutation had no material effect on net earnings. During 2008, the Company did not commute any reinsurance contracts.

The effect of reinsurance with unrelated companies on premiums and losses for 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009		2008		2007
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$1,117,090	$1,038,470	$1,061,100	$875,752	$807,055	$658,158
Assumed	81,856	49,626	49,474	48,156	32,336	30,365
Ceded	(555,520)	(514,214)	(555,661)	(484,811)	(419,510)	(244,287)
	$643,426	$573,882	$554,913	$439,097	$419,881	$444,236

	As of December 31,
	2009		2008		2007
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$71,859	$(561,963)	$57,827	$(514,759)	$33,290	$(258,028)
Unearned premiums	53,003	(410,553)	20,333	(372,030)	17,993	(244,683)
Loss and LAE expense incurred	24,511	(374,192)	42,468	(346,958)	18,269	(118,772)

11. Debt

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25 (Prior authoritative literature: FIN 46(R) “Consolidation of Variable Interest Entities”), the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2009 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

The table below summarizes the Company’s trust preferred securities as of December 31, 2009:

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

The Company recorded $10,209, $10,209 and $9,394 of interest expense for the years ended December 31, 2009, 2008 and 2007, respectively, related to these trust preferred securities.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of the loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and end on June 3, 2011. As of December 31, 2009, the principal balance was $20,000. The loan carries a variable interest rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which is 185 basis points. As of December 31, 2009 the interest rate was 2.11%. The Company recorded $1,494 and $1,142 of interest expense for the years ended December 31, 2009 and 2008, respectively. The Company can prepay any amount without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from a variable to a fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points or 5.32% and receives a variable rate in return based on LIBOR plus a margin rate, which is 185 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest expense (income) of $756 and $(462) for the year ended December 31, 2009 and 2008, respectively, related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500, the first of which was paid in 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

payment or change of control of the Company. The Company included $1,067 and $716 of amortized discount on the note in its results of operations for the year ended December 31, 2009 and 2008, respectively. The note’s carrying value at December 31, 2009 and 2008 was $21,128 and $27,561, respectively.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line is being used for collateral for letters of credit. On June 30, 2009, the Company amended this agreement, whereby, the line increased in the aggregate amount to $30,000 and its term was extended to June 30, 2010. The Company incurred fees of $30 for this amendment. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of December 31, 2009 there was no outstanding balance on the line of credit. The Company has outstanding letters of credit in place at December 31, 2009 for $26,505 which reduced the availability on the line of credit to $3,495 as of December 31, 2009.

Maturities of Debt

Maturities of the Company’s debt for the five years subsequent to December 31, 2009 are as follows:

(Amounts in Thousands)	2010	2011	2012	2013	2014	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	13,333	6,667	—	—	—	—
Promissory note	6,729	7,037	7,362	—	—	—
Total	$20,062	$13,704	$7,362	$—	$—	$123,714

12. Related Party Transactions

Reinsurance Agreement — Maiden

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of December 31, 2009, assuming full exercise of outstanding warrants, Michael Karfunkel owns or controls approximately 15% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 10.5% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.7% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

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
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

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

The following is the effect on the Company’s balance sheet as of December 31, 2009 and 2008 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2009	2008
Assets and liabilities:
Reinsurance recoverable	$293,626	$221,214
Prepaid reinsurance premium	262,128	243,511
Ceded reinsurance premiums payable	(86,165)	(102,907)
Note payable	(167,975)	(167,975)

The following is the effect on the Company’s results of operations for the years ended December 31, 2009, 2008 and 2007 related to the Maiden Quota Share agreement:

	2009	2008	2007
Results of operations:
Premium written – ceded(1)	$(379,744)	$(444,981)	$(247,647)
Change in unearned premium – ceded	21,747	106,411	137,099
Earned premium – ceded	$(357,997)	$(338,570)	$(110,548)
Ceding commission on premium written	$118,991	$141,168	$76,648
Ceding commission – deferred	6,140	(26,451)	(17,571)
Ceding commission – earned	$125,131	$114,717	$59,077
Incurred loss and loss adjustment expense – ceded	$259,780	$232,290	$40,898
Interest expense on collateral loan	2,958	6,541	—

(1)	2008 includes $59,779 of ceded written premium ($47,686 of earned premium) related the unearned premium transfer that was acquired as part of the Company’s acquisition of UBI and subsequently reinsured 100% to Maiden.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers domiciled in the U.S., AII currently has outstanding a collateral loan issued to Maiden Insurance in the amount of $167,975 (See Note Payable — Collateral for Proportionate Share of Reinsurance Obligation). Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of December 31, 2009 was $206,950. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement — Maiden

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $5,135, $5,492 and $3,092 of brokerage commission (recorded as a component of Service and fee income) during the years ended December 31, 2009, 2008 and 2007, respectively.

Asset Management Agreement — Maiden

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden and its affiliates. The Company currently manages approximately $1,700,000 of assets as of December 31, 2009 related to this agreement. Pursuant to the asset management agreement, AmTrust earned an annual fee equal to 0.35% per annum, through March 31, 2007, of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee was reduced to 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $2,459, $1,364 and $882 of investment management fees for the years ended December 31, 2009, 2008 and 2007, respectively.

Services Agreement — Maiden

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to the amount required to reimburse AmTrust for its costs plus 8%. As a result of this agreement, the Company recorded fee income of approximately $432 and $1,152 for the years ended December 31, 2009 and 2008, respectively.

Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of December 31, 2009. The Company recorded $2,958 and $6,541 of interest expense during years ended December 31, 2009 and 2008, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

Other Reinsurance Agreement — Maiden

From January 1, 2008, through January 1, 2010, Maiden was a participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provides coverage in the amount of $9,000 per occurrence in excess of $1,000, subject to an annual aggregate deductible of $1,250. Maiden has a 45% participation in the layer.

ACAC

AmTrust entered into an agreement to make a strategic investment in American Capital Acquisition Corporation (“ACAC”) (See Note 25. “Subsequent Event”). Pursuant to that agreement, ACAC agreed to pay all fees and expenses in connection with the transaction. As of December 31, 2009, advances to ACAC related to fees and expenses totaled $658 and consisted of $380 for due diligence services performed by certain AmTrust employees and $278 for certain deal costs including consulting, legal and regulatory filings.

Additionally, AmTrust, through its subsidiaries, entered into a services agreement in 2009, pursuant to which it provides ACAC and its affiliate’s information technology development services at a price of cost plus 20%. Once a new system to be developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company, subject to regulatory approval, will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. As a result of this agreement, the Company recorded approximately $216 of fee income for the year ended December 31, 2009.

As a result of these agreements, the Company recorded fees totaling approximately $596 for the year ended December 31, 2009 and a receivable of $874 as of December 31, 2009.

Leap Tide Capital Management

In December 2006, the Company formed a wholly-owned subsidiary currently named Leap Tide Capital Management, Inc. (LTCMI). LTCMI currently manages approximately $44,000 of the Company’s investment portfolio.

Concurrently with the aforementioned formation, the Company formed Leap Tide Partners, L.P. (“LTP”), a domestic partnership and Leap Tide Offshore, Ltd. (“LTO”), a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in vehicles managed by LTCMI (the “Hedge Funds”). The Company also is a member of Leap Tide Capital Management G.P., LLC (“LTGP”), which is the general partner of LTP. LTCMI earns a management fee equal to 1% of LTP’s and LTO’s assets. LTCMI earns an incentive fee of 20% of the cumulative profits of the LTO. LTGP earns an incentive fee of 20% of the cumulative profits of each limited partner of LTP, 50% of which is allocated to the Company’s membership interest. As of December 31, 2009, the current value of the invested funds in the Hedge Funds was approximately $17,800. The majority of funds invested in the Hedge Funds were provided by members of the Karfunkel family. The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did not violate the Company’s Code of Business Conduct and Ethics.

Through March 31, 2008 the Company consolidated LTP in accordance with FASB ASC 810-20-25 (Prior authoritative literature: EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”), as the rights of the limited partners did not overcome the rights of LTGP, as general partner. Effective April 1, 2008, the limited partnership agreement was amended such that a majority of the limited partners had the right to liquidate the limited partnership. In addition, the Company ceased being the managing member of LTGP. Due to this amendment, in accordance with FASB ASC 810-20-25, the Company ceased to consolidate LTP as of April 1, 2008. Through March 31, 2008, the Company allocated an equivalent portion of the limited

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

partners’ income or loss to non-controlling interest. For the years ended December 31, 2008 and 2007, LTP had an investment loss of $2,900 and $6,053, respectively and resulted in an allocation to non-controlling interest of $2,900 and $6,053. LTCMI earned approximately $47, $603 and $1,073 of fees under the agreement during the years ended December 31, 2009, 2008 and 2007, respectively.

Lease Agreements

In 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease whereby it increased its leased space to 14,807 square feet and extended the lease through December 31, 2017. The Company’s Audit Committee reviewed and approved the amended lease agreement as amended. The Company paid approximately $586, $587 and $348 for the lease for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. Effective May 1, 2009, the Company entered into an amended lease by which the Company increased its leased space to 7,156 square feet. The Company’s Audit Committee reviewed and approved the lease agreement. The Company paid approximately $168 and $123 for the years ended December 31, 2009 and 2008, respectively.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross written premium of approximately $69,182, $86,523 and $41,313 during the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded investment loss of approximately $822, $991 and $749 from its equity investment for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 the Company’s equity investment was approximately $1,288. Additionally in 2007, the Company provided Warrantech with $20,000 in funds in exchange for a senior secured note due January 31, 2012 in that principal amount (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of December 31, 2009 the carrying value of the note receivable was $23,224 (note receivable — related party).

Principal Shareholders Consolidation

AmTrust Financial Group, Inc. (“AFG”), through G/MK Acquisition Corp., an intermediate holding company, was the principal shareholder of the Company, owning approximately 24,089,286 shares of common stock of the Company (the “Common Stock”). Messrs. Michael Karfunkel, George Karfunkel and Barry Zyskind directly or indirectly held approximately 37.5%, 37.5% and 25.0%, respectively, of AFG. To simplify the stock ownership of the Company, two mergers were consummated, in 2007, whereby AFG and G/MK Acquisition Corp. were merged with and into a wholly owned subsidiary of the Company. AFG and G/MK Acquisition Corp. were primarily shell holding companies with no other assets, except for common stock. As a result, the Company issued and delivered to Michael Karfunkel, George Karfunkel and Barry Zyskind 24,088,000 shares of Common Stock in exchange for 24,089,286 shares of Common Stock held by AFG, which shares were then issued to in proportion to their respective AFG holdings: Michael Karfunkel received 9,033,000 shares, George Karfunkel received 9,033,000 shares, Barry Zyskind received 6,022,000, and the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

remaining 1,286 shares were returned to the treasury of the Company. The mergers had no impact on the Company’s financial position, results of operations or cash flows for the year ended 2007.

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2009. During 2009, the Company recorded a total of $260 for its services in connection with the construction project. Robert A. Saxon, Jr. principal of Diversified, is the brother of Michael J. Saxon, our Chief Operating Officer. The Company believes that the contract is an arms-length relationship and that it does not violate our Code of Business Conduct and Ethics.

13. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses:

Policy Acquisition Expenses	2009	2008	2007
Policy acquisition expenses	$120,182	$100,806	$77,999
Salaries and benefits	80,179	65,416	42,703
Other insurance general and administrative expense	43,918	37,525	34,664
	$244,279	$203,747	$155,366

14. Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The aggregate number of shares of Common Stock for which awards may be issued may not exceed 5,994,300 shares, and the aggregate number of shares of Common Stock for which restricted stock awards may be issued may not exceed 1,998,100 shares, subject to the authority of our board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting our Common Stock. As of December 31, 2009, 1,826,211 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 (Prior authoritative literature: SFAS No. 123(R) “Share-Based Payment”) for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. ASC 718-10-30 fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $4,241, $3,136 and $1,830 related to stock options for the years ended 2009, 2008 and 2007, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

14. Share Based Compensation  – (continued)

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Volatility	31.04%	28.84%	33.67%
Risk-free interest rate	2.50%	1.80%	4.79%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.98%	1.00%	1.00%
Forfeiture rate	1.45%	3.00%	3.00%

A summary of the Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007 is shown below:

	2009		2008		2007
(Amounts in Thousands Except for Exercise Price)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,728,500	$9.88	3,126,250	$8.91	2,389,750	$7.25
Granted	565,539	10.95	732,500	13.96	797,500	13.78
Forfeited	(92,250)	9.26	(31,500)	7.88	(61,000)	7.50
Exercised	(33,700)	7.50	(98,750)	7.50	—	—
Outstanding at end of year	4,168,089	$10.12	3,728,500	$9.88	3,126,250	$8.91

The weighted average grant date fair value of options granted was $3.04, $4.46 and $5.41 during 2009, 2008 and 2007, respectively. The Company had approximately $5,144, $6,900 and $7,200 of unrecognized compensation cost related to unvested stock options as of December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, all option grants outstanding had an approximate weighted average remaining life of 7.4 years. As of December 31, 2009 and 2008, there were approximately 2,576,000 shares and 1,600,000 shares, respectively, with a weighted average exercise price of $9.11 and $13.97, respectively, that were exercisable. The intrinsic value of stock options exercised during 2009 and 2008 was less than $800. No options were exercised in 2007. Cash received from option exercised was $315 and $1,612 during 2009 and 2008.

15. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2009, 2008 and 2007:

(Amounts in Thousands) Income Tax Provision (Benefit)	2009	2008	2007
Current	$15,177	$18,094	$34,816
Deferred	12,282	2,473	1,893
	$27,459	$20,567	$36,709

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

15. Income Taxes  – (continued)

The effective income tax rate differs from the statutory income tax rate as follows for the years ended December 31, 2009, 2008 and 2007:

(Amounts in Thousands)	2009	2008	2007
Income before provision for income taxes and non-controlling interest	130,682	100,595	120,796
Less: non-controlling interest	—	(2,900)	(6,053)
Income before provision for income taxes	$130,682	$103,495	$126,849
Tax at federal statutory rate of 35%	$45,740	$36,223	$44,397
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(12,905)	(13,502)	(8,716)
Foreign currency gain	(860)	(864)	(45)
Other, net	(4,515)	(1,290)	1,073
	$27,459	$20,567	$36,709

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are shown below:

	2009	2008
Deferred tax assets:
Ceding commission	$16,887	$14,481
Losses and LAE reserves	8,101	22,276
Unearned premiums	32,477	27,261
Unrealized depreciation of investments	9,165	56,977
Bad debt	2,977	2,689
Equity compensation	1,747	9,62
Carryforward loss	19,182	—
Other	8,828	7,678
	99,335	132,324
Deferred tax liabilities:
Earned but unbilled premiums	—	—
Deferred acquisition costs	(79,950)	(50,868)
Other, net	(11,770)	(4,546)
	(91,720)	(55,414)
Deferred tax asset, net	$7,615	$76,910

The Company’s management believes that it will realize the benefits of its deferred tax asset and, accordingly, no valuation allowance has been recorded for the periods presented. The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries where, in management’s opinion, such earnings have been indefinitely reinvested. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments. The deferred tax asset related to Loss and LAE reserves of $8,101 is net of the deferred tax liability of $14,243 for use of equalization reserves which were acquired as part of the AmTrust Re Gamma and AmTrust Re Omega acquisitions.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2005 and forward. As permitted by FASB

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

15. Income Taxes  – (continued)

ASC 740-10 (Prior authoritative literature: FIN 48 “Accounting for Uncertainty in Income Taxes”), the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2009, the Company has approximately $1,546 of accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

During 2007, the Company, while performing a review of the income tax return filed with the Internal Revenue Service (“IRS”) for calendar year ending December 31, 2006, determined an issue existed per FASB ASC 740-10 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $968 (including $151 for penalties and interest) and has reflected this position, per FASB ASC 740-10 guidelines, in the consolidated financial statements.

During 2006, the IRS completed an audit of the 2002 and 2003 consolidated federal income tax returns of the Company’s subsidiaries, AIIS (now known as AmTrust North America of Florida, Inc.) and AIIC, (collectively “Associated”), which the Company acquired in 2007. In August 2009, the IRS, with the Company’s consent, issued an assessment of additional tax in the aggregate amount of $350. In September 2009, the IRS, with the Company’s consent, assessed interest in the total amount of $287. The Company made payment of the additional tax in full in the third quarter of 2009 and the related interest payment in October 2009. As a result of these payments, the Company believes the aforementioned liabilities have been settled with the IRS and anticipates making final settlement in 2010 of any remaining liabilities associated with the $4,325 contingent liability with the sellers of Associated.

During 2008, the IRS commenced an audit of Associated’s consolidated federal tax return for 2006. As a result of this audit, the IRS proposed adjustments resulting in additional tax in the total amount of $169 for 2006 and the period ended August 31, 2007. The Company has accepted, and settled, the proposed adjustments.

A reconciliation of the total amounts of gross unrecognized tax benefits is as follows:

	2009	2008
Gross unrecognized tax benefit as of January 1	$5,240	$5,188
Decreases in tax positions for prior years	—	—
Increases in tax positions for prior years	53	52
Decreases in tax positions for current year	—	—
Increases in tax positions for current year	—	—
Lapse in statute of limitations	—	—
Settlements	—	—
Gross unrecognized tax benefits as of December 31	$5,293	$5,240

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
Major tax jurisdictions:
United States	2006 – 2008
United Kingdom	2006 – 2008
Ireland	2005 – 2008

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Employee Benefit Plans

The Company sponsors a defined contribution pension plan. Participation in this plan is available to a majority of employees. Contributions to this plan were based on a percentage of employee contributions. The Cost of this plan for the Company was approximately $1,021, $880 and $454 for the years ended December 31, 2009, 2008 and 2007, respectively.

17. Earnings per Share

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

(Amounts in Thousands Except Earnings per Share)	2009	2008	2007
Net income available to common shareholders	$103,223	$82,928	$90,140
Weighted average number of common shares outstanding – basic	59,433	59,991	59,958
Potentially dilutive shares:
Dilutive shares from stock – based compensation	521	680	716
Weighted average number of common shares outstanding – diluted	59,954	60,671	60,674
Net income – basic earnings per share	$1.74	$1.38	$1.50
Net income – diluted earnings per share	$1.72	$1.37	$1.49

18. Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$2,698	$1,007	$3,705
Current period changes, net of tax	(2,011)	(33,382)	(35,393)
Balance, December 31, 2007	687	(32,375)	(31,688)
Current period changes, net of tax	(13,006)	(61,121)	(74,127)
Balance, December 31, 2008	(12,319)	(93,496)	(105,815)
Current period changes, net of tax	4,863	83,932	88,795
Balance, December 31, 2009	$(7,456)	$(9,564)	$(17,020)

19. Commitments and Contingencies

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

19. Commitments and Contingencies  – (continued)

Lease Commitments

The Company is obligated under approximately 26 leases for office space expiring at various dates through 2018.

Future minimum lease payments as of December 31, 2009 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2010	$6,476
2011	5,299
2012	3,296
2013	2,969
2014	2,782
2015 and Thereafter	7,517
$28,339

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $6,869, $6,437 and $3,379, respectively.

Employment Agreements

The Company has employment agreements with approximately 20 of its key executives and employees. The agreements terminate on varying dates through 2013, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2013:

(Amounts in Thousands)
2010	$5,189
2011	3,391
2012	2,225
2013	259
$11,064

20. Dividend Restriction and Risk Based Capital

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay and was approximately $202,300 and $129,400 as of December 31, 2009 and 2008, respectively. During 2009, the Company received a dividend of $4,500 from one of its subsidiaries. The Company’s insurance subsidiaries did not pay any dividends in 2008 and 2007.

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2009 and 2008, the capital and surplus of the Company’s four insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

21. Statutory Financial Data

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition costs incurred in

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

21. Statutory Financial Data  – (continued)

connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that qualify as available-for-sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

Statutory surplus and net income for insurance operations as reported to regulatory authorities were approximately as follows:

December 31, 2009	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$167,316	$178,467	$15,259	$16,338
RIC (domestic)	36,782	40,460	8,772	9,413
WIC (domestic)	52,875	53,511	6,806	7,402
AIIC (domestic)	51,636	58,646	10,973	11,425
SNIC (domestic)	15,641	16,252	231	149
MCIC (domestic)	10,967	11,258	514	422
TLIC (domestic)	2,116	2,121	11	—
AICK (domestic)	9,648	10,035	(263)	(207)
IGI (United Kingdom)	37,785	37,785	2,015	2,266
AIU (Ireland)	96,329	111,156	15,387	13,999
AII (Bermuda)	224,823	327,681	17,891	17,891

December 31, 2008	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$146,699	$164,027	$7,680	$13,169
RIC (domestic)	30,702	32,442	5,693	6,145
WIC (domestic)	37,167	41,069	5,109	5,877
AIIC (domestic)	45,068	44,295	13,507	11,399
SNIC (domestic)	15,276	15,805	89	525
MCIC (domestic)	10,390	10,556	113	173
TLIC (domestic)	2,085	2,122	21	33
AICK (domestic)	9,991	10,160	76	380
IGI (United Kingdom)	18,519	18,519	5,459	5,459
AIU (Ireland)	76,067	93,242	8,267	17,204
AII (Bermuda)	183,063	220,610	1,346	1,346

December 31, 2007	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$132,652	$131,857	$9,829	$10,614
RIC (domestic)	24,649	24,781	3,635	3,352
WIC (domestic)	31,803	30,006	5,709	5,843
AIIC (domestic)	33,240	33,507	386	(2,600)
IGI (United Kingdom)	16,158	16,158	3,964	3,964
AIU (Ireland)	69,302	79,009	4,789	10,424
AII (Bermuda)	225,868	282,475	74,567	74,567

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

22. Geographic Information

Three of the Company’s insurance subsidiaries (AII, AIU and IGI) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For 2009, 21% of the Company’s gross written premiums related to foreign risks, of which 47% were written from the United Kingdom. For 2008, 19% of the Company’s gross written premiums related to foreign risks, of which 44% were written from the United Kingdom. For 2007, 22% of the Company’s gross written premiums related to foreign risks, of which 46% were written from the United Kingdom. As of December 31, 2009 and 2008, approximately 46% and 45%, respectively, of the consolidated assets were located outside the United States. For the years ended 2009, 2008 and 2007, approximately 66%, 69% and 73%, respectively, of the consolidated revenues earned were located in or derived from foreign countries. The foreign and domestic components of income before other income (expense) and provision for income taxes are as follows:

(Amounts in Thousands) December 31,	2009	2008	2007
Domestic	$63,694	$70,610	$55,325
Foreign	66,988	48,462	81,484

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2009:
Revenue	$249,112	$429,042	$61,235
Property and equipment	15,428	—	430
December 31, 2008:
Revenue	$175,094	$329,287	$71,159
Property and equipment	14,840	—	267
December 31, 2007:
Revenue	$158,120	$359,936	$58,868
Property and equipment	12,467	—	507

23. Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Middle Market Business. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill and intangible assets and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on net written premium by segment. Income taxes are allocated on a pro rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Segments  – (continued)

revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize business segments as follows for 2009, 2008 and 2007:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle Market Business	Corporate and Other	Total
Year ended December 31, 2009:
Gross premium written	$469,627	$461,338	$267,981	$—	$1,198,946
Net premium written	255,496	245,604	142,326	—	643,426
Change in unearned premium	(16,525)	(55,378)	2,359	—	(69,544)
Net earned premium	238,971	190,226	144,685	—	573,882
Ceding commission – primarily related party	59,415	25,909	28,607	—	113,931
Loss and loss adjustment expense	(137,525)	(98,797)	(91,449)	—	(327,771)
Acquisition costs and other underwriting expenses	(119,734)	(55,551)	(68,994)	—	(244,279)
	(257,259)	(154,348)	(160,443)	—	(572,050)
Underwriting income	41,127	61,787	12,849	—	115,763
Service and fee income	12,323	9,841	—	8,526	30,690
Investment income and realized gain (loss)	9,506	6,476	4,904	—	20,886
Other expenses	(9,073)	(8,114)	(5,045)	—	(22,232)
Interest expense	(6,890)	(6,162)	(3,832)	—	(16,884)
Foreign currency gain	—	2,459	—	—	2,459
Provision for income taxes	(9,875)	(13,928)	(1,865)	(1,791)	(27,459)
Net income	$37,118	$52,359	$7,011	$6,735	$103,223

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Segments  – (continued)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle Market Business	Corporate and Other	Total
Year ended December 31, 2008:
Gross premium written	$458,842	$415,921	$235,811	$—	$1,110,574
Net premium written	226,573	209,230	119,110	—	554,913
Change in unearned premium	(53,546)	(55,294)	(6,976)	—	(115,816)
Net earned premium	173,027	153,936	112,134	—	439,097
Ceding commission – primarily related party	59,032	26,998	29,444	—	115,474
Loss and loss adjustment expense	(90,004)	(78,832)	(69,467)	—	(238,303)
Acquisition costs and other underwriting expenses	(97,856)	(47,637)	(58,254)	—	(203,747)
	(187,860)	(126,469)	(127,721)	—	442,050
Underwriting income	44,199	54,465	13,857	—	112,521
Service and fee income	12,646	8,750	—	7,582	28,978
Investment income, realized gain (loss) and loss on managed assets	(2,510)	(1,615)	(984)	(2,900)	(8,009)
Other expenses	(7,958)	(6,337)	(3,023)	—	(17,318)
Interest expense	(7,844)	(6,688)	(3,745)	—	(18,277)
Foreign currency gain	—	2,700	—	—	2,700
Provision for income taxes	(7,738)	(10,503)	(1,369)	(957)	(20,567)
Non-controlling interest in net income of subsidiary	—	—	—	2,900	2,900
Net income	$30,795	$40,772	$4,736	$6,625	$82,928

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Segments  – (continued)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle Market Business	Corporate and Other	Total
Year ended December 31, 2007:
Gross premium written	$308,815	$306,357	$224,219	$—	$839,391
Net premium written	193,590	137,577	88,714	—	419,881
Change in unearned premium	44,073	(21,496)	1,778	—	24,355
Net earned premium	237,663	116,081	90,492	—	444,236
Ceding commission – primarily related party	36,392	11,544	14,906	—	62,842
Loss and loss adjustment expense	(139,081)	(81,864)	(56,041)	—	(276,986)
Acquisition costs and other underwriting expenses	(91,460)	(23,481)	(40,425)	—	(155,366)
	(230,541)	(105,345)	(96,466)	—	(432,352)
Underwriting income	43,514	22,280	8,932	—	74,726
Service and fee income	8,943	7,141	—	4,284	20,368
Investment income, realized gain (loss) and loss on managed assets	26,130	14,588	14,813	(6,053)	49,478
Other expenses	(5,743)	(5,026)	(3,047)	—	(13,816)
Interest expense	(4,234)	(3,609)	(2,246)	—	(10,089)
Foreign currency gain	—	129	—	—	129
Provision for income taxes	(19,855)	(10,274)	(5,340)	(1,240)	(36,709)
Non-controlling interest in net income of subsidiary	—	—	—	6,053	6,053
Net income	$48,755	$25,229	$13,112	$3,044	$90,140

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Middle Market Business	Corporate and Other	Total
As of December 31, 2009:
Fixed assets	$6,471	$5,788	$3,599	$—	$15,858
Goodwill and intangible assets	80,849	19,319	15,660	—	115,828
Total assets	1,582,247	1,001,347	816,770	—	3,400,364
As of December 31, 2008:
Fixed assets	$6,484	$5,528	$3,095	$—	$15,107
Goodwill and intangible assets	79,199	10,821	12,405	—	102,425
Total assets	1,697,860	933,035	512,996	—	3,143,893

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2009
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$132,423	$136,803	$145,292	$159,364
Investment Income	13,589	13,582	14,079	13,215
Net income	24,162	26,771	24,221	28,069
Basic EPS	0.40	0.45	0.41	0.47
Diluted EPS	0.40	0.45	0.40	0.47

	2008
	March 31,	June 30,	September 30,	December 31,
Earned premium	$97,413	$115,945	$92,333	$133,406
Investment Income	13,531	14,190	15,391	16,346
Net income	22,263	26,350	9,361	24,954
Basic EPS	0.37	0.44	0.16	0.42
Diluted EPS	0.37	0.43	0.15	0.41

	2007
	March 31,	June 30,	September 30,	December 31,
Earned premium	$118,692	$130,420	$81,788	$113,336
Investment Income	11,391	13,019	13,916	12,561
Net income	21,478	21,396	24,434	22,378
Basic EPS	0.36	0.36	0.41	0.38
Diluted EPS	0.36	0.35	0.40	0.38

25. Subsequent Event

Investment in ACAC that will purchase GMAC’s U.S. Consumer Property and Casualty Insurance Business

In October 2009, the Company entered into an agreement to make a strategic investment in ACAC in connection with ACAC’s acquisition from GMAC Insurance Holdings, Inc. (“GMACI”) and Motors Insurance Corporation (“MIC”, together with GMACI, “GMAC”) of GMAC’s U.S. consumer property and casualty insurance business, which was completed on March 1, 2010 (the “Acquisition”). The Company completed the strategic investment in ACAC in the amount of $53,000 on February 26, 2010 and the Acquisition closed effective March 1, 2010. ACAC was formed by the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”). The Trust is controlled by Michael Karfunkel, the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children one of whom is married to Mr. Zyskind.

Because ACAC is controlled by a related party, the Company’s board of directors (the “Board”), on September 17, 2009, established a Special Committee to review, evaluate and negotiate the Company’s potential investment in ACAC for the purpose of making the Acquisition as well as the merits of the Acquisition (the “Special Committee”). The Board previously had determined, on August 7, 2009, that the opportunity presented to Mr. Karfunkel to acquire the GMAC U.S. consumer property and casualty business did not constitute a corporate opportunity of the Company.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Subsequent Event  – (continued)

The Board designated Messrs. Donald T. DeCarlo and Abraham Gulkowitz, two independent members of the Board, as the Special Committee, which was given the power and authority to:

(i)	review and to evaluate the terms and conditions of the Investment and to determine the advisability of the Investment;
(ii)	negotiate (or direct or participate in the negotiation) with Michael Karfunkel, the Trust or any other party the Special Committee deemed appropriate with respect to the terms and conditions of the Investment and, if the Special Committee deemed appropriate, recommend to the board of directors the approval and the execution and delivery of documents providing for the Investment;
(iii)	determine whether the Investment is fair to, and in the best interests of, the Company and all of its stockholders (other than Michael Karfunkel, Barry Zyskind and their respective affiliates);
(iv)	recommend to the entire Board what further action, if any, should be taken by the Board with respect to the Investment;
(v)	retain, at the Company’s expense, independent legal counsel to advise it and assist it in connection with fulfilling its duties as delegated by the Board; and
(vi)	retain, at the Company’s expense, such other consultants and agents, including, without limitation, independent investment bankers, as the Special Committee deemed necessary or appropriate to perform such services and render such advice or opinions as may be necessary or appropriate in order for the Special Committee to discharge its duties.

Pursuant to its authority, the Special Committee retained independent legal counsel to represent it in connection with the negotiation of the Investment and independent investment bankers to provide advice and render a fairness opinion. On October 15, 2009, the Special Committee, upon consideration of the proposed transaction, discussions with management of the Company, the advice of its independent legal counsel and the fairness opinion issued by its independent investment bankers, recommended that the Board authorize the Company to make the Investment, on the terms and conditions set forth in the Stock Purchase Agreement, and the related Shareholders Agreement dated October 16, 2009, among ACAC, the Company and the Trust and the Registration Rights Agreement dated October 16, 2009 among ACAC, the Company and the Trust (the “Investment Documents”) negotiated by the Special Committee through its independent counsel. The Board approved the Investment on October 15, 2009, Mr. Michael Karfunkel abstaining.

The Special Committee found that the Investment, as set forth in the Investment Documents is fair to, and in the best interests of, the Company and all of its stockholders.

Pursuant to the Stock Purchase Agreement, ACAC, upon the closing of the Acquisition, issued and sold to the Registrant for a purchase price equal to 25% of the capital required by ACAC, 53,054 shares of Series A Preferred Stock, which provides for an 8% cumulative dividend, is non-redeemable and convertible, at Registrant’s option, into 21.25% of the issued and outstanding Common Stock (the “Preferred Stock”). Pursuant to the amendment to the Stock Purchase Agreement dated February 26, 2010, Michael Karfunkel, individually, became a party to the Investment Documents. The amendment did not affect the Company’s interests, rights or obligations under the Investment Documents. Upon the initial closing under the Stock Purchase Agreement, as amended, assuming the full conversion of the Preferred Stock by the Company, the Trust and Michael Karfunkel, individually, are the owners of 56.98% and 21.77%, respectively, of the Common Stock of ACAC. The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and Company’s conversion rights are subject to customary anti-dilution protections.

The Company has the right to appoint one member of ACAC’s board of directors, which consists of three members. The ACAC board member appointed by the Company must be approved by the independent members of the Board. The Company has appointed Donald T. DeCarlo as its representative on the ACAC board of directors. Subject to certain limitations, the board of directors of ACAC may not take any action in the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Subsequent Event  – (continued)

absence of the Company’s appointee and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointee).

In consideration of the Investment:

(i)	the Company, subject to all required regulatory approval, will provide ACAC and its affiliates information technology development services at a price of cost plus 20%. In addition, once a new system to be developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates.
(ii)	the Company, subject to all required regulatory approval, will also manage the assets of ACAC and its subsidiaries for a quarterly fee equal to 0.05% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.0375% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion.
(iii)	ACAC will provide the Company with access to its agency sales force to distribute the Registrant’s products, and ACAC and the Trust will use their best efforts to have said agency sales team appointed as the Registrant’s agents.
(iv)	ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the Acquisition.
(v)	the Company, subject to all required regulatory approval, effective March 1, 2010, shall reinsure 10% of the net premiums of the GMAC personal lines business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMAC personal lines insurance companies, as cedents, and the Company, MK Re, Ltd., a Bermuda reinsurer which is a wholly-owned subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of net premiums of the personal lines business. The Personal Lines Quota share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The Personal Lines Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the personal lines insurance companies on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. The personal lines insurance companies also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the Personal Lines Quota Share on 60 days written notice in the event the personal lines companies are subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without the Company’s consent or fails to remit premium as required by the terms of the Personal Lines Quota Share. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Subsequent Event  – (continued)

believe that the terms, conditions and pricing of the Personal Lines Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions.

The Company made an initial payment to ACAC for issuance of the Preferred Stock in the amount of approximately $53,000 upon the closing of the Acquisition. In addition, the Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement, which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments shall not exceed $22.5 million.

The Special Committee and the Board authorized the Company, in connection with the Investment, to provide to GMAC upon the execution of the GMAC Securities Purchase Agreement a guarantee of Registrant’s proportionate share of ACAC’s financial obligations to GMAC as set forth in the GMAC Securities Purchase Agreement.

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

Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2009 Type of Investment	Cost(1)	Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$638,101	652,248	652,248
States, municipalities and political subdivisions	26,580	27,268	27,268
Foreign governments	1,050	1,050	1,050
Public utilities
Convertibles and bonds with warrants attached
All other corporate bonds	415,183	404,796	404,796
Certificates of deposit
Redeemable preferred stock
Total fixed maturities	1,080,914	1,085,362	1,085,362
Equity securities:
Common stocks:
Public utilities Banks, trust and insurance companies	9,128	7,544	7,544
Industrial, miscellaneous and all other Nonredeemable preferred stocks	51,510	42,811	42,811
Total equity securities	60,638	50,355	50,355
Short-term investments, at cost (approximates market value)	31,265	31,265	31,265
Other invested assets (approximates market value)	14,034	14,034	14,034
Total investments	$1,186,851	$1,181,016	$1,181,016

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2009	2008
	(In Thousands)
Assets:
Cash	$1,627	$4,514
Invested assets	6,316	7,138
Carrying value of subsidiaries, at equity	739,461	516,696
Other assets	134,431	139,731
Total Assets	881,835	668,079
Liabilities:
Due to affiliates – net	136,666	77,672
Notes payable	41,128	60,894
Junior subordinated debt	123,714	123,714
Other liabilities	10,935	13,251
Total Liabilities	312,443	275,531
Stockholders’ equity
Common stock	842	842
Paid-in and contributed capital	543,977	539,421
Treasury shares	(300,889)	(294,803)
Accumulated other comprehensive income	(17,020)	(105,815)
Retained earnings	342,482	252,903
Total Shareholders’ equity	569,392	392,548
Total Liabilities and shareholders’ equity	$881,835	$668,079

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Income:
Investment income	$4,154	$4,612	$3,652
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	117,473	90,208	124,766
Miscellaneous income (expense)	661	998	(557)
Total Income	122,288	95,818	127,861
Expenses:
Interest expense	3,422	1,484	4,334
Federal tax expense	5,547	2,469	23,905
Other expenses from operations	10,096	8,937	9,482
Total Expenses	19,065	12,890	37,721
Net Income	$103,223	$82,928	$90,140

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income	$103,223	$82,928	$90,140
Depreciation and amortization	1,104	1,445	1,306
Stock option compensation	4,241	3,136	1,830
Adjustments to reconcile net income to net cash provided by Changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(115,336)	(67,057)	(112,285)
Other assets	(5,300)	(72,533)	(42,625)
Changes in liabilities increase (decrease):
Due to affiliates	58,994	9,559	5,590
Other liabilities	(2,476)	27,429	55,172
Net cash provided by (used in) operating activities	44,451	(15,094)	(872)
Cash flows from investing activities:
Investment in common stock	—	(5,000)	(3,001)
Capital expenditures	(36)	(1,305)	(85)
Acquisition of intangible assets	(7,610)	(3,204)	(346)
Acquisition of subsidiary company, net of cash acquired	—	—	(24,404)
Net cash used in investing activities	(7,646)	(9,509)	(27,836)
Cash flows from financing activities:
Issuance of notes	—	40,000	—
Issuance of junior subordinated debentures	—	—	40,000
Payment of notes	(20,833)	(6,667)	—
Financing fees	—	(52)	(799)
Net, issuance (repurchase) of common stock	(5,771)	1,032	(59)
Dividends paid	(13,088)	(10,200)	(5,396)
Net cash (used in) provided by financing activities	(39,692)	24,113	33,746
Net decrease in cash and cash equivalents	(2,887)	(490)	(5,038)
Cash and cash equivalents, beginning of the year	4,514	5,004	(34)
Cash and cash equivalents, end of period	$1,627	$4,514	$(5,004)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2009, 2008 and 2007 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2009:
Small Commercial Business	41,473	763,143	226,927	238,971	24,532	137,525	43,780	75,954	255,496
Specialty Risk and Extended Warranty	23,425	121,869	326,203	190,226	16,902	98,797	13,804	41,747	245,604
Specialty Middle Market	115,281	206,932	318,649	144,685	13,031	91,449	15,947	53,047	142,326
Total	180,179	1,091,944	871,779	573,882	54,465	327,771	73,531	170,748	643,426
2008:
Small Commercial Business	42,357	752,506	251,495	173,027	29,113	90,004	31,918	73,896	226,573
Specialty Risk and Extended Warranty	48,099	80,875	400,892	153,936	18,889	78,832	21,853	32,121	209,230
Specialty Middle Market	13,509	180,678	107,528	112,134	11,474	69,467	16,479	44,798	119,110
Total	103,965	1,014,059	759,915	439,097	59,476	238,303	70,250	150,815	554,913
2007:
Small Commercial Business	21,738	616,781	129,623	237,663	27,163	139,081	20,584	72,854	193,591
Specialty Risk and Extended Warranty	35,897	85,535	291,181	116,081	12,254	81,864	12,155	16,352	137,577
Specialty Middle Market	13,268	73,076	106,954	90,492	11,470	56,041	3,812	39,661	88,713
Total	70,903	775,392	527,758	444,236	50,887	276,986	36,551	128,867	419,881

See accompanying notes to financial statements.

Schedule IV

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE

At December 31, 2009, 2008 and 2007 and for the years then ended:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Dollars in Thousands)
2009
Premiums:
General Insurance	$1,117,090	$555,520	$81,856	$643,426	12.7%
2008
Premiums:
General Insurance	$1,061,100	$555,661	$49,474	$554,913	8.9%
2007
Premiums:
General Insurance	$807,055	$419,510	$32,336	$419,881	7.7%

See accompanying notes to financial statements.

Schedule VI

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2009	$332,598	$(4,827)	$313,082
2008	$238,847	$(544)	$257,165
2007	$274,897	$2,089	$180,055

See accompanying notes to financial statements.

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	Indenture, dated as of March 17, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.3	Indenture, dated as of June 15, 2005, between the Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.4	Registration Rights Agreement, dated as of February 9, 2006, by and between the Company and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.5	Indenture, dated as of July 25, 2006, between Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2007)
10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2	Intercompany Management Agreement, dated as of June 1, 2006, by and among the Company, Technology Insurance Company, Inc., Rochdale Insurance Company, Inc. and Wesco Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.3	Tax Allocation Agreement, dated as of June 1, 2006, between the Company and Wesco Insurance Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.4	Tax Allocation Agreement for 1998 and for future calendar years, between the Company and Technology Insurance Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.5	Tax Allocation Agreement, dated July 1, 2002, is made for 2002 and future calendar years, between the Company and Rochdale Insurance Company, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.6	Intercompany Reinsurance Agreement, dated June 1, 2006, among the Company, Technology Insurance Company, Rochdale Insurance Company, AmTrust International Insurance Limited and Wesco Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.7	Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.8	Employment Agreement, dated as of January 1, 2005, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

Exhibit No.	Description
10.9	Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 3, 2010)
10.10	Employment Agreement, dated as of March 1, 2010, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 3, 2010)
10.11	Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 3, 2010)
10.12	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.13	Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, to AmTrust International Insurance Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.14	General Agency Agreement, dated as of July 1, 2002, among Technology Insurance Company, Inc. and Rochdale Insurance Company and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.15	Stock Purchase Agreement, dated March 9, 2006, between Household Insurance Group Holding Company and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.16#	Renewal Rights and Asset purchase Agreement, dated as of November 21, 2005, by and among the Company and Alea North America Company and Alea North America Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)
10.17#	Renewal Rights and Asset Purchase Agreement, dated as of May 9, 2006, between Muirfield Underwriters, Ltd. and AmTrust North America, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Amendment No. 5) (No. 333-134960) filed on November 8, 2006)
10.18	Lease dated Jun 28, 2002, between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.19	First Lease Modification Agreement, dated as of February 1, 2005, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.20	Second Lease Modification Agreement, dated as of December 2007, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 14, 2008)
10.21	Form of Letter Agreement between AmTrust North America and Diversified Construction Management, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.22	Transfer Agency and Registrar Services Agreement dated as of February 3, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134960) filed on August 25, 2006)

Exhibit No.	Description
10.23	Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)
10.24	First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.25	Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.26	Stock and Asset Purchase Agreement by and Between Trinity Universal Insurance Company and AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 11, 2008.)
10.27	Amended and Restated Quota Share Reinsurance Agreement Between AmTrust International Insurance, LTD Hamilton, Bermuda and Maiden Insurance Company, LTD Hamilton, Bermuda (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)
10.28	Letter dated June 16, 2009 to director Isaac Neuberger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 10, 2009)
10.29.1	Stock Purchase Agreement dated as of October 16, 2009 by and among, the Company, American Capital Acquisition Corporation (“ACAC”) and Michael Karfunkel 2005 Grantor Retained Annuity Trust (filed herewith)
10.29.2	Amendment dated as of February 26, 2010 to Stock Purchase Agreement dated October 16, 2009 with ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (filed herewith)
10.30.1	Stockholders Agreement dated as of October 16, 2009 by and among the Company, ACAC and the Michael Karfunkel 2005 Grantor Retained Annuity Trust.
10.30.2	Amendment dated as of February 26, 2010 to Stockholder Agreement by and among, the Company, ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

#	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.