Form 10-Q
period 2010-03-31
Amtrust Financial Services, Inc.
filed 2010-05-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of May 1, 2010, the Registrant had one class of Common Stock ($.01 par value), of which 59,353,402 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except par value)

(Amounts in Thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,131,887; $1,080,914)	$1,145,817	$1,085,362
Equity securities, available-for-sale, at market value (cost $55,894; $60,639)	54,239	50,355
Short-term investments	2,467	31,265
Equity investment in unconsolidated subsidiaries – related parties	56,213	1,288
Other investments	14,019	12,746
Total investments	1,272,755	1,181,016
Cash and cash equivalents	215,442	233,810
Accrued interest and dividends	6,263	7,617
Premiums receivable, net	565,759	495,871
Note receivable – related party	23,244	23,224
Reinsurance recoverable	351,423	349,695
Reinsurance recoverable – related party	321,145	293,626
Prepaid reinsurance premium	141,176	148,425
Prepaid reinsurance premium – related party	273,817	262,128
Prepaid expenses and other assets	70,626	85,108
Federal income tax receivable	—	364
Deferred policy acquisition costs	207,696	180,179
Deferred income taxes	2,611	7,615
Property and equipment, net	15,339	15,858
Goodwill	52,903	53,156
Intangible assets	60,358	62,672
	$3,580,557	$3,400,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,108,002	$1,091,944
Unearned premiums	914,538	871,779
Ceded reinsurance premiums payable	95,217	75,032
Ceded reinsurance premium payable – related party	120,097	86,165
Reinsurance payable on paid losses	147	1,238
Funds held under reinsurance treaties	601	690
Securities sold but not yet purchased, at market	17,821	16,315
Securities sold under agreements to repurchase, at contract value	226,449	172,774
Accrued expenses and other current liabilities	157,882	180,325
Federal tax payable	4,868	—
Derivatives liabilities	353	1,893
Note payable on collateral loan – related party	167,975	167,975
Non interest bearing note payable – net of unamortized discount of $1,132; $1,372	21,368	21,128
Term loan	16,667	20,000
Junior subordinated debt	123,714	123,714
Total liabilities	2,975,699	2,830,972
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,217 and 84,179 issued in 2010 and 2009, respectively; 59,352 and 59,314 outstanding in 2010 and 2009, respectively	842	842
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	545,085	543,977
Treasury stock at cost; 24,865 and 24,866 shares in 2010 and 2009, respectively	(300,889)	(300,889)
Accumulated other comprehensive loss	(10,415)	(17,020)
Retained earnings	370,235	342,482
Total stockholders’ equity	604,858	569,392
	$3,580,557	$3,400,364

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
(Amounts in Thousands)	2010	2009
Revenues:
Premium income:
Net written premium	$189,414	$136,179
Change in unearned premium	(41,314)	(3,756)
Net earned premium	148,100	132,423
Ceding commission – primarily from related party	32,248	27,591
Service and fee income	5,300	5,572
Service and fee income – related party	2,666	1,882
Net investment income	13,599	13,991
Net realized gain (loss) on investments	1,785	(9,238)
Total revenues	203,698	172,221
Expenses:
Loss and loss adjustment expense	89,821	74,915
Acquisition costs and other underwriting expenses	61,346	58,154
Other	6,234	5,194
Total expenses	157,401	138,263
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated investment	46,297	33,958
Other income (expenses):
Foreign currency gain (loss)	(717)	33
Interest expense	(3,572)	(4,171)
Total other expenses	(4,289)	(4,138)
Income before provision for income taxes and equity in earnings (loss) of unconsolidated investment	42,008	29,820
Provision for income taxes	(11,510)	(5,256)
Income before equity in earnings of unconsolidated investment	30,498	24,564
Equity in earnings (loss) of unconsolidated investment – related parties	1,410	(402)
Net income	$31,908	$24,162

Earnings per common share:
Basic - EPS	$0.54	$0.40
Diluted - EPS	0.53	0.40
Dividends declared per share	$0.07	$0.05

Net Realized Gain (Loss) on Investments:
Total other-than-temporary impairment losses	$(5,138)	$(1,427)
Portion of loss recognized in other comprehensive income	-	-
Net impairment losses recognized in earnings	(5,138)	(1,427)
Other net realized gain (loss) on investments	6,923	(7,811)
Net realized investment gain (loss)	$1,785	$(9,238)

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
(Amounts in Thousands)	2010	2009
Cash flows from operating activities:
Net income	$31,908	$24,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,391	3,120
Realized (gain) loss marketable securities	(6,923)	7,811
Non-cash write-down of marketable securities	5,138	1,427
Discount on notes payable	240	313
Stock compensation expense	825	671
Bad debt expense	1,935	1,005
Foreign currency loss (gain)	717	(33)
Changes in assets - (increase) decrease:
Premiums receivable	(71,823)	28,234
Reinsurance recoverable	(1,728)	(36,150)
Reinsurance recoverable – related party	(27,519)	(23,726)
Deferred policy acquisition costs, net	(27,517)	(17,911)
Prepaid reinsurance premiums	7,249	(1,550)
Prepaid reinsurance premiums – related party	(11,689)	9,878
Prepaid expenses and other assets	16,180	18,984
Deferred tax asset	5,004	(3,027)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	20,185	(6,787)
Reinsurance premium payable – related party	33,932	(3,611)
Loss and loss expense reserve	16,058	80,342
Unearned premiums	42,759	(5,642)
Funds held under reinsurance treaties	(89)	647
Accrued expenses and other current liabilities	(16,258)	(2,680)
Net cash provided in operating activities	21,975	75,477
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	(32,316)	(46,090)
Net (purchases) sales of equity securities	3,884	(1,628)
Net sales (purchases) of other investments	(356)	850
Equity investment in unconsolidated subsidiary	(53,055)	-
Acquisition of renewal rights and goodwill	-	(2,462)
Purchase of property and equipment	(766)	(2,107)
Net cash (used in) provided by investing activities	(82,609)	(51,437)
Cash flows from financing activities:
Repurchase agreements, net	53,675	(36,140)
Repayment of note payable	(3,333)	(3,333)
Repurchase of shares	-	(5,492)
Option exercise	283	-
Dividends distributed on common stock	(3,559)	(3,005)
Net cash provided by financing activities	47,066	(47,970)
Effect of exchange rate changes on cash	(4,800)	(2,836)
Net decrease in cash and cash equivalents	(18,368)	(26,766)
Cash and cash equivalents, beginning of the period	233,810	192,053
Cash and cash equivalents, end of the period	$215,442	$165,287
Supplemental Cash Flow Information
Income tax payments	$423	$952
Interest payments on debt	2,563	4,428

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the SEC.

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to us.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  This update requires additional disclosures about fair value measurements, including disclosure regarding the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers.  For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances which includes gains, losses, purchases, sales, issuances and settlements disclosed separately for the period is required.  Additionally, fair value measurement disclosures will need disaggregation for each class of assets and liabilities.  The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted the guidance as of January 1, 2010 and the revised guidance did not have an impact on its results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of March 31, 2010, are presented in the table below:

(Amounts in Thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$5,621	$104	$(487)	$5,238
Common stock	50,273	6,053	(7,325)	49,001
U.S. treasury securities	80,521	488	(401)	80,608
U.S. government agencies	66,330	925	—	67,255
Municipal bonds	36,049	1,093	(170)	36,972
Corporate bonds and other bonds:
Finance	387,700	9,054	(16,240)	380,514
Industrial	65,760	3,345	(135)	68,970
Utilities	30,478	888	(459)	30,907
Commercial mortgage backed securities	2,254	91	-	2,345
Residential mortgage backed securities:
Agency backed	451,952	14,498	-	466,450
Non-agency backed	7,916	752	(10)	8,658
Asset-backed securities	2,927	211	-	3,138
	$1,187,781	$37,502	$(25,227)	$1,200,056

Proceeds from the sale of investments during the three months ended March 31, 2010 were approximately $148,081.

(b) Investment Income

Net investment income for the three months ended March 31, 2010 and 2009 was derived from the following sources:

(Amounts in Thousands)	2010	2009
Cash and short term investments	$845	$1,804
Fixed maturities	11,704	11,882
Equity securities	327	188
Note receivable - related party	845	812
	13,721	14,686
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	122	695
	$13,599	$13,991

(c) Other-Than-Temporary Impairment

            Other-than-temporary impairment (“OTTI”) charges of our fixed-maturities and equity securities for the three months ended March 31, 2010 and 2009 are presented in the table below:

(Amounts in Thousands)	2010	2009
Equity securities	$5,138	$1,427
Fixed maturity securities	—	—
	$5,138	$1,427

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities as of March 31, 2010:

(Amounts in Thousands)	Less Than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$6,910	$(4,130)	9	$16,829	$(3,682)	99	$23,739	$(7,812)
U.S. treasury securities	61,388	(355)	19	810	(46)	1	62,198	(401)
Municipal bonds	9,618	(165)	1	347	(5)	1	9,965	(170)
Corporate bonds and other bonds:
Finance	91,023	(1,059)	16	174,248	(15,181)	31	265,271	(16,240)
Industrial	17,621	(131)	3	496	(4)	1	18,117	(135)
Utilities	14,205	(306)	2	1,930	(153)	2	16,135	(459)
Residential mortgage backed securities:
Non-agency backed	—	—	—	23	(10)	1	23	(10)
Total temporarily impaired securities	$200,765	$(6,146)	50	$194,683	$(19,081)	136	$395,448	$(25,227)

There are 186 securities at March 31, 2010 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps and Credit Default Swaps as of March 31, 2010:

(Amounts in Thousands)	Remaining Life of Notional Amount (1)
	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$16,667	$—	$—	$16,667
Credit default swaps	—	2,000	—	—	2,000
	$—	$18,667	$—	$—	$18,667

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses. The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of March 31, 2010, the Company did not have any derivatives designated as a hedge. Additionally, the Company records changes in valuation on its interest rate swap related to its term loan (See “Note 5. Debt”) as a component of interest expense.

 (e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of March 31, 2010 were $16,800 for corporate bonds and $1,021 and for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2010. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of March 31, 2010, there were $226,449 principal amount outstanding at interest rates between 0.25% and 0.30%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2010 and 2009 was $123 and $694, respectively, of which $31 was accrued as of March 31, 2010. The Company has approximately $230,041 of collateral pledged in support of these agreements.

4.	Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2010:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$80,608	$80,608	$-	$-
U.S. government agencies	67,255	-	67,255	-
Municipal bonds	36,972	-	36,972	-
Corporate bonds and other bonds:
Finance	380,514	-	380,514	-
Industrial	68,970	-	68,970	-
Utilities	30,907	-	30,907	-
Commercial mortgage backed securities	2,345	-	2,345	-
Residential mortgage backed securities:
Agency backed	466,450	-	466,450	-
Non-agency backed	8,658	-	8,658	-
Asset-backed securities	3,138	-	3,138	-
Equity securities	54,239	54,239	-	-
Other investments	14,019	-	-	14,019
	$1,214,075	$134,847	$1,065,209	$14,019
Liabilities:
Equity securities sold but not yet purchased, market	$1,021	$1,021	$-	$-
Corporate financial bonds sold but not yet purchased, market	16,800	-	16,800	-
Securities sold under agreements to repurchase, at contract value	226,449	-	226,449	-
Derivatives	353	-	-	353
	$244,623	$1,021	$243,249	$353

The Company classifies its financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy includes the following three levels:

Level 1 – Valuations are based on unadjusted quoted market prices in active markets for identical financial assets or liabilities;

Level 2 – Valuations of financial assets and liabilities are based on prices obtained from third party pricing services, dealer quotations of the bid price using observable inputs, or through consensus pricing of a pricing service; and

Level 3 – Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions are used in internal valuation pricing models to determine the fair value of financial assets or liabilities.

For additional discussion regarding techniques used to value the Company’s investment portfolio, refer to Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in its 2009 Form 10-K.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2010:

(Amounts in Thousands)	Assets	Liabilities	Total
Beginning balance as of January 1, 2010	$12,746	$(1,893)	$10,853
Total net gains (losses) included in:
Net income	277	-	277
Other comprehensive loss	981	-	981
Purchases and issuances	-	-	-
Sales and settlements	15	1,540	1,555
Net transfers into (out of) Level 3	-	-	-
Ending balance as of March 31, 2010	$14,019	$(353)	$13,666

The Company had no transfers between levels during the three months ended March 31, 2010 and 2009.

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments:   Fair value disclosures for these investments are disclosed above in this note. The carrying values of cash, short term investments and investment income accrued approximate their fair values;

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

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2009 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of March 31, 2010:

	Aggregate
	Liquidation	Aggregate			Per
	Amount of	Liquidation	Aggregate		Annum
(Amounts in Thousands)	Trust	Amount of	Principal	Stated	Interest
	Preferred	Common	Amount	Maturity	Rate of
Name of Trust	Securities	Securities	of Notes	of Notes	Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	% (1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	8.830	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary in 2011.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary in 2012.

The Company recorded $2,552 of interest expense for the three months ended March 31, 2010 and 2009, respectively.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of the loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and ends on June 3, 2011. As of March 31, 2010, the principal balance was $16,667. The loan carries a variable interest rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which is 185 basis points. As of March 31, 2010 the interest rate was 2.1%. The Company recorded $252 and $457 of interest expense for the three months ended March 31, 2010 and 2009, respectively. The Company can prepay any amount without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from a variable to a fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points, or 5.32%, and receives a variable rate in return based on LIBOR plus a margin rate, which is 185 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest expense of $32 and $275 for the three months ended March 31, 2010 and 2009, respectively, related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500, the first of which was paid in 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $240 and $313 of amortized discount on the note in its results of operations for the three months ended March 31, 2010 and 2009, respectively. The note’s carrying value at March 31, 2010 and December 31, 2009 was $21,368 and $21,128, respectively.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25,000. The line is used for collateral for letters of credit. On June 30, 2009, the Company amended this agreement, whereby, the line was increased in the aggregate amount to $30,000 and its term was extended to June 30, 2010. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of March 31, 2010, there was no outstanding balance on the line of credit. At March 31, 2010, the Company had outstanding letters of credit in place for $26,287 that reduced the availability on the line of credit to $3,713.

  Maturities of Debt

Maturities of the Company’s debt subsequent to March 31, 2010 are as follows:

(Amounts in Thousands)	2010	2011	2012	2013	2014	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	10,000	6,667	—	—	—	—
Promissory note	6,969	7,037	7,362	—	—	—
Total	$16,969	$13,704	$7,362	$—	$—	$123,714

6.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2010 and 2009:

(Amounts in Thousands)	2010	2009
Policy acquisition expenses	$25,291	$29,248
Salaries and benefits	25,353	19,281
Other insurance general and administrative expense	10,702	9,625
	$61,346	$58,154

7.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

(Amounts in Thousands Except per Share)	2010	2009
Net income available to common shareholders	$31,908	$24,162

Weighted average number of common shares outstanding - basic	59,333	59,767
Potentially dilutive shares:
Dilutive shares from stock-based compensation	854	233
Weighted average number of common shares outstanding - dilutive	60,187	60,000

Net income - basic earnings per share	$0.54	$0.40
Net income – diluted earnings per share	$0.53	$0.40

As of March 31, 2010, there were approximately 400,000 anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

The Company’s 2005 Equity and Incentive Plan (“2005 Plan”) permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Company grants options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The aggregate number of shares of common stock for which awards may be issued may not exceed 5,994,300 shares, and the aggregate number of shares of common stock for which restricted stock awards may be issued may not exceed 1,998,100 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting our common stock. As of March 31, 2010, 1,649,948 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. ASC 718-10-30 fair value valuation method resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $825 and $671 related to stock options for the three months ended March 31, 2010 and 2009, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the 2005 Plan for the three months ended March 31, 2010 and 2009:

	2010		2009
(Amounts in Thousands Except per Share)	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	4,168	$7.00-15.02	3,728	$7.00-15.02
Granted	54	12.82-14.25	85	9.65
Exercised	(38)	7.50	—	—
Cancelled or terminated	(10)	7.50-14.55	(8)	7.50
Outstanding end of period	4,174	$7.00-15.02	3,805	$7.00-15.02

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $3.79 and $4.84, respectively. As of March 31, 2010, there was approximately $4,496 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

(Amounts in Thousands)	Three Months Ended March 31,
	2010	2009
Net Income	$31,908	$24,162
Unrealized holding gain (loss)	7,997	(14,970)
Reclassification adjustment	4,155	8,414
Foreign currency translation	(5,547)	(840)
Comprehensive Income	$38,513	$16,766

10.	Income Taxes

Income tax expense for the three months ended March 31, 2010 and 2009 was $11,510 and $5,256, respectively. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

(Amounts in Thousands)	Three Months Ended March 31,
	2010	2009
Income before provision for income taxes and equity in earnings of unconsolidated investment	$42,008	$29,820

Income taxes at statutory rates	14,702	10,437
Effect of income not subject to U.S. taxation	(3,244)	(5,353)
Other, net	52	172
Provision for income taxes as shown on the Condensed Consolidated Statements of Income	$11,510	$5,256
GAAP effective tax rate	27.4%	17.6%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2005 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At March 31, 2010, the Company has approximately $1,559 of accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

During 2007, the Company, while performing a review of the income tax return filed with the Internal Revenue Service (“IRS”) for calendar year ending December 31, 2006, determined an issue existed per FASB ASC 740-10 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $980 (including $163 for penalties and interest) and has reflected this position, per FASB ASC 740-10 guidelines, in the consolidated financial statements.

11.	Related Party Transactions

Reinsurance Agreement — Maiden

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of March 31, 2010, assuming full exercise of outstanding warrants, Michael Karfunkel owns or controls approximately 15.0% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 10.5% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.9% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses with respect to the Company's current lines of business, excluding personal lines reinsurance business, certain specialty property and casualty lines written in our Specialty Risk and Extended Warranty segment, which Maiden Issurance was offered but declined to reinsure and risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 which Maiden has not expressly agreed to assume (“Covered Business”).  Effective January 1, 2010, Maiden agreed to assume its proportionate share of AmTrust’s $10,000 net retention for workers’ compensation risks.

AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business.

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. The Maiden Quota Share, which had an initial term of three years, has been renewed for a successive three year term effective July 1, 2010 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

The following is the effect on the Company’s balance sheet as of March 31, 2010 and December 31, 2009 and the results of operations for the three months ended March 31, 2010 and 2009 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	March 31, 2010	December 31, 2009
Assets and liabilities:
Reinsurance recoverable	$321,145	$293,626
Prepaid reinsurance premium	273,817	262,128
Ceded reinsurance premiums payable	(120,097)	(86,165)
Note payable	(167,975)	(167,975)

(Amounts in Thousands)	Three Months Ended March 31,
	2010	2009
Results of operations:
Premium written – ceded	$(114,092)	$(87,480)
Change in unearned premium – ceded	11,689	(6,971)
Earned premium – ceded	$(102,403)	$(94,451)

Ceding commission on premium written	$34,980	$27,553
Ceding commission – deferred	(2,973)	(435)
Ceding commission – earned	$32,007	$27,118
Incurred loss and loss adjustment expense – ceded	$71,172	$71,205
Interest expense on collateral loan	476	570

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers, domiciled in the U.S., AII currently holds a collateral loan with Maiden Insurance in the amount of $167,975.  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries.  The amount of this collateral as of March 31, 2010 was $241,069.  Maiden retains ownership of $241,069 which is deposited in reinsurance trust accounts.

Reinsurance Brokerage Agreement-Maiden

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $1,510 and $1,133 of brokerage commission during the three months ended March 31, 2010 and 2009, respectively.

Asset Management Agreement-Maiden

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, AmTrust earned an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee was reduced to 0.20% per annum and was further reduced to 0.15% per annum once the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $678 and $597 of investment management fees for the three months ended March 31, 2010 and 2009, respectively.

Services Agreement-Maiden

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to the amount required to reimburse AmTrust for its costs plus 8%. The Company recorded fee income of approximately $45 and $153 for the three months ended March 31, 2010 and 2009, respectively, as a result of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share. AII is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loans, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of March 31, 2010. The Company recorded $476 and $570 of interest expense during the three months ended March 31, 2010 and 2009, respectively.

Other Reinsurance Agreement-Maiden

Between January 1, 2008 and January 1, 2010, Maiden was a participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provided coverage in the amount of $9,000 per occurrence in excess of $1,000, subject to an annual aggregate deductible of $1,250.  Maiden, which was one of two participating reinsurers in the layer, had a 45% participation.  Maiden participated in the layer on the same market terms and conditions as the other participant.

Leap Tide Capital Management

 In December 2006, the Company formed a wholly-owned subsidiary now named Leap Tide Capital Management, Inc. (LTCMI). LTCMI currently manages approximately $49,000 of the Company’s investment portfolio.  Concurrently with the  formation of LTCMI, the Company formed Leap Tide Partners, L.P. (“LTP”), a domestic partnership and Leap Tide Offshore, Ltd. (“LTO”), a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in vehicles managed by LTCMI (the “Hedge Funds”). The Company also is a member of Leap Tide Capital Management G.P., LLC (“LTGP”), which is the general partner of LTP. LTCMI earns a management fee equal to 1% of LTP’s and LTO’s assets. LTCMI earns an incentive fee of 20% of the cumulative profits of the LTO. LTGP earns an incentive fee of 20% of the cumulative profits of each limited partner of LTP, 50% of which is allocated to the Company’s membership interest. As of March 31, 2010, the current value of the invested funds in the Hedge Funds was approximately $21,000. The majority of funds invested in the Hedge Funds were provided by members of the Karfunkel family. The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length and did not violate the Company’s Code of Business Conduct and Ethics. A majority of the limited partners have the right to liquidate the limited partnership. In addition, the Company is not the managing member of LTGP. As such, in accordance with FASB ASC 810-20-25, the Company does not consolidate LTP. LTCMI earned approximately $77 and $0 of fees under the agreement during the three months ended March 31, 2010 and 2009, respectively.

Lease Agreements

In 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease to increase its leased space to 14,807 square feet and extend the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $168 and $166 for the lease for the three months ended March 31, 2010 and 2009, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. The Audit Committee reviewed and approved the lease agreement.  Effective May 1, 2009, the Company entered into an amended lease whereby the Company increased its lease space to 7,156 feet and extended the lease through October 31, 2012. The Company paid approximately $47 and $41 for the lease for the three months ended March 31, 2010 and 2009, respectively.

Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech.  Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross written premium of approximately $14,000 and $23,000 during the three months ended March 31, 2010 and 2009, respectively. The Company recorded investment loss of approximately $917 and $402 from its equity investment in an unconsolidated subsidiary for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company’s equity interest was approximately $371. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principle amount equal to the interest not paid in cash on such date. As of March 31, 2010, the carrying value of the note receivable was $23,244 (note receivable — related party).

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2010 and 2009.  The Company recorded a total of $119 and $123 for the three months ended March 31, 2010 and 2009, respectively, for its services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, our Chief Operating Officer.  During several prior years, Diversified provided similar services to the Company. While the arrangements were not pre-approved by the Audit Committee, upon subsequent review, the Audit Committee determined that the contracts were not less favorable to the Company than similar services provided at arms-length.

Investment in ACAC

During the three months ended March 31, 2010, the Company completed its strategic investment in American Capital Acquisition Corporation (“ACAC”).  ACAC was formed by the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”). The Trust is controlled by Michael Karfunkel, the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC and Mr. Zyskind is serving as an officer of ACAC on an interim basis.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital required by ACAC, 53,054 shares of Series A Preferred Stock, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”).  The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and the Company’s conversion rights are subject to customary anti-dilution protections.  The Company has the right to appoint one member of ACAC’s board of directors, which consists of three members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of the Company’s appointee and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointee).  In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company will account for its investment in ACAC under the equity method.  The Company recorded $2,327 of income during the three months ended March 31, 2010 related to its equity investment in ACAC.

During March 2010, ACAC acquired from GMAC Insurance Holdings, Inc. (“GMACI”) and Motors Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC’s U.S. consumer property and casualty insurance business. The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement, which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments shall not exceed $22,500.  Additionally as of March 31, 2010, ACAC has not finalized its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC and expects to finalize it during the three months ended June 30, 2010.  Upon completion, the Company may be required to adjust its investment in ACAC for any purchase price adjustments equivalent to the Company’s proportionate ownership percentage of the total adjustment.

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

In connection with the Company’s investment:

(i)
the Company provides ACAC and its affiliates information technology development services at a price of cost plus 20%. In addition, once a new system to be developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. The Company recorded approximately $215 of fee income for the three months ended March 31, 2010 related to this agreement. The terms and conditions of the above are subject to regulatory approval.

(ii)
the Company manages the assets of ACAC and its subsidiaries for a quarterly fee equal to 0.05% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.0375% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. As a result of this agreement, the Company earned approximately $141 of investment management fees for the three months ended March 31, 2010. The terms and conditions of the above are subject to final regulatory approval, which is pending.

(iii)
ACAC is providing the Company with access to its agency sales force to distribute the Registrant’s products, and ACAC and the Trust will use their best efforts to have said agency sales team appointed as the Registrant’s agents.

(iv)	ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the Acquisition.

(v)
the Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMAC personal lines business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMAC personal lines insurance companies, as cedents, and the Company, MK Re, Ltd., a Bermuda reinsurer which is a wholly-owned subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of net premiums of the personal lines business. The Personal Lines Quota share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The Personal Lines Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the personal lines insurance companies on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. The personal lines insurance companies also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the Personal Lines Quota Share on 60 days written notice in the event the personal lines companies are subject to a change of control, cease writing new and renewal business, effect a reduction in their net retention without the Company’s consent or fails to remit premium as required by the terms of the Personal Lines Quota Share. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the Personal Lines Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions. As a result of this agreement, the Company assumed $8,700 of business from GMAC. The terms and conditions of the above are subject to final regulatory approval, which is pending.

ACAC has agreed to pay all fees and expenses in connection with the transaction. As of March 31, 2009, advances to ACAC related to fees and expenses totaled $658 and consisted of $380 for due diligence services performed by certain AmTrust employees and $278 for certain deal costs including consulting, legal and regulatory filings.

As a result of these agreements with ACAC, the Company recorded fees totaling approximately $356 for the three months ended March 31, 2010 and a receivable of $791 as of March 31, 2010.

12.	Acquisitions

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

CyberComp

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), a Swiss Re web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operates in 26 states and distributes policies through a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3,000 which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with FASB ASC 805, the Company recorded a purchase price of $6,300 which consisted of $2,800 of renewal rights, $2,300 of distribution networks, $700 of trademarks and $500 of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. The Company produced approximately $13,700 of gross written premium during the three months ended March 31, 2010 from this transaction.

13.	Contingent Liabilities

As a result of its equity investment in ACAC, the Company made an initial investment in ACAC in the amount of approximately $53,000.  In addition, the Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement (See Note 11. Related Party Transactions), which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments shall not exceed $22,500.

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

14.	Segments

The Company currently operates four business segments, Small Commercial Business; Specialty Risk and Extended Warranty; Specialty Program (formerly known as Specialty Middle Market Business); and Personal Lines Reinsurance.  The Company formed the Personal Lines Reinsurance Segment in connection with the quota share agreement entered into with GMAC during the three months ended March 31, 2010.  The “Corporate & Other” segment represents  fee revenue earned primarily through agreements with Maiden and ACAC as well as the equity in earnings of unconsolidated investments in ACAC and Warrantech.  In 2009, the Company classified its proportionate share of earnings from its investment in Warrantech in investment income and realized gains and was allocated to the Company’s operating segments.  In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment, such as deferred acquisition cost, reinsurance recoverable, goodwill and intangible assets and prepaid reinsurance, while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on net written premium by segment. Income taxes are allocated on a pro rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize business segments as follows for the three months ended March 31, 2010 and 2009:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended March 31, 2010:
Gross written premium	$122,702	$152,174	$54,655	$8,700	$—	$338,231

Net written premium	61,438	86,049	33,227	8,700	—	189,414
Change in unearned premium	(1,834)	(34,285)	3,505	(8,700)	—	(41,314)
Net earned premium	59,604	51,764	36,722	—	—	148,100

Ceding commission - primarily related party	21,226	7,903	3,119	—	—	32,248

Loss and loss adjustment expense	(35,088)	(31,160)	(23,573)	—	—	(89,821)
Acquisition costs and other underwriting expenses	(34,181)	(14,711)	(12,454)	—	—	(61,346)
	(69,269)	(45,871)	(36,027)	—	—	(151,167)

Underwriting income	11,561	13,796	3,824	—	—	29,181

Service and fee income	2,574	2,726	—	—	2,666	7,966
Investment income and realized gain (loss)	6,656	5,283	3,229	216	—	15,384
Other expenses	(2,192)	(2,847)	(1,016)	(179)	—	(6,234)
Interest expense	(1,257)	(1,631)	(582)	(102)	—	(3,572)
Foreign currency loss	—	(717)	—	—	—	(717)
Provision for income taxes	(4,752)	(4,551)	(1,495)	18	(730)	(11,510)
Equity in earnings of unconsolidated investment – related parties	—	—	—	—	1,410	1,410
Net income	$12,590	$12,059	$3,960	$(47)	$3,346	31,908

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and other	Total
Three months ended March 31, 2009:
Gross written premium	$127,470	$82,708	$57,349	$—	$267,527

Net written premium	70,459	38,259	27,461	—	136,179
Change in unearned premium	(12,368)	2,416	6,196	—	(3,756)
Net earned premium	58,091	40,675	33,657	—	132,423

Ceding commission - primarily related party	19,776	6,027	1,788	—	27,591

Loss and loss adjustment expense	(35,394)	(17,818)	(21,703)	—	(74,915)
Acquisition costs and other underwriting expenses	(34,154)	(12,703)	(11,297)	—	(58,154)
	(69,548)	(30,521)	(33,000)	—	(133,069)

Underwriting income	8,319	16,181	2,445	—	26,945

Service and fee income	3,489	2,138	—	1,827	7,454
Investment income and realized gain (loss)	2,369	1,464	920	—	4,753
Other expenses	(2,661)	(1,427)	(1,106)	—	(5,194)
Interest expense	(2,137)	(1,146)	(888)	—	(4,171)
Foreign currency gain	—	33	—	—	33
Provision for income taxes	(1,641)	(3,058)	(231)	(326)	(5,256)
Equity in loss of unconsolidated investment – related party	—	—	—	(402)	(402)
Net income	$7,738	$14,185	$1,140	$1,099	$24,162

The following tables summarize business segments as follows as of March 31, 2010 and December 31, 2009:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of March 31, 2010:
Fixed assets	$5,393	$7,005	$2,501	$440	$—	$15,339
Goodwill and intangible assets	80,089	17,656	15,516	—	—	113,261
Total assets	1,549,492	1,345,673	641,272	44,120	—	3,580,557

As of December 31, 2009:
Fixed assets	$6,471	$5,788	$3,599	$—	$—	$15,858
Goodwill and intangible assets	80,849	19,319	15,660	—	—	115,828
Total assets	1,582,247	1,001,347	816,770	—	—	3,400,364

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company’s business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in the Company’s filings with the SEC, including its Annual Report on Form 10-K for the period ended December 31, 2009, and its quarterly reports on Form 10-Q.  The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are underserved by the market generally. We have grown by hiring teams of underwriters with expertise in our specialty lines and acquiring companies and assets, that in each case, provide, access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in four business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the United States.

•
Specialty Risk and Extended Warranty. We provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States, United Kingdom and Europe, and certain property, casualty and specialty liability risks in the United States and Europe.

•
Specialty Program. We write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

•
Personal Lines Reinsurance. We reinsure 10% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMAC personal lines insurance companies. See discussion below related to ACAC investment.

The Company transacts business primarily through eleven insurance company subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A- (Excellent)	Small commercial, middle market property & casualty, specialty risk & extended warranty and reinsurance for GMAC	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A- (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A- (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	Unrated	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Company (“MCIC”)	A- (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A- (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A- (Excellent)	Small Commercial Business	United States	Kansas
Trinity Lloyd’s Insurance Company (“TLIC”)	A- (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A- (Excellent)	Specialty Risk and Extended Warranty	European Union	Ireland
IGI Insurance Company, Ltd. (“IGI”)	A- (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A- (Excellent)	Reinsurance for consolidated subsidiaries	United States and European Union	Bermuda

Insurance, particularly workers’ compensation, is generally affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Program segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality is muted by our acquisition activity.

We evaluate our operations by monitoring key measures of growth and profitability. We measure our growth by examining our net income, return on average equity, and our loss, expense and combined ratios. The following summary provides further explanation of the key measures that we use to evaluate our results:

Gross Written Premium. Gross written premium represents estimated premiums from each insurance policy that we write, including as part of an assigned risk plan, during a reporting period based on the effective date of the individual policy. Certain policies that we underwrite are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

Net Written Premium. Net written premium is gross written premium less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreements.

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. Insurance premiums are earned on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2009 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2009 and the other half in 2010. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 35 months, but range in duration from one month to 120 months.

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

Net Loss Ratio The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and loss adjustment expense incurred to net premiums earned.

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

Annualized Return on Equity. Return on equity is calculated by dividing net income by the average of shareholders’ equity.

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 21.7% and 24.9% for the three months ended March 31, 2010 and 2009, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 80.3% and 79.7% for the three months ended March 31, 2010 and 2009, respectively.  We plan to write additional premiums without a proportional increase in expenses and further reduce the expense component of our net combined ratio over time.

Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2009.

Investment in ACAC

During the three months ended March 31, 2010, the Company completed its strategic investment in American Capital Acquisition Corporation (“ACAC”). ACAC was formed by the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”). The Trust is controlled by Michael Karfunkel, the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children one of whom is married to Mr. Zyskind.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to the Company for an initial purchase price of $53 million, which was equal to 25% of the capital required by ACAC, 53,054 shares of Series A Preferred Stock, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at the Company’s option, into 21.25% of the issued and outstanding Common Stock (the “Preferred Stock”). The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and Company’s conversion rights are subject to customary anti-dilution protections. The Company has the right to appoint one member of ACAC’s board of directors, which consists of three members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of the Company’s appointee and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointee). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company will account for its investment in ACAC under the equity method. The Company recorded $2.3 million of income during the three months ended March 31, 2010 related to its equity investment in ACAC.

 During March 2010, ACAC acquired from GMAC Insurance Holdings, Inc. (“GMACI”) and Motors Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC’s U.S. consumer property and casualty insurance business. The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement, which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments shall not exceed $22.5 million. Additionally as of March 31, 2010, ACAC has not finalized is purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC and expects to finalize it during the three months ended June 30, 2010. Upon completion, the Company may be required to adjust its investment in ACAC for any purchase price adjustments equivalent to the Company’s proportionate ownership percentage of the total adjustment.

Results of Operations

Consolidated Results of Operations (Unaudited)
	Three Months Ended March 31,
	2010	2009
	(Amounts in Thousands)
Gross written premium	$338,231	$267,527

Net written premium	$189,414	$136,179
Change in unearned premium	(41,314)	(3,756)
Net earned premium	148,100	132,423
Ceding commission – primarily related party	32,248	27,591
Service and fee income	5,300	5,571
Service and fee income – related parties	2,666	1,883
Net investment income	13,599	13,991
Net realized (loss) gain on investments	1,785	(9,238)
Total revenue	203,698	172,221

Loss and loss adjustment expense	89,821	74,915
Acquisition costs and other underwriting expenses	61,346	58,154
Other	6,234	5,194
	157,401	138,263
Income before other income (expense), income taxes and equity earnings of unconsolidated investment	46,297	33,958

Other income (expense):
Foreign currency loss	(717)	33
Interest expense	(3,572)	(4,171)
Total other expense	(4,289)	(4,138)
Income before other income (expense), income taxes and equity earnings of unconsolidated investment	42,008	29,820

Provision for income taxes	(11,510)	(5,256)
Income before equity in earnings of unconsolidated investment	30,498	24,564
Equity in earnings (loss) of unconsolidated investment - related parties	1,410	(402)
Net income	$31,908	$24,162

Key measures:
Net loss ratio	60.6%	56.6%
Net expense ratio	19.6%	23.1%
Net combined ratio	80.3%	79.7%

 Consolidated Result of Operations for the Three Months Ended March 31, 2010 and 2009

Gross Written Premium. Gross written premium increased $70.7 million, or 26.4%, to $338.2 million from $267.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $70.7 million was attributable to growth in our Specialty Risk and Extended Warranty business and $8.7 million of assumed business from ACAC. The increase was partially offset by a $4.8 million decrease in our Small Commercial Business and a $2.7 million decrease in our Specialty Program business. The increase in Specialty Risk and Extended Warranty business resulted primarily from new program writings in the Company’s European business. The decrease in Small Commercial Business primarily from lower premium in the commercial package business as the Company maintains its pricing discipline. The decrease in the Specialty Program segment related primarily to a decline from business the Company wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement which was entered into connection with the Company’s acquisition of WIC from an HSBC affiliate as an accommodation to HSBC and is now in run-off.

Net Written Premium. Net written premium increased $53.2 million, or 39.1%, to $189.4 million from $136.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase (decrease) by segment was: Small Commercial Business - $(9.1) million, Specialty Risk and Extended Warranty - $47.8 million, Specialty Program - $5.8 million and Personal Lines - $8.7 million. Net written premium increased for the three months ended March 31, 2010 compared to the same period in 2009 due to the increase in gross written premium in 2010 compared to 2009.

Net Earned Premium. Net earned premium increased $15.7 million, or 11.9%, to $148.1 million from $132.4 million for the three months ended March 31, 2010 and 2009. The increase by segment was: Small Commercial Business - $1.5 million; Specialty Risk and Extended Warranty - $11.1 million; and Specialty Program - $3.1 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the three months ended March 31, 2010 and 2009 was $32.2 million and $27.6 million, respectively. Ceding commission increased period over period as a result of increased premium writings.

Service and Fee Income. Service and fee income increased $0.5 million, or 6.9%, to $8.0 million from $7.5 million for the three months ended March 31, 2010 and 2009, respectively.  The increase was attributable primarily to an increase in administration fees from new warranty business, higher asset management fees and reinsurance broker fees from existing agreements with Maiden and asset management fees and IT consulting fees through new agreements with ACAC, partially, offset by lower servicing carrier contract fees for state workers’ compensation assigned risk plans.

Net Investment Income. Net investment income decreased $0.4 million, or 2.8%, to $13.6 million from $14.0 million for the three months ended March 31, 2010 and 2009, respectively. The decline related primarily to a decrease in yields on the Company’s fixed income securities portfolio, which were approximately 3.8% and 4.1%, respectively, for the three months ended March 31, 2010 and 2009.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended March 31, 2010 were $1.8 million, compared to net realized losses of $9.2 million for the same period in 2009. The increase period over period related to the continued recovery of the Company’s equity portfolio and the timing of certain sales within its equity and fixed income portfolio. Additionally, the Company recorded non-cash write-downs of $5.1 million and $1.4 million during the three months ended March 31, 2010 and 2009, respectively, for securities that were determined to be other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $14.9 million, or 19.9%, to $89.8 million for the three months ended March 31, 2010 from $74.9 million for the three months ended March 31, 2009. The Company’s loss ratio for the three months ended March 31, 2010 and 2009 were 60.6% and 56.6%, respectively. The increase in the loss ratio resulted primarily from the effect in 2009 of a one-time $5.9 million benefit to the Specialty Risk and Extended Warranty segment related to the acquisition of ACHL.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $3.1 million, or 5.3%, to $61.3 million for the three months ended March 31, 2010 from $58.2 million for the three months ended March 31, 2009. The expense ratio for the same periods decreased to 19.6% from 23.1%, respectively, and impacted all segments. The decrease in the expense ratio resulted primarily from the increase in ceding commission received from Maiden Insurance during the three months ended March 31, 2010, partially offset by higher salary expense. Additionally, in 2009 the Company incurred higher one-time policy acquisition expenses of $1.7 million related to the acquisition of ACHL.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Investment. Income before other income (expense), income taxes and equity earnings of unconsolidated investment increased $12.2 million, or 40.9%, to $42.0 million from $29.8 million for the three months ended March 31, 2010 and 2009, respectively. The change in income from 2009 to 2010 resulted primarily from higher net earned premium and realized gains on the investment portfolio offset, partially, by higher loss and loss adjustment expense.

Interest Expense. Interest expense for the three months ended March 31, 2010 was $3.6 million, compared to $4.2 million for the same period in 2009.  The decrease was attributable primarily to lower outstanding debt balances on the Company’s $40 million term loan and $30 million promissory note, as well as declines in interest rates on the Company’s variable rate debt.

Income Tax Expense (Benefit) Income tax expense for three months ended March 31, 2010 was $11.5 million which resulted in an effective tax rate of 27.4%. Income tax expense for three months ended March 31, 2009 was $5.3 million which resulted in an effective tax rate of 17.6%. The increase in the Company’s effective rate in 2010 resulted primarily from a one-time benefit in 2009 related to the acquisition of ACHL in the first quarter of 2009.

Equity in Earnings of Unconsolidated Investments - Related Parties. Equity in earnings of unconsolidated investments - related parties increased by $1.8 million for the three months ended March 31, 2010 to $1.4 million. The increase related to the Company’s equity investment in 2010 in ACAC and its related proportionate share of equity income in ACAC for the three months ended March 31, 2010. Additionally, the Company now includes its equity income (loss) from Warrantech in this line item. The Company previously classified the equity earnings (loss) from Warrantech as a component of investment income in 2009. This amount has been reclassified in all periods presented.

Small Commercial Business Segment (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in Thousands)
Gross written premium	$122,702	$127,470

Net written premium	61,438	70,459
Change in unearned premium	(1,834)	(12,368)
Net earned premium	59,604	58,091

Ceding commission revenue	21,226	19,776

Loss and loss adjustment expense	35,088	35,394
Acquisition costs and other underwriting expenses	34,181	34,154
	69,269	69,548
Net earned premiums less expenses included in combined ratio (Underwriting income)	$11,561	$8,319

Key Measures:
Net loss ratio	58.9%	60.9%
Net expense ratio	21.7%	24.7%
Net combined ratio	80.6%	85.7%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	34,181	34,154
Less: ceding commission revenue	21,226	19,776
	12,955	14,378
Net earned premium	59,604	58,091
Net expense ratio	21.7%	24.7%

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2010 and 2009

Gross Written Premium.   Gross written premium decreased $4.8 million, or 3.7%, to $122.7 million for the three months ended March 31, 2010 from $127.5 million for the three months ended March 31, 2009. The decrease in Small Commercial Business resulted primarily from the Company’s continued reunderwriting of its commercial package business and a six percent mandated rate reduction in the state of Florida’s workers’ compensation rates.  The decrease was partially offset by additional gross written premium of $13.7 million in 2010 related to the Cybercomp acquisition and an increase in assigned risk business.

Net Written Premium.   Net written premium decreased $9.1 million, or 12.8%, to $61.4 million from $70.5 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in net premium written resulted from a decrease of gross written premium for the three months ended March 31, 2010 compared to gross written premium for the three months ended March 31, 2009.

Net Earned Premium.   Net earned premium increased $1.5 million, or 2.6%, to $59.6 million for the three months ended March 31, 2010 from $58.1 million for the three months ended March 31, 2009. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended March 31, 2010 compared to the twelve months ended March 31, 2009.

Ceding Commission.   Ceding commission represents commission earned primarily through the Maiden Quota Share agreement with Maiden Insurance, whereby AmTrust receives a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden.  The ceding commission earned during the three months ended March 31, 2010 and 2009 was $21.2 million and $19.8 million, respectively. The increase related to the segment receiving its proportionate share of the Company’s overall policy acquisition expense.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses decreased $0.3 million, or 0.9%, to $35.1 million for the three months ended March 31, 2010 from $35.4 million for the three months ended March 31, 2009. The Company’s loss ratio for the segment for the three months ended March 31, 2010 decreased to 58.9% from 60.9% for the three months ended March 31, 2009. The decrease in the loss and loss adjustment ratio resulted primarily from the Company’s reunderwriting of certain portions of its commercial package book of business.

Acquisition Costs and Other Underwriting Expenses.   Acquisition Costs and Other Underwriting Expenses was $34.2 million for the three months ended March 31, 2010 and was flat compared to the three months ended March 31, 2009. The expense ratio decreased to 21.7% for the three months ended March 31, 2010 from 24.7% for the three months ended March 31, 2009. The decrease in expense ratio resulted primarily from higher ceding commission earned during the three months ended March 31, 2010.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio increased $3.3 million, or 39.0%, to $11.6 million for the three months ended March 31, 2010 from $8.3 million for the three months ended March 31, 2009. This increase resulted primarily from higher ceding commission earned during the three months ended March 31, 2010.

 Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in Thousands)
Gross written premium	$152,174	$82,708

Net written premium	86,049	38,259
Change in unearned premium	(34,285)	2,416
Net earned premiums	51,764	40,675

Ceding commission revenue	7,903	6,027

Loss and loss adjustment expense	31,160	17,818
Acquisition costs and other underwriting expenses	14,711	12,703
	45,871	30,521
Net earned premiums less expenses included in combined ratio (Underwriting income)	$13,796	$16,181

Key Measures:
Net loss ratio	60.2%	43.8%
Net expense ratio	13.2%	16.4%
Net combined ratio	73.3%	60.2%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	14,711	12,703
Less: ceding commission revenue	7,903	6,027
	6,808	6,676
Net earned premium	51,764	40,675
Net expense ratio	13.2%	16.4%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2010 and 2009

Gross Written Premium. Gross written premium increased $69.5 million, or 84%, to $152.2 million for the three months ended March 31, 2010 from $82.7 million for the three months ended March 31, 2009. The increase related primarily to the underwriting of new coverage plans, as well as additional premiums from growth in the Company’s European business. The segment also benefited from the weakening of the U.S. dollar in 2010, which positively impacted the European business by approximately $7.0 million.

Net Written Premium. Net written premium increased $47.8 million, or 124.9%, to $86.0 million from $38.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in net premium written resulted from an increase of gross written premium for the three months ended March 31, 2010 compared to gross written premium for the three months ended March 31, 2009.

Net Earned Premium. Net earned premium increased $11.1 million, or 27.3%, to $51.8 million for the three months ended March 31, 2010 from $40.7 million for the three months ended March 31, 2009. Becasue net written premium is earned over the term of the policy, the growth in net written premium period over period resulted in an increase to net earned premium.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% ceding commission, depending on the business ceded, on written premiums ceded to Maiden.  The ceding commission earned during the three months ended March 31, 2010 and 2009 was $7.9 million and $6.0 million, respectively.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $31.2 million and $17.8 million for the three months ended March 31, 2010 and 2009. The Company’s loss ratio for the segment for the three months ended March 31, 2010 increased to 60.2% from 43.8% for the three months ended March 31, 2009.  The increase in the loss ratio resulted primarily from a one-time benefit of $5.9 million in 2009 related to the acquisition of ACHL in 2009.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $2.0 million, or 15.8%, to $14.7 million for the three months ended March 31, 2010 from $12.7 million for the three months ended March 31, 2009. The expense ratio decreased to 13.2% for the three months ended March 31, 2010 from 16.4% for the three months ended March 31, 2009.  The decrease in expense ratio resulted primarily from higher earned premium in 2010 combined with one-time policy acquisition expenses of $1.7 million incurred in 2009 related to the acquisition of ACHL in 2009.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $2.4 million, or 14.7%, to $13.8 million for the three months ended March 31, 2010 from $16.2 million for the three months ended March 31, 2009. This decrease is attributable primarily to an increase in the loss ratio period over period.

Specialty Program Segment Results of Operations

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
	(Amounts in Thousands)
Gross written premium	$54,655	$57,349

Net written premium	33,227	27,461
Change in unearned premium	3,505	6,196
Net earned premium	36,732	33,657

Ceding commission revenue	3,119	1,788

Loss and loss adjustment expense	23,573	21,703
Acquisition costs and other underwriting expenses	12,454	11,297
	36,027	33,000
Net earned premiums less expenses included in combined ratio (Underwriting income)	$3,824	$2,445

Key Measures:
Net loss ratio	64.2%	64.5%
Net expense ratio	25.4%	28.3%
Net combined ratio	89.6%	92.7%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	12,454	11,297
Less: ceding commission revenue	3,119	1,788
	9,335	9,509
Net earned premium	36,732	33,657
Net expense ratio	25.4%	28.3%

Specialty Program Segment Results of Operations for the Three Months Ended March 31, 2010 and 2009

Gross Written Premium. Gross premium decreased $2.7 million, or 4.7%, to $54.7 million for the three months ended March 31, 2010 from $57.4 million for the three months ended March 31, 2009. The decrease in Specialty Program related primarily to a decline from business the Company wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement which was entered into connection with the Company’s acquisition of WIC from an HSBC affiliate as an accommodation to HSBC and is now in run-off. Additionally, the segment experienced declines in gross written premium because of the Company’s maintenance of its pricing and administrative discipline which resulted in a decrease in production from a large MGA. This decline was offset by new programs brought on by a team of underwriters hired during the middle of 2009.

Net Written Premium. Net premium increased $5.8 million, or 21.0%, to $33.2 million for the three months ended March 31, 2010 from $27.4 million for the three months ended March 31, 2009. The increase in net premium written resulted primarily from a decline in premium written in 2010 on behalf of HSBC which is ceded 100%.

Net Earned Premium. Net earned premium increased $3.0 million, or 9.1%, to $36.7 million for the three months ended March 31, 2010 from $33.7 million for the three months ended March 31, 2009. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended March 31, 2010 compared to the twelve months ended March 31, 2009.

Ceding Commission.   Ceding commission represents commission earned primarily through its quota share agreement with Maiden Insurance, whereby AmTrust receives a 31% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the three months ended March 31, 2010 and 2009 was $3.1 million and $1.8 million, respectively. Ceding commission increased period over period as a result of increased earned premium in the three months ended March 31, 2010 compared to the same period in 2009.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $1.9 million, or 8.6%, to $23.6 million for the three months ended March 31, 2010 compared from $21.7 million for the three months ended March 31, 2009. The loss ratio for the segment was flat for the three months ended March 31, 2010 (64.2% compared to 64.5% for the three months ended March 31, 2009).

Acquisition Costs and Other Underwriting Expenses. Acquisition Costs and Other Underwriting Expenses increased $1.2 million, or 10.2%, to $12.5 million for the three months ended March 31, 2010 from $11.3 million for the three months ended March 31, 2009. The expense ratio decreased to 25.4% for the three months ended March 31, 2010 from 28.3% for the three months ended March 31, 2009. The decrease in expense ratio resulted primarily from higher ceding commissions partially offset by higher policy acquisition costs and salary expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income)   Net earned premiums less expenses included in combined ratio were $3.8 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $1.4 million resulted primarily from an increase to earned premiums and ceding commission.

Personal Lines Reinsurance Segment Results of Operations
	(Unaudited)
	Three Months Ended March 31,
	2010	2009
	(Amounts in Thousands)
Gross written premium	$8,700	$-

Net written premium	8,700	-
Change in unearned premium	(8,700)	-
Net earned premium	-	-

Ceding commission revenue	-	-

Loss and loss adjustment expense	-	-
Acquisition costs and other underwriting expenses	-	-
	-	-
Net earned premiums less expenses included in combined ratio (Underwriting income)	$-	$-

The Company began assuming commercial auto business from GMAC effective March 1, 2010 pursuant to a quota share reinsurance agreement with GMAC’s personal lines insurance companies. The Company did not realize any earned premium or related losses or expenses during the period in association with this segment.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $98.2 million and $64.7 million in the three months ended March 31, 2010 and 2009, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2010	2009
Cash and cash equivalents provided by (used in):
Operating activities	$21,975	$75,477
Investing activities	(82,609)	(51,437)
Financing activities	47,066	(47,970)

Net cash provided by operating activities for the three months ended March 31, 2010 decreased compared to cash provided by operating activities in the three months ended March 31, 2009. The decrease resulted primarily from a greater shift in mix of business towards the Specialty Risk and Extended Warranty segment, which generally has longer cash collection cycles and shorter paid claim cycles than the Small Commercial Business and Specialty Program segments.

Cash used in investing activities during the period represents primarily the net purchases (purchases less sales) of investments. For the three months ended March 31, 2010, the Company’s net purchases of fixed securities totaled $32.3 million offset by sales of equity securities of $3.9 million. Additionally, the Company invested $53.1 million in ACAC. For the three months ended March 31, 2009, the Company’s net sales of fixed income securities totaled $46.1 million and net sales of equity securities totaled $1.6 million.

Cash used in financing activities for the three months ended March 31, 2010 consisted of selling of $54 million of securities sold under agreements to repurchase and dividend payments of $3.6 million. Cash used in financing activities for the three months ended March 31, 2009 consisted of purchases of $36.1 million of securities sold under agreements to repurchase and dividend payments of $3.0 million.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments of $3.3 million, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” and had a margin rate of 185 basis points and was 2.1% as of March 31, 2010. The Company can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain debt to equity ratio of 0.35 to 1 or less.  The Company reduced the outstanding balance on the note during the three months ended March 31, 2010 from $20 million to $16.7 million.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., the Company entered into a promissory note with Unitrin in the amount of $30 million. The note bears no interest rate and requires four annual principal payments of $7.5 million, the first of which was paid June 1, 2009, and the remaining principal payments are due on June 1, 2010, 2011 and 2012. The Company calculated imputed interest of $3.2 million based on current interest rates available to the Company. Accordingly, the note’s carrying balance was adjusted to $26.8 million at inception. The note is required to be paid in full immediately, under certain circumstances involving default of payment or change of control of the Company. The Company recorded $0.2 million of interest expense during the three months ended March 31, 2010 and the note’s carrying value at March 31, 2010 was $21.4 million.

Line of Credit

On June 3, 2008, the Company entered into an agreement for an unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $25 million. The line is used for collateral for letters of credit. On June 30, 2009, the Company amended this agreement, whereby, the line was increased in the aggregate amount to $30 million and its term was extended to June 30, 2010. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of March 31, 2010, there was no outstanding balance on the line of credit. At March 31, 2010, the Company had outstanding letters of credit in place for $26.3 million which reduced the availability on the line of credit to $3.7 million as of March 31, 2010. The Company currently is negotiating to replace its existing line of credit.  The Company does not believe its liquidity or borrowing rate will be materially impacted.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, which it invests or hold in short term or fixed income securities. As of March 31, 2010, there were $226.4 million principal amount outstanding at interest rates between 0.25% and 0.30%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2010 was $0.1 million of which $0.03 million was accrued as of March 31, 2010. The Company has approximately $230.0 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance has loaned to AII from time to time the amount of the obligations of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed the amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share agreement. The Company is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share agreement. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer, for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of March 31, 2010.

 Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences and to increase its capacity to write profitable business. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its obligation to the policyholder. Losses and LAE incurred and premiums earned are reflected after deduction for reinsurance. In the event reinsurers are unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company periodically evaluates the financial condition of its reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance does not discharge or diminish the primary liability of the Company; however, it does permit recovery of losses on such risks from the reinsurers.

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements. The agreements cover, per occurrence, losses in excess of $0.5 million through December 31, 2004, $0.6 million effective January 1, 2005, $1.0 million effective July 1, 2006 through July 1, 2009, $1.0 million plus 55% of $9.0 million in excess of $1.0 million effective July 1, 2009 through January 1, 2010, and $10.0 million effective January 1, 2010 up to a maximum $130 million ($50 million prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, the Company has purchased a “third and fourth event cover” that covers losses between $5.0 million and $10.0 million per occurrence, after a deductible equal to the first $10.0 million per annum on such losses. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses; our workers compensation treaties currently provide coverage for $110 million in the aggregate in excess of $20 million in the aggregate, per contract year.

The Company has coverage for its U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per occurrence (in certain cases the retention can rise to $2.5 million) up to a maximum $30 million. The Company purchases quota share reinsurance for its umbrella business and also purchases various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business.

The Company has coverage for foreign liability, professional lines, directors and officers and medical malpractice business written in the U.K. under excess of loss reinsurance agreements. The agreements cover losses in excess of £1.0 million up to a maximum of £10.0 million. The Company also purchases quota share reinsurance for its European casualty and liability business and it purchases various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

The Company has coverage for its U.S. property lines of business under an excess of loss reinsurance agreements. The agreement covers losses in excess of $2 million per location up to a maximum $20 million. In addition the Company has a property catastrophe excess of loss agreement, which covers losses in excess of $5 million per occurrence up to a maximum $65 million.

TIC acts as servicing carrier on behalf of the Alabama, Arkansas, Illinois, Indiana, Georgia and Kansas Workers’ Compensation Assigned Risk Plans. In its role as a servicing carrier TIC issues and services certain workers compensation policies issued to assigned risk insureds. Those policies issued are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”).

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

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary IGI, net of commissions) and 40% of losses with respect to the Company's current lines of business excluding personal lines reinsurance business, certain specialty property and casualty lines written in our Specialty Risk and Extended Warranty segment, which Maiden Insurance was offered but declined to reinsure and risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of AmTrust’s $10,000 net retention for workers’ compensation risks.

AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business.

  The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. The Maiden Quota Share, which had an initial term of three years, has been renewed for a successive three year term effective July 1, 2010 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

As part of the acquisition of AIIC, the Company acquired reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999, the American Home reinsurance covered losses in excess of $0.25 million per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $0.15 million in excess of $0.1 million. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $0.1 million per occurrence. Effective January 1, 2002, American Home increased its attachment was $0.25 million per occurrence. The XOL treaty that had an attachment of $0.25 million was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $0.25 million per occurrence.

Since January 1, 2003, the Company has had variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our Specialty Risk and Extended Warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our Specialty Risk and Extended Warranty insurance worldwide. Currently, we do not cede to Munich Re the majority of our U.S. specialty risks and extended warranty business.

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 10% to 50% of each covered risk, subject to a limit of £0.5 million for each ceded risk which we at acceptance regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £0.5 million. For the majority of the business ceded under this reinsurance arrangement, we cede 10% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

In conjunction with the Company’s strategic investment in American Capital Acquisition Company (“ACAC”) and ACAC’s acquisition from GMAC Insurance Holdings, Inc. (“GMACI”) and Motors Insurance Corporation (“MIC”, together with GMACI, “GMAC”) of GMAC’s U.S. consumer property and casualty insurance business, which was completed on March 1, 2010 (the “Acquisition”), the Company’s subsidiary TIC has entered into a quota share reinsurance agreement (the “Personal Lines Quota Share”) with GMAC personal lines insurance companies (“PL Insurers”) by which TIC assumes an amount equal to 10% of the premium written by the PL Insurers, net of the cost of unaffiliated insuring reinsurance. The Personal Lines Quota Share further provides that the PL Insurers receive a provisional ceding commission of 32.5% of ceded written premiums. The provisional premium is subject to adjustment based on results for the period March 1, 2010 through December 31, 2010 and for each 12 month period thereafter based on the ratio of ceded losses to ceded premium, with a maximum commission of 34.5% at loss ratios at or below of 60.5% decreasing dollar for dollar to a minimum commission of 30.5% at a loss ratio at or above 64.5%. The Personal Lines Quota Share has an initial term of three years, which will automatically renew for successive three year terms thereafter, unless either TIC or the PL Insurers notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on 30 day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of TIC or PL Insureres, run-off, or a reduction of 50% or more of the shareholders’ equity. The PL Insurers also may terminate on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary.  The Personal Lines Quota Share is subject to a premium cap which limits the premium that can be ceded by the PL Insurers to TIC to $220.0 million during calendar year 2010. The premium cap increases by 10% per annum thereafter.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $17.1 million, or 1.2%, to $1,417.9 million for the three months ended March 31, 2010 from $1,400.8 million as of December 31, 2009. Our fixed maturity securities, gross, are classified as available-for-sale and had a fair value of $1,145.8 million and an amortized cost of $1,131.9 million as of March 31, 2010. Our equity securities are classified as available-for-sale. These securities are reported at fair value or $54.2 million with a cost of $55.9 million as of March 31, 2010. Securities sold but not yet purchased, which was $17.8 million as of March 31, 2010, represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $226.4 million as of March 31, 2010, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	March 31, 2010		December 31, 2009
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$215,442	15.2%	$233,810	16.7%
Time and short-term deposits	2,467	0.2	31,265	2.2
U.S. treasury securities	80,521	5.7	124,143	8.9
U.S. government agencies	67,255	4.7	47,424	3.4
Municipals	36,972	2.6	27,268	1.9
Commercial mortgage back securities	2,345	0.2	3,359	0.2
Residential mortgage backed securities:
Agency backed	466,450	32.9	481,731	34.4
Non-agency backed	8,658	0.6	8,632	0.6
Asset backed securities	3,138	0.2	3,619	0.3
Corporate bonds	480,391	33.9	389,186	27.8
Preferred stocks	5,238	0.4	5,110	0.4
Common stocks	49,001	3.4	45,245	3.2
	$1,417,878	100.0%	$1,400,792	100.0%

As of March 31, 2010, the weighted average duration of our fixed income securities was 3.3 years and had a yield of 3.8%.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria the Committee considers include:

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

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings; and

•	the occurrence of a discrete credit event resulting in the issuer defaulting on a material outstanding obligation or the issuer seeking protection under bankruptcy laws.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company writes down investments immediately which it considers to be impaired based on the above criteria collectively. The Committee maintains an individual list of investments that have been in a significant unrealized loss position in excess of 12 months for review of possible impairment. Absent any of the above criteria, the Committee generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 24 months.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

The impairment charges of our fixed-maturities and equity securities for the three months ended March 31, 2010 and 2009 are presented in the table below:

(Amounts in thousands)	2010	2009
Equity securities	$5,138	$1,427
Fixed maturity securities	—	—
	$5,138	$1,427

In addition to the other than temporary impairment of $5.1 million recorded during the three months ended March 31, 2010, at March 31, 2010, the Company had $7.8 million of gross unrealized losses related to marketable equity securities. The Company’s investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. The Company evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and has determined in each case that the probability of recovery is reasonable. Within the Company’s portfolio of equity securities, 13 common stocks comprised $7.0 million, or 90 percent of the unrealized loss. One security in the consumer products sector represent approximately one percent of the total fair value and four percent of the Company’s unrealized loss. Four securities in the financial sector represent approximately eight percent of the total fair value and 22 percent of the Company’s total unrealized losses and eight common stocks in the health care, industrial and technology sectors which have fair values of approximately 19 percent, four percent and nine percent, respectively, and approximately 47 percent, nine percent and eight percent, respectively, of the Company’s unrealized losses.  The duration of these impairments ranges from two to 33 months. The remaining securities in a loss position are not considered individually significant and accounted for ten percent of the Company’s unrealized losses. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

At March 31, 2010, the Company had $17.4 million of gross unrealized losses related to available-for-sale fixed income securities as of March 31, 2010. Corporate bonds represent 41.9% of the fair value of our fixed maturities and 96.7% of the total unrealized losses of our fixed maturities. The Company owns 149 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 6.0%, 33.2% and 2.7%, respectively, and 0.8%, 93.3% and 2.6% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks that have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance brokers, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.  See “—Reinsurance.”

Interest Rate Risk. We had fixed maturity securities (excluding $2.5 million of time and short-term deposits) with a fair value and carry value of $1,145.8 million as of March 31, 2010 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of March 31, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$1,072,802	$(73,015)	(12.1)%
100 basis point increase	1,110,094	(35,723)	(5.9)
No change	1,145,817	—	—
100 basis point decrease	1,175,973	30,156	5.0
200 basis point decrease	1,201,264	55,447	9.2

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and IGI. While the functional currency of AIU and IGI are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $2.1 million after tax realized currency loss based on our outstanding foreign denominated reserves of $65.9 million at March 31, 2010.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2010, the equity securities in our investment portfolio had a fair value of $54.2 million, representing approximately four percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2010.

The hypothetical scenarios below assume that the Company’s Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in Thousands)
5% increase	$56,951	$2,712	0.4
No change	54,239	—	—
5 % decrease	51,527	(2,712)	(0.4)%

Off Balance Sheet Risk. The Company has exposure or risk related to securities sold but not yet purchased.

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files of submits under the Exchange Act is timely recorded, processed, summarized and reported, and accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3. Legal Proceedings included in the Company’s Annual Report Form 10-K for the period ended December 31, 2009 for a description of the Company’s legal proceedings.

Item 1A.  Risk Factors

Item 1A of the Annual Report Form 10-K for the year ended December 31, 2009 presents risk factors that may affect the Company’s future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6.   Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2010.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2010.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: May 10, 2010	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer