Form 10-Q
period 2010-06-30
Amtrust Financial Services, Inc.
filed 2010-08-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 2, 2010, the Registrant had one class of Common Stock ($.01 par value), of which 59,464,977 shares were issued and outstanding.

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,047,827; $1,080,914)	$1,063,472	$1,085,362
Equity securities, available-for-sale, at market value (cost $54,553; $60,639)	45,937	50,355
Short-term investments	990	31,265
Equity investment in unconsolidated subsidiaries – related party	74,359	1,288
Other investments	13,323	12,746
Total investments	1,198,081	1,181,016
Cash and cash equivalents	316,409	233,810
Accrued interest and dividends	6,326	7,617
Premiums receivable, net	654,780	495,871
Note receivable – related party	23,822	23,224
Reinsurance recoverable	360,564	349,695
Reinsurance recoverable – related party	335,973	293,626
Prepaid reinsurance premium	166,477	148,425
Prepaid reinsurance premium – related party	279,983	262,128
Prepaid expenses and other assets	97,027	85,108
Federal income tax receivable	—	364
Deferred policy acquisition costs	222,519	180,179
Deferred income taxes	—	7,615
Property and equipment, net	14,916	15,858
Goodwill	59,764	53,156
Intangible assets	65,941	62,672
	$3,802,582	$3,400,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,154,615	$1,091,944
Unearned premiums	960,432	871,779
Ceded reinsurance premiums payable	144,501	75,032
Ceded reinsurance premium payable – related party	93,390	86,165
Reinsurance payable on paid losses	2,819	1,238
Funds held under reinsurance treaties	620	690
Securities sold but not yet purchased, at market	70,328	16,315
Securities sold under agreements to repurchase, at contract value	238,252	172,774
Accrued expenses and other current liabilities	165,797	180,325
Deferred tax liability	4,194	—
Federal tax payable	9,762	—
Derivatives liabilities	220	1,893
Note payable on collateral loan – related party	167,975	167,975
Non interest bearing note payable – net of unamortized discount of $922; $1,372	14,078	21,128
Term loan	13,333	20,000
Junior subordinated debt	123,714	123,714
Total liabilities	3,164,030	2,830,972
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,280 and 84,179 issued in 2010 and 2009, respectively; 59,464 and 59,314 outstanding in 2010 and 2009, respectively	843	842
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	546,015	543,977
Treasury stock at cost; 24,816 and 24,866 shares in 2010 and 2009, respectively	(300,278)	(300,889)
Accumulated other comprehensive loss	(11,716)	(17,020)
Retained earnings	403,688	342,482
Total stockholders’ equity	638,552	569,392
	$3,802,582	$3,400,364

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Premium income:
Net written premium	$196,394	$137,120	$385,808	$273,299
Change in unearned premium	(133)	(317)	(41,447)	(4,073)
Net earned premium	196,261	136,803	344,361	269,226
Ceding commission – primarily related party	32,958	32,278	65,206	59,869
Service and fee income	6,241	5,711	11,539	11,282
Service and fee income – related party	2,880	1,896	5,548	3,779
Net investment income	14,686	13,799	28,285	27,790
Net realized loss on investments	(6,544)	(7,709)	(4,759)	(16,947)
Total revenues	246,482	182,778	450,180	354,999
Expenses:
Loss and loss adjustment expense	121,510	76,585	211,331	151,500
Acquisition costs and other underwriting expenses	79,579	64,587	140,925	122,741
Other	9,336	5,774	15,570	10,968
Total expenses	210,425	146,946	367,826	285,209
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	36,057	35,832	82,354	69,790
Other income (expenses):
Foreign currency gain	755	611	38	644
Interest expense	(3,063)	(4,007)	(6,635)	(8,178)
Total other expenses	(2,308)	(3,396)	(6,597)	(7,534)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	33,749	32,436	75,757	62,256
Provision for income taxes	8,839	5,448	24,007	10,704
Income before equity in earnings (loss) of unconsolidated subsidiaries	24,910	26,988	51,750	51,552
Equity in earnings (loss) of unconsolidated subsidiaries – related party	5,913	(217)	17,773	(619)
Net Income	30,823	26,771	69,523	50,933

Earnings per common share:
Basic earnings per common share	$0.52	$0.45	$1.17	$0.86
Diluted earnings per common share	$0.51	$0.45	$1.15	$0.85
Dividends declared per common share	$0.07	$0.06	$0.14	$0.11

Net realized loss on investments:
Total other-than-temporary impairment losses	$(12,007)	$(10,786)	$(17,145)	$(12,213)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(12,007)	(10,786)	(17,145)	(12,213)
Other net realized gain (loss) on investments	5,463	3,077	12,386	(4,734)
Net realized investment loss	$(6,544)	$(7,709)	$(4,759)	$(16,947)

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income from continuing operations	$69,523	$50,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,945	4,415
Equity earnings and gain on investment in unconsolidated subsidiaries	(17,773)	-
Realized loss (gain) on marketable securities	(12,386)	4,734
Non-cash write-down of marketable securities	17,145	12,213
Discount on notes payable	450	596
Stock compensation expense	1,860	1,812
Bad debt expense	3,510	1,951
Foreign currency (gain)	(38)	(644)
Changes in assets - (increase) decrease:
Premium and notes receivable	(162,419)	33,890
Reinsurance recoverable	(10,869)	18,004
Reinsurance recoverable – related party	(42,347)	(44,775)
Deferred policy acquisition costs, net	(42,340)	(33,516)
Prepaid reinsurance premiums	(18,052)	(7,149)
Prepaid reinsurance premiums – related party	(17,855)	7,659
Prepaid expenses and other assets	(739)	9,850
Deferred tax asset	(4,170)	27,117
Changes in liabilities - increase (decrease):
Reinsurance premium payable	69,469	(9,294)
Reinsurance premium payable – related party	25,011	(13,283)
Loss and loss expense reserve	62,671	43,587
Unearned premiums	88,653	7,927
Funds held under reinsurance treaties	(70)	77
Accrued expenses and other current liabilities	(10,896)	(3,270)
Net cash provided by operating activities	6,283	112,834
Cash flows from investing activities:
Net sales (purchases) of securities with fixed maturities	95,734	36,935
Net (purchases) sales of equity securities	4,502	(4,615)
Net sales of other investments	(577)	441
Investment in ACAC	(53,055)	-
Acquisition of subsidiaries, net of cash obtained	(3,553)	-
Acquisition of renewal rights and goodwill	-	(910)
Purchase of property and equipment	(1,677)	(1,833)
Net cash provided by investing activities	41,374	30,018
Cash flows from financing activities:
Repurchase agreements, net	65,478	(53,887)
Term loan payment	(6,667)	(6,666)
Non-interest bearing note payment	(7,500)	(7,500)
Repurchase of common stock	-	(5,492)
Stock option exercise	790	95
Dividends distributed on common stock	(7,713)	(5,970)
Net cash provided by (used in) financing activities	44,388	(79,420)
Effect of exchange rate changes on cash	(9,446)	2,387
Net increase in cash and cash equivalents	82,599	65,819
Cash and cash equivalents, beginning of the period	233,810	192,053
Cash and cash equivalents, end of the period	$316,409	$257,872
Supplemental Cash Flow Information:
Income tax payments	$7,258	$9,098
Interest payments on debt	8,434	8,296

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to us.

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

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, Earnings per Share, clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This new guidance was effective for financial statements issued for fiscal years that began after December 15, 2008 and required all presented prior-period earnings per share data to be adjusted retrospectively. The Company issued participating securities during 2010 and therefore this guidance is applicable to the Company for the period ended June 30, 2010. The guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

Prospective Accounting Literature

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 09-G, Clarification of the Definition of Deferred Acquisition Costs (DAC) of Insurance Entities and intends to clarify the definition of what constitutes an acquisition cost and the types of acquisition costs capitalized by an insurance entity. In November 2009, the EITF reached a consensus-for-exposure that would limit the costs an entity can include in DAC to those that are “directly related to” the acquisition of new and renewal insurance contracts. The EITF clarified that the direct costs only include those that result in the successful acquisition of a policy and exclude all costs incurred for unsuccessful efforts, along with indirect costs. The consensus-for-exposure would require that an entity include only actual costs, not costs expected to be incurred, in DAC.

On March 18, 2010, the EITF affirmed the previous conclusions from the proposed consensus that indirect costs and costs of unsuccessful activities should not be included in capitalized acquisition costs. The EITF also agreed that advertising costs should be capitalized only when certain requirements are met. There were further questions on how accounting for advertising costs interacts with the DAC impairment model and further analysis was requested. A working group was formed to assist the staff in advising the EITF on the effective date and transition questions. They met in May 2010 and issued a report that was discussed at an EITF meeting on July 29, 2010. At that meeting, the EITF affirmed the previous conclusions from the proposed consensus. This literature has the potential to significantly impact the way insurance companies account for DAC, and therefore, could potentially have a significant impact on results of operations. It would result in the need to identify and recognize, as period costs, those amounts associated with unsuccessful acquisition efforts in addition to indirect costs. Amounts associated with successful acquisition efforts would continue to be capitalized and charged to expense in proportion to premium revenue recognized. As an example, under current guidance, underwriter salaries are capitalized and amortized over the period in which the associated premium written is earned as revenue. Under the proposed guidance, companies would be required to identify the portion of underwriter salaries that could be attributed to unsuccessful acquisition efforts and expense that amount in the current period. EITF Issue No. 09-G is effective for interim and annual periods beginning on or after December 15, 2011, with either prospective or retrospective application being permitted. The Company is currently evaluating the guidance for its impact on its results of operations, financial position and liquidity.

3.	Investments

(a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of June 30, 2010, are presented in the table below:

(Amounts in thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$5,621	$—	$(509)	$5,112
Common stock	48,932	3,067	(11,174)	40,825
U.S. treasury securities	32,170	1,568	—	33,738
U.S. government agencies	41,506	750	—	42,256
Municipal bonds	32,844	1,263	(2)	34,105
Corporate bonds and other bonds:
Finance	423,248	9,265	(21,704)	410,809
Industrial	49,414	2,889	(698)	51,605
Utilities	25,006	1,210	(16)	26,200
Commercial mortgage backed securities	2,102	93	-	2,195
Residential mortgage backed securities:
Agency backed	430,619	20,224	-	450,843
Non-agency backed	7,985	596	(9)	8,572
Asset-backed securities	2,933	216	-	3,149
	$1,102,380	$41,141	$(34,112)	$1,109,409

Proceeds from the sale of investments during the six months ended June 30, 2010 were approximately $369,726.

 (b) Investment Income

Net investment income for the three and six months ended June 30, 2010 and 2009 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Fixed maturities	$11,666	$11,582	$23,370	$23,464
Equity securities	32	163	359	351
Cash and cash equivalents	1,910	1,768	2755	3,572
Note receivable - related party	1,204	821	2,049	1,633
	14,812	14,334	28,533	29,020
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	126	535	248	1,230
	$14,686	$13,799	$28,285	$27,790

(c) Other-Than-Temporary Impairment

Other-than-temporary impairment (“OTTI”) charges of our fixed-maturities and equity securities for the three and six months ended June 30, 2010 and 2009 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Equity securities	$1,467	$8,761	$6,605	$10,188
Fixed maturities	10,540	2,025	10,540	2,025
	$12,007	$10,786	$17,145	$12,213

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2010:

	Less Than 12 Months			12 Months or More			Total
(Amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses

Common and preferred stock	$21,198	$(9,215)	23	$7,696	$(2,468)	87	$28,894	$(11,683)
Municipal bonds	—	—		350	(2)	1	350	(2)
Corporate bonds:
Finance	51,877	(1,230)	13	172,249	(20,474)	38	224,126	(21,704)
Industrial	16,995	(698)	3	—	—	1	16,995	(698)
Utilities	—	—	—	2,065	(16)	2	2,065	(16)
Residential mortgage backed securities:
Non-agency backed	—	—	—	22	(9)	1	22	(9)
Total temporarily impaired	$90,070	$(11,143)	39	$182,382	$(22,969)	130	$272,452	$(34,112)

There are 169 securities at June 30, 2010 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the length of time the security’s fair value has been below its amortized cost, the nature of the investment and management’s intent to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps and Credit Default Swaps as of June 30, 2010:

	Remaining Life of Notional Amount (1)
(Amounts in thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$13,333	$—	$—	$13,333
Credit default swaps	—	2,000	—	—	2,000
	$—	$15,333	$—	$—	$15,333

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of June 30, 20010 was $69,288 for fixed maturity securities, which consisted of U.S. treasuries and corporate bonds, and $1,040 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased, may exceed the amount reflected at June 30, 2010. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of June 30, 2010, there were $238,252 principal amount outstanding at interest rates between .30% and .35% per annum. Interest expense associated with these repurchase agreements for the three months ended June 30, 2010 and 2009 was $125 and $535, respectively, of which $136 was accrued as of June 30, 2010. Interest expense associated with the repurchase agreements for the six months ended June 30, 2010 and 2009 was $248 and $1,230, respectively. The Company has approximately $241,847 of collateral pledged in support of these agreements.

4.	Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2010:

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$33,738	$33,738	$-	$-
U.S. government agencies	42,256	-	42,256	-
Municipal bonds	34,105	-	34,105	-
Corporate bonds and other bonds:
Finance	410,809	-	410,809	-
Industrial	51,605	-	51,605	-
Utilities	26,200	-	26,200	-
Commercial mortgage backed securities	2,195	-	2,195	-
Residential mortgage backed securities:
Agency backed	450,843	-	450,843	-
Non-agency backed	8,572	-	8,572	-
Asset-backed securities	3,149	-	3,149	-
Equity securities	45,937	45,937	-	-
Short term investment	990	990
Other investments	13,323	-	-	13,323
	$1,123,722	$80,665	$1,029,734	$13,323
Liabilities:
Equity securities sold but not yet purchased, market	$1,040	$1,040	$-	$-
Fixed maturity securities sold but not yet purchased, market	69,288	52,328	16,960	-
Securities sold under agreements to repurchase, at contract value	238,252	-	238,252	-
Derivatives	220	-	-	220
	$308,800	$53,368	$255,212	$220

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three and six months ended June 30, 2010 and 2009:

(Amounts in thousands)	Assets	Liabilities	Total
Beginning balance as of April 1, 2010	$14,019	$(353)	$13,666
Total net gains (losses) included in:
Net income	-	133	133
Other comprehensive loss	(685)	-	(685)
Purchases and issuances	108	-	108
Sales and settlements	(119)	-	(119)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of June 30, 2010	$13,323	$(220)	$13,103

(Amounts in thousands)	Assets	Liabilities	Total
Beginning balance as of January 1, 2010	$12,746	$(1,893)	$10,853
Total net gains (losses) included in:
Net income	277	133	410
Other comprehensive loss	296	-	296
Purchases and issuances	123	-	123
Sales and settlements	(119)	1,540	1,421
Net transfers into (out of) Level 3	-	-	-
Ending balance as of June 30, 2010	$13,323	$(220)	$13,103

(Amounts in thousands)	Assets	Liabilities	Total
Beginning balance as of April 1, 2009	$19,145	$(982)	$18,163
Total net gains (losses) included in:
Net income	15	(139)	(124)
Other comprehensive loss	-	-	-
Purchases and issuances	-	-	-
Sales and settlements	(403)	(1,199)	(1,602)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of June 30, 2009	$18,757	$(2,320)	$16,437

(Amounts in thousands)	Assets	Liabilities	Total
Beginning balance as of January 1, 2009	$21,352	$(1,439)	$19,913
Total net gains (losses) included in:
Net income	(39)	(123)	(162)
Other comprehensive loss	-	-	-
Purchases and issuances	138		138
Sales and settlements	(2,694)	(758)	(3,452)
Net transfers into (out of) Level 3	-	-	-
Ending balance as of June 30, 2009	$18,757	$(2,320)	$16,437

The Company had no transfers between levels during the three and six months ended June 30, 2010 and 2009.

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above in this note. The carrying values of cash, short term investments and investment income accrued approximate their fair values;

•	Premiums Receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset; and

•
Subordinated Debentures and Debt: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

5.	Debt

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of June 30, 2010 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of June 30, 2010:

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

The Company recorded $2,552 of interest expense for the three months ended June 30, 2010 and 2009 and $5,104 of interest expense for the six months ended June 30, 2010 and 2009, respectively, related to these trust preferred securities.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of the loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and end on June 3, 2011. As of June 30, 2010, the principal balance was $13,333. The loan carries a variable interest rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin rate, which is 185 basis points. As of June 30, 2010 the interest rate was 2.1%. The Company recorded $211 and $385 of interest expense for the three months ended June 30, 2010 and 2009, respectively, and $463 and $842 of interest expense for the six months ended June 30, 2010 and 2009, respectively. The Company can prepay any amount without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from a variable to a fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points, or 5.32%, and receives a variable rate in return based on LIBOR plus a margin rate, which is 185 basis points. The variable rate is reset every three months, at which time the interest is settled and is recognized as adjustments to interest expense. The Company recorded interest expense of $33 and $164 for the three months ended June 30, 2010 and 2009, respectively, and $65 and $439 for the six months ended June 30, 2010 and 2009 related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first two were paid in 2009 and 2010, respectively, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $210 and $283 of amortized discount on the note in its results of operations for the three months ended June 30, 2010 and 2000, respectively and $450 and $596 for the six months ended June 30, 2010 and 2009, respectively. The note’s carrying value at June 30, 2010 was $14,078.

Line of Credit

On June 30, 2010, the Company extended the term of its unsecured $30,000 line of credit with JP Morgan Chase, N.A. to June 30, 2011. The line is used for collateral for letters of credit. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of June 30, 2010, there was no outstanding balance on the line of credit. At June 30, 2010, the Company had outstanding letters of credit in place for $25,495 that reduced the availability on the line of credit to $4,505.

Maturities of Debt

Maturities of the Company’s debt subsequent to June 30, 2010 are as follows:

(Amounts in thousands)	2010	2011	2012	2013	2014	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	6,666	6,667	—	—	—	—
Promissory note	—	6,716	7,362	—	—	—
Total	$6,666	$13,383	$7,362	$—	$—	$123,714

6.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Policy acquisition expenses	$50,122	$34,776	$75,413	$64,024
Salaries and benefits	23,062	20,660	48,415	39,941
Other insurance general and administrative expense	6,395	9,151	17,097	18,776
	$79,579	$64,587	$140,925	$122,741

7.	Earnings Per Share

Effective January 1, 2009 the Company adopted ASC subtopic 260-10, Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, requiring the two-class method of computing earnings per share. The prior period earnings per share data was not required to be retrospectively adjusted as all participating securities were issued in 2010.

The following is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands except per share)	2010	2009	2010	2009

Basic earnings per share:
Net income	$30,823	$26,771	$69,523	$50,933
Less: Net income allocated to participating securities	26	-	32	-
Net income allocated to common shareholders	$30,797	$26,771	$69,491	$50,933

Weighted average shares outstanding – basic	59,486	59,338	59,412	59,551
Less: Weighted average participating shares outstanding	50	-	27	-
Weighted average common shares outstanding – basic	59,436	59,338	59,385	59,551
Net income per common share - basic	$0.52	$0.45	$1.17	$0.86

Diluted earnings per share:
Net income	$30,823	$26,771	$69,523	$50,933
Less: Net income allocated to participating securities	26	-	32	-
Net income allocated to common shareholders	$30,797	$26,771	$69,491	$50,933

Weighted average common shares outstanding – basic	59,436	59,338	59,385	59,551
Plus: Dilutive effect of stock options, other	920	397	887	312
Weighted average common shares outstanding – dilutive	60,356	59,735	60,272	59,863
Net income per common share - diluted	$0.51	$0.45	$1.15	$0.85

As of June 30, 2010, there were approximately 500 of anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

During the three months ended June 30, 2010, the Company adopted the 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. All remaining unissued shares related to the Company’s previously existing 2005 and Equity and Incentive Plan were absorbed into the Plan. As of June 30, 2010, approximately 5,930,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

The following schedule shows all options granted, exercised and expired under the Plan for the six months ended June 30, 2010 and 2009:

	2010		2009
(Amounts in thousands except per share)	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	4,168	$7.00-15.02	3,728	$7.00-15.02
Granted	141	12.82-14.25	423	8.99-11.40
Exercised	(101)	7.50	(13)	7.50
Cancelled or terminated	(32)	7.50-14.55	(86)	7.50-14.55
Outstanding end of period	4,176	$7.00-15.02	4,052	$7.00-15.02

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $3.66 and $2.94, respectively.

During the first six months of 2010, the Company issued 50,000 shares of restricted stock with a market value of approximately $700. The Board has set a four year vesting period for the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $49 related to this grant during the three months ended June 30, 2010.

During the first six months of 2010, the Company issued approximately 90,000 RSUs with a market value of approximately $1,250. The Board has set a four year vesting period for RSUs. The fair value of each RSU is equal to the market price of the Company’s common stock at the date of grant. Expense relating to the RSU grant is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $39 related to RSU grants during the three months ended June 30, 2010.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $1,035 and $1,141 for the three months ended June 30, 2010 and 2009, respectively and $1,860 and $1,812 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 there was approximately $5,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Net income	$30,823	$26,771	$69,523	$50,933
Unrealized holding gain (loss)	1,999	46,960	14,151	40,404
Foreign currency translation	(3,300)	3,963	(8,847)	3,123
Comprehensive income	$29,522	$77,694	$74,827	94,460

10.	Income Taxes

Income tax expense for the three months ended June 30, 2010 and 2009 was $8,839 and $5,448, respectively, and $24,007 and $10,704 for the six months ended June 30, 2010 and 2009, respectively. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries	$33,749	$32,436	$75,757	$62,256
Equity in earnings (loss) of unconsolidated subsidiaries	5,913	(217)	17,773	(619)
	$39,662	$32,219	$93,530	$61,637

Income taxes at statutory rates	$13,882	$11,277	$32,736	$21,573
Effect of income not subject to U.S. taxation	(5,724)	(4,675)	(8,969)	(9,888)
Other, net	681	(1,154)	240	(981)
Provision for income taxes as shown on the Condensed Consolidated Statements of Income	$8,839	$5,448	$24,007	$10,704
GAAP effective tax rate	22.3%	16.9%	25.7%	17.4%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2005 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At June 30, 2010, the Company has approximately $1,559 of accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

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

Reinsurance Agreement — Maiden

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of June 30, 2010, assuming full exercise of outstanding warrants, Michael Karfunkel owns or controls approximately 15.0% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 10.5% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.9% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary AmTrust Europe, Ltd. (formerly IGI Insurance Company, Ltd.), net of commissions) and 40% of losses with respect to the Company's current lines of business, excluding personal lines reinsurance business, certain specialty property and casualty lines written in our Specialty Risk and Extended Warranty segment, which Maiden Insurance was offered but declined to reinsure, and risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000, which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of AmTrust’s workers’ compensation exposure, and will share the benefit of the 2010 excess reinsurance protection.

AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company that writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business.

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

The following is the effect on the Company’s balance sheet as of June 30, 2010 and December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 and 2009 related to the Maiden Quota Share agreement:

(Amounts in thousands)	As of June 30, 2010	As of December 31, 2009
Assets and liabilities:
Reinsurance recoverable	$335,973	293,626
Prepaid reinsurance premium	279,983	262,128
Ceded reinsurance premiums payable	(93,390)	(86,165)
Note payable	(167,975)	(167,975)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Results of operations:
Premium written - ceded	$(112,465)	$(90,079)	$(226,557)	$(177,559)
Change in unearned premium - ceded	6,166	2,218	17,855	(4,753)
Earned premium - ceded	$(106,299)	$(87,861)	$(208,702)	$(182,312)

Ceding commission on premium written	$36,124	$27,570	$71,104	$55,123
Ceding commission – deferred	2,925	3,960	5,898	3,525
Ceding commission - earned	$33,199	$31,530	$65,206	$58,648

Incurred loss and loss adjustment expense - ceded	$64,274	$66,908	$135,446	$138,113
Interest expense	25	554	507	1,124

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers domiciled in the U.S., AII currently holds a collateral loan with Maiden Insurance in the amount of $167,975. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of June 30, 2010 was $297,557. Maiden retains ownership of $297,557, which is deposited in reinsurance trust accounts.

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $1,375 and $1,096 of brokerage commission during the three months ended June 30, 2010 and 2009, respectively and $2,885 and $2,229 during the six months ended June 30, 2010 and 2009, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, AmTrust earned an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee was reduced to 0.20% per annum and was further reduced to 0.15% per annum once the average invested assets exceed $1,000,000. As a result of this agreement, the Company recorded approximately $662 and $618 of investment management fees for the three months ended June 30, 2010 and 2009, respectively, and $1,341 and $1,215 for the six months ended June 30, 2010 and 2009, respectively.

 Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to the amount required to reimburse AmTrust for its costs plus 8%. As a result of this agreement, the Company recorded approximately $0 and $182 for the three months ended June 30, 2010 and 2009, respectively, and $45 and $335 for the six months ended June 30, 2010 and 2009, respectively.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share. AII is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loans, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of June 30, 2010. The Company recorded $25 and $554 of interest expense during the three months ended June 30, 2010 and 2009, respectively, and $507 and $1,124 during the six months ended June 30, 2010 and 2009, respectively.

Other Reinsurance Agreements

Between January 1, 2008 and January 1, 2010, Maiden was a 45% participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provided coverage in the amount of $9,000 per occurrence in excess of $1,000, subject to an annual aggregate deductible of $1,250. From January 1, 2008 through June 30, 2009, Maiden was one of two participating reinsurers in the layer and participated on the same market terms and conditions as the other participant. Effective July 1, 2009, the other participant's participation in the layer was terminated, but Maiden continued to assume 45% of the layer on the existing terms and conditions through the end of the term on January 1, 2010.

As of January 1, 2008, Maiden Insurance had a participation in a $4 million in excess of $1 million specialty transportation program written by the Company. For calendar year 2008, Maiden Insurance’s participation was 50% and for calendar year 2009, Maiden Insurance’s participation was 30%. This program provided primarily, commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators. The participations were sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Several other broker market reinsurers hold the other 50% participation for 2008 and 70% participation for 2009. The agreement terminated January 1, 2010.

Leap Tide Capital Management

In December 2006, the Company formed a wholly-owned subsidiary now named Leap Tide Capital Management, Inc. (LTCMI). LTCMI currently manages approximately $44,000 of the Company’s investment portfolio. Concurrently with the formation of LTCMI, the Company formed Leap Tide Partners, L.P. (“LTP”), a domestic partnership and Leap Tide Offshore, Ltd. (“LTO”), a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in vehicles managed by LTCMI (the “Hedge Funds”). The Company also is a member of Leap Tide Capital Management G.P., LLC (“LTGP”), which is the general partner of LTP. LTCMI earns a management fee equal to 1% of LTP’s and LTO’s assets. LTCMI earns an incentive fee of 20% of the cumulative profits of the LTO. LTGP earns an incentive fee of 20% of the cumulative profits of each limited partner of LTP, 50% of which is allocated to the Company’s membership interest. As of June 30, 2010, the current value of the invested funds in the Hedge Funds was approximately $19,000. The majority of funds invested in the Hedge Funds were provided by members of the Karfunkel family. The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length. A majority of the limited partners have the right to liquidate the limited partnership. In addition, the Company is not the managing member of LTGP. As such, in accordance with FASB ASC 810-20-25, the Company does not consolidate LTP. LTCMI earned fees of approximately $0 under the agreement during the three months ended June 30, 2010 and 2009 and $77 and $0 during the six months ended June 30, 2010 and 2009, respectively.

Lease Agreements

In 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease to increase its leased space to 14,807 square feet and extend the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $160 and $159 for the lease for the three months ended June 30, 2010 and 2009, respectively and $328 and $325 for the six months ended June 30, 2010 and 2009, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Audit Committee reviewed and approved the lease agreement. Effective May 1, 2009, the Company entered into an amended lease to increase its leased space to 7,156 feet and extend the lease through October 31, 2012. The Company paid approximately $78 and $50 for the lease for the three months ended June 30, 2010 and 2009, respectively and $125 and $91 for the six months ended June 30, 2010 and 2009, respectively.

 Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech in a cash merger. The Company contributed $3,850 for a 27% equity interest in Warrantech. Warrantech is an independent developer, marketer and third party administrator of service contracts and after-market warranty primarily for the motor vehicle and consumer product industries. The Company currently insures a majority of Warrantech’s business, which produced gross written premium of approximately $13,000 and $20,000 during the three months ended June 30, 2010 and 2009, respectively and $27,000 and $43,000 during the six months ended June 30, 2010 and 2009. The Company recorded investment loss of approximately $229 and $217 from its equity investment for the three months ended June 30, 2010 and 2009, respectively and $1,146 and $619 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company’s equity interest was approximately $143. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable — related party). Interest on the notes is payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes (“PIK Notes”) in a principal amount equal to the interest not paid in cash on such date. As of June 30, 2010, the carrying value of the note receivable was $23,822 (note receivable — related party).

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2010 and 2009. The Company recorded a total of $226 and $80 for the three months ended June 30, 2010 and 2009, respectively, and $345 and $203 for the six months ended June 30, 2010 and 2009, respectively, for its services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, our Chief Operating Officer. During several prior years, Diversified provided similar services to the Company. While the arrangements were not pre-approved by the Audit Committee, upon subsequent review, the Audit Committee determined that the contracts were not less favorable to the Company than similar services provided at arms-length.

Investment in ACAC

During the three months ended March 31, 2010, the Company completed its strategic investment in American Capital Acquisition Corporation (“ACAC”). ACAC was formed by the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC’s U.S. consumer property and casualty insurance business. Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital required by ACAC, 53,054 shares of Series A Preferred Stock, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and the Company’s conversion rights are subject to customary anti-dilution protections. The Company has the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of the Company’s appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointees). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $6,142 and $8,469 of income during the three and six months ended June 30, 2010 related to its equity investment in ACAC. Additionally, ACAC completed a portion of its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC during the three months ended June 30, 2010. As a result, the Company recorded a gain on its investment in acquired unconsolidated subsidiary in the after tax amount of $10,450 and is included in the income statement in equity in earnings of unconsolidated subsidiaries. In accordance with ASC 805, the gain was applied retrospectively to the three months ended March 31, 2010. ACAC expects to finalize its purchase price accounting by the end of 2010. Upon completion, the Company may be required to adjust its investment in ACAC for additional purchase price adjustments.

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

The acquired GMAC consumer property and casualty insurance business (the “GMAC Business”) is one of the leading writers of automobile coverages through independent agents in the United States. The GMAC Business had a net written premium in excess of $1,000 in 2008 that encompassed all fifty states. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMAC Insurers”).

In connection with the Company’s investment:

(i)
the Company provides ACAC and its affiliates information technology development services at a price of cost plus 20%. In addition, once a new system to be developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. The Company recorded approximately $407 and $622 of fee income for the three and six months ended June 30, 2010, respectively, related to this agreement. The terms and conditions of the above are subject to regulatory approval.

(ii)
the Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. As a result of this agreement, the Company earned approximately $442 and $583 of investment management fees for the three and six months ended June 30, 2010.

(iii)
ACAC is providing the Company with access to its agency sales force to distribute the Company’s products, and ACAC will use its best efforts to have said agency sales team appointed as the Company’s agents.

(iv)	ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the Acquisition.

(v)
the Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMAC Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMAC Insurers , as cedents, and the Company, MK Re, Ltd., a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of net premiums of the personal lines business. The Personal Lines Quota share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC Insurers and assume 50% of the related net losses. The Personal Lines Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the GMAC Insurers on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. The GMAC Insurers also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the Personal Lines Quota Share on 60 days written notice in the event the GMAC Insurers are subject to a change of control, cease writing new and renewal business, effect a reduction in their net retention without the Company’s consent or fail to remit premium as required by the terms of the Personal Lines Quota Share. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. As a result of this agreement, the Company assumed $25,860 and $34,560 of business from the GMAC Insurers during the three and six months ended June 30, 2010. The terms and conditions of the above are subject to final regulatory approval, which is pending.

As a result of these service agreements with ACAC, the Company recorded fees totaling approximately $849 and $1,205 for the three and six months ended June 30, 2010. In addition, in the three months ended June 30, 2010, the Company recorded an accrued liability of approximately $2,500 for advanced fees it received from ACAC that will be applied against future fees owed by ACAC under these service agreements. As of June 30, 2010, the outstanding balance related to these service fees and reimbursable costs was approximately $1,627.

12.	Acquisitions

Risk Services

During the three months ended June 30, 2010, the Company completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”) for $11,100. The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC. The Company has a majority ownership interest (80%) in this entity. The Risk Services entities have offices in Florida, Vermont, Nevada, Virginia and Utah, and are broadly licensed. The results of operations for Risk Services were immaterial to the results of operations, financial position and liquidity of the Company during the three months ended and as of June 30, 2010.

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

In May 2010, ACHL acquired all the issued and outstanding stock of Euro International Reinsurance S.A., a Luxembourg domiciled captive insurance company, from TALANX AG. Euro International Reinsurance S.A. subsequently changed its name to AmTrust Re Delta. The purchase price of Euro International Reinsurance S.A. was approximately $58,300. The Company recorded approximately $65,700 of cash, intangible assets of $8,600 and a deferred tax liability of $16,000. The Company assigned a life of two years to the intangible assets.

In June 2010, AmTrust Re Beta and AmTrust Re Gamma merged into AmTrust Re Omega and AmTrust Re 2007 (Luxembourg), respectively, with AmTrust Re Omega and AmTrust Re 2007 (Luxembourg) continuing as the surviving entities.

The aforementioned ACHL transactions allow the Company to obtain the benefit of the Captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with a subsidiary of the Company.

CyberComp

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network of and renewal rights to CyberComp (“CyberComp”), a Swiss Re web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3,000 which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with FASB ASC 805, the Company recorded a purchase price of $6,300 which consisted of $2,800 of renewal rights, $2,300 of distribution networks, $700 of trademarks and $500 of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. The Company produced approximately $12,000 and $25,700 of gross written premium during the three and six months ended June 30, 2010 from this transaction.

13.	Contingent Liabilities

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

The Company currently operates four business segments, Small Commercial Business; Specialty Risk and Extended Warranty; Specialty Program (formerly known as Specialty Middle Market Business); and Personal Lines Reinsurance. The Company formed the Personal Lines Reinsurance Segment in connection with the quota share agreement entered into with GMAC Insurers during the three months ended March 31, 2010. The “Corporate & Other” segment represents fee revenue earned primarily through agreements with Maiden and ACAC as well as the equity in earnings of unconsolidated subsidiaries in ACAC and Warrantech. In 2009, the Company classified its proportionate share of earnings from its investment in Warrantech in investment income and realized gains and was allocated to the Company’s operating segments. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment, such as deferred acquisition cost, reinsurance recoverable, goodwill and intangible assets and prepaid reinsurance, while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on net written premium by segment. Income taxes are allocated on a pro rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance. The following tables summarize business segments for the three and six months ended June 30, 2010 and 2009.

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended June 30, 2010:
Gross written premium	$107,600	$197,470	$77,712	$25,860	$—	$408,642
Net written premium	56,052	74,216	40,266	25,860	—	196,394
Change in unearned premium	9,208	12,371	(5,205)	(16,507)	—	(133)
Net earned premium	65,260	86,587	35,061	9,353	—	196,261

Ceding commission - primarily related party	12,954	12,927	7,077	—	—	32,958

Loss and loss adjustment expense	(39,347)	(54,064)	(22,253)	(5,846)	—	(121,510)
Acquisition costs and other underwriting expenses	(30,541)	(29,338)	(16,660)	(3,040)	—	(79,579)
	(69,888)	(83,402)	(38,913)	(8,886)	—	(201,089)

Underwriting income	8,326	16,112	3,225	467	—	28,130

Service and fee income	2,978	3,261	—	—	2,882	9,121
Investment income and realized gain (loss)	3,096	2,584	1,873	589	—	8,142
Other expenses	(2,933)	(3,736)	(1,967)	(700)	—	(9,336)
Interest expense	(928)	(1,174)	(689)	(272)	—	(3,063)
Foreign currency loss	—	755	—	—	—	755
Provision for income taxes	(2,737)	(4,692)	(627)	(23)	(760)	(8,839)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	5,913	5,913
Net income	$7,802	$13,110	$1,815	$61	$8,035	30,823

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three months ended June 30, 2009:
Gross written premium	$109,141	$92,635	$68,453	$—	$270,229

Net Written Premium	54,332	47,254	35,534	—	137,120
Change in unearned premium	7,165	(3,310)	(4,172)	—	(317)
Net Earned Premium	61,497	43,944	31,362	—	136,803

Ceding commission – primarily related party	17,091	6,175	9,012	—	32,278

Loss and loss adjustment expense	(37,090)	(19,525)	(19,970)	—	(76,585)
Acquisition costs and other underwriting expenses	(34,105)	(12,314)	(18,168)	—	(64,587)
	(71,195)	(31,839)	(38,138)	—	(141,172)

Underwriting income	7,393	18,280	2,236	—	27,909

Service and fee income	3,207	2,547	—	1,853	7,607
Investment income and realized gain (loss)	3,081	1,722	1,288	—	6,091
Other expense	(2,356)	(1,974)	(1,444)	—	(5,774)
Interest expense	(1,604)	(1,390)	(1,013)	—	(4,007)
Foreign currency gain	—	611	—	—	611
Provision for income taxes	(1,644)	(3,310)	(188)	(307)	(5,449)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	(217)	(217)
Net income	$8,077	$16,486	$879	$1,329	$26,771

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Six months ended June 30, 2010:
Gross written premium	$230,302	$349,644	$132,367	$34,560	$—	$746,873

Net written premium	117,490	160,265	73,493	34,560	—	385,808
Change in unearned premium	7,374	(21,914)	(1,700)	(25,207)	—	(41,447)
Net earned premium	124,864	138,351	71,793	9,353	—	344,361

Ceding commission - primarily related party	34,180	20,830	10,196	—	—	65,206

Loss and loss adjustment expense	(74,435)	(85,224)	(45,826)	(5,846)	—	(211,331)
Acquisition costs and other underwriting expenses	(64,722)	(44,049)	(29,114)	(3,040)	—	(140,925)
	(139,157)	(129,273)	(74,940)	8,886	—	(352,256)

Underwriting income	19,887	29,908	7,049	467	—	57,311

Service and fee income	5,552	5,987	—	—	5,548	17,087
Investment income and realized gain (loss)	9,752	7,867	5,102	805	—	23,526
Other expenses	(5,125)	(6,583)	(2,983)	(879)	—	(15,570)
Interest expense	(2,185)	(2,805)	(1,271)	(374)	—	(6,635)
Foreign currency loss	—	38	—	—	—	38
Provision for income taxes	(8,835)	(10,905)	(2,503)	(6)	(1,758)	(24,007)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	17,773	17,773
Net income	$19,046	$23,507	$5,394	$13	$21,563	69,523

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six months ended June 30, 2009:
Gross written premium	$236,611	$175,343	$125,802	$—	$537,756

Net Written Premium	124,791	85,513	62,995	—	273,299
Change in unearned premium	(5,203)	(894)	2,024	—	(4,073)
Net Earned Premium	119,588	84,619	65,019	—	269,226

Ceding commission – primarily related party	36,867	12,202	10,800	—	59,869

Loss and loss adjustment expense	(72,484)	(37,343)	(41,673)	—	(151,500)
Acquisition costs and other underwriting expenses	(68,259)	(25,017)	(29,465)	—	(122,741)
	(140,743)	(62,360)	(71,138)	—	(274,241)

Underwriting income	15,712	34,461	4,681	—	54,854

Service and fee income	6,696	4,685	—	3,680	15,061
Investment income and realized gain (loss)	5,449	3,186	2,208	—	10,843
Other expenses	(5,017)	(3,401)	(2,550)	—	(10,968)
Interest expense	(3,741)	(2,536)	(1,901)	—	(8,178)
Foreign currency gain	—	644	—	—	644
Provision for income taxes	(3,284)	(6,368)	(419)	(633)	(10,704)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	(619)	(619)
Net income	$15,815	$30,671	$2,019	$2,428	$50,933

The following tables summarize business segments as follows as of June 30, 2010 and December 31, 2009:

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of June 30, 2010:
Fixed assets	$4,910	$6,306	$2,858	$842	$—	$14,916
Goodwill and intangible assets	79,280	31,052	15,373	—	—	125,705
Total assets	1,539,274	1,444,575	711,917	106,816	—	3,802,582

As of December 31, 2009:
Fixed assets	$6,471	$5,788	$3,599	$—	$—	$15,858
Goodwill and intangible assets	80,849	19,319	15,660	—	—	115,828
Total assets	1,582,247	1,001,347	816,770	—	—	3,400,364

The following table summarizes the unconsolidated ACAC equity method investment results of operations for the three and six months ended June 30, 2010:

(Amounts in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Gross written premium	$263,019	367,129
Net earned premium	195,816	278,455
Income from continuing operations	29,633	39,853
Net income	29,633	89,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are intended to be covered by the safe harbors created thereby. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve assumptions relating to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for our products, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the period ended December 31, 2009, and our quarterly reports on Form 10-Q . The projections and statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe are underserved by the market generally. We have grown by hiring teams of underwriters with expertise in our specialty lines and acquiring companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in four business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the United States.

•
Specialty Risk and Extended Warranty. We provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability.

•
Specialty Program. We write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

•
Personal Lines Reinsurance. We reinsure 10% of the net premiums of the GMAC Business, pursuant to the Personal Lines Quota Share with the GMAC Insurers. See discussion below related to ACAC investment.

We transact business primarily through eleven insurance company subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A (Excellent)	Small commercial, middle market property & casualty, specialty risk & extended warranty and reinsurance for GMAC	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	Unrated	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Company (“MCIC”)	A (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A (Excellent)	Small Commercial Business	United States	Kansas
AmTrust Lloyd’s Insurance Company of Texas (“ALICT”) (formerly Trinity Lloyd’s Insurance Company)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	Ireland
AmTrust Europe, Ltd. (“AEL”) (formerly IGI Insurance Company, Ltd.)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A (Excellent)	Reinsurance for consolidated subsidiaries	United States and European Union	Bermuda

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

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. Insurance premiums are earned on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2010 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2010 and the other half in 2011. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 35 months, but range in duration from one month to 120 months.

Ceding Commission. Ceding commission is a commission we receive from ceding gross written premium to third party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commission, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of our individual segments. As such, we allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle, and we revise our estimates as we receive additional information about the condition of injured employees and claimants and the costs of their medical treatment. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and loss adjustment expense incurred to net premiums earned.

Net Expense Ratio. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses less ceding commission to net premiums earned. As we allocate certain acquisition costs and other underwriting expenses based on premium volume to our segments, net loss ratio on a segment basis may be impacted period over period by a shift in the mix of net written premium.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 19.8% and 24.4% for the three months ended June 30, 2010 and 2009, respectively and 22.4% and 23.4% for the six months ended June 30, 2010 and 2009, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 85.7% and 79.6% for the three months ended June 30, 2010 and 2009, respectively and 83.4% and 79.6% for the six months ended June 30, 2010 and 2009, respectively.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2009.

Investment in ACAC

During the three months ended March 31, 2010, we completed our strategic investment in American Capital Acquisition Corporation (“ACAC”). We formed ACAC with Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC’s U.S. consumer property and casualty insurance business. Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of $53 million, which was equal to 25% of the capital required by ACAC, 53,054 shares of Series A Preferred Stock, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at our option, into 21.25% of the issued and outstanding Common Stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of our appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including our appointees). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded $6.1 million and $8.5 million of income during the three and six months ended June 30, 2010 related to our equity investment in ACAC. Additionally, ACAC completed a portion of its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC during the three months ended June 30, 2010. As a result, we recorded a retrospective gain on our equity investment in ACAC of $10.4 million that is included in the income statement in equity in earnings of unconsolidated subsidiaries. ACAC expects to finalize its purchase price accounting by the end of 2010. Upon completion, we may be required to adjust our investment in ACAC for additional purchase price adjustments.

We, the Trust and Michael Karfunkel, individually, each shall be required to make our, its or his proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement, which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. Our proportionate share of such deferred payments shall not exceed $22.5 million.

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$408,642	$270,229	$746,873	$537,756

Net written premium	$196,394	$137,120	$385,808	$273,299
Change in unearned premium	(133)	(317)	(41,447)	(4,073)
Net earned premium	196,261	136,803	344,361	269,226
Ceding commission – primarily related party	32,958	32,278	65,206	59,869
Service and fee income	6,241	5,711	11,539	11,282
Service and fee income – related parties	2,880	1,896	5,548	3,779
Net investment income	14,686	13,799	28,285	27,790
Net realized loss on investments	(6,544)	(7,709)	(4,759)	(16,947)
Total revenues	246,482	182,778	450,180	354,999

Loss and loss adjustment expense	121,510	76,585	211,331	151,500
Acquisition costs and other underwriting expenses	79,579	64,587	140,925	122,741
Other	9,336	5,774	15,570	10,968
Total expenses	210,425	146,946	367,826	285,209
Income before other income (expense), income taxes and equity earnings (loss) of unconsolidated subsidiaries	36,057	35,832	82,354	69,790

Other income (expense):
Foreign currency gain	755	611	38	644
Interest expense	(3,063)	(4,007)	(6,635)	(8,178)
Total other expense	(2,308)	(3,396)	(6,597)	(7,534)
Income before other income (expense), income taxes and equity earnings (loss) of unconsolidated subsidiaries	33,749	32,436	75,757	62,256

Provision for income taxes	8,839	5,448	24,007	10,704
Income before equity in earnings (loss) of unconsolidated subsidiaries	24,910	26,988	51,750	51,552
Equity in earnings (loss) of unconsolidated subsidiaries – related party	5,913	(217)	17,773	(619)
Net income	30,823	26,771	69,523	50,933

Key Measures:
Net loss ratio	61.9%	56.0%	61.4%	56.3%
Net expense ratio	23.8%	23.6%	22.0%	23.4%
Net combined ratio	85.7%	79.6%	83.4%	79.6%

Net realized loss on investments:
Total other-than-temporary impairment losses	$(12,007)	$(10,786)	$(17,145)	$(12,213)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(12,007)	(10,786)	(17,145)	(12,213)
Other net realized gain (loss) on investments	5,463	3,077	12,386	(4,734)
Net realized investment loss	$(6,544)	$(7,709)	$(4,759)	$(16,947)

Consolidated Result of Operations for the Three Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $138.3 million, or 51.2%, to $408.6 million from $270.3 million for the three months ended June 30, 2010 and 2009, respectively. The increase of $138.3 million was primarily attributable to growth in our Specialty Risk and Extended Warranty segment of $108.4 million. The increase in Specialty Risk and Extended Warranty business resulted primarily from new program writings in the U.S. and Europe. Additionally, gross written premium increased by $25.9 million in the three months ended June 30, 2010 from assumed business from the GMAC Insurers.

Net Written Premium. Net written premium increased $59.3 million, or 43.2%, to $196.4 million from $137.1 million for the three months ended June 30, 2010 and 2009, respectively. The increase by segment was: Small Commercial Business - $1.8 million; Specialty Risk and Extended Warranty - $27.0 million; Specialty Program - $4.6 million and Personal Lines - $25.9 million. Net written premium increased during the three months ended June 30, 2010 compared to the equivalent period in 2009 due to the increase in gross written premium and higher retention of premium writings in the three months ended June 30, 2010 compared to the same period in 2009.

Net Earned Premium. Net earned premium increased $59.5 million, or 43.5%, to $196.3 million from $136.8 million for the three months ended June 30, 2010 and 2009. The increase by segment, was: Small Commercial Business - $3.8 million; Specialty Risk and Extended Warranty - $42.7 million; Specialty Program - $3.6 million and Personal Lines - $9.4 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share agreement with Maiden Insurance, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the three months ended June 30, 2010 and 2009 was $33.0 million and $32.3 million, respectively. Ceding commission was flat period over period, despite increased cessions to Maiden, based on an increase in the percentage of business ceded at 31%.

Service and Fee Income. Service and fee income increased $1.5 million, or 19.9%, to $9.1 million from $7.6 million for the three months ended June 30, 2010 and 2009, respectively. The increase was attributable primarily to an increase in administration fees from new warranty business, higher asset management fees and reinsurance brokerage fees from existing agreements with Maiden and asset management fees and IT consulting fees through new agreements with ACAC and its affiliates, which were partially offset by lower servicing carrier contract fees for state workers’ compensation assigned risk plans.

Net Investment Income. Net investment income increased $0.9 million, or 6.5%, to $14.7 million from $13.8 million for the three months ended June 30, 2010 and 2009, respectively. The change period over period related primarily to an increase in the yields on our fixed maturities to 4.2% from 4.1% in 2010 from 2009 resulting from a shift in our mix of fixed maturities that reduced U.S. treasury securities and increased corporate bonds during the second quarter of 2010.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the three months ended June 30, 2010 were $6.5 million, compared to net realized losses of $7.7 million for the same period in 2009. The improvement period over period related to the continued recovery of our equity portfolio and the timing of certain sales within our equity and fixed income portfolio. Additionally, we recorded non-cash write-downs of $12.0 million and $10.8 million during the three months ended June 30, 2010 and 2009, respectively, for securities that we determined to be other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $44.9 million, or 58.7%, to $121.5 million for the three months ended June 30, 2010 from $76.6 million for the three months ended June 30, 2009. Our loss ratio for the three months ended June 30, 2010 and 2009 was 61.9% and 56.0%, respectively. The increase in the loss ratio resulted primarily from the effect in 2009 of a one-time $7.9 million benefit to the Specialty Risk and Extended Warranty segment related to the 2009 acquisition of ACHL.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $15.0 million, or 23.2%, to $79.6 million for the three months ended June 30, 2010 from $64.6 million for the three months ended June 30, 2009. The expense ratio, which remained flat period over period, was 23.8% and 23.6% for the three months ended June 30, 2010 and 2009, respectively.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $0.3 million, or 0.6%, to $36.1 million from $35.8 million for the three months ended June 30, 2010 and 2009, respectively. The change in income from the three months ended June 30, 2009 to the same period in 2010 resulted primarily from higher net earned premium and income from our investment portfolio offset by higher loss and loss adjustment expense.

Interest Expense. Interest expense for the three months ended June 30, 2010 was $3.1 million, compared to $4.0 million for the same period in 2009. The decrease was attributable to lower outstanding debt balances on our $40 million term loan and $30 million promissory note.

Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2010 was $8.8 million, which resulted in an effective tax rate of 22.3%. Income tax expense for the three months ended June 30, 2009 was $5.4 million, which resulted in an effective tax rate of 16.9%. The increase in our effective rate for the three months ended June 30, 2010 resulted primarily from a one-time benefit in the same period in 2009 related to the acquisition of ACHL in the first quarter of 2009.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related party increased by $6.1 million for the three months ended June 30, 2010 to $5.9 million. The increase related to our equity investment in 2010 in ACAC and our related proportionate share of equity income in ACAC for the three months ended June 30, 2010. Additionally, we now include our equity income (loss) from Warrantech in this line item. We previously classified the equity earnings (loss) from Warrantech as a component of investment income. This amount has been reclassified in all periods presented.

Consolidated Result of Operations for the Six Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $209.1 million, or 38.9%, to $746.9 million from $537.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase of $209.1 million was primarily attributable to growth in our Specialty Risk and Extended Warranty segment of $174.3 million. The increase in Specialty Risk and Extended Warranty business resulted primarily from new program writings in the U.S. and Europe. Additionally, gross written premium increased by $34.6 million in the six months ended June 30, 2010 from assumed business from ACAC.

Net Written Premium. Net written premium increased $112.5 million, or 41.2%, to $385.8 million from $273.3 million for the six months ended June 30, 2010 and 2009, respectively. The increase (decrease), by segment, was: Small Commercial Business - $(7.3) million; Specialty Risk and Extended Warranty - $74.8 million; Specialty Program - $10.4 million and Personal Lines - $34.6 million. Net written premium increased during the six months ended June 30, 2010 compared to the equivalent period in 2009 due to the increase in gross written premium and higher retention of premium writings in the six months ended June 30, 2010 compared to the equivalent period in 2009.

Net Earned Premium. Net earned premium increased $75.2 million, or 27.9%, to $344.4 million from $269.2 million for the six months ended June 30, 2010 and 2009, respectively. The increase, by segment, was: Small Commercial Business - $5.3 million; Specialty Risk and Extended Warranty - $53.8 million; Specialty Program - $6.7 million and Personal Lines - $9.4 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share agreement with Maiden Insurance, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the six months ended June 30, 2010 and 2009 was $65.2 million and $59.9 million, respectively. Ceding commission increased period over period as a result of increased premium writings, which were partially offset by an increase in the percentage of business ceded at 31%.

Service and Fee Income. Service and fee income increased $2.0 million, or 13.2%, to $17.1 million from $15.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase was attributable primarily to an increase in administration fees from new warranty business, higher asset management fees and reinsurance brokerage fees from existing agreements with Maiden and asset management fees and IT consulting fees through new agreements with ACAC and its affiliates, which were partially offset by lower servicing carrier contract fees for state workers’ compensation assigned risk plans.

Net Investment Income. Net investment income increased $0.5 million, or 1.8%, to $28.3 million from $27.8 million for the six months ended June 30, 2010 and 2009, respectively. The change period over period related primarily to a increase in the yields on our fixed maturities to 4.1% in the six months ended June 30, 2010 from 4.0% in the same period in 2009 resulting from a shift in our mix of fixed maturities that reduced U.S. treasury securities and increased corporate bonds during the second quarter of 2010.

Net Realized Gains (Losses) on Investments. Net realized losses on investments for the six months ended June 30, 2010 were $4.8 million, compared to net realized losses of $16.9 million for the same period in 2009. The decrease period over period related to the continued recovery of our equity portfolio and the timing of certain sales within our equity and fixed income portfolio. Additionally, we recorded non-cash write-downs of $17.1 million and $12.2 million during the six months ended June 30, 2010 and 2009, respectively, for securities that we determined to be other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $59.8 million, or 39.5%, to $211.3 million for the six months ended June 30, 2010 from $151.5 million for the six months ended June 30, 2009. Our loss ratio for the six months ended June 30, 2010 and 2009 was 61.4% and 56.3%, respectively. The increase in the loss ratio resulted primarily from the effect in 2009 of a one-time $11.8 million benefit to the Specialty Risk and Extended Warranty segment related to the 2009 acquisition of ACHL.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $18.2 million, or 14.8%, to $140.9 million for the six months ended June 30, 2010 from $122.7 million for the six months ended June 30, 2009. The expense ratio decreased to 22.0% from 23.4% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the expense ratio in 2010 resulted primarily from a decline in other underwriting expenses, which resulted from a change in product mix.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $12.6 million, or 18.0%, to $82.4 million from $69.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase related primarily to improvement in the overall performance of our investment portfolio.

Interest Expense. Interest expense for the six months ended June 30, 2010 was $6.6 million, compared to $8.2 million for the same period in 2009. The decrease was attributable to lower outstanding debt balances on our $40 million term loan and $30 million promissory note.

Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2010 was $24.0 million, which resulted in an effective tax rate of 25.7%. Income tax expense for the six months ended June 30, 2009 was $10.7 million, which resulted in an effective tax rate of 17.2%. The increase in our effective rate for the six months ended June 30, 2010 resulted primarily from a one-time benefit in 2009 related to the acquisition of ACHL in the first quarter of 2009.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related parties increased by $18.4 million for the six months ended June 30, 2010 to $17.8 million. The increase related to our equity investment in 2010 in ACAC and our related proportionate share of equity income in ACAC for the six months ended June 30, 2010 of $8.6 million and a retrospective gain on investment in ACAC of $10.4 million. Additionally, we now include our equity income (loss) from Warrantech in this line item. We previously classified the equity earnings (loss) from Warrantech as a component of investment income. This amount has been reclassified in all periods presented.

Small Commercial Business Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$107,600	$109,141	$230,302	$236,611

Net written premium	56,052	54,332	117,490	124,791
Change in unearned premium	9,208	7,165	7,374	(5,203)
Net earned premium	65,260	61,497	124,864	119,588

Ceding commission revenue – primarily related party	12,954	17,091	34,180	36,867

Loss and loss adjustment expense	39,347	37,090	74,435	72,484
Acquisition costs and other underwriting expenses	30,541	34,105	64,722	68,259
	69,888	71,195	139,157	140,743
Net premiums earned less expenses included in combined ratio (Underwriting income)	$8,326	$7,393	$19,887	$15,712

Key Measures:
Net loss ratio	60.3%	60.3%	59.6%	60.6%
Net expense ratio	26.9%	27.7%	24.5%	26.3%
Net combined ratio	87.2%	88.0%	84.1%	86.9%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	30,541	34,105	64,722	68,259
Less: ceding commission revenue – primarily related party	12,954	17,091	34,180	36,867
	17,587	17,014	30,542	31,392
Net earned premium	65,260	61,497	124,864	119,588
Net expense ratio	26.9%	27.7%	24.5%	26.3%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium decreased $1.5 million, or 1.4%, to $107.6 million for the three months ended June 30, 2010 from $109.1 million for the three months ended June 30, 2009. The decrease in Small Commercial Business resulted primarily from our continued reunderwriting of our commercial package business, a six percent mandated rate reduction in the state of Florida’s workers’ compensation rates and a decrease in assigned risk business. The decrease was partially offset by additional gross written premium of $12.0 million in 2010 related to the Cybercomp acquisition.

Net Written Premium. Net written premium increased $1.8 million, or 3.2%, to $56.1 million for the three months ended June 30, 2010 from $54.3 million for the three months ended June 30, 2009. The increase in net premium written resulted from a change in our reinsurance programs by which we retain a higher percentage of our direct premium writings as well as a decrease in assigned risk business that is ceded 100 percent to industry-mandated reinsurance pools.

Net Earned Premium. Net earned premium increased $3.8 million, or 6.1%, to $65.3 million for the three months ended June 30, 2010 from $61.5 million for the three months ended June 30, 2009. As premiums written earn ratably over a twelve month period, the increase in net written premium resulted from higher net written premium for the twelve months ended June 30, 2010 compared to the twelve months ended June 30, 2009.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the three months ended June 30, 2010 and 2009 was $13.0 million and $17.1 million, respectively. The decrease related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $2.2 million, or 6.1%, to $39.3 million for the three months ended June 30, 2010 from $37.1 million for the three months ended June 30, 2009. Our loss ratio for the segment for the three months ended June 30, 2010 and June 30, 2009 remained flat at 60.3%

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $3.6 million, or 10.5%, to $30.5 million for the three months ended June 30, 2010 from $34.1 million for the three months ended June 30, 2009. The expense ratio decreased to 26.9% for the three months ended June 30, 2010 from 27.7% for the three months ended June 30, 2009. The decrease in expense ratio resulted primarily from a decrease in the segment’s proportionate share of allocated salary expense during the three months ended June 30, 2010.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $0.9 million, or 12.6%, to $8.3 million for the three months ended June 30, 2010 from $7.4 million for the three months ended June 30, 2009. This increase resulted primarily from lower acquisition costs and other underwriting expenses and ceding commission earned during the three months ended June 30, 2010.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium decreased $6.3 million, or 2.7%, to $230.3 million for the six months ended June 30, 2010 from $236.6 million for the six months ended June 30, 2009. The decrease in Small Commercial Business resulted primarily from our continued reunderwriting of our commercial package business, a six percent mandated rate reduction in the state of Florida’s workers’ compensation rates and a decrease in assigned risk business. The decrease was partially offset by additional gross written premium of $37.6 million in the six months ended June 30, 2010 related to the Cybercomp acquisition.

Net Written Premium. Net written premium decreased $7.3 million, or 5.9%, to $117.5 million from $124.8 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in net premium written resulted from a decrease of gross written premium for the six months ended June 30, 2010 compared to gross written premium for the six months ended June 30, 2009.

Net Earned Premium. Net earned premium increased $5.3 million, or 4.4%, to $124.9 million for the six months ended June 30, 2010 from $119.6 million for the six months ended June 30, 2009. As premiums written earn ratably over a twelve month period, the increase in net written premium resulted from higher net written premium for the twelve months ended June 30, 2010 compared to the twelve months ended June 30, 2009.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the six months ended June 30, 2010 and 2009 was $34.2 million and $36.9 million, respectively. The decrease related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $1.9 million, or 2.7%, to $74.4 million for the six months ended June 30, 2010 from $72.5 million for the six months ended June 30, 2009. Our loss ratio for the segment remained flat for the six months ended June 30, 2010 and was 59.6% compared to 60.6% for the six months ended June 30, 2009.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $3.6 million, or 5.2%, to $64.7 million for the six months ended June 30, 2010 from $68.3 million for the six months ended June 30, 2009. The expense ratio decreased to 24.5% for the six months ended June 30, 2010 from 26.3% for the six months ended June 30, 2009. The decrease in expense ratio resulted primarily from a decrease in the segment’s proportionate share of allocated salary expense and other underwriting expenses during the six months ended June 30, 2010.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $4.2 million, or 26.6%, to $19.9 million for the six months ended June 30, 2010 from $15.7 million for the six months ended June 30, 2009. The increase resulted primarily from a decline in policy acquisition costs and salary expense.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$197,470	$92,635	$349,644	$175,343

Net written premium	74,216	47,254	160,265	85,513
Change in unearned premium	12,371	(3,310)	(21,914)	(894)
Net premiums earned	86,587	43,944	138,351	84,619

Ceding commission revenue – primarily related party	12,927	6,175	20,830	12,202

Loss and loss adjustment expense	54,064	19,525	85,224	37,343
Acquisition costs and other underwriting expenses	29,338	12,314	44,049	25,017
	83,402	31,839	129,273	62,360
Net premiums earned less expenses included in combined ratio (Underwriting income)	$16,112	$18,280	$29,908	$34,461

Key Measures:
Net loss ratio	62.4%	44.4%	61.6%	44.1%
Net expense ratio	19.0%	14.0%	16.8%	15.1%
Net combined ratio	81.4%	58.4%	78.4%	59.3%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	29,338	12,314	44,049	25,017
Less: ceding commission revenue – primarily related party	12,927	6,175	20,830	12,202
	16,411	6,139	23,219	12,815
Net earned premium	86,587	43,944	138,351	84,619
Net expense ratio	19.0%	14.0%	16.8%	15.1%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $104.8 million, or 113.2%, to $197.4 million for the three months ended June 30, 2010 from $92.6 million for the three months ended June 30, 2009. The increase related primarily to the underwriting of new coverage plans in the U.S. and Europe, as well as additional premiums from growth in our European business related to general liability, employers’ liability and professional and medical liability generated by new underwriting teams who joined us in 2009 and 2010. The segment also was affected from the strengthening of the U.S. dollar in 2010, which negatively impacted the European business by approximately $9 million.

 Net Written Premium. Net written premium increased $27.0 million, or 57.1%, to $74.3 million from $47.3 million for the three months ended June 30, 2010 and 2009, respectively. The increase in net written premium resulted from an increase of gross written premium for the six months ended June 30, 2010 compared to gross written premium for the six months ended June 30, 2009.

Net Earned Premium. Net earned premium increased $42.7 million, or 97.0%, to $86.6 million for the three months ended June 30, 2010 from $43.9 million for the three months ended June 30, 2009. Because net written premium is earned over the term of the policy, the growth in net written premium period over period resulted in an increase to net earned premium.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the three months ended June 30, 2010 and 2009 was $12.9 million and $6.2 million, respectively. The increase related to the allocation to the segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $54.1 million and $19.5 million for the three months ended June 30, 2010 and 2009, respectively. Our loss ratio for the segment for the three months ended June 30, 2010 increased to 62.4% from 44.4% for the three months ended June 30, 2009. The increase in the loss ratio resulted primarily from a one-time benefit of $7.9 million realized in 2009 related to the acquisition of ACHL in 2009. Absent the one-time benefit, the loss ratio would have been 62.4% for the three months ended June 30, 2009.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $17.0 million, or 138%, to $29.3 million for the three months ended June 30, 2010 from $12.3 million for the three months ended June 30, 2009. The expense ratio increased to 19.0% for the three months ended June 30, 2010 from 14.0% for the three months ended June 30, 2009. The increase in the expense ratio resulted, primarily, from higher policy acquisition expenses and allocated salary expense in the three months ended June 30, 2010 compared to the same period in 2009.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $2.2 million, or 11.9%, to $16.1 million for the three months ended June 30, 2010 from $18.3 million for the three months ended June 30, 2009. This decrease is attributable primarily to the one-time benefit of $7.9 million realized in 2009 coupled with higher policy acquisition expense and salary expense in 2010.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $174.3 million, or 99.4%, to $349.6 million for the six months ended June 30, 2010 from $175.3 million for the six months ended June 30, 2009. The increase related primarily to the underwriting of new coverage plans in the U.S. and Europe, as well as additional premiums from growth in our European business related to general liability, employers’ liability and professional and medical liability generated by new underwriting teams who joined us in 2009 and 2010. The segment was also affected from the strengthening of the U.S. dollar in 2010, which negatively impacted the European business by approximately $2 million.

Net Written Premium. Net written premium increased $74.8 million, or 87.4%, to $160.3 million from $85.5 million for the six months ended June 30, 2010 and 2009, respectively. The increase in net written premium resulted from an increase of gross written premium for the six months ended June 30, 2010 compared to gross written premium for the six months ended June 30, 2009.

Net Earned Premium. Net earned premium increased $53.8 million, or 63.5%, to $138.4 million for the six months ended June 30, 2010 from $84.6 million for the six months ended June 30, 2009. Because net written premium is earned over the term of the policy, the growth in net written premium period over period resulted in an increase to net earned premium.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the six months ended June 30, 2010 and 2009 was $20.8 million and $12.2 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $85.2 million and $37.3 million for the six months ended June 30, 2010 and 2009, respectively. Our loss ratio for the segment for the six months ended June 30, 2010 increased to 61.6% from 44.1% for the six months ended June 30, 2009. The increase in the loss ratio resulted primarily from a one-time benefit of $11.8 million in 2009, which was recognized over the first half of 2009, related to the acquisition of ACHL in 2009. Absent the one-time benefit, the loss ratio would have been 58.1% for the six months ended June 30, 2009. The increase in the loss and loss adjustment expense ratio in the six months ended June 30, 2009 resulted primarily from changes in our actuarial estimates based on our loss experience.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $19.0 million, or 76%, to $44.0 million for the six months ended June 30, 2010 from $25.0 million for the six months ended June 30, 2009. The expense ratio increased to 16.8% for the six months ended June 30, 2010 from 15.1% for the six months ended June 30, 2009. The increase in the expense ratio resulted, primarily, from higher policy acquisition expenses and allocated salary expense in the six months ended June 30, 2010 compared to the same period in 2009.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $4.6 million, or 13.2%, to $29.9 million for the six months ended June 30, 2010 from $34.5 million for the six months ended June 30, 2009. This decrease is attributable primarily from a one-time benefit of $11.8 million in 2009 related to the acquisition of ACHL.

Specialty Program Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$77,712	$68,453	$132,367	$125,802

Net written premium	40,266	35,534	73,493	62,995
Change in unearned premium	(5,205)	(4,172)	(1,700)	2,024
Net premiums earned	35,061	31,362	71,793	65,019

Ceding commission revenue – primarily related party	7,077	9,012	10,196	10,800

Loss and loss adjustment expense	22,253	19,970	45,826	41,673
Acquisition costs and other underwriting expenses	16,660	18,168	29,114	29,465
	38,913	38,138	74,940	71,138
Net premiums earned less expenses included in combined ratio (Underwriting income)	$3,225	$2,236	$7,049	$4,681

Key Measures:
Net loss ratio	63.5%	63.7%	63.8%	64.1%
Net expense ratio	27.3%	29.2%	26.4%	28.7%
Net combined ratio	90.8%	92.9%	90.2%	92.8%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	16,660	18,168	29,114	29,465
Less: ceding commission revenue – primarily related party	7,077	9,012	10,196	10,800
	9,583	9,156	18,918	18,665
Net earned premium	35,061	31,362	71,793	65,019
Net expense ratio	27.3%	29.2%	26.4%	28.7%

Specialty Program Segment Results of Operations for the Three Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $9.1 million, or 13.5%, to $77.7 million for the three months ended June 30, 2010 from $68.6 million for the three months ended June 30, 2009. The increase in Specialty Program related primarily to new programs brought on by a team of underwriters hired during the middle of 2009, partially offset by a decline from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off. Additionally, the segment experienced declines in gross written premium because of our maintenance of our pricing and administrative discipline, which resulted in the termination of a particular program.

Net Written Premium. Net written premium increased $4.6 million, or 13.3%, to $40.1 million for the three months ended June 30, 2010 from $35.5 million for the three months ended June 30, 2009. The increase in net written premium resulted from an increase of gross written premium for the three months ended June 30, 2010 compared to gross written premium for the three months ended June 30, 2009.

 Net Earned Premium. Net earned premium increased $3.6 million, or 11.8%, to $35.0 million for the three months ended June 30, 2010 from $31.4 million for the three months ended June 30, 2009. As a majority of premiums written earn ratably over a twelve month period, the increase was a result of higher net written premium for the twelve months ended June 30, 2010 compared to the twelve months ended June 30, 2009.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the three months ended June 30, 2010 and 2009 was $7.1 million and $9.0 million, respectively. The decrease related to the allocation to the segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $2.3 million, or 11.4%, to $22.3 million for the three months ended June 30, 2010 compared to $20.0 million for the three months ended June 30, 2009. The loss ratio remained flat period over period and was 63.5% and 63.7% for the three months ended June 30, 2010 and 2009, respectively.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $1.5 million, or 8.3%, to $16.7 million for the three months ended June 30, 2010 from $18.2 million for the three months ended June 30, 2009. The expense ratio decreased to 27.3% for the three months ended June 30, 2010 from 29.2% for the three months ended June 30, 2009. The decrease resulted primarily from lower allocated other underwriting expenses in the three months ended June 30, 2010 compared to the same period in 2009.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio were $3.2 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively. The increase of $1.0 million resulted primarily from a decrease in acquisition costs and other underwriting expenses.

Specialty Program Segment Results of Operations for the Six Months Ended June 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $6.5 million, or 5.2%, to $132.4 million for the six months ended June 30, 2010 from $125.9 million for the six months ended June 30, 2009. The increase in Specialty Program related primarily to new programs brought on by a team of underwriters hired during the middle of 2009, partially, offset by a decline from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off. Additionally, the segment experienced declines in gross written premium because of our maintenance of our pricing and administrative discipline, which resulted in the termination of a particular program.

Net Written Premium. Net written premium increased $10.4 million, or 16.7%, to $73.4 million for the six months ended June 30, 2010 from $63.0 million for the six months ended June 30, 2009. The increase in net written premium resulted from an increase of gross written premium for the six months ended June 30, 2010 compared to gross written premium for the six months ended June 30, 2009.

Net Earned Premium. Net earned premium increased $6.7 million, or 10.4%, to $71.7 million for the six months ended June 30, 2010 from $65.0 million for the six months ended June 30, 2009. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premium for the twelve months ended June 30, 2010 compared to the twelve months ended June 30, 2009.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% or 34.375%, based on the business ceded, on written premiums ceded to Maiden. The ceding commission earned during the six months ended June 30, 2010 and 2009 was $10.2 million and $10.8 million, respectively. The decrease related to the allocation to the segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $4.1 million, or 10.0%, to $45.8 million for the six months ended June 30, 2010 compared to $41.7 million for the six months ended June 30, 2009. The loss ratio for the segment decreased for the six months ended June 30, 2010 to 63.8% from 64.1% for the six months ended June 30, 2009. The decrease in the loss and loss adjustment expense ratio in the six months ended June 30, 2009 resulted primarily from lower actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $0.4 million, or 1.2%, to $29.1 million for the six months ended June 30, 2010 from $29.5 million for the six months ended June 30, 2009. The expense ratio was 26.4% for the six months ended June 30, 2010 compared to 28.7% for the six months ended June 30, 2009. The decrease in the expense ratio related primarily to a decrease in allocated other underwriting expenses.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio were $7.0 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively. The increase of $2.3 million resulted primarily from a decrease to other underwriting expenses.

Personal Lines Reinsurance Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$25,860	$—	$34,560	$—

Net written premium	25,860	—	34,560	—
Change in unearned premium	(16,507)	—	(25,207)	—
Net premiums earned	9,353	—	9,353

Loss and loss adjustment expense	5,846	—	5,846	—
Acquisition costs and other underwriting expenses	3,040	—	3,040	—
	8,886	—	8,886	—
Net premiums earned less expenses included in combined ratio (Underwriting income)	$467	$—	$467	$—

Key Measures:
Net loss ratio	62.5%	—	62.5%	—
Net expense ratio	32.5%	—	32.5%	—
Net combined ratio	95.0%	—	95.0%	—

We began assuming commercial auto business from the GMAC Insurers effective March 1, 2010 pursuant to the Personal Lines Quota Share with the GMAC Insurers. We assumed $25.9 million and $34.6 million of premium from the GMAC Insurers for the three and six months ended June 30, 2010. See “Investment in ACAC” discussed on page 32 of our Management Discussion and Analysis for further description of this transaction.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $189 million and $144 million in the six months ended June 30, 2010 and 2009, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Cash and cash equivalents provided by (used in):
Operating activities	$6,283	$112,834
Investing activities	41,374	30,018
Financing activities	44,388	(79,420)

Net cash provided by operating activities for the six months ended June 30, 2010 decreased compared to cash provided by operating activities in the six months ended June 30, 2009. The decrease resulted primarily from a greater shift in mix of business towards the Specialty Risk and Extended Warranty segment, which generally has longer cash collection cycles and shorter paid claim cycles than the Small Commercial Business and Specialty Program segments.

Cash provided by investing activities during the period represents, primarily, the net sales (sales less purchases) of investments. For the six months ended June 30, 2010, our investing activities related primarily to net sales of fixed securities of $96 million, net sales of equity securities of $5 million offset, partially, by investments in ACAC and other subsidiaries of approximately $57 million. For the six months ended June 30, 2009, our investing activities related primarily to the net sales of fixed maturities of $37 million, net purchases of equity securities of $5 million and capital expenditures of $2 million.

Cash provided by financing activities for the six months ended June 30, 2010 consisted primarily of $65 million received from entering repurchase agreements offset, partially, by $14 million of principal payments on existing debt and $8 million of dividend payments. Cash used in financing activities for the six months ended June 30, 2009 consisted primarily of $54 million paid in connection with the settlement of repurchase agreements, $14 million of principal payments on existing debt, $6 million of dividend payments and $5 million related to stock repurchases.

Term Loan

On June 3, 2008, we entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments of $3.3 million, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) and had a margin rate of 185 basis points and was 2.1% as of June 30, 2010. We can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside our normal course of business. The loan requires us to maintain a debt to equity ratio of 0.35 to 1 or less. We reduced the outstanding balance on the note during the six months ended June 30, 2010 from $20 million to $13.3 million.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), we, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million. The first two were paid in 2009 and 2010, respectively, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, we calculated imputed interest of $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26.8 million at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. We recorded $0.5 million of interest expense during the six months ended June 30, 2010 and the note’s carrying value at June 30, 2010 was $14.1 million.

Line of Credit

On June 30, 2010, we extended our unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $30 million to June 30, 2011. The line is used for collateral for letters of credit. Interest payments are required to be paid monthly on any unpaid principal at a rate of LIBOR plus 150 basis points. As of June 30, 2010 there was no outstanding balance on the line of credit. At June 30, 2010, we had outstanding letters of credit in place for $25.5 million that reduced the availability on the line of credit to $4.5 million as of June 30, 2009.

Securities Sold Under Agreements to Repurchase, at Contract Value

We enter into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities, that we invest in or hold in short term or fixed income securities. As of June 30, 2010, there were $238.3 million principal amount outstanding at interest rates between 0.30% and 0.35% per annum. Interest expense associated with these repurchase agreements for the six months ended June 30, 2010 was $0.2 million of which $0.1 million was accrued as of June 30, 2010. We have approximately $241.8 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance has loaned to AII from time to time the amount of the obligations of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed the amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share agreement. We are required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of June 30, 2010.

Reinsurance

We utilize reinsurance agreements to reduce our exposure to large claims and catastrophic loss occurrences and to increase our capacity to write profitable business. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving us of our obligation to the policyholder. Losses and LAE incurred and premiums earned are reflected after deduction for reinsurance. In the event reinsurers are unable to meet their obligations under reinsurance agreements, we would not be able to realize the full value of the reinsurance recoverable balances. We periodically evaluate the financial condition of our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. Reinsurance does not discharge or diminish our primary liability; however, it does permit recovery of losses on such risks from the reinsurers.

We have coverage for our workers’ compensation line of business under excess of loss reinsurance agreements. The agreements cover, per occurrence, losses in excess of $0.5 million through December 31, 2004, $0.6 million effective January 1, 2005, $1.0 million effective July 1, 2006 through July 1, 2009, $1.0 million plus 55% of $9.0 million in excess of $1.0 million effective July 1, 2009 through January 1, 2010, and $10.0 million effective January 1, 2010 up to a maximum $130 million ($50 million prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, we have purchased a “third and fourth event cover” that covers losses between $5.0 million and $10.0 million per occurrence, after a deductible equal to the first $10.0 million per annum on such losses. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. Our reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses; our workers compensation treaties currently provide coverage for $110 million in the aggregate in excess of $20 million in the aggregate, per contract year.

We have coverage for our U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per occurrence (in certain cases the retention can rise to $2.5 million) up to a maximum $30 million. We purchase quota share reinsurance for our commercial umbrella business and also purchase various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business.

We have excess of loss reinsurance coverage for general liability and professional and medical liability business written in the U.K. The agreements cover losses in excess of £1.0 million per occurrence up to a maximum of £10.0 million. We also purchase quota share reinsurance in our Specialty Risk and Extended Warranty segment for our European medical liability business and we purchase various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

We have coverage for our U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per location up to a maximum $20 million. In addition, we have a property catastrophe excess of loss agreement, which covers losses in excess of $5 million per occurrence up to a maximum $65 million.

TIC acts as servicing carrier on behalf of the Alabama, Arkansas, Illinois, Indiana, Georgia and Kansas Workers’ Compensation Assigned Risk Plans. In its role as a servicing carrier, TIC issues and services certain workers compensation policies issued to assigned risk insureds. Those policies issued are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. (“NCCI”).

As part of the agreement to purchase WIC from Household Insurance Group Holding Company (“Household”), we agreed to write certain business on behalf of Household for a three-year period through June 2009. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household. This business is now in run-off.

During the third quarter of 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of our U.K. insurance subsidiary AEL, net of commissions) and 40% of losses with respect to our current lines of business excluding personal lines reinsurance business, certain specialty property and casualty lines written in our Specialty Risk and Extended Warranty segment, which Maiden Insurance was offered but declined to reinsure, and risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000, which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of our workers’ compensation exposure, and will share the benefit of the 2010 reinsurance protection.

We also have agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company that writes Covered Business in which we acquire a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business.

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. The Maiden Quota Share, which had an initial term of three years, has been renewed for a successive three-year term effective July 1, 2010 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

As part of the acquisition of AIIC, we acquired reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999, the American Home reinsurance covered losses in excess of $0.25 million per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $0.15 million in excess of $0.1 million. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $0.1 million per occurrence. Effective January 1, 2002, American Home increased its attachment was $0.25 million per occurrence. The Excess of Loss treaty that had an attachment of $0.25 million was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $0.25 million per occurrence.

Since January 1, 2003, we have had variable quota share reinsurance with Munich Reinsurance Company (“Munich Re”) for our extended warranty insurance. The scope of this reinsurance arrangement is broad enough to cover all of our extended warranty insurance worldwide. Currently, we do not cede to Munich Re the majority of our U.S. extended warranty business.

Under the variable quota share reinsurance arrangements with Munich Re, we may elect to cede from 10% to 50% of each covered risk, subject to a limit of £0.5 million for each ceded risk that we, at acceptance, regard as one individual risk. This means that regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement is £0.5 million. For the majority of the business ceded under this reinsurance arrangement, we cede 10% of the risk to Munich Re, but for some newer or larger risks, we cede a larger share to Munich Re. This reinsurance is subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism is excluded from the scope of this reinsurance.

In conjunction with our strategic investment in ACAC and ACAC’s acquisition from GMACI and MIC’s of GMAC’s U.S. consumer property and casualty insurance business, which was completed on March 1, 2010 (the “Acquisition”), our subsidiary TIC has entered into a quota share reinsurance agreement (the “Personal Lines Quota Share”) with the acquired GMAC personal lines insurance companies (“GMAC Insurers”) by which TIC assumes an amount equal to 10% of the premium written by the GMAC Insurers, net of the cost of unaffiliated insuring reinsurance. The Personal Lines Quota Share further provides that the GMAC Insurers receive a provisional ceding commission of 32.5% of ceded written premiums. The provisional premium is subject to adjustment based on results for the period March 1, 2010 through December 31, 2010 and for each 12 month period thereafter based on the ratio of ceded losses to ceded premium, with a maximum commission of 34.5% at loss ratios at or below of 60.5% decreasing dollar for dollar to a minimum commission of 30.5% at a loss ratio at or above 64.5%. The Personal Lines Quota Share has an initial term of three years, which will automatically renew for successive three-year terms thereafter, unless either TIC or the GMAC Insurers notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on 30 day’s notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of TIC or GMAC Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMAC Insurers also may terminate on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share is subject to a premium cap which limits the premium that can be ceded by the GMAC Insurers to TIC to $220.0 million during calendar year 2010. The premium cap increases by 10% per annum thereafter.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $26.0 million, or 1.9%, to $1,426.8 million as of June 30, 2010 from $1,400.8 million as of December 31, 2009. Our fixed maturity securities, gross, are classified as available-for-sale and had a fair value of $1,063.5 million and an amortized cost of $1,047.8 million as of June 30, 2010. Our equity securities are classified as available-for-sale. These securities are reported at fair value or $45.9 million with a cost of $54.6 million as of June 30, 2010. Securities sold but not yet purchased, which was $70.3 million as of June 30, 2010, represent our obligation to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $238.3 million as of June 30, 2010, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	June 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$316,409	22.2%	$233,810	16.7%
Time and short-term deposits	990	0.1	31,265	2.2
U.S. treasury securities	33,738	2.4	124,143	8.9
U.S. government agencies	42,256	2.9	47,424	3.4
Municipals	34,105	2.4	27,268	1.9
Commercial mortgage back securities	2,195	0.2	3,359	0.2
Residential mortgage backed securities:
Agency backed	450,843	31.6	481,731	34.4
Non-agency backed	8,572	0.6	8,632	0.6
Asset backed securities	3,149	0.2	3,619	0.3
Corporate bonds	488,614	34.2	389,186	27.8
Preferred stocks	5,112	0.4	5,110	0.4
Common stocks	40,825	2.8	45,245	3.2
	$1,426,808	100.0%	$1,400,792	100.0%

As of June 30, 2010, the weighted average duration of our fixed income securities was 3.3 years and had a yield of approximately 4.0%.

Quarterly, our Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Criteria the Committee considers include:

•	the current fair value compared to amortized cost;

•	the length of time the security’s fair value has been below its amortized cost;

•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;

•	whether management intends to sell the security and, if not, whether it is not more than likely than not that we will be required to sell the security before recovery of our amortized cost basis;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	the occurrence of a discrete credit event resulting in the issuer defaulting on a material outstanding obligation or the issuer seeking protection under bankruptcy laws; and

•
other items, including, company management, media exposure, sponsors, marketing and advertising agreements, debt restructurings, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We immediately write down investments that we consider to be impaired based on the above criteria collectively. The Committee maintains an individual list of investments that have been in a significant unrealized loss position in excess of 12 months for review of possible impairment. Absent any of the above criteria, the Committee generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 24 months.

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

The impairment charges of our fixed-maturities and equity securities recognized in earnings for the six months ended June 30, 2010 and 2009 are presented in the table below:

(Amounts in thousands)	2010	2009
Equity securities	$6,605	$10,188
Fixed maturity securities	10,540	2,025
	$17,145	$12,213

In addition to the other-than-temporary impairment of $17.1 million recorded during the six months ended June 30, 2010, at June 30, 2010, we had $11.7 million of gross unrealized losses related to marketable equity securities. Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable. Within our portfolio of equity securities, 26 common stocks comprised $10 million, or 85% of the unrealized loss. Four securities in the consumer products sector represent approximately 3% of the total fair value and 9% of our unrealized loss. Five securities in the financial sector represent approximately 12% of the total fair value and 11% of our total unrealized losses and 16 common stocks in the health care, industrial and technology sectors that have fair values of approximately 19%, 9% and 1%, respectively, and approximately 45%, 17% and 3%, respectively, of our unrealized losses. The duration of these impairments ranges from two to 36 months. The remaining securities in a loss position are not considered individually significant and accounted for 15% of our unrealized losses. We believe these securities will recover and that we have the ability and intent to hold them until recovery.

At June 30, 2010, we had $22.4 million of gross unrealized losses related to available-for-sale fixed income securities. Corporate bonds represent 46% of the fair value of our fixed maturities and 99% of the total unrealized losses of our fixed maturities. We own 144 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 5%, 39% and 2%, respectively, and 3%, 97% and 1% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are liquidity risk, credit risk, interest rate risk, foreign currency risk and equity price risk.

Liquidity Risk. Liquidity risk represents our potential inability to meet all payment obligations when they become due. We maintain sufficient cash and marketable securities to fund claim payments and operations. We purchase reinsurance coverage to mitigate the liquidity risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks that we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue, and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance brokers, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See the “Reinsurance” Section of our Management’s Discussion and Analysis.

Interest Rate Risk. We had fixed maturity securities (excluding $1.0 million of time and short-term deposits) with a fair value and a carrying value of $1,063.5 million as of June 30, 2010 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of June 30, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in thousands)
200 basis point increase	$996,451	$(67,021)	(6.8)%
100 basis point increase	1,030,758	(32,714)	(3.3)
No change	1,063,472	—	—
100 basis point decrease	1,092,112	28,640	2.9
200 basis point decrease	1,113,400	49,928	5.1

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $3.1 million after tax realized currency loss based on our outstanding foreign denominated reserves of $95.3 million at June 30, 2010.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2010, the equity securities in our investment portfolio had a fair value of $45.9 million, representing approximately 3.3% of our total invested assets on that date. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2010.

The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in thousands)
5% increase	$48,234	$2,297	0.2%
No change	45,937	—	—
5 % decrease	43,640	(2,297)	(0.2)%

Off Balance Sheet Risk. We have exposure or risk related to securities sold but not yet purchased.

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and has concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 13, 2010, the defendants in the derivative action against our directors, certain officers and Maiden Holdings, Ltd. and Maiden Insurance Company, Ltd. that was filed in the Supreme Court of the State of New York, County of New York entitled “Erk Erginer, Derivatively on Behalf of Nominal Defendant AmTrust Financial Services, Inc., Plaintiff, v. Michael Karfunkel, George Karfunkel, Barry D. Zyskind, Donald T. DeCarlo, Abraham Gulkowitz, Isaac M. Neuberger, Jay J. Miller, Max G. Caviet, Ronald E. Pipoly, Jr., Maiden Holdings, Ltd., Maiden Insurance Company, Ltd., Defendants and AmTrust Financial Services, Inc., Nominal Defendant” moved for summary judgment on the grounds that it is undisputed that the plaintiff, who did not acquire his AmTrust shares until after the transactions that are the subject of his complaint, does not have standing to maintain the action. The motion is pending with the Supreme Court of the State of New York.

Other than as described above, there are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009. For more information regarding such legal matters, please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010.)

10.2	Form of Incentive Stock Option Agreement, effective May 14, 2010.

10.3	Form of Non-qualified Stock Option Agreement for Non-Employee Directors, effective May 14, 2010.

10.4	Form of Restricted Stock Agreement, effective May 14, 2010.

10.5	Form of Restricted Stock Unit Agreement, effective May 14, 2010.

10.6	Amendment No. 1 to the Stockholders Agreement, dated August 4, 2010, by and among the Company, ACAC, The Michael Karfunkel 2005 Grantor Retained Annuity Trust and Michael Karfunkel.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2010.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2010.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: August 9, 2010	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer