Form 10-K/A
period 2009-12-31
Amtrust Financial Services, Inc.
filed 2010-10-05
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A — Amendment No. 1

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

As of September 27, 2010, the number of common shares of the registrant outstanding was 59,479,012.

Documents incorporated by reference: Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Registrant held on May 14, 2010 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”). Specifically, we are amending the disclosure contained in our “Compensation Discussion & Analysis” that was incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2010 (the “Proxy Statement”) into Part III of the Original Filing relating to:

•	our use of a compensation consultant in setting base salary;
•	the material factors our Compensation Committee considered in adjusting base salaries for two of our named executive officers; and
•	quantification of the factors we used to determine the amount of profit bonuses we awarded to certain of our named executive officers.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are amending and restating “Item 11. Executive Compensation” of our Original Filing in its entirety, even though the amendments only affect our “Compensation Discussion & Analysis.” In addition, we are filing currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Form 10-K/A under Item 15 of Part IV.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Original Filing. This Form 10-K/A continues to speak as of the date of the Original Filing and, other than as specifically reflected in this Form 10-K/A, does not reflect events occurring after the filing of the Original Filing.

PART III

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. DeCarlo, who is also the chairman of the committee, Mr. Miller and Michael Karfunkel.

Michael Karfunkel, is the father-in-law of Barry Zyskind. Michael Karfunkel does not participate in any matters relating to Mr. Zyskind’s compensation. See “Certain Relationships and Related Transactions” for information about certain business relationships in which Mr. Zyskind and Mr. Karfunkel participate.

EXECUTIVE COMPENSATION

Employment Agreements

Barry D. Zyskind

Under Mr. Zyskind’s employment agreement, dated as of January 1, 2005, Mr. Zyskind serves as our President and Chief Executive Officer. Mr. Zyskind’s term of employment under his agreement continues until December 31, 2012, at which time the employment agreement automatically renews for successive three year terms, unless Mr. Zyskind or the Company provides 180 days’ written notice of an intention not to renew. His salary is subject to review by the Board of Directors or the Compensation Committee annually. For calendar year 2009, Mr. Zyskind received an annual base salary in the amount of $625,000. Effective as of January 1, 2010, Mr. Zyskind is receiving an annual base salary in the amount of $975,000. Mr. Zyskind is also entitled to an annual profit bonus equal to two percent (2%) of the Company’s pre-tax profit, subject to a cap equal to two and one-half times his salary if certain financial goals are met. See “Compensation Discussion and Analysis — Bonus” for further details regarding the calculation of Mr. Zyskind’s bonus. Mr. Zyskind is also eligible to receive special bonuses at the discretion of the Board of Directors or the Compensation Committee and to participate in any long-term incentive compensation plan established for his benefit or in any such plan established for the benefit of the senior management of the Company.

If Mr. Zyskind’s employment terminates due to death, his heirs are entitled to his salary payable for the remainder of his term of employment or one year, whichever is greater, at the rate in effect immediately before such termination, any annual or special bonus earned or awarded through the date of termination, any deferred compensation under any incentive or other deferred compensation plan, any other compensation or benefits that have vested through the date of termination or to which he may then be entitled according to the terms and conditions of each grant, plan or award and any reimbursements of expenses due him through the date of termination. If Mr. Zyskind’s employment terminates due to disability, he will be entitled to the compensation and benefits enumerated above, except that his salary shall be offset by the amount of any long-term disability insurance benefit the Company may have elected to provide for him.

We may terminate Mr. Zyskind’s employment for cause upon written notice to Mr. Zyskind at least 30 days prior to the intended termination. If Mr. Zyskind’s employment were terminated for cause, he would be entitled to his salary through the date of termination, any annual or special bonus earned or awarded through the date of termination, any deferred compensation under any incentive or other deferred compensation plan, any other compensation or benefits which may have vested through the date of termination or to which he then may be entitled according to the terms and conditions of each grant, plan or award and any reimbursements of expenses due him through the date of termination. Cause is defined in Mr. Zyskind’s employment agreement as (i) the conviction of a felony involving an act or acts of dishonesty on his part and resulting in gain or personal enrichment at the expense of the Company; (ii) willful and continued failure of Mr. Zyskind to perform his obligations under the employment agreement, resulting in demonstrable material economic harm to the Company; or (iii) Mr. Zyskind’s willful and material breach of the noncompetition and nonsolicitation provisions of the employment agreement to the demonstrable and material detriment of the Company.

If we terminate Mr. Zyskind’s employment without cause or if Mr. Zyskind terminates his employment with good reason, then Mr. Zyskind is entitled, in addition to the compensation and benefits specified in the paragraph above, to (i) a lump-sum payment equal to the salary payable to him for the remainder of his employment term at the rate in effect immediately before the termination, (ii) a lump-sum payment equal to the annual profit bonuses for the remainder of his term of employment (to be prorated for any partial fiscal year) equal to the greater of the average of the bonuses awarded to him during the three fiscal years preceding the fiscal year of termination or the bonus awarded to him for the fiscal year immediately preceding termination, (iii) continued participation, for the remainder of his term of employment, in all employee benefit plans or programs in which he was participating on the date of his termination; or, if such participation is prohibited, he shall be entitled to the after-tax economic equivalent of any such benefit which shall be determined by the lowest cost Mr. Zyskind would incur in obtaining such benefit individually, (iv) continued payment, for the remainder of his term of employment, of 100% of the cost of health insurance through the Company’s group health plan for himself, his spouse and dependent children and (v) other benefits in accordance with applicable plans and programs of the Company. Good reason is defined in Mr. Zyskind’s employment agreement as one of the following actions taken without Mr. Zyskind’s prior written consent or his acquiescence: (i) a reduction in his then current salary; (ii) a diminution, reduction or other adverse change in the level of bonus or incentive compensation opportunities, the applicable performance criteria and otherwise the manner in which the bonuses and incentive compensation are determined for Mr. Zyskind; (iii) the Company’s failure to pay Mr. Zyskind any amounts otherwise vested and due him hereunder or under any plan or policy of Company; (iv) a diminution of Mr. Zyskind’s titles, position, authorities or responsibilities, including not serving on the Board of Directors; (v) the assignment of duties incompatible with Mr. Zyskind’s position of President; (vi) imposition of a requirement that Mr. Zyskind report other than to the full Board of Directors; or (vii) a material breach of the Agreement by Company that is not cured within 10 business days after written notification by Executive of such breach.

Mr. Zyskind has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. He also agreed that, upon termination of employment, other than a termination without cause or due to good reason, he will not solicit any customer or employee of the Company for one year after termination.

Ronald E. Pipoly, Jr.

Pursuant to Mr. Pipoly’s employment agreement, dated as of March 1, 2010, he has agreed to serve as our Chief Financial Officer. Mr. Pipoly’s term of employment under his agreement continues until February 28, 2013, at which time the employment agreement will automatically renew for successive one year terms, unless Mr. Pipoly or the Company provides 90 days’ written notice of an intention not to renew (the “Employment Period”). Mr. Pipoly is entitled to an annual salary review commencing on March 1, 2011. Effective March 1, 2010, Mr. Pipoly receives an annual base salary in the amount of $500,000. Mr. Pipoly is entitled to an annual bonus comparable to the other senior executives of the Company, subject to a cap equal to three time his then current salary. Mr. Pipoly is also entitled to other bonus payments in the discretion of the Board of Directors. Pursuant to his prior employment agreement, on February 9, 2006, Mr. Pipoly was granted 343,750 options, which fully vested on February 9, 2010. On October 27, 2007, Mr. Pipoly was granted an additional 50,000 options, which will fully vest over a period of 4 years. On August 25, 2008, Mr. Pipoly was granted an additional 50,000 options, which will fully vest over a period of 4 years. On March 22, 2010, Mr. Pipoly was granted 10,000 shares of restricted stock, which will fully vest over a period of four years.

In the event of disability, the Company may terminate Mr. Pipoly’s employment upon five days’ written notice; however, Mr. Pipoly will be entitled to receive his salary and any unreimbursed expenses following the disability termination date for a period which is the greater of one year or the remainder of the Employment Period. In the event Mr. Pipoly dies during his term of employment, his heirs will be entitled to receive his salary following the date of death for a period which is the greater of one year or the remainder of the Employment Period.

The Company may terminate Mr. Pipoly’s employment at any time for cause and, upon such an event, the Company will have no further compensation or benefit obligation to Mr. Pipoly after the date of termination. Cause is defined in Mr. Pipoly’s employment agreement as (i) habitual or gross negligence in the performance of his duties and responsibilities with the Company, including a failure to perform such duties and responsibilities, provided such performance or neglect is not corrected (assuming it is correctable) by Mr. Pipoly within twenty (20) business days after receipt of written notice from the Company; (ii) any material breach by Mr. Pipoly of the employment agreement or any other agreement with the Company or any of its affiliates to which Mr. Pipoly is a party, provided such performance or neglect is not corrected (assuming a reasonable person would believe it is correctable) by Mr. Pipoly within twenty (20) business days after receipt of written notice from the Company; (iii) breach of a fiduciary duty to the Company or failure to act in the best interests of the Company; (iv) the arrest (following an investigation of the facts which results in a determination by the Company of Mr. Pipoly’s culpability) of, conviction of, or admission by, Mr. Pipoly of a felony or crime involving moral turpitude, whether or not committed in the course of performing services for the Company; (v) the Commission by Mr. Pipoly of any acts of moral turpitude, including the commission by Executive of embezzlement, theft or any other fraudulent act; or (vi) violation of the Company’s policies, provided such violation is not corrected (assuming a reasonable person would believe it is correctable) by Mr. Pipoly within twenty (20) business days after receipt of written notice from the Company.

Mr. Pipoly has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Pipoly has also agreed that upon termination of employment he will not compete with the Company for a period of one year following the date of termination and will not solicit any customer or employee of the Company or solicit any entity that has been contacted by the Company regarding a possible acquisition by the Company for purposes of acquiring that entity, for three years after termination.

Max G. Caviet

Under Mr. Caviet’s employment agreement, dated as of January 1, 2005, Mr. Caviet serves as a senior executive of the Company, as President and a director of our wholly-owned subsidiary, AmTrust International Insurance, Ltd. and as an officer and director of other affiliates of the Company. Mr. Caviet’s original term of employment under this agreement was until December 31, 2008 and has automatically renewed through December 31, 2011. The employment agreement will automatically renew for successive three year terms, unless Mr. Caviet or the Company provides 180 days’ written notice of an intention not to renew.

Mr. Caviet’s salary is subject to annual review by the Board of Directors. Effective January 1, 2008, Mr. Caviet receives an annual base salary in the amount of £350,000. Mr. Caviet is entitled to an annual profit bonus equal to ten percent (10%) of the net pre-tax profit of the special risk and extended warranty business written by the Company and its affiliates under the direct or indirect supervision of Mr. Caviet exclusive of extraordinary items and investment income or loss. Mr. Caviet’s annual profit bonus is subject to a cap equal to one and one-half times his salary. See “Compensation Discussion and Analysis — Bonus” for further details regarding Mr. Caviet’s bonus payments. Mr. Caviet is also eligible for other bonus payments determined at the sole discretion of the Board of Directors. Pursuant to his employment agreement, on February 9, 2006, Mr. Caviet was granted 62,500 options, which will fully vest over a period of 4 years. On September 1, 2006, Mr. Caviet was granted an additional 50,000 options, which will fully vest over a period of 4 years. On October 27, 2007, Mr. Caviet was granted an additional 50,000 options, which will fully vest over a period of 4 years. On August 25, 2008, Mr. Caviet was granted an additional 50,000 options, which will fully vest over a period of 4 years. On March 22, 2010, Mr. Caviet was granted 15,000 shares of restricted stock, which will fully vest over a period of four years.

In the event of disability, the Company may terminate Mr. Caviet’s employment upon five days’ written notice; however, the Company must provide Mr. Caviet permanent health insurance which is intended to provide benefits to him in the event of termination for disability. In the event Mr. Caviet dies during his term of employment, his heirs will be entitled to receive his salary and profit bonus earned through his date of death as well as any unreimbursed expenses.

If we terminate or do not renew Mr. Caviet’s employment for gross misconduct we will not be obligated to pay any other compensation or benefits to Mr. Caviet after the date of termination. Gross misconduct is defined in Mr. Caviet’s employment agreement as (i) a material or serious breach of the employment agreement by Mr. Caviet, but only if such breach is not cured within 30 days following written notice by the Company to Mr. Caviet of such breach, assuming such breach may be cured; (ii) conviction of any act or course of conduct involving moral turpitude; or (iii) engagement in any willful act or willful course of conduct constituting an abuse of office or authority which significantly adversely affects the business or reputation of the Company or Mr. Caviet.

If we terminate or non-renew Mr. Caviet’s employment for any reason including disability, other than gross misconduct, he will be entitled to receive (i) his salary for a period of one year from the original expiration date of the term of employment, or one year from the effective date of termination or non-renewal, whichever is greater and (ii) his profit bonus on all special risk and extended warranty business written by the Company and its affiliates under the direct or indirect supervision of Mr. Caviet written through the date of termination, through the expiration of such business, for a maximum period of five years from the date of termination.

If Mr. Caviet does not renew his employment agreement for the purpose of retirement (as defined under U.K. law), he will be entitled to his profit bonus on all special risk and extended warranty business written by the Company and its affiliates under the direct or indirect supervision of Mr. Caviet written through the end of the employment period, through the expiration of such business, for a maximum period of five years from the end of the employment period.

Mr. Caviet has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Caviet has also agreed that, subject to the severance payments provided above, upon termination of employment he will not solicit any customer or employee of the Company or solicit any entity that has been contacted by the Company regarding a possible acquisition by the Company for purposes of acquiring that entity, for two years after termination.

Michael J. Saxon

Pursuant to Mr. Saxon’s employment agreement, dated as of March 1, 2010, he has agreed to serve as the Chief Operating Officer of the Company. Mr. Saxon’s term of employment under this agreement continues until February 28, 2013, at which time the employment agreement will automatically renew for successive one year terms, unless Mr. Saxon or the Company provides 90 days’ written notice of an intention not to renew (the “Employment Period”). Mr. Saxon is entitled to an annual salary review beginning on March 1, 2011. Effective March 1, 2010, Mr. Saxon receives an annual base salary in the amount of $600,000.

Mr. Saxon is entitled to an annual profit bonus, equal to one percent (1%) of the Company’s “profit” for the fiscal year, provided that the annual profit is no less than 75% of the profit target for that year. “Profit” as defined in the agreement as the Company’s after-tax net income for the calendar year, excluding investment gains and losses and extraordinary and non-recurring income, as determined in accordance with generally accepted accounting principles on a consistent basis, including appropriate reserves, by the Company’s independent public accountants. The “profit target” is, for each calendar year during the Employment Period, the greater of the profit for the preceding calendar year and the profit of the Company for the annual period ended December 31, 2009. The annual profit bonus is subject to a cap, which shall be the amount equal to (i) three times Mr. Saxon’s then current salary if the profit is more than 110% of the profit target; (ii) two times Mr. Saxon’s then current salary if the profit is 110% or less, but greater than 100% of the profit target; and (iii) Mr. Saxon’s then current salary if the profit is 100% or less, but equal to or greater than 75% of the profit target. Mr. Saxon may also receive other bonus payments determined at the sole discretion of the Board of Directors. Pursuant to his prior employment agreement, on February 9, 2006, Mr. Saxon was granted 343,750 options, which fully vested on February 9, 2010. On October 27, 2007, Mr. Saxon was granted an additional 50,000 options, which will fully vest over a period of 4 years. On August 25, 2008, Mr. Saxon was granted an additional 50,000 options, which will fully vest over a period of 4 years. On March 22, 2010, Mr. Saxon was granted 15,000 shares of restricted stock, which will fully vest over a period of four years.

In the event of disability, the Company may terminate Mr. Saxon’s employment agreement upon five days’ written notice; however, he will be entitled to receive his salary and any unreimbursed expenses following the disability termination date for a period which is the greater of one year or the remainder of the Employment Period. In the event Mr. Saxon dies during his term of employment, his heirs shall be entitled to receive his salary and any unreimbursed expenses from the date of his death for a period which is the greater of one year or the remainder of the Employment Period.

The Company may terminate Mr. Saxon’s employment at any time for cause and, upon such an event, the Company will have no further compensation or benefit obligation to Mr. Saxon after the date of termination. Cause is defined in Mr. Saxon’s employment agreement as (i) habitual or gross negligence in the performance of his duties and responsibilities with the Company, including a failure to perform such duties and responsibilities, provided such performance or neglect is not corrected (assuming it is correctable) by Mr. Saxon within twenty (20) business days after receipt of written notice from the Company; (ii) any material breach by Mr. Saxon of the employment agreement or any other agreement with the Company or any of its affiliates to which Mr. Saxon is a party, provided such performance or neglect is not corrected (assuming a reasonable person would believe it is correctable) by Mr. Saxon within twenty (20) business days after receipt of written notice from the Company; (iii) breach of a fiduciary duty to the Company or failure to act in the best interests of the Company; (iv) the arrest (following an investigation of the facts which results in a determination by the Company of Mr. Saxon’s culpability) of, conviction of, or admission by, Mr. Saxon of a felony or crime involving moral turpitude, whether or not committed in the course of performing services for the Company; (v) the commission by Mr. Saxon of any acts of moral turpitude, including the commission by Executive of embezzlement, theft or any other fraudulent act; or (vi) violation of the Company’s policies, provided such violation is not corrected (assuming a reasonable person would believe it is correctable) by Mr. Saxon within twenty (20) business days after receipt of written notice from the Company.

Mr. Saxon has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Saxon has also agreed that upon termination of employment he will not compete with the Company for a period of one year from the date of termination and will not solicit any customer or employee of the Company or solicit any entity that has been contacted by the Company regarding a possible acquisition by the Company for purposes of acquiring that entity, for three years after termination.

Christopher M. Longo

Pursuant to Mr. Longo’s employment agreement, dated March 1, 2010, he has agreed to serve as the Chief Information Officer of the Company. Mr. Longo’s term of employment under this agreement continues until February 28, 2013, at which time the employment agreement will automatically renew for successive one year terms, unless Mr. Longo or the Company provides 90 days’ written notice of an intention not to renew (the “Employment Period”). Mr. Longo is entitled to an annual salary review beginning on March 1, 2011.

Effective March 1, 2010, Mr. Longo receives an annual base salary in the amount of $500,000. Mr. Longo is entitled to an annual profit bonus, equal to one percent (1%) of the Company’s profit for the fiscal year, provided that the annual profit is no less than 75% of the profit target for that year. “Profit” as defined in the agreement as the Company’s after-tax net income for the calendar year, excluding investment gains and losses and extraordinary and non-recurring income, as determined in accordance with generally accepted accounting principles on a consistent basis, including appropriate reserves, by the Company’s independent public accountants. The “profit target” is, for each calendar year during the Employment Period, the greater of the profit for the preceding calendar year and the profit of the Company for the annual period ended December 31, 2009. The annual profit bonus is subject to a cap, which shall be the amount equal to (i) three times Mr. Longo’s then current salary if the profit is more than 110% of the profit target; (ii) two times Mr. Longo’s then current salary if the profit is 110% or less, but greater than 100% of the profit target; and (iii) Mr. Longo’s then current salary if the profit is 100% or less, but equal to or greater than 75% of the profit target. Mr. Longo may also receive other bonus payments determined at the sole discretion of the Board of Directors. Pursuant to his prior employment agreement, on February 9, 2006, Mr. Longo was granted 343,750 options, which fully vested on February 9, 2010. On October 27, 2007, Mr. Longo was granted an additional 50,000 options, which will fully vest over a period of 4 years. On June 30, 2009, Mr. Longo was granted an additional 50,000 options, which will fully vest over a period of 4 years. On March 22, 2010, Mr. Longo was granted 10,000 shares of restricted stock, which will fully vest over a period of four years.

In the event of disability, the Company may terminate Mr. Longo’s employment agreement upon five days’ written notice; however, he will be entitled to receive his salary and any unreimbursed expenses following the disability termination date for a period which is the greater of one year or the remainder of the Employment Period. In the event Mr. Longo dies during his term of employment, his heirs shall be entitled to receive his salary and any unreimbursed expenses from the date of his death for a period which is the greater of one year or the remainder of the Employment Period.

The Company may terminate Mr. Longo’s employment at any time for cause and, upon such an event, the Company will have no further compensation or benefit obligation to Mr. Longo after the date of termination. Cause is defined in Mr. Longo’s employment agreement as (i) habitual or gross negligence in the performance of his duties and responsibilities with the Company, including a failure to perform such duties and responsibilities, provided such performance or neglect is not corrected (assuming it is correctable) by Mr. Longo within twenty (20) business days after receipt of written notice from the Company; (ii) any material breach by Mr. Longo of the employment agreement or any other agreement with the Company or any of its affiliates to which Mr. Longo is a party, provided such performance or neglect is not corrected (assuming a reasonable person would believe it is correctable) by Mr. Longo within twenty (20) business days after receipt of written notice from the Company; (iii) breach of a fiduciary duty to the Company or failure to act in the best interests of the Company; (iv) the arrest (following an investigation of the facts which results in a determination by the Company of Mr. Longo’s culpability) of, conviction of, or admission by, Mr. Longo of a felony or crime involving moral turpitude, whether or not committed in the course of performing services for the Company; (v) the commission by Mr. Longo of any acts of moral turpitude, including the commission by Executive of embezzlement, theft or any other fraudulent act; or (vi) violation of the Company’s policies, provided such violation is not corrected (assuming a reasonable person would believe it is correctable) by Mr. Longo within twenty (20) business days after receipt of written notice from the Company.

Mr. Longo has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Longo has also agreed that upon termination of employment he will not compete with the Company for a period of one year from the date of termination and will not solicit any customer or employee of the Company or solicit any entity that has been contacted by the Company regarding a possible acquisition by the Company for purposes of acquiring that entity, for three years after termination.

2005 Equity Incentive Plan

Our Board of Directors and Shareholders approved the 2005 Equity Incentive Plan in December 2005, which allows for grants of incentive stock options, non-qualified stock options and restricted shares of common stock to present and future officers, directors, employees and consultants of the Company or any subsidiary. The aggregate number of shares of common stock for which awards may be issued may not exceed

5,994,300 shares, and the aggregate number of shares of common stock for which restricted stock awards may be issued may not exceed 1,998,100 shares, subject to the authority of our Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting our common stock.

Summary Compensation Table for Fiscal Year 2009

The following table sets forth the compensation paid or accrued by us in fiscal year 2009 for our named executive officers. Our named executive officers include our chief executive officer, our chief financial officer and our three other most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Bonus Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Barry D. Zyskind Chief Executive Officer	2009	625,000	12,019	—	1,562,500	33,196	2,232,715
	2008	625,000	12,019	—	1,562,500	33,816	2,233,335
	2007	625,000	—	—	1,050,000	34,130	1,709,130
Ronald Pipoly Chief Financial Officer	2009	400,000	7,692	—	600,000	7,350	1,015,042
	2008	400,000	7,692	223,200	375,000	6,900	1,012,792
	2007	300,000	—	285,500	375,000	6,750	967,250
Max Caviet President of AIU	2009(4)	567,742	7,884	—	595,411	29,171	1,200,207
	2008(5)	365,475	—	223,200	548,213	42,973	1,179,861
	2007(6)	496,075	—	285,500	667,291	19,108	1,467,974
Michael J. Saxon Chief Operating Officer	2009	500,000	159,615	—	500,000	7,350	1,116,965
	2008	500,000	9,615	223,200	400,000	6,900	1,139,715
	2007	400,000	—	285,500	400,000	6,750	1,092,250
Christopher Longo Chief Information Officer	2009	362,500	7,692	156,340	600,000	—	1,126,532
	2008	300,000	6,250	—	375,000	6,900	688,150
	2007	250,000	—	285,500	375,000	6,750	917,250

(1)	Reflects a bonus of an additional week of pay that was given to all the Company’s employees in December 2009 and 2008. For Mr. Saxon, also includes a discretionary bonus of $150,000 in 2009.
(2)	The dollar amounts represent the aggregate grant date fair value of awards granted during each of the years presented. The grant date fair value of an award is measured in accordance with FASB ASC topic 718 utilizing the assumptions discussed in Note 14 to our financial statements for the fiscal year ended December 31, 2009.
(3)	The amounts in this column reflect for each named executive officer, except for Mr. Caviet and Mr. Longo (who did not make a 401(k) contribution), matching contributions made by the Company under the 401(k) plan. The amount shown in this column for Mr. Zyskind also includes payments made by the Company on an automobile leased by Mr. Zyskind in the amount of $9,983, the cost of health and dental coverage paid by the Company for Mr. Zyskind and his covered dependents in the amount of $14,806, and the annual premium paid by the Company for individual permanent life insurance coverage for the benefit of Mr. Zyskind’s beneficiaries in the amount of $1,057. The amount shown in this column for Mr. Caviet only includes reimbursement of payments on an automobile leased by Mr. Caviet in the amount of $12,211 and the cost of health and dental coverage paid by the Company for Mr. Caviet and his covered dependents in the amount of $3,940 and the annual premium paid by the Company for individual life insurance coverage for the benefit of Mr. Caviet’s beneficiaries in the amount of $13,019.
(4)	Salary and all other compensation were paid in British pounds, but converted to U.S. dollars using the spot market currency exchange rate in effect in New York City on December 31, 2009, which was $1.6221 to £1.00. Bonus is paid in U.S. dollars.

(5)	Salary and all other compensation were paid in British pounds, but converted to U.S. dollars using the spot market currency exchange rate in effect in New York City on December 31, 2008, which was $1.4619 to £1.00. Bonus is paid in U.S. dollars.
(6)	Salary and all other compensation were paid in British pounds, but converted to U.S. dollars using the spot market currency exchange rate in effect in New York City on December 31, 2007, which was $1.9843 to £1.00. Bonus is paid in U.S. dollars.

Grant of Plan-Based Awards for Fiscal Year 2009

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Target(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold	Target	Maximum
Barry D. Zyskind Annual Bonus				$1,562,500
Ronald Pipoly Annual Bonus		$120,000
Max Caviet Annual Bonus				851,613
Michael J. Saxon Annual Bonus				500,000
Christopher Longo Equity Incentive Plan	6/30/2009					50,000	11.40	156,340
Annual Bonus				600,000

(1)	Each named executive officer’s employment agreement, other than Mr. Pipoly’s, provides for an annual bonus equal to a pre-determined percentage of the Company’s profits, which is subject to a maximum amount. There is no threshold or target amount, other than with respect to Mr. Pipoly, whose bonus will be no less than 30% of his base salary. See “Compensation Discussion and Analysis — Executive Compensation Bonus” for further explanation of the calculation of these bonuses through 2009.
(2)	Stock options were granted to Mr. Longo under our 2005 Equity Incentive Plan. Twenty-five percent of the stock options vest and become exercisable on the first anniversary of the grant date, with an additional 6.25% of the stock options vesting each quarter thereafter based on continued employment. Each stock option award expires on the tenth anniversary of the grant date. Unvested options are forfeited upon termination of employment; however, if the executive’s termination is due to (i) retirement on or after his sixty-fifth birthday or, with consent of the Company, on or after his fifty-fifth birthday; (ii) disability; or (iii) death, the option becomes fully vested. Following the named executive officer’s termination date, except if terminated for cause, he may exercise vested options for up to three months following the termination, or six months if termination was due to death, or, if sooner, the expiration dates of the options. To the extent permissible, the stock options are incentive stock options within the meaning of Section 422 of the Internal Revenue Code.
(3)	This amount reflects the grant date fair value in accordance with FASB ASC topic 718 utilizing the assumptions discussed in Note 14 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for each of our named executive officers as of December 31, 2009:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Barry D. Zyskind	—	—		—	—
Ronald Pipoly	322,266	21,484		7.00	2/9/2016	(1)
	25,000	25,000		14.55	10/24/2017	(2)
	15,625	34,375		13.97	8/25/2018	(3)
Max Caviet	58,594	3,906		7.00	2/9/2016	(1)
	40,625	9,375		7.50	9/1/2016	(4)
	25,000	25,000		14.55	10/24/2017	(2)
	15,625	34,375		13.97	8/25/2018	(3)
Michael J. Saxon	322,266	21,484		7.00	2/9/2016	(1)
	25,000	25,000		14.55	10/24/2017	(2)
	15,625	34,375		13.97	8/25/2018	(3)
Christopher Longo	322,266	21,484		7.00	2/9/2016	(1)
	25,000	25,000		14.55	10/24/2017	(2)
	—	50,000		11.40	6/30/2019	(5)

(1)	Granted on February 9, 2006 under the 2005 Equity Incentive Plan. Twenty five percent (25%) of the option vested on February 9, 2007. Thereafter, an additional 6.25% of the option vested each quarter, until the option was 100% vested on February 9, 2010.
(2)	Granted on October 24, 2007 under the 2005 Equity Incentive Plan. Twenty five percent (25%) of the option vested on October 24, 2008. Thereafter, an additional 6.25% of the option vests each quarter, until the option is 100% vested on October 24, 2011.
(3)	Granted on August 25, 2008 under the 2005 Equity Incentive Plan. Twenty five percent (25%) of the option will vest on August 25, 2009. Thereafter, an additional 6.25% of the option vests each quarter, until the option is 100% vested on August 25, 2012.
(4)	Granted on September 1, 2006 under the 2005 Equity Incentive Plan. Twenty five percent (25%) of the option vested on September 1, 2007. Thereafter, an additional 6.25% of the option vests each quarter, until the option is 100% vested on September 1, 2010.
(5)	Granted on June 30, 2009 under the 2005 Equity Incentive Plan. Twenty five percent (25%) of the option vested on June 30, 2011. Thereafter, an additional 6.25% of the option vested each quarter, until the option is 100% vested on June 30, 2013.

Option Exercises and Stock Vested

In 2009, none of our named executive officers exercised any stock option awards that were granted to them, nor did any stock held by any of them vest.

Potential Payments upon Termination or Change-In-Control

The table below sets forth the potential payments to our named executive officers under various termination scenarios including termination without cause, termination for good reason, termination as a result of death or disability and termination as a result of retirement, as per their respective employment agreements. See “Executive Compensation — Employment Agreements” for further discussion of termination events. The potential payments to our named executive officers assume that the termination event occurs as of the last day of our fiscal year (December 31, 2009). Since the Board of Directors has discretion as to whether or not to accelerate the vesting of unvested stock options and restricted share awards granted under the 2005 Equity Incentive Plan upon a change in control of the Company, the financial effect of such an event has not been included in this table. We do not include the financial effect of a termination for cause or gross misconduct (as defined in the named executive officer’s employment agreement) because the named executive officers are not entitled to any further compensation or benefits following such a termination.

Name and Principal Position	Without Cause or for Good Reason		Death		Disability		Retirement		Cause
Barry D. Zyskind(1)
Salary Continuation/Bonus	$4,487,500	(2)	$2,925,000	(4)	$2,925000	(5)
Benefits	47,589	(3)	47,589	(3)	47,589	(3)
Ronald Pipoly(1)
Salary Continuation(6)			1,500,000		1,500,000
Vesting of Stock Awards(7)			302,142		302,142
Max Caviet
Salary Continuation/Bonus	2,762,183	(8)					$2,194,441	(9)
Benefits					83,442	(10)
Vesting of Stock Awards(7)			301,879		301,879
Michael J. Saxon(1)
Salary Continuation(6)			1,800,000		1,800,000
Vesting of Stock Awards(7)			302,142		302,142
Christopher Longo(1)
Salary Continuation(6)			1,500,000		1,500,000
Vesting of Stock Awards(7)			349,868		349,868

(1)	The individual employment agreements of Messrs. Pipoly, Saxon and Longo were updated effective March 1, 2010 and Mr. Zyskind’s salary was increased to $975,000 effective January 1, 2010. The amounts in the table reflect their respective updated salaries.
(2)	This lump-sum benefit includes (i) Mr. Zyskind’s 2010 annual base salary provided through December 31, 2012, and (ii) the annual profit bonuses through December 31, 2010, equal to the greater of the average of the bonuses awarded to him during the three fiscal years preceding the fiscal year of termination or the bonus awarded to him for the fiscal year immediately preceding termination.
(3)	This includes the costs for providing Mr. Zyskind with (i) continued participation through December 31, 2012, in all employee benefit plans or programs in which he was participating on December 31, 2009 or, if such participation is prohibited, the after-tax economic equivalent of any such benefit which shall be determined by the lowest cost Mr. Zyskind would incur in obtaining such benefit individually, (ii) continued payment of 100% of the cost of health insurance through the Company’s group health plan for Mr. Zyskind, his spouse and dependent children through December 31, 2012, and (iii) other benefits in accordance with applicable plans and programs of the Company.
(4)	This amount reflects Mr. Zyskind’s 2010 annual base salary provided through December 31, 2012.
(5)	This amount reflects Mr. Zyskind’s 2010 annual base salary provided through December 31, 2012 (which will be reduced by any long-term disability insurance benefit provided by the Company).

(6)	This amount reflects Mr. Pipoly’s, Mr. Saxon’s and Mr. Longo’s annual base salary as March 1, 2010 provided through February 28, 2013.
(7)	This amount includes the full vesting of unvested stock options in accordance with the named executive officers’ Stock Option Award Agreements under the 2005 Equity Incentive Plan.
(8)	This amount includes (i) Mr. Caviet’s salary through March 31, 2010, and (ii) Mr. Caviet’s profit bonus, for a period of five years, on all special risk and extended warranty business written by the Company and its affiliates through December 31, 2009 under the direct or indirect supervision of Mr. Caviet, assuming that such business does not terminate earlier. Mr. Caviet is entitled to this amount if the Company elects to non-renew or terminate Mr. Caviet’s employment for any reason other than gross misconduct. For the definition of gross misconduct, see the summary of Mr. Caviet’s employment agreement in “Executive Compensation-Employment Agreements.” Mr. Caviet’s employment agreement does not provide him with the opportunity to terminate employment with good reason.
(9)	This amount includes Mr. Caviet’s profit bonus, for a period of five years, on all special risk and extended warranty business written by the Company and its affiliates through December 31, 2009 under the direct or indirect supervision of Mr. Caviet, assuming that such business does not terminate earlier.
(10)	This amount reflects the cost of providing Mr. Caviet with permanent health insurance in accordance with his employment agreement.

COMPENSATION COMMITTEE REPORT

AmTrust Financial Services, Inc.’s Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K with management and, based on such review and discussion, has recommended to the Board that the following Compensation Discussion and Analysis be included in the Proxy Statement and, as incorporated by reference, in our Annual Report on Form 10-K.

Donald T. DeCarlo (Chairman) Michael Karfunkel Jay J. Miller
March 22, 2010

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid to each of our named executive officers during the last completed fiscal year.

Overview

The objectives of our executive compensation policy have been to retain the executives who have been integral to our growth, to attract other talented and dedicated executives and to motivate each of our executives to increase our overall profitability. To achieve these goals, we have strived to offer each executive an overall compensation package, which is simple, but competitive and retentive and a meaningful portion of which is tied to the achievement of specific objectives.

Our overall strategy is to compensate our named executive officers with a mix of cash compensation, in the form of base salary and bonus, and equity compensation, in the form of stock options.

Our policy for setting compensation levels has focused on compensating our named executive officers at levels competitive for executives at companies of similar size and development operating in the industry, taking into account performance. Compensation decisions have been made by our Chief Executive Officer in consultation with the Compensation Committee and the Board of Directors, other than with respect to the Chief Executive Officer’s compensation, which has been determined by the Compensation Committee and the Board of Directors. In addition to frequent discussions between the Chief Executive Officer and the Board of Directors, we also gather market compensation data through negotiations related to newly hired executives. We believe that the compensation levels for our named executive officers are competitive. We expect that as we continue to progress our compensation policies will evolve to reflect our achievements and to remain competitive. In November 2009, the Company retained a compensation consultant to advise our compensation strategy for employees and executive management for future compensation decisions.

Executive Compensation

Our executive compensation policy includes the following elements:

Base Salary.  The base salaries we provide to our named executive officers are designed to provide an annual salary at a level consistent with individual experience, skill and contribution to our business. When setting base salary, we consider the totality of the circumstances with respect to each individual and do not adjust base salaries to arrive at a targeted percentile (whether at or above market) based on peer group data. However, in setting base salary for our named executive officers in 2009, we also considered an analysis prepared by Grahall Partners, LLC, an outside compensation consultant (the “consultant”), which compared our compensation paid to the compensation paid to similarly situated executives employed at a peer group of our competitors, based on a comparison of our results and the results of our competitors as measured by objective metrics, such as return on equity, earnings per share and revenue growth, as well as cost of living considerations. The peer group consists of Allied World Assurance Company Holdings Ltd., Amerisafe Inc., Argo Group International Holdings Ltd., CNA Surety Corporation, Employers Holdings Inc., Harleysville Group Inc., Meadowbrook Insurance Group Inc., Navigators Group Inc., Proassurance Corporation, RLI Corporation, Safety Insurance Group Inc., Tower Group Inc., United America Indemnity Ltd., United Fire & Casualty Company and Zenith National Insurance Corporation.

Because of our growth, the consultant also considered pay levels at an “aspiration” peer group of larger (based on revenue, market capitalization or number of employees) property and casualty companies, which included 21st Century Insurance Group, Affirmative Insurance Holdings Inc., Alleghany Corp., Allied World Assurance Company Holdings Ltd., AmComp Inc., Amerisafe, Inc., Argo Group International Holdings Ltd., Baldwin & Lyons, CNA Surety Corporation, Darwin Professional Underwriters, Donegal Group Inc., EMC Insurance Group Inc., Employers Holdings Inc., Erie Indemnity Company, First Acceptance Corp., First Mercury Financial Corp., FPIC Insurance Group Inc., Gainsco Inc., Hallmark Financial Services Inc., Harleysville Group Inc., Infinity Property and Casualty Corp., James River Group Inc., Markel Corp., Meadowbrook Insurance Group Inc., Midland Co., National Interstate Corp., Navigators Group Inc., Ohio Casualty Corp., Philadelphia Consolidated Holdings Corp., PMA Capital Corp., Proassurance Corp., Procentury Corp., RLI

Corp., Safety Insurance Group Inc., Seabright Insurance Holdings, State Auto Financial Corp., Tower Group Inc., United American Indemnity Ltd., United Fire & Casualty Company, Wesco Financial Corp. and Zenith National Insurance Corp.

The consultant also used a survey group, using data collected from executive compensation survey sources for the property and casualty industry and, to a limited degree, general industry data.

The salaries of the named executive officers are reviewed on an annual basis and the ultimate decision on where to set the base salaries for our named executive officers is determined as described above under “Overview.”

Mr. Longo’s base salary increased from $300,000 in 2008 to $400,000 in 2009. Mr. Caviet’s base salary, in British pounds, increased from £250,000 in 2008 to £350,000 in 2009. Our Chief Executive Officer, in consultation with our Compensation Committee and the Board of Directors, decided to adjust Mr. Longo’s and Mr. Caviet’s base salaries to reflect our growth and Mr. Longo’s and Mr. Caviet’s respective contributions to that growth, as well as the resulting increase in the scope of their respective responsibilities. Specifically, our Chief Executive Officer considered Mr. Caviet’s responsibility for our business in Europe, which grew 44% from 2008 to 2009 primarily from the underwriting of new coverage plans, and the increased number of employees Mr. Caviet is responsible for overseeing in our London and Dublin offices. Mr. Longo was instrumental in the successful integration of our acquisition of Unitrin Business Insurance, the in-house development of proprietary commercial property and casualty systems that we believe provides us with a competitive advantage, the implementation of new information systems ahead of schedule and the management of additional employees. We value loyalty and continuity in all of our employees, but especially with key members of our management team who we feel are essential to our organization and who we have determined it is vital to retain.

Bonus.  We believe that bonuses should be dependent on and tied to the Company’s performance, and should only be paid in the event of superior performance. Our bonus policy is designed to reward each named executive officer for his contributions to our profitability for the fiscal year. Except for Mr. Pipoly, the employment agreements for our named executive officers specify the annual bonus targets for each executive. In March 2010, the Compensation Committee proposed the bonus payments for our named executive officers for the 2009 fiscal year and such recommendations were adopted by the Board of Directors.

Annual profit bonuses paid to each named executive officer, other than Mr. Pipoly, are equal to a pre-determined percentage of profits, as set forth in their respective employment agreements. Each such named executive officer’s profit bonus is subject to an annual cap, based on a percentage of the officer’s base salary for the respective fiscal year, as set forth in their respective employment agreements. The maximum annual profit bonuses for these named executive officers are as follows: 250% of base salary for Mr. Zyskind; 150% of base salary for Mr. Caviet; 100% of base salary for Mr. Saxon; and 150% of base salary for Mr. Longo. Mr. Pipoly’s bonus, which in 2009 was not subject to an annual cap, is determined to be in a different manner (as described below). We believe it would not be appropriate for the Chief Financial Officer’s bonus to be directly based on the Company’s results. Under the new employment agreements entered into and effective March 1, 2010 with each of Mr. Saxon and Mr. Longo the maximum annual bonus beginning for calendar year 2010, subject to the Company meeting certain thresholds, is 300% of base salary for each of Mr. Saxon, Mr. Pipoly and Mr. Longo.

Mr. Zyskind’s employment agreement provides an annual profit bonus equal to two percent (2%) of our pre-tax profits for the fiscal year, provided that our pretax profit equals or exceeds a given threshold, subject to the annual cap discussed above. Profit is defined in Mr. Zyskind’s employment agreement as our revenues less expenses, determined in accordance with generally accepted accounting principles on a consistent basis. The threshold profit for fiscal year 2009 was $29.3 million and has been increased to $75 million for 2010. Our pre-tax profits for fiscal year 2009 were $130.7 million, 2% of which is approximately $2.6 million. Therefore, Mr. Zyskind’s bonus was capped at 250% of his base salary, which was $1,562,500.

The employment agreements in effect through 2009 for Mr. Saxon and Mr. Longo provided that the annual profit bonus was equal to one percent (1%) of our profits for the fiscal year, subject to the annual caps discussed above. Profit is defined in Mr. Saxon’s and Mr. Longo’s employment agreements in effect through

2009 as our after tax net income, excluding extraordinary income, which for fiscal year 2009 was $103.2 million, 1% of which is approximately $1 million. Therefore, Mr. Saxon’s annual bonus was capped at 100% of his base salary ($500,000) and Mr. Longo’s bonus was capped at 150% of his base salary ($600,000). In addition, in 2009, Mr. Saxon also received a discretionary bonus in the amount of $150,000.

Mr. Caviet’s annual profit bonus is equal to ten percent (10%) of our pre-tax net operating income, exclusive of extraordinary items and investment income or loss, arising from special risk and extended warranty business written by us and our affiliates under the direct or indirect supervision of Mr. Caviet, which for fiscal year 2009 was $5.9 million, subject to the annual cap discussed above. Mr. Caviet’s annual bonus was not capped because 10% of the profit amount described above ($595,411) was less than 150% of his base salary ($851,550).

Mr. Pipoly’s employment agreement in effect through 2009 provided that the annual bonus was equal to an amount comparable to our other senior executives, provided that we have met the targets set forth in our business plan for the subject annual period. Mr. Pipoly’s minimum bonus was 30% of his base salary. For fiscal year 2009, Mr. Pipoly’s bonus was $600,000, which was comparable to the bonuses we paid to our other named executive officers and reflects our growth and Mr. Pipoly’s contribution to that growth, as well as the resulting increase in the scope of his responsibilities. The bonuses awarded to each named executive officer for 2009 are shown above in the “Summary Compensation Table for Fiscal Year 2009” in the “Bonus Awards” and “Non-Equity Incentive Plan Compensation” columns.

In addition to the annual profit bonus, under the terms of their respective employment agreements, each named executive officer is also eligible for a discretionary bonus, as determined each fiscal year by the Board of Directors. The actual amount of any discretionary bonus will be determined following a review of each named executive officer’s individual performance and contribution to our strategic goals during the fiscal year. Other than Mr. Saxon, who received an additional $150,000 discretionary bonus for his outstanding efforts and contributions to the Company, the other named executive officers did not receive discretionary bonuses in 2009.

A bonus of an additional week’s pay was given to all the Company’s employees in December 2009, which was $12,019 for Mr. Zyskind, $7,692 for Mr. Pipoly, $7,884 for Mr. Caviet, $9,615 for Mr. Saxon and $7,692 for Mr. Longo.

Stock and Stock-Based Grants

Stock Options.  Stock-based awards are a critical component of our executive compensation policy as equity ownership helps closely align our named executive officers’ interests to those of our shareholders. Our 2005 Equity Incentive Plan (the “2005 Plan”) has provided the principal method for our named executive officers to acquire equity interests in the Company. The 2005 Plan was established to award our employees and named executive officers with proprietary interests in the Company and to provide an additional incentive to promote our success and to remain in our service. The 2005 Plan authorizes us to grant incentive stock options, non-qualified stock options and restricted stock awards to our employees, officers, directors and consultants. There are currently approximately 998 people who are eligible to participate in the plan at the discretion of our Board of Directors, which oversees the administration of the Plan.

In 2009, Mr. Longo was awarded stock options in the amounts indicated below in the “Grants of Plan-Based Awards for Fiscal Year 2009” table. The stock options are intended to be treated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code to the extent possible. The stock options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. Under the 2005 Equity Incentive Plan, unless otherwise determined by the Board of Directors and provided in the award agreement, 25% of the stock options become exercisable on the first anniversary of the grant date, with an additional 6.25% of the stock options vesting each quarter thereafter based on continued employment, and expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code.

Restricted Stock.  The Board of Directors has made, and may in the future elect to make, grants of restricted stock to our named executive officers. Under the 2005 Equity Incentive Plan, unless otherwise determined by the Board of Directors and provided in the award agreement, 25% of the restricted stock vests on the first anniversary of the grant date, with 6.25% of the restricted stock vesting each quarter thereafter and based upon continued employment. On March 22, 2010, the Compensation Committee granted 15,000 shares of restricted stock to each of Mr. Saxon and Mr. Caviet and 10,000 shares of restricted stock to each of Mr. Pipoly and Mr. Longo.

Retirement Plan.  We do not provide a qualified or non-qualified pension plan for our named executive officers. All of our employees who have been employed for at least 12 months, however, are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 75% of their compensation to the plan on a pre-tax basis, subject to the applicable dollar limit set by the Internal Revenue Service. We make a Company contribution of up to 50% of an employee’s contribution to the plan, up to 6% of eligible compensation. We may also make discretionary profit sharing contributions to the Plan. No profit sharing contributions were made in 2009.

Change of Control and Severance Arrangements.  The employment agreements in effect through 2009 for each of our named executive officers do not contain change of control provisions, nor do we maintain change of control agreements with any of our named executive officers. Mr. Zyskind’s and Mr. Caviet’s employment agreements, which are as discussed in more detail above, provide certain severance benefits should they be terminated without cause and, with respect to Mr. Zyskind, should he terminate his employment agreement for good reason. Mr. Caviet’s severance benefits are tied to non-solicitation provisions. We do not provide any other severance benefits.

Perquisites and Other Benefits.  As a general matter, we limit the use of perquisites in compensating our senior management. We do, however, cover the full cost of health insurance premiums for Mr. Zyskind and Mr. Caviet and their families and provide Mr. Zyskind with an individual permanent life insurance policy. We also make the lease payments on an automobile leased by Mr. Zyskind and reimburse Mr. Caviet for the lease payments that he makes on an automobile. The amount of Mr. Zyskind’s and Mr. Caviet’s health and automobile benefits are shown below in the “Summary Compensation Table for Fiscal Year 2009.”

We also maintain a number of health and welfare programs to provide life, health and disability benefits to our employees. Other than with respect to the benefits we provide to Mr. Zyskind discussed above, our named executive officers in the U.S. participate in these plans on the same terms as other U.S. employees. In addition to the benefits discussed above, Mr. Caviet participates in the employee benefits offered for employees of our U.K. affiliates.

Other Compensation.  The employment agreements entered into with our named executive officers will remain in their current form until such time as the Board of Directors determines, in its discretion, that revisions are appropriate. In addition, we intend to continue to maintain our current benefits and perquisites for our named executive officers; however, the Board of Directors, in its discretion, may modify, amend or add to a named executive officer’s executive benefits or perquisites if it deems it advisable.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, which generally limits to $1 million the tax deductibility of compensation paid by a public company to its chief executive officer and to any of the other four most highly compensated executive officers. Section 162(m) provides an exception to this deduction limit for performance based compensation that meets certain requirements. Two types of compensation can qualify as performance based compensation under section 162(m): (i) annual bonuses and other incentive awards, if they are payable or vest based on achievement of objective performance goals under a plan that meets the 162(m) requirements, and (ii) stock options and stock appreciation rights, if they are granted under a shareholder approved plan that meets certain criteria.

Compensation of Directors

We pay an annual retainer of $55,000 to each non-employee director of the Company other than George Karfunkel and Michael Karfunkel. In addition, each such director received a fee of $2,000 for each meeting of the Board of Directors attended in person and $1,000 for each meeting of the Board of Directors attended via teleconference. Each such non-employee director who chaired a committee also received an annual retainer of $5,000, as well as $1,000 for each meeting of such committee of the Board chaired. Each such non-employee director received a fee of $1,000 for each meeting of a committee of the Board of Directors attended. We also reimbursed our directors for reasonable expenses they incurred in attending Board of Directors or committee meetings.

In 2009, we also paid Mr. Miller an additional $85,000 in consideration of his serving a director on the boards of our subsidiaries. Additionally, Mr. DeCarlo earned an additional $44,333 in consideration of his serving as a director on the boards of certain of our subsidiaries and Mr. DeCarlo and Mr. Gulkowitz were paid $25,000 each for serving as members of the Special Committee that negotiated and approved AmTrust’s investment in American Capital Acquisition Corporation.

Pursuant to our 2005 Equity Incentive Plan, in 2009 we made a grant of options to purchase 6,250 shares of our common stock, which will vest over a period of one year to each of our non-employee directors other than George Karfunkel and Michael Karfunkel. On February 19, 2010, we made annual grants of options to purchase 6,250 shares of our common stock to each of our non-employee directors other than George Karfunkel and Michael Karfunkel and intend to make an initial grant of an option to purchase 12,500 shares of our Common Stock to Susan C. Fisch should she be elected to the Board. Each such option will fully vest one year after the date of grant. Such options will have an exercise price equal to the fair market value as of the date of the grant and will expire ten years from the date of the grant. George Karfunkel and Michael Karfunkel will not receive any compensation for serving on our Board of Directors.

The following table sets forth compensation earned by the non-employee members of our Board of Directors during the fiscal year ending December 31, 2009:

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)	Total ($)
Michael Karfunkel(3)	—		—	—
George Karfunkel	—		—	—
Donald T. DeCarlo	148,333		17,787	166,120
Abraham Gulkowitz	101,000		17,787	118,787
Isaac M. Neuberger	85,000	(4)	17,787	102,787
Jay J. Miller	154,000		17,787	171,787

(1)	The amounts in this column reflect retainer fees, Board meeting fees and committee fees earned in 2009 for service on our Board of Directors and its committees and, with respect to Mr. DeCarlo and Mr. Miller, for service on the boards of directors of several of our subsidiaries and with respect to Mr. DeCarlo and Mr. Gulkowitz, the Special Committee.
(2)	The dollar amounts represent the aggregate grant date fair value of awards granted during the year. The grant date fair value of an award is measured in accordance with FASB ASC topic 718 utilizing the assumptions discussed in Note 14 to our financial statements for the fiscal year ended December 31, 2009. At December 31, 2009, the aggregate number of option awards outstanding was: Mr. DeCarlo — 31,250 shares; Mr. Gulkowitz — 31,250 shares; Mr. Neuberger — 31,250 shares; and Mr. Miller — 131,250 shares. Unvested options are forfeited upon termination of the director’s service; however, if the director’s termination of service is due to (i) retirement on or after his sixty-fifth birthday or, with consent of the Company, on or after his fifty-fifth birthday; (ii) disability; or (iii) death, the options become fully vested.
(3)	In connection with Mr. Karfunkel’s services as Chairman of the board of directors and member of the executive committee, the Company provides Mr. Karfunkel with an office and secretarial assistance. There are no incremental costs with the use of such office and secretary.
(4)	Mr. Neuberger resigned from the board on May 18, 2009. On June 5, 2009 the Company paid Mr. Neuberger $55,000, one year Director’s fees, as appreciation for past contributions to the Company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibits:
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 5, 2010	AMTRUST FINANCIAL SERVICES, INC.
By: /s/ Ronald E. Pipoly, Jr. Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer