Form 10-Q
period 2010-09-30
Amtrust Financial Services, Inc.
filed 2010-11-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 1, 2010, the Registrant had one class of Common Stock ($.01 par value), of which 59,517,527 shares were issued and outstanding.

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,013,255; $1,080,914)	$1,045,200	$1,085,362
Equity securities, available-for-sale, at market value (cost $31,607; $60,639)	30,579	50,355
Short-term investments	30,065	31,265
Equity investment in unconsolidated subsidiaries – related party	78,694	1,288
Other investments	15,680	12,746
Total investments	1,200,218	1,181,016
Cash and cash equivalents	303,528	233,810
Accrued interest and dividends	6,344	7,617
Premiums receivable, net	605,192	495,871
Note receivable – related party	—	23,224
Reinsurance recoverable	402,622	349,695
Reinsurance recoverable – related party	363,711	293,626
Prepaid reinsurance premium	159,961	148,425
Prepaid reinsurance premium – related party	268,860	262,128
Prepaid expenses and other assets	162,586	85,108
Federal income tax receivable	—	364
Deferred policy acquisition costs	212,889	180,179
Deferred income taxes	1,770	7,615
Property and equipment, net	23,416	15,858
Goodwill	115,671	53,156
Intangible assets	67,910	62,672
	$3,894,678	$3,400,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,210,616	$1,091,944
Unearned premiums	939,990	871,779
Ceded reinsurance premiums payable	133,281	75,032
Ceded reinsurance premium payable – related party	95,295	86,165
Reinsurance payable on paid losses	9,620	1,238
Funds held under reinsurance treaties	1,489	690
Securities sold but not yet purchased, at market	65,643	16,315
Securities sold under agreements to repurchase, at contract value	238,455	172,774
Accrued expenses and other current liabilities	173,371	180,325
Federal tax payable	3,466	—
Derivatives liabilities	284	1,893
Note payable on collateral loan – related party	167,975	167,975
Non interest bearing note payable – net of unamortized discount of $762; $1,372	14,238	21,128
Term loan	10,000	20,000
Junior subordinated debt	123,714	123,714
Total liabilities	3,187,437	2,830,972
Commitments and contingencies
Redeemable non-controlling interest	997	—
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,314 and 84,179 issued in 2010 and 2009, respectively; 59,499 and 59,314 outstanding in 2010 and 2009, respectively	843	842
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	547,073	543,977
Treasury stock at cost; 24,816 and 24,866 shares in 2010 and 2009, respectively	(300,180)	(300,889)
Accumulated other comprehensive gain (loss)	10,802	(17,020)
Retained earnings	438,009	342,482
Total AmTrust Financial Services, Inc. equity	696,547	569,392
Non-controlling interest	9,697	—
Total stockholders’ equity	706,244	569,392
	$3,894,678	$3,400,364

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Premium income:
Net written premium	$182,837	$167,317	$568,644	$440,616
Change in unearned premium	8,048	(22,025)	(33,398)	(26,098)
Net earned premium	190,885	145,292	535,246	414,518
Ceding commission – primarily related party	37,903	27,369	103,109	87,238
Service and fee income	19,095	4,892	30,634	16,174
Service and fee income – related party	3,323	2,059	8,871	5,838
Net investment income	10,952	14,245	39,237	42,035
Net realized gain (loss) on investments	7,460	(11,653)	2,701	(28,600)
Total revenues	269,618	182,204	719,798	537,203
Expenses:
Loss and loss adjustment expense	120,432	77,531	331,763	229,031
Acquisition costs and other underwriting expenses	82,152	63,154	223,077	185,895
Other	20,210	5,764	35,780	16,732
Total expenses	222,794	146,449	590,620	431,658
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	46,824	35,755	129,178	105,545
Other income (expenses):
Foreign currency (loss) gain	(141)	552	(103)	1,196
Interest expense	(3,410)	(3,813)	(10,045)	(11,991)
Gain on acquisition of life settlement contracts	10,592	—	10,592	—
Total other income (expenses)	7,041	(3,261)	444	(10,795)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	53,865	32,494	129,622	94,750
Provision for income taxes	15,567	8,107	39,574	18,811
Income before equity in earnings (loss) of unconsolidated subsidiaries	38,298	24,387	90,048	75,939
Equity in earnings (loss) of unconsolidated subsidiaries – related party	4,030	(166)	21,803	(785)
Net income	42,328	24,221	111,851	75,154
Net income attributable to non-controlling interests of subsidiaries	3,442	—	3,442	—
Net income attributable to AmTrust Financial Services, Inc.	38,886	24,221	108,409	75,154

Earnings per common share:
Basic earnings per common share	$0.65	$0.41	$1.82	$1.26
Diluted earnings per common share	$0.64	$0.40	$1.79	$1.25
Dividends declared per common share	$0.07	$0.06	$0.21	$0.17

Net realized loss on investments:
Total other-than-temporary impairment losses	$(4,051)	$(3,147)	$(21,196)	$(15,360)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(4,051)	(3,147)	(21,196)	(15,360)
Other net realized gain (loss) on investments	11,511	(8,506)	23,897	(13,240)
Net realized investment gain (loss)	$7,460	$(11,653)	$2,701	$(28,600)

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine&a mp;# 160;Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$111,851	$75,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,632	6,650
Equity earnings and (gain) loss on investment in unconsolidated subsidiaries	(21,803)	785
Gain on acquisition of life settlement contracts	(10,592)	-
Realized loss (gain) on marketable securities	(23,897)	15,360
Non-cash write-down of marketable securities	21,196	13,240
Discount on notes payable	610	830
Stock compensation expense	2,682	3,024
Bad debt expense	4,532	1,950
Premiums on life settlement contracts	(538)	-
Foreign currency (gain) loss	103	(1,196)
Changes in assets - (increase) decrease:
Premium and notes receivable	(98,621)	8,240
Reinsurance recoverable	(52,927)	23,713
Reinsurance recoverable – related party	(70,085)	(63,874)
Deferred policy acquisition costs, net	(32,710)	(62,724)
Prepaid reinsurance premiums	(11,536)	(8,689)
Prepaid reinsurance premiums – related party	(6,732)	5,190
Prepaid expenses and other assets	(32,712)	7,992
Deferred tax asset	8,263	38,540
Changes in liabilities - increase (decrease):
Reinsurance premium payable	58,249	(6,021)
Reinsurance premium payable – related party	26,916	(9,500)
Loss and loss expense reserve	118,672	46,000
Unearned premiums	68,211	30,537
Funds held under reinsurance treaties	799	730
Accrued expenses and other current liabilities	(76,767)	2,462
Net cash (used in) provided by operating activities	(4,204)	128,393

Cash flows from investing activities:
Net sales (purchases) of securities with fixed maturities	96,429	2,445
Net (purchases) sales of equity securities	23,654	6,682
Net sales of other investments	(1,646)	1,216
Investment in ACAC	(53,055)	-
Acquisition of life settlement contracts	(11,972)	-
Acquisition of subsidiaries, net of cash obtained	(11,125)	-
Acquisition of renewal rights and goodwill	-	(6,404)
Purchase of property and equipment	(9,315)	(2,334)
Net cash provided by investing activities	32,970	1,605

Cash flows from financing activities:
Repurchase agreements, net	65,682	(27,615)
Term loan payment	(10,000)	(10,000)
Non-interest bearing note payment	(7,500)	(7,500)
Repurchase of common stock	-	(6,086)
Capital contribution to subsidiary	6,255	-
Stock option exercise and other	1,124	183
Dividends distributed on common stock	(11,879)	(9,530)
Net cash provided by (used in) financing activities	43,682	(60,548)
Effect of exchange rate changes on cash	(2,730)	1,657
Net increase (decrease) in cash and cash equivalents	69,718	71,107
Cash and cash equivalents, beginning of the period	233,810	192,053
Cash and cash equivalents, end of the period	$303,528	$263,160
Supplemental Cash Flow Information:
Income tax payments	$24,457	$9,298
Interest payments on debt	8,672	13,718

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to us.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires additional disclosures about fair value measurements, including disclosure regarding the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers. For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances that includes gains, losses, purchases, sales, issuances and settlements disclosed separately for the period is required. Additionally, fair value measurement disclosures will require disaggregation for each class of assets and liabilities. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the guidance as of January 1, 2010 and the revised guidance did not have an impact on its results of operations, financial position or liquidity.

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

On January 1, 2010, the Company adopted FASB ASU 2009-16 and ASU 2009-17, codified within ASC 860 and ASC 810, respectively. Under ASC 860, the concept of a qualifying special-purpose entity (“QSPE”) has been eliminated and accordingly, any existing QSPE must be evaluated for consolidation. The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. The Company does not have any entities that were considered a QSPE under guidance prior to ASC 860. ASC 810 clarifies the application of consolidation accounting for entities for which the controlling financial interest might not be solely identified through voting rights. The guidance under ASC 810 still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The primary beneficiary of a VIE is the entity having both of the following:

•	the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and
•	the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. The concept of a reconsideration event is retained and an ongoing reassessment of whether a reporting entity is the primary beneficiary of a VIE is required. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power from voting or similar rights to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of ASC 860 and ASC 810 required the Company to consolidate Tiger Capital LLC (See Note 13. “Investment in Life Settlements”) upon its formation during the three months ended September 30, 2010.

Prospective Accounting Literature

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal. These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract. Additional disclosure of the type of acquisition costs capitalized is also required. ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. The Company is currently evaluating the impact of the adoption of ASU 2010-26 on its financial position.

3.	Investments

(a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2010, are presented in the table below:

(Amounts in thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$5,597	$148	$(68)	$5,677
Common stock	26,010	2,599	(3,707)	24,902
U.S. treasury securities	32,151	2,294	—	34,445
U.S. government agencies	6,540	747	—	7,287
Municipal bonds	38,056	2,235	(2)	40,289
Corporate bonds and other bonds:
Finance	435,126	14,249	(15,233)	434,142
Industrial	58,474	3,288	(70)	61,692
Utilities	26,602	1,916	—	28,518
Commercial mortgage backed securities	2,066	135	—	2,201
Residential mortgage backed securities:
Agency backed	403,457	21,523	—	424,980
Non-agency backed	7,988	637	(5)	8,620
Asset-backed securities	2,795	231	-	3,026
	$1,044,862	$50,002	$(19,085)	$1,075,779

Proceeds from the sale of investments during the nine months ended September 30, 2010 were approximately $2,826,479.

 (b) Investment Income

Net investment income for the three and nine months ended September 30, 2010 and 2009 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Fixed maturities	$9,462	$11,647	$32,832	$35,111
Equity securities	51	1,686	410	2,037
Cash and cash equivalents	1,102	336	3,857	3,908
Note receivable - related party	563	829	2,612	2,462
	11,178	14,498	39,711	43,518
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	226	253	474	1,483
	$10,952	$14,245	$39,237	$42,035

(c) Other-Than-Temporary Impairment

Other-than-temporary impairment (“OTTI”) charges of our fixed-maturities and equity securities for the three and nine months ended September 30, 2010 and 2009 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Equity securities	$4,051	$3,147	$10,656	$11,108
Fixed maturities	—	—	10,540	4,252
	$4,051	$3,147	$21,196	$15,360

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2010:

	Less Than 12 Months			12 Months or More			Total
(Amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses

Common and preferred stock	$6,557	$(3,076)	12	$3,528	$(699)	46	$10,085	$(3,775)
Municipal bonds	239	(1)	1	350	(1)	1	589	(2)
Corporate bonds:
Finance	34,909	(302)	9	148,673	(14,931)	30	183,582	(15,233)
Industrial	4,916	(70)	1	—	—	—	4,916	(70)
Utilities	—	—	—	—	—	—	—
Residential mortgage backed securities:
Non-agency backed	—	—	—	25	(5)	1	25	(5)
Total temporarily impaired	$46,621	$(3,449)	23	$152,576	$(15,636)	78	$199,197	$(19,085)

There are 101 securities at September 30, 2010 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the length of time the security’s fair value has been below its amortized cost, the nature of the investment and management’s intent to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps and Credit Default Swaps as of September 30, 2010:

	Remaining Life of Notional Amount (1)
(Amounts in thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$10,000	$—	$—	$10,000
Credit default swaps	2,000	—	—	—	2,000
	$2,000	$10,000	$—	$—	$12,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2010 was $65,187 for fixed maturity securities, which consisted of U.S. treasuries and corporate bonds, and $456 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2010. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of September 30, 2010, there were $238,455 principal amount outstanding at interest rates between .30% and .37% per annum. Interest expense associated with these repurchase agreements for the three months ended September 30, 2010 and 2009 was $226 and $280, respectively, of which $158 was accrued as of September 30, 2010. Interest expense associated with the repurchase agreements for the nine months ended September 30, 2010 and 2009 was $474 and $1,483, respectively. The Company has approximately $242,409 of collateral pledged in support of these agreements.

4.	Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2010:

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$34,445	$34,445	$-	$-
U.S. government agencies	7,287	-	7,287	-
Municipal bonds	40,289	-	40,289	-
Corporate bonds and other bonds:
Finance	434,142	-	434,142	-
Industrial	61,692	-	61,692	-
Utilities	28,518	-	28,518	-
Commercial mortgage backed securities	2,201	-	2,201	-
Residential mortgage backed securities:
Agency backed	424,980	-	424,980	-
Non-agency backed	8,620	-	8,620	-
Asset-backed securities	3,026	-	3,026	-
Equity securities	30,579	30,579	-	-
Short term investment	30,065	30,065	-	-
Other investments	15,680	-	-	15,680
Loans on insurance policies	6,076	-	-	6,076
Life settlement contracts	17,025	-	-	17,025
	$1,144,625	$95,089	$1,010,755	$38,781
Liabilities:
Equity securities sold but not yet purchased, market	$456	$456	$-	$-
Fixed maturity securities sold but not yet purchased, market	65,187	54,274	10,913	-
Securities sold under agreements to repurchase, at contract value	238,455	-	238,455	-
Derivatives	284	-	-	284
	$304,382	$54,730	$249,368	$284

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three and nine months ended September 30, 2010 and 2009:

(Amounts in thousands)	Balance as of July 1, 2010	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2010

Other investments	$13,323	$6	$—	$2,432	$(81)	$—	$15,680
Life settlement contracts	—	10,592	—	6,433	—	—	17,025
Loans on insurance policies	—	—	—	6,076	—	—	6,076
Derivatives	(220)	(64)	—	—	—	—	(284)
Total	$13,103	$10,534	$—	$14,941	$(81)	$—	$38,497

(Amounts in thousands)	Balance as of January 1, 2010	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2010

Other investments	$12,746	$283	$296	$2,555	$(200)	$—	$15,680
Life settlement contracts	—	10,592	—	6,433	—	—	17,025
Loans on insurance policies	—	—	—	6,076	—	—	6,076
Derivatives	(1,893)	1,609	—	—	—	—	(284)
Total	$10,853	$12,484	$296	$15,064	$(200)	—	$38,497

(Amounts in thousands)	Balance as of July 1, 2009	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2009

Fixed securities	$5,740	$—	$—	$—	$(4,400)	$—	$1,340
Other investments	13,017	—	—	3	(1,563)	—	11,457
Derivatives	(2,320)	(554)	(548)	—	—	—	(3,422)
Total	$16,437	$(554)	$(548)	$3	$5,963	$—	$9,375

(Amounts in thousands)	Balance as of January 1, 2009	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2009

Fixed securities	$7,895	$—	$—	$—	$(6,555)	$—	$1,340
Other investments	13,457	(39)	—	141	(2,102)	—	11,457
Derivatives	(1,439)	(677)	(1,306)	—	—	—	(3,422)
Total	$19,913	$(716)	$(1,306)	$141	$(8,657)	$—	$9,375

The Company had no transfers between levels during the three and nine months ended September 30, 2010.

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

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of September 30, 2010 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances, which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of September 30, 2010:

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

The Company recorded $2,553 and $2,487 of interest expense for the three months ended September 30, 2010 and 2009, respectively, and $7,657 and $7,591 of interest expense for the nine months ended September 30, 2010 and 2009, respectively, related to these trust preferred securities.

Term Loan

On June 3, 2008, the Company entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of the loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and end on June 3, 2011. As of September 30, 2010, the principal balance was $10,000. The loan carries a variable interest rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin rate, which is 185 basis points. As of September 30, 2010, the interest rate was 2.1%. The Company recorded $167 and $349 of interest expense for the three months ended September 30, 2010 and 2009, respectively, and $630 and $1,191 of interest expense for the nine months ended September 30, 2010 and 2009, respectively. The Company can prepay any amount without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from a variable to a fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points, or 5.32%, and receives a variable rate in return based on LIBOR plus a margin rate, which is 185 basis points. The variable rate is reset every three months, at which time the interest is settled and is recognized as adjustments to interest expense. The Company recorded interest expense of $32 and $159 for the three months ended September 30, 2010 and 2009, respectively, and $97 and $598 for the nine months ended September 30, 2010 and 2009 related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first two were paid in 2009 and 2010, respectively, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $160 and $234 of amortized discount on the note in its results of operations for the three months ended September 30, 2010 and 2009, respectively, and $610 and $830 for the nine months ended September 30, 2010 and 2009, respectively. The note’s carrying value at September 30, 2010 was $14,238.

 Line of Credit

On June 30, 2010, the Company extended the term of its unsecured $30,000 line of credit with JP Morgan Chase, N.A. to June 30, 2011. The line is used for collateral for letters of credit. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of September 30, 2010, there was no outstanding balance on the line of credit. At September 30, 2010, the Company had outstanding letters of credit in place for $24,766 that reduced the availability on the line of credit to $5,234.

Maturities of Debt

Maturities of the Company’s debt subsequent to September 30, 2010 are as follows:

(Amounts in thousands)	2010	2011	2012	2013	2014	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	3,333	6,667	—	—	—	—
Promissory note	—	6,876	7,362	—	—	—
Total	$3,333	$13,543	$7,362	$—	$—	$123,714

6.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Policy acquisition expenses	$52,761	$27,572	$128,174	$91,596
Salaries and benefits	24,956	20,299	73,371	60,240
Other insurance general and administrative expense	4,435	15,283	21,532	34,059
	$82,152	$63,154	$223,077	$185,895

7.	Earnings Per Share

Effective January 1, 2009, the Company adopted ASC subtopic 260-10, Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, requiring the two-class method of computing earnings per share. The prior period earnings per share data was not required to be retrospectively adjusted as all participating securities were issued in 2010.

The following is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended June 30,
(Amounts in thousands except per share)	2010	2009	2010	2009

Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$38,886	$24,221	$108,409	$75,154
Less: Net income allocated to participating securities and redeemable non-controlling interest	427	-	454	-
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$38,459	$24,221	$107,955	$75,154

Weighted average shares outstanding – basic	59,540	59,324	59,455	59,475
Less: Weighted average participating shares outstanding	50	-	35	-
Weighted average common shares outstanding – basic	59,490	59,324	59,420	59,475
Net income per AmTrust Financial Services, Inc. common shares - basic	$0.65	$0.41	$1.82	$1.26

Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$38,886	$24,221	$108,409	$75,154
Less: Net income allocated to participating securities and redeemable non-controlling interest	427	-	454	-
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$38,459	$24,221	$107,955	$75,154

Weighted average common shares outstanding – basic	59,490	59,324	59,420	59,475
Plus: Dilutive effect of stock options, other	885	664	850	436
Weighted average common shares outstanding – dilutive	60,375	59,988	60,270	59,911
Net income per AmTrust Financial Services, Inc. common share - diluted	$0.64	$0.40	$1.79	$1.25

    As of September 30, 2010, there were approximately 400 anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

During 2010, the Company adopted the 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. All remaining unissued shares related to the Company’s previously existing 2005 and Equity and Incentive Plan were absorbed into the Plan. As of September 30, 2010, approximately 5,900,000 shares of Company common stock remained available for grants under the Plan.

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

The following schedule shows all options granted, exercised and expired under the Plan for the nine months ended September 30, 2010 and 2009:

	2010		2009
(Amounts in thousands except per share)	Number of Shares	Amount per Share	Number of Shares	Amount per Share

Outstanding beginning of period	4,168	$7.00-15.02	3,728	$7.00-15.02
Granted	241	12.82-14.33	543	8.99-11.40
Exercised	(135)	7.50-11.72	(24)	7.50
Cancelled or terminated	(96)	7.50-14.55	(87)	7.50-14.55
Outstanding end of period	4,178	$7.00-15.02	4,160	$7.00-15.02

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $3.69 and $3.02, respectively.

During the first nine months of 2010, the Company issued 50,000 shares of restricted stock with a market value of approximately $700. The Board has set a four year vesting period for the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $44 and $93 related to this grant during the three and nine months ended September 30, 2010, respectively.

During the first nine months of 2010, the Company issued approximately 90,000 RSUs with a market value of approximately $1,250. The Board has set a four year vesting period for RSUs. The fair value of each RSU is equal to the market price of the Company’s common stock at the date of grant. Expense relating to the RSU grant is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $78 and $117 related to RSU grants during the three and nine months ended September 30, 2010, respectively.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $822 and $1,212 for the three months ended September 30, 2010 and 2009, respectively and $2,682 and $3,024 for the nine months ended September 30, 2010 and 2009, respectively.

    As of September 30, 2010 there was approximately $4,400 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Net income attributable to AmTrust Financial Services, Inc. shareholders	$38,886	$24,221	$108,409	$75,154
Unrealized holding gain (loss)	7,649	25,441	9,882	51,438
Reclassification adjustment	7,521	11,336	19,439	25,743
Foreign currency translation	7,348	582	(1,499)	3,705
Comprehensive income	$61,404	$61,580	$136,231	156,040

10.	Income Taxes

Income tax expense for the three months ended September 30, 2010 and 2009 was $15,567 and $8,107, respectively, and $39,574 and $18,811 for the nine months ended September 30, 2010 and 2009, respectively. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	$53,865	$32,494	$129,622	$94,750
Equity in earnings (loss) of unconsolidated subsidiaries	4,030	(166)	21,803	(785)
Non-controlling interest	(3,442)	—	(3,442)	—
	$54,453	$32,328	$147,983	$93,965

Income taxes at statutory rates	$19,059	$11,315	$51,794	$32,888
Effect of income not subject to U.S. taxation	(2,499)	(3,791)	(11,468)	(13,679)
Other, net	(993)	583	(752)	(398)
Provision for income taxes as shown on the Condensed Consolidated Statements of Income	$15,567	$8,107	$39,574	$18,811
GAAP effective tax rate	28.6%	25.1%	26.7%	20.0%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, statutes of limitation are open for tax years ended December 31, 2005 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At September 30, 2010, the Company has approximately $1,583 of accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

During 2007, the Company, while performing a review of the income tax return filed with the Internal Revenue Service (“IRS”) for calendar year ending December 31, 2006, determined an issue existed per FASB ASC 740-10 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $1,005 (including $188 for penalties and interest) and has reflected this position, per FASB ASC 740-10 guidelines, in the consolidated financial statements.

11.	Related Party Transactions

Reinsurance Agreement — Maiden

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of September 30, 2010, assuming full exercise of outstanding warrants, Michael Karfunkel owns or controls approximately 13.9% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 4.8% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which the Company’s Bermuda affiliate, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary AmTrust Europe, Ltd., net of commissions) and 40% of losses with respect to the Company's current lines of business, excluding personal lines reinsurance business, certain specialty property and casualty lines written in the Company's Specialty Risk and Extended Warranty segment, which Maiden Insurance was offered but declined to reinsure, and risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000, which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of AmTrust’s workers’ compensation exposure, and will share the benefit of the 2010 excess reinsurance protection.

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

The following is the effect on the Company’s balance sheet as of September 30, 2010 and December 31, 2009 and the results of operations for the three and nine months ended September 30, 2010 and 2009 related to the Maiden Quota Share agreement:

(Amounts in thousands)	As of September 30, 2010	As of December 31, 2009
Assets and liabilities:
Reinsurance recoverable	$363,711	$293,626
Prepaid reinsurance premium	268,860	262,128
Ceded reinsurance premiums payable	(95,295)	(86,165)
Note payable	(167,975)	(167,975)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Results of operations:
Premium written - ceded	$(109,457)	$(92,168)	$(336,014)	$(269,727)
Change in unearned premium - ceded	(11,122)	2,694	6,733	(2,059)
Earned premium - ceded	$(120,579)	$(89,474)	$(329,281)	$(271,786)

Ceding commission on premium written	$33,855	$29,462	$104,959	$84,585
Ceding commission – deferred	4,048	(575)	(1,851)	2,950
Ceding commission - earned	$37,903	$28,887	$103,108	$87,535

Incurred loss and loss adjustment expense - ceded	$78,694	$61,712	$214,140	$199,825
Interest expense	475	499	982	1,623

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers domiciled in the U.S., AII currently holds a collateral loan with Maiden Insurance in the amount of $167,975. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of September 30, 2010 was $335,618. Maiden retains ownership of $335,618, which is deposited in reinsurance trust accounts.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $1,398 and $1,348 of brokerage commission during the three months ended September 30, 2010 and 2009, respectively and $4,253 and $3,577 during the nine months ended September 30, 2010 and 2009, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden. Pursuant to the asset management agreement, the Company earned an annual fee equal to 0.35% per annum of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services fee was reduced to 0.20% per annum and was further reduced to 0.15% per annum once the average invested assets exceed $1,000,000. As a result of this agreement, the Company recorded approximately $677 and $616 of investment management fees for the three months ended September 30, 2010 and 2009, respectively, and $2,018 and $1,831 for the nine months ended September 30, 2010 and 2009, respectively.

 Services Agreement

The Company, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, the Company earns a fee equal to the amount required to reimburse the Company for its costs plus 8%. As a result of this agreement, the Company recorded approximately $0 and $48 for the three months ended September 30, 2010 and 2009, respectively, and $38 and $383 for the nine months ended September 30, 2010 and 2009, respectively.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share. AII is required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loans, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of September 30, 2010. The Company recorded $475 and $499 of interest expense during the three months ended September 30, 2010 and 2009, respectively, and $982 and $1,623 during the nine months ended September 30, 2010 and 2009, respectively.

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

As of January 1, 2008, Maiden Insurance had a participation in a $4,000 in excess of $1,000 specialty transportation program written by the Company. For calendar year 2008, Maiden Insurance’s participation was 50% and for calendar year 2009, Maiden Insurance’s participation was 30%. This program provided primarily, commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators. The participations were sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Several other broker market reinsurers hold the other 50% participation for 2008 and 70% participation for 2009. The agreement terminated January 1, 2010.

Effective September 1, 2010, the Company, through TIC, entered into a 90% quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes 90% of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”).  The Surplus Lines Facility will enable the Company to write business on a surplus lines basis throughout the United States, which it cannot, at present, do through its insurance subsidiaries.  Currently, the Company is utilizing the Surplus Lines Facility for one program for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC.  The Surplus Lines Facility shall remain continuously in force until terminated.  The Company did not enter into any material transactions related to this agreement during the three months ended September 30, 2010.

Leap Tide Capital Management

In December 2006, the Company formed a wholly-owned subsidiary now named Leap Tide Capital Management, Inc. (LTCMI). LTCMI currently manages approximately $23,000 of the Company’s investment portfolio. Concurrently with the formation of LTCMI, the Company formed Leap Tide Partners, L.P. (“LTP”), a domestic partnership, and Leap Tide Offshore, Ltd. (“LTO”), a Cayman exempted company, both of which were formed for the purpose of providing qualified third-party investors the opportunity to invest funds in vehicles managed by LTCMI (the “Hedge Funds”). The Company also is a member of Leap Tide Capital Management G.P., LLC (“LTGP”), which is the general partner of LTP. LTCMI earns a management fee equal to 1% of LTP’s and LTO’s assets. LTCMI earns an incentive fee of 20% of the cumulative profits of the LTO. LTGP earns an incentive fee of 20% of the cumulative profits of each limited partner of LTP, 50% of which is allocated to the Company’s membership interest. As of September 30, 2010, the current value of the invested funds in the Hedge Funds was approximately $25,000. The majority of funds invested in the Hedge Funds were provided by members of the Karfunkel family. The Company’s Audit Committee has reviewed the Leap Tide transactions and determined that they were entered into at arm’s-length. A majority of the limited partners have the right to liquidate the limited partnership. In addition, the Company is not the managing member of LTGP. As such, in accordance with FASB ASC 810-20-25, the Company does not consolidate LTP. LTCMI earned fees of approximately $157 and $47 under the agreement during the three months ended September 30, 2010 and 2009, respectively, and $234 and $47 during the nine months ended September 30, 2010 and 2009, respectively.

Lease Agreements

In 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in downtown Manhattan from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease to increase its leased space to 14,807 square feet and extend the lease through December 31, 2017. The Audit Committee reviewed and approved the amended lease agreement. The Company paid approximately $226 and $168 for the lease for the three months ended September 30, 2010 and 2009, respectively and $554 and $493 for the nine months ended September 30, 2010 and 2009, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Audit Committee reviewed and approved the lease agreement. Effective May 1, 2009, the Company entered into an amended lease to increase its leased space to 7,156 feet and extend the lease through October 31, 2012. The Company paid approximately $54 and $48 for the lease for the three months ended September 30, 2010 and 2009, respectively and $179 and $139 for the nine months ended September 30, 2010 and 2009, respectively.

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2010 and 2009. The Company recorded a total of $0 and $7 for the three months ended September 30, 2010 and 2009, respectively, and $345 and $87 for the nine months ended September 30, 2010 and 2009, respectively, for its services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, the Company’s Chief Operating Officer. During several prior years, Diversified provided similar services to the Company. While the arrangements were not pre-approved by the Audit Committee, upon subsequent review, the Audit Committee determined that the contracts were not less favorable to the Company than similar services provided at arms-length.

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

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital required by ACAC, 53,054 shares of Series A Preferred Stock, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and the Company’s conversion rights are subject to customary anti-dilution protections. The Company has the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of the Company’s appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointees). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $4,172 and $12,641 of income during the three and nine months ended September 30, 2010 related to its equity investment in ACAC. Additionally, ACAC completed a portion of its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC during the three months ended June 30, 2010. As a result, the Company recorded a gain on its investment in acquired unconsolidated subsidiary in the after tax amount of $10,450, which is included in the income statement in equity in earnings of unconsolidated subsidiaries. In accordance with ASC 805, the gain was applied retrospectively to the three months ended March 31, 2010. ACAC expects to finalize its purchase price accounting by the end of 2010. Upon completion, the Company may be required to adjust its investment in ACAC for additional purchase price adjustments.

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

The acquired GMAC consumer property and casualty insurance business (the “GMAC Business”) is one of the leading writers of automobile coverages through independent agents in the United States. The GMAC Business had a net written premium in excess of $1,000,000 in 2008 that encompassed all fifty states. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMAC Insurers”).

In connection with the Company’s investment:

(i)
the Company provides ACAC and its affiliates information technology development services at a price of cost plus 20%. In addition, once a new system to be developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. The Company recorded approximately $685 and $1,307 of fee income for the three and nine months ended September 30, 2010, respectively, related to this agreement. The terms and conditions of the above are subject to regulatory approval.

(ii)
the Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. As a result of this agreement, the Company earned approximately $438 and $1,021 of investment management fees for the three and nine months ended September 30, 2010.

(iii)
ACAC is providing the Company with access to its agency sales force to distribute the Company’s products, and ACAC will use its best efforts to have said agency sales team appointed as the Company’s agents.

(iv)	ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the Acquisition.
(v)
the Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMAC Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMAC Insurers, as cedents, and the Company, MK Re, Ltd., a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of net premiums of the personal lines business. The Personal Lines Quota share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC Insurers and assume 50% of the related net losses. The Personal Lines Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the GMAC Insurers on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. The GMAC Insurers also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the Personal Lines Quota Share on 60 days written notice in the event the GMAC Insurers are subject to a change of control, cease writing new and renewal business, effect a reduction in their net retention without the Company’s consent or fail to remit premium as required by the terms of the Personal Lines Quota Share. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. As a result of this agreement, the Company assumed $24,523 and $59,083 of business from the GMAC Insurers during the three and nine months ended September 30, 2010.

As a result of these service agreements with ACAC, the Company recorded fees totaling approximately $1,123 and $2,328 for the three and nine months ended September 30, 2010. In addition, in the three months ended June 30, 2010, the Company recorded an accrued liability of approximately $2,500 for advanced fees it received from ACAC that will be applied against future fees owed by ACAC under these service agreements. As of September 30, 2010, the outstanding balance related to these service fees and reimbursable costs was approximately $713.

12.	Acquisitions

 Warrantech

In February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation and its subsidiaries (“Warrantech”) in a cash merger. The Company contributed $3,850 for a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC, the parent company of Warrantech.  Warrantech is a Bedford, Texas-based developer, marketer and third party administrator of service contracts and aftermarket warranty products that largely serves the consumer products and automotive industries in the U.S. and Canada.  Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable — related party). Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in a principal amount equal to the interest not paid in cash on such date.

On August 20, 2010, the Company, through its wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech from WT Acquisition Holdings, LLC for approximately $7,500 in cash and an earnout payment to the sellers of a minimum of $2,000 and a maximum and $3,000 based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013.

Immediately prior to  the consummation of this transaction, WT Acquisition Holdings, LLC redeemed the Company’s preferred units that had represented the Company’s 27% equity interest in that entity.  In addition,  immediately following the transaction, AMT Warranty Corp. was recapitalized and the Company contributed its note receivable from Warrantech in the approximate amount of $24,100 to AMT Warranty Corp. in exchange for Series A preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), of AMT Warranty Corp. valued at $24,100.  The Company also received additional shares of Series A Preferred Stock such that the total value of its 100% preferred share ownership in AMT Warranty Corp. is equivalent to $50,700.  Lastly, AMT Warranty Corp. issued 20% of its issued and outstanding common stock to the Chairman of Warrantech.  Given its preference position, absent the Company’s waiver, the Company will be paid distributions on its Series A Preferred Stock before any common shareholder would be entitled to a distribution on the common stock.

The Company has included the results of operations of Warrantech since the acquisition date in its Specialty Risk and Extended Warranty segment.  The Company is currently in the process of determining the acquisition date fair value of its 27% equity interest and completing its purchase price allocation procedures.  The Company anticipates completing its allocation by the end of 2010 and has preliminarily recorded goodwill of approximately $60,000.  Upon finalization, the Company may be required to record a gain or loss as a result of remeasuring to fair value the Company’s acquisition date equity interest in Warrantech as well as allocate a certain portion of goodwill to intangible assets with a finite life.

Risk Services

During the three months ended June 30, 2010, the Company completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”). The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC.  The Risk Services entities have offices in Florida, Vermont, Nevada and the District of Columbia and are broadly licensed.

The Company has a majority ownership interest (80%) in Risk Acquisition Holdco, LLC, for which the Company’s total consideration was $11,700.  As part of the purchase agreement, the non-controlling interest has the option under certain circumstances to require the Company to purchase the remaining ownership interest (20%) of Risk Services.  In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging, the Company has classified the remaining 20% ownership interest of Risk Services as mezzanine equity on the Condensed Consolidated Balance Sheet.

The Company has included the results of operations of Risk Services since the acquisition date in its Small Commercial Business segment.  In accordance with FASB ASC 805, Business Combinations, the Company’s total consideration paid for Risk Services was $11,700 which included cash of $11,100 and a value of $600 which was assigned for the redeemable non-controlling interest.  The Company assigned a value of approximately $5,100 to intangible assets and $2,600 to goodwill.  The intangible assets consisted of trade names, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from three years to seventeen years.  During the three months ended September 30, 2010, the value of the redeemable non-controlling interest increased to $997.

ACHL

During the three months ended March 31, 2009, the Company, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL (“SARL”). ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta, AmTrust Re 2007 (Luxembourg) and AmTrust Re (Luxembourg), respectively. The purchase price of ACHL was $20, which represented the capital of ACHL. In accordance with FASB ASC 805-10, the Company recorded approximately $12,500 of cash, $66,500 of receivables and $79,000 of loss reserves. ACHL is included in the Company’s Specialty Risk and Extended Warranty segment.

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

CyberComp

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network of and renewal rights to CyberComp (“CyberComp”), a Swiss Re web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3,000, which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with FASB ASC 805, the Company recorded a purchase price of $6,300, which consisted of $2,800 of renewal rights, $2,300 of distribution networks, $700 of trademarks and $500 of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. The Company produced approximately $9,000 and $7,000 of gross written premium during the three months ended September 30, 2010 and 2009, respectively and $34,000 and $7,000 of gross written premium during the nine months ended September 30, 2010 and 2009, respectively, from this transaction.

13.	Investment in Life Settlements

During the third quarter of 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC and a third-party administrator for the purposes of acquiring certain life settlement contracts. A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. The Company and ACAC each contributed approximately $6,000 for their respective fifty percent ownership interest in Tiger.  The third party serves as the administrator of the life settlement contract portfolio, for which it receives an annual fee.  Under the terms of the agreement, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.  The Company is responsible for certain actuarial and finance functions related to Tiger.  Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of Tiger.  As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

During the third quarter of 2010, Tiger acquired certain life insurance policies and cash value loans for approximately $11,972.  The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method.  The election is made on an instrument-by-instrument basis and is irrevocable.  The Company has elected to account for these policies using the fair value method.  The Company determines fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.  The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premium, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statement of Income. The Company recorded a gain of approximately $10,592 upon initial acquisition of the life insurance policies.  The Company’s investments in life settlements and cash value loans were approximately $23,101 as of September 30, 2010 and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet.

The following table describes the Company’s investment in life settlements as of September 30, 2010:

(Amounts in thousands, except Life Settlement Contracts)	Number of Life
Remaining life expectancy as of September 30, 2010	Settlement Contracts	Fair Value	Face Value
0-1	—	—	—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	61	$17,025	$390,683
Total	61	$17,025	$390,683

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2010, are as follows:

(Amounts in thousands)
October 1, 2010 through September 30 2011	$1,934
October 1, 2011 through September 30 2012	4,632
October 1, 2012 through September 30 2013	6,155
October 1, 2013 through September 30 2014	7,101
October 1, 2014 through September 30 2015	7,613
Thereafter	244,699
$272,134

In addition to the 61 policies disclosed in the table above, the Company acquired 174 premium finance loans, which are secured by life insurance policies and are carried at a value of $6,076. The face value amount of these 174 life insurance policies is $958,000.  If policyholders default on these loans, the Company will become the beneficiary on the underlying life insurance policy, at which point the Company has the option to make premium payments on the policies or allow the policies to lapse.  If the policyholders do not default on the loans, the Company will be repaid the amount of the premium finance loans.

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

15.	Segments

The Company currently operates four business segments, Small Commercial Business; Specialty Risk and Extended Warranty; Specialty Program (formerly known as Specialty Middle Market Business); and Personal Lines Reinsurance. The Company formed the Personal Lines Reinsurance Segment in connection with the Personal Lines Quota Share entered into with GMAC Insurers during the three months ended March 31, 2010. The “Corporate & Other” segment represents fee revenue earned primarily through agreements with Maiden and ACAC as well as the equity in earnings of unconsolidated subsidiaries in ACAC and Warrantech (before acquisition of the remaining interest in Warrantech in third quarter of 2010). In 2009, the Company classified its proportionate share of earnings from its investment in Warrantech in investment income and realized gains, which was allocated to the Company’s operating segments. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment, such as deferred acquisition cost, reinsurance recoverable, goodwill and intangible assets and prepaid reinsurance, while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities, such as unearned premium and loss and loss adjustment expense reserves, by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on net written premium by segment. Income taxes are allocated on a pro rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing the Company’s shareholders with an understanding of the Company’s business and operating performance. The following tables summarize the results of the operations of the business segments for the three and nine months ended September 30, 2010 and 2009.

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended September 30, 2010:
Gross written premium	$107,838	$146,155	$60,568	$24,523	$—	$339,084

Net written premium	56,386	78,377	23,551	24,523	—	182,837
Change in unearned premium	8,029	2,524	3,828	(6,333)	—	8,048
Net earned premium	64,415	80,901	27,379	18,190	—	190,885

Ceding commission - primarily related party	16,400	14,578	6,925	—	—	37,903

Loss and loss adjustment expense	(39,245)	(50,584)	(19,235)	(11,368)	—	(120,432)
Acquisition costs and other underwriting expenses	(32,899)	(29,482)	(13,860)	(5,911)	—	(82,152)
	(72,144)	(80,066)	(33,095)	(17,279)	—	(202,584)

Underwriting income	8,671	15,413	1,209	911	—	26,204

Service and fee income	9,124	9,971	—	—	3,323	22,418
Investment income and realized gain (loss)	7,390	6,356	3,645	1,021	—	18,412
Other expenses	(6,515)	(8,456)	(3,781)	(1,458)	—	(20,210)
Interest expense	(1,083)	(1,417)	(628)	(282)	—	(3,410)
Foreign currency loss	—	(141)	—	—	—	(141)
Gain on life settlement contracts	3,446	4,452	2,002	692	—	10,592
Provision for income taxes	(6,099)	(7,593)	(655)	(270)	(950)	(15,567)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	4,030	4,030
Non-controlling interest	(1,119)	(1,447)	(651)	(225)	—	(3,442)
Net income attributable to AmTrust Financial Services, Inc.	$13,815	$17,138	$1,141	$389	$6,403	38,886

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three months ended September 30, 2009:
Gross written premium	$85,810	$138,917	$71,214	$—	$295,941

Net written premium	47,408	76,793	43,116	—	167,317
Change in unearned premium	8,377	(29,673)	(729)	—	(22,025)
Net Earned Premium	55,785	47,120	42,387	—	145,292

Ceding commission – primarily related party	10,311	8,031	9,027	—	27,369

Loss and loss adjustment expense	(28,098)	(24,746)	(24,687)	—	(77,531)
Acquisition costs and other underwriting expenses	(24,661)	(18,099)	(20,394)	—	(63,154)
	(52,759)	(42,845)	(45,081)	—	(140,685)

Underwriting income	13,337	12,306	6,333	—	31,976

Service and fee income	2,943	2,625	—	1,383	6,951
Investment income and realized gain (loss)	430	1,306	856	—	2,592
Other expense	(2,228)	(2,761)	(775)	—	(5,764)
Interest expense	(1,451)	(1,880)	(482)	—	(3,813)
Foreign currency gain	—	552	—	—	552
Provision for income taxes	(3,365)	(3,479)	(1,040)	(223)	(8,107)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	(166)	(166)
Net income attributable to AmTrust Financial Services, Inc.	$9,666	$8,669	$4,892	$994	$24,221

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Nine months ended September 30, 2010:
Gross written premium	$338,140	$495,799	$192,935	$59,083	$—	$1,085,957

Net written premium	173,875	238,642	97,044	59,083	—	568,644
Change in unearned premium	15,404	(19,390)	2,128	(31,540)	—	(33,398)
Net earned premium	189,279	219,252	99,172	27,543	—	535,246

Ceding commission - primarily related party	50,580	35,408	17,121	—	—	103,109

Loss and loss adjustment expense	(113,680)	(135,808)	(65,061)	(17,214)	—	(331,763)
Acquisition costs and other underwriting expenses	(97,621)	(73,531)	(42,974)	(8,951)	—	(223,077)
	(211,301)	(209,339)	(108,035)	(26,165)	—	(554,840)

Underwriting income	28,558	45,321	8,258	1,378	—	83,515

Service and fee income	14,676	15,958	—	—	8,871	39,505
Investment income and realized gain (loss)	17,142	14,223	8,747	1,826	—	41,938
Other expenses	(11,640)	(15,039)	(6,764)	(2,337)	—	(35,780)
Interest expense	(3,268)	(4,222)	(1,899)	(656)	—	(10,045)
Foreign currency loss	—	(103)	—	—	—	(103)
Gain on life settlement contracts	3,446	4,452	2,002	692	—	10,592
Provision for income taxes	(14,934)	(18,498)	(3,158)	(276)	(2,708)	(39,574)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	21,803	21,803
Non-controlling interest	(1,119)	(1,447)	(651)	(225)	—	(3,442)
Net income attributable to AmTrust Financial Services, Inc.	$32,861	$40,645	$6,535	$402	$27,966	108,409

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine months ended September 30, 2009:
Gross written premium	$322,421	$314,260	$197,016	$—	$833,697

Net Written Premium	172,199	162,306	106,111	—	440,616
Change in unearned premium	3,174	(30,567)	1,295	—	(26,098)
Net Earned Premium	175,373	131,739	107,406	—	414,518

Ceding commission – primarily related party	47,178	20,233	19,827	—	87,238

Loss and loss adjustment expense	(100,582)	(62,089)	(66,360)	—	(229,031)
Acquisition costs and other underwriting expenses	(92,920)	(43,116)	(49,859)	—	(185,895)
	(193,502)	(105,205)	(116,219)	—	(414,926)

Underwriting income	29,049	46,767	11,014	—	86,830

Service and fee income	9,639	7,310	—	5,063	22,012
Investment income and realized gain (loss)	5,879	4,492	3,064	—	13,435
Other expenses	(7,245)	(6,162)	(3,325)	—	(16,732)
Interest expense	(5,192)	(4,416)	(2,383)	—	(11,991)
Foreign currency gain	—	1,196	—	—	1,196
Provision for income taxes	(6,649)	(9,847)	(1,459)	(856)	(18,811)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	(785)	(785)
Net income attributable to AmTrust Financial Services, Inc.	$25,481	$39,340	$6,911	$3,422	$75,154

The following table summarizes long lived and total assets of the business segments as follows as of September 30, 2010 and December 31, 2009:

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of September 30, 2010:
Fixed assets	$7,618	$9,842	$4,427	$1,529	$—	$23,416
Goodwill and intangible assets	78,412	89,939	15,230	—	—	183,581
Total assets	1,534,689	1,524,312	705,870	129,807	—	3,894,678

As of December 31, 2009:
Fixed assets	$6,471	$5,788	$3,599	$—	$—	$15,858
Goodwill and intangible assets	80,849	19,319	15,660	—	—	115,828
Total assets	1,582,247	1,001,347	816,770	—	—	3,400,364

The following table summarizes results of operations for the Company’s unconsolidated equity method investment in ACAC for the three and nine months ended September 30, 2010:

(Amounts in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Gross written premium	$276,595	643,724
Net earned premium	151,582	430,037
Income from continuing operations	19,634	59,487
Net income	19,634	108,664

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

We transact business primarily through eleven insurance company subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A (Excellent)	Small commercial, middle market property & casualty, specialty risk & extended warranty and reinsurance for GMAC	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	A (Excellent)	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Company (“MCIC”)	A (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A (Excellent)	Small Commercial Business	United States	Kansas
AmTrust Lloyd’s Insurance Company of Texas (“ALICT”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	Ireland
AmTrust Europe, Ltd. (“AEL”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A (Excellent)	Reinsurance for consolidated subsidiaries	United States and European Union	Bermuda

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

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. Insurance premiums are earned on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2010 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2010 and the other half in 2011. Our specialty risk and extended warranty coverages are earned over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 35 months, but range in duration from one month to 120 months.

Ceding Commission. Ceding commission is a commission we receive from ceding gross written premium to third-party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commission, we receive a ceding commission of 31% or 34.375%, based on the business ceded.  We allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on average equity was 23.3% and 19.1% for the three months ended September 30, 2010 and 2009, respectively and 21.7% and 21.6% for the nine months ended September 30, 2010 and 2009, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 86.3% and 78.0% for the three months ended September 30, 2010 and 2009, respectively and 84.4% and 79.1% for the nine months ended September 30, 2010 and 2009, respectively.

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

During the third quarter of 2010, we acquired certain life insurance contracts and premium finance loans secured by life insurance contracts for investment purposes.  Our accounting policy regarding these life settlement contracts is as follows:

Life Settlements

When we become the owner of a life insurance policy either by direct purchase or following a default on a premium finance loan, the life insurance premium for such policy is accounted for as an investment in life settlements.  Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is made on an instrument-by-instrument basis and is irrevocable.  We have elected to account for these investments using the fair value method.

Investment in ACAC

During the three months ended March 31, 2010, we completed our strategic investment in American Capital Acquisition Corporation (“ACAC”). We formed ACAC with the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC’s U.S. consumer property and casualty insurance business. Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of $53 million, which was equal to 25% of the capital required by ACAC, 53,054 shares of Series A Preferred Stock, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at our option, into 21.25% of the issued and outstanding Common Stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of our appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including our appointees). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded $4.1 million and $12.6 million of income during the three and nine months ended September 30, 2010 related to our equity investment in ACAC. Additionally, ACAC completed a portion of its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC during the three months ended June 30, 2010. As a result, we recorded a retrospective gain on our equity investment in ACAC of $10.4 million that is included in the income statement in equity in earnings of unconsolidated subsidiaries. ACAC expects to finalize its purchase price accounting by the end of 2010. Upon completion, we may be required to adjust our investment in ACAC for additional purchase price adjustments.

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

Results of Operations

Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$339,084	$295,942	$1,085,957	$833,698

Net written premium	$182,837	$167,317	$568,644	$440,616
Change in unearned premium	8,048	(22,025)	(33,398)	(26,098)
Net earned premium	190,885	145,292	535,246	414,518
Ceding commission – primarily related party	37,903	27,369	103,109	87,238
Service and fee income	19,095	4,892	30,634	16,174
Service and fee income – related parties	3,323	2,059	8,871	5,838
Net investment income	10,952	14,245	39,237	42,035
Net realized gain (loss) on investments	7,460	(11,653)	2,701	(28,600)
Total revenues	269,618	182,204	719,798	537,203

Loss and loss adjustment expense	120,432	77,531	331,763	229,031
Acquisition costs and other underwriting expenses	82,152	63,154	223,077	185,895
Other	20,210	5,764	35,780	16,732
Total expenses	222,794	146,449	590,620	431,658
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	46,824	35,755	129,178	105,545

Other income (expense):
Foreign currency (loss) gain	(141)	552	(103)	1,196
Interest expense	(3,410)	(3,813)	(10,045)	(11,991)
Gain on acquisition of life settlement contracts	10,592	-	10,592	-
Total other income (expense)	7,041	(3,261)	444	(10,795)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	53,865	32,494	129,622	94,750

Provision for income taxes	15,567	8,107	39,574	18,811
Income before equity in earnings (loss) of unconsolidated subsidiaries and minority interest	38,298	24,387	90,048	75,939
Equity in earnings (loss) of unconsolidated subsidiaries – related party	4,030	(166)	21,803	(785)
Net income	42,328	24,221	111,851	75,154
Non-controlling interest	(3,442)	—	(3,442)	—
Net income attributable to AmTrust Financial Services, Inc.	38,886	24,221	108,409	75,154

Key Measures:
Net loss ratio	63.1%	53.4%	62.0%	55.3%
Net expense ratio	23.2%	24.6%	22.4%	23.8%
Net combined ratio	86.3%	78.0%	84.4%	79.1%

Net realized loss on investments:
Total other-than-temporary impairment losses	$(4,051)	$(3,147)	$(21,196)	$(15,360)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(4,051)	(3,147)	(21,196)	(15,360)
Other net realized gain (loss) on investments	11,511	(8,056)	23,897	(13,240)
Net realized investment gain (loss)	$7,460	$(11,653)	$2,701	$(28,600)

Consolidated Result of Operations for the Three Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $43.2 million, or 14.6%, to $339.1 million from $295.9 million for the three months ended September 30, 2010 and 2009, respectively. The increase of $43.2 million was primarily attributable to growth in our Small Commercial Business segment of $22.0 million. The increase in Small Commercial Business resulted primarily from growth in policies written in workers’ compensation, while premiums in commercial package were relatively flat. Additionally, gross written premium increased by $24.5 million in the three months ended September 30, 2010 as a result of business assumed from the GMAC Insurers pursuant to the Personal Lines Quota Share.

Net Written Premium. Net written premium increased $15.5 million, or 9.3%, to $182.8 million from $167.3 million for the three months ended September 30, 2010 and 2009, respectively. The increase (decrease) by segment was: Small Commercial Business - $9.0 million; Specialty Risk and Extended Warranty - $1.6 million; Specialty Program - $(19.6) million and Personal Lines - $24.5 million. Net written premium increased during the three months ended September 30, 2010 compared to the equivalent period in 2009 due to the increase in gross written premium and higher retention of premium writings in the three months ended September 30, 2010 compared to the same period in 2009.

Net Earned Premium. Net earned premium increased $45.6 million, or 31.4%, to $190.9 million from $145.3 million for the three months ended September 30, 2010 and 2009. The increase (decrease) by segment, was: Small Commercial Business - $8.6 million; Specialty Risk and Extended Warranty - $33.8 million; Specialty Program - $(15.0) million and Personal Lines - $18.2 million.

Ceding Commission. Ceding commission earned during the three months ended September 30, 2010 and 2009 was $37.9 million and $27.4 million, respectively. Ceding commission earned increased as a result of higher net earned premium period over period.

Service and Fee Income. Service and fee income increased $15.5 million, or 222%, to $22.4 million from $7.0 million for the three months ended September 30, 2010 and 2009, respectively. The increase was attributable primarily to fees of approximately $12.9 million generated from Warrantech and Risk Services, which were acquired in 2010.

Net Investment Income. Net investment income decreased $3.2 million, or 23.1%, to $11.0 million from $14.2 million for the three months ended September 30, 2010 and 2009, respectively. The change period over period related primarily to a decrease in the yields on our fixed maturities to 3.2% from 4.0% in 2010 from 2009.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the three months ended September 30, 2010 were $7.5 million, compared to net realized losses of $11.7 million for the same period in 2009. The improvement period over period related to the continued recovery of our equity portfolio and the timing of certain sales within our equity and fixed income portfolio. The net realized gain and loss included non-cash write-downs of $4.1 million and $3.2 million during the three months ended September 30, 2010 and 2009, respectively, for securities that we determined to be other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $42.9 million, or 55.3%, to $120.4 million for the three months ended September 30, 2010 from $77.5 million for the three months ended September 30, 2009. Our loss ratio for the three months ended September 30, 2010 and 2009 was 63.1% and 53.4%, respectively.  The increase in the loss and loss adjustment expense ratio in the three months ended September 30, 2010 resulted primarily from higher actuarial estimates based on current year actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $19.0 million, or 30.1%, to $82.2 million for the three months ended September 30, 2010 from $63.2 million for the three months ended September 30, 2009. The expense ratio was 23.2% and 24.6% for the three months ended September 30, 2010 and 2009, respectively.  The decrease was due to higher earned ceding commissions in 2010.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $11.1 million, or 31.0%, to $46.8 million from $35.8 million for the three months ended September 30, 2010 and 2009, respectively. The change in income from the three months ended September 30, 2009 to the same period in 2010 resulted primarily from realized gains recognized on the investment portfolio in 2010 compared to realized losses recognized in 2009 partially offset by a higher loss and loss adjustment expense ratio.

Interest Expense. Interest expense for the three months ended September 30, 2010 was $3.4 million, compared to $3.8 million for the same period in 2009. The decrease was attributable to lower outstanding debt balances on our $40 million term loan and $30 million promissory note as well as lower expenses on an interest rate swap agreement.

Gain on Acquisition of Life Settlement Contracts. During the three months ended September 30, 2010, we recorded a gain of $10.6 million upon acquisition of life settlement contracts by Tiger Capital LLC, a company we formed in the third quarter of 2010 with ACAC and a third party administrator. ACAC received a 50% share of this gain (net of tax, $3.4 million), which we report as non-controlling interest in our results of operations.

Income Tax Expense. Income tax expense for the three months ended September 30, 2010 was $15.6 million, which resulted in an effective tax rate of 28.6%. Income tax expense for the three months ended September 30, 2009 was $8.1 million, which resulted in an effective tax rate of 25.1%. The increase in our effective rate for the three months ended September 30, 2010 resulted primarily from our subsidiaries generating a higher percentage of pretax income subject to U.S. taxation.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related party increased by $4.1 million for the three months ended September 30, 2010 to $4.0 million. The increase related to our proportionate share of equity investment in 2010 in ACAC for the three months ended September 30, 2010. Additionally, prior to acquiring the remaining 73% percent ownership percentage of Warrantech during the third quarter of 2010, our proportionate share of equity loss in Warrantech was included in this line item. We previously classified the equity earnings (loss) from Warrantech as a component of investment income in prior years. This amount has been reclassified in all periods presented.

Consolidated Result of Operations for the Nine Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $252.3 million, or 30.3%, to $1,086.0 million from $833.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase of $252.3 million was primarily attributable to growth in our Specialty Risk and Extended Warranty segment of $181.5 million. The increase in Specialty Risk and Extended Warranty business resulted primarily from new program writings in the U.S. and Europe. Additionally, gross written premium increased by $59.1 million in the nine months ended September 30, 2010 as a result of business assumed from the GMAC Insurers pursuant to the Personal Lines Quota share.

Net Written Premium. Net written premium increased $128.0 million, or 29.1%, to $568.6 million from $440.6 million for the nine months ended September 30, 2010 and 2009, respectively. The increase (decrease), by segment, was: Small Commercial Business - $1.7 million; Specialty Risk and Extended Warranty - $76.3 million; Specialty Program - $(9.1) million and Personal Lines - $59.1 million. Net written premium increased during the nine months ended September 30, 2010 compared to the equivalent period in 2009 due to the increase in gross written premium and higher retention of premium writings in the nine months ended September 30, 2010 compared to the equivalent period in 2009.

Net Earned Premium. Net earned premium increased $120.7 million, or 29.1%, to $535.2 million from $414.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase (decrease), by segment, was: Small Commercial Business - $13.9 million; Specialty Risk and Extended Warranty - $87.5 million; Specialty Program - $(8.2) million and Personal Lines - $27.5 million.

Ceding Commission. Ceding commission earned during the nine months ended September 30, 2010 and 2009 was $103.1 million and $87.2 million, respectively. Ceding commission increased period over period as a result of increased premium writings, which were partially offset by an increase in the percentage of business ceded at 31%.

Service and Fee Income. Service and fee income increased $17.5 million, or 80%, to $39.5 million from $22.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase was attributable primarily to fees of approximately $12.9 million generated from Warrantech and Risk Services which were acquired in 2010.

Net Investment Income. Net investment income decreased $2.8 million, or 6.7%, to $39.2 million from $42.0 million for the nine months ended September 30, 2010 and 2009, respectively. The change period over period related primarily to a decrease in the yields on our fixed maturities to 3.8% in the nine months ended September 30, 2010 from 4.0% in the same period in 2009.

Net Realized Gains (Losses) on Investments. Net realized gains on investments for the nine months ended September 30, 2010 were $2.7 million, compared to net realized losses of $28.6 million for the same period in 2009. The increase period over period related to the continued recovery of our equity portfolio and the timing of certain sales within our equity and fixed income portfolio.  The net realized gain and loss included non-cash write-downs of $21.2 million and $13.1 million during the nine months ended September 30, 2010 and 2009, respectively, for securities that we determined to be other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $102.7 million, or 44.9%, to $331.8 million for the nine months ended September 30, 2010 from $229.0 million for the nine months ended September 30, 2009. Our loss ratio for the nine months ended September 30, 2010 and 2009 was 62.0% and 55.3%, respectively. The increase in the loss ratio resulted primarily from the effect in 2009 of a one-time $11.8 million benefit to the Specialty Risk and Extended Warranty segment related to the 2009 acquisition of ACHL.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $37.2 million, or 20.0%, to $223.1 million for the nine months ended September 30, 2010 from $185.9 million for the nine months ended September 30, 2009. The expense ratio decreased to 22.4% from 23.8% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the expense ratio in 2010 resulted primarily from a decline in other underwriting expenses, which resulted from a change in product mix from the Small Commercial Business segment to the Specialty Risk and Extended Warranty segment.

Income Before Other Income, Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $23.7 million, or 22.5%, to $129.2 million from $105.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase related primarily to improvement in the overall performance of our investment portfolio, and a gain on the acquisition of life settlement contracts recognized in the three months ended September 30, 2010 partially offset by a higher loss and loss adjustments expense ratio.

Interest Expense. Interest expense for the nine months ended September 30, 2010 was $10.0 million, compared to $12.0 million for the same period in 2009. The decrease was attributable to lower outstanding debt balances on our $40 million term loan and $30 million promissory note as well as lower expenses on an interest rate swap agreement.

Gain on Acquisition of Life Settlement Contracts. During the nine months ended September 30, 2010, we recorded a gain of $10.6 million upon acquisition of life settlement contracts by Tiger Capital LLC, a company we formed in the third quarter of 2010 with ACAC and a third party administrator. ACAC received a 50% share of this gain (net of tax, $3.4 million), which we report as non-controlling interest in our results of operations.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2010 was $39.6 million, which resulted in an effective tax rate of 26.7%. Income tax expense for the nine months ended September 30, 2009 was $18.8 million, which resulted in an effective tax rate of 20.0%. The increase in our effective rate for the nine months ended September 30, 2010 resulted primarily from a one-time benefit in 2009 related to the acquisition of ACHL in the first quarter of 2009.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related parties increased by $22.6 million for the nine months ended September 30, 2010 to $21.8 million. The increase related to our proportionate share of equity investment in 2010 in ACAC for the nine months ended September 30, 2010 of $11.4 million and a gain on acquisition in ACAC of $10.4 million.  Additionally, prior to acquiring the remaining 73% percent ownership percentage of Warrantech during the third quarter of 2010, our proportionate share of equity loss in Warrantech was included in this line item. We previously classified the equity earnings (loss) from Warrantech as a component of investment income in prior years. This amount has been reclassified in all periods presented.

Small Commercial Business Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$107,838	$85,810	$338,140	$322,421

Net written premium	56,386	47,408	173,875	172,199
Change in unearned premium	8,029	8,377	15,404	(3,174)
Net earned premium	64,415	55,785	189,279	175,373

Ceding commission revenue – primarily related party	16,400	10,311	50,580	47,178

Loss and loss adjustment expense	39,245	28,098	113,680	100,582
Acquisition costs and other underwriting expenses	32,899	24,661	97,621	92,920
	72,144	52,759	211,301	193,502
Net premiums earned less expenses included in combined ratio (Underwriting income)	$8,671	$13,337	$28,558	$29,049

Key Measures:
Net loss ratio	60.9%	50.4%	60.1%	57.4%
Net expense ratio	25.6%	25.7%	24.9%	26.1%
Net combined ratio	86.5%	76.1%	84.9%	83.5%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	32,899	24,661	97,621	92,920
Less: ceding commission revenue – primarily related party	16,400	10,311	50,580	47,178
	16,499	14,347	47,041	45,742
Net earned premium	64,415	55,785	189,279	175,373
Net expense ratio	25.6%	25.7%	24.9%	26.1%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $22.0 million, or 25.6%, to $107.8 million for the three months ended September 30, 2010 from $85.8 million for the three months ended September 30, 2009. The increase in Small Commercial Business resulted primarily from an overall increase in written polices as well as additional premium related to Cybercomp, our fronting relationship with Majestic, which began in the second quarter of 2010, and assigned risk business.

Net Written Premium. Net written premium increased $9.0 million, or 19.0%, to $56.4 million for the three months ended September 30, 2010 from $47.4 million for the three months ended September 30, 2009. The increase in net premium written resulted from a change in our reinsurance programs by which we retain a higher percentage of our direct premium writings.  The increase was partially offset by the cession of certain gross written premium in 2010 at a higher rate than the rate in effect in 2009.

Net Earned Premium. Net earned premium increased $8.6 million, or 15.5%, to $64.4 million for the three months ended September 30, 2010 from $55.8 million for the three months ended September 30, 2009. As premiums written earn ratably over a twelve month period, the increase in net written premium resulted from higher net written premium for the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009.

Ceding Commission. Ceding commission earned during the three months ended September 30, 2010 and 2009 was $16.4 million and $10.3 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $11.1 million, or 39.7%, to $39.2 million for the three months ended September 30, 2010 from $28.1 million for the three months ended September 30, 2009. Our loss ratio for the segment for the three months ended September 30, 2010 and September 30, 2009 were 60.9% and 50.4%, respectively.  The increase in the loss and loss adjustment expense ratio in the three months ended September 30, 2010 resulted primarily from higher actuarial estimates based on current year actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $8.2 million, or 33.2%, to $32.9 million for the three months ended September 30, 2010 from $24.7 million for the three months ended September 30, 2009. The expense ratio was primarily flat and was 25.6% and 25.7% for the three months ended September 30, 2010 and 2009, respectively.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $4.6 million, or 34.6%, to $8.7 million for the three months ended September 30, 2010 from $13.3 million for the three months ended September 30, 2009. This decrease resulted primarily from a higher loss and loss adjustment expense ratio.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $15.8 million, or 4.9%, to $338.2 million for the nine months ended September 30, 2010 from $322.4 million for the nine months ended September 30, 2009.  The increase resulted from $34 million of incremental gross written premium in the nine months ended September 30, 2010 related to the Cybercomp acquisition.  The increase was partially offset by our continued reunderwriting of our commercial package business, a six percent mandated rate reduction in the state of Florida’s workers’ compensation rates and a decrease in assigned risk business.

Net Written Premium. Net written premium increased $1.7 million, or 1.0%, to $173.9 million from $172.2 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in net premium resulted from an increase in gross written premium for the nine months ended September 30, 2010 compared to gross written premium for the nine months ended September 30, 2009.  The increase was partially offset by the cession of certain gross written premium to a new reinsurer in 2010 at a higher rate than the rate in effect in 2009.

Net Earned Premium. Net earned premium increased $13.9 million, or 7.9%, to $189.3 million for the nine months ended September 30, 2010 from $175.4 million for the nine months ended September 30, 2009. As premiums written earn ratably over a twelve month period, the increase in net written premium resulted from higher net written premium for the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009.

Ceding Commission. Ceding commission earned during the nine months ended September 30, 2010 and 2009 was $50.9 million and $47.2 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $13.1 million, or 13.0%, to $113.7 million for the nine months ended September 30, 2010 from $100.6 million for the nine months ended September 30, 2009. Our loss ratio for the segment was 60.1% and 57.4% for the nine months ended September 30, 2010 and 2009, respectively.  The increase in the loss and loss adjustment expense ratio in the nine months ended September 30, 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $4.7 million, or 5.0%, to $97.6 million for the nine months ended September 30, 2010 from $92.9 million for the nine months ended September 30, 2009. The expense ratio decreased to 24.9% for the nine months ended September 30, 2010 from 26.1% for the nine months ended September 30, 2009. The decrease in expense ratio resulted primarily from a decrease in the segment’s proportionate share of allocated salary expense and other underwriting expenses during the nine months ended September 30, 2010.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $0.4 million, or 1.4%, to $28.6 million for the nine months ended September 30, 2010 from $29.0 million for the nine months ended September 30, 2009. The decrease resulted primarily from an increase in the loss ratio.

Specialty Risk and Extended Warranty Segment (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$146,155	$138,917	$495,799	$314,260

Net written premium	78,377	76,793	238,642	162,306
Change in unearned premium	2,524	(29,673)	(19,390)	(30,567)
Net premiums earned	80,901	47,120	219,252	131,739

Ceding commission revenue – primarily related party	14,578	8,031	35,408	20,233

Loss and loss adjustment expense	50,584	24,746	135,808	62,089
Acquisition costs and other underwriting expenses	29,482	18,099	73,531	43,116
	80,066	42,845	209,339	105,205
Net premiums earned less expenses included in combined ratio (Underwriting income)	$15,413	$12,306	$45,321	$46,767

Key Measures:
Net loss ratio	62.5%	52.5%	61.9%	47.1%
Net expense ratio	18.4%	21.4%	17.4%	17.4%
Net combined ratio	80.9%	73.9%	79.3%	64.5%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	29,482	18,099	73,531	43,116
Less: ceding commission revenue – primarily related party	14,578	8,031	35,408	20,233
	14,904	10,068	38,123	22,883
Net earned premium	80,901	47,120	219,252	131,739
Net expense ratio	18.4%	21.4%	17.4%	17.4%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $7.3 million, or 5.3%, to $146.2 million for the three months ended September 30, 2010 from $138.9 million for the three months ended September 30, 2009. The increase related primarily to the underwriting of new coverage plans in the U.S. and Europe, as well as additional premiums from growth in our European business related to general liability, employers’ liability and professional and medical liability generated by new underwriting teams who joined us in 2009 and 2010. The segment also was affected from the strengthening of the U.S. dollar in 2010, which negatively impacted the European business by approximately $3 million.

Net Written Premium. Net written premium increased $1.6 million, or 2.1%, to $78.4 million from $76.8 million for the three months ended September 30, 2010 and 2009, respectively. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2010 compared to gross written premium for the nine months ended September 30, 2009.

Net Earned Premium. Net earned premium increased $33.8 million, or 71.8%, to $80.9 million for the three months ended September 30, 2010 from $47.1 million for the three months ended September 30, 2009. Because net written premium is earned over the term of the policy, the growth in net written premium period over period resulted in an increase to net earned premium.

Ceding Commission. Ceding commission earned during the three months ended September 30, 2010 and 2009 was $14.6 million and $8.0 million, respectively. The increase related to the allocation to the segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $50.6 million and $24.7 million for the three months ended September 30, 2010 and 2009, respectively. Our loss ratio for the segment for the three months ended September 30, 2010 increased to 62.5% from 52.5% for the three months ended September 30, 2009.  The increase in the loss and loss adjustment expense ratio in the three months ended September 30, 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $11.4 million, or 62.9%, to $29.5 million for the three months ended September 30, 2010 from $18.1 million for the three months ended September 30, 2009. The expense ratio decreased to 18.4% for the three months ended September 30, 2010 from 21.4% for the three months ended September 30, 2009. The decrease in the expense ratio resulted, primarily, from lower allocated salary expense and other underwriting expense in the three months ended September 30, 2010 compared to the same period in 2009.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $3.1 million, or 25.2%, to $15.4 million for the three months ended September 30, 2010 from $12.3 million for the three months ended September 30, 2009.  The increase related to higher net premiums earned partially offset by a higher loss ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium increased $181.5 million, or 57.7%, to $495.8 million for the nine months ended September 30, 2010 from $314.3 million for the nine months ended September 30, 2009. The increase related primarily to the underwriting of new coverage plans in the U.S. and Europe, as well as additional premiums from growth in our European business related to general liability, employers’ liability and professional and medical liability generated by new underwriting teams who joined us in 2009 and 2010. The segment was also affected from the strengthening of the U.S. dollar in 2010, which negatively impacted the European business by approximately $5 million.

Net Written Premium. Net written premium increased $76.3 million, or 47.0%, to $238.6 million from $162.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2010 compared to gross written premium for the nine months ended September 30, 2009.

Net Earned Premium. Net earned premium increased $87.5 million, or 66.4%, to $219.2 million for the nine months ended September 30, 2010 from $131.7 million for the nine months ended September 30, 2009. Because net written premium is earned over the term of the policy, the growth in net written premium period over period resulted in an increase to net earned premium.

Ceding Commission. Ceding commission earned during the nine months ended September 30, 2010 and 2009 was $35.4 million and $20.2 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses were $135.8 million and $62.1 million for the nine months ended September 30, 2010 and 2009, respectively. Our loss ratio for the segment for the nine months ended September 30, 2010 increased to 61.9% from 47.1% for the nine months ended September 30, 2009. The increase in the loss ratio resulted primarily from a one-time benefit of $11.8 million in 2009, which was recognized over the first half of 2009, related to the acquisition of ACHL in 2009. Absent the one-time benefit, the loss ratio would have been 56.1% for the nine months ended September 30, 2009.  The increase in the loss and loss adjustment expense ratio in the nine months ended September 30, 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $30.4 million, or 70.5%, to $73.5 million for the nine months ended September 30, 2010 from $43.1 million for the nine months ended September 30, 2009. The expense ratio remained flat at 17.4% for the nine months ended September 30, 2010 and 2009.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $1.5 million, or 3.2%, to $45.3 million for the nine months ended September 30, 2010 from $46.8 million for the nine months ended September 30, 2009. This decrease is attributable primarily to a one-time benefit of $11.8 million in 2009 related to the acquisition of ACHL partially offset by higher premiums earned in 2010.

Specialty Program Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$60,568	$71,214	$192,935	$197,016

Net written premium	23,551	43,116	97,044	106,111
Change in unearned premium	3,828	(729)	2,128	1,295
Net premiums earned	27,379	42,387	99,172	107,406

Ceding commission revenue – primarily related party	6,925	9,027	17,121	19,827

Loss and loss adjustment expense	19,235	24,687	65,061	66,360
Acquisition costs and other underwriting expenses	13,860	20,394	42,974	49,859
	33,095	45,081	108,035	116,219
Net premiums earned less expenses included in combined ratio (Underwriting income)	$1,209	$6,333	$8,258	$11,014

Key Measures:
Net loss ratio	70.3%	58.2%	65.6%	61.8%
Net expense ratio	25.3%	26.8%	26.1%	28.0%
Net combined ratio	95.6%	85.1%	91.7%	89.7%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	13,860	20,394	42,974	49,859
Less: ceding commission revenue – primarily related party	6,925	9,027	17,121	19,827
	6,935	11,367	25,853	30,032
Net earned premium	27,379	42,387	99,172	107,406
Net expense ratio	25.3%	26.8%	26.1%	28.0%

Specialty Program Segment Results of Operations for the Three Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium decreased $10.6 million, or 14.9%, to $60.6 million for the three months ended September 30, 2010 from $71.2 million for the three months ended September 30, 2009. The decrease in Specialty Program related primarily to declines in gross written premium because of our maintenance of our pricing and administrative discipline, which resulted in the termination of two programs.  Additionally we experienced a decline from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off.

Net Written Premium. Net written premium decreased $19.6 million, or 45.5%, to $23.5 million for the three months ended September 30, 2010 from $43.1 million for the three months ended September 30, 2009. The decrease in net written premium resulted from a decrease of gross written premium for the three months ended September 30, 2010 compared to gross written premium for the three months ended September 30, 2009.  Additionally, the decline in net written premium was impacted by declines in gross written premium for which the Company has a higher retention rate.

Net Earned Premium. Net earned premium decreased $15.0 million, or 35.4%, to $27.4 million for the three months ended September 30, 2010 from $42.4 million for the three months ended September 30, 2009. As a majority of premiums written earn ratably over a twelve month period, the decrease was a result of lower net written premium for the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009.

Ceding Commission. Ceding commission earned during the three months ended September 30, 2010 and 2009 was $6.9 million and $9.0 million, respectively. The decrease related to the allocation to the segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses decreased $5.5 million, or 22.1%, to $19.2 million for the three months ended September 30, 2010 compared to $24.7 million for the three months ended September 30, 2009. The loss ratio increased to 70.3% for the three months ended September 30, 2010 compared to 58.2% for the three months ended September 30, 2009.  The increase in the loss and loss adjustment expense ratio in the three months ended September 30, 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $6.5 million, or 32.0%, to $13.9 million for the three months ended September 30, 2010 from $20.4 million for the three months ended September 30, 2009. The expense ratio decreased to 25.3% for the three months ended September 30, 2010 from 26.8% for the three months ended September 30, 2009. The decrease resulted primarily from lower allocated other underwriting expenses in the three months ended September 30, 2010 compared to the same period in 2009.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio were $1.2 million and $6.3 million for the three months ended September 30, 2010 and 2009, respectively. The decrease of $5.2 million resulted primarily from an increase to the loss ratio period over period.

Specialty Program Segment Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Gross Written Premium. Gross written premium decreased $4.1 million, or 2.1%, to $192.4 million for the nine months ended September 30, 2010 from $197.0 million for the nine months ended September 30, 2009.  The decrease in Specialty Program related primarily to declines in gross written premium because of our maintenance of our pricing and administrative discipline, which resulted in the termination of two programs.  Additionally we experienced a decline from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off.

Net Written Premium. Net written premium decreased $9.1 million, or 8.6%, to $97.0 million for the nine months ended September 30, 2010 from $106.1 million for the nine months ended September 30, 2009. The decrease in net written premium resulted from a decrease of gross written premium for the nine months ended September 30, 2010 compared to gross written premium for the nine months ended September 30, 2009.

Net Earned Premium. Net earned premium decreased $8.2 million, or 7.6%, to $99.2 million for the nine months ended September 30, 2010 from $107.4 million for the nine months ended September 30, 2009. As premiums written earn ratably primarily over a twelve month period, the decrease was a result of lower net written premium for the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009.

Ceding Commission. Ceding commission earned during the nine months ended September 30, 2010 and 2009 was $17.1 million and $19.8 million, respectively. The decrease related to the allocation to the segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses decreased $1.3 million, or 2.0%, to $65.1 million for the nine months ended September 30, 2010 compared to $66.4 million for the nine months ended September 30, 2009. The loss ratio for the segment increased for the nine months ended September 30, 2010 to 65.6% from 61.8% for the nine months ended September 30, 2009. The increase in the loss and loss adjustment expense ratio in the nine months ended September 30, 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $6.9 million, or 13.8%, to $43.0 million for the nine months ended September 30, 2010 from $49.9 million for the nine months ended September 30, 2009. The expense ratio was 26.1% for the nine months ended September 30, 2010 compared to 28.0% for the nine months ended September 30, 2009. The decrease in the expense ratio related primarily to a decrease in allocated other underwriting expenses.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio were $8.3 million and $11.0 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $2.7 million resulted primarily from an increase in the loss ratio.

Personal Lines Reinsurance Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Gross written premium	$24,523	$—	$59,083	$—

Net written premium	24,523	—	59,083	—
Change in unearned premium	(6,333)	—	(31,540)	—
Net premiums earned	18,190	—	27,543

Loss and loss adjustment expense	11,368	—	17,214	—
Acquisition costs and other underwriting expenses	5,911	—	8,951	—
	17,279	—	26,165	—
Net premiums earned less expenses included in combined ratio (Underwriting income)	$911	$—	$1,378	$—

Key Measures:
Net loss ratio	62.5%	—	62.5%	—
Net expense ratio	32.5%	—	32.5%	—
Net combined ratio	95.0%	—	95.0%	—

We began assuming commercial auto business from the GMAC Insurers effective March 1, 2010 pursuant to the Personal Lines Quota Share with the GMAC Insurers. We assumed $24.5 million and $59.1 million of premium from the GMAC Insurers for the three and nine months ended September 30, 2010. See “Investment in ACAC” discussed on page 32 of our Management Discussion and Analysis for further description of this transaction.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $302 million and $232 million in the nine months ended September 30, 2010 and 2009, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months.

However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Cash and cash equivalents provided by (used in):
Operating activities	$(4,204)	$128,393
Investing activities	32,970	1,605
Financing activities	43,682	(60,548)

Net cash used in operating activities for the nine months ended September 30, 2010 decreased compared to cash provided by operating activities in the nine months ended September 30, 2009. The decrease resulted primarily from a greater shift in mix of business towards the Specialty Risk and Extended Warranty segment, which generally has longer cash collection cycles and shorter paid claim cycles than the Small Commercial Business and Specialty Program segments.

Cash provided by investing activities during the period represents, primarily, the net sales (sales less purchases) of investments. For the nine months ended September 30, 2010, our investing activities related primarily to net sales of fixed securities of $96 million, net sales of equity securities of $24 million offset, partially, by investments in ACAC and other subsidiaries of approximately $64 million. For the nine months ended September 30, 2009, our investing activities related primarily to the net sales of fixed maturities of $2 million, net sales of equity securities of $7 million, capital expenditures of $2 million and purchases of $6 million of intangibles primarily related to a renewal rights transaction in the third quarter 2009.

Cash provided by financing activities for the nine months ended September 30, 2010 consisted primarily of $66 million received from entering repurchase agreements offset, partially, by $18 million of principal payments on existing debt and $13 million of dividend payments. Cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of $28 million paid in connection with the settlement of repurchase agreements, $18 million of principal payments on existing debt, $10 million of dividend payments and $6 million related to stock repurchases.

Term Loan

On June 3, 2008, we entered into a term loan with JP Morgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments of $3.3 million, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) and had a margin rate of 185 basis points and was 2.1% as of September 30, 2010. We can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside our normal course of business. The loan requires us to maintain a debt to equity ratio of 0.35 to 1 or less. We reduced the outstanding balance on the note during the nine months ended September 30, 2010 from $20 million to $10 million.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), we, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million. The first two were paid in 2009 and 2010, respectively, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, we calculated imputed interest of $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26.8 million at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. We recorded $0.6 million of interest expense during the nine months ended September 30, 2010 and the note’s carrying value at September 30, 2010 was $14.2 million.

Line of Credit

On June 30, 2010, we extended our unsecured line of credit with JP Morgan Chase Bank, N.A. in the aggregate amount of $30 million to June 30, 2011. The line is used for collateral for letters of credit. Interest payments are required to be paid monthly on any unpaid principal at a rate of LIBOR plus 150 basis points. As of September 30, 2010, there was no outstanding balance on the line of credit. At September 30, 2010, we had outstanding letters of credit in place for $24.8 million that reduced the availability on the line of credit to $5.2 million as of September 30, 2010.

Securities Sold Under Agreements to Repurchase, at Contract Value

We enter into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities, that we invest or hold in short term or fixed income securities. As of September 30, 2010, there were $238.5 million principal amount outstanding at interest rates between 0.30% and 0.37% per annum. Interest expense associated with these repurchase agreements for the nine months ended September 30, 2010 was $0.2 million of which $0.2 million was accrued as of September 30, 2010. We have approximately $242.4 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance has loaned to AII from time to time the amount of the obligations of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed the amount equal to the Maiden Insurance’s proportionate share of such obligations to such AmTrust Ceding Insurers in accordance with the Maiden Quota Share agreement. We are required to deposit all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of September 30, 2010.

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

We have excess of loss reinsurance coverage for international general liability and professional and medical liability business underwritten by our U.K. offices. The agreements cover losses in excess of £1.0 million per occurrence up to a maximum of £10.0 million. We also purchase quota share reinsurance for our European medical liability business.  In addition, we purchase various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

We have coverage for our U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per location up to a maximum $20 million. In addition, we have a property catastrophe excess of loss agreement, which covers losses in excess of $5 million per occurrence up to a maximum $65 million.  We have coverage for our U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £0.3 million per risk (or in certain instances £1 million per risk) up to a maximum £3 million. In addition, we have a property catastrophe excess of loss agreement, which covers losses in excess of £1 million per occurrence up to a maximum £30 million.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $8.6 million, or 0.6%, to $1,409.4 million as of September 30, 2010 from $1,400.8 million as of December 31, 2009. Our fixed maturity securities, gross, are classified as available-for-sale and had a fair value of $1,045.2 million and an amortized cost of $1,013.3 million as of September 30, 2010. Our equity securities are classified as available-for-sale. These securities are reported at fair value or $30.6 million with a cost of $31.6 million as of September 30, 2010. Securities sold but not yet purchased, which was $65.6 million as of September 30, 2010, represent our obligation to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $238.5 million as of September 30, 2010, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	September 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$303,528	21.5%	$233,810	16.7%
Time and short-term deposits	30,065	2.1	31,265	2.2
U.S. treasury securities	34,445	2.4	124,143	8.9
U.S. government agencies	7,287	0.5	47,424	3.4
Municipals	40,289	2.9	27,268	1.9
Commercial mortgage back securities	2,201	0.2	3,359	0.2
Residential mortgage backed securities:
Agency backed	424,980	30.2	481,731	34.4
Non-agency backed	8,620	0.6	8,632	0.6
Asset backed securities	3,026	0.2	3,619	0.3
Corporate bonds	524,352	37.2	389,186	27.8
Preferred stocks	5,677	0.4	5,110	0.4
Common stocks	24,902	1.8	45,245	3.2
	$1,409,372	100.0%	$1,400,792	100.0%

As of September 30, 2010, the weighted average duration of our fixed income securities was 3.1 years and had a yield of approximately 3.9%.

Quarterly, our Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”).  We generally consider an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months.  In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

•	the current fair value compared to amortized cost;
the length of time the security’s fair value has been below its amortized cost;
•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
•	whether management intends to sell the security and, if not, whether it is not more than likely than not that we will be required to sell the security before recovery of our amortized cost basis;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	the occurrence of a discrete credit event resulting in the issuer defaulting on a material outstanding obligation or the issuer seeking protection under bankruptcy laws; and
•
other items, including, company management, media exposure, sponsors, marketing and advertising agreements, debt restructurings, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary.   We write down investments immediately that we consider to be impaired based on the above criteria collectively.

Based on guidance in FASB ASC 320-10-65, Investments-Debt and Equity Securities, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

The impairment charges of our fixed-maturities and equity securities recognized in earnings for the nine months ended September 30, 2010 and 2009 are presented in the table below:

(Amounts in thousands)	2010	2009
Equity securities	$10,656	$11,108
Fixed maturity securities	10,540	4,252
	$21,196	$15,360

In addition to the other-than-temporary impairment of $21.2 million recorded during the nine months ended September 30, 2010, at September 30, 2010, we had $3.8 million of gross unrealized losses related to marketable equity securities. Our investment in marketable equity securities consists of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable. Within our portfolio of equity securities, 10 common stocks comprised $2.8 million, or 75% of the unrealized loss. Four securities in the consumer products sector represent approximately 14% of the total fair value and 20% of our unrealized loss. Five common stocks in the health care, industrial and technology sectors that have fair values of approximately 19%, 6% and 1%, respectively, and approximately 35%, 17% and 3%, respectively, of our unrealized losses. The duration of these impairments ranges from one to nine months. The remaining securities in a loss position are not considered individually significant and accounted for 25% of our unrealized losses. We believe these securities will recover and that we have the ability and intent to hold them until recovery.

At September 30, 2010, we had $15.3 million of gross unrealized losses related to available-for-sale fixed income securities. Corporate bonds represent 50% of the fair value of our fixed maturities and 99% of the total unrealized losses of our fixed maturities. We own 139 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 4%, 41% and 5%, respectively, and 0%, 99% and 1% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time.

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

Interest Rate Risk. We had fixed maturity securities (excluding $30.1 million of time and short-term deposits) with a fair value and a carrying value of $1,045.2 million as of September 30, 2010 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of September 30, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in thousands)
200 basis point increase	$968,457	$(76,743)	(7.2)%
100 basis point increase	1,007,360	(37,840)	(3.5)
No change	1,045,200	—	—
100 basis point decrease	1,078,507	33,307	3.1
200 basis point decrease	1,102,852	57,652	5.4

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $4.4 million after tax realized currency loss based on our outstanding foreign denominated reserves of $136.5 million at September 30, 2010.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2010, the equity securities in our investment portfolio had a fair value of $30.6 million, representing approximately 2.8% of our total invested assets on that date. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2010.

The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	(Amounts in thousands)
5% increase	$32,108	$1,529	0.1.	%
No change	30,579	—	—
5 % decrease	29,050	(1,529)	(0.1.	)%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As described in our Form 10-Q filed on August 9, 2010, on or about April 13, 2010, the defendants in the derivative action against our directors, certain officers and Maiden Holdings, Ltd. and Maiden Insurance Company, Ltd. that was filed in the Supreme Court of the State of New York, County of New York entitled “Erk Erginer, Derivatively on Behalf of Nominal Defendant AmTrust Financial Services, Inc., Plaintiff, v. Michael Karfunkel, George Karfunkel, Barry D. Zyskind, Donald T. DeCarlo, Abraham Gulkowitz, Isaac M. Neuberger, Jay J. Miller, Max G. Caviet, Ronald E. Pipoly, Jr., Maiden Holdings, Ltd., Maiden Insurance Company, Ltd., Defendants and AmTrust Financial Services, Inc., Nominal Defendant” moved for summary judgment on the grounds that it was undisputed that the plaintiff, who did not acquire his AmTrust shares until after the transactions that are the subject of his complaint, did not have standing to maintain the action.

On September 13, 2010, the Supreme Court of the State of New York, County of New York granted summary judgment in favor of the defendants, dismissing all claims against the defendants except one claim, which the plaintiff agreed to discontinue on October 14, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Amendments to Employment Agreements with Michael J. Saxon and Christopher M. Longo

On November 3, 2010, we entered into amendments to each of Michael J. Saxon’s and Christopher M. Longo’s Employment Agreements dated March 1, 2010 (collectively, the “Original Agreements”).

The primary purpose of amending the Original Agreements was to ensure that performance-based compensation elements (annual bonus and performance-based equity awards) comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, the amendments to each of the Original Agreements were designed to comply with Code Section 162(m) rules and regulations regarding deductibility of executive compensation in excess of $1 million and to preserve meaningful cost savings for the Company. All of the other provisions of the Original Agreements remain unchanged.

The description of the amendments is qualified in its entirety by reference to the full text of the amendments, which are filed as Exhibits 10.2 and 10.3 to this Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Description

10.1
Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2010).

10.2	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon.

10.3	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2010.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2010.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: November 9, 2010	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer