Form 10-K
period 2010-12-31
Amtrust Financial Services, Inc.
filed 2011-03-15
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to          .

Commission File Number: 001-33143

AMTRUST FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 6th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)

(212) 220-7120

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $289,010,074.

As of March 1, 2011, the number of common shares of the registrant outstanding was 59,613,713.

Documents incorporated by reference: Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statement

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, successful integration of acquired businesses, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., American Capital Acquisition Corporation, or third party agencies and warranty administrators, difficulties with technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business

Legal Organization

AmTrust Financial Services Inc. is a Delaware corporation formed in 1998 that began trading on the NASDAQ exchange on November 13, 2006. References to “AmTrust,” the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K and in other statements and information publicly disseminated by AmTrust Financial Services, Inc., refer to the consolidated operations of the holding company.

Business Overview

AmTrust underwrites and provides property and casualty insurance in the United States and internationally to niche customer groups that we believe are generally underserved by larger insurance carriers within the broader insurance market.

Our business model reflects a balanced mix of businesses that we believe provides a broader level of diversity and financial stability through varying market cycles because our segments and customers are not all influenced in the same manner by economic conditions and seasonality. We are largely focused on providing workers’ compensation and property and casualty insurance products to small and middle market businesses in 50 states in the U.S. and extended warranty and related property and casualty insurance products for consumer and commercial goods throughout the U.S. and internationally. The majority of our products are sold through independent third party brokers, agents, retailers or administrators. Our portfolio is broadly diversified by both customer and geography, has a relatively low average policy size and short average life. Our business model is further differentiated through the use of our proprietary technology platform that, we believe, enables us to provide a higher level of service and better claims management experience in a more efficient and cost-effective manner. Additionally, our ability to maintain and analyze high volumes of loss data over a long historical period allows us to better manage and forecast the underlying risk inherent in the portfolio. Since our inception in 1998, we have grown both organically and through an opportunistic acquisition strategy. We believe we approach acquisitions conservatively and our strategy is to take relatively modest integration and balance sheet risk. Historically, most of our acquisition activity has involved asset purchases of renewal rights to established books of insurance portfolios, access to distribution networks and hiring established teams of underwriters with expertise in our specialty lines.

We are committed to driving long-term shareholder value and industry-leading returns on equity by continuing to execute on our lower risk, lower volatility business model, and leveraging technology to help maintain a more efficient cost structure, consistently generate solid underwriting profits and ensure strong customer service and retention rates. Additionally, we are focused on further enhancing our economies of scale by opportunistically expanding our geographic reach and product set, growing our network of agents and other distributors, developing new client relationships and executing our acquisition strategy. We are also focused on maintaining our disciplined approach to capital management while maximizing an appropriate risk-adjusted return on our growing investment portfolio. We continue to carefully monitor and maintain appropriate levels of reserves and seek to minimize our reinsurance recoverable exposure in order to maintain a strong balance sheet. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining or improving our A.M. Best ratings. Our principal operating subsidiaries are rated “A” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the third highest of 16 rating levels. Our consolidated results include the results for our holding company and eleven wholly-owned insurance company subsidiaries (collectively the “Insurance Subsidiaries”).

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

More than one hundred insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. We believe our competitive advantages include our underwriting and claims management practices and systems and our A.M. Best rating of “A” (Excellent). In addition, we believe that our insurance is competitively priced and that our premium rates are typically lower than those for policyholders assigned to the state insurance pools, allowing us to provide a viable alternative for policyholders in those pools.

We believe that the Specialty Risk and Extended Warranty sector in which we do business is not as developed as most other insurance sectors (including workers’ compensation insurance). We believe that our Specialty Risk and Extended Warranty team is recognized for its expertise in this market. Nonetheless, we face significant competition, including several internationally well-known insurers that have significantly greater financial, marketing and management resources and experience than we have. We believe that our competitive advantages include the ability to provide technical assistance to warranty providers, experienced underwriting, resourceful claims management practices and good relations with warranty administrators in the European Union and in the U.S.

Our Specialty Program Business segment employs a niche strategy that helps differentiate its offerings versus competitors, as most competing carriers pursue larger transactions. We do not compete for high exposure business and prefer to underwrite less volatile classes of business. We maintain the requisite A.M. Best rating and financial size to compete favorably for target business.

Underwriting and Claims Management Philosophy

We utilize our proprietary technology and extensive database of loss history in order to appropriately price and structure policies, maintain lower levels of loss, enhance our ability to accurately predict losses, and maintain lower claims costs than the industry as a whole. We believe a strong underwriting foundation is best accomplished through careful risk selection and continuous evaluation of underwriting guidelines relative to loss experience. We are committed to a consistent and thorough review of each new underwriting opportunity and our portfolio as a whole, and, where permissible and appropriate, we customize the terms, conditions and exclusions of our coverage in order manage risk and enhance profitability. We believe that proactive and prompt claims management is essential to reducing losses and lowering loss adjustment expenses and enables us to more effectively and accurately measure reserves.

Business Segments

Historically, we managed our business through three primary segments, Small Commercial Business, Specialty Risk and Extended Warranty and Specialty Program Business, which are based on the products we provide and the markets we serve. In March 2010, we formed a fourth segment, Personal Lines Reinsurance, effective with our entry into an agreement to reinsure ten percent of GMAC’s U.S. consumer property and casualty insurance business.

The following table provides our gross written premium by segment for the years ended December 31, 2010, 2009 and 2008:

(Amounts in Thousands)	2010	2009	2008
Small Commercial Business	$465,951	$469,627	$458,842
Specialty Risk and Extended Warranty	748,525	461,338	415,921
Specialty Program Business	264,051	267,981	235,811
Personal Lines Reinsurance	82,295	—	—
Total	$1,560,822	$1,198,946	$1,110,574

Additional financial information regarding our segments is presented in Note 24 “Segments” of the notes to our 2010 audited consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation to small businesses that operate in low and medium hazard classes, such as restaurants, retail stores and physicians and other professional offices and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $5,300. We are authorized to write our Small Commercial Business products in all 50 states. We distribute our policies through a network of over 7,000 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation, umbrella and farm and ranch owners’ coverage. As of December 31, 2010, we employed approximately 75 underwriters in this segment.

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally does not fit the underwriting and profitability criteria of many of our competitors. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates. Our policy renewal rate on voluntary business (excluding assigned risk plans), which represented approximately 92% of the segment’s gross written premiums in 2010, was 82%, 80%, and 83% in 2010, 2009 and 2008, respectively.

Some of our commonly written small business risks include:

•	restaurants;
•	retail stores and strip malls;
•	physician and other professional offices;
•	building management-operations by owner or contractor;
•	private schools;
•	business traveler hotels/motels;
•	light manufacturing;
•	small grocery and specialty food stores;
•	light contracting, distributors;
•	laundry/dry cleaners.

We are focused on continuing to broaden our market share by enhancing our current agent relationships as well as developing new agent relationships. Our technology platform and application system permits agents and brokers to easily determine real-time if the risk and pricing parameters for a prospective workers’ compensation client meet our underwriting criteria and deliver an application for underwriting approval to us in a paperless environment. Our underwriting system will not allow business to be placed if it does not fit within our guidelines. We are currently introducing these same types of efficiencies for our commercial package product business. Our commercial package policies are delivered to our agents through our website, thereby reducing postage costs and enabling our agents to more readily track policy changes. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions.

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

Our workers’ compensation claims adjusters have an average of 20 years of experience and have teams located in ten different states. Each adjuster handles an average monthly pending caseload of approximately 214 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2010, approximately 75.9% of our Small Commercial Business workers’ compensation claims were for medical expenses with 24.1% of claims for medical expenses and for lost wages compared with 74.6% and 25.4%, respectively, in 2009.

As of December 31, 2010, approximately 1.0% of the 7,611 Small Commercial Business workers’ compensation claims reported for accident year 2005 were open, 1.6% of the 9,462 claims reported for accident year 2006 were open, 2.3% of the 12,038 claims reported for accident year 2007 were open, 4.6% of the 11,894 claims reported for accident year 2008, 11.2% of the 16,048 claims reported for accident year 2009 were open and 39.4% of the 16,624 claims reported for accident year 2010 were open.

We maintain Small Commercial Business property and casualty claims operations in Texas and Oregon, and the commercial package claims operation is separated into four processing units; casualty, property, cost-containment/recovery and a fast-track physical damage unit. As of December 31, 2010, we employed 20 property and casualty claims adjusters. This allows for the application of specific talents and claims knowledge to assist in the handling of losses. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 105 claims.

As of December 31, 2010, our Small Commercial Business property and casualty claims were approximately 47% automobile and 21% property and inland marine with the remaining 32% involving general liability and umbrella losses compared to 52%, 18% and 30%, respectively, in 2009. At the end of 2010, 17% of the 3,061 claims features reported in accident year 2010 remained open, while 3% and 4% of the 5,065 claims and 4,129 claims from 2009 and 2008, respectively, remained open.

Our Small Commercial Business adjusters have an average of 18 years of experience. Supervision of the adjusters is performed by our internal claims management, comprised of a staff that has an average of over 32 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

In addition to growing organically, we have further enhanced our marketing and customer liaison capabilities for small-business workers’ compensation and property and casualty insurance by acquiring distribution networks and renewal rights from companies that have long-standing, established agent relationships, underwriting and claims management expertise, and/or infrastructure to provide additional support to our platform. These transactions have also enabled us to further expand our geographic reach or offer additional products.

Specialty Risk and Extended Warranty

In our Specialty Risk and Extended Warranty segment we provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability. Our model is focused on developing coverage plans by evaluating and analyzing historical product and industry data to establish appropriate pricing and contract terms and enhancing the profitability of the plans by limiting the frequency and severity of losses while delivering superior customer service. We believe that our proprietary technology platform and strong industry expertise provide us a competitive advantage. We carefully select administrators with extensive industry knowledge and target industries and coverage plans that have demonstrated consistently favorable loss experience. Additionally, we utilize extensive historical claims data and detailed actuarial analysis to ensure our ability to more accurately forecast the frequency and severity of losses and draft restrictive, risk-specific coverage terms with clearly identified coverage restrictions to further reduce the level of losses. Our efficient and proactive claims management process enables us to ensure superior customer service, and if necessary, proactively adjust our premiums based on changes in actual loss experience. Our specialty risk business primarily covers the following risks:

•	legal expenses in the event of unsuccessful litigation;
•	property damage for residential properties;
•	home emergency repairs caused by incidents affecting systems, such as plumbing, wiring or central heating;
•	latent defects that materialize on real estate property after building or completion;
•	creditor default to insureds if they become unable to meet financial obligations under finance contracts;
•	guaranteed asset protection (“GAP”) to cover the difference between an insurer’s settlement and the asset value in the event of a total loss; and
•	general liability, employers’ liability, public liability, negligence of advisors and liability of health care providers and facilities.

Our extended warranty business covers selected consumer and commercial goods and other risks, including:

•	personal computers;
•	consumer electronics, such as televisions and home theater components;
•	consumer appliances, such as refrigerators and washing machines;
•	automobiles (excluding liability coverage);
•	cellular telephones;
•	furniture; and
•	heavy equipment.

We also serve as a third party administrator to provide claims handling and call center services to the consumer products and automotive industries in the U.S. and Canada.

In connection with our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one month to 120 months depending on the type of product. The weighted average term of the portfolio is 25 months. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services for a limited number of coverage plans in the United States.

We underwrite our specialty risk coverage on a coverage plan-level basis, which involves substantial data collection and actuarial analysis as well as analysis of applicable laws governing policy coverage language and exclusions. We prefer to apply a historical rating approach in which we analyze historical loss experience of the covered product or similar products rather than an approach that attempts to estimate our total exposure without such historical data. In addition, we believe that the quality of the marketing and claims administration service provided by the warranty administrator is a significant driver of the profitability of the product. Accordingly, a critical evaluation of the prospective warranty administrator is an important component of underwriting a plan. The results of our underwriting analysis are used to determine the premium we charge and drive the description of the plan coverage and exclusions. The underwriting process generally takes three months or more to complete.

We market our extended warranty and GAP products in the United States and internationally primarily through brokers and third party warranty administrators and through a direct marketing group. Third party administrators generally handle claims on our policies and provide monthly loss reports. We review the monthly reports and if the losses were unexpectedly high, we generally have the right under our policies to adjust our pricing or cease underwriting new business under the coverage plan. We routinely audit the claims paid by the administrators. We hire third party experts to validate certain types of claims. For example, we engage engineering consultants to validate claims made on coverage we provide on heavy machinery. We generally settle our extended warranty claims in-kind — by repair or replacement — rather than in cash. When possible, we negotiate volume fixed-fee repair or replacement agreements with third parties to reduce our loss exposure.

In 2010, approximately 72% of gross written premium was originated internationally with 28% originated in the United States.

Specialty Program Business

Our Specialty Program Business segment provides workers’ compensation, package products, general liability, commercial auto liability and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous, group of small and middle market companies whose business model and risk profile generally requires in-depth knowledge of a specific industry or sector focus in order to appropriately evaluate, price and manage the coverage risk. The type of risk covered by this segment is similar to the type of risk in Small Commercial Business but also covers, to a small extent, certain higher risk businesses. We partner with managing general agents and other wholesale agents and claims administrators who have a strong track record and history underwriting certain types of risk and who, subject to our underwriting standards, originate and assist in managing a book of business and generally share in the portfolio risk. Our products and underwriting criteria often entail customized coverage, loss control and claims services as well as risk sharing mechanisms. The coverage is offered through accounts with various agents to multiple insureds.

Policyholders in this segment primarily include the following types of industries:

•	retail;
•	wholesale;
•	service operations;
•	artisan contracting;
•	trucking;
•	light and medium manufacturing; and
•	habitational.

We establish the underwriting standards used with our agency partners by conducting detailed actuarial analysis using historical and industry data. Prior to entering into a relationship with an agency, we perform extensive due diligence on the agent including a review of underwriting, claims and financial control areas that generally takes three to nine months to complete. Additionally, once we have entered into a relationship with an agency, we carefully monitor the loss experience of the portfolio associated with each agent and conduct quarterly underwriting audits.

As of December 31, 2010, we underwrote 43 coverage plans through 26 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 40% of this business in 2010, 38% in 2009 and 35% in 2008. The general liability and commercial auto lines combined comprised approximately 48%, 50% and 50% of this business in 2010, 2009 and 2008, respectively.

Personal Lines Reinsurance

We formed the Personal Lines Reinsurance Segment in connection with the Personal Lines Quota Share entered into in connection with the acquisition of GMAC’s U.S. consumer property and casualty insurance business (the “GMAC Business”) during March 2010, as described below under “Acquisitions and Strategic Investments — Investment in ACAC.” We reinsure 10% of the net premiums of the GMAC Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) with GMAC’s ten statutory insurance companies (“the GMAC Insurers”), as cedents, and the Company, American Capital Partners Re, Ltd., a Bermuda reinsurer and Maiden Insurance Company, Ltd., as reinsurers. We have a 20% participation in the Personal Lines Quota Share, by which we receive 10% of the net premiums of the personal lines business. The Personal Lines Quota share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC Insurers and assume 50% of the related net losses. The Personal Lines Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. As a result of this agreement, we assumed $82.3 million of business from the GMAC Insurers during the year end December 31, 2010.

Distribution

We market our Small Commercial Business products and Specialty Risk and Extended Warranty products through unaffiliated third parties that typically charge us a commission. In the case of our Specialty Risk and Extended Warranty segment, these third parties often charge an administrative fee based on the policy amount to the manufacturer or retailer that offers the extended warranty or accidental damage coverage plan. Accordingly, the success of our business is dependent upon our ability to motivate these third parties to sell our products and support them in their sales efforts. The Specialty Program Business is distributed through a limited number of qualified general and wholesale agents who charge us a commission. The agent network is restricted to experienced, professional agents that have the requisite licensing to conduct business with AmTrust.

Geographic Diversity

Our Insurance Subsidiaries domiciled in the United States are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance in 50 states and the District of Columbia, and in the year ended December 31, 2010, we wrote commercial property and casualty in 48 states and the District of Columbia. The table below identifies, for the year ended 2010, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended December 31, 2009 and 2008.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2010	2009	2008
New York	18.6%	20.8%	19.8%
Florida	12.4	13.4	19.2
Illinois	9.2	9.4	10.8
Texas	7.0	9.6	8.4
New Jersey	6.6	6.9	6.3
Georgia	5.9	4.4	6.6
Pennsylvania	4.3	3.3	3.2
Montana	2.7	2.9	1.7
Kansas	2.6	0.4	0.2
California	2.2	0.7	0.4
All Other States and the District of Columbia	28.5	28.2	23.4
	100.0	100.0	100.0

(1)	Direct premiums consist of gross premiums written other than premiums assumed.

We are licensed to provide Specialty Risk and Extended Warranty coverage in 50 states and the District of Columbia, and in Ireland and Great Britain, and pursuant to European Union law, certain other European Union member states.

Based on coverage plans written or renewed in 2010, 2009 and 2008, the European Union accounted for approximately 72%, 53% and 47%, respectively, of our Specialty Risk and Extended Warranty business and in 2010, the United Kingdom, Italy and France accounted for approximately 38%, 35% and 10%, respectively, of our European Specialty Risk and Extended Warranty business. The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2010.

Percentage of Specialty Risk and Extended Warranty Gross Premiums Written by Country

	Year Ended December 31,
Country	2010	2009	2008
United States	28%	47%	53%
United Kingdom	27	27	21
Italy	25	8	—
France	7	7	9
Norway	4	5	7
Other	9	6	10
Total	100	100	100

The table below shows the distribution by state of our direct written premiums in our Specialty Program Business.

Percentage of Specialty Program Business Direct Premiums Written by State

	Year Ended December 31,
State	2010	2009	2008
New York	46%	45%	42%
North Carolina	7	6	6
California	6	4	3
New Jersey	6	7	9
Illinois	4	6	5
Pennsylvania	4	5	6
Tennessee	4	3	2
Georgia	4	2	1
Florida	2	3	3
Louisiana	2	1	1
Alabama	1	1	—
All other States and the District of Columbia	14	17	22
Total	100	100	100

Acquisitions and Strategic Investments

Our acquisitions historically have involved the purchase of distribution networks and renewal rights from other insurance companies. In these transactions, we purchase access to the seller’s distribution networks, the right to hire certain of the seller’s employees, non-competition covenants and the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire. Our ability to renew policies is subject to our ability to retain the relationships that the seller established with its production network through competitive pricing and customer service. We typically pay the seller a combination of an initial purchase price and a percentage of the premiums we receive on business that we successfully renew. Because, in a majority of acquisitions we have completed, the cost of each transaction is ultimately based on the amount of business we renew, we believe that these transactions are generally more cost effective than traditional types of acquisitions. In addition to the acquisitions detailed below, we have completed stock purchases that include IGI Group (“IGI”), now known as AmTrust Europe Limited (“AEL”), Associated Industries Insurance Services, Inc. (“AIIS”), now known as AmTrust North America of Florida, and the commercial package business of Unitrin (“UBI”).

We will continue to evaluate acquisition of distribution networks and renewal rights, stock purchases and other alternative types of transactions as they present themselves as we believe that these types can be accretive to earnings and return on equity. The following is a summary of our major acquisition and strategic investment activity during 2009 and 2010:

Warrantech

During February of 2007, we participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation and its subsidiaries (“Warrantech”) in a cash merger. We contributed $3.9 million for a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC, the parent company of Warrantech. Warrantech is a Bedford, Texas-based developer, marketer and third party administrator of service contracts and aftermarket warranty products that largely serves the consumer products and automotive industries in the U.S. and Canada. Additionally in 2007, we provided Warrantech with a $20 million senior secured note due January 31, 2012. Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in a principal amount equal to the interest not paid in cash on such date.

In August 2010, we, through our wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech from WT Acquisition Holdings, LLC for approximately $7.5 million in cash and an earn out payment to the sellers of a minimum of $2 million and a maximum and $3 million based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013.

Immediately prior to the consummation of this transaction, WT Acquisition Holdings, LLC redeemed our preferred units that had represented our 27% equity interest in that entity. In addition, immediately following the transaction, AMT Warranty Corp. was recapitalized and we contributed our note receivable from Warrantech in the approximate amount of $24.1 million to AMT Warranty Corp. in exchange for Series A preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), of AMT Warranty Corp. valued at $24.1 million. We also received additional shares of Series A Preferred Stock such that the total value of its 100% preferred share ownership in AMT Warranty Corp. is equivalent to $50.7 million. Lastly, AMT Warranty Corp. issued 20% of its issued and outstanding common stock to the Chairman of Warrantech which had a fair value of $6.9 million as determined using both a market and an income approach. Given our preference position, absent our waiver, we will be paid distributions on our Series A Preferred Stock before any common shareholder would be entitled to a distribution on the common stock.

As a result, the ultimate acquisition price of Warrantech was $42.6 million and we recorded goodwill and intangible assets of approximately $48.3 million and $29.6 million, respectively. We incurred less than $0.1 million of costs related to the acquisition. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The results of operations from Warrantech, which are included in our Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $17.4 million for the year ended December 31, 2010.

Risk Services

During June 2010, we completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”). The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC. The Risk Services entities have offices in Florida, Vermont, Nevada and the District of Columbia and are broadly licensed.

We have a majority ownership interest (80%) in Risk Acquisition Holdco, LLC, for which our total consideration was $11.7 million. Acquisition costs associated with the acquisition were approximately $0.2 million. As part of the purchase agreement, the non-controlling interest has the option under certain circumstances to require us to purchase the remaining ownership interest (20%) of Risk Services. In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815,

Derivatives and Hedging, we have classified the remaining 20% ownership interest of Risk Services as mezzanine equity on the Consolidated Balance Sheet.

We have included approximately $7.4 million in our results of operations as a component of service and fee income, since the acquisition date, in our Small Commercial Business segment. In accordance with FASB ASC 805, Business Combinations, our total consideration paid for Risk Services was $11.7 million, which included cash of $11.1 million and a value of $0.6 million that was assigned for the redeemable non-controlling interest. We assigned a value of approximately $5.0 million to intangible assets and $3.5 million to goodwill. The intangible assets consisted of trade names, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years.

Investment in ACAC

During the year ended December 31, 2010, we completed our strategic investment in American Capital Acquisition Corporation (“ACAC”). We formed ACAC with the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC’s U.S. consumer property and casualty insurance business. Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of $53 million, which was equal to 25% of the capital initially required by ACAC, 53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members to ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of our appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including our appointees).

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded $14.9 million of income during the year ended December 31, 2010 related to our equity investment in ACAC. Additionally, ACAC completed its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC during 2010. As a result, we recorded a gain on our equity investment in ACAC of $10.4 million that is included in the income statement in equity in earnings of unconsolidated subsidiaries.

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

The acquired GMAC consumer property and casualty insurance business (the “GMAC Business”) is a writer of automobile coverages through independent agents in the United States. The GMAC Business had a net written premium in excess of $900 million in 2010 that encompassed all fifty states. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMAC Insurers”).

In connection with our investment:

(i)	we provide ACAC and its affiliates information technology development services at cost plus 20%. In addition, once the new system we develop is implemented and ACAC or its affiliates begin using the system in its operations, we will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. We recorded approximately $2.0 million of fee income for the year ended December 31, 2010 related to this agreement. The terms and conditions of the above are subject to regulatory approval.
(ii)	we manage the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. As a result of this agreement, we earned approximately $1.5 million of investment management fees for the year ended December 31, 2010.
(iii)	ACAC is providing us with access to its agency sales force to distribute our products, and ACAC will use its best efforts to have said agency sales team appointed as our agents.
(iv)	ACAC will grant us a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the acquisition.
(v)	effective March 1, 2010, we reinsure 10% of the net premiums of the GMAC Business pursuant to the Personal Lines Quota Share, as described above under “Business Segments — Personal Lines Reinsurance.” Our participation in the Personal Lines Quota Share may be terminated by the GMAC Insurers on 60 days written notice in the event we become insolvent, are placed into receivership, our financial condition is impaired by 50% of the amount of our surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, are subject to a change of control, or ceases writing new and renewal business. The GMAC Insurers also may terminate the agreement on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. We may terminate our participation in the Personal Lines Quota Share on 60 days written notice in the event the GMAC Insurers are subject to a change of control, cease writing new and renewal business, effect a reduction in their net retention without our consent or fail to remit premium as required by the terms of the Personal Lines Quota Share.

As a result of these service agreements with ACAC, we recorded fees totaling approximately $3.5 million for the year ended December 31, 2010. As of December 31, 2010, the outstanding balance related to these service fees and reimbursable costs was approximately $2.0 million. During 2010, we recorded an accrued liability of approximately $2.5 million for advanced fees we received from ACAC that was to be applied against future fees owed by ACAC under these service agreements. This liability was settled through a declaration of a dividend by ACAC at the end of 2010.

Tiger

In July 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC and a third-party administrator for the purposes of acquiring certain life settlement contracts. A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. We and ACAC each initially contributed approximately $6 million for our respective fifty percent ownership interest in Tiger. The third party serves as the administrator of the life settlement contract portfolio, for which it receives an annual fee. Under the terms of the agreement, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We are responsible for certain actuarial and finance functions related to Tiger. Additionally, in conjunction with our 21.25% ownership percentage of ACAC, we ultimately receive 60.6% of the profits and losses of Tiger. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate this entity.

In July 2010, Tiger acquired certain life insurance policies and cash value loans for approximately $12.0 million. We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. We determine fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premium, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statement of Income. We recorded a gain of approximately $11.9 million upon initial acquisition of the life insurance policies. Our investments in life settlements and cash value loans were approximately $31.5 million as of December 31, 2010 and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet.

Cybercomp

In September 2009, we acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), a Swiss Re web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operated in 26 states and distributed policies through a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction.

Upon closing, we made an initial payment to Swiss Re in the amount of $3.0 million, which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with ASC 805-10, we recorded a purchase price of $6.3 million, which consisted of $2.8 million of renewal rights, $2.3 million of distribution networks, $0.7 million of trademarks and $0.5 million of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. We produced approximately $43.6 million and $17.7 million of gross written premium in 2010 and 2009, as a result of this transaction.

ACHL

During the three months ended March 31, 2009, we, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL. ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta, AmTrust Re 2007 (Luxembourg) and AmTrust Captive Solutions Limited, respectively. The purchase price of ACHL was $0.02 million, which represented the capital of ACHL. In accordance with FASB ASC 805-10, we recorded approximately $12.5 million of cash, $66.5 million of receivables and $79 million loss reserves. ACHL is included in our Specialty Risk and Extended Warranty segment.

Additionally, the Captives had previously entered into a stop loss agreement with Imagine Insurance Company Limited (“Imagine”) by which Imagine agreed to cede certain losses to the Captives. Concurrently with our purchase of ACHL, we, through our wholly-owned subsidiary AmTrust International Insurance, Ltd. (“AII”), entered into a novation agreement by which AII assumed all of Imagine’s rights and obligations under the stop loss agreement.

In October 2009, ACHL acquired all the issued and outstanding stock of Watt Re, a Luxembourg domiciled captive insurance company, from CREOS LUXEMBOURG S.A. (formerly CEGEDEL S.A.) and ENOVOUS Luxembourg S.A. (formerly CEGEDEL PARTICIPATIONS S.A.). Watt Re subsequently changed its name to AmTrust Re Gamma. The purchase price of Watt Re was approximately $30.2 million. We recorded approximately $34.5 million of cash, intangible assets of $5.5 million and a deferred tax liability of approximately $9.8 million. We assigned a life of three years to the intangible assets.

In December 2009, ACHL acquired all the issued and outstanding stock of Group 4 Falck Reinsurance S.A., a Luxembourg domiciled captive insurance company, from Group 4 Securitas (International) B.V. Group 4 Falck Reinsurance S.A. subsequently changed its name to AmTrust Re Omega. The purchase price of Group 4 Falck Reinsurance S.A. was approximately $22.8 million. We recorded approximately $25.1 million of cash, intangible assets of $2.2 million and a deferred tax liability of $4.5 million. We assigned a life of three years to the intangible assets.

In May 2010, ACHL acquired all the issued and outstanding stock of Euro International Reinsurance S.A., a Luxembourg domiciled captive insurance company, from TALANX AG. Euro International Reinsurance S.A. subsequently changed its name to AmTrust Re Delta. The purchase price of Euro International Reinsurance S.A. was approximately $58.3 million. We recorded approximately $65.7 million of cash, intangible assets of $8.6 million and a deferred tax liability of $16 million. We assigned a life of two years to the intangible assets.

Through a series of mergers that took place between June 2010 and the end of the year, AmTrust Re Beta and AmTrust Re Gamma merged into AmTrust Re Omega and AmTrust Re 2007 (Luxembourg), respectively, followed by AmTrust Re Omega merging into AmTrust Re 2007 (Luxembourg). As of December 31, 2010, ACHL held all of the issued and outstanding stock of the three remaining Captives: AmTrust Captive Solutions Limited, AmTrust Re 2007 (Luxembourg) and AmTrust Re Delta.

The aforementioned ACHL transactions allow us to obtain the benefit of the Captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries.

Reinsurance

Reinsurance is a transaction between insurance companies in which the original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company. This arrangement is known as quota share reinsurance. Under quota share reinsurance arrangements, the ceding company cedes a percentage of each risk within the covered class or classes of business to the reinsurer and recovers the same percentage of the ceded loss and loss adjustment expenses. The ceding company pays the reinsurer the same percentage of the insurance premium on the ceded business, less a ceding commission. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention,” in return for a premium, usually determined as a percentage of the ceding company’s primary insurance premiums. This arrangement is known as excess of loss reinsurance. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism, which would otherwise cause sudden and unpredictable changes in net income and the capital of our insurance subsidiaries. Premium for excess reinsurance is negotiated based on risk characteristics and market competition. We do not typically receive commission for ceding business under excess of loss or catastrophe reinsurance agreements.

We believe that reinsurance is critical to our ability to appropriately manage the risk inherent in our insurance portfolio and enables us to further reduce earnings volatility and generate stronger returns. We also utilize reinsurance agreements to increase our ability to write additional profitable business. Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of our portfolios to various captive, affiliated and third party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event.

We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) at the time we enter into our reinsurance agreements. We periodically evaluate the financial condition of our third party reinsurers, including our captive reinsurers that are not A.M. Best rated, in order to minimize our exposure to the risk of possible losses that could arise from the inability of a reinsurance partner to pay our claims.

The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. For a more detailed description of our reinsurance agreements, including our reinsurance arrangement with Maiden Insurance Company Ltd. (“Maiden Insurance”), see “Reinsurance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Loss Reserves

Workers’ Compensation Business

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing our reserves, we do not use loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business and does not include our reserves for mandatory pooling arrangements that we participate in as a condition of doing business in a state that funds workers’ compensation assigned risk plans in that state. We record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We use a consulting actuary to assist in the evaluation of the adequacy of our reserves for loss and loss adjustment expenses.

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

We began writing workers’ compensation in 2001. In 2001 and 2002, there was limited premium volume, with premiums beginning to increase substantially in 2003. In order to establish IBNR reserves, we project ultimate losses by accident year both through use of our historical experience, and the use of industry experience by state. Our consulting actuary projects ultimate losses in two different ways:

•	Quarterly Incurred Development Method (Use of AmTrust Factors). Quarterly incurred loss development factors are derived from our historical, cumulative incurred losses by accident month. These factors are then applied to the latest actual incurred losses and DCC by month to estimate ultimate losses and DCC, based on the assumption that each accident month will develop to estimated ultimate cost in a similar manner to prior years. There is a substantial amount of judgment involved in this method.
•	Yearly Incurred Development (Use of National Council on Compensation Insurance, Inc. (“NCCI”) Industry Factors by State). Yearly incurred loss development factors are derived from either NCCI’s annual statistical bulletin or state bureaus. These factors are then applied to the latest actual incurred losses and DCC by year by state to estimate ultimate losses and DCC, based on the assumption that each year will develop to an estimated ultimate cost similar to the industry development by year by state.

Each method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our excess of loss reinsurers. Our consulting actuary estimates a range of ultimate losses, along with a selection that gives more weight to the results from our monthly development factors and less weight to the results from industry development factors.

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

As of December 31, 2010, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $378.1 million, of which $24.4 million was reserves resulting from our participation in mandatory pooling arrangements, as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

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

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by our monthly factors as of December 31, 2010:

Amounts in Millions	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$662.9	$24.4	$687.3
Gross reserve	726.3	24.4	750.7
Higher estimate	795.8	24.4	820.2
Net Workers’ Compensation Reserves:
Lower estimate	$322.9	$24.4	$347.3
Net reserve	353.7	24.4	378.1
Higher estimate	387.4	24.4	411.8

The higher estimate would increase net reserves by $33.7 million and reduce net income and stockholders’ equity by $21.9 million. The lower net estimate would decrease net reserves by $30.8 million and increase net income and stockholders equity by $20.0 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments made.

In 2008, our liabilities for unpaid losses and loss adjustment expenses (“LAE”) attributable to prior years decreased by $0.5 million as result of favorable development in both the Small Commercial Business segment and Specialty Risk and Extended Warranty segment, partially offset by unfavorable development in our Specialty Program Business segment as well as our involuntary participation in NCCI pools. In 2009, our liabilities for unpaid losses and LAE attributable to prior years decreased by $4.8 million as result of favorable development in the Small Commercial Business segment, partially offset by unfavorable development from our mandatory participation in assigned risk reinsurance pools. In 2010, our liabilities for unpaid losses and LAE attributable to prior years increased by $7.9 million as result of unfavorable loss development in our Specialty Program segment. We do not anticipate that we will make any material reserve adjustments but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves.

As we write more business and develop more reliable data, we assign more weight to our individual loss development factors than to industry-wide factors. Because our losses have, generally, developed more favorably than the industry as a whole, except for 2010 and for the NCCI pools, our actuarially projected reserves have decreased.

Specialty Risk and Extended Warranty

Specialty Risk and Extended Warranty claims are usually paid quickly, development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, which refers to amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2010 and 2009 for our Specialty Risk and Extended Warranty segment was $15.6 and $25.4 million, respectively. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2010 and 2009 were $52.9 and $34.4 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2010 of $2.6 before tax and $1.7 after tax. A downward movement of 5% on overall reserves would result in an increase of income of $2.6 before tax and $1.7 after tax.

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

The reserve for Specialty Risk and Extended Warranty unearned premium is calculated by analyzing each coverage plan separately, subdivided by contract year, type of product and length of contract, ranging from one month to five years. These subdivisions produced, in a recent analysis, about 150 separate reserve calculations. These individual reserve calculations may differ in actuarial methodologies depending on:

•	the type of risk;
•	the length of the exposure period;
•	the availability of past loss experience; and
•	the extent of current claim experience and potential experience of similar classes of risk underwritten by the program administrators.

The primary actuarial methodology used to project future losses for the unexpired terms of contracts is to project the future number of claims, then multiply them by an average claim cost. The future number of claims is derived by applying to unexpired months a selected ratio of the number of claims to expired months. The selected ratio is determined from a combination of:

•	past experience of the same expired policies;
•	current experience of the earned portion of the in-force policies or contracts; and
•	past and/or current experience of similar type policies or contracts.

The average claim cost is also determined by using past and/or current experience of the same or similar contracts.

In order to confirm the validity of the projected future losses derived through application of the average claim cost method, we also utilize a loss ratio method. The loss ratio method entails the application of the projected ultimate loss ratio, which is based on historical experience, to the unearned portion of the premium. If the loss ratio method indicates that the average claim cost method has not produced a credible result for a particular coverage plan, we will make a judgment as to the appropriate reserve for that coverage plan. We generally will choose a point in the range between results generated by the average claim cost method and loss ratio method. In making our judgment, we consider, among other things, the historical performance of the subject coverage plan or similar plans, our analysis of the performance of the administrator and coverage terms.

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2010 and 2009 for our Specialty Risk and Extended Warranty segment was

$324.3 million and $326.2 million, respectively. Although we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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

When a claim is reported, an initial case reserve is established for the estimated amount of the loss based on the adjuster’s view of the most likely outcome of the claim at that time. Initial case reserves are established within 30 days of the claim report date and consist of anticipated liability payments, first party payments, medical costs, and DCC expenses. This establishes a case incurred amount for a particular claim. The estimated amount of loss for a reported claim is based upon various factors, such as:

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

The final component of the reserves for loss and loss adjustment expenses is the estimate of the AO reserve. This reserve is established for the costs of future unallocated loss adjustment expenses for all known and unknown claims. Our AO reserve covers primarily the estimated cost of administering claims by our claim staff.

We began writing general liability, commercial auto and commercial property (jointly known as CPP) business in 2006. As a result, there is a limited amount of loss data available for analysis. In order to establish IBNR reserves for CPP lines of business, we project ultimate losses by accident year through the use of industry experience by line. The limited amount of CPP historical data has not allowed us to develop our own development patterns. Instead, we rely on three methods that utilize industry development patterns by line of business:

•	Yearly Incurred Development (Use of Industry Factors by Line). For each line, the development factors are taken directly from Insurance Services Office, Inc. (“ISO”) loss development publications for a specific line of business. These factors are then applied to the latest actual incurred losses and DCC by accident year, by line of business to estimate ultimate losses and DCC;

•	Expected Loss Ratio. For each line, an expected loss ratio is taken from our original account level pricing analysis. These loss ratios are then applied to the earned premiums by line by year to estimate ultimate losses and DCC; and
•	Bornhuetter-Ferguson Method. For each line, IBNR factors are developed from the applicable industry loss development factors and expected losses are taken from the original account level pricing analysis. IBNR factors are then applied to the expected losses to estimate IBNR and DCC.

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

Because of our limited historical experience, we have not utilized any incurred development methods based on our experience, nor did we use any methods that rely on paid development factors. Paid loss development methods rely on actual claim payment patterns to develop ultimate loss and DCC estimates. As our historical experience grows, we will consider using incurred development methods based on our historical loss development patterns, as well as paid development methods.

We began writing commercial package business in the second quarter of 2008 after our acquisition of UBI. We were able to access UBI’s historical loss data for analysis of that business. Additionally, the claims adjusting has remained stable. As such, it has allowed us to start developing our own development patterns without the use of industry factors. Similar methods involved in determining reserves are consistent as described above for other property and casualty business.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2010, 2009 and 2008, reflecting changes in losses incurred and paid losses:

(Amounts in Thousands)	2010	2009	2008
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,091,944	$1,014,059	$775,392
Less: Reinsurance recoverables at beginning of year	561,874	504,404	258,028
Net balance, beginning of year	530,070	509,655	517,364
Incurred related to:
Current year	463,535	332,598	238,847
Prior year	7,946	(4,827)	(544)
Total incurred losses during the year	471,481	327,771	238,303
Paid losses and LAE related to:
Current year	(222,593)	(203,210)	(144,272)
Prior year	(187,012)	(109,872)	(112,893)
Total payments for losses and LAE	(409,605)	(313,082)	(257,165)
Commuted loss reserves	1,350	4,612	—
Net balance, December 31	593,296	528,956	498,502
Acquired outstanding loss and loss adjustment reserve	—	—	15,173
Effect of foreign exchange rates	(636)	1,114	(4,020)
Plus reinsurance recoverables at end of year	670,877	561,874	504,404
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,263,537	$1,091,944	$1,014,059
Gross loss reserves by segment:
Small Commercial Business	$766,998	$763,143	$752,506
Specialty Risk and Extended Warranty	167,517	121,869	80,875
Specialty Program Business	318,187	206,932	180,678
Personal Lines Reinsurance	10,835	—	—
	$1,263,537	$1,091,944	$1,014,059

For the years ended December 31, 2010, 2009 and 2008, our gross reserves for loss and loss adjustment expenses were $1,263.5 million, $1,091.9 million, and $1,014.1 million, of which our IBNR reserves constituted 45.1%, 50.7% and 56.5%, respectively. For the years 2010 and 2009, we commuted certain loss reserves related to workers’ compensation that were included in ceded reinsurance treaties. These commutations had no material effect on net earnings.

Loss Development

The table below shows the net loss development for business written each year from 1999 through 2010. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2010, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

The period prior to 2001 relates primarily to business written prior to our acquisition of Technology Insurance Company, Inc. (“TIC”) and Rochdale Insurance Company (“RIC”). Therefore, the high redundancies in these periods were attributable primarily to the runoff of these closed books of business.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365	509,655	530,070	592,660
Net reserve estimated as of
One year later	7,485	9,815	13,771	36,812	83,957	150,854	253,767	516,821	504,828	538,016
Two years later	6,653	10,034	13,804	37,954	83,293	150,516	215,465	519,346	490,379
Three years later	5,510	10,797	10,175	35,056	82,906	122,601	221,362	518,877
Four years later	5,510	10,797	11,179	34,844	70,146	120,975	220,505
Five years later	5,510	9,336	10,524	27,992	71,012	121,716
Six years later	5,510	9,179	9,089	28,069	70,078
Seven years later	5,510	9,005	9,914	28,211
Eight years later	5,510	9,444	9,909
Nine years later	5,510	9,439
Ten years later	5,510
Net cumulative redundancy (deficiency)	4,886	1,467	3,493	5,185	14,841	28,624	31,173	(1,512)	19,276	(7,946)

	Year Ended December 31, 2010
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	542	971	1,904	5,079	14,436	24,050	38,010	113,567	109,872	188,739
Two years later	1,050	1,187	2,328	10,198	25,113	35,894	70,406	159,874	193,182
Three years later	1,117	1,439	2,877	13,043	33,049	48,804	91,914	199,876
Four years later	677	1,439	3,493	14,768	38,443	54,444	105,598
Five years later	677	1,526	3,670	16,942	41,830	58,407
Six years later	677	1,529	4,666	17,916	43,417
Seven years later	677	2,411	5,169	18,384
Eight years later	677	2,855	5,238
Nine years later	677	2,857
Ten years later	677
Net reserve – December 31,	10,396	10,906	13,402	33,396	84,919	150,340	251,678	517,365	509,655	530,070	592,660
Reinsurance Recoverable	821	1,742	4,078	3,529	14,445	17,667	44,127	258,027	504,404	561,874	670,877
Gross reserves – December 31,	11,217	12,648	17,480	36,925	99,364	168,007	295,805	775,392	1,014,059	1,091,944	1,263,537
Net re-estimated reserve	5,510	9,444	9,914	28,069	71,012	120,975	221,362	519,346	504,828	538,016
Re-estimated reinsurance recoverable	—	—	2,473	1,730	14,445	16,950	44,569	258,028	504,404	561,874
Gross re-estimated reserve	5,510	9,444	12,387	29,799	85,457	137,925	265,931	777,374	1,009,232	1,099,890
Gross cumulative redundancy (deficiency)	5,707	3,204	5,093	7,126	13,907	30,082	29,874	(1,982)	4,827	(7,946)

Investments

Our investment portfolio, excluding other investments, is summarized in the table below by type of investment.

	December 31, 2010		December 31, 2009
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$201,949	13.8%	$233,810	16.7%
Time and short-term deposits	32,137	2.2	31,265	2.2
U.S. treasury securities	82,447	5.6	124,143	8.9
U.S. government agencies	7,162	0.5	47,424	3.4
Municipals	66,676	4.6	27,268	1.9
Commercial mortgage back securities	2,076	0.1	3,359	0.2
Residential mortgage backed securities – primarily agency backed	554,689	38.0	490,363	35.0
Asset backed securities	2,687	0.2	3,619	0.3
Corporate bonds	493,076	33.8	389,186	27.8
Preferred stocks	7,037	0.5	5,110	0.4
Common stocks	10,375	0.7	45,245	3.2
	$1,460,311	100.0%	$1,400,792	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2010 and 2009 as rated by Standard and Poor’s.

	2010	2009
U.S. Treasury	2.5%	11.4%
AAA	55.3	54.7
AA	4.6	2.2
A	20.8	20.7
BBB, BBB+, BBB-	13.2	9.7
BB, BB+, BB-	2.7	0.1
B, B+, B-,	0.1	—
Other (includes securities rated CC, CCC, CCC- and D)	0.8	1.2
Total	100.0%	100.0%

Our equity investments, which constitute 1.2% of our investment portfolio, typically consist of small capitalized companies with an average market capitalization of approximately $400 million, most without widespread distribution or trading of shares. We have invested in securities in which we believe true value is not properly reflected in the market price and where a catalyst, or event, will send the market price toward its estimate of true value. We typically have a holding period of 36 months for our equity securities. This catalyst, in many instances, takes up to 24 months to occur. Sometimes, a catalyst that does not occur soon after our initial investment requires the passage of another operating cycle, and the 24 month time frame allows for these types of situations. These equity securities tend to be relatively unknown stocks that have less trading volume than well-known or larger capitalized stocks and can, therefore, experience significant price fluctuations without fundamental reasons. These price fluctuations can be large on a percentage basis because many stocks in this category are also low-priced stocks that are often distressed or in a turnaround phase. We believe that in down markets, equity securities with lower turnover are more heavily penalized by the market, even when the underlying fundamentals of the security have held up. Therefore, we believe, and our experience bears out, that, for investments in small cap stocks, an unrealized loss of 35% or less is not necessarily indicative of a fundamental problem with the issuer. Prices of lower turnover stocks can also react significantly to a catalyst or an event that causes market participants to take an interest. When the market participants’ interest increases in an equity security, causing trading volume and market bid to increase, we typically seek to exit these positions. For these reasons, we generally consider certain equity investments to be other than temporarily impaired when the investment is in an unrealized loss position in excess of 35% of cost basis for greater than 24 months.

Additional financial information regarding our investments is presented under the subheading “Investment Portfolio” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Certain International Tax Considerations

We operate our business in several foreign countries and are subject to taxation in several foreign jurisdictions. A brief description of certain international tax considerations affecting us appears below. We will be subject to U.S. income taxation on any income of our foreign subsidiaries that is Subpart F income.

Bermuda

Bermuda currently does not impose any income, corporation or profits tax, withholding tax, capital gains tax or capital transfer tax on AII, our Bermuda subsidiary, or any estate duty or inheritance tax applicable to shares of AII (except in the case of shareholders resident in Bermuda). Except as set out in the following paragraph, no assurance can be given that AII will not be subject to any such tax in the future.

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

The Irish Revenue Commissioners have published a statement indicating that deposit interest earned by an insurance company on funds held for regulatory purposes will be regarded as part of the insurance company’s trading income, and accordingly will be part of the profits taxed at 12.5%. This statement also indicates acceptance of case law that states that investment income of an insurance company will likewise be considered as trading income where it is derived from assets required to be held for regulatory capital purposes. Other investment income earned by AIU will generally be taxed in Ireland at a rate of 25%. Capital gains realized by AIU will generally be subject to Irish corporation tax at an effective rate of 22%.

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

As long as our principal class of common stock is listed on a recognized stock exchange in an EU member state or country with which Ireland has a tax treaty, and provided that such shares are substantially and regularly traded on that exchange, Irish dividend withholding tax will not apply to dividends and other distributions paid by AIU to AII, provided that AII makes an appropriate declaration, in prescribed form, to AIU before the dividend is paid.

AmTrust or any of our subsidiaries, other than AIU, will not be resident in Ireland for Irish tax purposes unless the central management and control of such companies is, as a matter of fact, located in Ireland.

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

Luxembourg

ACHL, a Luxembourg holding company, is owned by AII, our Bermuda insurance company. ACHL owns all of the issued and outstanding stock of three Luxembourg-domiciled captive insurance companies that had accumulated equalization reserves, which are catastrophe reserves in excess of required reserves that are determined by a formula based on the volatility of the business reinsured. Because AII is an insurance company with the ability to cede losses, the captives are well-positioned to utilize their equalization reserves. Luxembourg does not impose any income, corporation or profits tax on ACHL provided sufficient losses cause the equalization reserves to be exhausted. However, if the Captives cease to write business or are unable to utilize their equalization reserves, they will ultimately recognize income that will be taxed by Luxembourg at a rate of approximately 30%.

For U.S. federal income tax purposes, ACHL is a controlled foreign corporation and its taxable income, if any, will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Luxembourg tax paid on such income.

United Kingdom

AEL, a company incorporated in the United Kingdom, is managed and controlled in the U.K. and, therefore, is treated as a resident in the U.K. for British tax purposes and subject to British corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by AEL will be subject to British corporation tax at the rate of 28%.

For U.S. federal income tax purposes, AEL is a controlled foreign corporation and its income generally will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any British tax paid on such income.

If AEL carries on a trade in Ireland through a permanent establishment in Ireland, profits realized from such a trade in Ireland will be subject to U.K. corporation tax notwithstanding that such profits may also be subject to taxation in Ireland. A credit against the British corporation tax liability is available for any Irish tax paid on such profits, subject to the maximum credit being equal to the British corporation tax payable on such profits.

AEL may pay dividends to AII, its direct parent company, free of U.K. withholding tax.

We expect that neither AmTrust nor any of our subsidiaries, other than AEL, will be resident in the U.K. for British tax purposes unless the central management and control of such companies is, as a matter of fact, located in the U.K. A company not resident in the U.K. for British tax purposes can be subject to British corporation tax if it carries on a trade through a branch or agency in the U.K. or disposes of certain specified assets (e.g., British land, minerals, or mineral rights, or unquoted shares deriving the greater part of their value from such assets). In such cases, the charge to British corporation tax is limited to trading income connected with the branch or agency, capital gains on the disposal of assets used in the branch or agency which are situated in the U.K. at or before the time of disposal, capital gains arising on the disposal of specified assets, with tax imposed at the rates discussed above, plus U.K. income tax (generally by way of withholding) on certain U.K. source income.

Insurance companies are subject to an insurance premium tax at 5%. The premium tax applies to premiums for most general insurance, such as for buildings and contents and motor insurance, where the insured risk is in the U.K. Life assurance and other long term insurance remain exempt, though there are anti-avoidance rules surrounding long term medical care policies. As an anti-avoidance measure, the rate increases to 17.5% for insurance sold by suppliers of specified goods or services, e.g. mechanical breakdown insurance, travel insurance (irrespective of supplier), insurance sold with televisions and car hire, and, from April 1, 2004 forward, any “non-financial” GAP insurance sold through suppliers of motor vehicles or persons connected with them.

In further anti-avoidance measures introduced March 22, 2007, the definition of “premium” was amended to make it clear that any payment received in respect of a right to require an insurer to provide, or offer to provide, cover under a taxable contract of insurance is regarded as a premium.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. AII, TIC, RIC, Wesco Insurance Company (“WIC”), Associated Industries Insurance Company (“AIIC”), AEL, AIU, Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and AmTrust Lloyd’s Insurance Company of Texas (“ALIC”) were assigned a letter rating of “A” (Excellent) by A.M. Best in 2010. These ratings have since remained unchanged. An “A” rating is the 3rd highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

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

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and the European Union (especially, Ireland and England) and are also subject to regulation in Bermuda.

United States

We have eight operating insurance subsidiaries domiciled in the United States: RIC, TIC, WIC, AIIC, MCIC, SNIC, AICK and ALIC (the “U.S. Insurance Subsidiaries”).

Holding Company Regulation

Nearly all states have enacted legislation that regulates insurance holding company systems. We qualify as a holding company system under such regulations. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and periodically furnish information concerning the operations and transactions of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system.

These laws require disclosure of material transactions within the holding company system as well as prior notice of or approval for certain transactions, including, among other things, (a) the payment of certain dividends, (b) cost sharing agreements, (c) intercompany agency, service or management agreements, (d) acquisition of control of or merger with domestic insurers, (e) sales, purchases, exchanges, loans or extensions of credit, guarantees or investments if such transactions are equal to or exceed certain thresholds, and (f) reinsurance agreements. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Change of Control

The insurance holding company laws of nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change of control of certain non-domestic insurance companies licensed in those states, as well as post-notification of a change of control of certain agencies and third party administrators.

Any future transactions that would constitute a change of control, including a change of control of AmTrust and/or any of our U.S. Insurance Subsidiaries, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of our insurance business within such state) and may also require pre-notification in certain states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AmTrust, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they are authorized to conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to (a) grant and revoke licenses to transact business, (b) set the standards of solvency to be met and maintained, (c) determine the nature of, and limitations on, investments and dividends, (d) approve policy rules, rates and forms prior to issuance and (e) regulate marketing, unfair trade, claims and fraud prevention and investigation practices. In particular, the U.S. Insurance Subsidiaries’ commercial policy rates and forms, including workers’ compensation policies, are closely regulated in all states. Workers’ compensation insurers are also subject to regulation by the specific workers’ compensation regulators in the states in which they provide such insurance.

Our U.S. Insurance Subsidiaries are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove any proposed plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of our U.S. Insurance Subsidiaries to exit unprofitable markets.

Insurance producers, third party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Certain of our subsidiaries, including AmTrust North America, Inc. (“ANA”), AmTrust North America of Florida, Inc. (“ANAFLA”), AMT Warranty Corp., AmTrust E&S Insurance Services, Inc., IGI Underwriting Agency, Inc., Naxos Avondale Insurance, Inc., Risk Services, LLC and Warrantech Corporation are subject to licensing requirements and regulation by insurance regulators in various states.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise” risk within an insurance company holding system. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which our U.S. Insurance Companies are domiciled, for the new requirements to apply to us. It is not clear if and when such states will adopt these changes; however, if is anticipated that the NAIC will seek to make the amendments part of its accreditation standards for state solvency regulation, which would most likely motivate the states to adopt the amendments promptly.

The recent turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years and, since January 2009, the U.S. Treasury Department, as part of its broad proposal to reform regulation of the financial services industry, has proposed legislation that would impact the insurance industry. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study is required to be delivered to Congress within 18 months after enactment of the Dodd-Frank Act and could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation. In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” If an insurance company is designated as systemically important, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct.

The Dodd-Frank Act also incorporates the Non-Admitted and Reinsurance Reform Act (“NRRA”), which will become effective on July 21, 2011. Among other things, the NRRA would establish national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it is unclear what effect the NRRA changes specific to non-admitted insurance and reinsurance will have on our operations and how these provisions of the Dodd-Frank Act will be implemented in practice.

The Terrorism Risk Insurance Act (“TRIA”), as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), requires that commercial property and casualty insurance companies offer coverage (with certain exceptions, such as with respect to commercial auto liability) for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, pursuant to TRIPRA, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed $100 million. Under TRIPRA, the federal government covers 85% for acts of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto policies) covering risks in the United States. This deductible amount is 20% of such premiums.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. Currently, we have ongoing financial examinations of SNIC and ALIC by the Texas Department of Insurance for the period ended December 31, 2008. Examinations of the financial conditions of AICK and RIC were made as of December 31, 2008 by the Kansas Insurance Department and the New York Department of Insurance, respectively. Examinations of the financial conditions of TIC and WIC were made as of December 31, 2006 by the New Hampshire Insurance Department and Delaware Insurance Department, respectively. Examinations of the financial condition of AIIC (2006) and

MCIC (2006) were made by the each insurance company’s respective state-of-domicile insurance department (Florida and Wisconsin) prior to our acquisition of these entities.

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time. Current ongoing market conduct examinations of our U.S. Insurance Subsidiaries include separate examinations of WIC by the California and Missouri Departments of Insurance. WIC was also subject of a market conduct examination by the Connecticut Department of Insurance for business conducted there from January 1, 2007 to December 31, 2007.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance Subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2010, each of our U.S. Insurance Subsidiaries has established or will establish accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Residual Market Programs

Many of the states in which our U.S. Insurance Subsidiaries conduct business or intend to conduct business require that all licensed insurers that provide workers’ compensation insurance participate in a program to provide workers’ compensation insurance to those employers that have not or cannot procure coverage from an insurer on a voluntary basis. The level of required participation in such residual market programs of insurers is generally determined by calculating the volume of the voluntarily issued business in that state of the particular insurer as a percentage of all voluntarily issued business in that state by all insurers. The resulting factor is the proportion of the premiums the insurer must accept as a percentage of all premiums for policies issued in that state’s residual market program.

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in national and state reinsurance pools managed by the NCCI where the results of all policies provided through these NCCI pools are shared by the participating companies. Currently, our U.S. Insurance Subsidiaries satisfy their residual market obligations by participating in the NCCI pools. None of our U.S. Insurance Subsidiaries issues policies to employers assigned to them except to the extent that TIC acts as a servicing carrier for workers’ compensation assigned risk plans in Alabama, Arkansas, Illinois, Indiana, Georgia and Kansas (“Assigned Risk Plans”).

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

As noted above, TIC acts as a servicing carrier for the Assigned Risk Plans. Servicing carrier contracts are generally are awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the NCCI Pools. We began writing policies for the Assigned Risk Plans effective January 1, 2008.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $1.1 million, $0.6 million and $1.0 million from such state-managed trust funds in 2010, 2009 and 2008, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2010, 2009 and 2008 was approximately $5.5 million, $6.2 million and $6.2 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2010, our U.S. Insurance Subsidiaries’ risk-based capital level exceeded the minimum level that would trigger regulatory attention.

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

Based upon calculations as of December 31, 2010, WIC had four or more of its ratios falling outside the NAIC’s usual ranges, with one falling outside the usual range due to a decline in investment yields, one falling outside the usual range due to an increase in net written premium, one falling outside the usual range as a result of premium growth and the resulting increase in liabilities, and three falling outside the usual range as a result of an intercompany reinsurance agreement whereby WIC cedes to AII and TIC 70% and 20%, respectively, of its subject premium.

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

Statutory accounting practices established by the NAIC and adopted in part by the New York, New Hampshire, Delaware, Florida, Wisconsin, Kansas and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of RIC, TIC, WIC, AIIC, MCIC, SNIC, AICK and ALIC and thus determine, in part, the amount of funds that are available to pay dividends to AmTrust.

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act.

In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures to comply with the Gramm-Leach-Bliley related privacy requirements.

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. AII, which reinsures risks of our U.S. Insurance Subsidiaries, is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. AII posts security to permit our U.S. Insurance Subsidiaries to receive credit.

Ireland

AIU is a non-life insurance company organized under the laws of Ireland. AIU is subject to the regulation and supervision of the Central Bank of Ireland (the “Irish Central Bank”) pursuant to the Insurance Acts 1908 to 2000 (the “Insurance Acts”) and the European Communities (Non Life Framework) Regulations 1994 (as amended) (the “Regulations”). AIU has been authorized to underwrite various classes of non-life insurance business. AIU (as an Irish authorized insurance company) is permitted to carry on insurance business in any other member state of the European Economic Area (“EEA”) by way of freedom to provide services, on the basis that it has notified the Irish Central Bank of its intention to do so and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good.”

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Central Bank of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, such that such holdings amount to a qualifying holding exceeding or falling below the “specified levels,” to notify the Irish Central Bank. If the Irish Central Bank is not satisfied as to the suitability of the acquirer in view of the necessity to “ensure the sound and prudent management of the insurance undertaking,” it has up to 80 working days from the date of submission of a notification within which to oppose the proposed transaction. A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the insurance company becoming the acquirer’s subsidiary.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust Financial Services, Inc. or AII would be considered to have an indirect holding in AIU at or over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be approved with the Irish Central Bank prior to the transaction. The Irish Central Bank’s approval would be required if any person were to acquire a shareholding equal to or in excess of 10% of our outstanding common stock or in excess of one of the specified levels.

AIU is required, at such times as may be specified by the Irish Central Bank, and at least once a year, to notify the Irish Central Bank of the names of stockholders possessing qualifying holdings and the size of such holdings.

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

The amount of the minimum guarantee fund that AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2010 was approximately €13.1 million. The amount of the minimum guarantee fund may never be less than €3.5 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines issued by the Irish Central Bank.

Restrictions on Dividends

As a matter of Irish company law, AIU is restricted to declaring dividends only out of “profits available for distribution.” Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously distributed or capitalized and such losses do not include amounts previously written off in a reduction or reorganization of capital. In addition, one of the conditions imposed on AIU when authorized was a restriction on making dividend payments without the Irish Central Bank’s prior approval.

Bermuda

Classification

AII is registered as a Class 3 insurer under the Insurance Act 1978 of Bermuda (the “Insurance Act”). AII is also licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. However, pursuant to its license, AII may not write any long-term business other than Credit Life Insurance without the prior approval of the Bermuda Monetary Authority (“BMA”). General business broadly includes all types of insurance that is not long-term business. Effective January 2011, AII received approval from the BMA for an unrestricted license to write life business.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal representative of AII is Michael Bott, and AII’s principal office is at 7 Reid Street, Suite 400, Hamilton, Bermuda.

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

Annual Statutory Financial Return

AII is required to file with the BMA statutory financial returns no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements themselves, the opinion of the loss reserve specialist and the approved actuary’s certificate. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether, in his opinion, it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

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

AII is required to establish and maintain a long-term business fund and no payment may be made directly or indirectly from AII’s long-term business fund for any purpose other than a purpose related to the AII’s long-term business, unless such payment can be made out of any surplus certified by AII’s approved actuary to be available for distribution otherwise than to policyholders. AII is required to obtain a certain certification from its approved actuary prior to declaring or paying any dividends. Such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities (as certified by the approved actuary) by the amount of the dividend and at least $0.25 million. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

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

Objection to Existing Shareholder Controller

For so long as we have a subsidiary that is an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of our shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of our shares and direct, among other things, that such shareholder’s voting rights shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

United Kingdom

AEL is a non-life insurance company organized under the laws of the United Kingdom (including the Companies Act 2006, Financial Services and Markets Act 2000 (FSMA), the Data Protection Act 1988 and the European Communities non-life framework regulations 1994 (as amended)).

AEL has been authorized by the Financial Services Authority (FSA) to underwrite various classes of non-life business within the U.K. and, for some of these classes, on a “freedom of services” basis for some member states of the European Economic Area subject to complying with such “general good” conditions as may be laid down by the local regulatory authorities.

Change in Control

The FSMA requires controllers of insurers to be approved by the FSA. This includes individuals or corporate bodies who wish to take, or increase, control in an FSA authorized insurer. A change in control also occurs when an existing controller decreases control.

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital of the authorized insurer, (ii) owns or controls 10% or more of the issued share capital of a controller of the authorized insurer, or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers. In the case of AEL, this includes, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd., AII Insurance Management Limited, AII Reinsurance Broker Ltd., and Barry Zyskind, Michael Karfunkel and George Karfunkel as a group).

Financial Requirements and Regulatory Guidelines

AEL is required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) that the FSA issues in respect of the company. The ICG is the amount of capital resources that the FSA considers a company should carry to maintain financial adequacy taking into account the company’s business profile, structure and risk management systems. As of December 31, 2010, AEL’s required ICG was £39.7 million.

Restrictions on Dividends

AEL may only make distributions out of profits available for distribution. These are its accumulated, realized profits so far as not previously distributed or capitalized, less its accumulated, realized losses so far as not previously written off in a reduction or reorganization of capital. The test of whether the distribution is legal is applied by reference to relevant accounts complying with specified requirements.

Offices

Our principal executive offices are located at 59 Maiden Lane, 6th Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2010, we had approximately 1,400 employees worldwide.

None of our employees is covered by a collective bargaining agreement. Certain members of our management team have employment agreements. The remainder of our employees are at-will employees.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports to the Securities and Exchange Commission (the “SEC”). You may read or obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. Our internet website address is www.amtrustgroup.com. You can also obtain on our website’s Investor Relations page, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.

Also available at the “Corporate Governance” section of the Investor Relations page of our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for our Audit, Compensation, and Nominating and Corporate Governance Committees. Copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and Charters are also available in print free of charge, upon request by any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at our corporate office. We intend to disclose on our website any amendment to, or waiver of, any provision of our Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or NASDAQ.

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto.

Risks Related to Our Business

During or following a period of disruption in the financial markets or economic downturn, our business could be materially and adversely affected.

The financial markets experienced significant volatility worldwide from the third quarter of 2008 through 2010, and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have improved, uncertainty remains regarding the timing and strength of any economic recovery. The trend toward recovery and growth may not continue. Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak. Although the U.S. and foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective and it is possible those actions could lead to an inflationary environment. Furthermore, financial markets may again experience significant disruption.

If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and liquidity. Several of the risks we face, including those related to our investment portfolio, reinsurance arrangements, our estimates of loss reserves, emerging claim and coverage issues, the competitive environment and regulatory developments result from, or are made worse by, an economic slowdown or financial disruption.

Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. In addition, because earned premiums lag written premiums, our results can be adversely affected even after general economic conditions have improved. An inflationary environment (which may follow government efforts to stabilize the economy) may also adversely impact our loss reserves and could adversely impact the valuation of our investment portfolio. Finally, as a result of the financial market disruptions over the past three years, we may face increased regulation. Any or all of these reactions could adversely affect our business.

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

In particular, workers’ compensation claims are often paid over a long period of time. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses.

If we change our reserve estimates for any line of business, these changes would result in adjustments to our reserves and our loss and loss adjustment expenses incurred in the period in which the estimates are changed. If the estimate were increased, our pre-tax income for the period in which we make the change will decrease by a corresponding amount. An increase in reserves could result in a reduction in our surplus, which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

Catastrophic losses or the frequency of smaller insured losses may exceed our expectations as well as the limits of our reinsurance, which could adversely affect our financial condition or results of operations.

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophes can cause losses in multiple property and casualty lines, including property and workers’ compensation. Workers’ compensation constitutes approximately 30% of our business and we write commercial property insurance in our Specialty Program segment and our Small Commercial Business segment. The incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.

If we do not accurately price our policies, our results of operations will be adversely affected.

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating workers’ compensation coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information were incomplete or inaccurate, we may under-price premiums by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to accurately price our policies, we must:

•	collect and properly analyze a substantial volume of data from our insureds;
•	develop, test and apply appropriate rating formulas;
•	closely monitor and timely recognize changes in trends; and
•	project both frequency and severity of our insureds’ losses with reasonable accuracy.

We also must implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, principally:

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

Our premium rates are established for the term of the policy. Consequently, we could set our premiums too low, which would negatively affect our results of operations and our profitability, or we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.

A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could adversely impact the competitive positions of our insurance subsidiaries.

Rating agencies evaluate insurance companies based on their ability to pay claims. Our domestic insurance subsidiaries, TIC, RIC, WIC, AIIC, MCIC, SNIC, AICK and ALIC, our Irish subsidiary AIU, our United Kingdom subsidiary, AEL, and our Bermuda subsidiary, AII, each currently has a financial strength rating of “A” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating, which is the third highest of 16 rating levels, is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards and have an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

There can be no assurances that our Insurance Subsidiaries will be able to maintain their current ratings. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies that might move to other companies with higher ratings. Some of our policyholders are required to maintain workers’ compensation coverage with an insurance company with an A.M. Best rating of “A-” (Excellent) or better. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best rating.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss and catastrophe reinsurance. Pursuant to our quota share reinsurance agreement with Maiden Insurance, it reinsures approximately 40% of our net retained premiums (the “Maiden Quota Share”). In addition, we purchase reinsurance on an excess of loss and catastrophe basis for protection against catastrophic events and other large losses. Market conditions beyond our control, in terms of price and available capacity, may affect the level of our business and profitability. The Maiden Quota Share has a three year term, which, subject to the occurrence of certain early termination events that permit either party to terminate on 30 days’ written notice, will renew automatically for successive three year terms unless one of the parties notifies the other of its election not to renew not less than nine months prior to the expiration of any such three year term. The current term expires June 30, 2013. Our excess of loss and catastrophe reinsurance facilities are generally subject to annual renewal.

We may be unable to maintain our current reinsurance facilities, including the Maiden Quota Share, or to obtain other reinsurance in adequate amounts and at favorable rates. Increases in the cost of reinsurance would adversely affect our profitability. In addition, if we are unable to renew our expiring facilities or to obtain new reinsurance on favorable terms, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, which would reduce our revenues.

Retentions in various lines of business expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance subsidiaries. The determination to reduce the amount of reinsurance we purchase or not to purchase reinsurance for a particular risk or line of business is based on a variety of factors, including market conditions, pricing, availability of reinsurance, the level of our capital and our loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in such lines of business and, in the event of significant losses associated with such risks or lines of business, could have a material adverse effect on our financial position, results of operations and cash flows.

We may not be able to recover amounts due from our third party reinsurers, which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2010, we had an aggregate amount of approximately $775.4 million of recoverables from third party reinsurers on paid and unpaid losses.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, our principal shareholders, and, respectively, our chairman of the board of directors, one of our directors, and our chief executive officer and director. As of December 31, 2010, Michael Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 13.9%, 9.4% and 4.99%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance, a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should our interests and those of Maiden diverge.

Mr. Zyskind’s service as our president and chief executive officer and non-executive chairman of the board of Maiden could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If we and Maiden were in the future deemed to be competitors within the meaning of the Clayton Act and certain thresholds relating to direct competition between us and Maiden are met, the Department of Justice and Federal Trade Commission could challenge the arrangement.

Our relationship with American Capital Acquisition Corporation and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

ACAC is an insurance holding company owned by the Trust, Michael Karfunkel, individually (“Karfunkel”), and the Company. On March 1, 2010, ACAC acquired from GMAC its U.S. consumer property and casualty insurance business. Karfunkel is one of our principal shareholders and our chairman of the board of directors. We own 53,054 shares of Preferred Stock in ACAC, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC. Assuming the conversion of our Preferred Stock in ACAC, the Trust and Karfunkel would own, respectively, 56.98% and 21.77% of the issued and outstanding common stock of ACAC.

We are entitled to appoint two members to ACAC’s board of directors, which consists of six members, and have appointed Donald T. DeCarlo, who is an independent member of our board of directors, and Harry Schlachter, our Treasurer, as our designated directors on ACAC’s board of directors. In addition, Karfunkel is the chairman of the board of directors of ACAC.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to ACAC or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest could arise where our interests and those of ACAC diverge.

We are dependent on Maiden for commission and fee income.

We are dependent on Maiden for commission and fee income through the Maiden Quota Share by which Maiden Insurance reinsures our insurance subsidiaries, the asset management agreement between Maiden and Maiden Insurance and our subsidiary, AII Insurance Management Ltd., by which we manage Maiden’s and Maiden Insurance’s invested assets, and the reinsurance brokerage agreement, by which our subsidiary, AII Reinsurance Broker Limited, provides Maiden Insurance certain reinsurance brokerage services.

Pursuant to the Maiden Quota Share, we receive ceding commission of 31% of ceded written premiums on all business except retail commercial package business for which we receive a ceding commission of 34.375%. The Maiden Quota Share, which had an initial term of three years, has been renewed for a three year term until June 30, 2013 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and our U.S., Irish and U.K. insurance companies.

Pursuant to the asset management agreement, we receive a quarterly fee equal to 0.20% per annum, which is reduced to 0.15% per annum if the average invested assets for the quarter exceed $1 billion. The asset management agreement has a one year term and will renew automatically for successive one year terms unless notice of intent not to renew is provided. Pursuant to the reinsurance brokerage agreement, we receive a brokerage commission equal to 1.25% of the premium ceded to Maiden Insurance under the quota share reinsurance agreement.

There is no assurance that these arrangements will remain in place beyond their current terms and we may not be able to readily replace these arrangements if they terminate. If we were unable to continue or replace these arrangements on equally favorable terms, our underwriting capacity and commission and fee income could decline, we could experience a downgrade in our A.M. Best rating, and our results of operations and financial condition may be adversely affected.

We may not be able to successfully acquire or integrate additional business or manage the growth of our operations, which could make it difficult for us to compete and could negatively affect our profitability.

From time to time we may pursue additional acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives. The process of integrating an acquired business or company can be complex and costly, and may create unforeseen operating difficulties and expenditures. There is no assurance that we will be able to successfully identify and acquire additional existing business on acceptable terms or that we will be successful in integrating any business that we acquire.

In addition, our growth strategy of expanding in our existing markets, opportunistically acquiring books of business, other insurance companies or producers, entering new geographic markets and further developing our relationships with independent agencies and extended warranty/service contract administrators subjects us to various risks, including risks associated with our ability to:

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

We cannot assure you that we will effectively manage our growth or that any new business will be profitable. If we are unable to manage our growth effectively, our results of operations and financial condition could be adversely affected.

We rely on our information technology and telecommunications systems to conduct our business, and our success and profitability rely, in part, on our ability to continue to develop and implement technology improvements.

We depend in large part on our technology systems for conducting business and processing claims, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits we expect once they are complete, or may be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology platform, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

Our business is also dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, such as endorsements, cancellations and premium collections, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Likewise, a security breach of our computer systems could also interrupt or damage our operations or harm our reputation in the event confidential customer information is disclosed to third parties. Any of these circumstances could have a material adverse effect upon our financial condition, operations or reputation.

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

Our Specialty Risk and Extended Warranty business is dependent upon the sale by third parties of products covered by warranties and service contracts.

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

We use third-party claims administrators and other outside companies to underwrite policies and manage claims on our behalf for some portions of our business, including our Specialty Risk and Extended Warranty segment and our Specialty Program Business segment. We are dependent on the skills and performance of these parties, and we cannot control their actions, although we do provide underwriting guidelines and periodically audit their performance. The loss of the services of these providers, or our inability to contract and retain other skilled service providers from a limited pool of qualified insurance service providers, could delay or prevent us from fully implementing our business strategy or could otherwise adversely affect us.

Additional capital that we may require in the future may not be available to us, or only available to us on unfavorable terms.

Our future capital requirements will depend on many factors, including regulatory requirements, the financial stability of our reinsurers, future acquisitions and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth to support future operating requirements or cover claims. If we have to raise additional capital, equity or debt financing may not be available to us or may be available only on terms that are not favorable, such as terms resulting in dilution to our stockholders or the securities sold may have rights, preferences and privileges senior to our currently issued and outstanding common stock. In addition, under certain circumstances, we may sell our common stock, or securities convertible or exchangeable into shares of our common stock, at a price per share less than the market value of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

The covenants in our credit facility limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

Our syndicated credit facility contains covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These covenants could restrict our ability to achieve our business objectives, and therefore, could have an adverse effect on our results of operations. In addition, this agreement also requires us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend and/or issue letters of credit.

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

We invest a small portion of our portfolio in below investment-grade securities. The risk of default by borrowers that issue below investment-grade securities is significantly greater than that of other borrowers because these borrowers are often highly leveraged and more sensitive to adverse economic conditions, including a recession. In addition, these securities are generally unsecured and often subordinated to other debt. The risk that we may not be able to recover our investment in below investment-grade securities is higher than with investment-grade securities.

We may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse impact on our results of operations. Investment losses could decrease our asset base and adversely affect our ability to conduct business and pay claims. Any significant decline in our investment income would adversely affect our revenues and net income and, as a result, decrease our surplus and stockholders’ equity.

A significant amount of our assets is invested in fixed income securities and is subject to market fluctuations.

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2010, our investment in fixed income securities was approximately $1.2 billion, or 82% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will decrease. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2010, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $52.5 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. These conditions could result in lower than expected yields on our fixed securities and short term investment portfolio. In addition, our investment in less liquid investments, such as our investment in ACAC, is subject to increased valuation uncertainty because the valuation is more subjective, thereby increasing the risk that the estimated fair value (i.e., the carrying cost) does not reflect the price at which an actual transaction would occur.

We invest a portion of our investment portfolio in equity securities, which are subject to greater volatility than fixed income securities. At December 31, 2010, our investments in equity securities were approximately $17.4 million, or approximately one percent of our investment portfolio. We reported unrealized losses at year end in the amounts of $2.5 million and $14.7 million as of December 31, 2010 and 2009, respectively.

While we attempt to manage these risks through investment guidelines and other oversight mechanisms, our efforts may not be successful. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. As a result of the risks set forth above, the value of our investment portfolio could decrease, our net investment income could decrease, or we could experience realized and/or unrealized investment losses, all of which could materially and adversely affect our results of operations and liquidity.

We are subject to a number of risks associated with our business outside the United States.

We conduct business outside the United States primarily in the United Kingdom, Bermuda, Italy, Ireland, France, Norway, Luxembourg and Canada. While our business outside of the United States currently constitutes approximately 34% of our gross written premium, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2010, 2009 and 2008, approximately 34%, 21% and 15%, respectively, of our net premiums written were written in currencies other than the U.S. dollar. As of both December 31, 2010 and 2009, approximately 10% of our cash and investments were denominated in non-U.S. currencies. We hold investments denominated in Euros and British Pounds because we write business in the EU and the United Kingdom, and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

We may be subject to taxes on our Luxembourg affiliates’ equalization reserves.

In 2009, we acquired a Luxembourg holding company and five Luxembourg-domiciled captive insurance companies with equalization reserves in the total amount of approximately $126 million. In 2010, we acquired a Luxembourg captive reinsurer with equalization reserves of approximately $53 million. An “equalization reserve” is a catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the captive insurance company. Provided that we are able to cede losses to the captive insurance companies through intercompany reinsurance arrangements that are sufficient to exhaust the captives’ equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the captive insurance companies. However, if the captive reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would recognize income that would be taxed by Luxembourg at a rate of approximately 30%.

Our business is dependent on the efforts of our principal executive officers.

Our success is dependent on the efforts of our principal executive officers, Barry D. Zyskind, Ronald E. Pipoly, Jr., Michael Saxon, Christopher Longo and Max Caviet, because of their industry expertise, knowledge of our markets and relationships with our independent agencies and warranty administrators. Although we have entered into employment agreements with all of our principal executive officers, should any of these executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and/or the specialty risk sectors that we target, and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers or other employees.

AmTrust is an insurance holding company and does not have any direct operations.

AmTrust is a holding company that transacts business through its operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of our funds.

Our ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (Ireland, England and Bermuda), including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2010, our insurance subsidiaries could pay dividends to us of $253 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

AII may become subject to taxes in Bermuda after March 28, 2016.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given AII an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to AII or any of its operations, shares, debentures or other obligations until March 28, 2016. See “Business —  Certain International Tax Considerations.” Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that AII will not be subject to any Bermuda tax after March 28, 2016. In the event that AII becomes subject to any Bermuda tax after such date, it could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Industry

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is also dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. We cannot predict with certainty the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control. We experienced increased price competition in certain of our target markets during 2008, 2009 and 2010, and these cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 30% of our gross written premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

In Florida, our second largest state for underwriting workers’ compensation insurance premiums, insurance regulators set the premium rates we may charge. The Florida insurance regulators may set rates below those that we require to maintain profitability. For example, the Florida Office of Insurance Regulation (OIR) approved overall average decreases in premium rates for all workers’ compensation insurance policies written by Florida licensed insurers totaling approximately 44% between 2008 and 2010. In November 2010, the OIR approved a 7.8% rate increase effective for January 1, 2011.

A decline in the level of business activity of our policyholders could negatively affect our earnings and profitability.

In 2010, primarily all of our workers’ compensation gross premiums written were derived from small businesses. Because workers’ compensation premium rates are calculated, in general, as a percentage of a policyholder’s payroll expense, premiums fluctuate depending upon the level of business activity and number of employees of our policyholders. Small businesses may be more vulnerable to changes in economic conditions because of their size. We believe that the most common reason for policyholder non-renewals is business failure. As a result, our workers’ compensation gross premiums written are primarily dependent upon economic conditions where our policyholders operate.

We operate in a highly competitive industry and may lack the financial resources to compete effectively.

We compete with other insurance companies, and many of our existing and potential competitors are significantly larger, have longer operating histories, and possess greater financial, marketing and management resources than we do. In our Small Commercial Business segment, we also compete with individual self-insured companies, state insurance pools and self-insurance funds. We compete on the basis of many factors, including coverage availability, responsiveness to the needs of our independent producers, claims management, payment/settlement terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share. There is no assurance that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may expand.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher claims than we anticipated when we wrote the underlying policy. Unexpected increases in our claim costs many years after policies are issued may also result in our inability to recover from certain of our reinsurers the full amount that they would otherwise owe us for such claims costs because certain of the reinsurance agreements covering our business include commutation clauses that permit the reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could be harmful to our business and have a material adverse effect on our results of operations.

We are heavily regulated, and changes in regulation may reduce our profitability, limit our growth or restrict our ability to transact business.

Our insurance company subsidiaries are subject to extensive regulation in the jurisdictions in which they do business. See “Business — Regulation” for a discussion of the various types of regulation we face. Insurance regulation generally is intended to protect policyholders, not shareholders. In the United States, insurance regulation generally is administered by each state through its state insurance department. States regulate, among other things:

•	solvency;
•	the lines of business we may transact;
•	certain transactions between our insurance subsidiaries and affiliates, including us;
•	the nature, quality and concentration of our investments;
•	rates we may charge and the terms and conditions of our policy forms; and
•	dividends paid by our insurance subsidiaries;

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including during and after the financial crisis in 2008 through 2010, to impose federal regulation on the insurance industry. On July 21, 2010, the President signed into law the Dodd-Frank Act, which is more fully described in “Business — Regulation — Dodd-Frank Act.” These types of federal regulation could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

Our non-U.S. subsidiaries are subject to regulation in the jurisdictions in which they operate. In the event that a regulatory authority determines that we have failed to comply with regulatory requirements applicable to our business, we could be subject to actions that could have a material adverse effect on our business, such as fines, penalties or orders to cease transacting business. Furthermore, the enactment of new laws and regulations and changes in the interpretations of existing laws and regulations that are not yet contemplated could have a material adverse effect on our business.

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our businesses across the European Union (including the United Kingdom) beginning as soon as the fourth quarter of 2012. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. While it is not yet known how these actions will impact us, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

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

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed in “Business — Regulation — Federal and State Legislative and Regulatory Changes,” in response to the September 11, 2001 terrorist attacks, the United States Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. TRIA and TRIPRA require commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2014 to help such insurers cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the risk we retain under the program, our terrorism reinsurance does not provide coverage for an act stemming from nuclear, biological or chemical terrorism.

Our policies providing specialty risk and extended warranty coverage are not intended to provide coverage for losses arising from acts of terrorism. Accordingly, we have not obtained reinsurance for terrorism losses nor taken any steps to preserve our rights to the benefits of the TRIA program for this line of business and would not be entitled to recover from our reinsurers or the TRIA program if we were required to pay any terrorism losses under our Specialty Risk and Extended Warranty segment. There have been no claims filed under the TRIA program as of yet, so there is still a great deal of uncertainty regarding how the federal government will implement the rules governing such claims. It is possible that the fact that we have not taken steps to preserve our right to the benefits of the TRIA program for the U.S. portion of our Specialty Risk and Extended Warranty segment may adversely affect our ability to collect under the program generally.

The federal terrorism risk assistance provided by TRIA and TRIPRA will expire at the end of 2014. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks. Any future renewal by Congress may be on substantially less favorable terms.

The effects of the increasing amount of litigation on our business are uncertain.

Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. In addition, we have received inquiries from various Attorney Generals’ offices in connection with sales and customer refund issues associated with vehicle service contracts sold through independent marketers. To our knowledge and understanding, the inquiries have also been directed to other entities in the industry that provide comparable services in connection with the offering of such vehicle service contracts. We cannot predict the outcome of these inquiries, or the effect, if any, these inquiries or resulting litigation would have on our results of operations or financial condition.

Risks Related to Our Common Stock

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause volatility in the price of our shares to common stock.

Our common stock is listed on the Nasdaq Stock Market under the symbol “AFSI.” Our performance, as well as the risks we have discussed throughout this report, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

•	actual or anticipated variations in our quarterly results of operations;
•	changes to our earnings estimates or publications of research reports about us or the industry;
•	rising level of claims costs, changes in the frequency or severity of claims or new types of claims and new or changing judicial interpretations relating to the scope of insurance company liability;
•	the financial stability of our third party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance arrangements and changes in our capital capacity;
•	increase in market interest rates that may lead purchasers of common stock to demand a higher yield;

•	changes in market valuations of other insurance companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	fluctuations in interest rates or inflationary pressures and other changes in the investment environment that affects return on invested assets;
•	additions or departures of key personnel;
•	reaction to the sale or purchase of company stock by our principal stockholders or our executive officers;
•	changes in the economic environment in the markets in which we operate, including reduction in the business activities of our policyholders;
•	changes in tax law;
•	speculation in the press or investment community; and
•	general market, economic and political conditions.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may be volatile.

Our principal stockholders have the ability to control our business which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2010, Barry D. Zyskind, Michael Karfunkel and George Karfunkel, directly or indirectly, collectively own or control approximately 60% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASD Rule 5615(c)(1). At present, a majority of the members of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

If we were to cease being a controlled company as a result of issuance of common stock by us or dispositions of common stock beneficially held by Barry D. Zyskind, Michael Karfunkel and George Karfunkel, we would have to comply with the board committee independence requirements of the Nasdaq Stock Market within specified periods, which would involve having an entirely independent compensation committee and nominating and corporate governance committees within one year after ceasing to be a controlled company. If we are unable to achieve compliance with these requirements, our common stock could be de-listed from the Nasdaq Stock Market.

In addition, Michael Karfunkel and George Karfunkel, through entities that each of them control, have entered into transactions with us and may from time to time in the future enter into other transactions with us. As a result, these individuals may have interests that are different from, or in addition to, their interest as our stockholders. Such transactions may adversely affect our results or operations or financial condition.

Our principal stockholders could delay or prevent an acquisition or merger of our company even if the transaction could benefit other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of the controlling stockholders. In addition, this significant concentration of share ownership may adversely affect the price prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Applicable insurance laws regarding the change of control of our company may impede potential acquisitions that our stockholders might consider to be desirable.

We are subject to state and foreign statutes and regulations that generally require that any person or entity desiring to acquire direct or indirect control of any of our insurance company subsidiaries obtain prior regulatory approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

We may be unable to pay dividends on our common stock.

Our income is generated primarily from our insurance subsidiaries. The ability of our insurance subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our insurance subsidiaries could not pay dividends, we may not, in turn, be able to pay dividends to shareholders. In addition, the terms of our junior subordinated debentures and credit agreement, in some circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock. As of December 31, 2010, our insurance subsidiaries collectively could pay dividends to us of $253 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus.

We have a history of paying dividends to our shareholders when sufficient cash is available. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner discussed above. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a list of buildings we own and their approximate size:

Location	Square Feet
Alpharetta, GA	51,000
Boca Raton, FL	66,000
Cleveland, OH	63,000

In addition, we lease an aggregate of approximately 414,000 square feet of office space in 33 locations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 3. Legal Proceedings

We are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Dismissed shareholder derivative action

On June 16, 2008, a derivative action against our directors, certain officers, Maiden and Maiden Insurance was filed in the Supreme Court of the State of New York, County of New York entitled “Erk Erginer, Derivatively on Behalf of Nominal Defendant AmTrust Financial Services, Inc., Plaintiff, v. Michael Karfunkel, George Karfunkel, Barry D. Zyskind, Donald T. DeCarlo, Abraham Gulkowitz, Isaac M. Neuberger, Jay J. Miller, Max G. Caviet, Ronald E. Pipoly, Jr., Maiden Holdings, Ltd., Maiden Insurance Company, Ltd., Defendants and AmTrust Financial Services, Inc., Nominal Defendant.”

This complaint alleged that our transactions with Maiden and Maiden Insurance unduly benefited Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of Maiden, at our expense and that our directors breached their fiduciary duty to us by approving them. The plaintiff further alleged claims against Messrs. Zyskind, Caviet and Pipoly for breach of their duty of loyalty to us and their employment agreements with us for accepting positions at Maiden. The complaint sought damages from the individual defendants, Maiden and Maiden Insurance and judgment declaring the Maiden transactions void.

On or about April 13, 2010, the defendants moved for summary judgment on the grounds that it was undisputed that the plaintiff, who did not acquire his AmTrust shares until after the transactions that were the subject of his complaint, did not have standing to maintain the action. On September 13, 2010, the court granted summary judgment in favor of the defendants, dismissing all claims against the defendants except one claim, which the plaintiff agreed to discontinue on October 14, 2010.

Vehicle service contract industry inquiry

The Texas Attorney General’s office, along with other state Attorney Generals’ offices, has made an inquiry into the vehicle service contract industry focusing on former third party administrators of U.S. Fidelis. The inquiries relate to the handling of payment of customer refunds in the absence of U.S. Fidelis fulfilling such obligations. In connection with such inquiry, on or about January 14, 2011, our subsidiary,Warrantech, received an inquiry from the Texas Attorney General’s office because Warrantech is a former third party administrator of U.S. Fidelis.

U.S. Fidelis was a direct marketer of vehicle service contracts and had a non-exclusive relationship with Warrantech from 2006-2009. Warrantech, along with other third party administrators, provided various vehicle service contract administration services in connection with contracts sold to customers by U.S. Fidelis through telemarketing efforts.

U.S. Fidelis filed for Chapter 11 bankruptcy protection in February 2010 and thereafter ceased vehicle service contract sales and support activities, including the provision of refunds to customers who previously purchased contracts.

Warrantech is evaluating the inquiry and working with the Texas Attorney General to quantify the obligation and the potential exposure. It is our understanding that this inquiry is part of a broader inquiry by the Attorney Generals made to all former third party administrators of U.S. Fidelis with regard to the handling of refund cancellations.

From time to time, we are involved in various legal proceedings in the ordinary course of business. For example, to the extent a claim is asserted by an employee against his or her employer that is one of our insureds under a workers’ compensation policy, we are involved in the adjudication of the claim resulting from the workplace injuries. These claims primarily relate to lost wages and medical expenses. Thus, when such a claim is submitted to us, in accordance with our contractual duty, we adjudicate the claim in accordance with the policy and the laws of the state where the claim is brought.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “AFSI” on November 13, 2006. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share. As of February 22, 2011, there were approximately 145 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and the cash dividends declared with respect to such shares:

2010	High	Low	Dividends Declared
First quarter	$14.84	$11.50	$0.07
Second quarter	$14.45	$11.93	$0.07
Third quarter	$14.55	$11.61	$0.07
Fourth quarter	$18.02	$14.39	$0.08

2009	High	Low	Dividends Declared
First quarter	$12.21	$6.80	$0.05
Second quarter	$11.87	$8.34	$0.06
Third quarter	$13.10	$10.90	$0.06
Fourth quarter	$12.51	$11.25	$0.06

On March 1, 2011, the closing price per share for our common stock was $19.20.

Dividend Policy

Our board of directors has historically declared the payment of quarterly dividends. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements. Additionally, our income is generated primarily from our insurance subsidiaries. The ability of our insurance subsidiaries to pay dividends to us is regulated and, under certain circumstances, restricted, pursuant to applicable law. In addition, the terms of our junior subordinated debentures, $150 million credit agreement and note payable to Unitrin limit, in the event of certain circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. The ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is regulated by insurance laws of various states, Ireland and Bermuda, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, we may not be able to receive dividends from its insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2010, our insurance subsidiaries could pay dividends to us of $253.0 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2010, our insurance subsidiaries paid us dividends of $5.0 million.

Share Repurchase Plan

In November 2007, the board of directors authorized us to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in our best interests. We repurchased 752,387 and 18,900 shares during the years ended December 31, 2009 and 2008, respectively, related to this authorization. We did not repurchase any shares during the year ended December 31, 2010.

Common Stock Performance Graph

Set forth below is a line graph comparing the dollar in the cumulative total shareholder return on our common stock, for the period beginning November 13, 2006 (the first trade date of our common stock) and ending on December 31, 2010 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on November 13, 2006.

Comparative Cumulative Total Returns Since 11/13/06 for AmTrust Financial Group:
Insurance Peer Group and the NASDAQ Global Market Stock Market Index

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in Thousands, Except Percentages and per Share Data)
Selected Income Statement Data(1)
Gross written premium	$1,560,822	$1,198,946	$1,110,574	$839,391	$526,074
Ceded gross written premium	(733,596)	(555,520)	(555,661)	(419,510)	(89,760)
Net written premium	$827,226	$643,426	$554,913	$419,881	$436,314
Change in unearned premium	(81,567)	(69,544)	(115,816)	24,355	(107,302)
Net earned premium	$745,659	$573,882	$439,097	$444,236	$329,012
Ceding commission – primarily related party	138,261	113,931	115,474	62,842	2,938
Service and fee income	61,747	30,690	28,978	20,368	12,403
Net investment income	50,517	55,287	60,467	51,636	27,583
Net realized gain (loss) on investments	5,953	(33,579)	(64,585)	4,644	14,783
Other revenues	320	—	(2,900)	(6,053)	244
Total revenues	1,002,457	740,211	576,531	577,673	386,963
Loss and loss adjustment expense	$471,481	$327,771	$238,303	$276,986	$210,140
Acquisition costs and other underwriting expenses(2)	302,809	244,279	203,747	155,366	95,321
Other(3)	56,403	22,232	17,318	13,816	10,561
Total expenses	$830,693	$594,282	$459,368	$446,168	$316,022
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	$171,764	$145,929	$117,163	$131,505	$70,941
Other income (expense):
Foreign currency (loss) gain	684	2,459	2,700	129	833
Interest expense	(12,902)	(16,884)	(18,277)	(10,089)	(5,326)
Gain on investment in life settlement contracts	11,855	—	—	—	—
Total other income (expenses)	$(363)	$(14,425)	$(15,577)	$(9,960)	$(4,493)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	$171,401	$131,504	$101,586	$121,545	$66,448
Provision for income taxes	49,105	27,459	20,567	36,709	17,779
Income before equity in earnings (loss) of unconsolidated subsidiaries and minority interest	122,296	104,045	81,019	84,836	48,669
Equity in earnings (loss) of unconsolidated subsidiaries – related party	24,044	(822)	(991)	(749)	—
Other income (loss) from discontinued operations(4)	—	—	—	—	431
Net income	146,340	103,223	80,028	84,087	49,100
Non-controlling interest	(3,875)	—	2,900	6,053	244
Net income attributable to AmTrust Financial Services, Inc.	$142,465	$103,233	$82,928	$90,140	$48,856

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Number of Shares in Thousands)
Per Share Data
Basic Income Per Share:
Income from continuing operations	$2.39	$1.74	$1.38	$1.50	$0.86
Income from discontinued operations	—	—	—	—	0.01
Net income allocated to AmTrust Financial Services, Inc. common shareholders – basic	$2.39	$1.74	$1.38	$1.50	$0.87
Basic weighted average shares outstanding	59,453	59,433	59,991	59,958	56,315
Diluted Income Per Share:
Income from continuing operations	$2.36	$1.72	$1.37	$1.49	$0.86
Income from discontinued operations	—	—	—	—	0.01
Net income allocated to AmTrust Financial Services, Inc. common shareholders – diluted	$2.36	$1.72	$1.37	$1.49	$0.87
Diluted weighted average shares outstanding	60,346	59,954	60,671	60,674	56,315
Dividend declared per common share	$0.29	$0.23	$0.18	$0.11	$0.04
Selected Insurance Ratios and Operating Information
Net loss ratio(5)	63.2%	57.1%	54.3%	62.4%	63.9%
Net expense ratio(6)	22.1%	22.7%	20.1%	20.8%	28.0%
Net combined ratio(7)	85.3%	79.8%	74.4%	83.2%	91.9%
Return on equity(8)	22.2%	21.5%	21.2%	24.7%	21.3%

	As of December 31,
	2010	2009	2008	2007	2006
	(Amounts in Thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$201,949	$233,810	$192,053	$145,337	$59,916
Investments	1,357,012	1,181,016	1,169,387	1,143,050	764,277
Real estate	—	—	—	1,213	—
Reinsurance recoverable	775,432	643,321	584,822	281,914	44,127
Premiums receivable, net	727,561	495,871	419,577	257,756	147,779
Deferred income tax asset (liability)	(9,883)	7,615	76,910	36,502	9,542
Goodwill and intangibles assets	197,826	115,828	102,425	53,232	29,369
Total assets	4,182,453	3,400,364	3,143,893	2,322,794	1,223,715
Reserves for loss and loss adjustment expense	1,263,537	1,091,944	1,014,059	775,392	295,805
Unearned premiums	1,024,965	871,779	759,915	527,758	323,155
Note due to seller	14,400	21,128	27,561	—	—
Notes payable	6,667	20,000	33,333	—	—
Junior subordinated debt	123,714	123,714	123,714	123,714	82,476
Common stock and additional paid in capital less treasury stock	249,086	243,930	245,460	241,293	239,538
Total shareholders’ equity	716,514	569,392	392,548	390,386	340,479

(1)	Results for a number of periods were affected by our various acquisitions from 2006 to 2010.
(2)	Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities.

(3)	Other operating expenses are those expenses including non-cash amortization of tangible and intangible assets, and non-insurance revenue generating activities in which the Company engages.
(4)	The gain from discontinued operations relates to our wholly-owned subsidiary, AmTrust Pacific Limited, a New Zealand real estate operating company (“APL”). Income (loss) from discontinued operations reflects the results of operations of APL and AFS Capital Corp., a premium finance company.
(5)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.
(6)	Net expense ratio is calculated by dividing the total of acquisition costs and other underwriting expenses less ceding commission earned by net premiums earned.
(7)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.
(8)	Calculated by dividing net income, by the average stockholders’ equity for the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, successful integration of acquired businesses, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., American Capital Acquisition Corporation, or third party agencies and warranty administrators, difficulties with technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are underserved by the market generally. We have grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets, that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in four business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the United States.
•	Specialty Risk and Extended Warranty. We provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability.
•	Specialty Program. We write commercial insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.
•	Personal Lines Reinsurance. We reinsure 10% of the net premiums of the GMAC Business, pursuant to the Personal Lines Quota Share with the GMAC Insurers. See discussion below related to ACAC investment.

We transact business primarily through eleven insurance company subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	A (Excellent)	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Company (“MCIC”)	A (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A (Excellent)	Small Commercial Business	United States	Kansas
AmTrust Lloyd’s Insurance Company (“ALIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	Ireland
AmTrust Europe, Ltd. (“AEL”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A (Excellent)	Reinsurance	United States and European Union	Bermuda

Insurance, particularly workers’ compensation, is, generally, affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Program Business segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality may be muted by our acquisition activity.

One of the key financial measures that we use to evaluate our operating performance is return on equity. Our return on equity was 22.2%, 21.5% and 21.2% for the years ended December 31, 2010, 2009 and 2008, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our Insurance Subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 85.3%, 79.8% and 74.4% for the years ended December 31, 2010, 2009 and 2008, respectively. A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $50.5 million, $55.3 million and $60.5 million for the years ended 2010, 2009 and 2008, respectively. We held 13.6% and 16.5% of total invested assets in cash and cash equivalents as of December 31, 2010 and 2009, respectively.

This relatively high concentration of cash and cash equivalents represents our reaction to the relatively flat debt yield curve and should enable us to quickly redeploy substantial assets should the interest rate environment change.

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

Acquisitions

Warrantech

During February of 2007, we participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation and its subsidiaries (“Warrantech”) in a cash merger. We contributed $3.9 million for a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC, the parent company of Warrantech. Warrantech is a Bedford, Texas-based developer, marketer and third party administrator of service contracts and aftermarket warranty products that largely serves the consumer products and automotive industries in the U.S. and Canada. Additionally in 2007, we provided Warrantech with a $20 million senior secured note due January 31, 2012 (note receivable — related party). Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in a principal amount equal to the interest not paid in cash on such date.

In August 2010, we, through our wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech from WT Acquisition Holdings, LLC for approximately $7.5 million in cash and an earn out payment to the sellers of a minimum of $2 million and a maximum and $3 million based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013.

Immediately prior to the consummation of this transaction, WT Acquisition Holdings, LLC redeemed our preferred units that had represented our 27% equity interest in that entity. In addition, immediately following the transaction, AMT Warranty Corp. was recapitalized and we contributed our note receivable from Warrantech in the approximate amount of $24.1 million to AMT Warranty Corp. in exchange for Series A preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), of AMT Warranty Corp. valued at $24.1 million. We also received additional shares of Series A Preferred Stock such that the total value of our 100% preferred share ownership in AMT Warranty Corp. is equivalent to $50.7 million. Lastly, AMT Warranty Corp. issued 20% of its issued and outstanding common stock to the Chairman of Warrantech which had a fair value of $6.9 million as determined using both a market and an income approach. Given our preference position, absent our waiver, we will be paid distributions on our Series A Preferred Stock before any common shareholder would be entitled to a distribution on the common stock.

As a result, the ultimate acquisition price of Warrantech was $42.6 million and we recorded goodwill and intangible assets of approximately $48.3 million and $29.6 million, respectively. We incurred less than $0.1 million of costs related to the acquisition. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The results of operations from Warrantech, which are included in our Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and was approximately $17.4 million for the year ended December 31, 2010.

Risk Services

During June 2010, we completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”). The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC. The Risk Services entities have offices in Florida, Vermont, Nevada and the District of Columbia and are broadly licensed.

We have a majority ownership interest (80%) in Risk Acquisition Holdco, LLC, for which our total consideration was $11.7 million. Acquisition costs associated with the acquisition were approximately $0.2 million. As part of the purchase agreement, the non-controlling interest has the option under certain circumstances to require us to purchase the remaining ownership interest (20%) of Risk Services. In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging, we have classified the remaining 20% ownership interest of Risk Services as mezzanine equity on the Condensed Consolidated Balance Sheet.

We have included approximately $7.4 million in our results of operations as a component of service and fee income, since the acquisition date, in our Small Commercial Business segment. In accordance with FASB ASC 805, Business Combinations, our total consideration paid for Risk Services was $11.7 million, which included cash of $11.1 million and a value of $0.6 million that was assigned for the redeemable non-controlling interest. We assigned a value of approximately $5.0 million to intangible assets and $3.5 million to goodwill. The intangible assets consisted of trade names, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years.

Cybercomp

In September 2009, we acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), a web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operated in 26 states and distributed policies through a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price was equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, we made an initial payment to Swiss Re in the amount of $3 million which represented an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with ASC 805-10, we recorded a purchase price of $6.3 million, which consisted of $2.8 million of renewal rights, $2.3 million of distribution networks, $0.7 million of trademarks and $0.5 million of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. We produced approximately $43.6 and $17.7 million of gross written premium for the years ended 2010 and 2009, respectively, as a result of this transaction.

ACHL

During the three months ended March 31, 2009, we, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL. ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta, AmTrust Re 2007 (Luxembourg) and AmTrust Captive Solutions Limited, respectively. The purchase price of ACHL was $20, which represented the capital of ACHL. In accordance with FASB ASC 805-10, we recorded approximately $12.5 million of cash, $66.5 million of receivables and $79 million of loss reserves. ACHL is included in our Specialty Risk and Extended Warranty segment.

Additionally, the Captives had previously entered into a stop loss agreement with Imagine Insurance Company Limited (“Imagine”) by which Imagine agreed to cede certain losses to the Captives. Concurrently with our purchase of ACHL, we, through our wholly-owned subsidiary AmTrust International Insurance, Ltd. (“AII”), entered into a novation agreement by which AII assumed all of Imagine’s rights and obligations under the stop loss agreement.

In October 2009, ACHL acquired all the issued and outstanding stock of Watt Re, a Luxembourg domiciled captive insurance company, from CREOS LUXEMBOURG S.A. (formerly CEGEDEL S.A.) and ENOVOUS Luxembourg S.A. (formerly CEGEDEL PARTICIPATIONS S.A.). Watt Re subsequently changed its name to AmTrust Re Gamma. The purchase price of Watt Re was approximately $30.2 million. We recorded approximately $34.5 million of cash, intangible assets of $5.5 million and a deferred tax liability of approximately $9.8 million. We assigned a life of three years to the intangible assets.

In December 2009, ACHL acquired all the issued and outstanding stock of Group 4 Falck Reinsurance S.A., a Luxembourg domiciled captive insurance company, from Group 4 Securitas (International) B.V. Group 4 Falck Reinsurance S.A. subsequently changed its name to AmTrust Re Omega. The purchase price of Group 4 Falck Reinsurance S.A. was approximately $22.8 million. We recorded approximately $25.1 million of cash, intangible assets of $2.2 million and a deferred tax liability of $4.5 million. We assigned a life of three years to the intangible assets.

In May 2010, ACHL acquired all the issued and outstanding stock of Euro International Reinsurance S.A., a Luxembourg domiciled captive insurance company, from TALANX AG. Euro International Reinsurance S.A. subsequently changed its name to AmTrust Re Delta. The purchase price of Euro International Reinsurance S.A. was approximately $58.3 million. We recorded approximately $65.7 million of cash, intangible assets of $8.6 million and a deferred tax liability of $16 million. We assigned a life of two years to the intangible assets.

Through a series of mergers that took place between June 2010 and the end of the year, AmTrust Re Beta and AmTrust Re Gamma merged into AmTrust Re Omega and AmTrust Re 2007 (Luxembourg), respectively, followed by AmTrust Re Omega merging into AmTrust Re 2007 (Luxembourg). As of December 31, 2010, ACHL held all of the issued and outstanding stock of the three remaining Captives: AmTrust Captive Solutions Limited, AmTrust Re 2007 (Luxembourg) and AmTrust Re Delta.

The aforementioned ACHL transactions allow us to obtain the benefit of the Captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries.

Strategic Investments

ACAC

During the year ended December 31, 2010, we completed our strategic investment in ACAC. We formed ACAC with the Trust for the purpose of acquiring from GMAC its U.S. consumer property and casualty insurance business. Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of $53 million, which was equal to 25% of the capital initially required by ACAC, 53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of our appointees and ACAC may not take certain corporate actions the unanimous prior approval of its board of directors (including our appointees). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded $14.9 million of income during the year ended December 31, 2010 related to our equity investment in ACAC. Additionally, ACAC completed its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC during 2010. As a result, we recorded a gain on our equity investment in ACAC of $10.4 million that is included in the income statement in equity in earnings of unconsolidated subsidiaries.

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

The acquired GMAC consumer property and casualty insurance business (the “GMAC Business”) is one of the leading writers of automobile coverages through independent agents in the United States. The GMAC Business had a net written premium in excess of $900 million in 2010 that encompassed all fifty states. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included GMAC Insurers.

In connection with our investment:

(i)	we provide ACAC and its affiliates information technology development services at cost plus 20%. In addition, once the new system we develop is implemented and ACAC or its affiliates begin using the system in its operations, we will be entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. We recorded approximately $2.0 million of fee income for the year ended December 31, 2010 related to this agreement. The terms and conditions of the above are subject to regulatory approval.
(ii)	we manage the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1.0 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. As a result of this agreement, we earned approximately $1.5 million of investment management fees for the year ended December 31, 2010.
(iii)	ACAC is providing us with access to its agency sales force to distribute our products, and ACAC will use its best efforts to have said agency sales team appointed as our agents.
(vi)	ACAC will grant us a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the acquisition.
(v)	effective March 1, 2010, we reinsure 10% of the net premiums of the GMAC Business pursuant to the Personal Lines Quota Share, as described above under “Business Segments — Personal Lines Reinsurance.” Our participation in the Personal Lines Quota Share may be terminated by the GMAC Insurers on 60 days written notice in the event we become insolvent, are placed into receivership, our financial condition is impaired by 50% of the amount of our surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, are subject to a change of control, or ceases writing new and renewal business. The GMAC Insurers also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. We may terminate our participation in the Personal Lines Quota Share on 60 days written notice in the event the GMAC Insurers are subject to a change of control, cease writing new and renewal business, effect a reduction in their net retention without our consent or fail to remit premium as required by the terms of the Personal Lines Quota Share.

As a result of these service agreements with ACAC, we recorded fees totaling approximately $3.5 million for the year ended December 31, 2010. As of December 31, 2010, the outstanding balance related to these service fees and reimbursable costs was approximately $2.0 million. During 2010, we recorded an accrued liability of approximately $2.5 million for advanced fees we received from ACAC that was to be applied against future fees owed by ACAC under these service agreements. This liability was settled through a declaration of a dividend by ACAC at the end of 2010.

Tiger

In July 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC and a third-party administrator for the purposes of acquiring certain life settlement contracts. A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. We and ACAC each initially contributed approximately $6 million for our respective fifty percent ownership interest in Tiger. The third party serves as the administrator of the life settlement contract portfolio, for which it receives an annual fee. Under the terms of the agreement, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We are responsible for certain actuarial and finance functions related to Tiger. Additionally, in conjunction with our 21.25% ownership percentage of ACAC, we ultimately receive 60.6% of the profits and losses of Tiger. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate this entity.

In July 2010, Tiger acquired certain life insurance policies and cash value loans for approximately $12.0 million. We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. We determine fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premium, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statement of Income. We recorded a gain of approximately $11.9 million upon initial acquisition of the life insurance policies. Our investments in life settlements and cash value loans were approximately $31.5 million as of December 31, 2010 and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet.

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

Net Written Premium.  Net written premium is gross written premium less that portion of premium that we cede to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Earned Premium.  Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2010 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2010 and the other half in 2011. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 25 months, but range in duration from one month to 120 months.

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

Net Investment Income and Realized Gains and (Losses).  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet.

Service and Fee Income.  We currently generate service and fee income from the following sources:

•	Product warranty registration and service — Our Specialty Risk and Extended Warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third parties.
•	Servicing carrier — We act as a servicing carrier for the Alabama, Arkansas, Illinois, Indiana, Georgia and Kansas workers’ compensation assigned risk plans. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties.
•	Management services — We provide services to insurance consumers, traditional insurers and insurance producers by offering flexible and cost effective alternatives to traditional insurance tools in the form of various risk retention groups and captive management companies, as well as management of workers’ compensation and commercial property programs.
•	Installment and reinstatement fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved.
•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.
•	Asset management services — We currently manage the investment portfolios of Maiden and ACAC for which we receive a management fee.
•	Information technology services — We provide information technology services to ACAC and its affiliates for a fee.

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

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses consist of policy acquisition expenses, salaries and benefits and general and administrative expenses. These items are described below:

•	Policy acquisition expenses comprise commissions directly attributable to those agents, wholesalers or brokers that produce premiums written on our behalf. In most instances, we pay commissions based on collected premium, which reduces our credit risk exposure associated with producers in case a policyholder does not pay a premium. We pay state and local taxes, licenses and fees, assessments and contributions to various state guaranty funds based on our premiums or losses in each state. Surcharges that we may be required to charge and collect from insureds in certain jurisdictions are recorded as accrued liabilities, rather than expense.
•	Salaries and benefits expenses are those salaries and benefits expenses for employees that are directly involved in the origination, issuance and maintenance of policies, claims adjustment and accounting for insurance transactions. We classify salaries and benefits associated with employees that are involved in fee generating activities as other expenses.
•	General and administrative expenses are comprised of other costs associated with our insurance activities, such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges.

Other Expense.  Other expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which we engage, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities such as those generated by Warrantech and Risk Services.

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

Return on Equity.  We calculate return on equity by dividing net income by the average of shareholders’ equity.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial statements. These policies require us to make estimates and assumptions. Our management has discussed the development, selection and disclosure of the estimates and assumptions we use with the Audit Committee of our Board of Directors. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex, and, consequently, actual results in future periods might differ significantly from these estimates.

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

Premiums.  We recognize insurance premiums, other than in our Specialty Risk and Extended Warranty segment, as earned on the straight-line basis over the contract period. Insurance premiums on Specialty Risk and Extended Warranty business are earned based on estimated program coverage periods. We base these estimates on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, and we revise these estimates based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. We base premium adjustments on contracts and audit premiums on estimates made over the contract period. We also estimate an allowance for doubtful accounts based on a percentage of premium. We review our bad debt write-offs at least annually and adjust our premium percentage as required. Allowance for doubtful accounts were approximately $10.4 million and $9.4 million at December 31, 2010 and 2009, respectively.

Ceding Commission.  Ceding commission is a commission we receive from ceding gross written premium to third party reinsurers. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. In connection with the Maiden Quota Share, which is our primary source of ceding commission, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of our individual segments. As such, we allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

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

We utilize a combination of our incurred loss development factors and industry-wide incurred loss development factors. Our actuary generates a range within which it is reasonably likely that our ultimate loss and loss adjustment expenses for claims incurred in a particular time period, typically the calendar year, will fall. The low end of the range is established by assigning a weight of 100% to our ultimate losses obtained by application of our own loss development factors. The high end is established by assigning a weight of 50% each to our ultimate losses as developed through application of Company and industry wide loss development factors. The determination to assign particular weights to ultimate losses developed through application of our loss development factors and industry-wide loss development factors is made by our actuary and is a matter of actuarial judgment. In the selection of our reserves, we have given greater consideration over time to the results attributable to our own loss development factors.

We believe this method, by which we track the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. Loss development factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2010 should develop similarly to losses incurred in 2009 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0%, we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, we have not experienced material variability in our loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. For example, as of December 31, 2010, the average cost per workers’ compensation claim was $10,755, which was a 1.6% increase over the claims severity from 2001 – 2009 of $10,581. In 2010, claims frequency (number of claims per $1.0 million of payroll) increased to 1.01 from 0.99, an increase of 1.8%, for the period between 2001 and 2009.

In the event of a 5% increase in claims frequency as measured by our insureds’ payroll, which we believe is the most important assumption regarding our business, our loss reserves as of December 31, 2010 would be understated by $13.3 million and would result in an after tax reduction in shareholders’ equity of $8.6 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, our loss and loss adjustment expense reserves would be understated by $6.5 million and would result in an after tax reduction in shareholders’ equity of $4.2 million.

On a quarterly basis, at a minimum, and in some cases more frequently, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2008, we recognized a $0.5 million redundancy. In 2009, our liabilities for unpaid losses and LAE attributable to prior years decreased by $4.8 million as result of favorable development in the Small Commercial Business segment, partially offset by unfavorable development from our involuntary participation in NCCI pools. In 2010, our liabilities for unpaid losses and LAE attributable to prior years increased by $7.9 million as result of unfavorable loss development, in our Specialty Program segment. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Risk Factors” and “Business — Loss Reserves.”

Reinsurance.  We account for reinsurance premiums, losses and LAE on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. We record premiums earned and losses incurred ceded to other companies as reductions of premium revenue and losses and LAE. We account for commissions allowed by reinsurers on business ceded as ceding commission revenue. Reinsurance recoverables relate to the portion of reserves and paid losses and LAE that are ceded to other companies. We remain contingently liable for all loss payments in the event of failure to collect from the reinsurer.

Deferred Policy Acquisition Costs.  We defer commission expenses, premium taxes and assessments as well as certain sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. We may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, we could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve.

Assessments Related to Insurance Premiums.  We are subject to various assessments and premium surcharges related to our insurance activities, including assessments and premium surcharges for state guaranty funds and second injury funds. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written. Assessments based on losses are generally paid within one year of when claims are paid by us. State insurance regulatory agencies use state guaranty fund assessments to pay claims of policyholders of impaired, insolvent or failed insurance companies and the operating expenses of those agencies. States use second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. In some states, these assessments and premium surcharges may be partially recovered through a reduction in future premium taxes.

Earned But Unbilled Premium.  Earned but unbilled premium (“EBUB”) estimates the amount of audit premium for those policies that have yet to be audited as of the date of the quarter or year end. Workers’ compensation policies are subject to audit and the final premium may increase or decrease materially from the original premium due to revisions to actual payroll and/or employee classification. Based on guidance in FASB ASC 944 as well as Statement of Statutory Accounting Principles 53, we determine EBUB using statistically supported aggregate calculations based on our historical premium audit results. We have not had a material adjustment as a result of actual premium audits materially differing from the estimates used in calculating EBUB.

As of December 31, 2010, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $3.6 million or $2.3 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $2.9 million or $1.9 million after tax.

In calculating EBUB, we consider our ability to collect the projected increased premium as well as those expenses associated with both the additional premium and return premium.

Cash and Cash Equivalents.  Cash and cash equivalents are presented at cost, which approximates fair value. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash balances at several financial institutions. The Federal Deposit Insurance Corporation secures accounts up to $250,000 at these institutions. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to us.

Investments.  We account for our investments in accordance with ASC 320, Debt and Equity Securities, which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon our intention for those securities. In accordance with ASC 320, we have classified our fixed-maturity securities and equity securities as available-for-sale. We may sell our available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

We report fixed-maturity securities and equity securities at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. We determine realized gains and losses on the specific identification of the investments sold.

Quarterly, our Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Company generally considers an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

•	the current fair value compared to amortized cost;
•	the length of time the security’s fair value has been below its amortized cost;
•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
•	whether management intends to sell the security and, if not, whether it is not more than likely than not that we will be required to sell the security before recovery of its amortized cost basis;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligation or the issuer seeking protection under bankruptcy laws; and
•	other items, including company management, media exposure, sponsors, marketing and advertising agreements, debt restructurings, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2010, 2009 and 2008, we recorded impairment write-downs of $21.2 million, $24.8 million and $52.8 million, respectively after determining that certain of our investments were OTTI.

Life Settlements — When we become the owner of a life insurance policy either by direct purchase or following a default on a premium finance loan, the life insurance premium for such policy is accounted for as an investment in life settlements. Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these investments using the fair value method.

Goodwill and Intangible Assets — We account for goodwill and intangible assets in accordance with ASC 820, Business Combinations and ASC 350, Intangibles — Goodwill and Other. We record a purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination as an asset, and it is not amortized. We amortize intangible assets with a finite life over the estimated useful life of the asset. We do not amortize intangible assets with an indefinite useful life. We test goodwill and intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations.

Income Taxes — We join our domestic subsidiaries in the filing of a consolidated federal income tax return and are party to federal income tax allocation agreements. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. We record changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses and foreign currency translation gains and losses, directly to other comprehensive income. Otherwise, we include changes in deferred income tax assets and liabilities as a component of income tax expense.

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

Results of Operations

Consolidated Results of Operations

	December 31,
	2010	2009	2008
	(Amounts in Thousands)
Gross written premium	$1,560,822	$1,198,946	$1,110,574
Net written premium	827,226	643,426	554,913
Change in unearned premium	(81,567)	(69,544)	(115,816)
Net earned premium	745,659	573,882	439,097
Ceding commission – primarily related party	138,261	113,931	115,474
Service and fee income (related parties $12,322; $8,622; $8,008)	61,747	30,690	28,978
Net investment income	50,517	55,287	60,467
Net realized gains gain (loss) on investments	5,953	(33,579)	(64,585)
Other revenues	320	—	(2,900)
Total revenue	1,002,457	740,211	576,531
Loss and loss adjustment expense	471,481	327,771	238,303
Acquisition costs and other underwriting expenses	302,809	244,279	203,747
Other	56,403	22,232	17,318
Total expenses	830,693	594,282	459,368
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	171,764	145,929	117,163
Other income (expense):
Foreign currency gain (loss)	684	2,459	2,700
Interest expense	(12,902)	(16,884)	(18,277)
Gain on investment in life settlement contracts	11,855	—	—
Total other income (expense)	(363)	(14,425)	(15,577)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	171,401	131,504	101,586
Provision for income taxes	49,105	27,459	20,567
Income before equity in earnings (loss) of unconsolidated subsidiaries and minority interest	122,296	104,045	81,019
Equity in earnings (loss) of unconsolidated subsidiaries – related party	24,044	(822)	(991)
Net income	146,340	103,223	80,028
Non-controlling interest	(3,875)	—	2,900
Net income attributable to AmTrust Financial Services, Inc.	$142,465	$103,223	$82,928
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	$(21,196)	$(24,778)	$(52,773)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(21,196)	(24,778)	(52,773)
Other net realized gain (loss) on investments	27,149	(8,801)	(11,812)
Net realized investment gain (loss)	$5,953	$(33,579)	$(64,585)

Consolidated Results of Operations 2010 Compared to 2009

Gross Written Premium.  Gross written premium increased $362.0 million, or 30.2%, to $1,560.9 million from $1,198.9 million for the years ended December 31, 2010 and 2009, respectively. The increase of $362.0 million was primarily attributable to growth in our Specialty Risk and Extended Warranty segment of $287.2 million. The increase in Specialty Risk and Extended Warranty business resulted primarily from new coverage plans in the U.S. and Europe, as well as additional premiums from growth in our European business related to general liability, employers’ liability and professional and medical liability business generated by new underwriting teams who joined us in 2009 and 2010. Additionally, gross written premium increased by $82.3 million in 2010 as a result of business assumed from the GMAC Insurers pursuant to the Personal Lines Quota share.

Net Written Premium.  Net written premium increased $183.8 million, or 28.6%, to $827.2 million from $643.4 million for the years ended December 31, 2010 and 2009, respectively. The increase (decrease), by segment, was: Small Commercial Business — $(12.4) million; Specialty Risk and Extended Warranty — $116.5 million; Specialty Program Business — $(2.6) million; and Personal Lines —  $82.3 million.

Net Earned Premium.  Net earned premium increased $171.8 million, or 29.9%, to $745.7 million from $573.9 million for the years ended December 31, 2010 and 2009, respectively. The increase (decrease) by segment was: Small Commercial Business — $13.4 million; Specialty Risk and Extended Warranty —  $113.4 million; Specialty Program Business — $(4.4) million; and Personal Lines — $49.4 million.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2010 and 2009 was $138.3 million and $113.9 million, respectively. Ceding commission increased period over period as a result of increased premium writings, which were partially offset by an increase in the percentage of business ceded at 31% instead of 34.375% in 2010 compared to 2009.

Service and Fee Income.  Service and fee income increased $31.0 million, or 101.0%, to $61.7 million from $30.7 million for the years ended December 31, 2010 and 2009, respectively. The increase was attributable primarily to fees of approximately $24.7 million generated from Warrantech and Risk Services, which were acquired in 2010, as well as $2.9 million of incremental fees from ACAC in 2010.

Net Investment Income.  Net investment income decreased $4.8 million, or 8.6%, to $50.5 million from $55.3 million for the years ended December 31, 2010 and 2009, respectively. The change period over period related primarily to a decrease in the yields on our fixed maturities to 3.6% in 2010 from 4.0% in the same period in 2009.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments for the year ended December 31, 2010 were $5.9 million, compared to the net realized loss of $33.6 million for the same period in 2009. The increase period over period related to the continued recovery of our equity portfolio and the timing of certain sales within our equity and fixed income portfolio. The net realized gain and loss included non-cash write-downs of $21.2 million and $24.8 million during 2010 and 2009, respectively, for securities that we determined to be other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $143.7 million, or 43.8%, to $471.5 million for the year ended December 31, 2010 from $327.8 million for the year ended December 31, 2009. Our loss ratio for the years ended December 31, 2010 and 2009 was 63.2% and 57.1%, respectively. The increase in the loss and loss adjustment expense ratio in 2010 resulted from higher actuarial estimates based on current year actual losses and was not the result of any increase in the frequency or severity of losses. Additionally, primarily, the loss ratio in 2009 benefited from the effect of a one-time $11.8 million benefit to the Specialty Risk and Extended Warranty segment related to the 2009 acquisition of ACHL.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $58.5 million, or 24.0%, to $302.8 million for the year ended December 31, 2010 from $244.3 million for the year ended December 31, 2009. The expense ratio decreased slightly to 22.1% from 22.7% for the years ended December 31, 2010 and 2009, respectively. The decrease in the expense ratio in 2010 resulted primarily from a decline in other underwriting expenses, which resulted from a change in product mix from the Small Commercial Business segment to the Specialty Risk and Extended Warranty segment.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries.  Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $25.8 million, or 18.0%, to $171.8 million from $146.0 million for the years ended December 31, 2010 and 2009, respectively. The increase from 2009 to 2010 resulted primarily from improvement in realized gains on our investment portfolio offset partially by a higher loss ratio in 2010.

Interest Expense.  Interest expense for the years ended December 31, 2010 and 2009 was $12.9 million and $16.9 million, respectively. The decrease was attributable to lower outstanding debt balances on our $40 million term loan and $30 million promissory note as well as lower expenses on an interest rate swap agreement.

Gain on Investment in Life Settlement Contracts.  Gain on investment in life settlement contracts was $11.9 million in 2010 and resulted from the gain recognized in 2010 from the initial portfolio purchase of life settlement contracts by Tiger Capital, LLC, a company we formed in the third quarter of 2010 with ACAC.

Income Tax Expense (Benefit).  Income tax expense for the year ended December 31, 2010 was $49.1 million, which resulted in an effective tax rate of 25.6%. Income tax expense for the year ended December 31, 2009 was $27.5 million, which resulted in an effective tax rate of 21.0%. The increase in our effective rate for the year ended December 31, 2010 resulted primarily from a one-time benefit in 2009 related to the acquisition of ACHL in the first quarter of 2009.

Equity in Earnings of Unconsolidated Subsidiaries — Related Party.  Equity in earnings of unconsolidated subsidiaries — related parties increased by $24.9 million for the year ended December 31, 2010 to $24.0 million. The increase related to our proportionate share of income from our equity investment in ACAC of $14.9 million for the year ended December 31, 2010 of $14.9 million and a gain on acquisition of ACAC of $10.4 million. Additionally, prior to acquiring the remaining 73% ownership of Warrantech during the third quarter of 2010, our proportionate share of equity loss in Warrantech was included in this line item. We previously classified the equity earnings (loss) from Warrantech as a component of investment income in prior years. This amount has been reclassified in all periods presented.

Consolidated Results of Operations 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $88.3 million, or 8.0%, to $1,198.9 million from $1,110.6 million for the years ended December 31, 2009 and 2008, respectively. The increase of $88.3 million was attributable to all segments and included an increase of $10.8 million in our Small Commercial Business, an increase of $45.4 million in our Specialty Risk and Extended Warranty business and an increase of $32.2 million in our Specialty Program Business. The increase in Small Commercial Business resulted primarily from gross written premium attributable to the UBI acquisition in the second quarter of 2008, the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008, and the acquisition of the CyberComp distribution network and renewal rights in the third quarter 2009, partially offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business. The increase in Specialty Risk and Extended Warranty business resulted from the underwriting of new coverage plans primarily in Europe, partially offset by the strengthening of the U.S. dollar in the 2009, which negatively impacted our European business. The increase in our Specialty Program Business was primarily from organic growth in workers’ compensation and other commercial package business.

Net Written Premium.  Net written premium increased $88.5 million, or 15.9%, to $643.4 million from $554.9 million for the years ended December 31, 2009 and 2008, respectively. The increase, by segment, was: Small Commercial Business — $28.9 million; Specialty Risk and Extended Warranty — $36.4 million; and Specialty Program Business — $23.2 million.

Net Earned Premium.  Net earned premium increased $134.9 million, or 30.7%, to $573.9 million from $439.0 million for the years ended December 31, 2009 and 2008, respectively. The increase by segment was:

Small Commercial Business — $66.0 million; Specialty Risk and Extended Warranty — $36.3 million; and Specialty Program Business — $32.6 million.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2009 and 2008 was $113.9 million and $115.8 million, respectively. Ceding commission declined year over year as growth in premium ceded to Maiden Insurance in 2009 was offset by the incremental impact of ceding commission earned as a result of the 2008 cession to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Service and Fee Income.  Service and fee income increased $1.7 million, or 5.9%, to $30.7 million from $29.0 million for the years ended December 31, 2009 and 2008, respectively. The increase was attributable primarily to an increase in administration fees from new warranty business, servicing carrier contracts and consulting fees charged to ACAC, partially offset by lower servicing carrier contract fees for state workers’ compensation assigned risk plans.

Net Investment Income.  Net investment income decreased $5.2 million, or 8.6%, to $55.3 million from $60.5 million for the years ended December 31, 2009 and 2008, respectively. The change period over period related primarily to a decline in the yields on our fixed maturities from 4.7% in 2008 to 4.0% in 2009.

Net Realized Gains (Losses) on Investments.  Net realized losses on investments for the year ended December 31, 2009 were $33.6 million, compared to net realized losses of $64.6 million for the same period in 2008. During the year ended December 31, 2009, realized losses related to certain sales of underperforming investments in our fixed income portfolio and non-cash write-downs of eleven equity securities and three fixed maturity securities of $24.8 million that we determined were other-than-temporarily impaired. During the year ended December 31, 2008, realized losses related primarily to the non-cash write-down of $31.3 million related to two fixed income securities, Lehman Brothers Holdings and Washington Mutual, that we determined were other-than-temporarily impaired and realized losses related to certain sales of underperforming investments in our fixed income portfolio.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $89.5 million, or 37.5%, to $327.8 million for the year ended December 31, 2009 from $238.3 million for the year ended December 31, 2008. Our loss ratio for the years ended December 31, 2009 and 2008 was 57.1% and 54.3%, respectively. The loss ratio increased on a consolidated basis for the year ended December 31, 2009 over the year ended December 31, 2008 primarily because of the impact in 2008 of the reduction during the third quarter of 2008 in prior year loss reserves in the approximate amount of $15 million in our Small Commercial Business and Specialty Risk and Extended Warranty segments.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $40.6 million, or 19.9%, to $244.3 million for the year ended December 31, 2009 from $203.7 million for the year ended December 31, 2008. The expense ratio increased to 22.7% from 20.1% for the years ended December 31, 2009 and 2008, respectively. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by us, included ceding commission earned on $78.2 million of unearned premium that we had assumed on June 1, 2008 in connection with the UBI acquisition. The reduction in ceding commission had the effect of increasing acquisition costs on a consolidated basis and for each segment compared to the corresponding period in 2008.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries.  Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $28.9 million, or 24.9%, to $145.1 million from $116.2 million for the years ended December 31, 2009 and 2008, respectively. The change from 2008 to 2009 resulted primarily from a reduction in realized losses on our investment portfolio.

Interest Expense.  Interest expense for the years ended December 31, 2009 and 2008 was $16.9 million and $18.3 million, respectively. Interest expense declined during 2009 compared to 2008 as lower borrowing costs on our collateral loan of $168 million were partially offset by an increase from interest expense on an interest rate swap agreement and the full year impact of interest expense related to our $40 million term loan and $30 million promissory note entered into during the second quarter of 2008.

Income Tax Expense (Benefit).  Income tax expense for the year ended December 31, 2009 was $27.5 million, which resulted in an effective tax rate of 21.0%. Income tax expense for the year ended December 31, 2008 was $20.6 million, which resulted in an effective tax rate of 19.9%. The increase in our effective rate resulted, primarily, from decreases in tax exempt interest as well as an increase in income from our subsidiaries domiciled in the United States subject to tax for the year ended December 31, 2009 compared to the year ended December 31, 2008 partially offset by a one-time income benefit related to the acquisition of ACHL 2009.

Small Commercial Business Segment — Results of Operations

	December 31,
	2010	2009	2008
	(Amounts in Thousands)
Gross written premium	$465,951	$469,627	$458,842
Net written premium	243,146	255,496	226,573
Change in unearned premium	9,296	(16,525)	(53,546)
Net earned premium	252,442	238,971	173,027
Ceding commission revenue – primarily related party	66,282	59,415	59,032
Loss and loss adjustment expense	154,442	137,525	90,004
Acquisition costs and other underwriting expenses	128,142	119,734	97,856
	282,584	257,259	187,860
Underwriting income	$36,140	$41,127	$44,199
Key Measures:
Net loss ratio	61.2%	57.5%	52.0%
Net expense ratio	24.5%	25.2%	22.4%
Net combined ratio	85.7%	82.8%	74.5%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$128,142	$119,734	$97,856
Less: Ceding commission revenue – primarily related party	66,282	59,415	59,032
	$61,860	$60,319	$38,824
Net earned premium	$252,442	$238,971	$173,027
Net expense ratio	24.5%	25.2%	22.4%

Small Commercial Business Segment Results of Operations 2010 Compared to 2009

Gross Written Premium.  Gross written premium decreased $3.6 million, or 0.8%, to $466.0 million for the year ended December 31, 2010 from $469.6 million for the year ended December 31, 2009. The decrease resulted from a six percent mandated rate reduction in the state of Florida’s workers’ compensation rates, a decrease in assigned risk business and our continued effort of reunderwriting of our commercial package business.

Net Written Premium.  Net written premium decreased $12.4 million, or 4.9%, to $243.1 million from $255.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net premium resulted from a decrease in gross written premium for the twelve months ended December 31, 2010 compared to gross written premium for the twelve months ended December 31, 2009 and the cession of certain gross written premium to a new reinsurer in 2010 at a higher rate than the rate in effect in 2009.

Net Earned Premium.  Net earned premium increased $13.4 million, or 5.6%, to $252.4 million for the year ended December 31, 2010 from $239.0 million for the year ended December 31, 2009. As premiums written earn ratably over the policy term, net earned premium continued to increase in 2010 although gross written premium remained primarily flat in 2010 compared to 2009. This increase was due to a decline in unearned premium that resulted from an additional $19.4 million of premium writings in the three months ended December 31, 2009 compared to the three months ended December 31, 2010.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2010 and 2009 was $66.3 million and $59.4 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $16.9 million, or 12.3%, to $154.4 million for the year ended December 31, 2010 from $137.5 million for the year ended December 31, 2009. Our loss ratio for the segment for the year ended December 31, 2010 increased to 61.2% from 57.5% for the year ended December 31, 2009. The increase in the loss and loss adjustment expense ratio in the twelve months ended December 31, 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $8.4 million, or 7.0%, to $128.1 million for the year ended December 31, 2010 from $119.7 million for the year ended December 31, 2009. The expense ratio decreased to 24.5% for the year ended December 31, 2010 compared to 25.2% for the year ended December 21, 2009. The decrease in expense ratio resulted primarily from a decrease in the segment’s proportionate share of allocated salary expense and other underwriting expenses during the year ended 2010.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio decreased $5.0 million, or 12.1%, to $36.1 million for the year ended December 31, 2010 from $41.1 million for the year ended December 31, 2009. The decrease resulted primarily from an increase in the segment’s loss ratio in 2010 compared to 2009.

Small Commercial Business Segment Results of Operations 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $10.8 million, or 2.4%, to $469.6 million for the year ended December 31, 2009 from $458.8 million for the year ended December 31, 2008. The increase in Small Commercial Business resulted, primarily, from the acquisition from Swiss Re during the third quarter of 2009 of access to the distribution network and renewal rights of CyberComp, the UBI acquisition in the second quarter of 2008 and the managing general agency agreement with Cardinal Comp entered into in the third quarter of 2008. The increase was partially offset by state mandated workers’ compensation rate reductions in the state of Florida and a decline in assigned risk business.

Net Written Premium.  Net written premium increased $28.9 million, or 12.8%, to $255.5 million from $226.6 million for the years ended December 31, 2009 and 2008, respectively. The increase is a function of higher gross written premium in the segment for the year as well as the effect our cession to Maiden Insurance of 100% of the $19 million UBI pre-acquisition unearned premium assumed on June 1, 2008.

Net Earned Premium.  Net earned premium increased $66.0 million, or 38.1%, to $239.0 million for the year ended December 31, 2009 from $173.0 million for the year ended December 31, 2008. As premiums written earn ratably over a twelve month period, the increase in net earned premium resulted from higher net written premium for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2009 and 2008 was $59.4 million and $59.0 million, respectively. Ceding commission was consistent year over year as growth in premium ceded to Maiden Insurance in 2009 was offset, primarily, by the allocation to this segment of its proportionate share of ceding commission related to the Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $47.5 million, or 52.8%, to $137.5 million for the year ended December 31, 2009 from $90.0 million for the year ended December 31, 2008. Our loss ratio for the segment for the year ended December 31, 2009 increased to 57.5% from 52.0% for the year ended December 31, 2008. The increase in the loss ratio primarily reflected the effect of the $8 million reduction in 2008 of prior year loss reserves and the addition of the retail commercial package business acquired in the UBI acquisition in the second quarter of 2008.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $21.8 million, or 22.4%, to $119.7 million for the year ended December 31, 2009 from $97.9 million for the year ended December 31, 2008. The expense ratio increased to 25.2% for the year ended December 31, 2009 from 22.4% for the year ended December 31, 2008. The increase in the expense ratio resulted from higher acquisition costs in 2009 than in 2008, as 2009 included an entire year of the commercial package business. Additionally, in 2008, we benefited from additional ceding commission received from Maiden Insurance during the period.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio decreased $3.1 million, or 7.0%, to $41.1 million for the year ended December 31, 2009 from $44.2 million for the year ended December 31, 2008. The decrease resulted primarily from increases to both loss and loss adjustment expenses and policy acquisition costs related to the commercial package business obtained in the UBI acquisition in the second quarter of 2008.

Specialty Risk and Extended Warranty Segment — Results of Operations

	December 31,
	2010	2009	2008
	(Amounts in Thousands)
Gross written premium	$748,525	$461,338	$415,921
Net written premium	362,100	245,604	209,230
Change in unearned premium	(58,517)	(55,378)	(55,294)
Net earned premiums	303,583	190,226	153,936
Ceding commission revenue – primarily related party	48,015	25,909	26,998
Loss and loss adjustment expense	191,149	98,797	78,832
Acquisition costs and other underwriting expenses	98,547	55,551	47,637
	289,696	154,348	126,469
Underwriting income	$61,902	$61,787	$54,465
Key measures:
Net loss ratio	63.0%	51.9%	51.2%
Net expense ratio	16.6%	15.6%	13.4%
Net combined ratio	79.6%	67.5%	64.6%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$98,547	$55,551	$47,637
Less: Ceding commission revenue – primarily related party	48,015	25,909	26,998
	$50,532	$29,642	$20,639
Net earned premium	$303,583	$190,226	$153,936
Net expense ratio	16.6%	15.6%	13.4%

Specialty Risk and Extended Warranty Segment Results of Operations 2010 Compared to 2009

Gross Written Premium.  Gross written premium increased $287.2 million, or 62.3%, to $748.5 million for the year ended December 31, 2010 from $461.3 million for the year ended December 31, 2009. The increase related primarily to the underwriting of new coverage plans in the U.S. and Europe, as well as additional premiums from growth in our European business related to general liability, employers’ liability and professional and medical liability business generated by new underwriting teams who joined us in 2009 and 2010. The segment was also affected from the strengthening of the U.S. dollar in 2010, which negatively impacted the European business by approximately $14.6 million.

Net Written Premium.  Net written premium increased $116.5 million, or 47.4%, to $362.1 million from $245.6 million for the years ended December 31, 2010 and 2009, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2010 compared to gross written premium for the year ended December 31, 2009.

Net Earned Premium.  Net earned premium increased $113.4 million, or 59.6%, to $303.6 million for the year ended December 31, 2010 from $190.2 million for the year ended December 31, 2009. As net premiums written are earned ratably over the term of a policy, which range from one to three years, the increase resulted from growth in net written premium between 2008 and 2010.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2010 and 2009 was $48.0 million and $25.9 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expense increased $92.3 million, or 93.4%, to $191.1 million for the year ended December 31, 2010 from $98.8 million for the year ended December 31, 2009. Our loss ratio for the segment for the year ended December 31, 2010 increased to 63.0% from 51.9% for the year ended December 31, 2009. The increase in the loss ratio resulted primarily from a one-time benefit of $11.8 million in 2009, which was recognized over the first half of 2009, related to the acquisition of ACHL in 2009. Absent the one-time benefit, the loss ratio would have been 58.1% for the twelve months ended December 31, 2009. The additional increase in the loss and loss adjustment expense ratio in the twelve months ended December 31, 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $42.9 million, or 77.2%, to $98.5 million for the year ended December 31, 2010 from $55.6 million for the year ended December 31, 2009. The expense ratio increased to 16.6% for the year ended December 31, 2010 from 15.6% for the year ended December 31, 2009. The increase in the expense ratio resulted, primarily, from higher allocated policy acquisition expense for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $0.1 million, or 0.2%, to $61.9 million for the year ended December 31, 2010 from $61.8 million for the years ended December 31, 2009. The slight increase was attributable primarily to higher premiums earned in 2010 offset by an increase in allocated policy acquisition costs and salary expense.

Specialty Risk and Extended Warranty Segment Results of Operations 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $45.4 million, or 10.9%, to $461.3 million for the year ended December 31, 2009 from $415.9 million for the year ended December 31, 2008. The increase resulted from the underwriting of new coverage plans, primarily in Europe, which was partially offset by the strengthening of the U.S. dollar in 2009, which negatively impacted our European business by approximately $19 million. Additionally, the segment was positively impacted by the assumption of unearned premium of approximately $37 million and $63 million in 2009 and 2008, respectively, on the underwriting of certain insurance programs.

Net Written Premium.  Net written premium increased $36.4 million, or 17.4%, to $245.6 million from $209.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2009 compared to gross written premium for the year ended December 31, 2008.

Net Earned Premium.  Net earned premium increased $36.3 million, or 23.6%, to $190.2 million for the year ended December 31, 2009 from $153.9 million for the year ended December 31, 2008. As net premiums written are earned ratably over the term of a policy, which range from one to three years, the increase resulted from growth in net written premium between 2006 and 2009.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2009 and 2008 was $25.9 million and $27.0 million, respectively. Ceding commission was consistent year over year as growth in premium ceded to Maiden Insurance in 2009 was offset, primarily, by the allocation to this segment of its proportionate share of ceding commission to Maiden Insurance of $78.2 million of unearned premium assumed in connection with the acquisition of UBI during the second quarter of 2008.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses were $98.8 million and $78.8 million for the years ended December 31, 2009 and 2008, respectively. Our loss ratio for the segment for the year ended December 31, 2009 increased to 51.9% from 51.2% for the year ended December 31, 2008. The loss ratio remained consistent year over year as 2009 was impacted by a one-time benefit of $11.8 million related to the acquisition of ACHL and the strengthening of the U.S. dollar, which had the effect of reducing loss adjustment expenses for our European business by approximately $2.5 million. This was also offset by the impact of a reduction in 2008 of prior years’ loss reserves in the amount of $7 million and higher actuarial estimates based on actual losses in 2009.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $8.0 million, or 16.8%, to $55.6 million for the year ended December 31, 2009 from $47.6 million for the year ended December 31, 2008. The expense ratio increased to 15.6% for the year ended December 31, 2009 from 13.4% for the year ended December 31, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period. In 2008, the ceding commission, which is based on earned premium ceded by us, included the segment’s proportionate share of ceding commission earned on the $78.2 million of unearned premium that we had assumed on June 1, 2008 in connection with the UBI acquisition.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $7.3 million, or 13.4%, to $61.8 million for the years ended December 31, 2009 from $54.5 million for the year ended December 31, 2008. This increase largely reflects the growth in earned premium period over period.

Specialty Program Business Segment — Results of Operations

	December 31,
	2010	2009	2008
	(Amounts in Thousands)
Gross written premium	$264,051	$267,981	$235,811
Net written premium	139,685	142,326	119,110
Change in unearned premium	(568)	(2,359)	(6,976)
Net earned premiums	140,253	144,685	112,134
Ceding commission revenue – primarily related party	23,964	28,607	29,444
Loss and loss adjustment expense	94,261	91,449	69,467
Acquisition costs and other underwriting expenses	60,071	68,994	58,254
	154,332	160,443	127,721
Underwriting income	$9,885	$12,849	$13,857
Key measures:
Net loss ratio	67.2%	63.2%	62.0%
Net expense ratio	25.7%	27.9%	25.7%
Net combined ratio	93.0%	91.1%	87.6%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$60,071	$68,994	$58,254
Less: Ceding commission revenue – primarily related party	23,964	28,607	29,444
	$36,107	$40,387	$28,810
Net earned premium	$140,253	$144,685	$112,134
Net expense ratio	25.7%	27.9%	25.7%

Specialty Program Business Segment Results of Operations 2010 Compared to 2009

Gross Written Premium.  Gross written premium decreased $3.9 million, or 1.5%, to $264.1 million for the year ended December 31, 2010 from $268.0 million for the year ended December 31, 2009. The decrease in Specialty Program gross written premium related primarily to maintenance of our pricing and administrative discipline, which resulted in the termination of two programs. Additionally we experienced a decline from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off. The decrease was partially offset from new business generated by the addition of underwriting teams and their specialty programs.

Net Written Premium.  Net written premium decreased $2.6 million, or 1.8%, to $139.7 million for the year ended December 31, 2010 from $142.3 million for the year ended December 31, 2009. The decrease in net written premium resulted from a decrease of gross written premium for the year ended December 31, 2010 compared to gross written premium for the year ended December 31, 2009.

Net Earned Premium.  Net earned premium decreased $4.4 million, or 3.0%, to $140.3 million for the year ended December 31, 2010 from $144.7 million for the year ended December 31, 2009. As premiums written earn ratably primarily over a twelve month period, the decrease was a result of lower net written premium for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2010 and 2009 was $24.0 million and $28.6 million, respectively. The decrease related to the allocation to the segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $2.8 million, or 3.1%, to $94.3 million for the year ended December 31, 2010 compared to $91.5 million for the year ended December 31, 2009. The loss ratio for the segment increased for the year ended December 31, 2010 to 67.2% from 63.2% for the years ended December 31, 2009. The increase in the loss and loss adjustment expense ratio in 2010 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses decreased $8.9 million, or 12.9%, to $60.1 million for the year ended December 31, 2010 from $69.0 million for the year ended December 31, 2009. The expense ratio decreased to 25.7% for the year ended December 31, 2010 from 27.9% for the year ended December 31, 2009. The decrease in the expense ratio related primarily to a decrease in allocated policy acquisition expenses.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $9.9 million and $12.8 million for the years ended December 31, 2010 and 2009, respectively. The decrease of $2.9 million resulted primarily from an increase to the loss ratio period over period.

Specialty Program Business Segment Results of Operations 2009 Compared to 2008

Gross Written Premium.  Gross written premium increased $32.2 million, or 13.6%, to $268.0 million for the year ended December 31, 2009 from $235.8 million for the year ended December 31, 2008. The increase resulted from organic growth of approximately $15 million in certain product lines, including workers compensation and other commercial package business lines. Additionally, we entered into an agreement during the third quarter of 2009 by which we assumed premium of approximately $25 million during 2009 on certain commercial lines of business. The increase was partially offset by a decline of $8 million on business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into in connection with our acquisition of WIC from an HSBC affiliate as an accommodation to HSBC and is now in run-off.

Net Written Premium.  Net written premium increased $23.2 million, or 19.5%, to $142.3 million for the year ended December 31, 2009 from $119.1 million for the year ended December 31, 2008. The increase in net written premium resulted from an increase of gross written premium for the years ended December 31, 2009 compared to gross written premium for the year ended December 31, 2008.

Net Earned Premium.  Net earned premium increased $32.6 million, or 29.0%, to $144.7 million for the year ended December 31, 2009 from $112.1 million for the year ended December 31, 2008. As premiums written earn ratably primarily over a twelve month period, the increase was a result of higher net written premium for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.

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

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $22.0 million, or 31.7%, to $91.5 million for the year ended December 31, 2009 compared to $69.5 million for the year ended December 31, 2008. The loss ratio for the segment increased for the year ended December 31, 2009 to 63.2% from 61.9% for the years ended December 31, 2008. The increase in the loss and loss adjustment expense ratio in 2009 resulted primarily from higher actuarial estimates based on actual losses

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $10.7 million, or 18.4%, to $69.0 million for the year ended December 31, 2009 from $58.3 million for the year ended December 31, 2008. The expense ratio increased to 27.9% for the year ended December 31, 2009 from 25.7% for the year ended December 31, 2008. The increase in the expense ratio resulted, primarily, from the decrease in ceding commission received from Maiden Insurance during the period as compared to 2008.

Net Premiums Earned Less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio were $12.8 million and $13.9 million for the years ended December 31, 2009 and 2008, respectively. The decrease of $1.1 million resulted primarily from an increase in loss and loss adjustment expenses and policy acquisition costs.

Personal Lines Reinsurance Segment — Results of Operations

December 31, 2010
(Amounts in Thousands)
Gross written premium	$82,295
Net written premium	82,295
Change in unearned premium	(32,914)
Net earned premiums	49,381
Ceding commission revenue	—
Loss and loss adjustment expense	31,629
Acquisition costs and other underwriting expenses	16,049
47,678
Underwriting income	$1,703
Key measures:
Net loss ratio	64.1%
Net expense ratio	32.5%
Net combined ratio	96.6%

We began assuming auto business from the GMAC Insurers effective March 1, 2010 pursuant to the Personal Lines Quota Share with the GMAC Insurers. We assumed $82.3 million of premium from the GMAC Insurers for the year ended December 31, 2010. See “Strategic Investments” discussed on page 62 of our Management Discussion and Analysis for a further description of this transaction.

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

Our investment portfolio, including cash and cash equivalents, increased $59.5 million, or 4.2%, to $1,460.3 million at December 31, 2010 from $1,400.8 million as of December 31, 2009 (excluding $21.5 million and $14.0 million of other investments, respectively). Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities, gross, as of December 31, 2010, had a fair value of $1,208.8 million and an amortized cost of $1,192.8 million. Our equity securities are reported at fair value and were $17.4 million with a cost of $18.6 million as of December 31, 2010. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio is summarized in the table below by type of investment:

	December 31, 2010		December 31, 2009
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	(Amounts in Thousands)
Cash and cash equivalents	$201,949	13.8%	$233,810	16.7%
Time and short-term deposits	32,137	2.2	31,265	2.2
U.S. treasury securities	82,447	5.6	124,143	8.9
U.S. government agencies	7,162	0.5	47,424	3.4
Municipals	66,676	4.6	27,268	1.9
Commercial mortgage back securities	2,076	0.1	3,359	0.2
Residential mortgage back securities:
Agency backed	546,098	37.4	481,731	34.3
Non-agency backed	8,591	0.6	8,632	0.6
Asset backed securities	2,687	0.2	3,619	0.3
Corporate bonds	493,076	33.8	389,186	27.8
Preferred stocks	7,037	0.5	5,110	0.4
Common stocks	10,375	0.7	45,245	3.2
	$1,460,311	100.0%	$1,400,792	100.0%

As of December 31, 2010, the weighted average duration of our fixed income securities was 3.9 years and had a yield of 3.90%.

Other investments represented approximately 1.5% and 1.0% of our total investment portfolio as of December 31, 2010 and 2009, respectively. At December 31, 2010, other investments consisted primarily of limited partnerships or hedge funds totaling $15.1 million, an annuity of $1.4 million and miscellaneous investments totaling $5.0 million. At December 31, 2009, other investments consisted primarily of limited partnerships or hedge funds totaling $4.4 million, the equity investment in Warrantech of $1.3 million, an annuity of $1.4 million and miscellaneous investments totaling $6.9 million.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2010 and 2009, as rated by Standard and Poor’s.

	2010	2009
U.S. Treasury	2.5%	11.4%
AAA	55.3	54.7
AA	4.6	2.2
A	20.8	20.7
BBB, BBB+, BBB-	13.2	9.7
BB, BB+, BB-	2.7	0.1
B, B+, B-	0.1	—
Other (includes securities rated CC, CCC, CCC- and D)	0.8	1.2
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Average Yield%	Average Duration in Years	Average Yield %	Average Duration in Years
	(Amounts in Thousands)
U.S. treasury securities	2.77	6.9	3.59	7.7
U.S. government agencies	4.82	2.9	4.25	8.3
Foreign government	4.30	2.1	4.35	3.0
Corporate bonds	4.01	3.1	3.83	2.3
Municipals	5.32	10.5	5.91	10.0
Mortgage and asset backed	3.78	3.3	3.73	2.1

Quarterly, our Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for OTTI. We generally consider an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

•	the current fair value compared to amortized cost;
•	the length of time the security’s fair value has been below its amortized cost;
•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
•	whether management intends to sell the security and, if not, whether it is not more than likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligations or the issuer seeking protection under bankruptcy laws; and
•	other items, including company management, media exposure, sponsors, marketing and advertising agreements, debt restructurings, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively.

The impairment charges of our fixed-maturities and equity securities recognized in earnings for the years ended December 31, 2010, 2009 and 2008 are presented in the table below:

	2010	2009	2008
	(Amounts in Thousands)
Equity securities	$10,656	$20,639	$21,384
Fixed maturity securities	10,540	4,139	31,389
	$21,196	$24,778	$52,773

In addition to the other-than-temporary impairment of $21.2 million recorded during 2010, at December 31, 2010, we had $2.5 million of gross unrealized losses related to equity securities. Our investment in equity securities consists of investments in preferred and common stocks across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and determined in each case that the probability of recovery is reasonable. Within our portfolio of common and preferred stocks, five equity securities comprised $1.7 million, or 66%, of the unrealized loss. For the equity positions with gross unrealized losses there are five securities in various sectors, which currently include industrial, healthcare, consumer products and technology sectors, and have fair values of approximately 27%, 13%, 2% and 0.5% of this portion our equity portfolio, respectively, and approximately 23%, 32%, 6% and 5% of our unrealized losses, respectively. The duration of these impairments ranges from one to ten months. The remaining securities in a loss position are not considered individually significant and accounted for 34% of our unrealized losses. We believe these securities will recover and that we have the ability and intent to hold them until recovery.

At December 31, 2010, we had $19.5 million of gross unrealized losses related to fixed income securities. Corporate bonds represent approximately 41% of the fair value of our fixed maturities and approximately 80% of the total unrealized losses of our fixed maturities. We own 135 corporate bonds in the industrial, financial and other sectors, which have a fair value of approximately 4%, 34% and 3%, of our fixed maturity portfolio, respectively, and 1%, 78% and 1% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time.

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2010:

	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$1,291	$(208)	1	$7,148	$(2,288)	54	$8,439	$(2,496)
U.S. treasury securities	49,390	(1,466)	6	—	—	—	49,390	(1,466)
U.S. government agencies	—	—	—	—	—	—	—	—
Municipal bonds	50,301	(1,147)	14	1,204	(11)	1	51,505	(1,158)
Corporate bonds:
Finance	79,451	(1,700)	16	160,126	(13,576)	31	239,577	(15,276)
Industrial	6,319	(45)	1	—	—		6,319	(45)
Utilities	1,981	(106)	1	11,635	(162)	2	13,616	(268)
Residential mortgage backed securities:
Agency backed	150,575	(1,238)	3	—	—	—	150,575	(1,238)
Non-agency backed	—	—	—	26	(5)	1	26	(5)
Total temporarily impaired	$339,308	$(5,910)	42	$180,139	$(16,042)	89	$519,447	$(21,952)

There are 131 securities at December 31, 2010 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

For further information on our investments and related performance, see Note 3. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

We are organized as a holding company with eleven insurance company subsidiaries (“Insurance Subsidiaries”), as well as various other non-insurance subsidiaries. Our primary liquidity needs include debt payments, interest on debt, taxes and shareholder dividends. Our income is generated primarily from our Insurance Subsidiaries and investment income.

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. In 2008, we entered into a three-year, $40 million term loan. Additionally, in 2008, we issued a four-year, $30 million note in conjunction with the UBI acquisition. In January 2011, we entered into a three-year $150 million credit facility which was initially used to pay off the remaining principal balance of the $40 million term loan.

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our Insurance Subsidiaries as well as for payment of claims and operating expenses, payment of interest and principal on debt facilities and other holding company expenses until at least December 31, 2011. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth.

The laws of the jurisdictions in which our Insurance Subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2010 and 2009, respectively, the Insurance Subsidiaries would have been permitted to pay dividends in the aggregate of approximately $253.0 million and $202.3 million, respectively. Our Insurance Subsidiaries paid dividends to us of $5.0 million in 2010. There were $4.5 million of dividends paid in 2009 and there were no dividends paid in 2008. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented under the subheading “Certain International Tax Considerations” in Item 1. Business, in Item 1A. Risk Factors and in the subheading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $257.9 million, $313.1 million and $411.3 million in 2008, 2009 and 2010, respectively. Since December 31, 2001, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,400.8 million (excluding $14.0 million of other investments) at December 31, 2009 to $1,460.3 million (excluding $21.5 million of other investments) at December 31, 2010. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and could reduce investment income in future periods.

Comparison of Years Ended December 31, 2010 and 2009

Net cash provided by operating activities was $18 million for the year ended December 31, 2010, compared to $164 million for the same period in 2009. The decline in cash provided from operations resulted from a substantial increase in premium receivables of $232 million, which resulted from writing more premiums in the Specialty Risk and Extended Warranty segment that generally has a longer policy life and therefore a longer cash collection cycle. Additionally, cash provided from operations decreased in 2010 as earnings from our equity investment in ACAC and gains from our investment in Tiger Capital, LLC of $36 million were non-cash.

Net cash used in investing activities was $201 million for the year ended December 31, 2010. Net cash used in investing activities was $25 million for the year ended December 31, 2009. In 2010, major components of net cash provided by investing activities primarily included an equity investment in ACAC of $53 million, acquisitions of Warrantech and Risk Services of $20 million, net purchases of investments for $105 million and capital expenditures of $15 million. In 2009, major components of net cash provided by investing activities primarily include net sales of investments for $32 million offset by capital expenditures of $6 million.

Net cash provided by financing activities was $150 million for the year ended December 31, 2010 compared to net cash used in 2009 of $151 million. In 2010, cash provided by financing activities included primarily of $175 million received from entering into repurchase agreements and capital contributions to a subsidiary of $11 million, partially offset by principal payments on debt of $21 million and dividend payments of $17 million. In 2009, cash used in financing activities included, primarily, $112 million paid from settling repurchase agreements, principal payments on debt of $21 million, dividend payments of $13 million and share repurchases of $6 million.

Other Material Changes in Financial Position

	December 31,
	2010	2009
	(Amounts in Thousands)
Selected Assets:
Premiums receivable, net	$727,561	$495,871
Reinsurance recoverable	775,432	643,321
Prepaid reinsurance premium	484,960	410,553
Deferred policy acquisition costs	224,671	180,179
Goodwill	106,220	53,156
Selected Liabilities:
Loss and loss expense reserves	$1,263,537	$1,091,944
Unearned premium	1,024,965	871,779
Ceded reinsurance premium payable	266,314	161,197
Securities sold under arrangements to repurchase, at contract value	347,617	172,774

In 2010, premium receivables increased $232 million as a result of a higher overall level of premium writing in 2010, related primarily to organic growth in Europe in the Specialty Risk and Extended Warranty segment. Reinsurance recoverable increased $132 million and prepaid reinsurance premium increased $74 million as a result of increased cessions under the European medical liability business reinsurance program as well as cessions to Maiden both due to higher premium volumes. Deferred acquisition cost increased by $45 million, primarily as result of increase in written premium volume and an associated increase in unearned premium. Goodwill increased by $53 million as a result, primarily, from the acquisition of Warrantech.

Loss and loss expense reserves increased $172 million and unearned premium increased $153 million in 2010 due primarily to higher premium writings in 2010. Ceded reinsurance premium payable increased $105 million as a result of the Company ceding a higher percentage of premium writings in 2010 compared to

2009. Securities sold under arrangements to repurchase, at contract value, increased by $175 million in 2010 as we increased our borrowing position on these investments due to attractive rates in the market.

Reinsurance

The following table summarizes the top ten reinsurers that account for approximately 92% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2010:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2010
	(Amounts in Thousands)
Maiden Insurance Company Ltd.	A -	$386,932
American Home Assurance Company	A	70,934
Trinity Universal Insurance Company(1)	A-	69,306
National Workers’ Compensation Reinsurance Pool (NWCRP)(2)		55,373
National Indemnity Company	A++	48,801
Midwest Employers Casualty Company	A+	15,325
Hannover Ruckversicherungs AG	A	11,766
MIC Property & Casualty Insurance Corp(3)	B++	11,228
OLDE LYME Insurance Co., LTD(4)	NR	10,033
General Reinsurance Corporation	A++	7,492

(1)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to our acquisition, MCIC, SNIC, Trinity Universal Insurance Company and ALIC ceded all of their net retention to Trinity Universal.
(2)	As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.
(3)	At the time of our acquisition of AIIC, MIC was a reinsurer of AIIC and had an A rating. On June 9, 2009, MIC was downgraded to B++. We continue to collect payments from MIC on a timely basis.
(4)	We currently hold collateral of $11.2 million in a trust account related to these cessions.

Third Party Excess of Loss Reinsurance

We purchase excess of loss reinsurance from third party insurers for our workers’ compensation, commercial property and casualty business attributable to both the Small Commercial Business segment and the Specialty Program segment. Under excess of loss reinsurance, covered losses above a specified amount up to the limit of the reinsurance coverage are paid by the reinsurer. In return for this coverage, we pay our reinsurers a percentage of our insurance premiums subject to certain minimum reinsurance premium requirements. Our excess of loss reinsurance program includes contracts that are scheduled to renew at various times during the year.

Workers’ Compensation Excess of Loss

We have coverage for our workers’ compensation line of business under excess of loss reinsurance agreements. In addition to insuring employers for their statutory workers’ compensation liabilities, our workers’ compensation policies provide insurance for the employers’ tort liability (if any) for bodily injury or disease sustained by employees in the course of their employment. Certain layers of our workers’ compensation reinsurance provide coverage for such employers’ liability insurance at lower limits than the applicable limits for workers’ compensation insurance. The agreements have annual limits of coverage of twice the occurrence limit. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. The agreements cover, per occurrence, losses in excess of $0.5 million through December 31, 2004, $0.6 million effective January 1, 2005, $1.0 million effective July 1, 2006 through July 1, 2009, $1.0 million plus 55% of $9.0 million in excess of $1.0 million effective July 1, 2009 through January 1, 2010, and $10.0 million effective January 1, 2010 up to a maximum $130 million ($50 million prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, we have purchased a “third and fourth event cover” that covers losses between $5.0 million and $10.0 million per occurrence, after a deductible equal to the first $10.0 million per annum on such losses.

Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses and, through December 31, 2010, provided coverage, per contract year, of $110 million in the aggregate, in excess of an aggregate retention of $20 million, but excluded act of nuclear, biological or chemical terrorism. Any terrorism losses count toward the annual aggregate limits listed above. The reinsurance for worker’s compensation losses caused by acts of terrorism is provided net of any recovery we receive from the federal government pursuant to TRIA, as amended.

Specialty Risk Excess of Loss

We have excess of loss reinsurance coverage for international general liability and professional business underwritten by our U.K. offices. The agreements cover losses in excess of £1 million per occurrence up to a maximum of £10 million per occurrence, subject to annual aggregate limits that vary by layer. Through December 31, 2010, we had excess of loss reinsurance under the same terms for our medical liability business. In 2010, we purchased an 80% quota share reinsurance agreement from National Indemnity Company for our European medical liability business. In addition, we purchase various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

Casualty Reinsurance

We have coverage for our U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per occurrence (in certain cases the retention can rise to $2.5 million) up to a maximum $30 million. We purchase quota share reinsurance for our non-program umbrella business, whereby we cede 70% of the first $5.0 million of loss per policy and 100% of the next $5.0 million loss per policy. In addition, we also purchase various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business.

Property Per Risk Excess Coverage:

We have coverage for our U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per location up to a maximum $20 million, subject to per occurrence and annual limits that vary by layer.

Property Catastrophe Reinsurance

We have a property catastrophe excess of loss agreement that covers losses in excess of $5 million per occurrence up to a maximum $65 million, subject to annual limits that vary by layer. We also have coverage for our U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £0.3 million per risk (or in certain instances £1 million per risk) up to a maximum £3 million. In addition, we have a property catastrophe excess of loss agreement that covers losses in excess of £1 million per occurrence up to a maximum £30 million.

TRIA requires that commercial property and casualty insurance companies offer coverage for U.S. risks (with certain exceptions, such as with respect to commercial auto insurance) for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed $100 million for each year. Under the TRIA program, the federal government covers 85% of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto insurance policies) covering risks in the United States. This deductible amount is 20% of such premiums.

TRIA will expire at the end of 2014 and no assurance can be given that it will be renewed or that any such renewal will not be on materially less favorable terms.

Variable Quota Share Reinsurance

Specialty Risk and Extended Warranty Reinsurance

From January 1, 2003 through December 31, 2010, we maintained variable quota share reinsurance for our extended warranty insurance. The scope of this reinsurance arrangement was broad enough to cover all of our extended warranty insurance worldwide, except for creditor and GAP insurance. However, we did not cede the majority of our U.S. extended warranty business.

Under these variable quota share reinsurance arrangements, we could elect to cede from 10% to 50% of each covered risk, subject to a limit of £0.5 million for each ceded risk that we, at acceptance, regarded as one individual risk. This meant that, regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement was £0.5 million. For the majority of the business ceded under this reinsurance arrangement, we ceded 10% of the risk, but for some newer or larger risks, we ceded a larger share. This reinsurance was subject to a limit of £2.5 million per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism was excluded from the scope of this reinsurance.

In addition, we also purchase quota share and/or excess of loss and/or facultative reinsurance for specific programs, specialty lines of business, or individual policies to limit our loss exposure and/or allow our program managers to share the risks and rewards of the business they produce.

Reinsurance Agreements with Maiden Holdings, Ltd.

During the third quarter of 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary AEL, net of commissions) and 40% of losses with respect to our current lines of business excluding personal lines reinsurance business, certain specialty property and casualty lines written in our Specialty Risk and Extended Warranty segment, which Maiden Insurance was offered but declined to reinsure, and risks for which the AmTrust Ceding Insurers’ net retention exceeds $5.0 million, which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of our workers’ compensation exposure, and will share the benefit of the 2010 reinsurance protection.

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. The Maiden Quota Share, which had an initial term of three years, has been renewed for a three-year term effective July 1, 2010 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

We recorded approximately $138 million, $113 million and $114 million of ceding commission during 2010, 2009 and 2008, respectively, as a result of this transaction. The agreement also will include, subject to regulatory requirements, the premiums and losses of any Covered Business of any, majority-owned insurance subsidiary that we may acquire in the future.

Effective September 1, 2010, we, through our wholly-owned subsidiary, TIC, entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on our behalf (the “Surplus Lines Facility”). The Surplus Lines Facility will enable us to write business on a surplus lines basis throughout the United States, which we cannot, at present, do through our insurance subsidiaries. Currently, we are utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated.

Effective September 1, 2010, we, through our subsidiary, SNIC, entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to an unrelated third party. SNIC receives a five percent commission on ceded written premiums. The reinsurance agreement’s impact on our results of operations, financial position or liquidity was immaterial for the year ended and as of December 31, 2010.

Reinsurance Agreement with ACAC

In conjunction with our strategic investment in ACAC and ACAC’s acquisition from GMACI and MIC’s of GMAC’s U.S. consumer property and casualty insurance business, which was completed on March 1, 2010 (the “Acquisition”), our subsidiary, TIC, has entered into a quota share reinsurance agreement (the “Personal Lines Quota Share”) with the acquired GMAC personal lines insurance companies (“GMAC Insurers”) by which TIC assumes an amount equal to 10% of the premium written by the GMAC Insurers, net of the cost of unaffiliated inuring reinsurance. The Personal Lines Quota Share further provides that the GMAC Insurers receive a provisional ceding commission of 32.5% of ceded written premiums.

The provisional premium is subject to adjustment based on results for the period March 1, 2010 through December 31, 2010 and for each 12 month period thereafter based on the ratio of ceded losses to ceded premium, with a maximum commission of 34.5% at loss ratios at or below 60.5% decreasing dollar for dollar to a minimum commission of 30.5% at a loss ratio at or above 64.5%. The Personal Lines Quota Share has an initial term of three years and will automatically renew for successive three-year terms thereafter unless either TIC or the GMAC Insurers notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on 30 days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of TIC or GMAC Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMAC Insurers also may terminate on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share is subject to a premium cap that limited the premium that could be ceded by the GMAC Insurers to TIC to $110.0 million during calendar year 2010 to the extent TIC were to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter.

Other Reinsurance

As part of the acquisition of AIIC, we acquired reinsurance recoverables as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999, the American Home reinsurance covered losses in excess of $0.25 million per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $0.15 million in excess of $0.1 million. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $0.1 million per occurrence. Effective January 1, 2002, American Home increased its attachment to $0.25 million per occurrence. The excess of loss treaty that had an attachment of $0.25 million was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $0.25 million per occurrence.

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

Term Loan

On June 3, 2008, we entered into a term loan with JPMorgan Chase Bank, N.A. in the aggregate amount of $40 million. The term of the loan is for a period of three years and requires quarterly principal payments of $3.3 million, which began on September 3, 2008 and end on June 3, 2011. The loan carries a variable rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) and had a margin rate of 185 basis points and was 2.15% as of December 31, 2010. We can prepay any amount of the loan after the first anniversary date without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside our normal course of business. The loan requires us to maintain a debt to equity ratio of 0.35 to 1 or less. We recorded $0.8 million of interest expense during 2010 related to this agreement. We reduced the outstanding balance on the note during 2010 from $20.0 million to $6.7 million. As discussed below under “ — 2011 Credit Agreement,” we terminated this Term Loan and paid off the outstanding balance on January 28, 2011.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc., we, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million. The first two were paid June 1, 2009 and 2010, respectively, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, we calculated imputed interest of $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26.8 million at the acquisition. The note is required to be paid in full immediately, under certain circumstances, including a default of payment or change of control of the Company. We recorded $0.8 million of interest expense during 2010 and the note’s carrying value at December 31, 2010 was $14.4 million.

Line of Credit

On June 30, 2010, we extended our unsecured line of credit with JPMorgan Chase Bank, N.A. in the aggregate amount of $30 million to June 30, 2011. The line is used for collateral for letters of credit. Interest payments are required to be paid monthly on any unpaid principal at a rate of LIBOR plus 150 basis points. As of December 31, 2010, there was no outstanding balance on the line of credit. At December 31, 2010, the Company had outstanding letters of credit in place for $28.8 million which reduced the availability on the line of credit to $1.2 million as of December 31, 2010. As discussed below under “ — 2011 Credit Agreement,” we terminated this Line of Credit on January 28, 2011.

Securities Sold Under Agreements to Repurchase, at Contract Value

We enter into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities that we invest or hold in short term or fixed income securities. As of December 31, 2010, there were $347.6 million principal amount outstanding at interest rates between 0.32% and 0.40%. Interest expense associated with these repurchase agreements for 2010 was $0.6 million of which $0.063 million was accrued as of December 31, 2010. We have approximately $351.2 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share (see “Reinsurance”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance loaned to AII part of the amount of the obligations of the AmTrust Ceding Insurers that AII currently is obligated to secure. We deposited all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of December 31, 2010.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations. As discussed above, our Insurance Subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under “— Investment Portfolio” appearing elsewhere in this Form 10-K.

2011 Credit Agreement

On January 28, 2011, we entered into a $150.0 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $50.0 million and an expansion feature not to exceed $50.0 million. We can use proceeds of borrowings under the Credit Agreement for working capital, acquisitions and general corporate purposes. In connection with entering into the Credit Agreement, we terminated our Term Loan and Line of Credit discussed above. Additional information about the Credit Agreement is presented in the “Subsequent Events” footnote to our 2010 audited consolidated financial statements appearing elsewhere in this Form 10-K.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2010:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$1,263,537	$593,862	$366,426	$151,624	$151,625
Loss-based insurance assessments(2)	9,101	4,278	2,639	1,092	1,092
Operating lease obligations	28,066	8,070	8,890	5,945	5,161
Purchase obligations(3)	13,831	4,149	4,970	—	4,712
Employment agreement obligations	21,721	9,302	8,390	1,204	2,825
Life insurance policy premiums related to life settlement contracts and premium finance loans(4)	659,674	7,954	26,811	34,688	590,221
Debt and interest(5)	438,586	25,927	192,092	11,705	208,862
Total	$2,434,616	$653,542	$610,218	$206,258	$964,498

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2010 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
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
(3)	We are required by certain purchase agreements to pay the seller in the future based on the passage of time, volume of premium writings or a profitability metric. Also, we may be required by the terms of certain purchase agreements to pay the seller an annual minimum override payment based on a contractually defined formula. The amount payable to the seller under these agreements could be materially higher if the premiums produced generate a higher payment than the calculated minimum payment. We are required by certain agreements to pay fees based on profitability of certain subsidiary companies.
(4)	The Company currently owns 79 life settlement contracts and 143 premium finance loans with a carrying value of $31.5 million. In order for the Company to derive the economic benefit of the face value of the policies, the Company is required to make these premium payments.
(5)	The interest related to the debt by period is as follows: $12.2 million — less than 1 year, $16.8 million — 1 – 3 years, $11.7 million — 3 – 5 years and $88.9 million — more than 5 years. In addition included within debt and interest is $168.0 million related to the Maiden collateral loan and $5.1 million of associated interest.

Inflation

We establish property and casualty insurance premiums before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves, especially as it relates to medical and hospital rates where historical inflation rates have exceeded the general level of inflation. Inflation in excess of the levels we have assumed could cause loss and loss adjustment expenses to be higher than we anticipated, which would require us to increase reserves and reduce earnings. Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including salaries and benefits, generally are impacted by inflation.

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

Interest Rate Risk.  We had fixed maturity securities (excluding $32.1 million of time and short-term deposits) with a fair value of $1,208.8 million and a carrying value of $1,192.8 million as of December 31, 2010 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,104,139	$(104,673)	(9.5)%
100 basis point increase	1,156,356	(52,456)	(4.8)
No change	1,208,813	—	—
100 basis point decrease	1,254,875	46,063	4.2
200 basis point decrease	1,290,094	81,282	7.4

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $312.8 million of debt instruments of which $138.1 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $9.3 million before tax realized currency loss based on our outstanding foreign denominated reserves of $185.4 million at December 31, 2010.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2010, the equity securities in our investment portfolio had a fair value of $17.4 million, representing approximately one percent of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2010. The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
5% increase	$18,283	$871	.08%
No change	17,412	—
5% decrease	16,541	(871)	(.08)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by Item 10 on Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in our Proxy Statement for our Annual Meeting of Stockholders to be held May 23, 2011 (the “Proxy Statement”) captioned:

•	“Proposal 1: Election of Directors”;
•	“Executive Officers”;
•	“Corporate Governance — Code of Business Conduct and Ethics” and “— Board Committees — Audit Committee”; and
•	“Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

•	“Executive Compensation”;
•	“Compensation of Directors”;
•	“Compensation Discussion and Analysis”;
•	“Compensation Committee Interlocks and Insider Participation”; and
•	“Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

•	“Security Ownership of Certain Beneficial Owners”; and
•	“Security Ownership of Management.”

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2010 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,266,314	$10.12	5,878,623
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,266,314	$10.12	5,878,623

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information responsive thereto contained in the sections in the Proxy Statement captioned:

•	“Certain Relationships and Related Transactions”; and
•	“Corporate Governance — Independence of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information responsive thereto contained in the section captioned “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

AMTRUST FINANCIAL SERVICES, INC.
March 15, 2011	By: /s/ Ronald E. Pipoly, Jr. Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2011
/s/ Ronald E. Pipoly, Jr. Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011
/s/ Michael Karfunkel Michael Karfunkel	Chairman of the Board	March 15, 2011
/s/ George Karfunkel George Karfunkel	Director	March 15, 2011
/s/ Donald T. DeCarlo Donald T. DeCarlo	Director	March 15, 2011
/s/ Susan Fisch Susan Fisch	Director	March 15, 2011
/s/ Abraham Gulkowitz Abraham Gulkowitz	Director	March 15, 2011
/s/ Jay J. Miller Jay J. Miller	Director	March 15, 2011

AMTRUST FINANCIAL SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 15, 2011

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value per Share)

	December 31,
	2010	2009
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,192,844; $1,080,914)	$1,208,813	$1,085,362
Equity securities, available-for-sale, at market value (cost $18,577; $60,639)	17,412	50,355
Short-term investments	32,137	31,265
Equity investments in unconsolidated subsidiaries – related parties	77,136	1,288
Other investments	21,514	12,746
Total investments	1,357,012	1,181,016
Cash and cash equivalents	201,949	233,810
Accrued interest and dividends	7,979	7,617
Premiums receivable, net	727,561	495,871
Note receivable – related party	—	23,224
Reinsurance recoverable (related party $386,932; $293,626)	775,432	643,321
Prepaid reinsurance premium (related party $283,899; $262,128)	484,960	410,553
Prepaid expenses and other assets	163,905	85,108
Federal income tax receivable	10,269	364
Deferred policy acquisition costs	224,671	180,179
Deferred income taxes	—	7,615
Property and equipment, net	30,889	15,858
Goodwill	106,220	53,156
Intangible assets	91,606	62,672
	$4,182,453	$3,400,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,263,537	$1,091,944
Unearned premiums	1,024,965	871,779
Ceded reinsurance premiums payable (related party $95,629; $86,165)	266,314	161,197
Reinsurance payable on paid losses	11,343	1,238
Funds held under reinsurance treaties	3,217	690
Securities sold but not yet purchased, at market	8,847	16,315
Securities sold under agreements to repurchase, at contract value	347,617	172,774
Accrued expenses and other current liabilities	195,060	180,325
Deferred income taxes	9,883	—
Derivatives liabilities	—	1,893
Note payable on collateral loan – related party	167,975	167,975
Non- interest bearing note payable – net of unamortized discount of $600; $1,372	14,400	21,128
Term loan	6,667	20,000
Junior subordinated debt	123,714	123,714
Total liabilities	3,443,539	2,830,972
Commitments and contingencies
Redeemable non-controlling interest	600	—
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,314 and 84,179 issued in 2010 and 2009, respectively; 59,565 and 59,314 outstanding in 2010 and 2009, respectively	844	842
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid – in capital	548,731	543,977
Treasury stock at cost; 24,750 and 24,866 shares in 2010 and 2009, respectively	(300,489)	(300,889)
Accumulated other comprehensive gain (loss)	(266)	(17,020)
Retained earnings	467,694	342,482
Total AmTrust Financial Services, Inc. equity	716,514	569,392
Non-controlling interest	21,800	—
Total stockholders’ equity	738,314	569,392
	$4,182,453	$3,400.364

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Premium income:
Net premium written	$827,226	$643,426	$554,913
Change in unearned premium	(81,567)	(69,544)	(115,816)
Net earned premium	745,659	573,882	439,097
Ceding commission – primarily related party	138,261	113,931	115,474
Service and fee income (related parties $12,322; $8,622; $8,008)	61,747	30,690	28,978
Net investment income	50,517	55,287	60,467
Net realized gain (loss) on investments	5,953	(33,579)	(64,585)
Other revenues	320	—	(2,900)
Total revenues	1,002,457	740,211	576,531
Expenses:
Loss and loss adjustment expense	471,481	327,771	238,303
Acquisition costs and other underwriting expenses	302,809	244,279	203,747
Other	56,403	22,232	17,318
Total expenses	830,693	594,282	459,368
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	171,764	145,929	117,163
Other income (expenses):
Foreign currency gain	684	2,459	2,700
Interest expense	(12,902)	(16,884)	(18,277)
Gain on investment in life settlement contracts net of profit commission	11,855	—	—
Total other income (expenses)	(363)	(14,425)	(15,577)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	171,401	131,504	101,586
Provision for income taxes	49,105	27,459	20,567
Income before equity in earnings (loss) of unconsolidated subsidiaries	122,296	104,045	81,019
Equity in earnings (loss) of unconsolidated subsidiaries – related party	24,044	(822)	(991)
Net income	146,340	103,223	80,028
Net income (loss) attributable to non-controlling interests of subsidiaries	(3,875)	—	2,900
Net income attributable to AmTrust Financial Services, Inc.	$142,465	$103,223	$82,928
Earnings per common share:
Basic earnings per share	$2.39	$1.74	$1.38
Diluted earnings per share	$2.36	$1.72	$1.37
Dividends declared per common share	$0.29	$0.23	$0.18
Weighted average common shares outstanding:
Basic	59,453	59,433	59,991
Diluted	60,346	59,994	60,671
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	$(21,196)	$(24,778)	$(52,773)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(21,196)	(24,778)	(52,773)
Other net realized gain (loss) on investments	27,149	(8,801)	(11,812)
Net realized investment gain (loss)	$5,953	$(33,579)	$(64,585)

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)
Years Ended December 31, 2010, 2009, 2008

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2007	841	—	$535,123	$(294,671)	$(31,688)	$180,781	$390,386
Comprehensive income, net of tax:
Net income	—	—	—	—	—	82,928	82,928
Foreign currency translation	—	—	—	—	(13,006)	—	(13,006)
Unrealized holding loss on investments	—	—	—	—	(71,502)	—	(71,502)
Reclassification adjustment for securities sold during the year	—	—	—	—	10,381	—	10,381
Comprehensive income							8,801
Stock option compensation	—	—	3,136	—	—	—	3,136
Stock repurchase	—	—	—	(132)	—	—	(132)
Exercise of stock options	1	—	1,162	—	—	—	1,163
Common stock dividend	—	—	—	—	—	(10,806)	(10,806)
Balance, December 31, 2008	842	—	539,421	(294,803)	(105,815)	252,903	392,548
Comprehensive income, net of tax:
Net income	—	—	—	—	—	103,223	103,223
Foreign currency translation	—	—	—	—	4,863	—	4,863
Unrealized holding loss on investments	—	—	—	—	63,370	—	63,370
Reclassification adjustment for securities sold during the year	—	—	—	—	20,562	—	20,562
Comprehensive income							192,018
Stock option compensation	—	—	4,241	—	—	—	4,241
Stock repurchase	—	—	—	(6,086)	—	—	(6,086)
Exercise of stock options	—	—	315	—	—	—	315
Common stock dividend	—	—	—	—	—	(13,644)	(13,644)
Balance, December 31, 2009	842	—	543,977	(300,889)	(17,020)	342,482	569,392
Comprehensive income, net of tax:
Net income	—	—	—	—	—	146,340	146,340
Foreign currency translation	—	—	—	—	(4,820)	—	(4,820)
Unrealized holding loss on investments	—	—	—	—	8,414	—	8,414
Reclassification adjustment for securities sold during the year	—	—	—	—	13,160	—	13,160
Total comprehensive income							163,094
Non-controlling interest in subsidiaries	—	—	—	—	—	(3,875)	(3,875)
Comprehensive income attributable to AmTrust							159,219
Issuance of restricted stock	—	—	(400)	400	—	—	—
Stock option compensation	—	—	3,386	—	—	—	3,386
Exercise of stock options	2	—	1,768	—	—	—	1,770
Common stock dividend	—	—	—	—	—	(17,253)	(17,253)
Balance, December 31, 2010	844	—	$548,731	$(300,489)	$(266)	$467,694	$716,514
Non-controlling interest in equity of consolidated Subsidiaries:
Balance, December 31, 2009							$—
Capital contribution for Warrantech							6,900
Capital contribution for Tiger Capital, LLC							11,025
Income attributable to non-controlling interest							3,875
Balance, December 31, 2010							$21,800

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$146,340	$103,223	$82,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,429	8,791	8,069
Equity (earnings) losses and gain on investment in unconsolidated subsidiaries	(24,044)	822	991
Gain on investment in life settlement contracts	(11,855)	—	—
Realized (gain) loss on marketable securities	(27,149)	8,801	4,825
Non-cash write-down of marketable securities	21,196	24,778	52,773
Discount on notes payable	772	1,067	716
Stock based compensation	3,386	4,241	3,136
Bad debt expense	6,037	4,843	2,804
Foreign currency gain	(684)	(2,459)	(2,700)
Changes in assets – (increase) decrease:
Premiums and notes receivable	(208,677)	(81,137)	(117,653)
Reinsurance recoverable	(132,111)	(58,499)	(302,880)
Deferred policy acquisition costs, net	(44,492)	(76,214)	(33,062)
Prepaid reinsurance premiums	(74,407)	(38,523)	(127,346)
Prepaid expenses and other assets	(56,316)	(8,696)	(48,399)
Deferred tax asset/liability	3,626	57,673	(40,408)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	132,238	(1,700)	38,933
Loss and loss expense reserves	171,593	77,885	238,667
Unearned premiums	153,186	111,864	232,077
Funds held under reinsurance treaties	2,527	462	(4,172)
Note payable – related party	—	—	54,747
Accrued expenses and other current liabilities	(61,350)	27,191	21,253
Net cash provided by operating activities	18,245	164,413	65,299
Cash flows from investing activities:
Purchases of available for sale fixed maturities	(3,711,080)	(498,035)	(600,926)
Purchases of equity securities	(28,321)	(26,893)	(44,834)
Purchases of other investments	(5,284)	(1,398)	(488)
Sales of held to maturity fixed maturities	—	48,881	113,020
Sales of available for sale fixed maturities	3,573,660	350,837	399,088
Sales of equity securities	65,531	21,637	28,441
Sales of other investments	200	—	14,074
Net (purchases) sales of short term investments	(872)	136,580	(19,304)
Investment in ACAC	(53,055)	—	—
Acquisition of Warrantech, net of cash obtained	(9,056)	—	—
Acquisition of Risk Services, net of cash obtained	(10,846)	—	—
Acquisition of subsidiaries, net of cash obtained	6,929	6,545	(55,883)
Acquisition of renewal rights and goodwill	—	(7,904)	(3,204)
Acquisition of and capitalized premiums for life settlement contracts	(14,574)	—	—
Purchase of property and equipment	(14,722)	(5,519)	(4,975)
Note receivable – related party	—	—	(2,000)
Net cash (used in) provided by investing activities	(201,490)	24,731	(176,991)

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Repurchase agreements, net	174,843	(111,718)	138,089
Proceeds from issuance of term loan	—	—	40,000
Term loan payment	(13,333)	(13,333)	(6,667)
Non-interest bearing note payment	(7,500)	(7,500)	—
Repurchase of common stock	—	(6,086)	(132)
Capital contribution to subsidiary	11,025	—	—
Stock option exercise and other	1,770	315	1,163
Dividends distributed in common stock	(16,647)	(13,088)	(10,200)
Debt financing fees	—	—	(52)
Net cash provided by (used in) financing activities	150,158	(151,410)	162,201
Effect of exchange rate changes on cash	1,226	4,023	(3,793)
Net (decrease) increase in cash and cash equivalents	(31,861)	41,757	46,716
Cash and cash equivalents, beginning year	233,810	192,053	145,337
Cash and cash equivalents, end of year	$201,949	$233,810	$192,053
Supplemental Cash Flow Information
Interest	$13,405	$14,601	$14,428
Debt issuance costs	—	—	77
Income tax payments	33,480	18,802	21,805

Supplemental non-cash financing activity:

In 2008, the Company issued a promissory note to Unitrin in the amount of $30,000 in connection with the acquisition of UBI business. The note is non interest bearing and required four annual principal payments of $7,500 beginning on June 1, 2009 through June 1, 2012. The Company calculated imputed interest of $3,155 based on interest rates available to the Company at the date of acquisition which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The Company included $771, $1,067 and $716 of amortized discount on the note in its results of operations for the years ended December 31, 2010, 2009 and 2008, respectively. The note’s carrying value at December 31, 2010 and 2009 was $14,400 and $21,128, respectively.

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

The Company transacts business through eleven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“WIC”), Associated Industries Insurance Company, Inc. (“AIIC”), Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and AmTrust Lloyd’s Insurance Company of Texas (“ALIC”), which are domiciled in New Hampshire, New York, Delaware, Florida, Wisconsin, Texas, Kansas and Texas respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and AmTrust Europe, Ltd. (“AEL”), which are domiciled in Bermuda, Ireland and England, respectively.

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The Company uses the equity method of accounting for its investment in American Capital Acquisition Corporation (“ACAC”) in which it owns a 21.25% ownership interest. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Premiums — Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on an estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $10,420 and $9,396 at December 31, 2010 and 2009, respectively.

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

Investments — The Company accounts for its investments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 Investments —  Debt and Equity Securities, which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with ASC 320, the Company has classified its fixed-maturities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available for sale fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Realized gains and losses are determined on the specific identification method.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Company generally considers an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

•	the current fair value compared to amortized cost;
•	the length of time the security’s fair value has been below its amortized cost;
•	specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments;
•	whether management intends to sell the security and, if not, whether it is not more than likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	the occurrence of a discrete credit event resulting in the issuer defaulting on material outstanding obligation or the issuer seeking protection under bankruptcy laws; and
•	other items, including company management, media exposure, sponsors, marketing and advertising agreements, debt restructurings, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Based on guidance in ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

The Company has the following types of investments:

(a)	Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than one year at date of acquisition. As of December 31, 2010 and 2009, short term investments consisted primarily of money market investments.
(b)	Fixed maturities and equity securities — Fixed maturities and equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.
(c)	Mortgage and asset backed securities — For mortgage and asset backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.
(d)	Limited partnerships — The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.
(e)	Derivatives and hedging activities — The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. The changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:
•	Credit default swap contracts (“CDS”), which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on the price of the underlying bond on the valuation date. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract. Such amounts are limited to the total equity of the account;
•	Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

•	Contracts for difference contracts (“CFD”), which, are valued based on the market price of the underlying stock. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract.
(f)	Securities sold under agreements to repurchase, at contract value — Securities sold under agreements to repurchase are accounted for as collateralized borrowing transactions and are recorded at their contracted repurchase amounts, plus accrued interest. The Company minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with the Company when necessary.

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

Fair Value of Financial Instruments — The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820 Fair Value Measurements and Disclosures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of fixed maturity investments is more subjective when markets are less liquid due to lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments approximate their carrying values.

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

Life Settlements — When the Company becomes the owner of a life insurance policy either by direct purchase or following a default on a premium finance loan, the life insurance premium for such policy is accounted for as an investment in life settlements. Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these investments using the fair value method. Fair value of the investment in policies is determined using unobservable Level 3 inputs and is calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects our assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.

Premium Finance Loans — The Company owns certain premium finance loans, in association with the acquisition of life settlement contracts. The Company records the premium finance loans initially at cost. These loans are collateralized by underlying life insurance policies and the Company is obligated to pay premiums on these policies. Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual obligations. Cash receipts on these loans (if any) are generally applied to the principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received. Upon default of a loan, the Company has the option to acquire the underlying collateral, if the Company believes it has the required economic value.

Warranty Fee Revenue — The Company promotes and markets extended service plans (“ESP”) to consumers through retailers and certain other marketing organizations usually with terms of coverage ranging from one to three years, commencing at the expiration of the manufacturers’ warranty, if applicable. The Company generally insures the obligations under ESPs through contractual liability insurance issued by one of its insurance company subsidiaries. Under the terms of service agreements with various retailers, the Company provides for marketing and administrative services related to ESP. These agreements are generally for one-year terms and can be cancelled by either party with thirty days advance notice. The Company recognizes revenue related to promotion, marketing and administration services at the time of the sale of ESP. However, the Company defers a portion of service revenue based upon an estimate of administrative services to be provided in future periods.

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as certain sales, underwriting and safety costs that vary with and are primarily related to

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $44,492, $76,214 and $33,062 for the years ended December 31, 2010, 2009 and 2008, respectively. The amortization for deferred acquisition costs was $102,085, $73,531 and $70,250 in 2010, 2009 and 2008, respectively.

Reinsurance — Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains liable for all loss payments, notwithstanding the failure to collect from the reinsurer.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2010, 2009 and 2008 was approximately $9,220, $8,304 and $14,464, respectively.

Property and Equipment — Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Equipment	5 years
Computer equipment and software	3 to 20 years
Leasehold improvements	Lesser of lease term or 15 years

The Company accounts for its internal use software under ASC 350 Intangibles — Goodwill and Other. Accordingly, the Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to future use.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. Goodwill and intangible assets with an indefinite useful life were carried at $123,994 and $70,924 as of December 31, 2010 and 2009,

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

respectively. As of December 31, 2010 and 2009, intangible assets with a finite life were valued at $73,832 and $44,902, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company amortized approximately $14,305, $4,023 and $4,106, respectively related to its intangible assets with a finite life.

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

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2006 through 2009 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

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

Stock Compensation Expense — The Company follows ASC 720 Compensation — Stock Compensation and recognizes compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock, restricted stock units and stock option grants under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan. ASC 720 requires share-based compensation expense recognized to be based on estimated grant date fair value.

Earnings Per Share — The Company accounts for earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other stockholders based on their respective rights to receive dividends.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Restricted stock awards granted to certain employees under the Company’s 2005 Equity Incentive Plan are considered participating securities as they receive dividends on this stock.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2010 and 2009, the outstanding premiums and notes receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

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

Recent Accounting Pronouncements — In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires additional disclosures about fair value measurements, including disclosure regarding the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers. For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances which includes gains, losses, purchases, sales, issuances and settlements disclosed separately for the period is required. Additionally, fair value measurement disclosures will need disaggregation for each class of assets and liabilities. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

for the disclosure about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the guidance as of January 1, 2010 and the revised guidance did not have an impact on its results of operations, financial position or liquidity.

In February 2010, the FASB issued a new accounting standard related to subsequent events, which amends the earlier FASB standard to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The new standard requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted the new standard which became effective for the interim reporting period ended March 31, 2010. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, Earnings per Share, clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This new guidance was effective for financial statements issued for fiscal years that began after December 15, 2008 and required all presented prior-period earnings per share data to be adjusted retrospectively. The Company issued participating securities during 2010 and therefore this guidance was applicable to the Company beginning in the period ended June 30, 2010. The guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. The concept of a reconsideration event is retained and an ongoing reassessment of whether a reporting entity is the primary beneficiary of a VIE is required. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power from voting or similar rights to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of ASC 860 and ASC 810 required the Company to consolidate Tiger Capital LLC (See Note 13. “Investment in Life Settlements”) upon its formation during the year ended December 31, 2010.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Prospective Accounting Literature

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal. These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract. Additional disclosure of the type of acquisition costs capitalized is also required. ASU 2010-26 is effective on prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. We are currently evaluating the impact of the adoption of ASU 2010-26 on our financial position.

In December 2010, the FASB issued a new standard which modifies step 1 of the goodwill impairment test for entities with a zero or negative carrying value to require entities to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The new standard allows an entity to use either the equity or the enterprise valuation premise to determine the carrying amount of a reporting unit. The new standard will be effective for impairment tests performed during fiscal years and interim periods within those years that begin after December 15, 2010. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed and equity securities are presented in the tables below:

(Amounts in Thousands) As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$7,175	$107	$(245)	$7,037
Common stock	11,402	1,224	(2,251)	10,375
U.S. treasury securities	82,279	1,634	(1,466)	82,447
U.S. government agencies	6,483	679	—	7,162
Municipal bonds	67,396	438	(1,158)	66,676
Corporate bonds:
Finance	411,532	9,756	(15,276)	406,012
Industrial	47,828	1,970	(45)	49,753
Utilities	36,375	1,204	(268)	37,311
Commercial mortgage backed securities	1,970	106	—	2,076
Residential mortgage backed securities:
Agency backed	528,683	18,653	(1,238)	546,098
Non-agency backed	7,779	817	(5)	8,591
Asset-backed securities	2,519	168	—	2,687
	$1,211,421	$36,756	$(21,952)	$1,226,225

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

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2010, 2009, and 2008 were approximately $3,639,191, $421,355, and $427,529, respectively.

A summary of the Company’s available-for-sale fixed securities as of December 31, 2010, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,153	$5,241
Due after one through five years	102,536	103,222
Due after five through ten years	451,481	450,164
Due after ten years	92,723	90,734
Mortgage backed securities	540,951	559,452
Total fixed maturities	$1,192,844	$1,208,813

(b) Investment Income

Net investment income for the years ended December 31, 2010, 2009 and 2008 was derived from the following sources:

(Amounts in Thousands)	2010	2009	2008
Fixed maturity securities	$43,789	$47,675	$48,919
Equity securities	702	2,084	934
Cash and short term investments	4,042	4,173	16,302
Interest on note receivable – related party	2,612	2,967	3,170
	51,145	56,899	69,325
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	(628)	(1,612)	(8,858)
	$50,517	$55,287	$60,467

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

(c) Other Than Temporary Impairment

OTTI charges of our fixed-maturities and equity securities for the years ended December 31, 2010, 2009 and 2008 are presented in the table below:

(Amounts in Thousands) Year Ended December 31,	2010	2009	2008
Equity securities recognized in earnings	$10,656	$20,639	$21,384
Fixed maturity securities recognized in earnings	10,540	4,139	31,389
	$21,196	$24,778	$52,773

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2010 and 2009:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2010	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$1,291	$(208)	1	$7,148	$(2,288)	54	$8,439	$(2,496)
U.S. treasury securities	49,390	(1,466)	6	—	—	—	49,390	(1,466)
Municipal bonds	50,301	(1,147)	14	1,204	(11)	1	51,505	(1,158)
Corporate bonds:
Finance	79,451	(1,700)	16	160,126	(13,576)	31	239,577	(15,276)
Industrial	6,319	(45)	1	—	—	—	6,319	(45)
Utilities	1,981	(106)	1	11,635	(162)	2	13,616	(268)
Residential mortgage backed securities:
Agency backed	150,575	(1,238)	3	—	—	—	150,575	(1,238)
Non-agency backed	—	—	—	26	(5)	1	26	(5)
Total temporarily impaired	$339,308	$(5,910)	42	$180,139	$(16,042)	89	$519,447	$(21,952)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2009	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$8,540	$(2,934)	13	$23,295	$(11,740)	106	$31,835	$(14,674)
U.S. treasury securities	110,393	(748)	26	802	(58)	1	111,195	(806)
U.S. government agencies	40,337	(130)	7	—	—	—	40,337	(130)
Municipal bonds	9,538	(239)	1	347	(4)	1	9,885	(243)
Corporate bonds:
Finance	33,777	(572)	16	165,773	(23,812)	36	199,550	(24,384)
Industrial	4,986	(5)	1	496	(4)	1	5,482	(9)
Utilities	1,370	(42)	1	1,801	(284)	2	3,171	(326)
Residential mortgage backed securities:
Agency backed	22,935	(107)	2	105,346	(317)	9	128,281	(424)
Non-agency backed	—	—	—	22	(11)	1	22	(11)
Asset-backed securities	—	—	—	231	(61)	1	231	(61)
Total temporarily impaired	$231,876	$(4,777)	67	$298,113	$(36,291)	158	$529,989	$(41,068)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

There are 131 and 225 securities at December 31, 2010 and 2009, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Realized Gains and Losses

The tables below indicate the gross realized gains and losses for the years ended December 31, 2010, 2009 and 2008.

(Amounts in Thousands) Year Ended December 31, 2010	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$17,860	$(4,353)	$13,507
Equity securities	19,656	(6,047)	13,609
Derivatives	33	—	33
Write-down of fixed maturity securities	—	(10,540)	(10,540)
Write-down of equity securities	—	(10,656)	(10,656)
	$37,549	$(31,596)	$5,953

(Amounts in Thousands) Year Ended December 31, 2009	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$6,421	$(5,536)	$885
Equity securities	5,617	(10,734)	(5,117)
Derivatives	—	(4,569)	(4,569)
Write-down of fixed maturity securities	—	(4,429)	(4,429)
Write-down of equity securities	—	(20,349)	(20,349)
	$12,038	$(45,617)	$(33,579)

(Amounts in Thousands) Year Ended December 31, 2008	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$—	$(10,585)	$(10,585)
Equity securities	2,873	(2,034)	839
Derivatives	533	(2,599)	(2,066)
Write-down of fixed maturity securities	—	(31,389)	(31,389)
Write-down of equity securities	—	(21,384)	(21,384)
	$3,406	$(67,991)	$(64,585)

(e) Unrealized Gains and Losses

The net unrealized gain (loss) on available-for-sale securities were as follows:

(Amounts in Thousands) Year Ended December 31,	2010	2009	2008
Fixed maturity securities	$15,969	$4,444	$(78,403)
Equity securities	(1,165)	(10,283)	(55,262)
Total net unrealized gain (loss)	14,804	(5,839)	(133,665)
Deferred income tax benefit (expense)	(5,181)	2,044	46,783
Net unrealized losses, net of deferred income tax	9,623	(3,795)	(86,882)
(Increase) decrease in net unrealized losses, net of deferred income tax	$13,418	$83,087	$(56,786)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

The net unrealized losses on held-to-maturity fixed maturity securities were as follows:

(Amounts in Thousands) Year Ended December 31,	2010	2009	2008
Net unrealized gains	$—	$—	$1,361
Increase in net unrealized gains	—	—	601

(f) Derivatives

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps as of December 31, 2010:

	Remaining Life of Notional Amount(1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swap	$6,667	$—	$—	$—	$6,667

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses. The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of December 31, 2010, the Company did not have any derivatives designated as a hedge. Additionally, the Company records changes in valuation on its interest rate swap related to its term loan (See “Note 11. Debt”) as a component of interest expense.

(g) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2010 and 2009 was $8,483 and $15,360 for corporate bonds, respectively, and $364 and $955 for equity securities, respectively. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at December 31, 2010. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company entered into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2010 there were $347,617 principal amount outstanding at interest rates between 0.32% and 0.4%. Interest expense associated with these repurchase agreements for the year ended December 31, 2010 was $610 of which $63 was accrued as of December 31, 2010. The Company has $351,211 of collateral pledged in support of these agreements. As of December 31, 2009 there were $172,774 principal amount outstanding at interest rates between 0.25% and 0.3%. Interest expense associated with these repurchase agreements for the year ended December 31, 2009 was $1,612 of which $23 was accrued as of December 31, 2009. The Company had $176,494 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

At December 31, 2010 and 2009, the Company, through its domestic insurance subsidiaries, currently has assets with a fair value of $38,579 and $32,723, respectively on deposit with various state departments of insurance. These deposits are held for benefits of insurance company policyholders.

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2010 and 2009:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2010
Assets:
U.S. treasury securities	$82,447	$82,447	$—	$—
U.S. government securities	7,162	—	7,162	—
Municipal bonds	66,676	—	66,676	—
Corporate bonds and other bonds:
Finance	406,012	—	406,012	—
Industrial	49,753	—	49,753	—
Utilities	37,311	—	37,311	—
Commercial mortgage backed securities	2,076	—	2,076	—
Residential mortgage backed securities:
Agency backed	546,098	—	546,098	—
Non-agency backed	8,591	—	8,591	—
Asset-backed securities	2,687	—	2,687	—
Equity securities	17,412	17,412	—	—
Short term investments	32,137	32,137	—	—
Other investments	21,514	—	—	21,514
Life settlement contracts	22,155	—	—	22,155
	$1,302,031	$131,996	$1,126,366	$43,669
Liabilities:
Equity securities sold but not yet purchased, market	$364	$364	$—	$—
Fixed maturity securities sold but not yet purchased, market	8,483	—	8,483	—
Securities sold under agreements to repurchase, at contract value	347,617	—	347,617	—
	$356,464	$364	$356,100	$—

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2009
Assets:
U.S treasury securities	$124,143	$124,143	$—	$—
U.S. government securities	47,424	—	47,424	—
Municipal bonds	27,268	—	27,268	—
Corporate bonds and other bonds:
Finance	323,922	—	323,922	—
Industrial	50,747	—	50,747	—
Utilities	14,517	—	14,517	—
Commercial mortgage backed securities	3,359	—	3,359	—
Residential mortgage backed securities:
Agency backed	481,731	—	481,731	—
Non-agency backed	8,632	—	8,632	—
Asset-backed securities	3,619	—	3,619	—
Equity securities	50,355	50,355	—	—
Short term investments	31,265	31,265	—	—
Other investments	14,034	—	—	14,034
	$1,181,016	$205,763	$961,219	$14,034
Liabilities:
Equity securities sold but not yet purchased, market	$955	$955	$—	$—
Fixed maturity securities sold but not yet purchased, market	15,360	—	15,360	—
Securities sold under agreements to repurchase, at contract value	172,774	—	172,774	—
Derivatives	1,893	—	—	1,893
	$190,982	$955	$188,134	$1,893

The Company had no transfers between levels during 2010 and 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2010 and 2009:

(Amounts in Thousands)	Balance as of January 1, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2010
Other investments	$14,034	$283	$2,113	$5,284	$(200)	$—	$21,514
Life settlement contracts	—	16,853	—	5,302	—	—	22,155
Derivatives	(1,893)	33	—	—	1,860	—	—
Total	$12,141	$17,169	$2,113	$10,586	$1,660	$—	$43,669

(Amounts in Thousands)	Balance as of January 1, 2009	Net loss	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2009
Available for sale fixed securities	$7,895	$—	$—	$—	$(7,895)	$—	$—
Other investments	13,457	(39)	2,544	165	(2,093)	—	14,034
Derivatives	(1,439)	(4,569)	—	—	4,115	—	(1,893)
Total	$19,913	$(4,608)	$2,544	$165	$(5,873)	$—	$12,141

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•	Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above elsewhere in this note. The carrying values of cash, short term investments and investment income accrued approximate their fair values;
•	Premiums Receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset;
•	Subordinated Debentures and Debt: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

5. Acquisitions

Warrantech

During February of 2007, the Company participated with H.I.G. Capital, a Miami-based private equity firm, in financing H.I.G. Capital’s acquisition of Warrantech Corporation and its subsidiaries (“Warrantech”) in a cash merger. The Company contributed $3,850 for a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC, the parent company of Warrantech. Warrantech is a Bedford, Texas-based developer, marketer and third party administrator of service contracts and aftermarket warranty products that largely serves the consumer products and automotive industries in the U.S. and Canada. Additionally in 2007, the Company provided Warrantech with a $20,000 senior secured note due January 31, 2012 (note receivable  —  related party). Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in a principal amount equal to the interest not paid in cash on such date.

In August 2010, the Company, through its wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech from WT Acquisition Holdings, LLC for approximately $7,500 in cash and an earnout payment to the sellers of a minimum of $2,000 and a maximum and $3,000 based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013.

Immediately prior to the consummation of this transaction, WT Acquisition Holdings, LLC redeemed the Company’s preferred units that had represented the Company’s 27% equity interest in that entity. In addition, immediately following the transaction, AMT Warranty Corp. was recapitalized and the Company contributed its note receivable from Warrantech in the approximate amount of $24,100 to AMT Warranty Corp. in exchange for Series A preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), of AMT Warranty Corp. valued at $24,100. The Company also received additional shares of Series A Preferred Stock such that the total value of its 100% preferred share ownership in AMT Warranty Corp. is equivalent to $50,700. Lastly, AMT Warranty Corp. issued 20% of its issued and outstanding common stock to the Chairman of Warrantech, which had a fair value of $6,900 as determined using both a market and an income approach. Given its preference position, absent the Company’s waiver, the Company will be paid distributions on its Series A Preferred Stock before any common shareholder would be entitled to a distribution on the common stock.

As a result, the ultimate acquisition price of Warrantech was $42,645 and the Company recorded goodwill and intangible assets of approximately $48,343 and $29,600, respectively. Acquisition related costs related to the deal were less then $100. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The change in the preliminary amount of goodwill recorded during the third quarter of 2010 resulted primarily from the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

determination of the fair value of Warrantech’s deferred tax asset and minority interest. The results of operations from Warrantech, which are included in the Company’s Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $17,400 for the year ended December 31, 2010.

The finalized purchase price allocation as of the date of acquisition is as follows:

(Amounts in Thousands)
Assets
Accounts receivable	$15,232
Deferred taxes	7,619
Property and equipment	2,123
Other assets	10,752
Goodwill	48,343
Intangible assets	29,600
Total assets	$113,669
Liabilities
Premium payable	$35,717
Deferred revenue	11,293
Accrued expenses and other current liabilities	24,014
Total liabilities	$71,024
Total purchase price	$42,645

Risk Services

During June 2010, the Company completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”). The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC. The Risk Services entities have offices in Florida, Vermont, Nevada and the District of Columbia and are broadly licensed.

The Company has a majority ownership interest (80%) in Risk Acquisition Holdco, LLC, for which the Company’s total consideration was $11,700. Acquisition costs associated with the acquisition were approximately $200. As part of the purchase agreement, the non-controlling interest has the option under certain circumstances to require the Company to purchase the remaining ownership interest (20%) of Risk Services. In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging, the Company has classified the remaining 20% ownership interest of Risk Services as mezzanine equity on the Consolidated Balance Sheet.

The Company has included approximately $7,400 in the results of operations, as a component of service and fee income, since the acquisition date, in its Small Commercial Business segment. In accordance with FASB ASC 805, Business Combinations, the Company’s total consideration paid for Risk Services was $11,700, which included cash of $11,100 and a value of $600 that was assigned for the redeemable non-controlling interest as determined using both a market and an income approach. The Company assigned a value of approximately $5,000 to intangible assets and $3,500 to goodwill. The intangible assets consisted of tradenames, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

CyberComp

In September 2009, the Company acquired from subsidiaries of Swiss Re America Holding Corp. (“Swiss Re”) access to the distribution network and renewal rights to CyberComp (“CyberComp”), a Swiss Re web-based platform providing workers’ compensation insurance to the small to medium-sized employer market. CyberComp operated in 26 states and distributed policies through a network of 13 regional wholesale agencies and over 600 retail agents. The purchase price is equal to a percentage of gross written premium through the third anniversary of the closing of the transaction. Upon closing, the Company made an initial payment to Swiss Re in the amount of $3,000 which represents an advance on the purchase price and the minimum amount payable pursuant to the purchase agreement. In accordance with FASB ASC 805, the Company recorded a purchase price of $6,300 which consisted of $2,800 of renewal rights, $2,300 of distribution networks, $700 of trademarks and $500 of goodwill as part of the Small Commercial Business segment. The intangible assets were determined to have useful lives of between two years and 15 years. The Company produced approximately $43,600 and $17,700 of gross written premium in 2010 and 2009, respectively, as a result of this transaction.

ACHL

During the three months ended March 31, 2009, the Company, through a subsidiary, acquired all the issued and outstanding stock of Imagine Captive Holdings Limited (“ICHL”), a Luxembourg holding company, which owned all of the issued and outstanding stock of Imagine Re Beta SA, Imagine Re (Luxembourg) 2007 SA and Imagine Re SA (collectively, the “Captives”), each of which is a Luxembourg domiciled captive insurance company, from Imagine Finance SARL (“SARL”). ICHL subsequently changed its name to AmTrust Captive Holdings Limited (“ACHL”) and the Captives changed their names to AmTrust Re Beta, AmTrust Re 2007 (Luxembourg) and AmTrust Captive Solutions Limited, respectively. The purchase price of ACHL was $20, which represented the capital of ACHL. In accordance with FASB ASC 805-10, the Company recorded approximately $12,500 of cash, $66,500 of receivables and $79,000 of loss reserves. ACHL is included in the Company’s Specialty Risk and Extended Warranty segment.

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

Through a series of mergers that took place between June 2010 and the end of the year, AmTrust Re Beta and AmTrust Re Gamma merged into AmTrust Re Omega and AmTrust Re 2007 (Luxembourg), respectively, followed by AmTrust Re Omega merging into AmTrust Re 2007 (Luxembourg). As of December 31, 2010, ACHL held all of the issued and outstanding stock of the three remaining Captives: AmTrust Captive Solutions Limited, AmTrust Re 2007 (Luxembourg) and AmTrust Re Delta.

The aforementioned ACHL transactions allow the Company to obtain the benefit of the Captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with a subsidiary of the Company.

6. Intangible Assets and Goodwill

The composition of the intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2010	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$106,220	$—	$106,220	Indefinite Life
Renewal rights	7,780	2,373	5,407	7 – 17 years
Covenant not to compete	7,756	2,545	5,211	3 – 9 years
Distribution networks	57,817	10,138	47,679	10 – 20 years
Software	2,304	2,006	298	20 years
Customer relationships	6,395	3,439	2,956	5 – 10 years
Trademarks	3,820	1,176	2,644	2 – 15 years
Trademarks	3,433	—	3,433	Indefinite Life
License	408	16	392	50 years
Licenses	14,340	—	14,340	Indefinite Life
Contractual use rights	16,309	7,063	9,246	2 – 3 years
Total	$226,582	$28,756	$197,826	12 years average

(Amounts in Thousands) As of December 31, 2009	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$53,156	$—	$53,156	Indefinite Life
Renewal rights	4,180	1,348	2,832	7 years
Covenant not to compete	1,686	1,274	412	1 – 9 years
Distribution networks	37,217	7,305	29,912	10 – 20 years
Software	2,302	1,985	317	3 – 20 years
Customer relationships	5,163	2,440	2,723	5 – 10 years
Trademarks	700	88	612	2 years
Trademarks	3,428	—	3,428	Indefinite Life
License	408	10	398	50 years
Licenses	14,340	—	14,340	Indefinite Life
Contractual use rights	7,698	—	7,698	3 years
Total	$130,278	$14,450	$115,828	12 years average

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

6. Intangible Assets and Goodwill  – (continued)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2010	$42,816	$5,020	$5,320	$53,156
Goodwill additions	4,872	48,342	—	53,214
Foreign currency translation	—	(150)	—	(150)
Balance as of December 31, 2010	$47,688	$53,212	$5,320	$106,220

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2009	$44,440	$3,847	$1,507	$49,794
Goodwill additions	997	594	3,813	5,404
Deferred tax adjustment	(2,621)	—	—	(2,621)
Foreign currency translation	—	579	—	579
Balance as of December 31, 2009	$42,816	$5,020	$5,320	$53,156

Goodwill acquired during 2010 resulted from acquisitions or resolution of contingent consideration matters.

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2010, 2009 and 2008. Finite lived intangible assets are amortized under the straight-line method, except for renewal rights, for which the Company amortizes them using a 125% accelerated method and contractual use rights which are amortized based on actual use. Amortization expense for 2010, 2009 and 2008 was $14,305, $4,023 and $4,106, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2011	$17,832
2012	10,396
2013	7,385
2014	4,557
2015	4,238

7. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2010	2009
Land	$2,604	$881
Building	14,658	6,931
Internal use software	18,002	9,828
Computer equipment	10,114	7,873
Other equipment	3,829	3,044
Leasehold improvements	1,339	919
	50,546	29,476
Less: Accumulated depreciation and amortization	(19,657)	(13,618)
	$30,889	$15,858

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Property and Equipment, Net  – (continued)

Depreciation expense was $6,039, $4,768 and $3,963 for the years ended December 31, 2010, 2009 and 2008.

8. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2010	2009
Premium taxes, assessments and surcharges payable	$63,557	$66,826
Deferred warranty revenue	32,410	11,472
Commissions payable	23,114	24,512
Premiums collected in advance	19,343	5,169
Other accrued expenses	19,020	17,896
Claims payable	14,655	4,812
Due to sellers	9,119	5,228
Accounts payable	7,338	6,974
Dividends payable	4,768	3,559
Accrued interest	1,736	3,907
Securities owned not yet paid	—	29,968
	$195,060	$180,323

9. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2010 and 2009:

(Amounts in Thousands)	2010	2009	2008
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,091,944	$1,014,059	$775,392
Less: Reinsurance recoverables at beginning of year	561,874	504,404	258,028
Net balance, beginning of year	530,070	509,655	517,364
Incurred related to:
Current year	463,535	332,598	238,847
Prior year	7,946	(4,827)	(544)
Total incurred losses during the year	471,481	327,771	238,303
Paid losses and LAE related to:
Current year	(222,593)	(203,210)	(144,272
Prior year	(187,012)	(109,872)	(112,893)
Total payments for losses and LAE	(409,605)	(313,082)	(257,165)
Commuted loss reserves	1,350	4,612	—
Net balance, December 31	593,296	528,956	498,502
Acquired outstanding loss and loss adjustment reserve	—	—	15,173
Effect of foreign exchange rates	(636)	1,114	(4,020)
Plus reinsurance recoverables at end of year	670,877	561,874	504,404
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,263,537	$1,091,944	$1,014,059

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

9. Liability for Unpaid Loss and LAE  – (continued)

In 2010, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $7,946 as result of unfavorable loss development, in its Specialty Program segment due to higher actuarial estimates based on actual losses. In 2009 and 2008, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $4,827 and $544, respectively, as result of favorable development in both the Small Commercial Business segment and Specialty Risk and Extended Warranty segment partially offset by unfavorable development in our Specialty Program Business segment as well as the Company’s involuntary participation in NCCI pools. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and developed more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements. As the scale of the Company’s workers’ compensation business has increased, the Company has also increased the amount of risk retained. The agreements cover, per occurrence, losses in excess of $500 through December 31, 2004, $600 effective January 1, 2005, $1,000 effective July 1, 2006 through July 1, 2009, $1,000 plus 55% of $9,000 in excess of $1,000 effective July 1, 2009 through January 1, 2010, and $10,000 effective January 1, 2010 up to a maximum $130,000 ($50,000 prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, the Company has purchased a “third and fourth event cover” that covers losses between $5,000 and $10,000 per occurrence, after a deductible equal to the first $10,000 per annum on such losses. The Company has reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than the Company’s reinsurance for other types of workers’ compensation losses and, through December 31, 2010, provided coverage for $110,000 in the aggregate in excess of $20,000 in the aggregate, per contract year.

The Company has coverage for its U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2,000 per occurrence (in certain cases the retention can rise to $2,500) up to a maximum $30,000. The Company purchases quota share reinsurance for its

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

non-program umbrella business and also purchases various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business.

The Company has excess of loss reinsurance coverage for international general liability and professional and medical liability business underwritten by the Company’s U.K. offices. The agreements cover losses in excess of £1,000 per occurrence up to a maximum of £10,000. In 2010, the Company purchased an 80% quota share reinsurance agreement from National Indemnity Company for its European medical liability business. In addition, the Company purchases various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

The Company has coverage for its U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2,000 per location up to a maximum $20,000, subject to per occurrence and annual limits that vary by layer. In addition the Company has a property catastrophe excess of loss agreement, which covers losses in excess of $5,000 per occurrence up to a maximum $65,000, subject to annual limits that vary by layer. The Company has coverage for its U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £300 per risk (or in certain instances £1,000 per risk) up to a maximum £3,000. In addition, the Company has a property catastrophe excess of loss agreement, which covers losses in excess of £1,000 per occurrence up to a maximum £30,000.

TIC acts as servicing carrier on behalf of the Alabama, Arkansas, Illinois, Indiana, Georgia and Kansas Workers’ Compensation Assigned Risk Plans. TIC issues and services certain workers compensation policies issued to assigned risk insureds. Those policies issued are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. TIC wrote approximately $37,000, $35,400 and $45,300 of premium in 2010, 2009 and 2008, respectively, as a servicing carrier.

As part of the agreement to purchase WIC from Household Insurance Group Holding Company (“Household”), the Company agreed to write certain business on behalf of Household for a three year period through June 2009. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household. This business is now in run-off. WIC wrote approximately $8,800, $17,100 and $25,200 of premium in 2010, 2009 and 2008, respectively, subject to this reinsurance treaty.

As part of the acquisition of AIIC, the Company acquired reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Company (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999 the American Home reinsurance covered losses in excess of $250 per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $150 in excess of $100. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $100 per occurrence. Effective January 1, 2002 American Home increased its attachment was $250 per occurrence. The XOL treaty that had an attachment of $250 was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $250 per occurrence. As of December 31, 2010, the Company had $70,934 of reinsurance recoverables with American Home.

During the third quarter of 2007, the Company entered into a master agreement with Maiden, as amended, by which its Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”). For a description of this agreement see Note 12. “Related Party Transactions”.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Reinsurance  – (continued)

During the first quarter of 2010, the Company entered into an agreement with ACAC, by which the Company reinsures 10% of the net premiums of the GMAC Business pursuant to a 50% quota share reinsurance agreement. For a description of this agreement see Note 12. “Related Party Transactions”.

From January 1, 2003 through December 31, 2010, the Company maintained variable quota share reinsurance for the Company’s extended warranty insurance. The scope of this reinsurance arrangement was broad enough to cover all of the Company’s extended warranty insurance worldwide, except for creditor and GAP insurance. However, the Company did not cede the majority of its U.S. extended warranty business.

Under this variable quota share reinsurance arrangements, the Company could elect to cede from 10% to 50% of each covered risk, subject to a limit of £500 for each ceded risk that the Company, at acceptance, regarded as one individual risk. This meant that, regardless of the amount of insured losses generated by any ceded risk, the maximum coverage for that ceded risk under this reinsurance arrangement was £500 million. For the majority of the business ceded under this reinsurance arrangement, the Company ceded 10% of the risk, but for some newer or larger risks, the Company ceded a larger share. This reinsurance was subject to a limit of £2,500 per occurrence of certain natural perils such as windstorms, earthquakes, floods and storm surge. Coverage for losses arising out of acts of terrorism was excluded from the scope of this reinsurance.

The effect of reinsurance with unrelated companies on premiums and losses for 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010		2009		2008
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$1,375,993	$1,220,164	$1,117,090	$1,038,470	$1,061,100	$875,752
Assumed	184,829	160,285	81,856	49,626	49,474	48,156
Ceded	(733,596)	(634,790)	(555,520)	(514,214)	(555,661)	(484,811)
	$827,226	$745,659	$643,426	$573,882	$554,913	$439,097

	As of December 31,
	2010		2009		2008
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$129,066	$(670,877)	$71,859	$(561,963)	$57,827	$(514,759)
Unearned premiums	77,548	(484,960)	53,003	(410,553)	20,333	(372,030)
Loss and LAE expense incurred	105,501	(441,106)	24,511	(374,192)	42,468	(346,958)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2010 and 2009, the Company commuted certain loss reserves of $1,350 and $4,612, respectively, related to workers’ compensation that were included in ceded reinsurance treaties. This commutation had no material effect on net earnings in either year.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2010 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of December 31, 2010:

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

The Company recorded $10,209 of interest expense for the years ended December 31, 2010, 2009 and 2008, respectively, related to these trust preferred securities.

Term Loan

On June 3, 2008, the Company entered into a term loan with JPMorgan Chase Bank, N.A. in the aggregate amount of $40,000. The term of the loan is for a period of three years and requires quarterly principal payments of $3,333, which began on September 3, 2008 and end on June 3, 2011. As of December 31, 2010, the principal balance was $6,667. The loan carries a variable interest rate and is based on a Eurodollar rate plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Interbank Offered Rate “LIBOR” plus a margin rate, which is 185 basis points. As of December 31, 2010 the interest rate was 2.15%. The Company recorded $752 and $1,494 of interest expense for the years ended December 31, 2010 and 2009, respectively. The Company can prepay any amount without penalty upon prior notice. The term loan contains affirmative and negative covenants, including limitations on additional debt, limitations on investments and acquisitions outside the Company’s normal course of business. The loan requires the Company to maintain a debt to capital ratio of 0.35 to 1 or less. The Company incurred financing fees of $52 related to the agreement.

On June 4, 2008, the Company entered into a fixed rate interest swap agreement with a total notional amount of $40,000 to convert the term loan from a variable to a fixed rate. Under this agreement, the Company pays a fixed rate of 3.47% plus a margin of 185 basis points or 5.32% and receives a variable rate

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

in return based on LIBOR plus a margin rate, which is 185 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. The Company recorded interest expense (income) of $97, $756 and $(462) for the years ended December 31, 2010, 2009 and 2008 respectively, related to this agreement.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first two were paid in 2009 and 2010, respectively, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $771, $1,067 and $716 of amortized discount on the note in its results of operations for the years ended December 31, 2010, 2009 and 2008 respectively. The note’s carrying value at December 31, 2010 and 2009 was $14,400 and $21,128, respectively.

Line of Credit

On June 30, 2010, the Company extended the term of its unsecured $30,000 line of credit with JPMorgan Chase, N.A. to June 30, 2011. The Company incurred fees of $30 for this amendment. The line is being used for collateral for letters of credit. Interest payments are required to be paid monthly on any unpaid principal and bears interest at a rate of LIBOR plus 150 basis points. As of December 31, 2010 there was no outstanding balance on the line of credit. The Company has outstanding letters of credit in place at December 31, 2010 for $28,825 which reduced the availability on the line of credit to $1,175 as of December 31, 2010.

Maturities of Debt

Maturities of the Company’s debt for the five years subsequent to December 31, 2010 are as follows:

(Amounts in Thousands)	2011	2012	2013	2014	2015	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Term loan	6,667	—	—	—	—	—
Promissory note	7,038	7,362	—	—	—	—
Total	$13,705	$7,362	$—	$—	$—	$123,714

12. Related Party Transactions

Reinsurance Agreement — Maiden

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of December 31, 2010, Michael Karfunkel owns or controls approximately 13.9% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 4.99% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which they caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by AmTrust’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary AmTrust Europe Ltd., net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurer’s unearned premium reserves, effective as of July 1, 2007, with respect to the Company’s then current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeded $5,000 (“Covered Business”).

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

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to Covered Business and the AIU Excess Retention Business and 34.375% with respect to retail commercial package business. The Maiden Quota Share, which had an initial term of three years, has been renewed for a three year term until June 30, 2013 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

The following is the effect on the Company’s balance sheet as of December 31, 2010 and 2009 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2010	2009
Assets and liabilities:
Reinsurance recoverable	$386,932	$293,626
Prepaid reinsurance premium	283,899	262,128
Ceded reinsurance premiums payable	(95,629)	(86,165)
Note payable	(167,975)	(167,975)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

The following is the effect on the Company’s results of operations for the years ended December 31, 2010, 2009 and 2008 related to the Maiden Quota Share agreement:

	2010	2009	2008
Results of operations:
Premium written – ceded(1)	$(463,042)	$(379,744)	$(444,981)
Change in unearned premium – ceded	21,771	21,747	106,411
Earned premium – ceded	$(441,271)	$(357,997)	$(338,570)
Ceding commission on premium written	$144,598	$118,991	$141,168
Ceding commission – deferred	(6,487)	(6,140)	(26,451)
Ceding commission – earned	$138,111	$112,851	$114,717
Incurred loss and loss adjustment expense – ceded	$295,469	$259,780	$232,290
Interest expense on collateral loan	982	2,958	6,541

(1)	2008 includes $59,779 of ceded written premium ($47,686 of earned premium) related to the unearned premium transfer that was acquired as part of the Company’s acquisition of UBI and subsequently reinsured 100% to Maiden.

The Maiden Quota Share requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions. In order to secure its proportional share of AII’s obligation to the AmTrust Ceding Insurers domiciled in the U.S., AII currently has outstanding a collateral loan issued to Maiden Insurance in the amount of $167,975 (See Note Payable — Collateral for Proportionate Share of Reinsurance Obligation). Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of December 31, 2010 was $362,000. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement — Maiden

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $5,841, $5,135 and $5,492 of brokerage commission (recorded as a component of Service and fee income) during the years ended December 31, 2010, 2009 and 2008, respectively.

Asset Management Agreement — Maiden

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden and its affiliates. The Company currently manages approximately $1,900,000 of assets as of December 31, 2010 related to this agreement. Effective April 1, 2008, the investment management services fee was 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $2,693, $2,459 and $1,364 of investment management fees (recorded as a component of service and fee income) for the years ended December 31, 2010, 2009 and 2008, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

Services Agreement — Maiden

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to the amount required to reimburse AmTrust for its costs plus 8%. As a result of this agreement, the Company recorded fee income of approximately $38, $432 and $1,152 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance agreed to lend to AII from time to time the amount of the obligation of the AmTrust Ceding Insurers that AII is obligated to secure, not to exceed an amount equal to Maiden Insurance’s proportionate share of such obligations. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $167,975 as of December 31, 2010. The Company recorded $982 and $2,958 of interest expense during the years ended December 31, 2010 and 2009, respectively.

Other Reinsurance Agreements — Maiden

Between January 1, 2008 and January 1, 2010, Maiden was a 45% participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provided coverage in the amount of $9,000 per occurrence in excess of $1,000, subject to an annual aggregate deductible of $1,250. From January 1, 2008 through June 30, 2009, Maiden was one of two participating reinsurers in the layer and participated on the same market terms and conditions as the other participant. Effective July 1, 2009, the other participant’s participation in the layer was terminated, but Maiden continued to assume 45% of the layer on the existing terms and conditions through the end of the term on January 1, 2010.

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

Effective September 1, 2010, the Company, through TIC, entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility will enable the Company to write business on a surplus lines basis throughout the United States, which it cannot, at present, do through its insurance subsidiaries. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company did not enter into any material transactions related to this agreement during the year ended December 31, 2010.

Effective September 1, 2010, the Company, through its subsidiary, SNIC, entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to an unrelated third party.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

SNIC receives a five percent commission on ceded written premiums. The Company’s Audit Committee reviewed and approved the reinsurance arrangement. The reinsurance agreement’s impact on the Company’s results of operations, financial position or liquidity was immaterial for the year ended and as of December 31, 2010.

Investment in ACAC

During the year ended December 31, 2010, the Company completed its strategic investment in ACAC. ACAC was formed by the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”) GMAC’s U.S. consumer property and casualty insurance business. Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital initially required by ACAC, 53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and the Company’s conversion rights are subject to customary anti-dilution protections. The Company has the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of the Company’s appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointees). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $14,882 of income during the year ended December 31, 2010 related to its equity investment in ACAC. Additionally, ACAC completed its purchase accounting required under ASC 805, Business Combinations, related to its acquisition of GMAC during 2010. As a result, the Company recorded a gain on its investment in acquired unconsolidated subsidiary in the amount of $10,450, which is included in the income statement in equity in earnings of unconsolidated subsidiaries.

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

The acquired GMAC consumer property and casualty insurance business (the “GMAC Business”) is a writer of automobile coverages through independent agents in the United States. The GMAC Business had a net written premium in excess of $900,000 in 2010 that encompassed all fifty states. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMAC Insurers”).

In connection with the Company’s investment:

(i)	the Company provides ACAC and its affiliates information technology development services at cost plus 20%. In addition, once a new system to be developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company will be entitled to an

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. The Company recorded approximately $2,022 of fee income for the year ended December 31, 2010 related to this agreement. The terms and conditions of the above are subject to regulatory approval.
(ii)	the Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. As a result of this agreement, the Company earned approximately $1,456 of investment management fees for the year ended December 31, 2010.
(iii)	ACAC is providing the Company with access to its agency sales force to distribute the Company’s products, and ACAC will use its best efforts to have said agency sales team appointed as the Company’s agents.
(iv)	ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the Acquisition.
(v)	the Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMAC Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMAC Insurers, as cedents, and the Company, American Capital Partners Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of net premiums of the personal lines business. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC Insurers and assume 50% of the related net losses. The Personal Lines Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the GMAC Insurers on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. The GMAC Insurers also may terminate the agreement on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the Personal Lines Quota Share on 60 days written notice in the event the GMAC Insurers are subject to a change of control, cease writing new and renewal business, effect a reduction in their net retention without the Company’s consent or fail to remit premium as required by the terms of the Personal Lines Quota Share. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share was subject to a premium cap that limited the premium that could be ceded by the GMAC Insurers to TIC to $110,000 during calendar year 2010 to the extent TIC were to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $82,295 of business from the GMAC Insurers during the year ended December 31, 2010.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Related Party Transactions  – (continued)

As a result of these service agreements with ACAC, the Company recorded fees totaling approximately $3,478 for the year ended December 31, 2010. As of December 31, 2010, the outstanding balance related to these service fees and reimbursable costs was approximately $1,962. In addition, in the three months ended June 30, 2010, the Company recorded an accrued liability of approximately $2,500 for advanced fees it received from ACAC that was to be applied against future fees owed by ACAC under these service agreements. This liability was settled through a declaration of a dividend by ACAC at the end of 2010.

Leap Tide Capital Management

In December 2010, the Company sold Leap Tide Capital Management, Inc. (LTCMI) to Leap Tide Capital Management LLC (LTCML), an unaffiliated third party, for approximately $500. The resulting gain from the sale was immaterial to the Company’s results of operations, financial position or liquidity. LTCMI, which was a wholly-owned subsidiary of the Company prior to the sale, managed a portion of the Company’s investment portfolio as well as hedge funds invested in with funds from qualified third-party investors, including the Karfunkel family. LTCMI earned approximately $272, $47 and $603 of management fees on the investment portfolio during the years ended December 31, 2010, 2009 and 2008, respectively. The Company, through certain of its subsidiaries, continues to use LTCML to manage a portion of its investment portfolio totaling approximately $7,100 as of December 31, 2010.

Lease Agreements

In 2002, the Company entered into a lease for approximately 9,000 square feet of office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. Effective January 1, 2008, the Company entered into an amended lease whereby it increased its leased space to 14,807 square feet and extended the lease through December 31, 2017. The Company’s Audit Committee reviewed and approved the amended lease agreement as amended. The Company paid approximately $689, $586 and $587 for the lease for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2008, the Company entered into a lease for approximately 5,000 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity which is wholly-owned by Michael Karfunkel and George Karfunkel. Effective May 1, 2009, the Company entered into an amended lease by which the Company increased its leased space to 7,156 square feet. The Company’s Audit Committee reviewed and approved the lease agreement. The Company paid approximately $257, $168 and $123 for the years ended December 31, 2010, 2009 and 2008, respectively.

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2010 and 2009. The Company recorded a total of $423 and $260 for the years ended December 31, 2010 and 2009, respectively, for Diversified’s services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, the Company’s Chief Operating Officer. During several prior years, Diversified provided similar services to the Company. While the arrangements were not pre-approved by the Audit Committee, upon subsequent review, the Audit Committee determined that the contracts were not less favorable to the Company than similar services provided at arms-length.

13. Investment in Life Settlements

In July 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC and a third-party administrator for the purposes of acquiring certain life settlement contracts. A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. The Company and ACAC

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Investment in Life Settlements  – (continued)

each initially contributed approximately $6,000 for their respective fifty percent ownership interest in Tiger. The third party serves as the administrator of the life settlement contract portfolio, for which it receives an annual fee. Under the terms of the agreement, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company is responsible for certain actuarial and finance functions related to Tiger. Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of Tiger. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

In July 2010, Tiger acquired certain life insurance policies and cash value loans for approximately $11,972. The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. The Company determines fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premium, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statement of Income. The Company recorded a gain of approximately $11,855 upon initial acquisition of the life insurance policies. The Company’s investments in life settlements and cash value loans were approximately $31,457 as of December 31, 2010 and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet.

In addition to the 79 policies disclosed in the table below, the Company owns 143 premium finance loans, which are secured by life insurance policies and are carried at a value of $9,302. The face value amount of these 143 life insurance policies is $825,200. If policyholders default on these loans, the Company will become the beneficiary on the underlying life insurance policy, at which point the Company has the option to make premium payments on the policies or allow the policies to lapse. If the policyholders do not default on the loans, the Company will be repaid the amount of the premium finance loans.

The following table describes the Company’s investment in life settlements as of December 31, 2010:

(Amounts in thousands, except Life Settlement Contracts) Remaining life expectancy as of December 31, 2010	Number of Life Settlement Contracts	Fair Value	Face Value
0 – 1	—	—	—
1 – 2	—	—	—
2 – 3	—	—	—
3 – 4	—	—	—
4 – 5	—	—	—
Thereafter	79	$22,155	$495,183
Total	79	$22,122	$495,183

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Investment in Life Settlements  – (continued)

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2010, are as follows:

Amounts in thousands	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2011	$2,415	$5,539	$7,954
2012	4,107	7,825	11,932
2013	5,079	9,800	14,879
2014	5,754	11,060	16,814
2015	6,021	11,853	17,874
Thereafter	214,295	375,926	590,221
	$237,671	$422,003	$659,674

14. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses:

Policy Acquisition Expenses	2010	2009	2008
Policy acquisition expenses	$180,757	$120,182	$100,806
Salaries and benefits	97,934	80,179	65,416
Other insurance general and administrative expense	24,118	43,918	37,525
	$302,809	$244,279	$203,747

15. Share Based Compensation

During 2010, the Company adopted the 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. This plan replaced the 2005 Equity Incentive Plan. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. All remaining unissued shares related to the Company’s previously existing 2005 and Equity and Incentive Plan were absorbed into the Plan. As of December 31, 2010, approximately 5,900,000 shares of Company common stock remained available for grants under the Plan.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

15. Share Based Compensation  – (continued)

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Volatility	31.43%	31.04%	28.84%
Risk-free interest rate	1.92%	2.50%	1.80%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.98%	1.98%	1.00%
Forfeiture rate	0.50%	1.45%	3.00%

A summary of the Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008 is shown below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,168,089	$10.12	3,728,500	$9.88	3,126,250	$8.91
Granted	276,250	14.24	565,539	10.95	732,500	13.96
Forfeited	(116,500)	11.16	(92,250)	9.26	(31,500)	7.88
Exercised	(200,913)	8.10	(33,700)	7.50	(98,750)	7.50
Outstanding at end of year	4,126,926	$10.46	4,168,089	$10.12	3,728,500	$9.88

The weighted average grant date fair value of options granted was $3.94, $3.04 and $4.46 during 2010, 2009 and 2008, respectively. The Company had approximately $2,564, $5,144 and $6,900 of unrecognized compensation cost related to unvested stock options as of December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, all option grants outstanding had an approximate weighted average remaining life of 6.7 years. As of December 31, 2010 and 2009, there were approximately 3,118,000 shares and 2,576,000 shares, respectively, with a weighted average exercise price of $9.62 and $9.11, respectively which were exercisable. The intrinsic value of stock options exercised during 2010, 2009 and 2008 was less than $1,300. Cash received from options exercised was $1,770, $315 and $1,612 during 2010, 2009 and 2008.

During 2010, the Company issued 50,000 shares of restricted stock with a market value of approximately $700. The Board has set a four year vesting period for the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $137 related to this grant during the year ended December 21, 2010.

During 2010, the Company issued approximately 90,000 RSUs with a market value of approximately $1,250. The Board has set a four year vesting period for RSUs. The fair value of each RSU is equal to the market price of the Company’s common stock at the date of grant. Expense relating to the RSU grant is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $195 related to RSU grants during the year ended December 31, 2010.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $3,386, $4,241 and $3,136 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 there was approximately $4,189 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2010, 2009 and 2008:

(Amounts in Thousands) Income Tax Provision (Benefit)	2010	2009	2008
Current	$31,910	$15,177	$18,094
Deferred	17,195	12,282	2,473
	$49,105	$27,459	$20,567

The effective income tax rate differs from the statutory income tax rate as follows for the years ended December 31, 2010, 2009 and 2008:

(Amounts in Thousands)	2010	2009	2008
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries	171,401	131,504	101,586
Equity in earnings (loss) of unconsolidated subsidiaries	24,044	(822)	(991)
Non-controlling interest	(3,875)	—	2,900
Income before provision for income taxes	$191,570	$130,682	$103,495
Tax at federal statutory rate of 35%	$67,049	$45,740	$36,223
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(16,075)	(12,905)	(13,502)
Foreign currency gain	(247)	(860)	(864)
Other, net	(1,622)	(4,515)	(1,290)
	$49,105	$27,459	$20,567

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are shown below:

(Amounts in Thousands)	2010	2009
Deferred tax assets:
Unearned premiums	$37,930	$32,477
Ceding commission	31,749	16,887
Carryforward loss	20,990	19,182
Other	16,327	19,762
Losses and LAE reserves	6,718	8,101
Bad debt	4,628	2,977
	$118,342	$99,386
Deferred tax liabilities:
Deferred acquisition costs	$(110,384)	$(79,950)
Depreciation	(5,501)	(2,798)
Other	(4,610)	(6,502)
Equity results which cannot be liquidated tax free	(4,179)	—
Cash surrender value	(1,877)	(1,770)
Accrual market discount	(1,674)	(751)
	(128,225)	(91,771)
Deferred tax (liability) asset, net	$(9,883)	$7,615

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Income Taxes  – (continued)

The Company’s management believes that it will realize the benefits of its deferred tax asset and, accordingly, no valuation allowance has been recorded for the periods presented. The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries where, in management’s opinion, such earnings have been indefinitely reinvested. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments. The deferred tax asset related to Loss and LAE reserves of $6,718 is net of the deferred tax liability of $17,090 for use of equalization reserves which were acquired as part of the AmTrust Re Gamma and AmTrust Re Omega acquisitions.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2007 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2010, the Company has approximately $200 of accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

During 2007, the Company, while performing a review of the income tax return filed with the Internal Revenue Service (“IRS”) for calendar year ending December 31, 2006, determined an issue existed per FASB ASC 740-10 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $1,017 (including $200 for penalties and interest) and has reflected this position, per FASB ASC 740-10 guidelines, in the consolidated financial statements.

During 2006, the IRS completed an audit of the 2002 and 2003 consolidated federal income tax returns of the Company’s subsidiaries, AIIS (now known as AmTrust North America of Florida, Inc.) and AIIC, (collectively “Associated”), which the Company acquired in 2007. In August 2009, the IRS, with the Company’s consent, issued an assessment of additional tax in the aggregate amount of $350. In September 2009, the IRS, with the Company’s consent, assessed interest in the total amount of $287. The Company made payment of the additional tax in full in the third quarter of 2009 and the related interest payment in October 2009. As a result of these payments, the Company believes the aforementioned liabilities have been settled with the IRS and that all remaining settlements to the previous shareholders of Associated were made in 2010.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Income Taxes  – (continued)

A reconciliation of the total amounts of gross unrecognized tax benefits is as follows:

(Amounts in thousands)	2010	2009
Gross unrecognized tax benefit as of January 1	$5,293	$5,240
Decreases in tax positions for prior years	(4,325)	—
Increases in tax positions for prior years	49	53
Decreases in tax positions for current year	—	—
Increases in tax positions for current year	—	—
Lapse in statute of limitations	—	—
Settlements	—	—
Gross unrecognized tax benefits as of December 31	$1,017	$5,293

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
Major tax jurisdictions:
United States	2006 – 2009
United Kingdom	2007 – 2009
Ireland	2006 – 2009

17. Employee Benefit Plans

The Company sponsors a defined contribution pension plan. Participation in this plan is available to a majority of employees. Contributions to this plan were based on a percentage of employee contributions. The cost of this plan for the Company was approximately $1,172, $1,021 and $880 for the years ended December 31, 2010, 2009 and 2008, respectively.

18. Earnings per Share

Effective January 1, 2009, the Company adopted ASC subtopic 260-10, Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, requiring the two-class method of computing earnings per share. The prior periods’ earnings per share data was not required to be retrospectively adjusted as all participating securities were issued in 2010.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

18. Earnings per Share  – (continued)

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

(Amounts in Thousands, except for earnings per share)	2010	2009	2008
Basics earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$142,465	$103,223	$82,928
Less: Net income allocated to participating securities and redeemable non-controlling interest	81	—	—
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$142,384	$103,223	$82,928
Weighted average shares outstanding – basic	59,491	59,433	59,991
Less: Weighted average participating shares outstanding	38	—	—
Weighted average common shares outstanding – basic	59,453	59,433	59,991
Net income per AmTrust Financial Services, Inc. common shares – basic	$2.39	$1.74	$1.38
Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$142,465	$103,223	$82,928
Less: Net income allocated to participating securities and redeemable non-controlling interest	81	—	—
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$142,384	$103,223	$82,928
Weighted average common shares outstanding – basic	59,453	59,433	59,991
Plus: Dilutive effect of stock options, other	893	521	680
Weighted average common shares outstanding – dilutive	60,346	59,954	60,671
Net income per AmTrust Financial Services, Inc. common shares – diluted	$2.36	$1.72	$1.37

As of December 31, 2010, there were approximately 300 anti-dilutive securities excluded from diluted earnings per share.

19. Accumulated Other Comprehensive Income (Loss)

(Amounts in thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2007	$687	$(32,375)	$(31,688)
Current period changes, net of tax	(13,006)	(61,121)	(74,127)
Balance, December 31, 2008	(12,319)	(93,496)	(105,815)
Current period changes, net of tax	4,863	83,932	88,795
Balance, December 31, 2009	(7,456)	(9,564)	(17,020)
Current period changes, net of tax	(4,820)	21,574	16,754
Balance, December 31, 2010	$(12,276)	$12,010	$(266)

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

Lease Commitments

The Company is obligated under approximately 33 leases for office space expiring at various dates through 2018. Future minimum lease payments as of December 31, 2010 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2011	$8,070
2012	5,333
2013	3,557
2014	3,101
2015	2,844
2016 and Thereafter	5,161
$28,066

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $8,490, $6,869 and $6,437, respectively.

Employment Agreements

The Company has employment agreements with approximately 28 of its key executives and employees. The agreements terminate on varying dates through 2020, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2020:

(Amounts in Thousands)
2011	$9,302
2012	5,912
2013	2,478
2014	602
2015	602
2016 and Thereafter	2,825
$21,721

21. Dividend Restriction and Risk Based Capital

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay and was approximately $253,000 and $202,300 as of December 31, 2010 and 2009, respectively. During 2010 and 2009, the Company received a dividend of $5,000 and $4,500, respectively, from one of its subsidiaries. The Company’s insurance subsidiaries did not pay any dividends in 2008.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

21. Dividend Restriction and Risk Based Capital  – (continued)

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2010 and 2009, the capital and surplus of the Company’s eight insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

22. Statutory Financial Data

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

Statutory surplus and net income for insurance operations as reported to regulatory authorities were approximately as follows:

(Amounts in thousands) December 31, 2010	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$186,470	$203,052	$11,473	$13,104
RIC (domestic)	43,957	50,023	4,445	6,197
WIC (domestic)	60,943	62,538	5,234	7,401
AIIC (domestic)	58,391	63,508	10,988	10,660
SNIC (domestic)	16,921	17,665	1,372	1,158
MCIC (domestic)	11,599	12,032	793	655
ALIC (domestic)	2,081	2,146	8	8
AICK (domestic)	12,718	13,372	836	817
AEL (United Kingdom)	89,710	89,710	14,161	14,223
AIU (Ireland)	128,028	135,880	22,117	17,589
AII (Bermuda)	286,714	406,088	52,312	52,312

(Amounts in thousands) December 31, 2009	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$167,316	$178,467	$15,259	$16,338
RIC (domestic)	36,782	40,460	8,772	9,413
WIC (domestic)	52,875	53,511	6,806	7,402
AIIC (domestic)	51,636	58,646	10,973	11,425
SNIC (domestic)	15,641	16,252	231	149
MCIC (domestic)	10,967	11,258	514	422
ALIC (domestic)	2,116	2,121	11	—
AICK (domestic)	9,648	10,035	(263)	(207)
AEL (United Kingdom)	37,785	37,785	2,015	2,266
AIU (Ireland)	96,329	111,156	15,387	13,999
AII (Bermuda)	224,823	327,681	17,891	17,891

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

22. Statutory Financial Data  – (continued)

(Amounts in thousands) December 31, 2008	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$146,699	$164,027	$7,680	$13,169
RIC (domestic)	30,702	32,442	5,693	6,145
WIC (domestic)	37,167	41,069	5,109	5,877
AIIC (domestic)	45,068	44,295	13,507	11,399
SNIC (domestic)	15,276	15,805	89	525
MCIC (domestic)	10,390	10,556	113	173
ALIC (domestic)	2,085	2,122	21	33
AICK (domestic)	9,991	10,160	76	380
AEL (United Kingdom)	18,519	18,519	5,459	5,459
AIU (Ireland)	76,067	93,242	8,267	17,204
AII (Bermuda)	183,063	220,610	1,346	1,346

23. Geographic Information

Three of the Company’s insurance subsidiaries (AII, AIU and AEL) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For 2010, 34% of the Company’s gross written premiums related to foreign risks, of which 37% were written from the United Kingdom. For 2009, 21% of the Company’s gross written premiums related to foreign risks, of which 47% were written from the United Kingdom. For 2008, 19% of the Company’s gross written premiums related to foreign risks, of which 44% were written from the United Kingdom. As of December 31, 2010 and 2009, approximately 47% and 46%, respectively, of the consolidated assets were located outside the United States. For the years ended 2010, 2009 and 2008, approximately 70%, 66% and 69%, respectively, of the consolidated revenues earned were located in or derived from foreign countries. The foreign and domestic components of income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries are as follows:

(Amounts in Thousands) December 31,	2010	2009	2008
Domestic	$76,927	$78,941	$68,701
Foreign	94,837	66,988	48,462

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2010:
Revenue	$299,340	$603,827	$99,291
Property and equipment	30,340	—	549
December 31, 2009:
Revenue	$249,934	$429,042	$61,235
Property and equipment	15,428	—	430
December 31, 2008:
Revenue	$176,085	$329,287	$71,159
Property and equipment	14,840	—	267

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Segments

The Company currently operates four business segments, Small Commercial Business; Specialty Risk and Extended Warranty; Specialty Program and Personal Lines Reinsurance (began in 2010 with the investment in ACAC). The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on net written premium by segment. Income taxes are allocated on a pro rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize business segments as follows for 2010, 2009 and 2008:

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year ended December 31, 2010:
Gross premium written	$465,951	$748,525	$264,051	$82,295	—	$1,560,822
Net premium written	243,146	362,100	139,685	82,295	—	827,226
Change in unearned premium	9,296	(58,517)	568	(32,914)	—	(81,567)
Net earned premium	252,442	303,583	140,253	49,381	—	745,659
Ceding commission – primarily related party	66,282	48,015	23,964	—	—	138,261
Loss and loss adjustment expense	(154,442)	(191,149)	(94,261)	(31,629)	—	(471,481)
Acquisition costs and other underwriting expenses	(128,142)	(98,547)	(60,071)	(16,049)	—	(302,809)
	(282,584)	(289,696)	(154,332)	(47,678)	—	(774,290)
Underwriting income	36,140	61,902	9,885	1,703	—	109,630
Service, fee and other revenues	19,696	29,729	—	—	12,642	62,067
Investment income and realized gain (loss)	21,951	20,339	11,616	2,564	—	56,470
Other expenses	(17,966)	(24,443)	(10,397)	(3,597)	—	(56,403)
Interest expense	(4,110)	(5,591)	(2,378)	(823)	—	(12,902)
Foreign currency gain	—	684	—	—	—	684
Gain on life settlement contracts	3,776	5,138	2,185	756	—	11,855
Provision for income taxes	(17,042)	(25,142)	(3,126)	(173)	(3,622)	(49,105)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	24,044	24,044
Non-controlling interest	(1,235)	(1,679)	(714)	(247)	—	(3,875)
Net income attributable to AmTrust Financial Services, Inc.	$41,210	$60,937	$7,071	$183	$33,064	$142,465

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Segments  – (continued)

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year ended December 31, 2009:
Gross premium written	$469,627	$461,338	$267,981	$—	$1,198,946
Net premium written	255,496	245,604	142,326	—	643,426
Change in unearned premium	(16,525)	(55,378)	2,359	—	(69,544)
Net earned premium	238,971	190,226	144,685	—	573,882
Ceding commission – primarily related party	59,415	25,909	28,607	—	113,931
Loss and loss adjustment expense	(137,525)	(98,797)	(91,449)	—	(327,771)
Acquisition costs and other underwriting expenses	(119,734)	(55,551)	(68,994)	—	(244,279)
	(257,259)	(154,348)	(160,443)	—	(572,050)
Underwriting income	41,127	61,787	12,849	—	115,763
Service and fee income	12,323	9,841	—	8,526	30,690
Investment income and realized gain (loss)	9,880	6,731	5,097	—	21,708
Other expenses	(9,073)	(8,114)	(5,045)	—	(22,232)
Interest expense	(6,890)	(6,162)	(3,832)	—	(16,884)
Foreign currency gain	—	2,459	—	—	2,459
Provision for income taxes	(9,891)	(13,894)	(1,894)	(1,780)	(27,459)
Equity in earnings of unconsolidated subsidiaries — related party	—	—	—	(822)	(822)
Net income	$37,476	$52,648	$7,175	$5,924	$103,223

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Segments  – (continued)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year ended December 31, 2008:
Gross premium written	$458,842	$415,921	$235,811	$—	$1,110,574
Net premium written	226,573	209,230	119,110	—	554,913
Change in unearned premium	(53,546)	(55,294)	(6,976)	—	(115,816)
Net earned premium	173,027	153,936	112,134	—	439,097
Ceding commission – primarily related party	59,032	26,998	29,444	—	115,474
Loss and loss adjustment expense	(90,004)	(78,832)	(69,467)	—	(238,303)
Acquisition costs and other underwriting expenses	(97,856)	(47,637)	(58,254)	—	(203,747)
	(187,860)	(126,469)	(127,721)	—	442,050
Underwriting income	44,199	54,465	13,857	—	112,521
Service and fee revenues	12,646	8,750	—	7,582	28,978
Investment income, realized gain (loss) and loss on managed assets	(2,024)	(1,301)	(793)	(2,900)	(7,018)
Other expenses	(7,958)	(6,337)	(3,023)	—	(17,318)
Interest expense	(7,844)	(6,688)	(3,745)	—	(18,277)
Foreign currency gain	—	2,700	—	—	2,700
Provision for income taxes	(7,899)	(10,445)	(1,275)	(948)	(20,567)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	(991)	(991)
Non-controlling interest in net income of subsidiary	—	—	—	2,900	2,900
Net income	$31,120	$41,144	$5,021	$5,643	$82,928

(Amounts in thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of December 31, 2010:
Fixed assets	$9,839	$13,386	$5,694	$1,970	$—	$30,889
Goodwill and intangible assets	87,001	95,737	15,088	—	—	197,826
Total assets	1,581,946	1,716,980	741,835	141,692	—	4,182,453
As of December 31, 2009:
Fixed assets	$6,471	$5,788	$3,599	$—	$—	$15,858
Goodwill and intangible assets	80,849	19,319	15,660	—	—	115,828
Total assets	1,582,247	1,001,347	816,770	—	—	3,400,364

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Equity Investment in Unconsolidated Subsidiary

The following table summarizes total assets, total liabilities, and results of operations for the Company’s unconsolidated equity method investment in ACAC for the year ended December 31, 2010:

(Amounts in thousands)	As of December 31, 2010
Balance sheet data:
Investments	$840,504
Premiums and other receivables	363,505
Reinsurance recoverable – unpaid loss	695,023
Total assets	2,229,662
Reserve for insurance loss and loss adjustment expenses	1,081,630
Unearned insurance premiums and revenue	443,910
Total liabilities	1,903,984

For the period between March 1, 2010 through December 31, 2010
Results of operations:
Gross written premium	$904,553
Net earned premium	560,917
Income from continuing operations	70,034
Net income	119,211

26. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2010
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$148,100	$196,261	$190,885	$210,413
Investment income	13,599	14,686	10,952	11,280
Net income	38,700	30,823	43,149	33,688
Income attributable to Common Shareholders	38,700	30,823	39,296	33,646
Basic EPS	0.65	0.52	0.65	0.57
Diluted EPS	0.64	0.51	0.65	0.56

	2009
	March 31,	June 30,	September 30,	December 31,
Earned premium	$132,423	$136,803	$145,292	$159,364
Investment Income	13,589	13,582	14,079	13,215
Net income	24,162	26,771	24,221	28,069
Basic EPS	0.40	0.45	0.41	0.47
Diluted EPS	0.40	0.45	0.40	0.47

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

26. Quarterly Financial Data (Unaudited)  – (continued)

	2008
	March 31,	June 30,	September 30,	December 31,
Earned premium	$97,413	$115,945	$92,333	$133,406
Investment Income	13,531	14,190	15,391	16,346
Net income	22,263	26,350	9,361	24,954
Basic EPS	0.37	0.44	0.16	0.42
Diluted EPS	0.37	0.43	0.15	0.41

During the three months ended March 31, 2010 and December 31, 2010, the Company recorded a retrospective gain of $10,450 and $1,263, respectively, related to an acquisition gain on ACAC for the three months ended March 31, 2010 and related to a gain on the purchase of life settlement contracts in the three months ended September 30, 2010. The impact of the retrospective gain on net income and earnings per share was $6,792 and $0.11 for the three months ended March 31, 2010. The impact of the retrospective gain on net income and income attributable to common shareholders was $821 and $410, respectively.

27. Subsequent Event

On January 28, 2011, the Company entered into a $150,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $50,000 and an expansion feature not to exceed $50,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. In connection with entering into the Credit Agreement, the Company terminated its existing Loan Agreement, dated as of June 3, 2008, with JPMorgan Chase Bank, N.A., and its Uncommitted Line of Credit Letter Agreement, dated as of June 3, 2008, with JPMorgan Chase Bank, N.A. The Company used proceeds of borrowings under the Credit Agreement to pay off the $6,666 principal balance outstanding under the Loan Agreement and to repay the related fixed interest rate swap agreement. Letters of credit in the amount of approximately $27,800 that were issued and outstanding under the Uncommitted Line of Credit Letter Agreement will be deemed issued under the Credit Agreement. The Uncommitted Line of Credit Letter Agreement had no outstanding principal balance at termination.

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Credit Agreement also provides for customary events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest or fees within three days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, shall terminate the obligations of the lenders to make loans and to issue letters of credit under the Credit Agreement, declare the Company’s obligations under the Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the Credit Agreement. The Credit Agreement has a maturity date of January 28, 2014.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

27. Subsequent Event  – (continued)

ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the Alternate Base Rate) under the Credit Agreement will bear interest at (x) the greatest of (a) the administrative agent’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.5 percent or (c) the Adjusted LIBO Rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the Adjusted LIBO Rate for the Interest Period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on the Company’s consolidated leverage ratio).

Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2010 Type of Investment	Cost(1)	Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$616,394	$634,656	$634,656
States, municipalities and political subdivisions	67,396	66,675	66,675
Foreign governments	1,050	1,050	1,050
Public utilities	—	—	—
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	508,004	506,432	506,432
Certificates of deposit	—	—	—
Redeemable preferred stock	—	—	—
Total fixed maturities	1,192,844	1,208,813	1,208,813
Equity securities:
Common stocks:
Public utilities Banks, trust and insurance companies	3,612	2,910	2,910
Industrial, miscellaneous and all other Nonredeemable preferred stocks	14,965	14,502	14,502
Total equity securities	18,577	17,412	17,412
Short-term investments, at cost (approximates market value)	32,137	32,137	32,137
Other invested assets (approximates market value)	21,514	21,514	21,514
Total investments	$1,265,072	$1,279,876	$1,279,876

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2010	2009
	(In Thousands)
Assets:
Cash	$—	$1,627
Invested assets	5,009	6,316
Carrying value of subsidiaries, at equity	912,027	739,461
Other assets	113,844	134,431
Total Assets	1,030,880	881,835
Liabilities:
Due to affiliates – net	150,202	136,666
Notes payable	21,066	41,128
Junior subordinated debt	123,714	123,714
Other liabilities	19,384	10,935
Total Liabilities	314,366	312,443
Stockholders’ equity
Common stock	844	842
Paid-in and contributed capital	548,731	543,977
Treasury shares	(300,489)	(300,889)
Accumulated other comprehensive income	(266)	(17,020)
Retained earnings	467,694	342,482
Total Shareholders’ equity	716,514	569,392
Total Liabilities and shareholders’ equity	$1,030,880	$881,835

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Income:
Investment income	$2,900	$4,154	$4,612
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	160,150	117,473	87,308
Miscellaneous income (expense)	120	661	998
Total Income	163,170	122,288	88,306
Expenses:
Interest expense	1,725	3,422	1,484
Federal tax expense	4,746	5,547	2,469
Other expenses from operations	10,359	10,096	8,937
Total Expenses	16,830	19,065	12,890
Net Income	$146,340	$103,223	$80,028

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2010	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income	$146,340	$103,223	$80,028
Depreciation and amortization	1,197	1,104	1,445
Stock option compensation	3,386	4,241	3,136
Discount on note	771	1,067	716
Adjustments to reconcile net income to net cash Changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(71,492)	(117,224)	(65,864)
Equity (earnings) losses and gain on investments in unconsolidated subsidiaries	(24,044)	822	991
Other assets	20,587	(5,300)	(72,533)
Changes in liabilities increase (decrease):
Due to affiliates	13,536	58,994	9,559
Other liabilities	8,449	(2,476)	27,429
Net cash provided by (used in) operating activities	98,732	44,451	(12,194)
Cash flows from investing activities:
Investment in common stock	—	—	(5,000)
Capital expenditures	(299)	(36)	(1,305)
Investment in unconsolidated subsidiary	(53,055)	—	—
Acquisition of intangible assets	—	(7,610)	(3,204)
Acquisition of subsidiary companies, net of cash acquired	(11,295)	—	—
Net cash used in investing activities	(64,649)	(7,646)	(9,509)
Cash flows from financing activities:
Issuance of notes	—	—	40,000
Payment of notes	(20,833)	(20,833)	(6,667)
Financing fees	—	—	(52)
Net, issuance (repurchase) of common stock	1,770	(5,771)	1,032
Dividends paid	(16,647)	(13,088)	(10,200)
Net cash (used in) provided by financing activities	(35,710)	(39,692)	24,113
Net decrease in cash and cash equivalents	(1,627)	(2,887)	(490)
Cash and cash equivalents, beginning of the year	1,627	4,514	5,004
Cash and cash equivalents, end of period	$—	$1,627	$4,514

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2010, 2009 and 2008 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2010:
Small Commercial Business	$40,281	$766,998	$224,490	$252,442	$19,636	$154,442	$43,097	$85,045	$243,146
Specialty Risk and Extended Warranty	147,650	167,517	653,138	303,583	18,195	191,149	36,404	62,143	362,100
Specialty Program	25,820	318,187	114,423	140,253	10,392	94,261	22,584	37,487	139,685
Personal Lines Reinsurance	10,920	10,835	32,914	49,381	2,294	31,629	—	16,049	82,295
Total	$224,671	$1,263,537	$1,024,965	$745,659	$50,517	$471,481	$102,085	$200,724	$827,226
2009:
Small Commercial Business	$41,473	$763,143	$226,927	$238,971	$25,163	$137,525	$43,780	$75,954	$255,496
Specialty Risk and Extended Warranty	23,425	121,869	326,203	190,226	17,143	98,797	13,804	41,747	245,604
Specialty Program	115,281	206,932	318,649	144,685	12,981	91,449	15,947	53,047	142,326
Total	$180,179	$1,091,944	$871,779	$573,882	$55,287	$327,771	$73,531	$170,748	$643,426
2008:
Small Commercial Business	$42,357	$752,506	$251,495	$173,027	$29,720	$90,004	$31,918	$73,896	$226,573
Specialty Risk and Extended Warranty	48,099	80,875	400,892	153,936	19,103	78,832	21,853	32,121	209,230
Specialty Program	13,509	180,678	107,528	112,134	11,644	69,467	16,479	44,798	119,110
Total	$103,965	$1,014,059	$759,915	$439,097	$60,467	$238,303	$70,250	$150,815	$554,913

See accompanying notes to financial statements.

Schedule IV

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE

At December 31, 2010, 2009 and 2008 and for the years then ended:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Amounts in Thousands)
2010
Premiums:
General Insurance	$1,375,993	$733,596	$184,829	$827,226	22.3%
2009
Premiums:
General Insurance	$1,117,090	$555,520	$81,856	$643,426	12.7%
2008
Premiums:
General Insurance	$1,061,100	$555,661	$49,474	$554,913	8.9%

See accompanying notes to financial statements.

Schedule VI

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2010	$463,535	$7,946	$411,332
2009	$332,598	$(4,827)	$313,082
2008	$238,847	$(544)	$257,165

See accompanying notes to financial statements.

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents defining rights of holders of the Company’s long-term indebtedness
10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2	AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)
10.3	Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.4	Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)
10.5	Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)
10.6	Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)
10.7	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)
10.8	Employment Agreement, dated as of March 1, 2010, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)
10.9	Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)
10.10	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)
10.11	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

Exhibit No.	Description
10.12	Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, to AmTrust International Insurance Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.13	Lease dated June 28, 2002, between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.14	First Lease Modification Agreement, dated as of February 1, 2005, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.15	Second Lease Modification Agreement, dated as of December 2007, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 14, 2008)
10.16	Form of Letter Agreement between AmTrust North America and Diversified Construction Management, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.17	Transfer Agency and Registrar Services Agreement dated as of February 3, 2006 by and between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134960) filed on August 25, 2006)
10.18	Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)
10.19	First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.20	Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.21	Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, LTD and Maiden Insurance Company, LTD (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)
10.22	Stock Purchase Agreement dated as of October 16, 2009 by and among, the Company, American Capital Acquisition Corporation (“ACAC”) and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.23	Joinder & Amendment No. 1 to Stock Purchase Agreement dated October 16, 2009 with ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.24	Stockholders Agreement dated as of October 16, 2009 by and among the Company, ACAC and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)

Exhibit No.	Description
10.25	Joinder Agreement dated as of February 26, 2010 to Stockholder Agreement by and among, the Company, ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.26	Amendment No. 1 to the Stockholders Agreement, dated August 4, 2010, by and among the Company, ACAC, The Michael Karfunkel 2005 Grantor Retained Annuity Trust and Michael Karfunkel (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)
10.27	Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)
10.28	Form of Incentive Stock Option Agreement, effective May 14, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)
10.29	Form of Non-qualified Stock Option Agreement for Non-Employee Directors, effective May 14, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)
10.30	Form of Restricted Stock Agreement, effective May 14, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)
10.31	Form of Restricted Stock Unit Agreement, effective May 14, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)
10.32	Credit Agreement, dated January 28, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 31, 2011)
10.33	Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and American Capital Partners Re, Ltd., effective March 1, 2010 (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)