Form 10-Q
period 2011-03-31
Amtrust Financial Services, Inc.
filed 2011-05-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of May 2, 2011, the Registrant had one class of Common Stock ($.01 par value), of which 59,641,526 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2011	December 31, 2010
(Amounts in Thousands)	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,187,222; $1,192,844)	$1,208,325	$1,208,813
Equity securities, available-for-sale, at market value (cost $17,773; $18,577)	16,957	17,412
Short-term investments	23,365	32,137
Equity investment in unconsolidated subsidiaries – related parties	80,915	77,136
Other investments	22,512	21,514
Total investments	1,352,074	1,357,012
Cash and cash equivalents	246,058	201,949
Accrued interest and dividends	9,039	7,979
Premiums receivable, net	787,839	727,561
Reinsurance recoverable (related party $405,297; $386,932)	822,546	775,432
Prepaid reinsurance premium (related party $296,667; $283,899)	507,637	484,960
Prepaid expenses and other assets	211,944	163,905
Federal income tax receivable	7,921	10,269
Deferred policy acquisition costs	237,014	224,671
Property and equipment, net	44,224	30,889
Goodwill	106,789	106,220
Intangible assets	87,761	91,606
	$4,420,846	$4,182,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,311,622	$1,263,537
Unearned premiums	1,085,423	1,024,965
Ceded reinsurance premiums payable (related party $118,876; $95,629)	317,837	266,314
Reinsurance payable on paid losses	8,648	11,343
Funds held under reinsurance treaties	3,038	3,217
Securities sold but not yet purchased, at market	3,955	8,847
Securities sold under agreements to repurchase, at contract value	252,366	347,617
Accrued expenses and other current liabilities	197,624	195,060
Deferred income taxes	19,969	9,883
Note payable on collateral loan – related party	167,975	167,975
Revolving credit facility	98,200	—
Secured term loan	10,800	—
Non-interest bearing note payable – net of unamortized discount of $437; $600	14,563	14,400
Term loan	—	6,667
Junior subordinated debt	123,714	123,714
Total liabilities	3,615,734	3,443,539
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,457 and 84,381 issued in 2011 and 2010, respectively; 59,641 and 59,565 outstanding in 2011 and 2010, respectively	845	844
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	551,046	548,731
Treasury stock at cost; 24,816 shares in 2011 and 2010, respectively	(300,489)	(300,489)
Accumulated other comprehensive income (loss)	8,099	(266)
Retained earnings	508,108	467,694
Total AmTrust Financial Services, Inc. equity	767,609	716,514
Non-controlling interest	36,903	21,800
Total stockholders’ equity	804,512	738,314
	$4,420,846	$4,182,453

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Revenues:
Premium income:
Net written premium	$234,019	$189,414
Change in unearned premium	(33,681)	(41,314)
Net earned premium	200,338	148,100
Ceding commission – primarily from related party	35,684	32,248
Service and fee income (related parties $3,439; $2,666)	25,189	7,966
Net investment income	14,192	13,599
Net realized gain on investments	415	1,785
Total revenues	275,818	203,698
Expenses:
Loss and loss adjustment expense	128,696	89,821
Acquisition costs and other underwriting expenses	81,234	61,346
Other	20,196	6,234
Total expenses	230,126	157,401
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	45,692	46,297
Other income (expenses):
Foreign currency loss	(284)	(717)
Interest expense	(3,754)	(3,572)
Net gain on investment in life settlement contracts	18,886	—
Total other income (expenses)	14,848	(4,289)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	60,540	42,008
Provision for income taxes	12,342	15,168
Income before equity in earnings of unconsolidated subsidiaries	48,198	26,840
Equity in earnings of unconsolidated subsidiaries – related parties	3,123	11,860
Net income	51,321	38,700
Net income attributable to non-controlling interest of subsidiary	(6,138)	—
Net income attributable to AmTrust Financial Services, Inc.	$45,183	$38,700

Earnings per common share:
Basic	$0.76	$0.65
Diluted	0.74	0.64
Dividends declared per share	$0.08	$0.07

Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	$—	$(5,138)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	(5,138)
Other net realized gain on investments	415	6,923
Net realized investment gain	$415	$1,785

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Cash flows from operating activities:
Net income	$51,321	$38,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,071	3,391
Equity earnings and gain on investment in unconsolidated subsidiaries	(3,123)	(11,860)
Gain on investment in life settlement contracts	(18,886)	—
Realized gain marketable securities	(415)	(6,923)
Non-cash write-down of marketable securities	—	5,138
Discount on notes payable	163	240
Stock compensation expense	1,459	825
Bad debt expense	1,147	1,935
Foreign currency loss	284	717
Changes in assets - (increase) decrease:
Premiums and note receivables	(61,425)	(71,823)
Reinsurance recoverable	(47,114)	(29,247)
Deferred policy acquisition costs, net	(12,343)	(27,517)
Prepaid reinsurance premiums	(22,677)	(4,440)
Prepaid expenses and other assets	(9,018)	16,180
Deferred tax asset (liability), net	10,086	5,004
Changes in liabilities - increase (decrease):
Reinsurance premium payable	51,523	54,117
Loss and loss expense reserve	48,085	16,058
Unearned premiums	60,458	42,759
Funds held under reinsurance treaties	(179)	(89)
Accrued expenses and other current liabilities	(86)	(11,190)
Net cash provided in operating activities	55,331	21,975
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	7,157	(32,316)
Net (purchases) sales of equity securities	1,447	3,884
Net (purchases) sales of other investments	161	(356)
Investment in ACAC	—	(53,055)
Acquisition of and capitalized premiums for life settlement contracts	(17,453)	—
Purchase of property and equipment	(15,402)	(766)
Net cash used in investing activities	(24,090)	(82,609)
Cash flows from financing activities:
Repurchase agreements, net	(95,251)	53,675
Revolving credit facility borrowing	98,200	—
Secured loan agreement	10,800	—
Term loan payment	(6,667)	(3,333)
Capital contribution to subsidiary	8,965	—
Stock option exercise and other	857	283
Dividends distributed on common stock	(4,761)	(3,559)
Debt financing fess	(1,394)	—
Net cash provided by financing activities	10,749	47,066
Effect of exchange rate changes on cash	2,119	(4,800)
Net increase (decrease) in cash and cash equivalents	44,109	(18,368)
Cash and cash equivalents, beginning of the period	201,949	233,810
Cash and cash equivalents, end of the period	$246,058	$215,442
Supplemental Cash Flow Information
Income tax payments	$57	$423
Interest payments on debt	3,151	2,563

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.   To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

During the three months ended March 31, 2010, the Company completed its strategic investment in American Capital Acquisition Corporation (“ACAC”), more fully described in Note 11 - Related Party Transactions.  ACAC was formed for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”), GMAC’s U.S. consumer property and casualty insurance business which occurred in March 2010.  In association with the GMAC acquisition, a retrospective gain of $10,450 was recorded by the Company during the three months ended June 30, 2010.  As such, the results of operations for the three months ended March 31, 2010 have been restated in this filing to include the related retrospective gain.  The impact of the gain was to increase pretax income by $10,450, net income and retained earnings by $6,792 and diluted earnings per share by $0.11.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities. The updated guidance is effective for the first interim period beginning on or after June 15, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for the Company on January 1, 2011. The Company is currently assessing the impact of the adoption of this guidance, but does not anticipate any material impact on its results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of March 31, 2011, are presented in the table below:

(Amounts in Thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$4,516	177	(52)	4,641
Common stock	13,257	1,319	(2,260)	12,316
U.S. treasury securities	85,202	1,394	(2,019)	84,577
U.S. government agencies	5,978	594	—	6,572
Municipal bonds	72,968	711	(1,502)	72,177
Corporate bonds:
Finance	412,159	11,083	(8,636)	414,606
Industrial	55,024	2,732	(4)	57,752
Utilities	41,213	1,852	(606)	42,459
Commercial mortgage backed securities	1,784	97	—	1,881
Residential mortgage backed securities:
Agency backed	503,802	16,697	(2,053)	518,446
Non-agency backed	7,815	721	(3)	8,533
Asset-backed securities	1,277	45	—	1,322
	$1,204,995	37,422	(17,135)	1,225,282

Proceeds from the sale of investments in available-for-sale securities during the three months ended March 31, 2011 and 2010 were approximately $286,240 and $148,081, respectively.

A summary of the Company’s available-for-sale fixed securities as of March 31, 2011, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,631	$4,841
Due after one through five years	129,634	131,102
Due after five through ten years	420,115	425,334
Due after ten years	118,164	116,865
Mortgage backed securities	514,678	530,183
Total fixed maturities	$1,187,222	$1,208,325

(b) Investment Income

Net investment income for the three months ended March 31, 2011 and 2010 was derived from the following sources:

(Amounts in Thousands)	2011	2010
Fixed maturities	$13,674	$11,704
Equity securities	166	327
Cash and short term investments	606	845
Interest on note receivable – related party	—	845
	14,446	13,721
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	254	122
	$14,192	$13,599

(c) Other-Than-Temporary Impairment

Other-than-temporary impairment (“OTTI”) charges of our fixed-maturities and equity securities for the three months ended March 31, 2011 and 2010 are presented in the table below:

(Amounts in Thousands)	2011	2010
Equity securities	$—	$5,138
Fixed maturity securities	—	—
	$—	$5,138

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of March 31, 2011:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$3,744	$(1,059)	7	$5,002	$(1,253)	49	$8,746	$(2,312)
U.S. treasury securities	49,760	(2,019)	8	—	—	—	49,760	(2,019)
Municipal bonds	40,548	(1,502)	14	—	—	—	40,548	(1,502)
Corporate bonds:
Finance	58,304	(1,452)	16	165,018	(7,184)	24	223,322	(8,636)
Industrial	3,279	(4)	2	—	—	—	3,279	(4)
Utilities	14,018	(606)	3	—	—	—	14,018	(606)
Commercial Mortgage backed securities	144	—	1	—	—	—	144	—
Residential mortgage backed securities:
Agency backed	148,536	(2,053)	3	—	—	—	148,536	(2,053)
Non-agency backed	—	—	—	27	(3)	1	27	(3)
Total temporarily impaired securities	$318,333	$(8,695)	54	$170,047	$(8,440)	74	$488,380	$(17,135)

There are 128 securities at March 31, 2011 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses. The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of March 31, 2011, the Company did not have any derivatives.

(d) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of March 31, 2011 was $3,719 for corporate bonds and $236 and for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2011. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of March 31, 2011, there were $252,366 principal amount outstanding at interest rates between 0.25% and 0.30%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2011 and 2010 was $253 and $123, respectively, of which $59 was accrued as of March 31, 2011. The Company has approximately $255,960 of collateral pledged in support of these agreements.

4.	Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2011:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$84,577	$84,577	$—	$—
U.S. government agencies	6,572	—	6,572	—
Municipal bonds	72,177	—	72,177	—
Corporate bonds:
Finance	414,606	—	414,606	—
Industrial	57,752	—	57,752	—
Utilities	42,459	—	42,459	—
Commercial mortgage backed securities	1,881	—	1,881	—
Residential mortgage backed securities:
Agency backed	518,446	—	518,446	—
Non-agency backed	8,533	—	8,533	—
Asset-backed securities	1,322	—	1,322	—
Equity securities	16,957	16,957	—	—
Short term investments	23,365	23,365	—	—
Other investments	22,512	—	—	22,512
Life settlement contracts	63,686	—	—	63,686
	$1,334,845	$124,899	$1,123,748	$86,198
Liabilities:
Equity securities sold but not yet purchased, market	$236	$236	$—	$—
Fixed maturity securities sold but not yet purchased, market	3,719	—	3,719	—
Securities sold under agreements to repurchase, at contract value	252,366	—	252,366	—
	$256,321	$236	$256,085	$—

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

For additional discussion regarding techniques used to value the Company’s investment portfolio, refer to Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in its 2010 Form 10-K.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2011 and 2010:

(Amounts in Thousands)	Balance as of December 31, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2011
Other investments	$21,514	$661	$498	$80	$(241)	$—	$22,512
Life settlement contracts	22,155	24,120	—	17,411	—	—	63,686
Total	$43,669	$24,781	$498	$17,491	$(241)	$—	$86,198

(Amounts in Thousands)	Balance as of December 31, 2009	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2010
Other investments	$12,746	$277	$981	$—	$15	$—	$14,019
Derivatives	(1,893)	—	—	—	1,540	—	(353)
Total	$10,853	$277	$981	$—	$1,555	$—	$13,666

The Company had no transfers between levels during the three months ended March 31, 2011 and 2010.

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

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of March 31, 2011 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances, which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of March 31, 2011:

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

The Company recorded $2,552 of interest expense for the three months ended March 31, 2011 and 2010.

Revolving Credit Agreement

On January 28, 2011, the Company entered into a three-year, $150,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $50,000 and an expansion feature not to exceed $50,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. In connection with entering into the Credit Agreement, the Company terminated the then existing Term Loan and Uncommitted Line of Credit Letter Agreement with JPMorgan Chase Bank, N.A.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of March 31, 2011.

As of March 31, 2011, the Company had outstanding borrowings of $98,200 under this Credit Agreement, of which approximately $92,000 was set aside for the Company's pending acquisition of a Luxembourg domiciled captive insurance company and other investment purposes and $6,667 was used to pay off the principal balance outstanding under its previous term loan and to repay the related fixed interest rate swap agreement.  The Company has outstanding letters of credit in place under the agreement at March 31, 2011 for $47,439, which reduced the availability on the line of credit for letters of credit to $2,561 and the availability under the facility to $4,361 as of March 31, 2011. The Company did not record a gain or loss on the extinguishment of its previous term loan.  The Company recorded approximately $1,324 of deferred financing costs related to the Credit Agreement.  Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on the Company’s consolidated leverage ratio).

The interest rate on the credit facility as of March 31, 2011 was 2.50%. The Company recorded interest expense of approximately $395 for the three months ended March 31, 2011 under the Credit Agreement.  The Company recorded $72 and $284 for the three months ended March 31, 2011 and 2010, respectively, related to the Term Loan.

Secured Loan Agreement

During February 2011, the Company entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded approximately $70 of deferred financing costs related to this agreement.  The Company recorded interest expense of approximately $51 for the three months ended March 31, 2011 related to this agreement. The loan is secured by an aircraft that a Company subsidiary acquired in February 2011.

The agreement contains certain covenants that are similar to the Company’s revolving credit facility. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft.  The agreement allows the Company, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first two annual principal payments were paid in 2009 and 2010, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $163 and $240 of amortized discount on the note in its results of operations for the three months ended March 31, 2011 and 2010, respectively. The note’s carrying value at March 31, 2011 was $14,563.

Other Letter of Credit

In addition to the aforementioned letters of credit, the Company, through a subsidiary, has a stand-by letter of credit with Travelers as of March 31, 2011 in the amount of $1,022 that will expire on March 31, 2012.

Maturities of Debt

Maturities of the Company’s debt subsequent to March 31, 2011 are as follows:

(Amounts in Thousands)	2011	2012	2013	2014	2015	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Revolving credit facility	—	—	—	98,200	—	—
Secured loan	782	977	1,021	1,068	1,116	5,836
Promissory note	7,201	7,362	—	—	—	—
Total	$7,983	$8,339	$1,021	$99,268	$1,116	$129,550

6.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2011 and 2010:

(Amounts in Thousands)	2011	2010
Policy acquisition expenses	$46,817	$25,291
Salaries and benefits	27,922	25,353
Other insurance general and administrative expense	6,495	10,702
	$81,234	$61,346

7.	Earnings Per Share

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

(Amounts in thousands except per share)	2011	2010
Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$45,183	$38,700
Less: Net income allocated to participating securities and redeemable non-controlling interest	25	—
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$45,158	$38,700

Weighted average common shares outstanding – basic	59,603	59,333
Less: Weighted average participating shares outstanding	38	—
Weighted average common shares outstanding – basic	59,565	59,333
Net income per AmTrust Financial Services, Inc. common shares - basic	$0.76	$0.65

Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$45,183	$38,700
Less: Net income allocated to participating securities and redeemable non-controlling interest	25	—
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$45,158	$38,700

Weighted average common shares outstanding – basic	59,565	59,333
Plus: Dilutive effect of stock options, other	1,167	854
Weighted average common shares outstanding – dilutive	60,732	60,187
Net income per AmTrust Financial Services, Inc. common shares - diluted	$0.74	$0.64

As of March 31, 2011, there were less than 100,000 anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

During 2010, the Company adopted the 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. All remaining unissued shares related to the Company’s previously existing 2005 Equity Incentive Plan were absorbed into the Plan. As of March 31, 2011, approximately 5,700,000 shares of Company common stock remained available for grants under the Plan.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the three months ended March 31, 2011 and 2010:

	2011		2010
(Amounts in Thousands Except per Share)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,127	$10.46	4,168	$10.12
Granted	175	14.98	54	13.75
Exercised	(76)	10.93	(38)	7.50
Cancelled or terminated	(24)	12.41	(10)	11.51
Outstanding end of period	4,202	$10.63	4,174	$10.18

 The weighted average grant date fair value of options granted during the three months ended March 31, 2011 and 2010 was approximately $7.24 and $3.79, respectively.

The Company issued 50,000 shares of restricted stock in the second quarter of 2010. The Board set a four-year vesting period for the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $44 related to this grant during the three months ended March 31, 2011.

The Company issued 75,884 RSUs with a market value of approximately $1,056 during the three months ended March 31, 2011. The Board set a four-year vesting period for RSUs. The fair value of each RSU is equal to the market price of the Company’s common stock at the date of grant. Expense relating to all RSU grants is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $123 related to all existing RSU grants during the three months ended March 31, 2011.

Compensation expense for all share-based payments under ASC 718-10-30, was approximately $1,459 and $825 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was approximately $5,600 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income and Shareholder Equity

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Net income attributable to AmTrust	$45,183	$38,700
Unrealized holding gain (loss)	3,272	7,997
Reclassification adjustment	1,253	4,155
Foreign currency translation	3,840	(5,547)
Comprehensive Income	$53,548	$45,305

The following table summarizes the ownership components of total equity for the three months ended March 31, 2011:

(Amounts in thousands)	AmTrust	Non-Controlling Interests	Total
Beginning Balance, January 1, 2011	$716,514	$21,800	$738,314
Net income	45,183	6,138	51,321
Unrealized holding gains and reclassification	4,525	—	4,525
Foreign currency translation	3,840	—	3,840
Comprehensive income	53,548	6,138	59,686
Capital contribution	—	8,965	8,965
Dividends	(4,769)	—	(4,769)
Share exercises and compensation, other	2,316	—	2,316
Ending Balance, March 31, 2011	$767,609	$36,903	$804,512

There were no distributions to non-controlling interests or changes in ownership percentages during the three months ended March 31, 2011.  The Company did not have a non-controlling interest as of March 31, 2010.

10.	Income Taxes

Income tax expense for the three months ended March 31, 2011 and 2010 was $12,342 and $15,168, respectively. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries	$60,540	$42,008
Equity in earnings of unconsolidated subsidiaries	3,123	11,860
Non-controlling interest	(6,138)	—
	$57,525	$53,868

Income taxes at statutory rates	$20,133	$18,854
Effect of income not subject to U.S. taxation	(7,643)	(3,244)
Other, net	(148)	(442)
Provision for income taxes as shown on the condensed consolidated statements of income	$12,342	$15,168
GAAP effective tax rate	21.5%	28.2%

The Company’s management believes that it will realize the benefits of its deferred tax assets, which is included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented. The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries where, in management’s opinion, such earnings have been indefinitely reinvested. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2006 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At March 31, 2011, the Company has approximately $200 of accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

During 2007, the Company, while performing a review of the income tax return filed with the Internal Revenue Service (“IRS”) for calendar year ending December 31, 2006, determined an issue existed under FASB ASC 740-10 guidelines concerning its position related to accrued market discount. The Company reverses accrued market discount income recognized for book purposes when calculating taxable income. The reversal results from the accrued market discount income recognized by the insurance subsidiaries for bonds and other investments. The Company inadvertently reversed the amount related to commercial paper investments on the 2006 income tax return. The Company has estimated the potential liability to be approximately $1,017 (including $200 for penalties and interest) and has reflected this position, per FASB ASC 740-10 guidelines, in the consolidated financial statements.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”).  Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of March 31, 2011, Michael Karfunkel owns or controls approximately 13.9% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.0% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.  The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated insuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd., net of commissions) and 40% of losses, excluding certain specialty risk programs that the Company commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (AIUL), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business except for retail commercial package business, for which AII receives a ceding commission of 34.375%. The Maiden Quota Share, which had an initial term of three years, has been renewed for a three-year term until June 30, 2013 and will automatically renew for successive three-year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

The following is the effect on the Company’s balance sheet as of March 31, 2011 and December 31, 2010 and the results of operations for the three months ended March 31, 2011 and 2010 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	March 31, 2011	December 31, 2010
Assets and liabilities:
Reinsurance recoverable	$405,297	$386,932
Prepaid reinsurance premium	296,677	283,899
Ceded reinsurance premiums payable	(118,876)	(95,629)
Note payable	(167,975)	(167,975)

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Results of operations:
Premium written – ceded	$(126,722)	$(114,092)
Change in unearned premium – ceded	12,786	11,689
Earned premium – ceded	$(113,936)	$(102,403)

Ceding commission on premium written	$39,725	$34,980
Ceding commission – deferred	(3,916)	(2,973)
Ceding commission – earned	$35,809	$32,007

Incurred loss and loss adjustment expense – ceded	$82,107	$71,172
Interest expense on collateral loan	486	476

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII  the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of March 31, 2011. The Company recorded $486 and $476 of interest expense during the three months ended March 31, 2011 and 2010, respectively.  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of March 31, 2011 was approximately $370,000. Maiden retains ownership of the collateral in the trust account.

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility will enable the Company to write business on a surplus lines basis throughout the United States, which it cannot, at present, do through its insurance subsidiaries. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated.  The Company did not enter into any material transactions related to this agreement during the three months ended March 31, 2011.

Effective September 1, 2010, the Company, through its subsidiary, Security National Insurance Company (“SNIC”), entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums. The reinsurance agreement’s impact on the Company’s results of operations, financial position or liquidity was immaterial for the three months ended March 31, 2011.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $1,584 and $1,510 of brokerage commission (recorded as a component of service and fee income) during the three months ended March 31, 2011 and 2010, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. The Company currently manages approximately $1,900,000 of assets as of March 31, 2011 related to this agreement. The investment management services fee is 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $725 and $678 of investment management fees (recorded as a component of service and fee income) for the three months ended March 31, 2011 and 2010, respectively.

American Capital Acquisition Corporation

 During the three months ended March 31, 2010, the Company completed its strategic investment in American Capital Acquisition Corporation (“ACAC”). ACAC was formed by The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”), GMAC’s U.S. consumer property and casualty insurance business. Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital initially required by ACAC, 53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and the Company’s conversion rights are subject to customary anti-dilution protections. The Company has the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of the Company’s appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including the Company’s appointees). In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $3,123 and $12,777 of income during the three months ended March 31, 2011 and 2010, respectively, related to its equity investment in ACAC.  In June of 2010, ACAC completed its purchase accounting required under ASC 323-10-15, Investments-Equity Method and Joint Ventures, which resulted in an acquisition gain to the Company of $10,450.  The Company has recorded this amount as a retrospective gain during the three months ended March 31, 2010 and is included in the above amount of $12,777.

The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportional share of deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement, which are payable over a three year period  ending March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments will not exceed $15,000.

The acquired GMAC consumer property and casualty insurance business (the “GMAC Business”) is a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMAC Insurers”).

In connection with the Company’ investment:

(i)
the Company provides ACAC and its affiliates information technology development services at a price of cost plus 20%. In addition, as a new system developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company is entitled to an additional fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates. The Company recorded approximately $731 and $215 of fee income for the three months ended March 31, 2011 and 2010, respectively, related to this agreement. The terms and conditions of the above are subject to regulatory approval.

(ii)
the Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. As a result of this agreement, the Company earned approximately $399 and $141 of investment management fees for the three months ended March 31, 2011 and 2010, respectively.

(iii)	ACAC is providing the Company with access to its agency sales force to distribute the Company’s products, and using its best efforts to have said agency sales team appointed as the Company’s agents.

(iv)	ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC in connection with the Acquisition.
(v)
the Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMAC Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMAC Insurers, as cedents, and the Company, American Capital Partners Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC Insurers and assume 50% of the related net losses.  The Company has a 20% participation in the Personal Line Quota Share, by which it receives 10% of net premiums of the personal lines business. The Personal Lines Quota Share has an initial term of three years and shall renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the GMAC Insurers on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the Personal Lines Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. The GMAC Insurers also may terminate the agreement on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the Personal Lines Quota Share on 60 days written notice in the event the GMAC Insurers are subject to a change of control, cease writing new and renewal business, effect a reduction in their net retention without the Company’s consent or fail to remit premium as required by the terms of the Personal Lines Quota Share. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMAC Insurers to TIC to $121,000 during calendar year 2011 to the extent TIC were to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $25,600 and $8,700 of business from the GMAC Insurers during the three months ended March 31, 2011 and 2010, respectively.

 As a result of these service agreements with ACAC, the Company recorded fees totaling approximately $1,130 and $356 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the outstanding balance related to these service fees and reimbursable costs was approximately $1,055.

 Lease Agreements

In January 2008, the Company entered into an amended agreement for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel.  The lease was amended such that it increased the leased space to 14,807 square feet and extended the lease through December 31, 2017.  The Company’s Audit Committee reviewed and approved this most recent extension of the lease.  The Company paid approximately $198 and $168 for the lease for the three months ended March 31, 2011 and 2010, respectively.

In January 2011, the Company entered into an amended agreement to lease office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel.   The lease was amended to increase the leased space to 9,030 square feet and extend the lease through October 31, 2017.  The Company’s Audit Committee reviewed and approved this amended lease agreement.  The Company paid approximately $83 and $47 for the three months ended March 31, 2011 and 2010, respectively.

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2011 and 2010. The Company recorded a total of $113 and $119 for the three months ended March 31, 2011 and 2010, respectively, for Diversified’s services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, the Company’s Chief Operating Officer. During several prior years, Diversified provided similar services to the Company. In March 2010, the Audit Committee ratified our existing contractual relationship and approved the ongoing contractual relationship with Diversified, including a determination that the contracts were not less favorable to the Company than similar services provided at arms’-length.

12.  Acquisitions

Warrantech

In August 2010, the Company, through its wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech Corporation (“Warrantech”) from WT Acquisition Holdings, LLC for approximately $7,500 in cash and an earnout payment to the sellers of a minimum of $2,000 and a maximum and $3,000 based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013. At the time of the acquisition, the Company had a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC and a $20,000 senior secured note due January 31, 2012 issued to it by Warrantech.  Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in principal amount equal to the interest not paid  in cash on such date. Warrantech is a developer, marketer and third party administrator of service contracts and aftermarket warranty products that largely serves the consumer products and automotive industries in the U.S. and Canada.

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

As a result, the ultimate acquisition price of Warrantech was $42,645 and the Company recorded goodwill and intangible assets of approximately $48,343 and $29,600, respectively. Acquisition related costs related to the deal were less than $100. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The results of operations from Warrantech, which are included in the Company’s Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $11,673 for the three months ended March 31, 2011.

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

In accordance with FASB ASC 805, Business Combinations, the Company’s total consideration paid for Risk Services was $11,700, which included cash of $11,100 and a value of $600 that was assigned for the redeemable non-controlling interest as determined using both a market and an income approach. The Company assigned a value of approximately $5,000 to intangible assets and $3,500 to goodwill. The intangible assets consisted of tradenames, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years. The Company included approximately $2,098 in the results of operations, as a component of service and fee income, for the three months ended March 31, 2011, in its Small Commercial Business segment.

13.  Investment in Life Settlements

During the third quarter of 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring certain life settlement contracts. A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy.  The Company and ACAC each have a fifty percent ownership interest in Tiger. Upon formation, the Company and ACAC each contributed approximately $6,000 to purchase a portfolio of life insurance policies and premium finance loans. Additionally, during the three months ended March 31, 2011 each party contributed approximately $8,600 to Tiger.  A third party serves as the administrator of the life settlement contract portfolio, for which it receives an annual fee.  Under the terms of the agreement, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.  The Company is responsible for certain actuarial and finance functions related to Tiger.  Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of Tiger.  As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

During the three months ended March 31, 2011, Tiger acquired certain life insurance policies for approximately $10,980.  The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method.  The election is made on an instrument-by-instrument basis and is irrevocable.  The Company has elected to account for these policies using the fair value method.  The Company determines fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.  The Company recorded other income of approximately $18,886 during the three months ended March 31, 2011 related to the life insurance policies.  The Company’s investments in life settlements and cash value loans were approximately $70,862 as of March 31, 2011 and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet.

In addition to the 145 policies disclosed in the table below, the Company owns 95 premium finance loans, which are secured by life insurance policies and are carried at a value of $7,176. The face value amount of the related 145 life insurance policies and 95 premium finance loans is approximately $947,183 and $517,700, respectively. If policyholders default on these loans, the Company will become the beneficiary on the underlying life insurance policy, at which point the Company has the option to make premium payments on the policies or allow the policies to lapse. If the policyholders do not default on the loans, the Company will be repaid the amount of the premium finance loans.

The following table describes the Company’s investment in life settlements as of March 31, 2011:

(Amounts in thousands, except Life Settlement Contracts) Remaining life expectancy as of March 31, 2011	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	—	—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	145	$63,686	$947,183
Total	145	$63,686	$947,183

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2011, are as follows:

(Amounts in thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2011	$10,074	$3,203	$13,277
2012	13,049	5,041	18,090
2013	14,886	5,543	20,429
2014	15,893	5,972	21,864
2015	16,595	6,431	23,026
Thereafter	427,283	223,172	650,455
Total	$497,780	$249,362	$747,141

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

 As a result of its equity investment in ACAC, the Company made an initial investment in ACAC in the amount of approximately $53,000.  In addition, the Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement (See Note 11. Related Party Transactions), which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments shall not exceed $15,000.

15.  Segments

The Company currently operates four business segments, Small Commercial Business; Specialty Risk and Extended Warranty; Specialty Program and Personal Lines Reinsurance. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on net written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on net written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on net written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize the results of operations of the business segments for the three months ended March 31, 2011 and 2010:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended March 31, 2011:
Gross written premium	$140,716	$227,748	$49,976	$25,587	$—	$444,027

Net written premium	77,651	104,547	26,234	25,587	—	234,019
Change in unearned premium	(15,790)	(19,970)	4,536	(2,457)	—	(33,681)
Net earned premium	61,861	84,577	30,770	23,130	—	200,338

Ceding commission - primarily related party	18,325	12,899	4,460	—	—	35,684

Loss and loss adjustment expense	(36,763)	(57,424)	(19,705)	(14,804)	—	(128,696)
Acquisition costs and other underwriting expenses	(34,756)	(26,648)	(12,312)	(7,518)	—	(81,234)
	(71,519)	(84,072)	(32,017)	(22,322)	—	(209,930)

Underwriting income	8,667	13,404	3,213	808		26,092
Service and fee income	5,241	16,506	4	—	3,438	25,189
Investment income and realized gain (loss)	5,750	5,515	2,603	739	—	14,607
Other expenses	(7,312)	(9,021)	(2,431)	(1,432)	—	(20,196)
Interest expense	(1,359)	(1,677)	(452)	(266)	—	(3,754)
Foreign currency loss	—	(284)	—	—	—	(284)
Gain on life settlement contracts	6,837	8,436	2,273	1,340	—	18,886
Provision for income taxes	(3,634)	(6,703)	(1,062)	(242)	(701)	(12,342)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	3,123	3,123
Non-controlling interest	(2,222)	(2,742)	(739)	(435)	—	(6,138)
Net income attributable to AmTrust Financial Services, Inc.	$11,968	$23,434	$3,409	$512	$5,860	$45,183

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended March 31, 2010:
Gross written premium	$122,702	$152,174	$54,655	$8,700	$—	$338,231

Net written premium	61,438	86,049	33,227	8,700	—	189,414
Change in unearned premium	(1,834)	(34,285)	3,505	(8,700)	—	(41,314)
Net earned premium	59,604	51,764	36,722	—	—	148,100

Ceding commission - primarily related party	21,226	7,903	3,119	—	—	32,248

Loss and loss adjustment expense	(35,088)	(31,160)	(23,573)	—	—	(89,821)
Acquisition costs and other underwriting expenses	(34,181)	(14,711)	(12,454)	—	—	(61,346)
	(69,269)	(45,871)	(36,027)	—	—	(151,167)

Underwriting income	11,561	13,796	3,824	—	—	29,181

Service and fee income	2,574	2,726	—	—	2,666	7,966
Investment income and realized gain (loss)	6,656	5,283	3,229	216	—	15,384
Other expenses	(2,192)	(2,847)	(1,016)	(179)	—	(6,234)
Interest expense	(1,257)	(1,631)	(582)	(102)	—	(3,572)
Foreign currency loss	—	(717)	—	—	—	(717)
Provision for income taxes	(6,261)	(5,998)	(1,970)	24	(963)	(15,168)
Equity in earnings of unconsolidated investment – related parties	—	—	—	—	11,860	11,860
Net income	$11,081	$10,612	$3,485	$(41)	$13,563	38,700

 The following tables summarize long lived assets and total assets of the business segments as of March 31, 2011 and December 31, 2010:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of March 31, 2011:
Fixed assets	$16,011	$19,753	$5,323	$3,137	$—	$44,224
Goodwill and intangible assets	86,632	92,963	14,955	—	—	194,550
Total assets	1,716,516	1,883,378	653,144	167,808	—	4,420,846

As of December 31, 2010:
Fixed assets	$9,839	$13,386	$5,694	$1,970	$—	$30,889
Goodwill and intangible assets	87,001	95,737	15,088	—	—	197,826
Total assets	1,581,946	1,716,980	741,835	141,692	—	4,182,453

16.  Subsequent Events

On April 21, 2011, the Company, through its wholly-owned subsidiaries AmTrust North America, Inc. and SNIC, and Dave Jones, Insurance Commissioner of the State of California acting solely in his capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that sets forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”), by which the Company will acquire the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”) a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”), and a Reinsurance Administrative Services Agreement (the “Administration Agreement”) to be entered into by the Company and the Conservator upon approval of the Superior Court of San Francisco, California, in which the conservation of Majestic is pending (the “Conservation Court”). The Conservation Court has scheduled a hearing on the Rehabilitation Plan for June 2, 2011.

In accordance with the Purchase Agreement, Conservator intends to sell, and the Company intends to buy, the right to offer, quote and solicit the renewals of in-force workers’ compensation policies written by Majestic and certain assets required by Majestic to conduct its business, including intellectual property and information technology, and furniture, fixtures and equipment. The Purchase Agreement further provides that the Company shall offer employment to most of Majestic’s California-based employees, and assume all or part of certain contracts related to Majestic’s workers’ compensation business, including leases for Majestic’s California office space.

In accordance with the Reinsurance Agreement, the Company shall, as of the closing date, assume all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies without any aggregate limit. In addition, the Company shall assume 100% of the unearned premium, as of closing, on all in-force Majestic policies. The Company shall receive from Majestic cash and invested assets in an amount equal to the Company’s estimate of Majestic’s loss and loss adjustment expense reserves and unearned premium reserves, each as of the closing.

Pursuant to the Administration Agreement, the Company shall perform for the Conservator all administrative services with respect to the Majestic business reinsured by the Company, without cost.

Each of the Purchase Agreement, Reinsurance Agreement and Administration Agreement are integrated components of the Rehabilitation Plan. The Reinsurance Agreement, by which the Company will assume Majestic’s policyholder liabilities as of the closing, including reserve deficiencies that the California Insurance Department estimates total approximately $46 million, the Administration Agreement, the Company’s offer of employment to certain Majestic employees, the assumption of certain contracts related to Majestic’s business, and a profit sharing provision whereby the Company shall pay to Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by the Company in the three-year period commencing on the closing date should the loss ratio on such policies for the three-year period be 65% or less, constitute the sole consideration for the Company’s acquisition of the renewal rights to Majestic’s business and the acquired assets related thereto.

The transaction, which is expected to close in the second quarter of 2011, is subject to Conservation Court approval and customary closing conditions, including the execution and delivery of certain related transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, successful integration of acquired businesses, the effect of general economic conditions, adverse state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., American Capital Acquisition Corporation, or third party agencies and warranty administrators, difficulties with technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise an forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are underserved by the market. We have grown by hiring teams of underwriters with expertise in our specialty lines and acquiring companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in four business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the United States.

•
Specialty Risk and Extended Warranty. We provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States, United Kingdom and Europe, and certain property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability.

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

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2011 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2011 and the other half in 2012. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 25 months, but range in duration from one month to 120 months.

Ceding Commission Revenues.   Ceding commission is a commission we receive from ceding gross written premium to third-party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commission, we receive a ceding commission of 31% or 34.375%, based on the business ceded. We allocate earned ceding commissions to our segments based on each segment's direct share of total acquisition costs and other underwriting expenses recognized during the period as well as the indirect share of the above expenses based on the proportionate share of earned premium recognized during the period.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 24.4% and 21.7% for the three months ended March 31, 2011 and 2010, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 87.0% and 80.3% for the three months ended March 31, 2011 and 2010, respectively.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2010.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Amounts in Thousands)
Gross written premium	$444,027	$338,231

Net written premium	$234,019	$189,414
Change in unearned premium	(33,681)	(41,314)
Net earned premium	200,338	148,100
Ceding commission – primarily related party	35,684	32,248
Service and fee income (related parties $3,439; $2,666)	25,189	7,966
Net investment income	14,192	13,599
Net realized gain on investments	415	1,785
Total revenues	275,818	203,698

Loss and loss adjustment expense	128,696	89,821
Acquisition costs and other underwriting expenses	81,234	61,346
Other	20,196	6,234
Total expenses	230,126	157,401
Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries	45,692	46,297

Other income (expense):
Foreign currency loss	(284)	(717)
Interest expense	(3,754)	(3,572)
Gain on acquisition of life settlement contracts	18,886	—
Total other income (expense)	14,848	(4,289)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	60,540	42,008

Provision for income taxes	(12,342)	(15,168)
Income before equity in earnings of unconsolidated subsidiaries and non-controlling interest	48,198	26,840
Equity in earnings of unconsolidated subsidiaries - related parties	3,123	11,860
Net income	51,321	38,700
Non-controlling interest	(6,138)	—
Net income attributable to AmTrust Financial Services, Inc.	$45,183	$38,700

Key measures:
Net loss ratio	64.2%	60.6%
Net expense ratio	22.7%	19.6%
Net combined ratio	87.0%	80.3%

Gross Written Premium. Gross written premium increased $105.8 million, or 31.3%, to $444.0 million from $338.2 million for the three months ended March 31, 2011 and 2010, respectively. The increase of $105.8 million was primarily attributable to growth in our Specialty Risk and Extended Warranty segment of $75.5 million.  The increase in Specialty Risk and Extended Warranty business resulted primarily from growth in new coverage plans in the U.S. and Europe, as well as our Italian medical liability business.  Additionally, gross written premium increased in our Small Commercial Business segment by $18 million, resulting primarily from increases in policy counts and rate increases in Florida and new product offerings.  We also benefited from participating in the Personal Lines Quota share with the GMAC Insurers for all three months in the first quarter of 2011 compared to one month in the first quarter of 2010, which resulted in an additional $16.9 million of assumed gross written premium.

 Net Written Premium. Net written premium increased $44.6 million, or 23.5%, to $234.0 million from $189.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase (decrease) by segment was: Small Commercial Business - $16.2 million, Specialty Risk and Extended Warranty - $18.5 million, Specialty Program – ($7.0) million and Personal Lines - $16.9 million. Net written premium increased for the three months ended March 31, 2011 compared to the same period in 2010 due to the increase in gross written premium in 2010 compared to 2009.

 Net Earned Premium. Net earned premium increased $52.2 million, or 35.2%, to $200.3 million from $148.1 million for the three months ended March 31, 2011 and 2010. The increase (decrease) by segment was: Small Commercial Business — $2.3 million, Specialty Risk and Extended Warranty — $32.8 million, Specialty Program — $(6.0) million, and Personal Lines — $23.1 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 31% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the three months ended March 31, 2011 and 2010 was $35.7 million and $32.2 million, respectively. Ceding commission increased period over period as a result of increased premium writings.

Service and Fee Income. Service and fee income increased $17.2 million, or 215.0%, to $25.2 million from $8.0 million for the three months ended March 31, 2011 and 2010, respectively.  The increase was attributable primarily to fees of approximately $13.8 million generated from Warrantech and Risk Services, which were acquired in the second half of 2010.

Net Investment Income. Net investment income increased $0.6 million, or 4.4%, to $14.2 million from $13.6 million for the three months ended March 31, 2011 and 2010, respectively.  The change period over period related primarily to an increase in the yields on our fixed maturities to 3.9% in 2011 from 3.8% in the same period in 2010.

Net Realized Gains (Losses) on Investments. Net realized gains on investments were $0.4 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.  The decline related primarily to a decrease in the trading volume of our equity portfolio in 2011 as the equity component of the total investment portfolio now only represents approximately one percent of our total investment portfolio.  For the three months ended March 31, 2010, the net realized gain included non-cash write-downs of $5.1 million for securities that we determined  to be other-than-temporarily-impaired.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $38.9 million, or 43.3%, to $128.7 million from $89.8 million for the three months ended March 31, 2011 and 2010, respectively.  Our loss ratio for the three months ended March 31, 2011 and 2010 was 64.2% and 60.6%, respectively.  The increase in the loss and loss adjustment expense ratio in 2011 resulted from higher actuarial estimates based on current year actual loss estimates.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $19.9 million, or 32.5%, to $81.2 million from $61.3 million for the three months ended March 31, 2011 and 2010, respectively.  The expense ratio for the same periods increased to 22.7% from 19.6%, respectively, and impacted all segments. The increase in policy acquisition costs was the largest contributor to the increase in the expense ratio during the three months ended March 31, 2011.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $18.5 million, or 44.1%, to $60.5 million from $42.0 million for the three months ended March 31, 2011 and 2010, respectively.  The change in income from 2010 to 2011 resulted primarily from higher net earned premium and income from life settlement contracts offset, partially, by higher loss and loss adjustment expenses.

Interest Expense. Interest expense for the three months ended March 31, 2011 was $3.8 million, compared to $3.6 million for the same period in 2010.  The increase was attributable to interest expense related to the outstanding balance on the revolving credit facility we entered into during January 2011, partially offset by lower outstanding debt balances on our $40 million term loan and $30 million promissory note during the comparative periods.

Gain on Investment in Life Settlement Contracts.   Gain on investment in life settlement contracts was $18.9 million in the three months ended March 31, 2011 and resulted primarily from the purchase of approximately 66 life settlement contracts during the period.  The life settlement contracts were acquired by Tiger Capital, LLC, a company we formed in the third quarter of 2010 with ACAC.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2011 was $12.3 million, which resulted in an effective tax rate of 21.5%. Income tax expense for the three months ended March 31, 2010 was $15.2 million, which resulted in an effective tax rate of 28.2%.  The decrease in our effective rate for the three months ended March 31, 2011 resulted primarily from earning a higher percentage of pretax income in countries of domicile with lower effective rates.

Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties decreased by $8.8 million for the three months ended March 31, 2011 to $3.1 million compared to $11.9 million for the three months ended March 31, 2010.  The decrease related to our initial acquisition gain on ACAC of $10.4 million recognized during the three months ended March 31, 2010.  Absent this one time gain, equity in earnings of consolidated subsidiaries-related party increased to $3.1 million in 2011 from $1.5 million in 2010 primarily resulting from the inclusion of the equity earnings on the investment in ACAC for the entire three months in 2011 compared to one month in 2010.

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Amounts in Thousands)
Gross written premium	$140,716	$122,702

Net written premium	$77,651	$61,438
Change in unearned premium	(15,790)	(1,834)
Net earned premium	61,861	59,604
Ceding commission revenue – primarily related party	18,325	21,226
Loss and loss adjustment expense	36,763	35,088
Acquisition costs and other underwriting expenses	34,756	34,181
	71,519	69,269
Underwriting income	$8,667	$11,561

Key Measures:
Net loss ratio	59.4%	58.9%
Net expense ratio	26.6%	21.7%
Net combined ratio	86.0%	80.6%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$34,756	$34,181
Less: ceding commission revenue – primarily related party	18,325	21,226
	$16,431	$12,955
Net earned premium	$61,861	$59,604
Net expense ratio	26.6%	21.7%

Gross Written Premium.   Gross written premium increased $18.0 million, or 14.7%, to $140.7 million from $122.7 million for the three months ended March 31, 2011 and 2010, respectively.  The increase  resulted primarily from new business associated with new fronting relationships, and additional product offerings.  Additionally, the segment benefited from higher policy counts overall, as well as rate increases in the state of Florida.

Net Written Premium.   Net written premium increased $16.2 million, or 26.5%, to $77.7 million from $61.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in net premium resulted from an increase in gross written premium for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net Earned Premium.   Net earned premium increased $2.3 million, or 3.9%, to $61.9 million from $59.6 million for the three months ended March 31, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended March 31, 2011 compared to the twelve months ended March 31, 2010.

Ceding Commission.  The ceding commission earned during the three months ended March 31, 2011 and 2010 was $18.3 million and $21.2 million, respectively. The decrease related to a decline in the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $1.7 million, or 4.8%, to $36.8 million from $35.1 million for the three months ended March 31, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended March 31, 2011 increased to 59.4% from 58.9% for the three months ended March 31, 2010. The increase in the loss and loss adjustment expense ratio in the three months ended March 31, 2011 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $0.6 million, or 1.7%, to $34.8 million from $34.2 million for the three months ended March 31, 2011 and 2010, respectively. The expense ratio increased to 26.6% for the three months ended March 31, 2011 from 21.7% for the three months ended March 31, 2010.  The increase in the expense ratio resulted primarily from a lower allocation of ceding commission to the segment during the three months ended March 31, 2011 compared to the same period in 2010.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $2.9 million, or 25.0%, to $8.7 million from $11.6 million for the three months ended March 31, 2011 and 2010, respectively. This decrease resulted primarily from lower ceding commission earned during the three months ended March 31, 2011.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Amounts in Thousands)
Gross written premium	$227,748	$152,174

Net written premium	$104,547	$86,049
Change in unearned premium	(19,970)	(34,285)
Net earned premiums	84,577	51,764
Ceding commission revenue	12,899	7,903
Loss and loss adjustment expense	57,424	31,160
Acquisition costs and other underwriting expenses	26,648	14,711
	84,072	45,871
Underwriting income	$13,404	$13,796

Key Measures:
Net loss ratio	67.9%	60.2%
Net expense ratio	16.3%	13.2%
Net combined ratio	84.2%	73.3%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$26,648	$14,711
Less: ceding commission revenue – primarily related party	12,899	7,903
	$13,749	$6,808
Net earned premium	$84,577	$51,764
Net expense ratio	16.3%	13.2%

Gross Written Premium. Gross written premium increased $75.5 million, or 49.6%, to $227.7 million from $152.2 million for the three months ended March 31, 2011 and 2010, respectively. The increase related primarily to growth in our existing European business from general liability and warranty coverage and U.S. business from warranty coverage as well as growth in our Italian medical liability business.  Additionally, the segment benefited from the underwriting of new coverage plans in Europe and the U.S.

Net Written Premium. Net written premium increased $18.5 million, or 21.5%, to $104.5 million from $86.0 million for the three months ended March 31, 2011 and 2010, respectively. The increase in net written premium resulted from an increase of gross written premium for the three months ended March 31, 2011 compared to gross written premium for the three months ended March 31, 2010.

Net Earned Premium. Net earned premium increased $32.8 million, or 63.3%, to $84.6 million from $51.8 million for the three months ended March 31, 2011 and 2010, respectively.  As net premiums written are earned ratably over the term of a policy, which on average is 25 months, the increase resulted from growth in net written premium between 2009 and 2011.

Ceding Commission.  The ceding commission earned during the three months ended March 31, 2011 and 2010 was $12.9 million and $7.9 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $26.2 million, or 84.0%, to $57.4 million from $31.2 million for the three months ended March 31, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended March 31, 2011 increased to 67.9% from 60.2% for the three months ended March 31, 2010.  The increase in the loss and loss adjustment expense ratio for the three months ended March 31, 2011 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $11.9 million, or 81.0%, to $26.6 million from $14.7 million for the three months ended March 31, 2011 and 2010, respectively. The expense ratio increased to 16.3% for the three months ended March 31, 2011 from 13.2% for the three months ended March 31, 2010. The increase in the expense ratio resulted, primarily, from higher policy acquisition expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $0.4 million, or 2.9%, to $13.4 million from $13.8 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease was attributable primarily to higher policy acquisition expense partially offset by increased ceding commissions.

Specialty Program Segment Results of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Amounts in Thousands)
Gross written premium	$49,976	$54,655

Net written premium	$26,234	$33,227
Change in unearned premium	4,536	3,505
Net earned premium	30,770	36,722
Ceding commission revenue	4,460	3,119
Loss and loss adjustment expense	19,705	23,573
Acquisition costs and other underwriting expenses	12,312	12,454
	32,017	36,027
Underwriting income	$3,213	$3,824

Key Measures:
Net loss ratio	64.0%	64.2%
Net expense ratio	25.5%	25.4%
Net combined ratio	89.6%	89.6%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$12,312	$12,454
Less: ceding commission revenue	4,460	3,119
	$7,852	$9,335
Net earned premium	$30,770	$36,732
Net expense ratio	25.5%	25.4%

Gross Written Premium.  Gross premium decreased $4.7 million, or 8.6%, to $50.0 million from $54.7 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in gross written premium related primarily to maintenance of our pricing and administrative discipline, which resulted in the termination of certain programs that represented approximately 79% of the total decrease in the segment, of which one program represented approximately 90% of this decrease.  Additionally, we experienced a decline from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off.  These declines were partially mitigated by increases in the segment’s continuing program business for commercial auto and general liability.

 Net Written Premium.  Net premium decreased $7.0 million, or 21.1%, to $26.2 million from $33.2 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in net written premium resulted from a decrease in gross written premium for the three months ended March 31, 2011 compared to for the three months ended March 31. 2010.

Net Earned Premium.  Net earned premium decreased $5.9 million, or 16.1%, to $30.8 million from $36.7 million for the three months ended March 31, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the decrease in net premium earned resulted from lower net premium written for the twelve months ended March 31, 2011 compared to the twelve months ended March 31, 2010.

 Ceding Commission.   The ceding commission earned during the three months ended March 31, 2011 and 2010 was $4.5 million and $3.1 million, respectively.  The increase related primarily to a shift in the mix of the programs written during the periods.  For the three months ended March 31, 2011, we wrote certain programs that have a higher percentage of policy acquisition costs to earned premium than in the three months ended March 31, 2010 and, therefore, we allocated more ceding commission to the segment.  The increase was partially offset by an overall decline in earned premium based on the allocation to this segment of its proportionate share of our indirect policy acquisition expense.

  Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $3.9 million, or 16.5%, to $19.7 million for the three months ended March 31, 2011 compared to $23.6 million for the three months ended March 31, 2010. Our loss ratio for the segment for the three months ended March 31, 2011 decreased to 64.0% from 64.2% for the three months ended March 31, 2010.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses decreased $0.2 million, or 1.6%, to $12.3 million from $12.5 million for the three months ended March 31, 2011 and 2010, respectively. The expense ratio increased to 25.5% for the three months ended March 31, 2011 from 25.4% for the three months ended March 31, 2010.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income)   Net earned premiums less expenses included in combined ratio decreased $0.6 million, or 15.8%, to $3.2 million from $3.8 million for the three months ended March 31, 2011 and 2010, respectively. The decrease of $0.6 million resulted primarily from a decrease in earned premiums.

Personal Lines Reinsurance Segment Results of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Amounts in Thousands)
Gross written premium	$25,587	$8,700

Net written premium	$25,587	$8,700
Change in unearned premium	(2,457)	(8,700)
Net earned premium	23,130	—
Ceding commission revenue	—	—
Loss and loss adjustment expense	14,804	—
Acquisition costs and other underwriting expenses	7,518	—
	22,322	—
Underwriting income	$808	$—

Key Measures:
Net loss ratio	64.0%	—%
Net expense ratio	32.5%	—%
Net combined ratio	96.5%	—%

We began assuming commercial auto business from the GMAC Insurers effective March 1, 2010 pursuant to the Personal Lines Quota Share with the GMAC Insurers. We assumed $25.6 million and $8.7 million of premium from the GMAC Insurers for the three months ended March 31, 2011 and 2010, respectively.  The increase related primarily to assuming business  for the entire three-month period in 2011 compared to one month in 2010.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $130.5 million and $98.2 million in the three months ended March 31, 2011 and 2010, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months. However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Cash and cash equivalents provided by (used in):
Operating activities	$55,331	$21,975
Investing activities	(24,090)	(82,609)
Financing activities	10,749	47,066

Net cash provided by operating activities for the three months ended March 31, 2011 increased compared to cash provided by operating activities in the three months ended March 31, 2010. The increase in cash flow is the result, primarily, of an overall increase in our reinsurance payables, which are typically paid in arrears, thus providing us with a timing benefit on this cash we collected.

Cash used in investing activities during the three months ended March 31, 2011 was approximately $24 million and consisted of approximately $17 million for life settlement contracts and approximately $12 million for the purchase of an aircraft partially offset by sales of fixed maturity and equity securities of approximately $7 million and $1 million, respectively.  Cash used in investing activities in the three months ended March 31, 2010 was approximately $83 million and consisted primarily of an investment of approximately $53.1 million in ACAC, net purchases of fixed income securities of $32.3 million, partially offset by net sales of equity securities of $3.9 million.

Cash provided by financing activities for the three months ended March 31, 2011 was approximately $11 million and consisted primarily of debt proceeds of approximately $109 million, minority interest capital contributions to one of our subsidiaries of approximately $9 million, offset partially by the repayment of $95 million of securities sold under agreements to repurchase, debt principal payments of approximately $7 million and dividends of approximately $5 million.  Cash provided by financing activities for the three months ended March 31, 2010 was $47 million and consisted of selling $54 million of securities sold under agreements to repurchase partially offset by dividend payments of approximately $4 million and principal payments on debt of approximately $3 million.

Revolving Credit Agreement

On January 28, 2011, we entered into a three-year, $150 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $50 million and an expansion feature not to exceed $50 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. In connection with entering into the Credit Agreement, we terminated the then existing Term Loan and Uncommitted Line of Credit Letter Agreement with JPMorgan Chase Bank, N.A.

ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the Alternate Base Rate) under the Credit Agreement will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the credit agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio.

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We were in compliance with all covenants as of March 31, 2011.

As of March 31, 2011 we had outstanding borrowings of $98.2 million under this Credit Agreement, of which approximately $92.0 million was set aside for our pending acquisition of a Luxembourg domiciled captive insurance company and other investment purposes and $6.7 million was used to pay off the principal balance outstanding under our previous term loan and to repay our related fixed interest rate swap agreement. We have outstanding letters of credit in place under the agreement at March 31, 2011 for $47.4 million, which reduced the availability on the line of credit for letters of credit to $2.6 million and the availability under the facility to $4.4 million as of March 31, 2011. We did not record a gain or loss on the extinguishment of our previous term loan.  We recorded approximately $1.3 million of deferred financing costs related to the Credit Agreement.  Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on our consolidated leverage ratio).

The interest rate on the credit facility as of March 31, 2011 was 2.50%. We recorded interest expense of approximately $0.4 million for the three months ended March 31, 2011 under the Credit Agreement.  We recorded $0.1 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, related to the Term Loan.

Secured Loan Agreement

During February 2011, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC. in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million, commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded approximately $0.07 million of deferred financing costs related this agreement.  We recorded interest expense of approximately $0.05 million for the three months ended March 31, 2011 related to this agreement. The loan is secured by an aircraft that one of our subsidiaries acquired in February 2011.

The agreement contains certain covenants that are similar to our revolving credit facility. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, we are required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal or less than 90% of the fair value of the aircraft.  The agreement allows us, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of March 31, 2011.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligatrions to its U.S. subsidiaries.  The amount of this collateral as of March 31, 2011 was approximately $370 million.  Maiden retains ownership of the collateral in the trust account.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), we, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7,500. The first two annual principal payments were paid in 2009 and 2010, and the remaining principal payments are due on June 1, 2011 and 2012. Upon entering into the promissory note, we calculated imputed interest of approximately $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to approximately $26.8 million at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. We included approximately $0.2 million of amortized discount on the note in our results of operations for the three months ended March 31, 2011 and 2010, respectively. The note’s carrying value at March 31, 2011 was $14.6 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

We enter into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities, which we invest or hold in short term or fixed income securities. As of March 31, 2011, there were $252.4 million principal amount outstanding at interest rates between 0.25% and 0.30%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2011 was $253 million, of which $0.06 million was accrued as of March 31, 2011. We have approximately $256 million of collateral pledged in support of these agreements.

Reinsurance

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

Workers’ Compensation Excess of Loss

We have coverage for our workers’ compensation line of business under excess of loss reinsurance agreements. In addition to insuring employers for their statutory workers’ compensation liabilities, our workers’ compensation policies provide insurance for the employers’ tort liability (if any) for bodily injury or disease sustained by employees in the course of their employment. Certain layers of our workers’ compensation reinsurance provide coverage for such employers’ liability insurance at lower limits than the applicable limits for workers’ compensation insurance. The agreements have annual limits of coverage of twice the occurrence limit. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. The agreements cover, per occurrence, losses in excess of $0.5 million through December 31, 2004, $0.6 million effective January 1, 2005, $1.0 million effective July 1, 2006 through July 1, 2009, $1.0 million plus 55% of $9.0 million in excess of $1.0 million effective July 1, 2009 through January 1, 2010, and $10.0 million effective January 1, 2010 up to a maximum $130 million ($50 million prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, we purchased a “third and fourth event cover” that covers losses between $5.0 million and $10.0 million per occurrence, after an aggregate deductible equal to the first $10.0 million per annum on such losses.  For losses occurring on or after January 1, 2011, we replaced this “third and fourth event cover” with a “second and third event cover” that applies after an aggregate deductible equal to the first $5.0 million per annum on such losses.

Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses and, effective January 1, 2011, provides coverage, per contract year, of $120 million in the aggregate, in excess of an aggregate retention of $10 million, but excludes acts of nuclear, biological or chemical terrorism. Any terrorism losses count toward the annual aggregate limits listed above. The reinsurance for worker’s compensation losses caused by acts of terrorism is provided net of any recovery we receive from the federal government pursuant to Terrorism Risk Insurance Act, as amended (“TRIA”).

Specialty Risk Excess of Loss

We have excess of loss reinsurance coverage for international general liability and professional business underwritten by our U.K. offices. The agreements cover losses in excess of £1 million per occurrence up to a maximum of £10 million per occurrence, subject to annual aggregate limits that vary by layer. Through December 31, 2010, we had excess of loss reinsurance under the same terms for our medical liability business. In 2010, we purchased an 80% quota share reinsurance agreement from National Indemnity Company for our European medical liability business. This contract was effective for claims made through March 31, 2011.  Effective April 1, 2011, we replaced this quota share reinsurance agreement with a 40% cession to Maiden Insurance.  In addition, we purchase various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

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

Property Per Risk Excess Coverage

We have coverage for our U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per location up to a maximum $20 million, subject to per occurrence and annual limits that vary by layer.

Property Catastrophe Reinsurance

We have a property catastrophe excess of loss agreement that covers losses in excess of $5 million per occurrence up to a maximum $65 million, subject to annual limits that vary by layer. We also have coverage for our U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £0.3 million per risk (or in certain instances £1 million per risk) up to a maximum £3 million. In addition, we have a property catastrophe excess of loss agreement that covers losses in excess of £2 million per occurrence up to a maximum £45 million.  Under this program, we cede 75% of losses in excess of £2 million per occurrence up to £18 million.  We cede 100% of any losses in excess of £18 million up to £45 million.

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

Specialty Risk and Extended Warranty Reinsurance

We purchase quota share and/or excess of loss and/or facultative reinsurance for specific programs, specialty lines of business, or individual policies to limit our loss exposure and/or allow our program managers to share the risks and rewards of the business they produce.

Reinsurance Agreements with Maiden Holdings, Ltd.

During the third quarter of 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses, excluding certain specialty risk programs that we commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AIUL for which the AmTrust Ceding Insurers’ net retention exceeds $5.0 million, which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of our workers’ compensation exposure in excess of $5.0 million, and will share the benefit of the 2010 reinsurance protection.

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. The Maiden Quota Share, which had an initial term of three years, has been renewed for a three-year term effective July 1, 2010 and will automatically renew for successive three year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

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

Effective September 1, 2010, we, through our subsidiary, SNIC, entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums. The reinsurance agreement’s impact on our results of operations, financial position or liquidity was immaterial for the quarter ended and as of March 31, 2011.

Reinsurance Agreement with ACAC

In conjunction with our strategic investment in ACAC and ACAC’s acquisition from GMACI and MIC of GMAC’s U.S. consumer property and casualty insurance business, which was completed on March 1, 2010 (the “Acquisition”), our subsidiary, TIC, has entered into a quota share reinsurance agreement (the “Personal Lines Quota Share”) with the acquired GMAC personal lines insurance companies (“GMAC Insurers”) by which TIC assumes an amount equal to 10% of the premium written by the GMAC Insurers, net of the cost of unaffiliated inuring reinsurance. The Personal Lines Quota Share further provides that the GMAC Insurers receive a provisional ceding commission of 32.5% of ceded written premiums.

The provisional premium is subject to adjustment based on results for the period March 1, 2010 through December 31, 2010 and for each 12 month period thereafter based on the ratio of ceded losses to ceded premium, with a maximum commission of 34.5% at loss ratios at or below 60.5% decreasing dollar for dollar to a minimum commission of 30.5% at a loss ratio at or above 64.5%. The Personal Lines Quota Share has an initial term of three years and will automatically renew for successive three-year terms thereafter unless either TIC or the GMAC Insurers notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on 30 days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of TIC or GMAC Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMAC Insurers also may terminate on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMAC Insurers to TIC to $121.0 million during calendar year 2011 to the extent TIC were to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $34.4 million, or 2.4%, to $1,494.7 million for the three months ended March 31, 2011 from $1,460.3 million as of December 31, 2010 (excluding $22.5 million and $21.5 million of other investments, respectively). Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities, gross, had a fair value of $1,208.3 million and an amortized cost of $1,187.2 million as of March 31, 2011. Our equity securities are reported at fair value and totaled $17.0 million with a cost of $17.8 million as of March 31, 2011. Securities sold but not yet purchased, which was $4.0 million as of March 31, 2011, represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $252.4 million as of March 31, 2011, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	March 31, 2011		December 31, 2010
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$246,058	16.5%	$201,949	13.8%
Time and short-term deposits	23,365	1.6	32,137	2.2
U.S. treasury securities	84,577	5.7	82,447	5.6
U.S. government agencies	6,572	0.4	7,162	0.5
Municipals	72,177	4.8	66,676	4.6
Commercial mortgage back securities	1,881	0.1	2,076	0.1
Residential mortgage backed securities:
Agency backed	518,446	34.7	546,098	37.4
Non-agency backed	8,533	0.6	8,591	0.6
Asset backed securities	1,322	0.1	2,687	0.2
Corporate bonds	514,817	34.4	493,076	33.8
Preferred stocks	4,641	0.3	7,037	0.5
Common stocks	12,316	0.8	10,375	0.7
	$1,494,705	100.0%	$1,460,311	100.0%

 As of March 31, 2011, the weighted average duration of our fixed income securities was 3.9 years and had a yield of 3.98%.

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

 The impairment charges of our fixed  and equity securities for the three months ended March 31, 2011 and 2010 are presented in the table below:

(Amounts in thousands)	2011	2010
Equity securities	$—	$5,138
Fixed maturity securities	—	—
	$—	$5,138

At March 31, 2011, we had $2.3 million of gross unrealized losses related to marketable equity securities. Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. Within our portfolio of equity securities, six common stocks comprised $1.5 million, or 64 percent of the unrealized loss.  We own two securities each in the industrial and healthcare sectors that represent approximately 13% and 9% of the fair market value, respectively, and approximately 27% and 24% of the of our unrealized losses, respectively.  We also own one position each in the consumer products and technology sectors that have approximately 1% and 0.2% of the fair value, respectively, and approximately 9% and 4% of the unrealized losses, respectively.  The duration of these impairments ranges from one to 13 months.  The remaining securities in a loss position are not considered individually significant and accounted for 36 percent of our unrealized losses. We believe these securities will recover and that we have the ability and intent to hold them until recovery.

At March 31, 2011, we had $14.8 million of gross unrealized losses related to available-for-sale fixed income securities. Corporate bonds represent 42.6% of the fair value of our fixed maturities and 62.4% of the total unrealized losses of our fixed maturities. We own 144 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 4.8%, 34.3% and 3.5%, respectively, and 0.02%, 58.3% and 4.1% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time.  Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

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

Interest Rate Risk. We had fixed maturity securities (excluding $23.4 million of time and short-term deposits) with a fair value and carry value of $1,208.3 million as of March 31, 2011 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2011 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of March 31, 2011.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$1,103,263	$(105,062)	(8.9)%
100 basis point increase	1,155,611	(52,714)	(4.5)
No change	1,208,325	—	—
100 basis point decrease	1,255,109	46,784	4.0
200 basis point decrease	1,291,593	83,268	7.1

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $7.7 million after tax realized currency loss based on our outstanding foreign denominated reserves of $236.1 million at March 31, 2011.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2011, the equity securities in our investment portfolio had a fair value of $17.0 million, representing approximately one percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2011.

           The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$17,805	$848	.07%
No change	16,957	—
5 % decrease	16,109	(848)	(.07)

   Off Balance Sheet Risk. We have exposure or risk related to securities sold but not yet purchased.

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and has concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file of submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in our  internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material changes to the legal proceedings previously reported in our Annual Report on Form 10-K for the period ended December 31, 2010.  For more information regarding such legal matters, refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

 There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1
Credit Agreement, dated January 28, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (No. 001-33143) filed on January 31, 2011).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2011.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2011.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: May 10, 2011	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer