Form 10-Q
period 2011-06-30
Amtrust Financial Services, Inc.
filed 2011-08-04
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of July 29, 2011, the Registrant had one class of Common Stock ($.01 par value), of which 59,930,452 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements

 AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2011	December 31, 2010
(Amounts in Thousands)	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,191,390; $1,192,844)	$1,222,419	$1,208,813
Equity securities, available-for-sale, at market value (cost $19,204; $18,577)	19,367	17,412
Short-term investments	98,480	32,137
Equity investment in unconsolidated subsidiary – related party	86,633	77,136
Other investments	22,008	21,514
Total investments	1,448,907	1,357,012
Cash and cash equivalents	256,446	201,949
Accrued interest and dividends	10,050	7,979
Premiums receivable, net	877,047	727,561
Reinsurance recoverable (related party $426,930; $386,932)	1,006,410	775,432
Prepaid reinsurance premium (related party $320,720; $283,899)	507,999	484,960
Prepaid expenses and other assets	495,296	163,905
Federal income tax receivable	2,009	10,269
Deferred policy acquisition costs	258,557	224,671
Property and equipment, net	44,779	30,889
Goodwill	107,731	106,220
Intangible assets	120,366	91,606
	$5,135,597	$4,182,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,688,737	$1,263,537
Unearned premiums	1,212,703	1,024,965
Ceded reinsurance premiums payable (related party $152,869; $95,629)	310,894	266,314
Reinsurance payable on paid losses	10,855	11,343
Funds held under reinsurance treaties	55,324	3,217
Securities sold but not yet purchased, at market	141	8,847
Securities sold under agreements to repurchase, at contract value	211,867	347,617
Accrued expenses and other current liabilities	296,406	195,060
Deferred income taxes	67,428	9,883
Note payable on collateral loan – related party	167,975	167,975
Revolving credit facility	98,200	—
Secured term loan	10,413	—
Non-interest bearing note payable – net of unamortized discount of $303; $600	7,197	14,400
Term loan	—	6,667
Junior subordinated debt	123,714	123,714
Total liabilities	4,261,854	3,443,539
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,713 and 84,314 issued in 2011 and 2010, respectively; 59,913 and 59,565 outstanding in 2011 and 2010, respectively	847	844
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	554,994	548,731
Treasury stock at cost; 24,800 and 24,816 shares in 2011 and 2010, respectively	(300,365)	(300,489)
Accumulated other comprehensive income (loss)	16,404	(266)
Retained earnings	553,478	467,694
Total AmTrust Financial Services, Inc. equity	825,358	716,514
Non-controlling interest	47,785	21,800
Total stockholders’ equity	873,143	738,314
	$5,135,597	$4,182,453

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Premium income:
Net written premium	$375,681	$196,394	$609,700	$385,808
Change in unearned premium	(127,399)	(133)	(161,080)	(41,447)
Net earned premium	248,282	196,261	448,620	344,361
Ceding commission – primarily related party	35,414	32,958	71,098	65,206
Service and fee income (related parties – three months $4,459; $2,880 and six months $7,898; $5,548)	24,542	9,121	49,731	17,087
Net investment income	13,167	14,686	27,359	28,285
Net realized gain (loss) on investments	616	(6,544)	1,031	(4,759)
Total revenues	322,021	246,482	597,839	450,180
Expenses:
Loss and loss adjustment expense	170,008	121,510	298,704	211,331
Acquisition costs and other underwriting expenses	89,580	79,579	170,814	140,925
Other	18,564	9,336	38,760	15,570
Total expenses	278,152	210,425	508,278	367,826
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	43,869	36,057	89,561	82,354
Other income (expense):
Foreign currency gain	2,520	755	2,236	38
Interest expense	(4,334)	(3,063)	(8,088)	(6,635)
Net gain on investment in life settlement contracts	22,638	—	41,524	—
Total other income (expense)	20,824	(2,308)	35,672	(6,597)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	64,693	33,749	125,233	75,757
Provision for income taxes	12,126	8,839	24,468	24,007
Income before equity earnings of unconsolidated subsidiaries and non-controlling interest	52,567	24,910	100,765	51,750
Equity in earnings of unconsolidated subsidiaries – related parties	4,077	5,913	7,200	17,773
Net income	56,644	30,823	107,965	69,523
Net income attributable to non-controlling interest of subsidiaries	(6,482)	—	(12,620)	—
Net income attributable to AmTrust Financial Services, Inc.	50,162	30,823	95,345	69,523

Earnings per common share:
Basic earnings per common share	$0.84	$0.52	$1.60	$1.17
Diluted earnings per common share	$0.81	$0.51	$1.55	$1.15
Dividends declared per common share	$0.08	$0.07	$0.16	$0.14

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(345)	$(12,007)	$(345)	$(17,145)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(345)	(12,007)	(345)	(17,145)
Other net realized gain on investments	961	5,463	1,376	12,386
Net realized investment gain (loss)	$616	$(6,544)	$1,031	$(4,759)

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$107,965	$69,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,764	7,945
Equity earnings and gain on investment in unconsolidated subsidiaries	(7,200)	(17,773)
Gain on investment in life settlement contracts	(41,524)	—
Realized gain marketable securities	(1,376)	(12,386)
Non-cash write-down of marketable securities	345	17,145
Discount on notes payable	298	450
Stock compensation expense	2,827	1,860
Bad debt expense	4,167	3,510
Foreign currency (gain) loss	(2,236)	(38)
Changes in assets - (increase) decrease:
Premiums and note receivables	(130,990)	(162,419)
Reinsurance recoverable	(82,829)	(53,216)
Deferred policy acquisition costs, net	(33,886)	(42,340)
Prepaid reinsurance premiums	(23,039)	(35,907)
Prepaid expenses and other assets	(35,908)	(739)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	44,580	94,480
Loss and loss expense reserve	57,179	62,671
Unearned premiums	165,925	88,653
Funds held under reinsurance treaties	52,107	(70)
Deferred tax liability, net	(20,344)	(4,170)
Accrued expenses and other current liabilities	87,070	(10,896)
Net cash provided in operating activities	174,895	6,283
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities and short term investments	(72,409)	95,734
Net (purchases) sales of equity securities	(176)	4,502
Net (purchases) sales of other investments	(451)	(577)
Investment in ACAC	—	(53,055)
Acquisition of and capitalized premiums for life settlement contracts	(26,504)	—
Acquisition of subsidiaries, net of cash obtained	30,874	(3,553)
Purchase of property and equipment	(18,315)	(1,677)
Net cash (used in) provided by investing activities	(86,981)	41,374
Cash flows from financing activities:
Repurchase agreements, net	(135,750)	65,478
Revolving credit facility borrowings	98,200	—
Secured loan agreement borrowings	10,800	—
Secured loan agreement repayment	(387)	—
Term loan payment	(6,667)	(6,667)
Capital contribution to subsidiary	12,515	—
Stock option exercise and other	3,563	790
Dividends distributed on common stock	(9,551)	(7,713)
Non-interest bearing note payment	(7,500)	(7,500)
Debt financing fees	(1,394)	—
Net cash (used in) provided by financing activities	(36,171)	44,388
Effect of exchange rate changes on cash	2,754	(9,446)
Net increase in cash and cash equivalents	54,497	82,599
Cash and cash equivalents, beginning of the period	201,949	233,810
Cash and cash equivalents, end of the period	$256,446	$316,409
Supplemental Cash Flow Information
Income tax payments	$6,280	$7,258
Interest payments on debt	6,566	8,434

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220).  This update requires that all non-owner charges in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-step approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The updated guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. Early adoption is permitted and the amendment does not require any transition disclosure.  The Company is currently assessing the impact of the adoption of this guidance, but does not anticipate any material impact on its results of operations, financial position or liquidity.

 In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820).  The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements.  The amendment is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011 and early adoption is not permitted.  The Company is currently assessing the impact of the adoption of this guidance, but does not anticipate any material impact on its results of operations, financial position or liquidity.

On April 29, 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments eliminate the criteria to assess whether a transferor must have the ability to repurchase or redeem the financial assets in order to demonstrate effective control over the transferred asset. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met: (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (ii) repurchase or redemption date before maturity at a fixed or determinable price; and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer.  As a result, more arrangements could be accounted for as secured borrowings rather than sales.  The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated results of operations and financial condition.

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities. The updated guidance is effective for the first interim period beginning on or after June 15, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective on either a retrospective or prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated results of operations and financial condition.

3.    Investments

(a) Available-for-Sale Securities

 The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of June 30, 2011, are presented in the table below:

(Amounts in Thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$6,029	$357	$42	$6,344
Common stock	13,175	1,456	1,608	13,023
U.S. treasury securities	92,204	1,928	328	93,804
U.S. government agencies	18,224	1,651	—	19,875
Municipal bonds	84,923	1,214	821	85,316
Corporate bonds:
Finance	425,108	13,295	9,500	428,903
Industrial	50,663	2,241	56	52,848
Utilities	39,177	2,019	126	41,070
Commercial mortgage backed securities	1,568	111	—	1,679
Residential mortgage backed securities:
Agency backed	470,641	18,658	131	489,168
Non-agency backed	7,868	848	4	8,712
Asset-backed securities	1,014	30	—	1,044
	$1,210,594	$43,808	$12,616	$1,241,786

In June 2011, the Company, through a subsidiary, purchased $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes issued by Maiden Holdings North America, Ltd. that are fully guaranteed by Maiden Holdings, Ltd. (“Maiden”), both related parties. The Company has classified this fixed security in corporate finance bonds and its market value at June 30, 2011 was $12,500.  For a further description of this transaction see Note 11. “Related Party Transactions”.

Proceeds from the sale of investments in available-for-sale securities during the six months ended June 30, 2011 and 2010 were approximately $738,742 and $369,726, respectively.

 A summary of the Company’s available-for-sale fixed securities as of June 30, 2011, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$8,544	$8,774
Due after one through five years	172,070	172,512
Due after five through ten years	403,511	413,724
Due after ten years	126,174	126,806
Mortgage backed securities	481,091	500,603
Total fixed maturities	$1,191,390	$1,222,419

(b) Investment Income

Net investment income for the three and six months ended June 30, 2011 and 2010 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Fixed maturities	$12,302	$11,666	$25,976	$23,370
Equity maturities	120	32	286	359
Cash and cash equivalents	966	1,910	1,572	2,755
Note receivable – related party	—	1,204	—	2,049
	13,388	14,812	27,834	28,533
Less: Investment expenses and interest expense on securities sold under agreements to repurchase	221	126	475	248
	$13,167	$14,686	$27,359	$28,285

(c) Other-Than-Temporary Impairment

 Other-than-temporary impairment (“OTTI”) charges of our fixed-maturities and equity securities for the three and six months ended June 30, 2011 and 2010 are presented in the table below:
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Equity securities	$345	$1,467	$345	$6,605
Fixed maturities	-	10,540	-	10,540
	345	12,007	345	17,145

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the securities have continuously been in an unrealized position as of June 30, 2011:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$948	$581	7	$4,665	$1,069	58	$5,613	$1,650
U.S. treasury securities	51,590	328	8	—	—	—	51,590	328
Municipal bonds	51,387	821	15	—	—	—	51,387	821
Corporate bonds:
Finance	116,309	2,768	28	94,203	6,732	13	210,512	9,500
Industrial	7,871	56	4	—	—	—	7,871	56
Utilities	23,401	126	3	—	—	—	23,401	126
Commercial Mortgage backed securities	—	—	—	—	—	—	—	—
Residential mortgage backed securities:
Agency backed	112,605	131	11	—	—	—	112,605	131
Non-agency backed	—	—	—	25	4	1	25	4
Total temporarily impaired securities	$364,111	$4,811	76	$98,893	$7,805	72	$463,004	$12,616

There are 148 securities at June 30, 2011 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses. The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of June 30, 2011, the Company has two interest rate swaps that were entered into in June 2011 related to the Company’s trust preferred securities and will take effect in September 2011 and June 2012.

(d) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of June 30, 2011 was $0 for corporate bonds and $141 related to equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at June 30, 2011. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of June 30, 2011, there were $211,867 principal amount outstanding at interest rates between 0.17% and 0.3%. Interest expense associated with these repurchase agreements for the three months ended June 30, 2011 and 2010 was $221 and $125, respectively, of which $0 was accrued as of June 30, 2011. Interest expense associated with the repurchase agreements for the six months ended June 30, 2011 and 2010 was $474 and $248, respectively. The Company has approximately $215,607 of collateral pledged in support of these agreements.

4.    Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2011:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$93,804	$93,804	$—	$—
U.S. government agencies	19,875	—	19,875	—
Municipal bonds	85,316	—	85,316	—
Corporate bonds:
Finance	428,903	—	428,903	—
Industrial	52,848	—	52,848	—
Utilities	41,070	—	41,070	—
Commercial mortgage backed securities	1,679	—	1,679	—
Residential mortgage backed securities:
Agency backed	489,168	—	489,168	—
Non-agency backed	8,712	—	8,712	—
Asset-backed securities	1,044	—	1,044	—
Equity securities	19,367	19,367	—	—
Short term investments	98,480	98,480	—	—
Other investments	22,008	—	—	22,008
Life settlement contracts	108,710	—	—	108,710
	$1,470,984	$211,651	$1,128,615	$130,718
Liabilities:
Equity securities sold but not yet purchased, market	$141	$141	$—	$—
Securities sold under agreements to repurchase, at contract value	211,867	—	211,867	—
Life settlement contract profit commission	9,267	—	—	9,267
	$221,275	$141	$211,867	$9,267

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three and six months ended June 30, 2011 and 2010:

(Amounts in Thousands)	Balance as of March 31, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2011
Other investments	$22,512	$—	$(875)	$786	$(415)	$—	$22,008
Life settlement contracts	63,686	33,842	—	11,182	—	—	108,710
Life settlement contract profit commission	(5,589)	(3,678)	—	—	—	—	(9,267)
Total	$80,609	$30,164	$(875)	$11,968	$(415)	$—	$121,451

(Amounts in Thousands)	Balance as of December 31, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2011
Other investments	$21,514	$661	$(377)	$866	$(656)	$—	$22,008
Life settlement contracts	22,155	57,962	—	28,593	—	—	108,710
Life settlement contract profit commission	(4,711)	(4,556)	—	—	—	—	(9,267)
Total	$38,958	$54,067	$(377)	$29,459	$(656)	$—	$121,451

(Amounts in Thousands)	Balance as of March 31, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2010
Other investments	$14,019	$—	$(685)	$108	$(119)	$—	$13,323
Derivatives	(353)	133	—	—	—	—	(220)
Total	$13,666	$133	$(685)	$108	$(119)	$—	$13,103

(Amounts in Thousands)	Balance as of December 31, 2009	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2010
Other investments	$12,746	$277	$296	$123	$(119)	$—	$13,323
Derivatives	(1,893)	133	—	—	1,540	—	(220)
Total	$10,853	$410	$296	$123	$1,421	$—	$13,103

The Company had no transfers between levels during the three and six months ended June 30, 2011 and 2010.

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

        5.    Debt

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of June 30, 2011 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances, which is being amortized over thirty years. The Company recorded $2,552 of interest expense for the three months ended June 30, 2011 and 2010 and $5,104 of interest expense for the six months ended June 30, 2011 and 2010, respectively, related to these trust preferred securities.

 The table below summarizes the Company’s trust preferred securities as of June 30, 2011:

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

In June 2011, the Company entered into two interest rate swap agreements related to these junior subordinated debentures.  Each agreement is for a period of five years and will commence upon their respective tranche’s interest rate changing from a fixed rate to a variable rate on their fifth anniversary in 2011 and 2012.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus.  The Company was in compliance with all covenants as of June 30, 2011.

Effective June 30, 2011, the “Company entered into a Waiver and Amendment No. 1 (“Amendment”) to its Credit Agreement.  The Amendment modifies certain restrictive covenants (indebtedness, liens and acquisitions) to permit the Company’s acquisition of certain assets and liabilities of Majestic Insurance Company (“Majestic”), as described in Note 12. “Acquisitions” and provides for a waiver of the Company’s compliance with a December 31, 2010 requirement under Section 6.15(d), a financial covenant.

As of June 30, 2011, the Company had outstanding borrowings of $98,200 under this Credit Agreement. The Company has outstanding letters of credit in place under the agreement at June 30, 2011 for $48,237, which reduced the availability on the line of credit for letters of credit to $1,763 and the availability under the facility to $3,563 as of June 30, 2011. The Company did not record a gain or loss on the extinguishment of its previous term loan.  The Company recorded approximately $1,140 of deferred financing costs related to the Credit Agreement.  Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at June 30, 2011), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on the Company’s consolidated leverage ratio and was .40% at June 30, 2011). On July 1, 2011, the Company repaid $90,000 of its outstanding borrowings under the Credit Agreement, which had been set aside for the Company’s acquisition of a Luxembourg domiciled captive insurance company, reducing its outstanding borrowings amount to $8,200.

The interest rate on the credit facility as of June 30, 2011 was 2.50%. The Company recorded interest expense of approximately $1,023 and $1,418 for the three and six months ended June 30, 2011, respectively, under the Credit Agreement.  The Company recorded interest expense of approximately $0 and $33 for the three months ended June 30, 2011 and 2010, respectively, and $72 and $65 for the six months ended June 30, 2011 and 2010, respectively, related to the term loan.

 Secured Loan Agreement

During February 2011, the Company entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded approximately $70 of deferred financing costs related to this agreement.  The Company recorded interest expense of approximately $119 and $170 for the three and six months ended June 30, 2011, respectively, related to this agreement. The loan is secured by an aircraft that a Company subsidiary acquired in February 2011.

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

Promissory Note

 In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), the Company, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first three annual principal payments were paid between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $135 and $210 of amortized discount on the note in its results of operations for the three months ended June 30, 2011 and 2010, respectively, and $298 and $450 for the six months ended June 30, 2011 and 2010, respectively. The note’s carrying value at June 30, 2011 was $7,197.

Other Letters of Credit

 In addition to the aforementioned letters of credit, the Company, through certain subsidiaries, has additional stand-by letters of credit as of June 30, 2011 in the amount of $2,962.

Maturities of Debt

Maturities of the Company’s debt subsequent to June 30, 2011 are as follows:

(Amounts in Thousands)	2011	2012	2013	2014	2015	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Revolving credit facility	—	—	—	98,200	—	—
Secured loan	395	977	1,021	1,068	1,116	5,836
Promissory note	—	7,197	—	—	—	—
Total	$395	$8,174	$1,021	$99,268	$1,116	$129,550

6.	Acquisition Costs and Other Underwriting Expenses

 The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Policy acquisition expenses	$56,499	$50,122	$103,316	$75,413
Salaries and benefits	31,969	23,062	59,891	48,415
Other insurance general and administrative expenses	1,112	6,395	7,607	17,097
	$89,580	$79,579	$170,814	$140,925

7.	Earnings Per Share

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands except per share)	2011	2010	2011	2010
Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$50,162	$30,823	$95,345	$69,523
Less: Net income allocated to participating securities and redeemable non-controlling interest	39	26	64	32
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$50,123	$30,797	$95,281	$69,491

Weighted average common shares outstanding – basic	59,880	59,486	59,766	59,412
Less: Weighted average participating shares outstanding	36	50	42	27
Weighted average common shares outstanding - basic	59,844	59,436	59,724	59,385
Net income per AmTrust Financial Services, Inc. common share - basic	$0.84	$0.52	$1.60	$1.17

Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$50,162	$30,823	$95,345	$69,523
Less: Net income allocated to participating securities and redeemable non-controlling interest	39	26	64	32
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$50,123	$30,797	$95,281	$69,491

Weighted average common shares outstanding – basic	59,844	59,436	59,724	59,385
Plus: Dilutive effect of stock options, other	1,778	920	1,670	887
Weighted average common shares outstanding – dilutive	61,622	60,356	61,394	60,272
Net income per AmTrust Financial Services, Inc. common shares – diluted	$0.81	$0.51	$1.55	$1.15

As of June 30, 2011, there were less than 100 anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

During 2010, the Company adopted the 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors (“Board”) to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. All remaining unissued shares related to the Company’s previously existing 2005 Equity Incentive Plan were absorbed into the Plan. As of June 30, 2011, approximately 5,600,000 shares of Company common stock remained available for grants under the Plan.

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

 The following schedule shows all options granted, exercised, and expired under the Plan for the six months ended June 30, 2011 and 2010:

	2011		2010
(Amounts in Thousands Except per Share)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,127	$10.46	4,168	$10.12
Granted	175	14.98	141	13.35
Exercised	(333)	9.40	(101)	7.50
Cancelled or terminated	(65)	16.48	(32)	12.08
Outstanding end of period	3,904	$10.68	4,176	$10.24

 The weighted average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was approximately $7.24 and $3.66, respectively.

 The Company issued 50,000 shares of restricted stock with a market value of approximately $700 during the six months ended June 30, 2010. The Board set a four-year vesting period for the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $89 and $49 during the three months ended June 30, 2011 and 2010, respectively,  and approximately $133 and $49 during the six months ended June 30, 2011 and 2010, respectively, related to this grant.

 The Company issued 202,456 and 90,828 restricted stock units (“RSUs”) with a market value of approximately $4,124 and $1,250 during the six months ended June 30, 2011 and 2010, respectively. The Board set a four-year vesting period for RSUs. The fair value of each RSU is equal to the market price of the Company’s common stock at the date of grant. Expense relating to all RSU grants is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $360 and $39 during the three months ended June 30, 2011 and 2010, respectively, and approximately $483  and $39 during the six months ended June 30, 2011 and 2010, respectively, related to all existing RSU grants.

 Compensation expense for all share-based payments under ASC 718-10-30 was approximately $1,817 and $1,035 for the three months ended June 30, 2011 and 2010, respectively, and $3,276 and $1,860 for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, there was approximately $7,759 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income and Shareholder Equity

The following table summarizes the components of comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Net income attributable to AmTrust	$50,162	$30,823	$95,345	$69,523
Unrealized holding gain (loss)	7,128	(4,253)	10,400	3,744
Reclassification adjustment	498	6,252	1,751	10,407
Foreign currency translation	679	(3,300)	4,519	(8,847)
Comprehensive income	$58,467	$29,522	$112,015	$74,827

The following table summarizes the ownership components of total equity for the six months ended June 30, 2011:

(Amounts in thousands)	AmTrust	Non-Controlling Interests	Total
Beginning Balance, January 1, 2011	$716,514	$21,800	$738,314
Net income	95,345	12,620	107,965
Unrealized holding gains and reclassification	12,151	—	12,151
Foreign currency translation	4,519	—	4,519
Comprehensive income	112,015	12,620	124,635
Capital contribution	—	13,365	13,365
Dividends	(9,561)	—	(9,561)
Share exercises and compensation, other	6,390	—	6,390
Ending Balance, June 30, 2011	$825,358	$47,785	$873,143

There were no distributions to non-controlling interests or changes in ownership percentages during the six months ended June 30, 2011.

10.	Income Taxes

Income tax expense for the three months ended June 30, 2011 and 2010 was $12,126 and $8,839, respectively, and $24,468 and $24,007 for the six months ended June 30, 2011 and 2010, respectively. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries	$64,693	$33,749	$125,233	$75,757
Equity in earnings of unconsolidated subsidiaries	4,077	5,913	7,200	17,773
Non-controlling interest	(6,482)	—	(12,620)	—
	$62,288	$39,662	$119,813	$93,530

Income taxes at statutory rates	$21,801	$13,882	$41,934	$32,736
Effect of income not subject to U.S. taxation	(9,693)	(5,724)	(17,336)	(8,969)
Other, net	18	681	(130)	240
Provision for income taxes as shown on the Condensed Consolidated Statements of Income	$12,126	$8,839	$24,468	$24,007
GAAP effective tax rate	19.5%	22.3%	20.4%	25.7%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2006 and forward. As permitted by FASB ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At June 30, 2011, the Company has no accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

11.	Related Party Transactions

Maiden

 The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”).  Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of June 30, 2011, Michael Karfunkel owns or controls approximately 13.9% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.0% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.  The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements

During the third quarter of 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd., net of commissions) and 40% of losses, excluding certain specialty risk programs that the Company commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

The Maiden Quota Share, which had an initial term of three years, was renewed for a three-year term effective July 1, 2010 and will automatically renew for successive three-year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. Effective April 1, 2011, AII and Maiden Insurance extended the term of the Maiden Quota Share to June 30, 2014.  In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

Effective April 1, 2011, the Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 30% of ceded written premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission remains 34.375%. Commencing January 1, 2012, the ceding commission, excluding the retail package business ceding commission (which remains at 34.375%), will be adjusted to (a) 30% of ceded premium, if the Specialty Risk and Extended Warranty subject premium, excluding ceded premium related to our medical liability business discussed below, is greater than or equal to 42% of the total subject premium, (b) 30.5% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 42% but greater than or equal to 38%, or (c) 31% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 38% of the total subject premium. Prior to April 1, 2011, AII received a ceding commission of 31% of ceded premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission was 34.375%.

Effective April 1, 2011, the Company, through its subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which the Company cedes to Maiden Insurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share has an initial term of one year and can be terminated at April 1, 2012 or any April 1 thereafter by either party on four months’ notice.  Maiden Insurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

The following is the effect on the Company’s balance sheet as of June 30, 2011 and December 31, 2010 and the results of operations for the three and six months ended June 30, 2011 and 2010 related to the above reinsurance agreements:

(Amounts in Thousands)	June 30, 2011	December 31, 2010
Assets and liabilities:
Reinsurance recoverable	$426,930	$386,932
Prepaid reinsurance premium	320,720	283,899
Ceded reinsurance premiums payable	(152,869)	(95,629)
Note payable	(167,975)	(167,975)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Results of operations:
Premium written – ceded	$(213,919)	$(112,465)	$(340,641)	$(226,557)
Change in unearned premium – ceded	77,227	6,166	90,013	17,855
Earned premium - ceded	$(136,692)	$(106,299)	$(250,628)	$(208,702)

Ceding commission on premium written	$44,160	$36,124	$83,885	$71,104
Ceding commission – deferred	(9,796)	(2,925)	(13,712)	(5,898)
Ceding commission – earned	$34,364	$33,199	$70,173	$65,206

Incurred loss and loss adjustment expense – ceded	$98,957	$64,274	$181,064	$135,446
Interest expense on collateral loan	472	25	958	507

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of June 30, 2011. The Company recorded $958 and $507 of interest expense during the six months ended June 30, 2011 and 2010, respectively.  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of June 30, 2011 was approximately $410,000. Maiden retains ownership of the collateral in the trust account.

 Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated.  As a result of this agreement, the Company assumed approximately $9,400 of written premium for which it earned approximately $3,400 and incurred losses of approximately $2,200 for the six months ended June 30, 2011.

 Effective September 1, 2010, the Company, through its subsidiary, Security National Insurance Company (“SNIC”), entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums. The reinsurance agreement’s impact on the Company’s results of operations, financial position or liquidity was immaterial for the six months ended June 30, 2011.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. Effective April 1, 2011, the Company also provides brokerage services to Maiden Insurance relating to the reinsurance agreement on the European medical liability business for a fee equal to 1.25% of reinsured premium.  The Company recorded $2,674 and $1,375 of brokerage commission (recorded as a component of service and fee income) during the three months ended June 30, 2011 and 2010, respectively and $4,258 and $2,885 during the six months ended June 30, 2011 and 2010, respectively.

Asset Management Agreement

 Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. The investment management services fee is 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $776 and $662 of investment management fees (recorded as a component of service and fee income) for the three months ended June 30, 2011 and 2010, respectively and $1,501 and $1,341 for the six months ended June 30, 2011 and 2010, respectively.

Senior Notes

In June 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally guaranteed by Maiden.  The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.  Maiden Holdings North America, Ltd. issued the Notes to use the proceeds, together with cash on hand, to repurchase, at 114% of the principal amount, $107,500 of Maiden’s $260,000 outstanding trust preferred securities, on a pro rata basis, to all of its trust preferred securities holders. ACP Re, Ltd., an entity owned by a trust controlled by Michael Karfunkel, the Company's Chairman of the Board, accepted the offer to repurchase its $79,066 in principal amount of trust preferred securities. The Company’s Audit Committee reviewed and approved the Company’s participation in this offering.

American Capital Acquisition Corporation

  During the three months ended March 31, 2010, the Company completed its strategic investment in American Capital Acquisition Corporation (“ACAC”). ACAC was formed by The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. (“GMACI”) and Motor Insurance Corporation (“MIC”, together with GMACI, “GMAC”), GMAC’s U.S. consumer property and casualty insurance business (the “GMAC Business”), a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMAC Insurers”). Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to the Company’s conversion rights described below). Michael Kafunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

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

The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement, which are payable, annually on March 1 through March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments will not exceed $15,000.  In addition, in connection with the Company’s investment, ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMAC.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $4,077 and $6,142 of income during the three months ended June 30, 2011 and 2010, respectively and $7,200 and $18,919 during the six months ended June 30, 2011 and 2010, respectively related to its equity investment in ACAC.

  Personal Lines Quota Share

The Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMAC Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among the GMAC Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMAC Insurers and assume 50% of the related net losses.  The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share has an initial term of three years and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMAC Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity.  The GMAC Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMAC Insurers to TIC to $121,000 during calendar year 2011 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $24,999 and $25,860  of business from the GMAC Insurers during the three months ended June 30, 2011 and 2010, respectively, and $50,586 and $34,560 of business from the GMAC Insurers during the six months ended June 30, 2011 and 2010, respectively.

Information Technology Services Agreement

The Company provides ACAC and its affiliates information technology development services at a price of cost plus 20%. In addition, as a new system developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company is receiving a license fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates plus our costs for support services. The Company recorded approximately $627 and $407 of fee income for the three months ended June 30, 2011 and 2010, respectively, and $1,358 and $622 of fee income for the six months ended June 30, 2011 and 2010, respectively, related to this agreement. The terms and conditions of this agreement are subject to regulatory approval.

Asset Management Agreement

The Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. As a result of this agreement, the Company earned approximately $382 and $442 of investment management fees for the three months ended June 30, 2011 and 2010, respectively, and $781 and $583 of investment management fees for the six months ended June 30, 2011 and 2010, respectively.

 As a result of these service agreements with ACAC, the Company recorded fees totaling approximately $1,009 and $849 for the three months ended June 30, 2011 and 2010, and $2,139 and $1,205 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the outstanding balance related to these service fees and reimbursable costs was approximately $1,980.

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2011 and 2010. The Company recorded a total of $30 and $226 for the three months ended June 30, 2011 and 2010, respectively and $143 and $345 for the six months ended June 30, 2011, for Diversified’s services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, the Company’s Chief Operating Officer. During several prior years, Diversified provided similar services to the Company. In March 2010, the Audit Committee ratified our existing contractual relationship and approved the ongoing contractual relationship with Diversified, including a determination that the contracts were not less favorable to the Company than similar services provided at arm's length.

Office Lease Agreements

In January 2008, the Company entered into an amended agreement for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel.  The lease was amended such that it increased the leased space to 14,807 square feet and extended the lease through December 31, 2017.  The Company’s Audit Committee reviewed and approved the extension of the lease.  The Company paid approximately $166 and $160 for the lease for the three months ended June 30, 2011 and 2010, respectively and $345 and $328 for the six months ended June 30, 2011 and 2010, respectively.

In January 2011, the Company entered into an amended agreement to lease office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel.   The lease was amended to increase the leased space to 9,030 square feet and extend the lease through October 31, 2017.  The Company’s Audit Committee reviewed and approved this amended lease agreement.  The Company paid approximately $65 and $78 for the three months ended June 30, 2011 and 2010, respectively and $148 and $125 for the six months ended June 30, 2011 and 2010, respectively.

12.	Acquisitions

 Majestic

The Company, through certain of its subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which the Company acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”).  On July 1, 2011, the Company, through one of its subsidiaries, entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $315,000 on a gross basis ($167,000 on a net basis), without any aggregate limit, and certain contracts related to Majestic's workers' compensation business, including leases for Majestic's California office space.  In addition, the Company assumed 100% of the unearned premium reserve of $26,000 on all in-force Majestic policies. As of June 30, 2011, the Company recorded a receivable due from Majestic of approximately $220,000 related to the cash and invested assets, including assignment of Majestic’s reinsurance recoverables of approximately $52,000, equal to Majestic’s loss and loss adjustment expense reserves and unearned premium reserves as of June 1, 2011, plus an additional $26,000 related to a reserve deficiency.  The Company received the cash and invested assets on or about July 1, 2011. The Reinsurance Agreement also contains a profit sharing provision whereby the Company pays Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by the Company in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less.

In consideration, on July 1, 2011, the Conservator and the Company entered into the Purchase Agreement, whereby a Company subsidiary acquired the right to offer, quote and solicit the renewals of in-force workers’ compensation policies written by Majestic and certain assets required by Majestic to conduct its business, including intellectual property and information technology, and furniture, fixtures and equipment.  In addition, the subsidiary offered employment to most of Majestic’s California-based employees.

ICM Re

In June 2011, the Company, through its subsidiary AmTrust Captive Holdings Limited (“ACHL”), acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315,000. The Company recorded approximately $347,000 of cash, intangible assets of $55,900 and a deferred tax liability of $87,800. The Company assigned a life of two years to the intangible assets, which have been classified as contractual use rights.  ICM Re subsequently changed its name to AmTrust Re Alpha. ACHL is included in the Company’s Specialty Risk and Extended Warranty segment.

The ICM Re transaction allows the Company to obtain the benefit of the captive’s capital and utilization of its existing and future loss reserves through a series of reinsurance arrangements with a subsidiary of the Company.

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

 As a result, the ultimate acquisition price of Warrantech was $43,771 and the Company recorded goodwill and intangible assets of approximately $49,868 and $29,600, respectively. Acquisition related costs related to the deal were less than $100. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The results of operations from Warrantech, which are included in the Company’s Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $12,969 and $24,642 for the three and six months ended June 30, 2011, respectively.

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

 In accordance with FASB ASC 805, Business Combinations, the Company’s total consideration paid for Risk Services was $11,700, which included cash of $11,100 and a value of $600 that was assigned for the redeemable non-controlling interest as determined using both a market and an income approach. The Company assigned a value of approximately $5,000 to intangible assets and $3,500 to goodwill. The intangible assets consisted of tradenames, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years. The Company included approximately $1,645 and $3,743 in the results of operations, as a component of service and fee income, for the three and six months ended June 30, 2011, respectively, in its Small Commercial Business segment.

13.	Investment in Life Settlements

During the third quarter of 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring certain life settlement contracts. A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. Tiger also acquired premium finance loans made in connection with the borrower’s purchase of a life insurance policy that are secured by the policy. The premium finance loans are in default and Tiger is in the process of acquiring the underlying policies through the borrower’s agreement to surrender the policy in satisfaction of the loan or foreclosure. The Company and ACAC each have a fifty percent ownership interest in Tiger. Upon formation, the Company and ACAC each contributed approximately $6,000 to purchase a portfolio of life insurance policies and premium finance loans with a follow on contribution each of approximately $5,000 during the fourth quarter of 2010. Additionally, during the six months ended June 30, 2011 each party contributed approximately $12,500 to Tiger.  A third party serves as the administrator of the life settlement contract portfolio, for which it receives an annual fee.  Under the terms of the agreement, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.

 During the second quarter of 2011, the Company formed AMT Capital Holdings, LLC (“AMTCH”) with a subsidiary of ACAC for the purposes of acquiring additional life settlement contracts. The Company and ACAC each have a fifty percent ownership interest in AMTCH.

The Company provides for certain actuarial and finance functions related to Tiger and AMTCH.  Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of Tiger and AMTCH.  As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates both entities.

 During the three and six months months ended June 30, 2011, Tiger and AMTCH acquired certain life insurance policies for approximately $12,663 and $23,643, respectively.  The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method.  The election is made on an instrument-by-instrument basis and is irrevocable.  The Company has elected to account for these policies using the fair value method.  The Company determines fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.  The Company recorded other income for the three and six months ended June 30, 2011 of approximately $22,638 and $41,524, respectively, related to the life insurance policies.  The Company’s investments in life settlements and cash value loans were approximately $116,028 as of June 30, 2011 and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet.

 In addition to the 194 policies disclosed in the table below, the Company owns 82 premium finance loans, which are secured by life insurance policies and are carried at a value of $7,317. The face value amount of the related 194 life insurance policies and 82 premium finance loans is approximately $1,275,933 and $467,200, respectively. If policyholders default on these loans, the Company will become the beneficiary on the underlying life insurance policy, at which point the Company has the option to make premium payments on the policies or allow the policies to lapse. If the policyholders do not default on the loans, the Company will be repaid the amount of the premium finance loans.

 The following table describes the Company’s investment in life settlements as of June 30, 2011:

(Amounts in thousands, except Life Settlement Contracts) Remaining life expectancy as of June 30, 2011	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	1	6,355	10,000
4-5	3	8,848	20,000
Thereafter	190	93,507	1,245,933
Total	194	$108,710	$1,275,933

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2011, are as follows:

(Amounts in thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2011	$17,322	$2,706	$20,028
2012	20,907	4,149	25,056
2013	22,647	4,311	26,958
2014	23,534	4,680	28,214
2015	24,949	5,030	29,979
Thereafter	497,466	170,114	667,580
Total	$606,825	$190,990	$797,815

14.	Contingent Liabilities

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

 As a result of its equity investment in ACAC, the Company made an initial investment in ACAC in the amount of approximately $53,000.  In addition, the Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement (See Note 11. “Related Party Transactions”), which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments shall not exceed $15,000.

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

The following tables summarize the results of operations of the business segments for the three and six months ended June 30, 2011 and 2010:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended June 30, 2011:
Gross written premium	$174,607	$265,502	$93,354	$24,999	$—	$558,462

Net written premium	113,221	185,178	52,283	24,999	—	375,681
Change in unearned premium	(39,187)	(75,547)	(12,145)	(520)	—	(127,399)
Net earned premium	74,034	109,631	40,138	24,479	—	248,282

Ceding commission - primarily related party	13,570	13,787	8,057	—	—	35,414

Loss and loss adjustment expense	(49,927)	(76,053)	(28,362)	(15,666)	—	(170,008)
Acquisition costs and other underwriting expenses	(31,653)	(31,658)	(18,314)	(7,955)		(89,580)
	(81,580)	(107,711)	(46,676)	(23,621)	—	(259,588)

Underwriting income	6,024	15,707	1,519	858	—	24,108
Service and fee income	5,177	14,904	1	—	4,460	24,542
Investment income and realized gain (loss)	7,059	4,491	1,902	331	—	13,783
Other expenses	(4,713)	(10,488)	(2,732)	(631)	—	(18,564)
Interest expense	(1,150)	(2,394)	(625)	(165)	—	(4,334)
Foreign currency gain	—	2,520	—	—	—	2,520
Gain on life settlement contracts	6,045	12,464	3,259	870	—	22,638
Provision for income taxes	(3,452)	(6,990)	(605)	(237)	(842)	(12,126)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	4,077	4,077
Non-controlling interest	(1,693)	(3,610)	(942)	(237)	—	(6,482)
Net income attributable to AmTrust Financial Services, Inc.	$13,297	$26,604	$1,777	$789	$7,695	$50,162

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended June 30, 2010:
Gross written premium	$107,600	$197,470	$77,712	$25,860	$—	$408,642

Net written premium	56,052	74,216	40,266	25,860	—	196,394
Change in unearned premium	9,208	12,371	(5,205)	(16,507)	—	(133)
Net earned premium	65,260	86,587	35,061	9,353	—	196,261

Ceding commission - primarily related party	12,954	12,927	7,077	—	—	32,958

Loss and loss adjustment expense	(39,347)	(54,064)	(22,253)	(5,846)	—	(121,510)
Acquisition costs and other underwriting expenses	(30,541)	(29,338)	(16,660)	(3,040)	—	(79,579)
	(69,888)	(83,402)	(38,913)	(8,886)	—	(201,089)

Underwriting income	8,326	16,112	3,225	467	—	28,130
Service and fee income	2,978	3,261	—	—	2,882	9,121
Investment income and realized gain (loss)	3,096	2,584	1,873	589	—	8,142
Other expenses	(2,933)	(3,736)	(1,967)	(700)	—	(9,336)
Interest expense	(928)	(1,174)	(689)	(272)	—	(3,063)
Foreign currency gain	—	755	—	—	—	755
Provision for income taxes	(2,737)	(4,692)	(627)	(23)	(760)	(8,839)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	5,913	5,913
Net income attributable to AmTrust Financial Services, Inc.	$7,802	$13,110	$1,815	$61	$8,035	$30,823

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Six months ended June 30, 2011:
Gross written premium	$315,323	$493,250	$143,330	$50,586	$—	$1,002,489

Net written premium	190,872	289,725	78,517	50,586	—	609,700
Change in unearned premium	(54,977)	(95,517)	(7,609)	(2,977)	—	(161,080)
Net earned premium	135,895	194,208	70,908	47,609	—	448,620

Ceding commission - primarily related party	31,895	26,686	12,517	—	—	71,098

Loss and loss adjustment expense	(86,690)	(133,477)	(48,067)	(30,470)	—	(298,704)
Acquisition costs and other underwriting expenses	(66,409)	(58,306)	(30,626)	(15,473)	—	(170,814)
	(153,099)	(191,783)	(78,693)	(45,943)	—	(469,518)

Underwriting income	14,691	29,111	4,732	1,666	—	50,200

Service and fee income	10,418	31,410	5	—	7,898	49,731
Investment income and realized gain (loss)	12,809	10,006	4,505	1,070	—	28,390
Other expenses	(12,025)	(19,509)	(5,163)	(2,063)	—	(38,760)
Interest expense	(2,509)	(4,071)	(1,077)	(431)	—	(8,088)
Foreign currency gain	—	2,236	—	—	—	2,236
Gain on life settlement contracts	12,882	20,900	5,532	2,210	—	41,524
Provision for income taxes	(7,086)	(13,693)	(1,667)	(479)	(1.543)	(24,468)
Equity in earnings of unconsolidated investment – related party	—	—	—	—	7,200	7,200
Non-controlling interest	(3,915)	(6,352)	(1,681)	(672)	—	(12,620)
Net income	$25,265	$50,038	$5,186	$1,301	$13,555	$95,345

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Six months ended June 30, 2010:
Gross written premium	$230,302	$349,644	$132,367	$34,560	$—	$746,873

Net written premium	117,490	160,265	73,493	34,560	—	385,808
Change in unearned premium	7,374	(21,914)	(1,700)	(25,207)	—	(41,447)
Net earned premium	124,864	138,351	71,793	9,353	—	344,361

Ceding commission - primarily related party	34,180	20,830	10,196	—	—	65,206

Loss and loss adjustment expense	(74,435)	(85,224)	(45,826)	(5,846)	—	(211,331)
Acquisition costs and other underwriting expenses	(64,722)	(44,049)	(29,114)	(3,040)	—	(140,925)
	(139,157)	(129,273)	(74,940)	(8,886)	—	(352,256)

Underwriting income	19,887	29,908	7,049	467	—	57,311

Service and fee income	5,552	5,987	—	—	5,548	17,087
Investment income and realized gain (loss)	9,752	7,867	5,102	805	—	23,526
Other expenses	(5,125)	(6,583)	(2,983)	(879)	—	(15,570)
Interest expense	(2,185)	(2,805)	(1,271)	(374)	—	(6,635)
Foreign currency gain	—	38	—	—	—	38
Provision for income taxes	(8,835)	(10,905)	(2,503)	(6)	(1,758)	(24,007)
Equity in earnings of unconsolidated investment – related party	—	—	—	—	17,773	17,773
Net income	$19,046	$23,507	$5,394	$13	$21,563	$69,523

 The following tables summarize long lived assets and total assets of the business segments as of June 30, 2011 and December 31, 2010:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of June 30, 2011:
Fixed assets	$13,892	$22,538	$5,965	$2,384	$—	$44,779
Goodwill and intangible assets	85,833	127,441	14,823	—	—	228,097
Total assets	2,061,692	2,205,550	716,114	152,241	—	5,135,597

As of December 31, 2010:
Fixed assets	$9,839	$13,386	$5,694	$1,970	$—	$30,889
Goodwill and intangible assets	87,001	95,737	15,088	—	—	197,826
Total assets	1,581,946	1,716,980	741,835	141,692	—	4,182,453

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

 Ceding Commission Revenues.   Ceding commission is a commission we receive from ceding gross written premium to third-party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commission, effective April 1, 2011 we receive a ceding commission of 30% or 34.375%, based on the business ceded.  Prior to April 1, 2011, we received a ceding commission of 31% or 34.375%, based on the business ceded. We allocate earned ceding commissions to our segments based on each segment's direct share of total acquisition costs and other underwriting expenses recognized during the period as well as the indirect share of the above expenses based on the proportionate share of earned premium recognized during the period.

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

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreements for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of Maiden and ACAC for which we receive a management fee.

•	Information technology services — We provide information technology services to ACAC and its affiliates for a fee.

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

Gain on Acquisition of Life Settlement Contracts.  The gain on acquisition of life settlement contracts represents the change in fair value of the investments in life settlements as evaluated at the end of each reporting period.  We determine fair value based upon the discounted cash flow of the anticipated death benefits, incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies.  We allocate gain on acquisition on life settlement contracts to our segments based on net written premium by segment.

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

 One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 25.2% and 19.8% for the three months ended June 30, 2011 and 2010, respectively and 24.7% and 22.4% for the six months ended June 30, 2011 and 2010, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 90.3% and 85.7% for the three months ended June 30, 2011 and 2010, respectively and 88.8% and 83.4% for the six months ended June 30, 2011 and 2010, respectively.

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

Life Settlement profit commission

 Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, and we have elected to account for our investment in life settlements using the fair value method.  We retain a third party service provider to perform certain administration functions to effectively manage these life settlement contracts and a portion of their fee is contingent on the overall profitability of the life settlement contracts.  We accrue the related profit commission on life settlements at fair value, in relation to life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract.  In addition, we accrue a best estimate in relation to profit commission due on the life settlement contracts acquired subsequent to December 31, 2010 as no contractual relationship currently exists.

Material Transactions

The following section is a summary of material transactions that occurred during the three and six month periods ended June 30, 2011:

Majestic

We, through certain of our subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which we acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). On July 1, 2011, one of our subsidiaries entered into the Reinsurance Agreement,  which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $315 million on a gross basis ($167 million on a net basis), without any aggregate limit, and certain contracts related to Majestic's workers' compensation business, including leases for Majestic's California office space.  In addition, we assumed 100% of the unearned premium reserve of approximately $26 million on all in-force Majestic policies.  As of June 30, 2011, we recorded a receivable due from Majestic of approximately $220 million related to the cash and invested assets, including assignment of Majestic’s reinsurance recoverables of approximately $52 million, equal to Majestic’s loss and loss adjustment expense reserves and unearned premium reserves as of June 1, 2011, plus an additional $26 million related to a reserve deficiency.  We received the cash and invested assets on or about July 1, 2011. The Reinsurance Agreement also contains a profit sharing provision whereby we pay Majestic up to 3% of net earned premium related to current Majestic policies that we renew in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less.  Majestic is included in our Small Commercial Business segment.  As a result of this transaction, during the three months ended June 30, 2011, we included in our Small Commercial Business segment and consolidated results of operations approximately $26 million in gross written premium, approximately $4.5 million in earned premium and approximately $1.4 million in acquisition and other underwriting expenses.

In consideration, on July 1, 2011, we entered into the Purchase Agreement with the Conservator, whereby our subsidiary, AmTrust North America, Inc. (“ANA”), acquired the right to offer, quote and solicit the renewals of in-force workers’ compensation policies written by Majestic and certain assets required by Majestic to conduct its business, including intellectual property and information technology, and furniture, fixtures and equipment.  In addition, ANA offered employment to most of Majestic’s California-based employees.

ICM Re

In June 2011, we, through our subsidiary AmTrust Captive Holdings Limited (“ACHL”), acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315 million. We  recorded approximately $347 million of cash, $55.9 million of intangibles and $87.8 million of deferred tax liabilities. We  assigned a life of two years to the intangible assets, which have been classified as contractual use rights.  ICM Re subsequently changed its name to AmTrust Re Alpha. ACHL is included in our Specialty Risk and Extended Warranty segment. The ICM Re transaction allows us to obtain the benefit of the captive’s capital and utilization of its existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries.

Maiden Quota Share

As described in more detail in the “Reinsurance” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, we amended the Maiden Quota Share agreement effective April 1, 2011 such that we now receive a ceding commission of 30% of ceded written premiums (instead of 31%) with respect to all covered business, except retail commercial package business, for which the ceding commission remains 34.375%.

Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$558,462	$408,642	$1,002,489	$746,873

Net written premium	$375,681	$196,394	$609,700	$385,808
Change in unearned premium	(127,399)	(133)	(161,080)	(41,447)
Net earned premium	248,282	196,261	448,620	344,361
Ceding commission – primarily related party	35,414	32,958	71,098	65,206
Service and fee income (related parties – three months $4,459; $2,880 and six months $7,898; $5,548)	24,542	9,121	49,731	17,087
Net investment income	13,167	14,686	27,359	28,285
Net realized gain (loss) on investments	616	(6,544)	1,031	(4,759)
Total revenues	322,021	246,482	597,839	450,180

Loss and loss adjustment expense	170,008	121,510	298,704	211,331
Acquisition costs and other underwriting expenses	89,580	79,579	170,814	140,925
Other	18,564	9,336	38,760	15,570
Total expenses	278,152	210,425	508,278	367,826
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	43,869	36,057	89,561	82,354

Other income (expense):
Foreign currency gain	2,520	755	2,236	38
Interest expense	(4,334)	(3,063)	(8,088)	(6,635)
Gain on acquisition of life settlement contracts	22,638	—	41,524	—
Total other income (expense)	20,824	(2,308)	35,672	(6,597)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	64,693	33,749	125,233	75,757

Provision for income taxes	12,126	8,839	24,468	24,007
Income before equity earnings of unconsolidated subsidiaries and non-controlling interest	52,567	24,910	100,765	51,750
Equity in earnings of unconsolidated subsidiaries – related parties	4,077	5,913	7,200	17,773
Net income	56,644	30,823	107,965	69,523
Non-controlling interest	(6,482)	—	(12,620)	—
Net income attributable to AmTrust Financial Services, Inc.	$50,162	$30,823	$95,345	$69,523

Key measures:
Net loss ratio	68.5%	61.9%	66.6%	61.4%
Net expense ratio	21.8%	23.8%	22.2%	22.0%
Net combined ratio	90.3%	85.7%	88.8%	83.4%

Net realized loss on investments:
Total other-than-temporary impairment loss	$(345)	$(12,007)	$(345)	$(17,145)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(345)	(12,007)	(345)	(17,145)
Other net realized gain on investments	961	5,463	1,376	12,386
Net realized investment gain (loss)	$616	$(6,544)	$1,031	$(4,759)

Consolidated Result of Operations for the Three Months Ended June 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $149.9 million, or 36.7%, to $558.5 million from $408.6 million for the three months ended June 30, 2011 and 2010, respectively. The increase of $149.9 million was primarily attributable to growth in our Specialty Risk and Extended Warranty and Small Commercial Business segments.  The increase in Specialty Risk and Extended Warranty business of $68.1 million resulted primarily from growth in new coverage plans in the U.S. and Europe, as well as our Italian medical liability business.  The increase in our Small Commercial Business segment of $67.0 million resulted primarily from the assumption of unearned premiums, increases in policy counts, and new product offerings.

Net Written Premium. Net written premium increased $179.3 million, or 91.3%, to $375.7 million from $196.4 million for the three months ended June 30, 2011 and 2010, respectively. The increase (decrease) by segment was: Small Commercial Business - $57.1 million, Specialty Risk and Extended Warranty - $111.0 million, Specialty Program – $12.2 million and Personal Lines – ($0.9)  million. Net written premium increased for the three months ended June 30, 2011 compared to the same period in 2010 due to the increase in gross written premium in 2010 compared to 2009.

  Net Earned Premium. Net earned premium increased $52.0 million, or 26.5%, to $248.3 million from $196.3 million for the three months ended June 30, 2011 and 2010. The increase (decrease) by segment was: Small Commercial Business — $8.8 million, Specialty Risk and Extended Warranty — $23.0 million, Specialty Program — $5.1 million, and Personal Lines — $15.1 million.

 Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 30% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the three months ended June 30, 2011 and 2010 was $35.4 million and $33.0 million, respectively. Ceding commission increased period over period as a result of increased premium writings.

Service and Fee Income. Service and fee income increased $15.4 million, or 169%, to $24.5 million from $9.1 million for the three months ended June 30, 2011 and 2010, respectively.  The increase was attributable primarily to fees of approximately $14.6 million generated by Warrantech and Risk Services, which were acquired in the second half of 2010.

 Net Investment Income. Net investment income decreased $1.5 million, or 10.2%, to $13.2 million from $14.7 million for the three months ended June 30, 2011 and 2010, respectively.  In the three months ended June 30, 2010, investment income benefited from the inclusion of $1.2 million of interest income related to a note receivable due from Warrantech before it was acquired in the third quarter of 2010.  Absent this item, investment income decreased $0.3 million, primarily, as a result of lower yields on our fixed maturities, which declined to 4.1% in 2011 from 4.2% in the same period in 2010.

Net Realized Gain (Losses) on Investments. Net realized gains on investments were $0.6 million, compared to net realized losses of $6.5 million for the three months ended June 30, 2011 and 2010, respectively.  The increase related primarily to non-cash write-downs of $0.3 million in 2011 compared to $12.0 million in 2010 for securities that we determined to be other-than-temporarily-impaired. Additionally, in 2011 our equity portfolio has declined to approximately one percent of our total investment portfolio and, therefore, our trading activity on our equity portfolio has declined as well.

 Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $48.5 million, or 39.9%, to $170.0 million from $121.5 million for the three months ended June 30, 2011 and 2010, respectively.  Our loss ratio for the three months ended June 30, 2011 and 2010 was 68.5% and 61.9%, respectively.  The increase in the loss ratio in 2011 resulted from higher actuarial estimates based on current year actual loss estimates, and was also impacted by increased U.S. storm activity during the three months ended June 30, 2011 that contributed an additional 1.1% to the loss ratio.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $10.0 million, or 12.6%, to $89.6 million from $79.6 million for the three months ended June 30, 2011 and 2010, respectively.  The expense ratio for the same periods decreased to 21.8% from 23.8%, respectively, and impacted all segments.  The decrease in the expense ratio related primarily from a change in business mix, which reduced other insurance general and administrative expense.  The decrease in this expense was partially offset by a reduction in the Maiden ceding commission percentage resulting from our amended quota share agreement which became effective April 1, 2011.

 Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $7.8 million, or 21.6%, to $43.9 million from $36.1 million for the three months ended June 30, 2011 and 2010, respectively.  The change in income from 2010 to 2011 resulted primarily from higher net earned premium, increased service and fee income as well as net realized gains on investments offset, partially, by higher loss and loss adjustment expenses and other expense.

Interest Expense. Interest expense for the three months ended June 30, 2011 was $4.3 million, compared to $3.1 million for the same period in 2010.  The increase was attributable to interest expense related to the outstanding balance on the revolving credit facility we entered into during January 2011 and a secured loan agreement we entered into in February 2011 that had higher outstanding balances than our outstanding debt facilities in the comparative periods in 2010.

Gain on Investment in Life Settlement Contracts.   Gain on investment in life settlement contracts was $22.6 million in the three months ended June 30, 2011 and resulted primarily from the acquisition of approximately 48 life settlement contracts that were purchased by or surrendered to us in satisfaction of premium finance loans during the period.  The life settlement contracts were acquired by Tiger Capital, LLC, and AMT Capital Holdings, LLC, a company we formed in the second quarter of 2011 with ACAC.

Income Tax Expense. Income tax expense for the three months ended June 30, 2011 was $12.1 million, which resulted in an effective tax rate of 19.5%. Income tax expense for the three months ended June 30, 2010 was $8.8 million, which resulted in an effective tax rate of 22.3%.  The decrease in our effective rate for the three months ended June 30, 2011 resulted primarily from earning a higher percentage of pretax income in countries of domicile with lower effective rates.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related parties decreased by $1.8 million for the three months ended June 30, 2011 to $4.1 million compared to $5.9 million for the three months ended June 30, 2010.  The decrease related to weaker operating results from ACAC.

Consolidated Result of Operations for the Six Months Ended June 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $255.6 million, or 34.2%, to $1,002.5 million from $746.9 million for the six months ended June 30, 2011 and 2010, respectively. The increase of $255.6 million was attributable to growth in our Specialty Risk and Extended Warranty and Small Commercial Business Segments.  The increase in Specialty Risk and Extended Warranty business of $143.7 million resulted primarily from growth in new coverage plans in the U.S. and Europe, as well as our Italian medical liability business.  Additionally, gross written premium increased in our Small Commercial Business segment by $85.0 million, resulting primarily from increases in policy counts and new product offerings.  We also benefited from participating in the Personal Lines Quota share with the GMAC Insurers for all six months in  2011 compared to four months in 2010, which resulted in an additional $16.0 million of assumed gross written premium.

 Net Written Premium. Net written premium increased $223.9 million, or 58.0%, to $609.7 million from $385.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase (decrease) by segment was: Small Commercial Business - $73.5 million, Specialty Risk and Extended Warranty - $129.4 million, Specialty Program – $5.0 million and Personal Lines - $16.0 million. Net written premium increased for the six months ended June 30, 2011 compared to the same period in 2010 due to the increase in gross written premium in 2010 compared to 2009.

  Net Earned Premium. Net earned premium increased $104.2 million, or 30.3%, to $448.6 million from $344.4 million for the six months ended June 30, 2011 and 2010. The increase (decrease) by segment was: Small Commercial Business — $11.0 million, Specialty Risk and Extended Warranty — $55.8 million, Specialty Program — ($0.8) million, and Personal Lines — $38.2 million.

 Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 30% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the six months ended June 30, 2011 and 2010 was $71.1 million and $65.2 million, respectively. Ceding commission increased period over period as a result of increased premium writings and cessions of European medical liability business in the three months ended June 30, 2011.

Service and Fee Income. Service and fee income increased $32.6 million, or 191.0%, to $49.7 million from $17.1 million for the six months ended June 30, 2011 and 2010, respectively.  The increase was attributable primarily to fees of approximately $28.4 million generated by Warrantech and Risk Services, which were acquired in the second half of 2010.

Net Investment Income. Net investment income decreased $0.9 million, or 3.3%, to $27.4 million from $28.3 million for the six months ended June 30, 2011 and 2010, respectively.  In the six months ended June 30, 2010, investment income benefited from the inclusion of $2.0 million of interest income related to a note receivable due from Warrantech before it was acquired in the third quarter of 2010.  Absent this item, investment income increased $1.1 million as a result of a higher amount of invested assets period over period partially offset by lower yields on our fixed maturities, which declined to 4.1% in 2011 from 4.2% in the same period in 2010.

Net Realized Gain (Losses) on Investments. Net realized gains on investments were $1.0 million, compared to net realized losses of $4.8 million for the six months ended June 30, 2011 and 2010, respectively.  The increase related primarily to non-cash write-downs of $0.3 million in 2011 compared to $17.1 million in 2010 for securities that we determined to be other-than-temporarily-impaired. Additionally, in 2011 our equity portfolio has declined to approximately one percent of our total investment portfolio and, therefore, our trading activity on our equity portfolio has declined as well.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $87.4 million, or 41.3%, to $298.7 million from $211.3 million for the six months ended June 30, 2011 and 2010, respectively.  Our loss ratio for the six months ended June 30, 2011 and 2010 was 66.6% and 61.4%, respectively.  The increase in the loss ratio in 2011 resulted from higher actuarial estimates based on current year actual loss estimates, and was also impacted by U.S. storms in the three months ended June 30, 2011 that contributed an additional 0.5% to the loss ratio.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $29.9 million, or 21.2%, to $170.8 million from $140.9 million for the six months ended June 30, 2011 and 2010, respectively.  The expense ratio for the same periods increased to 22.2% from 22.0%, respectively. The increase in policy acquisition costs was the largest contributor to the increase in the expense ratio during the six months ended June 30, 2011.

 Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $7.2 million, or 8.7%, to $89.6 million from $82.4 million for the six months ended June 30, 2011 and 2010, respectively.  The change in income from 2010 to 2011 resulted primarily from higher net earned premium, increased service and fee income as well as net realized gains on investments offset, partially, by higher loss and loss adjustment expenses and other expense.

 Interest Expense. Interest expense for the six months ended June 30, 2011 was $8.1 million, compared to $6.6 million for the same period in 2010.  The increase was attributable to higher outstanding debt balances on the revolving credit facility we entered into during January 2011 and the secured loan agreement we entered into in February 2011 compared to outstanding debt balances on our $40 million term loan and $30 million promissory note during the comparative 2010 period.

Gain on Investment in Life Settlement Contracts.   Gain on investment in life settlement contracts was $41.5 million in the six months ended June 30, 2011 and resulted primarily from the acquisition of approximately 114 life settlement contracts that were purchased by or surrendered to us in satisfaction of premium finance loans during the period.  The life settlement contracts were acquired by Tiger Capital, LLC, and AMT Capital Holdings, LLC, a company we formed in the second quarter of 2011 with ACAC.

Income Tax Expense. Income tax expense for the six months ended June 30, 2011 was $24.5 million, which resulted in an effective tax rate of 20.4%. Income tax expense for the six months ended June 30, 2010 was $24.0 million, which resulted in an effective tax rate of 25.7%.  The decrease in our effective rate for the six months ended June 30, 2011 resulted primarily from earning a higher percentage of pretax income in countries of domicile with lower effective rates.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related parties decreased by $10.6 million for the six months ended June 30, 2011 to $7.2 million compared to $17.8 million for the six months ended June 30, 2010.  The decrease related to our initial acquisition gain on ACAC of $10.4 million recognized during the six months ended June 30, 2010.  Absent this one time gain, equity in earnings of consolidated subsidiaries-related party was relatively flat at $7.2 million in 2011 compared to $7.4 million in 2010.

Small Commercial Business Segment Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$174,607	$107,600	$315,323	$230,302

Net written premium	113,221	56,052	190,872	117,490
Change in unearned premium	(39,187)	9,208	(54,977)	7,374
Net earned premium	74,034	65,260	135,895	124,864
Ceding commission – primarily related party	13,570	12,954	31,895	34,180

Loss and loss adjustment expense	49,927	39,347	86,690	74,435
Acquisition costs and other underwriting expenses	31,653	30,541	66,409	64,722
Total expenses	81,580	69,888	153,099	139,157
Underwriting income	$6,024	$8,326	$14,691	$19,887

Key measures:
Net loss ratio	67.4%	60.3%	63.8%	59.6%
Net expense ratio	24.4%	26.9%	25.4%	24.5%
Net combined ratio	91.9%	87.2%	89.2%	84.1%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$31,653	$30,541	$66,409	$64,722
Less: ceding commission revenue – primarily related party	13,570	12,954	31,895	34,180
	18,083	17,587	34,514	30,542
Net earned premium	$74,034	$65,260	$135,895	$124,864
Net expense ratio	24.4%	26.9%	25.4%	24.5%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2011 and 2010

Gross Written Premium.   Gross written premium increased $67.0 million, or 62.3%, to $174.6 million from $107.6 million for the three months ended June 30, 2011 and 2010, respectively.  The increase resulted primarily from new business associated with additional product offerings, higher overall policy counts and the assumption of $26 million of unearned premium from Majestic.

Net Written Premium.   Net written premium increased $57.1 million, or 102%, to $113.2 million from $56.1 million for the three months ended June 30, 2011 and 2010, respectively. The increase in net premium resulted from an increase in gross written premium for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as well as the assumption of unearned premium of $26 million from Majestic.

Net Earned Premium.   Net earned premium increased $8.8 million, or 13.4%, to $74.1 million from $65.3 million for the three months ended June 30, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010 as well as the assumption of $26 million in unearned premium from Majestic, for which we earned $4.5 million during the three months ended June 30, 2011.

Ceding Commission.   The ceding commission earned during the three months ended June 30, 2011 and 2010 was $13.6 million and $13.0 million, respectively. The increase related to an increase in the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $10.6 million, or 27.0%, to $49.9 million from $39.3 million for the three months ended June 30, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended June 30, 2011 increased to 67.4% from 60.3% for the three months ended June 30, 2010. The increase in the loss ratio in the three months ended June 30, 2011 resulted primarily from higher actuarial estimates based on actual losses, and was also impacted by U.S. storms in the three months ended June 30, 2011 that contributed an additional 4.4% to the loss ratio.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $1.2 million, or 3.9%, to $31.7 million from $30.5 million for the three months ended June 30, 2011 and 2010, respectively. The expense ratio decreased to 24.4% for the three months ended June 30, 2011 from 26.9% for the three months ended June 30, 2010.  The expense ratio decreased based on a change in business mix, which was partially offset by a lower Maiden ceding commission percentage resulting from our amended quota share agreement  which became effective April 1, 2011.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $2.3 million, or 27.7%, to $6.0 million from $8.3 million for the three months ended June 30, 2011 and 2010, respectively. This decrease resulted primarily from higher loss and loss adjustment expense during the three months ended June 30, 2011.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $85.0 million, or 36.9%, to $315.3 million from $230.3 million for the six months ended June 30, 2011 and 2010, respectively. The increase resulted primarily from new business associated with additional product offerings, higher overall policy counts and the assumption of $26 million of unearned premium from Majestic.

Net Written Premium. Net written premium increased $73.5 million, or 62.5%, to $190.9 million from $117.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase in net premium resulted from an increase in gross written premium for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as well as the assumption of $26 million of unearned premium from Majestic.

Net Earned Premium. Net earned premium increased $11.0 million, or 8.8%, to $135.9 million from $124.9 million for the six months ended June 30, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010, as well as the assumption of $26 million of unearned premium from Majestic, for which we earned $4.5 million during the six months ended June 30, 2011.

Ceding Commission. The ceding commission earned during the three months ended June 30, 2011 and 2010 was $32.0 million and $34.0 million, respectively. The decrease related to a decline in the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $12.3 million, or 16.5%, to $86.7 million from $74.4 million for the six months ended June 30, 2011 and 2010, respectively. Our loss ratio for the segment for the six months ended June 30, 2011 increased to 63.8% from 59.6% for the six months ended June 30, 2010. The increase in the loss ratio in the six months ended June 30, 2011 resulted primarily from higher actuarial estimates based on actual losses, and was also impacted by U.S. storms in the three months ended June 30, 2011 that contributed an additional 2.3% to the loss ratio.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $1.7 million, or 2.6%, to $66.4 million from $64.7 million for the six months ended June 30, 2011 and 2010, respectively. The expense ratio increased to 25.4% for the six months ended June 30, 2011 from 24.5% for the six months ended June 30, 2010.  The increase in the expense ratio resulted primarily from a lower allocation of Maiden ceding commission to the segment during the six months ended June 30, 2011 compared to the same period in 2010.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $5.2 million, or 26.1%, to $14.7 million from $19.9 million for the six months ended June 30, 2011 and 2010, respectively. This decrease resulted primarily from higher loss and loss adjustment expenses during the six months ended June 30, 2010.

Specialty Risk and Extended Warranty Segment Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$265,502	$197,470	$493,250	$349,644

Net written premium	185,178	74,216	289,725	160,265
Change in unearned premium	(75,547)	12,371	(95,517)	(21,914)
Net earned premium	109,631	86,587	194,208	138,351
Ceding commission – primarily related party	13,787	12,927	26,686	20,830

Loss and loss adjustment expense	76,053	54,064	133,477	85,224
Acquisition costs and other underwriting expenses	31,658	29,338	58,306	44,049
Total expenses	107,711	83,402	191,783	129,273
Underwriting income	$15,707	$16,112	$29,111	$29,908

Key measures:
Net loss ratio	69.4%	62.4%	68.7%	61.6%
Net expense ratio	16.3%	19.0%	16.3%	16.8%
Net combined ratio	85.7%	81.4%	85.0%	78.4%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$31,658	$29,338	$58,306	$44,049
Less: ceding commission revenue – primarily related party	13,787	12,927	26,686	20,830
	17,871	16,411	31,620	23,219
Net earned premium	$109,631	$86,587	$194,208	$138,351
Net expense ratio	16.3%	19.0%	16.3%	16.8%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $68.1 million, or 34.5%, to $265.5 million from $197.4 million for the three months ended June 30, 2011 and 2010, respectively. The increase related primarily to growth in our existing European business from general liability, medical liability and warranty coverage and U.S. business from warranty coverage.  Additionally, the segment benefited from the underwriting of new coverage plans in Europe and the U.S. as well as a $19 million assumption of unearned premium from a U.S. customer.

Net Written Premium. Net written premium increased $111.0 million, or 149%, to $185.2 million from $74.3 million for the three months ended June 30, 2011 and 2010, respectively. The increase in net written premium resulted from an increase of gross written premium for the three months ended June 30, 2011 compared to gross written premium for the three months ended June 30, 2010 as well as the entering into a reinsurance agreement with Maiden Insurance to cede 40% of our European medical liability business in the second quarter of 2011.  In 2010, we ceded 80% of this business under another reinsurance agreement.

Net Earned Premium. Net earned premium increased $23.0 million, or 26.6%, to $109.6 million from $86.6 million for the three months ended June 30, 2011 and 2010, respectively.  As net premiums written are earned ratably over the term of a policy, which on average is 25 months, the increase resulted from growth in net written premium between 2009 and 2011.

Ceding Commission.   The ceding commission earned during the three months ended June 30, 2011 and 2010 was $13.8 million and $12.9 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $22.0 million, or 40.7%, to $76.1 million from $54.1 million for the three months ended June 30, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended June 30, 2011 increased to 69.4% from 62.4% for the three months ended June 30, 2010.  The increase in the loss ratio for the three months ended June 30, 2011 resulted primarily from higher actuarial estimates based on actual losses as well as a shift in business mix within the segment as the portion of casualty policies written increased compared to the portion of warranty policies written.

 Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $2.4 million, or 8.2%, to $31.7 million from $29.3 million for the three months ended June 30, 2011 and 2010, respectively. The expense ratio decreased to 16.3% for the three months ended June 30, 2011 from 19.0% for the three months ended June 30, 2010.  The decline is primarily attributable to a proportional reduction in overall acquisition cost based on a change in business mix, which was partially offset by a lower Maiden ceding commission percentage resulting from our amended quota share agreement which became effective April 1, 2011.

 Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $0.4 million, or 2.5%, to $15.7 million from $16.1 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease was attributable primarily to higher loss and loss adjustment expense partially offset by increased ceding commissions.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $143.7 million, or 41.1%, to $493.3 million from $349.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase related primarily to growth in our existing European business from general liability, medical liability and warranty coverage and U.S. business from warranty coverage.  Additionally, the segment benefited from the underwriting of new coverage plans in Europe and the U.S. as well as a $19 million assumption of unearned premium from a new U.S. customer.

Net Written Premium. Net written premium increased $129.4 million, or 80.7%, to $289.7 million from $160.3 million for the six months ended June 30, 2011 and 2010, respectively. The increase in net written premium resulted from an increase of gross written premium for the six months ended June 30, 2011 compared to gross written premium for the six months ended June 30, 2010 as well as the entering into a reinsurance agreement with Maiden Insurance to cede 40% of our European medical liability business in the second quarter of 2011. In 2010, we ceded 80% of this business under another reinsurance agreement.

Net Earned Premium. Net earned premium increased $55.8 million, or 40.3%, to $194.2 million from $138.4 million for the six months ended June 30, 2011 and 2010, respectively.  As net premiums written are earned ratably over the term of a policy, which on average is 25 months, the increase resulted from growth in net written premium between 2009 and 2011.

Ceding Commission.   The ceding commission earned during the six months ended June 30, 2011 and 2010 was $26.7 million and $20.8 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $48.3 million, or 56.7%, to $133.5 million from $85.2 million for the six months ended June 30, 2011 and 2010, respectively. Our loss ratio for the segment for the six months ended June 30, 2011 increased to 68.7% from 61.6% for the six months ended June 30, 2010.  The increase in the loss ratio for the six months ended June 30, 2011 resulted primarily from higher actuarial estimates based on actual losses as well as a shift in business mix within the segment as the portion of casualty policies written increased compared to the portion of warranty policies written.

 Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $14.3 million, or 32.5%, to $58.3 million from $44.0 million for the six months ended June 30, 2011 and 2010, respectively. The expense ratio was 16.3% for the six months ended June 30, 2011 and compared to 16.8% for the six months ended June 30, 2010.  The decrease in expense ratio was attributable to a slight decline in acquisition costs based on business mix, partially offset by a reduction in the Maiden ceding commission percentage resulting from our amended quota share agreement which became effective April 1, 2011.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $0.8 million, or 2.7%, to $29.1 million from $29.9 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease was attributable primarily to higher loss and loss adjustment expense.

Specialty Program Segment Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$93,354	$77,712	$143,330	$132,367

Net written premium	52,283	40,266	78,517	73,493
Change in unearned premium	(12,145)	(5,205)	(7,609)	(1,700)
Net earned premium	40,138	35,061	70,908	71,793
Ceding commission – primarily related party	8,057	7,077	12,517	10,196

Loss and loss adjustment expense	28,362	22,253	48,067	45,826
Acquisition costs and other underwriting expenses	18,314	16,660	30,626	29,114
Total expenses	46,676	38,913	78,693	74,940
Underwriting income	$1,519	$3,225	$4,732	$7,049

Key measures:
Net loss ratio	70.7%	63.5%	67.8%	63.8%
Net expense ratio	25.6%	27.3%	25.5%	26.4%
Net combined ratio	96.2%	90.8%	93.3%	90.2%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$18,314	$16,660	$30,626	$29,114
Less: ceding commission revenue – primarily related party	8,057	7,077	12,517	10,196
	10,257	9,583	18,109	18,918
Net earned premium	$40,138	$35,061	$70,908	$71,793
Net expense ratio	25.6%	27.3%	25.5%	26.4%

Specialty Program Segment Results of Operations for the Three Months Ended June 30, 2011 and 2010

Gross Written Premium.  Gross premium increased $15.7 million, or 20.2%, to $93.4 million from $77.7 million for the three months ended June 30, 2011 and 2010, respectively.  The increase in gross written premium related primarily to an increase in new and existing programs that included workers compensation programs, commercial auto and general liability programs and excess and surplus lines programs.  The increases were partially offset by declines in other programs as a result of our maintenance of our pricing and administrative discipline, which resulted in the termination of certain programs that represented approximately $5 million, of which one program represented approximately 80% of this decrease.  Additionally, we experienced a decline of approximately $0.4 million from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off.

Net Written Premium.  Net premium increased $12.2 million, or 30.4%, to $52.3 million from $40.1 million for the three months ended June 30, 2011 and 2010, respectively. The increase in net written premium resulted from a increase in gross written premium for the three months ended June 30, 2011 compared to for the three months ended June 30. 2010.

 Net Earned Premium.  Net earned premium increased $5.1 million, or 14.5%, to $40.1 million from $35.0 million for the three months ended June 30, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010.

  Ceding Commission.   The ceding commission earned during the three months ended June 30, 2011 and 2010 was $8.1 million and $7.1 million, respectively.  The increase related primarily to an increase in earned premium and a shift in the mix of the programs written during the periods.  For the three months ended June 30, 2011, we wrote certain programs that have a higher percentage of policy acquisition costs to earned premium than in the three months ended June 30, 2010 and, therefore, we allocated more ceding commission to the segment. In addition, there was an increase in earned premium based on the allocation to this segment of its proportionate share of our indirect policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $6.1 million, or 27.4%, to $28.4 million from $22.3 million for the three months ended June 30, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended June 30, 2011 increased to 70.7% from 63.5% for the three months ended June 30, 2010. The increase in the loss ratio for the three months ended June 30, 2011 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $1.6 million, or 9.6%, to $18.3 million from $16.7 million for the three months ended June 30, 2011 and 2010, respectively. The expense ratio was 25.6% for the three months ended June 30, 2011 compared to 27.3% for the three months ended June 30, 2010.  The decrease in the expense ratio was attributable to a decline in acquisition costs due to a change in business mix that resulted from assuming certain business from a fronting arrangement in 2010, which required a front fee, to writing the insurance policies on our own insurance carriers’ paper in 2011.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $1.7 million, or 53.1%, to $1.5 million from $3.2 million for the three months ended June 30, 2011 and 2010, respectively. The decrease of $1.7 million resulted primarily from higher loss and loss adjustment expenses.

Specialty Program Segment Results of Operations for the Six Months Ended June 30, 2011 and 2010

Gross Written Premium.  Gross premium increased $10.9 million, or 8.2%, to $143.3 million from $132.4 million for the six months ended June 30, 2011 and 2010, respectively. The increase in gross written premium related primarily to an increase in new and existing programs that included workers compensation programs, commercial auto and general liability programs and excess and surplus lines programs. The increases were offset by declines in other programs as a result of our maintenance of our pricing and administrative discipline, which resulted in the termination of certain programs that represented approximately $11 million, of which two programs represented approximately 75% of this decrease.  Additionally, we experienced a decline of approximately $1 million from business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement that was entered into as an accommodation to the seller in connection with our acquisition of WIC and is now in run-off.

Net Written Premium.  Net premium increased $5.0 million, or 6.8%, to $78.5 million from $73.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase in net written premium result from a increase in gross written premium for the six months ended June 30, 2011 compared to for the six months ended June 30, 2010.

Net Earned Premium.  Net earned premium decreased $0.8 million, or 1.1%, to $70.9 million from $71.7 million for the six months ended June 30, 2011 and 2010, respectively. The slight decrease is the result of slightly lower written premium for the twelve months preceding June 30, 2011 as compared to the twelve months preceding June 30, 2010.

Ceding Commission.  The ceding commission earned during the six months ended June 30, 2011 and 2010 was $12.5 million and $10.2 million, respectively.  The increase related primarily to an increase in earned premium and a shift in the mix of the programs written during the periods.  For the six months ended June 30, 2011, we wrote certain programs that have a higher percentage of policy acquisition costs to earned premium than in the six months ended June 30, 2010 and, therefore, we allocated more ceding commission to the segment.  The increase was partially offset by an overall decline in earned premium based on the allocation to this segment of its proportionate share of our indirect policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $2.3 million, or 5.0%, to $48.1 million from $45.8 million for the six months ended June 30, 2011 and 2010, respectively. Our loss ratio for the segment for the six months ended June 30, 2011 increased to 67.8% from 63.8% for the six months ended June 30, 2010. The increase in the loss ratio for the six months ended June 30, 2011 resulted primarily from higher actuarial estimates based on actual losses.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $1.5 million, or 5.2%, to $30.6 million from $29.1 million for the six months ended June 30, 2011 and 2010, respectively. The expense ratio was 25.5% and 26.4% for the six months ended June 30, 2011 and June 30, 2010, respectively.  The decrease in the expense ratio was attributable to a decline in acquisition costs due to a change in business mix that resulted from assuming certain business from a fronting arrangement in 2010, which required a front fee, to writing the insurance policies on our own insurance carriers’ paper in 2011.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $2.3 million, or 32.9%, to $4.7 million from $7.0 million for the six months ended June 30, 2011 and 2010, respectively. The decrease of $2.3 million resulted primarily from an increase in loss and loss adjustment expense.

Personal Lines Reinsurance Segment Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$24,999	$25,860	$50,586	$34,560

Net written premium	24,999	25,860	50,586	34,560
Change in unearned premium	(520)	(16,507)	(2,977)	(25,207)
Net earned premium	24,479	9,353	47,609	9,353

Loss and loss adjustment expense	15,666	5,846	30,470	5,846
Acquisition costs and other underwriting expenses	7,955	3,040	15,473	3,040
Total expenses	23,621	8,886	45,943	8,886
Underwriting income	$858	$467	$1,666	$467

Key measures:
Net loss ratio	64.0%	62.5%	64.0%	62.5%
Net expense ratio	32.5%	32.5%	32.5%	32.5%
Net combined ratio	96.5%	95.0%	96.5%	95.0%

Personal Lines Reinsurance Segment Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

We began assuming commercial auto business from the GMAC Insurers effective March 1, 2010 pursuant to the Personal Lines Quota Share with the GMAC Insurers. We assumed $25.0 million and $25.9 million of premium from the GMAC Insurers for the three months ended June 30, 2011 and 2010, respectively and $50.6 and $34.6 million for the six months ended June 30, 2011.  The increase in the six month period related primarily to assuming business for the entire six-month period in 2011 compared to four months in 2010.  Net earned premium increased in 2011 in both periods compared to the equivalent periods in 2010 due to the earning cycle of assumed premium written in 2010.  Loss and loss adjustment expense as well as acquisition costs and other underwriting expenses increased proportionately with earned premiums.

Liquidity and Capital Resources

 Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $278.2 million and $189.0 million in the six months ended June 30, 2011 and 2010, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months. However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

            The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
(Amounts in Thousands)	2011	2010
Cash and cash equivalents provided by (used in):
Operating activities	$174,895	$6,283
Investing activities	(86,981)	41,374
Financing activities	(36,171)	44,388

 Net cash provided by operating activities for the six months ended June 30, 2011 increased compared to cash provided by operating activities in the six months ended June 30, 2010. The increase in cash flow resulted from a shift in business mix to an increased amount of business that has a longer average claim payment cycle and an overall increase in our reinsurance payables, which are typically paid in arrears, thus providing us with a timing benefit on this cash we collected.

 Cash used in investing activities during the six months ended June 30, 2011 was approximately $87 million and primarily consisted of approximately $73 million for the purchase of fixed and equity securities, approximately $12 million for the purchase of an aircraft and approximately $27 million for the acquisition of and premium payments for life settlement contracts partially offset by the net receipt of cash in the approximate amount of $32 million obtained in the ICM Re acquisition.  Cash used in investing activities during the six months ended June 30, 2010 was approximately $41 million and consisted primarily of net sales of fixed securities of $96 million, net sales of equity securities of $5 million offset, partially, by investments in ACAC and other subsidiaries of approximately $57 million.

Cash used in financing activities for the six months ended June 30, 2011 was approximately $36 million and consisted primarily of repayment on repurchase agreements in the amount of approximately $136 million, debt principal payments of approximately $16 million, dividend payments of approximately $10 million, partially offset by debt proceeds of approximately $109 million and minority interest capital contributions to one of our subsidiaries of approximately $13 million.  Cash provided by financing activities for the six months ended June 30, 2010 was $44 million and consisted primarily of $65 million received from entering repurchase agreements offset, partially, by $14 million of principal payments on existing debt and $8 million of dividend payments.

Other Material Changes in Financial Position
	June 30,	December 31,
	2011	2010
	(Amounts in Thousands)
Selected Assets:
Prepaid expenses and other assets	$495,296	$163,905
Intangible assets	120,366	91,606
Selected Liabilities:
Accrued expenses and other current liabilities	$296,406	$195,060
Deferred income taxes	67,428	9,883

In 2011, prepaid expenses and other assets increased $331.3 million from the year end December 31, 2010.  The increase related to a receivable due from Majestic of $220 million and the increase in value of our life settlement contract portfolio.  In July 2011, we received the cash and investments associated with the $220 million receivable.

In 2011, intangible assets increased by $28.8 million and deferred income tax liabilities increased by $57.5 million.  The increases to the items resulted primarily from the acquisition of ICM Re in the second quarter of 2011.

In 2011, accrued liabilities and other current liabilities increased by $101.3 million.  The majority of the increase related to unsettled fixed or equity securities trades that occurred at the end of June 2011.  The trades were settled in July 2011.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus.  We were in compliance with all covenants as of June 30, 2011.

Effective June 30, 2011, we entered into a Waiver and Amendment No. 1 (“Amendment”) to our Credit Agreement.  The Amendment modifies certain restrictive covenants (indebtedness, liens and acquisitions) to permit our acquisition of certain assets and liabilities of Majestic Insurance Company (“Majestic”), as described in Note 12. “Acquisitions” and provides for a waiver of our compliance with a December 31, 2010 requirement under Section 6.15(d), a financial covenant.  We were in compliance with all covenants as of June 30, 2011.

As of June 30, 2011, we had outstanding borrowings of $98.2 million under this Credit Agreement. We have outstanding letters of credit in place under the agreement at June 30, 2011 for $48.2 million, which reduced the availability on the line of credit for letters of credit to $1.8 million and the availability under the facility to $3.6 million as of June 30, 2011. We did not record a gain or loss on the extinguishment of our previous term loan.  We recorded approximately $1.1 million of deferred financing costs related to the Credit Agreement.  Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at June 30, 2011), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on our consolidated leverage ratio ans was .40% at June 30, 2011).  On July 1, 2011, we repaid $90 million of our outstanding borrowings under the Credit Agreement, which had been set aside for our acquisition of a Luxembourg domiciled captive insurance company, bringing our outstanding borrowings amount to $8.2 million.

 The interest rate on the credit facility as of June 30, 2011 was 2.50%. We recorded interest expense of approximately $1.0 million for the six months ended June 30, 2011 under the Credit Agreement.  We recorded $0.07 million and $0.06 million for the six months ended June 30, 2011 and 2010, respectively, related to the term loan.

Secured Loan Agreement

 During February 2011, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million, commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded approximately $0.07 million of deferred financing costs related this agreement.  We recorded interest expense of approximately $0.2 million for the six months ended June 30, 2011 related to this agreement. The loan is secured by an aircraft that one of our subsidiaries acquired in February 2011.

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

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of June 30, 2011.  In addition,  AII and Maiden Insurance are parties to a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its insurance company subsidiaries.  The amount of this collateral as of June 30, 2011 was approximately $410 million.  Maiden retains ownership of the collateral in the trust account.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (“Unitrin”), we, on June 1, 2008, issued a promissory note to Unitrin in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million.  We paid the first three annual principal payments between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, we calculated imputed interest of approximately $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to approximately $26.8 million at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. We included approximately $0.1 million and $0.2 million of amortized discount on the note in our results of operations for the six months ended June 30, 2011 and 2010, respectively. The note’s carrying value at June 30, 2011 was $7.2 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

We enter into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities, which we invest or hold in short term or fixed income securities. As of June 30, 2011, there were $211.9 million principal amount outstanding at interest rates between 0.17% and 0.3%. Interest expense associated with these repurchase agreements for the six months ended June 30, 2011 was $0.2 million, of which $0 million was accrued as of June 30, 2011. We have approximately $215.6 million of collateral pledged in support of these agreements.

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

Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses and, effective January 1, 2011, provides coverage, per contract year, of $120 million in the aggregate, in excess of an aggregate retention of $10 million, but excludes acts of nuclear, biological or chemical terrorism (which are covered by TRIA). Any terrorism losses occurring during 2011 count toward the annual aggregate limits listed above. The reinsurance for worker’s compensation losses caused by acts of terrorism is provided net of any recovery we receive from the federal government pursuant to Terrorism Risk Insurance Act, as amended (“TRIA”).

A limited amount of workers’ compensation and excess workers’ compensation exposures are written as reinsurance and are not protected by the excess reinsurance program listed above.  The total limit exposed to a single workers’ compensation occurrence loss for such exposures is $5.1 million as of June 30, 2011, and an additional $4.9 million of total limit is exposed as of July 1, 2011.

In connection with our acquisition of Majestic Insurance Company (“Majestic”) on July 1, 2011, TIC assumed Majestic’s loss reserves and unearned premium with respect to in-force policies as of June 1, 2011.  The in-force policies are covered by our excess of loss workers’ compensation reinsurance agreements for all occurrences on or after June 1.

Specialty Risk Excess of Loss

We have excess of loss reinsurance coverage for international general liability and professional business underwritten by our U.K. offices. The agreements cover losses in excess of £1 million per occurrence up to a maximum of £10 million per occurrence, subject to annual aggregate limits that vary by layer. Through December 31, 2010, we had excess of loss reinsurance under the same terms for our medical liability business. In 2010, we purchased an 80% quota share reinsurance agreement from National Indemnity Company for our European medical liability business. This contract was effective for claims made through March 31, 2011.  Effective April 1, 2011, we replaced this quota share reinsurance agreement with a 40% cession to Maiden Insurance, as more fully described below under “Reinsurance Agreements with Maiden Holdings, Ltd.”  In addition, we purchase various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

Casualty Reinsurance

We have coverage for our U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per occurrence (in certain cases the retention can rise to $2.5 million) up to a maximum $30 million. We purchase quota share reinsurance for our non-program umbrella business, whereby we cede 70% of the first $5.0 million of loss per policy and 100% of the next $5.0 million loss per policy. In addition, we also purchase various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business, including casualty and professional errors and omissions insurance.

Property Per Risk Excess Coverage

We have coverage for our U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2 million per location up to a maximum $20 million, subject to per occurrence and annual limits that vary by layer.

Property Catastrophe Reinsurance

For our U.S. business, we have a property catastrophe excess of loss agreement that covers losses in excess of $5 million per occurrence up to a maximum $65 million, subject to annual limits that vary by layer. We also have coverage for our U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £0.3 million per risk (or in certain instances £1 million per risk) up to a maximum £3 million. In addition, we have a property catastrophe excess of loss agreement that covers losses in excess of £2 million per occurrence up to a maximum £45 million.  Under this program, we cede 75% of losses in excess of £2 million per occurrence up to £18 million.  We cede 100% of any losses in excess of £18 million up to £45 million.

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

Reinsurance Agreements with Maiden Holdings, Ltd.

During the third quarter of 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses, excluding certain specialty risk programs that we commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AIUL, for which the AmTrust Ceding Insurers’ net retention exceeds $5.0 million, which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of our workers’ compensation exposure in excess of $5.0 million, and will share the benefit of our excess of loss reinsurance protection.

The Maiden Quota Share, which had an initial term of three years, was renewed for a three-year term effective July 1, 2010 and will automatically renew for successive three-year terms, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. Effective April 1, 2011, AII and Maiden Insurance extended the term of the Maiden Quota Share to June 30, 2014.  In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

Effective April 1, 2011, the Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 30% of ceded written premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. Commencing January 1, 2012, the ceding commission, excluding the retail package business ceding commission (which remains at 34.375%), will be adjusted to (a) 30% of ceded premium, if the Specialty Risk and Extended Warranty subject premium, excluding ceded premium related to our medical liability business discussed below, is greater than or equal to 42% of the total subject premium, (b) 30.5% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 42% but greater than or equal to 38%, or (c) 31% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 38% of the total subject premium.  Prior to April 1, 2011, AII received a ceding commission of 31% of ceded premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission was 34.375%.

Effective September 1, 2010, we, through our wholly-owned subsidiary, TIC, entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on our behalf (the “Surplus Lines Facility”). The Surplus Lines Facility enables us to write business on a surplus lines basis throughout the United States, which we cannot, at present, do through our insurance subsidiaries. Currently, we are utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. As a result of this agreement the Company assumed approximately $9,400 of written premium for which it earned approximately $3,400 and incurred losses of approximately $2,200 for the six months ended June 30, 2011.

Effective September 1, 2010, we, through our subsidiary, SNIC, entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums. The reinsurance agreement’s impact on our results of operations, financial position or liquidity was immaterial for the quarter ended and as of June 30, 2011.

Effective April 1, 2011, we, through our subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which we cede 40% of our European medical liability business, including business in force at April 1, 2011. The quota share has an initial term of one year and can be terminated at April 1, 2012 or any April 1 thereafter by either party on four months’ notice.  Maiden Insurance pays us a 5% ceding commission, and we will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. In addition, Maiden Insurance pays our subsidiary, AII Reinsurance Broker, Ltd., brokerage fees in the amount of 1.25% of net premiums ceded.

Reinsurance Agreement with ACAC

In conjunction with our strategic investment in ACAC and ACAC’s acquisition from GMACI and MIC of GMAC’s U.S. consumer property and casualty insurance business, which was completed on March 1, 2010, our subsidiary, TIC, has entered into a quota share reinsurance agreement (the “Personal Lines Quota Share”) with the acquired GMAC personal lines insurance companies (“GMAC Insurers”) by which TIC assumes an amount equal to 10% of the premium written by the GMAC Insurers, net of the cost of unaffiliated inuring reinsurance. The Personal Lines Quota Share further provides that the GMAC Insurers receive a provisional ceding commission of 32.5% of ceded written premiums.

 The provisional premium is subject to adjustment based on results for the period March 1, 2010 through December 31, 2010 and for each 12 month period thereafter based on the ratio of ceded losses to ceded premium, with a maximum commission of 34.5% at loss ratios at or below 60.5% decreasing dollar for dollar to a minimum commission of 30.5% at a loss ratio at or above 64.5%. The Personal Lines Quota Share has an initial term of three years and will automatically renew for successive three-year terms thereafter unless either TIC or the GMAC Insurers notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on 60 days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of TIC or GMAC Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMAC Insurers also may terminate on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMAC Insurers to TIC to $121.0 million during calendar year 2011 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $136.4 million, or 9.3%, to $1,596.7 million for the six months ended June 30, 2011 from $1,460.3 million as of December 31, 2010 (excluding $22.3 million and $21.5 million of other investments, respectively). Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities, gross, had a fair value of $1,222.4 million and an amortized cost of $1,191.4 million as of June 30, 2011. Our equity securities are reported at fair value and totaled $19.4 million with a cost of $19.2 million as of June 30, 2011. Securities sold but not yet purchased, which was $0.1 million as of June 30, 2011, represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $211.9 million as of June 30, 2011, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	June 30, 2011		December 31, 2010
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$256,446	16.1%	$201,949	13.8%
Time and short-term deposits	98,480	6.2	32,137	2.2
U.S. treasury securities	93,804	5.9	82,447	5.6
U.S. government agencies	19,875	1.2	7,162	0.5
Municipals	85,316	5.3	66,676	4.6
Commercial mortgage back securities	1,679	0.1	2,076	0.1
Residential mortgage backed securities:
Agency backed	489,168	30.6	546,098	37.4
Non-agency backed	8,712	0.5	8,591	0.6
Asset backed securities	1,044	0.1	2,687	0.2
Corporate bonds	522,821	32.8	493,076	33.8
Preferred stocks	6,344	0.4	7,037	0.5
Common stocks	13,023	0.8	10,375	0.7
	$1,596,712	100.0%	$1,460,311	100.0%

 As of June 30, 2011, the weighted average duration of our fixed income securities was 4.0 years and had a yield of 4.1%.

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

 The impairment charges of our fixed and equity securities for the six months ended June 30, 2011 and 2010 are presented in the table below:

(Amounts in thousands)	2011	2010
Equity securities	$345	$6,605
Fixed maturity securities	—	10,540
	$345	$17,145

In addition to the other-than-temporary impairment of $0.4 million recorded during the six months ended June 30, 2011, we had $12.7 million of gross unrealized losses, of which $1.7 million related to marketable equity securities and $11.0 million related to available-for-sale securities as of June 30, 2011.  Corporate bonds represent 43.2% of the fair value of our fixed maturities and 88.3% of the total unrealized losses of our fixed maturities. We own 272 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 4.4%, 35.5% and 3.4%, respectively, and 1.0%, 86.6% and 1.2% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time.  Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

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

Interest Rate Risk. We had fixed maturity securities (excluding $98.5 million of time and short-term deposits) with a fair value and carry value of $1,222.4 million as of June 30, 2011 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2011 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of June 30, 2011.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$1,098,079	$(124,340)	(9.8)%
100 basis point increase	1,154,743	(67,676)	(5.3)
No change	1,222,419	—	—
100 basis point decrease	1,239,541	17,122	1.3
200 basis point decrease	1,325,901	103,482	8.1

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize an $8.7 million after tax realized currency loss based on our outstanding foreign denominated reserves of $268.7 million at June 30, 2011.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2011, the equity securities in our investment portfolio had a fair value of $19.4 million, representing approximately one percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2011.

The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$20,335	$968	0.1%
No change	19,367	—	—
5 % decrease	18,399	(968)	(0.1)

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

10.1
Waiver and Amendment No. 1 to Credit Agreement, dated June 30, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 5, 2011).

10.2	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd.

10.3
Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd., as amended by Endorsement No.1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2011.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2011.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2011.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date: August 4, 2011	/s/ Barry D. Zyskind
Barry D. Zyskind President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr. Chief Financial Officer