Form 10-Q
period 2011-09-30
Amtrust Financial Services, Inc.
filed 2011-11-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the Registrant had one class of Common Stock ($.01 par value), of which 59,990,443 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2011	December 31, 2010
(Amounts in Thousands)	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,391,104; $1,192,844)	$1,412,164	$1,208,813
Equity securities, available-for-sale, at market value (cost $38,409; $18,577)	32,119	17,412
Short-term investments	164,815	32,137
Equity investment in unconsolidated subsidiary – related party	86,165	77,136
Other investments	21,204	21,514
Total investments	1,716,467	1,357,012
Cash and cash equivalents	320,863	201,949
Accrued interest and dividends	10,997	7,979
Premiums receivable, net	847,410	727,561
Reinsurance recoverable (related party $458,855; $386,932)	1,043,065	775,432
Prepaid reinsurance premium (related party $346,586; $283,899)	541,125	484,960
Prepaid expenses and other assets	289,707	163,905
Federal income tax receivable	22,394	10,269
Deferred policy acquisition costs	277,520	224,671
Property and equipment, net	57,071	30,889
Goodwill	142,547	106,220
Intangible assets	150,183	91,606
	$5,419,349	$4,182,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,782,953	$1,263,537
Unearned premiums	1,274,562	1,024,965
Ceded reinsurance premiums payable (related party $147,171; $95,629)	296,593	266,314
Reinsurance payable on paid losses	16,145	11,343
Funds held under reinsurance treaties	50,149	3,217
Securities sold but not yet purchased, at market	55,620	8,847
Securities sold under agreements to repurchase, at contract value	343,905	347,617
Accrued expenses and other current liabilities	263,563	195,060
Deferred income taxes	85,106	9,883
Note payable on collateral loan – related party	167,975	167,975
Revolving credit facility	33,200	—
Secured term loan	10,256	—
Non-interest bearing note payable – net of unamortized discount of $221; $600	7,279	14,400
Term loan	—	6,667
Junior subordinated debt	123,714	123,714
Total liabilities	4,511,020	3,443,539
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,768 and 84,381 issued in 2011 and 2010, respectively; 59,968 and 59,565 outstanding in 2011 and 2010, respectively	848	844
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	556,465	548,731
Treasury stock at cost; 24,800 and 24,816 shares in 2011 and 2010, respectively	(300,365)	(300,489)
Accumulated other comprehensive income (loss)	(2,207)	(266)
Retained earnings	583,175	467,694
Total AmTrust Financial Services, Inc. equity	837,916	716,514
Non-controlling interest	69,813	21,800
Total stockholders’ equity	907,729	738,314
	$5,419,349	$4,182,453

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premium income:
Net written premium	$321,903	$182,837	$931,603	$568,644
Change in unearned premium	(33,055)	8,048	(194,135)	(33,398)
Net earned premium	288,848	190,885	737,468	535,246
Ceding commission – primarily related party	40,732	37,903	111,830	103,109
Service and fee income (related parties – three months $4,189; $3,323 and nine months $12,089; $8,871)	28,815	22,418	78,546	39,505
Net investment income	14,456	10,952	41,815	39,237
Net realized gain (loss) on investments	550	7,460	1,581	2,701
Total revenues	373,401	269,618	971,240	719,798
Expenses:
Loss and loss adjustment expense	185,352	120,432	484,056	331,763
Acquisition costs and other underwriting expenses	113,270	82,152	284,084	223,077
Other	24,045	20,210	62,805	35,780
Total expenses	322,667	222,794	830,945	590,620
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	50,734	46,824	140,295	129,178
Other income (expense):
Foreign currency loss	(4,063)	(141)	(1,827)	(103)
Interest expense	(3,946)	(3,410)	(12,034)	(10,045)
Bargain purchase on Majestic transaction	2,665	—	2,665	—
Net gain on investment in life settlement contracts	6,822	11,855	48,346	11,855
Total other income (expense)	1,478	8,304	37,150	1,707
Income before income taxes and equity in earnings of unconsolidated subsidiaries	52,212	55,128	177,445	130,885
Provision for income taxes	13,182	13,935	29,508	37,942
Income before equity earnings of unconsolidated subsidiaries and non-controlling interest	39,030	41,193	147,937	92,943
Equity in earnings (loss) of unconsolidated subsidiaries – related parties	(447)	4,030	6,753	21,803
Net income	38,583	45,223	154,690	114,746
Net income attributable to non-controlling interest of subsidiaries	3,487	(5,927)	24,249	5,927
Net income attributable to AmTrust Financial Services, Inc.	35,096	39,296	130,441	108,819

Earnings per common share:
Basic earnings per common share	$0.59	$0.65	$2.18	$1.82
Diluted earnings per common share	$0.57	$0.64	$2.12	$1.80
Dividends declared per common share	$0.09	$0.07	$0.25	$0.21

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$—	$(4,051)	$(345)	$(21,196)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	(4,051)	(345)	(21,196)
Other net realized gain on investments	550	11,511	1,926	23,897
Net realized investment gain (loss)	$550	$7,460	$1,581	$2,701

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$154,690	$114,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,151	12,632
Equity earnings and gain on investment in unconsolidated subsidiaries	(6,753)	(21,803)
Gain on investment in life settlement contracts	(48,346)	(11,855)
Realized gain marketable securities	(1,926)	(23,897)
Acquisition gain on Majestic renewal rights transaction	(2,665)	—
Non-cash write-down of marketable securities	345	21,196
Discount on notes payable	379	610
Stock compensation expense	4,182	2,682
Bad debt expense	4,717	4,532
Foreign currency (gain) loss	1,827	103
Changes in assets - (increase) decrease:
Premiums and note receivables	(98,569)	(98,621)
Reinsurance recoverable	(120,897)	(123,012)
Deferred policy acquisition costs, net	(52,849)	(32,710)
Prepaid reinsurance premiums	(56,165)	(18,268)
Prepaid expenses and other assets	(64,722)	(32,712)
Deferred tax asset	—	6,631
Changes in liabilities - increase (decrease):
Reinsurance premium payable	30,279	85,165
Loss and loss expense reserve	204,265	118,672
Unearned premiums	223,600	68,211
Funds held under reinsurance treaties	(4,783)	799
Deferred tax liability, net	(42,207)	—
Accrued expenses and other current liabilities	67,770	(76,767)
Net cash provided by(used in) in operating activities	232,323	(3,666)
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities and short term investments	(88,449)	96,429
Net (purchases) sales of equity securities	(18,852)	23,654
Net (purchases) sales of other investments	(544)	(1,646)
Acquisition of Majestic, net of cash obtained	27,314	—
Investment in ACAC	—	(53,055)
Acquisition of and capitalized premiums for life settlement contracts	(43,847)	(12,510)
Acquisition of intangible assets and subsidiaries, net of cash obtained	(4,535)	(11,125)
Receipt of life settlement contract proceeds	10,530	—
Purchase of property and equipment	(33,055)	(9,315)
Net cash (used in) provided by investing activities	(151,438)	32,432
Cash flows from financing activities:
Repurchase agreements, net	(3,712)	65,682
Revolving credit facility borrowings	123,200	—
Revolving credit facility payment	(90,000)	—
Secured loan agreement borrowings	10,800	—
Secured loan agreement payment	(544)	—
Term loan payment	(6,667)	(10,000)
Capital contributions to subsidiaries	23,764	6,255
Stock option exercise and other	3,680	1,124
Dividends distributed on common stock	(14,327)	(11,879)
Non-interest bearing note payment	(7,500)	(7,500)
Debt financing fees	(1,368)	—
Net cash provided by financing activities	37,326	43,682
Effect of exchange rate changes on cash	703	(2,730)
Net increase in cash and cash equivalents	118,914	69,718
Cash and cash equivalents, beginning of the period	201,949	233,810
Cash and cash equivalents, end of the period	$320,863	$303,528
Supplemental Cash Flow Information
Income tax payments	$13,792	$24,457
Interest payments on debt	10,098	8,672

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

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.   To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.  Included on these reclassifications are the following:

a)	The non-controlling interest related to income on life settlement contracts is now presented on a pre-tax basis and the provision for income taxes has been reduced by an equivalent amount;

b)
The Company made a purchase price adjustment to goodwill in the amount of approximately $36,000 related to its purchase accounting for Warrantech, which was acquired during the three months ended September 30, 2010.  The adjustment related to an increase in deferred tax and other liabilities due to non-deductibility of certain goodwill and intangible assets.

There was no effect on net income from the changes in presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles-Goodwill and Other (Topic 350).  The updated guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment, using factors such as changes in management, key personnel, business strategy, technology or customers, to determine whether it should calculate the fair value of a reporting unit.  Previous accounting literature required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill.  Under the updated guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2011 if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact of the adoption of this guidance, but does not anticipate any material impact on its results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220).  This update requires that all non-owner charges in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-step approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The updated guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. Early adoption is permitted and the amendment does not require any transition disclosure.  The Company is currently assessing the impact of the adoption of this guidance, but does not anticipate any material impact on its results of operations, financial position or liquidity.

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

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities. The updated guidance is effective for the first interim period beginning on or after June 15, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for the Company on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

3.    Investments

(a) Available-for-Sale Securities

The original cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2011, are presented in the table below:

(Amounts in Thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$6,029	$-	$(1,605)	$4,424
Common stock	32,380	1,019	(5,704)	27,695
U.S. treasury securities	37,828	2,586	-	40,414
U.S. government agencies	27,695	2,146	(1)	29,840
Municipal bonds	272,883	6,219	(743)	278,359
Corporate bonds:
Finance	493,020	8,901	(25,423)	476,498
Industrial	99,132	3,971	(2,284)	100,819
Utilities	38,537	1,732	(1,142)	39,127
Commercial mortgage backed securities	1,541	98	-	1,639
Residential mortgage backed securities:
Agency backed	408,124	24,603	(48)	432,679
Non-agency backed	11,633	463	(34)	12,062
Asset-backed securities	711	16	-	727
	$1,429,513	$51,754	$(36,984)	$1,444,283

In June 2011, the Company, through a subsidiary, purchased $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes issued by Maiden Holdings North America, Ltd. that are fully guaranteed by Maiden Holdings, Ltd. (“Maiden”), both related parties. The Company has classified this fixed security in corporate finance bonds and its market value at September 30, 2011 was $12,500.  For a further description of this transaction see Note 11. “Related Party Transactions”.

Proceeds from the sale of investments in available-for-sale securities during the nine months ended September 30, 2011 and 2010 were approximately $1,827,485 and $2,826,479, respectively.

A summary of the Company’s available-for-sale fixed securities as of September 30, 2011, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$18,763	$18,767
Due after one through five years	251,196	243,955
Due after five through ten years	467,721	470,272
Due after ten years	231,415	232,064
Mortgage backed securities	422,009	447,106
Total fixed maturities	$1,391,104	$1,412,164

(b) Investment Income

Net investment income for the three and nine months ended September 30, 2011 and 2010 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Fixed maturities	$13,601	$9,462	$39,577	$32,832
Equity maturities	141	51	427	410
Cash and cash equivalents	1,075	1,102	2,647	3,857
Note receivable – related party	-	563	-	2,612
	14,817	11,178	42,651	39,711
Less: Investment expenses and interest expense on securities sold under agreements to repurchase	361	226	836	474
	$14,456	$10,952	$41,815	$39,237

(c) Other-Than-Temporary Impairment

Other-than-temporary impairment (“OTTI”) charges of our fixed-maturities and equity securities for the three and nine months ended September 30, 2011 and 2010 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Equity securities	$—	$4,051	$345	$10,656
Fixed maturities	—	—	—	10,540
	$—	$4,051	$345	$21,196

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the securities have continuously been in an unrealized position as of September 30, 2011:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$20,971	$(4,831)	41	$6,714	$(2,478)	6	$27,685	$(7,309)
U.S. treasury securities	805	(1)	2	-	-	-	805	(1)
Municipal bonds	100,313	(743)	25	-	-	-	100,313	(743)
Corporate bonds:
Finance	230,145	(11,606)	86	86,720	(13,817)	11	316,865	(25,423)
Industrial	35,146	(2,284)	16	-	-	-	35,146	(2,284)
Utilities	27,893	(1,142)	4	-	-	-	27,893	(1,142)
Residential mortgage backed securities:
Agency backed	25,889	(48)	10	-	-	-	25,889	(48)
Non-agency backed	$3,749	$(28)	2	$22	$(6)	1	$3,771	$(34)
Total temporarily impaired securities	$444,911	$(20,683)	186	$93,456	$(16,301)	18	$538,367	$(36,984)

There are 204 securities at September 30, 2011 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses. The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of September 30, 2011, the Company has two interest rate swaps designated as a hedge that were entered into in June 2011 related to the Company’s trust preferred securities, one of which became effective in September 2011 and the second that will take effect in June 2012.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of September 30, 2011:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten years	Total
Interest rate swaps	$—	$30,000	$40,000	$—	$70,000

(1)    Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2011 was $55,496 for U.S. treasury securities and $124 related to equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2011. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of September 30, 2011, there were $343,905 principal amount outstanding at interest rates between .30% and .35%. Interest expense associated with these repurchase agreements for the three months ended September 30, 2011 and 2010 was $361 and $226, respectively, of which $0 was accrued as of September 30, 2011. Interest expense associated with the repurchase agreements for the nine months ended September 30, 2011 and 2010 was $836 and $474, respectively. The Company has approximately $356,008 of collateral pledged in support of these agreements.

4.    Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2011:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$40,414	$40,414	$—	$—
U.S. government agencies	29,840	—	29,840	—
Municipal bonds	278,359	—	278,359	—
Corporate bonds:
Finance	476,498	—	476,498	—
Industrial	100,819	—	100,819	—
Utilities	39,127	—	39,127	—
Commercial mortgage backed securities	1,639	—	1,639	—
Residential mortgage backed securities:
Agency backed	432,679	—	432,679	—
Non-agency backed	12,062	—	12,062	—
Asset-backed securities	727	—	727	—
Equity securities	32,119	32,119	—	—
Short term investments	164,815	164,815	—	—
Other investments	21,204	—	—	21,204
Life settlement contracts	121,666	—	—	121,666
	$1,715,968	$237,348	$1,371,750	$142,870
Liabilities:
Equity securities sold but not yet purchased, market	$124	$124	$—	$—
U.S. treasury securities sold but not yet purchased , market	55,496	55,496	—	—
Securities sold under agreements to repurchase, at contract value	343,905	—	343,905	—
Life settlement contract profit commission	12,636	—	—	12,636
	412,161	55,620	343,905	12,636

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three and nine months ended September 30, 2011 and 2010:

(Amounts in Thousands)	Balance as of June 30, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2011
Other investments	$22,008	$—	$(1,348)	$5,672	$(5,128)	$—	$21,204
Life settlement contracts	108,710	17,188	—	6,298	(10,530)	—	121,666
Life settlement contract profit commission	(9,267)	(3,369)	—	—	—	—	(12,636)
Total	$121,451	$13,819	$(1,348)	$11,970	$(15,658)	$—	$130,234

(Amounts in Thousands)	Balance as of December 31, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2011
Other investments	$21,514	$661	$(1,725)	$6,538	$(5,784)	$—	$21,204
Life settlement contracts	22,155	75,209	—	34,832	(10,530)	—	121,666
Life settlement contract profit commission	(4,711)	(7,925)	—	—	—	—	(12,636)
Total	$38,958	$67,945	$(1,725)	$41,370	$(16,314)	$—	$130,234

(Amounts in Thousands)	Balance as of June 30, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2010
Other investments	$13,323	$6	$—	$2,432	$(81)	$—	$15,680
Life settlement contracts	—	10,592	—	6,433	—	—	17,025
Life settlement contract profit commission	—	—	—	—	—	—	—
Derivatives	(220)	(64)	—	—	—	—	(284)
Total	$13,103	$10,534	$—	$14,941	$(81)	$—	$38,497

(Amounts in Thousands)	Balance as of December 31, 2009	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2010
Other investments	$12,746	$283	$296	$2,555	$(200)	$—	$15,680
Life settlement contracts	—	10,592	—	6,433	—	—	17,025
Life settlement contract profit commission	—	(4,711)	—	—	—	—	(4,711)
Derivatives	(1,893)	1,609	—	—	—	—	(284)
Total	$10,853	$12,484	$296	$15,064	$(200)	$—	$27,710

The Company had no transfers between levels during the three and nine months ended September 30, 2011 and 2010.

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

5.     Debt

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of September 30, 2011 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances, which is being amortized over thirty years. The Company recorded $2,552 and $2,553 of interest expense for the three months ended September 30, 2011 and 2010, respectively, and $7,657 of interest expense for the nine months ended September 30, 2011 and 2010, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of September 30, 2011:

	Aggregate
	Liquidation	Aggregate			Per
	Amount of	Liquidation	Aggregate		Annum
(Amounts in Thousands)	Trust	Amount of	Principal	Stated	Interest
	Preferred	Common	Amount	Maturity	Rate of
Name of Trust	Securities	Securities	of Notes	of Notes	Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	%(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.647	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.
(2)	The interest rate will change to LIBOR plus 3.30% after the fifth anniversary in 2011.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary in 2012.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate.  Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and will commence for tranche IV on its fifth anniversary in 2012.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus.  The Company was in compliance with all covenants as of September 30, 2011.

As of September 30, 2011, the Company had outstanding borrowings of $33,200 under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at September 30, 2011 for $50,633, which reduced the availability under the facility to $66,167 as of September 30, 2011.  The Company’s outstanding letters of credit of $50,633 exceeded the availability for letters of credit by $633 as of September 30, 2011. The Company corrected this on October 27, 2011, bringing the Company’s outstanding letters of credit in place under this Credit Agreement to $49,972.  This did not require an amendment or waiver to the Credit Agreement, nor did the Company incur any fees as a result.

The Company recorded approximately $1,030 of deferred financing costs related to the Credit Agreement.  Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at September 30, 2011), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on the Company’s consolidated leverage ratio and was .40% at September 30, 2011).

The interest rate on the credit facility as of September 30, 2011 was 2.5%. The Company recorded interest expense of approximately $595 and $2,013 for the three and nine months ended September 30, 2011, respectively, under the Credit Agreement.  The Company recorded interest expense of approximately $0 and $167 for the three months ended September 30, 2011 and 2010, respectively, and $72 and $630 for the nine months ended September 30, 2011 and 2010, respectively, related to the terminated term loan.

Secured Loan Agreement

During February 2011, the Company, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded approximately $44 of deferred financing costs related to this agreement.  The Company recorded interest expense of approximately $117 and $288 for the three and nine months ended September 30, 2011, respectively, related to this agreement. The loan is secured by an aircraft that the subsidiary acquired in February 2011.

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

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (now called Kemper Corporation), the Company, on June 1, 2008, issued a promissory note to Unitrin, Inc. in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first three annual principal payments were paid between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $82 and $160 of amortized discount on the note in its results of operations for the three months ended September 30, 2011 and 2010, respectively, and $379 and $610 for the nine months ended September 30, 2011 and 2010, respectively. The note’s carrying value at September 30, 2011 was $7,279.

Comerica Letter of Credit Facility

The Company, through one of its subsidiaries, entered into a secured letter of credit facility with Comerica Bank during the three months ended September 30, 2011.  The credit limit is for $75,000 and was utilized for $49,968 as of September 30, 2011.  The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Other Letters of Credit

The Company, through certain subsidiaries, has additional existing stand-by letters of credit as of September 30, 2011 in the amount of $1,321.

Maturities of Debt

Maturities of the Company’s debt subsequent to September 30, 2011 are as follows:

(Amounts in Thousands)	2011	2012	2013	2014	2015	Thereafter
Junior subordinated debt	$—	$—	$—	$—	$—	$123,714
Revolving credit facility	—	—	—	33,200	—	—
Secured loan	238	977	1,021	1,068	1,116	5,836
Promissory note	—	7,279	—	—	—	—
Total	$238	$8,256	$1,021	$34,268	$1,116	$129,550

6.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Policy acquisition expenses	$76,944	$52,761	$180,260	$128,174
Salaries and benefits	27,418	24,956	87,309	73,371
Other insurance general and administrative expenses	8,908	4,435	16,515	21,532
	$113,270	$82,152	$284,084	$223,077

7.	Earnings Per Share

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands except per share)	2011	2010	2011	2010
Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$35,096	$39,296	$130,441	$108,819
Less: Net income allocated to participating securities and redeemable non-controlling interest	16	427	80	454
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$35,080	$38,869	$130,361	$108,365

Weighted average common shares outstanding – basic	59,987	59,540	59,842	59,455
Less: Weighted average participating shares outstanding	32	50	40	35
Weighted average common shares outstanding - basic	59,955	59,490	59,802	59,420
Net income per AmTrust Financial Services, Inc. common share - basic	$0.59	$0.65	$2.18	$1.82

Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$35,096	$39,296	$130,441	$108,819
Less: Net income allocated to participating securities and redeemable non-controlling interest	16	427	80	454
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$35,080	$38,869	$130,361	$108,365

Weighted average common shares outstanding – basic	59,955	59,490	59,802	59,420
Plus: Dilutive effect of stock options, other	1,929	885	1,703	850
Weighted average common shares outstanding – dilutive	61,884	60,375	61,505	60,270
Net income per AmTrust Financial Services, Inc. common shares – diluted	$0.57	$0.64	$2.12	$1.80

As of September 30, 2011, there were less than 100,000 anti-dilutive securities excluded from diluted earnings per share.

8.	Share Based Compensation

During 2010, the Company adopted the 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors (“Board”) to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. All remaining unissued shares related to the Company’s previously existing 2005 Equity Incentive Plan were absorbed into the Plan. As of September 30, 2011, approximately 5,500,000 shares of Company common stock remained available for grants under the Plan.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the nine months ended September 30, 2011 and 2010:

	2011		2010
(Amounts in thousands except per share)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,127	$10.46	4,168	$10.12
Granted	235	16.84	241	13.76
Exercised	(388)	9.61	(135)	7.71
Cancelled or terminated	(65)	16.48	(96)	10.45
Outstanding end of period	3,909	$10.86	4,178	$10.40

The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was approximately $6.97 and $3.69, respectively.

The Company issued 50,000 shares of restricted stock with a market value of approximately $700 during the nine months ended September 30, 2010. The Board set a four-year vesting period for the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $44 and $44 during the three months ended September 30, 2011 and 2010, respectively,  and approximately $133 and $93 during the nine months ended September 30, 2011 and 2010, respectively, related to this grant.

The Company issued 203,096 and 90,828 restricted stock units (“RSUs”) with a market value of approximately $4,139 and $1,250 during the nine months ended September 30, 2011 and 2010, respectively. The Board set a four-year vesting period for RSUs. The fair value of each RSU is equal to the market price of the Company’s common stock at the date of grant. Expense relating to all RSU grants is amortized ratably over the vesting period. The Company recorded compensation expense of approximately $336 and $78 during the three months ended September  30, 2011 and 2010, respectively, and approximately $696 and $117 during the nine months ended September 30, 2011 and 2010, respectively, related to all existing RSU grants.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $906 and $822 for the three months ended September 30, 2011 and 2010, respectively, and $4,182 and $2,682 for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, there was approximately $7,042 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

9.	Comprehensive Income and Shareholder Equity

The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Net income attributable to AmTrust	$35,096	$39,296	$130,441	$108,819
Unrealized holding gain (loss)	(7,917)	7,649	2,483	9,882
Reclassification adjustment	(5,667)	7,521	(3,916)	19,439
Foreign currency translation	(5,027)	7,348	(508)	(1,499)
Comprehensive income	$16,485	$61,404	$128,500	$136,231

The following table summarizes the ownership components of total equity for the nine months ended September 30, 2011:

(Amounts in thousands)	AmTrust	Non-Controlling Interests	Total
Beginning Balance, January 1, 2011	$716,514	$21,800	$738,314
Net income	130,441	24,249	154,690
Unrealized holding gains and reclassification	(1,433)	-	(1,433)
Foreign currency translation	(508)	-	(508)
Comprehensive income	128,500	24,249	152,749
Capital contribution	-	23,764	23,764
Dividends	(14,960)	-	(14,960)
Share exercises and compensation, other	7,862	-	7,862
Ending Balance, September 30, 2011	$837,916	$69,813	$907,729

There were no distributions to non-controlling interests or changes in ownership percentages during the nine months ended September 30, 2011.

10.	Income Taxes

Income tax expense for the three months ended September 30, 2011 and 2010 was $13,182 and $13,935, respectively, and $29,508 and $37,942 for the nine months ended September 30, 2011 and 2010, respectively. The following table reconciles the Company’s statutory federal income tax rate to its effective tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries	$52,212	$55,128	$177,445	$130,885
Equity in earnings (loss) of unconsolidated subsidiaries	(447)	4,030	6,753	21,803
Non-controlling interest	(3,487)	(5,927)	(24,249)	(5,927)
	$48,278	$53,231	$159,949	$146,761

Income taxes at statutory rates	$16,897	$18,631	$55,982	$51,366
Effect of income not subject to U.S. taxation	(5,471)	(3,703)	(28,100)	(12,672)
Other, net	1,756	(993)	1,626	(752)
Provision for income taxes as shown on the Condensed Consolidated Statements of Income	$13,182	$13,935	$29,508	$37,942
GAAP effective tax rate	27.3%	26.2%	18.4%	26.1%

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

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2006 and forward. As permitted by FASB ASC 740-10, the Company's accounting policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At September 30, 2011, the Company has no accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”).  Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of September 30, 2011, Michael Karfunkel owns or controls approximately 13.9% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.1% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.  The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

The Maiden Quota Share, which had an initial term of three years, was renewed through June 30, 2014 and will automatically renew for successive three-year terms unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

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

The following is the effect on the Company’s balance sheet as of September 30, 2011 and December 31, 2010 and the results of operations for the three and nine months ended September 30, 2011 and 2010 related to the above reinsurance agreements:

(Amounts in Thousands)	September 30, 2011	December 31, 2010
Assets and liabilities:
Reinsurance recoverable	$458,855	$386,932
Prepaid reinsurance premium	346,586	283,899
Ceded reinsurance premiums payable	(147,171)	(95,629)
Note payable	(167,975)	(167,975)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Results of operations:
Premium written – ceded	$(173,218)	$(109,457)	$(513,859)	$(336,014)
Change in unearned premium – ceded	13,008	(11,122)	103,022	6,733
Earned premium - ceded	$(160,210)	$(120,579)	$(410,838)	$(329,281)

Ceding commission on premium written	$48,339	$33,855	$132,224	$104,959
Ceding commission – deferred	(6,557)	4,048	(20,269)	(1,851)
Ceding commission – earned	$41,782	$37,903	$111,955	$103,108

Incurred loss and loss adjustment expense – ceded	$94,371	$78,694	$275,434	$214,140
Interest expense on collateral loan	473	475	1,431	982

In conjunction with the Maiden Quota Share, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of September 30, 2011. The Company recorded $1,431 and $982 of interest expense during the nine months ended September 30, 2011 and 2010, respectively.  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of September 30, 2011 was approximately $434,000. Maiden retains ownership of the collateral in the trust account.

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States in states in which it is otherwise unauthorized to write such business through its own insurance company subsidiaries. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated.  The Company is actively pursuing surplus lines authority for two of its insurance company subsidiaries, which would remove the need for the Surplus Lines Facility.  As a result of this agreement, the Company assumed approximately $12,800 of written premium for which it earned approximately $6,300 and incurred losses of approximately $3,900 for the nine months ended September 30, 2011.

Effective September 1, 2010, the Company, through its subsidiary, Security National Insurance Company (“SNIC”), entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums.  The Company ceded written premium of $333 and $448 for the three and nine months ended September 30, 2011 related to this agreement for which the Company earned ceding commission of $72 and $97 for the three and nine months ended September 30, 2011.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. Effective April 1, 2011, the Company also provides brokerage services to Maiden Insurance relating to the reinsurance agreement on the European medical liability business for a fee equal to 1.25% of reinsured premium.  The Company recorded $2,037 and $1,398 of brokerage commission (recorded as a component of service and fee income) during the three months ended September 30, 2011 and 2010, respectively and $6,295 and $4,253 during the nine months ended September 30, 2011 and 2010, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. The investment management services fee is 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $750 and $677 of investment management fees (recorded as a component of service and fee income) for the three months ended September 30, 2011 and 2010, respectively and $2,251 and $2,018 for the nine months ended September 30, 2011 and 2010, respectively.

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

American Capital Acquisition Corporation

During the three months ended March 31, 2010, the Company completed its strategic investment in American Capital Acquisition Corporation (“ACAC”). ACAC was formed by The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

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

The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, which are payable, annually on March 1 through March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments will not exceed $15,000.  In addition, in connection with the Company’s investment, ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $(447) and $4,172 of income (loss) during the three months ended September 30, 2011 and 2010, respectively and $6,753 and $12,641 during the nine months ended September 30, 2011 and 2010, respectively related to its equity investment in ACAC.

Personal Lines Quota Share

The Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses.  The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share has an initial term of three years and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity.  The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to TIC to $121,000 during calendar year 2011 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $26,690 and $24,523  of business from the GMACI Insurers during the three months ended September 30, 2011 and 2010, respectively, and $77,276 and $59,083 of business from the GMACI Insurers during the nine months ended September 30, 2011 and 2010, respectively.

Information Technology Services Agreement

The Company provides ACAC and its affiliates information technology development services at a price of cost plus 20%. In addition, as a new system developed by the Company is implemented and ACAC or its affiliates begin using the system in its operations, the Company is receiving a license fee for use of the systems in the amount of 1.25% of gross premiums of ACAC and its affiliates plus our costs for support services. The Company recorded approximately $1,007 and $685 of fee income for the three months ended September 30, 2011 and 2010, respectively, and $2,364 and $1,307 of fee income for the nine months ended September 30, 2011 and 2010, respectively, related to this agreement. The terms and conditions of this agreement are subject to regulatory approval.

Asset Management Agreement

The Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. As a result of this agreement, the Company earned approximately $389 and $438 of investment management fees for the three months ended September 30, 2011 and 2010, respectively, and $1,170 and $1,021 of investment management fees for the nine months ended September 30, 2011 and 2010, respectively.

As a result of the above service agreements with ACAC, the Company recorded fees totaling approximately $1,396 and $1,123 for the three months ended September 30, 2011 and 2010, and $3,534 and $2,328 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $1,406.

800 Superior LLC

During the third quarter of 2011, the Company formed 800 Superior, LLC with a subsidiary of ACAC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and ACAC each have a fifty percent ownership interest in 800 Superior, LLC.  The cost of the building was approximately $7,500.  The Company has been appointed managing member of the LLC.  The Company’s Audit Committee reviewed and approved this joint purchase with ACAC.  Additionally in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of the LLC.  As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.  The results of operations of the LLC did not have a material impact on the Company’s results of operations for the three months ended September 30, 2011.

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary in 2011 and 2010. The Company recorded a total of $52 and $0 for the three months ended September 30, 2011 and 2010, respectively and $195 and $345 for the nine months ended September 30, 2011, for Diversified’s services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, the Company’s Chief Operating Officer. During several prior years, Diversified provided similar services to the Company. In March 2010, the Audit Committee ratified our existing contractual relationship and approved the ongoing contractual relationship with Diversified, including a determination that the contracts were not less favorable to the Company than similar services provided at arm's length.

Office Lease Agreements

In January 2008, the Company entered into an amended agreement for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel.  The lease was amended such that it increased the leased space to 14,807 square feet and extended the lease through December 31, 2017.  The Company’s Audit Committee reviewed and approved the extension of the lease.  The Company paid approximately $184 and $226 for the lease for the three months ended September 30, 2011 and 2010, respectively and $529 and $554 for the nine months ended September 30, 2011 and 2010, respectively.

In January 2011, the Company entered into an amended agreement to lease office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel.   The lease was amended to increase the leased space to 9,030 square feet and extend the lease through October 31, 2017.  The Company’s Audit Committee reviewed and approved this amended lease agreement.  The Company paid approximately $65 and $54 for the three months ended September 30, 2011 and 2010, respectively and $213 and $179 for the nine months ended September 30, 2011 and 2010, respectively.

Use of Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and ACAC.  The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or ACAC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries).  During the nine months ended September 30, 2011, Maiden and ACAC paid AUI $42 and $51, respectively, for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer, entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for his personal use of AUI’s aircraft, which for the nine months ended September 30, 2011 was $69.  The Company’s Audit Committee reviewed and approved the time share and reimbursement agreements.

12.	Acquisitions

Cardinal Comp

In September 2008, the Company entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”), a workers’ compensation managing general agent.  The agency operates in eight states and primarily in the state of New York.  During the nine months ended September 30, 2011, Cardinal Comp placed approximately $84,000 of workers’ compensation premium that was included in the Company’s small commercial business segment.  In September 2011, the Company, through one of its subsidiaries, entered into a renewal rights and asset purchase agreement with Cardinal Comp and Cook Inlet Alternative Risk LLC.  The purchase price was approximately $30,000.  The existing managing general agency agreement entered into in 2008 was terminated as part of the new agreement and will enable the Company to reduce commissions on written premium generated from the renewal rights agreement.  In accordance with FASB ASC 805-10 “Business Combinations”, the Company recorded a provisional purchase price of $30,000, which consisted primarily of intangible assets of renewal rights, agency relationships, trademarks and non-compete agreements.  The transaction did not have a material impact on the Company’s results of operations, financial position or liquidity during the three months ended September 30, 2011.

Majestic

The Company, through certain of its subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which the Company acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”).  On July 1, 2011, the Company, through one of its subsidiaries, entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $315,151 on a gross basis (approximately $167,000 on a net basis), without any aggregate limit, and certain contracts related to Majestic's workers' compensation business, including leases for Majestic's California office space.  In addition, the Company assumed 100% of the unearned premium reserve of approximately $25,997 on all in-force Majestic policies.  In connection with this transaction, the Company received approximately $216,000 of cash and investments, which included $26,000 for a reserve deficiency and also included the assignment of Majestic’s reinsurance recoverables of approximately $51,715.  The Reinsurance Agreement also contains a profit sharing provision whereby the Company pays Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by the Company in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less.  The insurance premiums, which are included in the Company’s Small Commercial Business segment, have been recorded since the acquisition date and were approximately $13,000 and $39,000 for the three and nine months ended September 30, 2011, respectively.

The Company is in the process of completing its purchase price accounting related to the Reinsurance Agreement.  In accordance with ASC 944-805 “Business Combinations”, the Company is required to adjust to fair value Majestic’s loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest.  This risk free interest rate will then be adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves.  The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves.  The Company expects to complete its analysis during the three months ended December 31, 2011 and anticipates the fair value of the acquired loss and LAE reserves will be less than its nominal reserves at acquisition.  Accordingly, the amortization will be recorded as an expense on the Company’s income statement until fully amortized.

In consideration for the Company’s assumption of (i) Majestic’s losses and loss adjustment expenses under its workers’ compensation insurance policies pursuant to the Reinsurance Agreement and (ii) Majestic’s leases for its California offices, a Company subsidiary,  pursuant to the Purchase Agreement, acquired the right to offer, quote and solicit the renewals of  in-force workers’ compensation policies written by Majestic, certain assets required to conduct such business, including intellectual property and information technology, certain fixed asets, and to offer employment to Majestic’s California-based employees.

As a result of entering into the Purchase Agreement, the Company, in accordance with FASB ASC 805 “Business Combinations” recorded $3,870 of intangible assets related to distribution networks and trademarks. The distribution networks have a life of 13 years and the trademarks have a life of two years.  Additionally, the Company recorded a liability for approximately $390 related to an unfavorable lease assumed in the transaction and a liability for approximately $815 related to the above mentioned profit sharing provision.  As a result, the Company recorded a preliminary bargain purchase gain of $2,665 during the three months ended September 30, 2011 related to the Majestic purchase.  The Company is still in process of finalizing it purchase price accounting related to the remainder of the Purchase Agreement and expects to finalize it during the three months ended December 31, 2011.

ICM Re

In June 2011, the Company, through its subsidiary AmTrust Holdings Luxembourg Limited (formerly called AmTrust Captive Holdings Limited, “AHLL”), acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315,000. The Company recorded approximately $347,000 of cash, intangible assets of $55,900 and a deferred tax liability of $87,800. The Company has classified the intangible assets as contractual use rights that will be amortized based on the actual use of the related equalization reserves.  ICM Re subsequently changed its name to AmTrust Re Alpha. AHLL is included in the Company’s Specialty Risk and Extended Warranty segment.

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

During the nine months ended September 30, 2011, the Company adjusted its purchase price accounting, largely to record additional deferred tax and other liabilities.  As a result, the ultimate acquisition price of Warrantech was adjusted to $78,586 and the Company has recorded goodwill and intangible assets of approximately $84,284 and $29,600, respectively. Acquisition related costs related to the deal were less than $100. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The Company recognizes the revenue from Warrantech as a component of service and fee income, which was approximately $14,130 and $38,772 for the three and nine months ended September 30, 2011, respectively, and includes the results of operations in its Specialty Risk and Extended Warranty segment.

13.	Investment in Life Settlements

During the third quarter of 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring certain life settlement contracts. A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. Tiger also acquired premium finance loans made in connection with the borrower’s purchase of a life insurance policy that are secured by the policy. The premium finance loans are in default and Tiger is in the process of acquiring the underlying policies through the borrower’s agreement to surrender the policy in satisfaction of the loan or foreclosure. The Company and ACAC each have a fifty percent ownership interest in Tiger. Upon formation, the Company and ACAC each contributed approximately $6,000 to purchase a portfolio of life insurance policies and premium finance loans with a follow on contribution each of approximately $5,000 during the fourth quarter of 2010. Additionally, during the nine months ended September 30, 2011 each party contributed approximately $19,000 to Tiger.  A third party serves as the administrator of the life settlement contract portfolio, for which it receives an annual fee.  Under the terms of the agreement, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.

During 2011, the Company formed AMT Capital Alpha, LLC (formerly called AMT Capital Holdings, LLC, “AMT Alpha”) with a subsidiary of ACAC for the purposes of acquiring additional life settlement contracts. The Company and ACAC each have a fifty percent ownership interest in AMT Alpha.  During 2011, each party contributed approximately $1,000 to AMT Alpha.

The Company provides for certain actuarial and finance functions related to Tiger and AMT Alpha.  Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of Tiger and AMT Alpha.  As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates both entities.

During the three and nine months ended September 30, 2011, Tiger and AMT Alpha acquired certain life insurance policies for approximately $4,568 and $28,211 respectively.  Additionally the Company converted $1,730 and $6,621 of premium finance loans to life insurance policies for the three and nine months ended September 30, 2011 respectively. The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method.  The election is made on an instrument-by-instrument basis and is irrevocable.  The Company has elected to account for these policies using the fair value method.  The Company determines fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.  The Company recorded other income for the three and nine months ended September 30, 2011 of approximately $6,882 and $48,346, respectively, related to the life insurance policies.  The Company’s investments in life settlements and cash value loans were approximately $128,001 as of September 30, 2011 and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet.

In addition to the 223 policies disclosed in the table below, Tiger owns 53 premium finance loans, which are secured by life insurance policies and are carried at a value of $6,334. The face value amount of the related 223 life insurance policies and 53 premium finance loans is approximately $1,441,993 and $305,700, respectively. All of the premium finance loans are in default and Tiger is enforcing its rights in the collateral.  Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policies or allow the policies to lapse.  If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

The following table describes the Company’s investment in life settlements as of September 30, 2011:

(Amounts in thousands, except Life Settlement Contracts) Remaining life expectancy as of September 30, 2011	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	1	6,487	10,000
3-4	1	2,579	5,000
4-5	4	14,431	30,000
Thereafter	217	98,170	1,396,933
Total	223	$121,667	$1,441,933

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2011, are as follows:

(Amounts in thousands) (Premiums due are between October 1 and September 30)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2011	$19,525	$2,478	$22,003
2012	23,554	3,251	26,805
2013	24,942	3,421	28,363
2014	25,794	3,777	29,571
2015	29,006	4,584	33,590
Thereafter	519,561	132,121	651,682
Total	$642,382	$149,632	$792,014

14.	Contingent Liabilities

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

As a result of its equity investment in ACAC, the Company made an initial investment in ACAC in the amount of approximately $53,000.  In addition, the Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of the deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement (See Note 11. “Related Party Transactions”), which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. As of September 30, 2011, the Company’s proportionate share of such deferred payments will not exceed $15,000.

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

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2011 and 2010:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended September 30, 2011:
Gross written premium	$145,418	$256,493	$132,621	$26,690	$-	$561,222

Net written premium	79,070	149,238	66,905	26,690	-	321,903
Change in unearned premium	10,807	(22,454)	(19,958)	(1,450)	-	(33,055)
Net earned premium	89,877	126,784	46,947	25,240	-	288,848

Ceding commission - primarily related party	16,312	14,928	9,492	-	-	40,732

Loss and loss adjustment expense	(55,721)	(83,102)	(30,376)	(16,153)	-	(185,352)
Acquisition costs and other underwriting expenses	(42,074)	(39,187)	(23,806)	(8,203)	-	(113,270)
	(97,795)	(122,289)	(54,182)	(24,356)	-	(298,622)

Underwriting income	8,394	19,423	2,257	884	-	30,958
Service and fee income	6,347	18,413	5	-	4,050	28,815
Investment income and realized gain (loss)	6,590	4,956	2,997	463	-	15,006
Other expenses	(7,432)	(9,857)	(6,386)	(370)	-	(24,045)
Interest expense	(1,219)	(1,556)	(1,136)	(35)	-	(3,946)
Foreign currency loss	-	(4,063)	-	-	-	(4,063)
Gain on life settlement contracts	2,096	1,705	3,358	(337)	-	6,822
Bargain purchase on Majestic transaction	2,665	-	-	-	-	2,665
Provision for income taxes	(4,205)	(7,344)	(488)	(188)	(957)	(13,182)
Equity in earnings (loss) of unconsolidated subsidiaries – related party	-	-	-	-	(447)	(447)
Non-controlling interest	(1,072)	(888)	(1,693)	166	-	(3,487)
Net income attributable to AmTrust Financial Services, Inc.	$12,164	$20,789	$(1,086)	$583	$2,646	$35,096

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended September 30, 2010:
Gross written premium	$107,838	$146,155	$60,568	$24,523	$—	$339,084

Net written premium	56,386	78,377	23,551	24,523	—	182,837
Change in unearned premium	8,029	2,524	3,828	(6,333)	—	8,048
Net earned premium	64,415	80,901	27,379	18,190	—	190,885

Ceding commission - primarily related party	16,400	14,578	6,925	—	—	37,903

Loss and loss adjustment expense	(39,245)	(50,584)	(19,235)	(11,368)	—	(120,432)
Acquisition costs and other underwriting expenses	(32,899)	(29,482)	(13,860)	(5,911)	—	(82,152)
	(72,144)	(80,066)	(33,095)	(17,279)	—	(202,584)

Underwriting income	8,671	15,413	1,209	911	—	26,204
Service and fee income	9,124	9,971	—	—	3,323	22,418
Investment income and realized gain (loss)	7,390	6,356	3,645	1,021	—	18,412
Other expenses	(6,515)	(8,456)	(3,781)	(1,458)	—	(20,210)
Interest expense	(1,083)	(1,417)	(628)	(282)	—	(3,410)
Foreign currency loss	—	(141)	—	—	—	(141)
Gain on life settlement contracts	3,857	4,983	2,241	774	—	11,855
Provision for income taxes	(5,463)	(6,813)	(565)	(280)	(814)	(13,935)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	4,030	4,030
Non-controlling interest	(1,928)	(2,491)	(1,121)	(387)	—	(5,927)
Net income attributable to AmTrust Financial Services, Inc.	$14,053	$17,405	$1,000	$299	$6,539	$39,296

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Nine months ended September 30, 2011:
Gross written premium	$460,741	$749,743	$275,951	$77,276	$-	$1,563,711

Net written premium	269,942	438,963	145,422	77,276	-	931,603
Change in unearned premium	(44,170)	(117,971)	(27,567)	(4,427)	-	(194,135)
Net earned premium	225,772	320,992	117,855	72,849	-	737,468

Ceding commission - primarily related party	48,207	41,614	22,009	-	-	111,830

Loss and loss adjustment expense	(142,411)	(216,579)	(78,443)	(46,623)	-	(484,056)
Acquisition costs and other underwriting expenses	(108,483)	(97,493)	(54,432)	(23,676)	-	(284,084)
	(250,894)	(314,072)	(132,875)	(70,299)	-	(768,140)

Underwriting income	23,085	48,534	6,989	2,550	-	81,158
Service and fee income	16,765	49,823	10	-	11,948	78,546
Investment income and realized gain (loss)	19,399	14,962	7,502	1,533	-	43,396
Other expenses	(19,457)	(29,366)	(11,549)	(2,433)	-	(62,805)
Interest expense	(3,728)	(5,627)	(2,213)	(466)	-	(12,034)
Foreign currency loss	-	(1,827)	-	-	-	(1,827)
Gain on life settlement contracts	14,978	22,605	8,890	1,873	-	48,346
Bargain purchase on Majestic transaction	2,665	-	-	-	-	2,665
Provision for income taxes	(8,932)	(16,480)	(1,601)	(508)	(1,987)	(29,508)
Equity in earnings of unconsolidated investment – related party					6,753	6,753
Non-controlling interest	(7,513)	(11,338)	(4,459)	(939)	-	(24,249)
Net income attributable to AmTrust Financial Services, Inc.	$37,262	$71,286	$3,569	$1,610	$16,714	$130,441

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Nine months ended September 30, 2010:
Gross written premium	$338,140	$495,799	$192,935	$59,083	$—	$1,085,957

Net written premium	173,875	238,642	97,044	59,083	—	568,644
Change in unearned premium	15,404	(19,390)	2,128	(31,540)	—	(33,398)
Net earned premium	189,279	219,252	99,172	27,543	—	535,246

Ceding commission - primarily related party	50,580	35,408	17,121	—	—	103,109

Loss and loss adjustment expense	(113,680)	(135,808)	(65,061)	(17,214)	—	(331,763)
Acquisition costs and other underwriting expenses	(97,621)	(73,531)	(42,974)	(8,951)	—	(223,077)
	(211,301)	(209,339)	(108,035)	(26,165)	—	(554,840)

Underwriting income	28,558	45,321	8,258	1,378	—	83,515

Service and fee income	14,676	15,958	—	—	8,871	39,505
Investment income and realized gain (loss)	17,142	14,223	8,747	1,826	—	41,938
Other expenses	(11,640)	(15,039)	(6,764)	(2,337)	—	(35,780)
Interest expense	(3,268)	(4,222)	(1,899)	(656)	—	(10,045)
Foreign currency loss	—	(103)	—	—	—	(103)
Gain on life settlement contracts	3,857	4,983	2,241	774	—	11,855
Provision for income taxes	(14,298)	(17,718)	(3,068)	(286)	(2,572)	(37,942)
Equity in earnings of unconsolidated investment – related party	—	—	—	—	21,803	21,803
Non-controlling interest	(1,928)	(2,491)	(1,121)	(387)	—	(5,927)
Net income attributable to AmTrust Financial Services, Inc.	$33,099	$40,912	$6,394	$312	$28,102	$108,819

The following tables summarize long lived assets and total assets of the business segments as of September 30, 2011 and December 31, 2010:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of September 30, 2011:
Fixed assets	$17,681	$26,685	$10,494	$2,211	$—	$57,071
Goodwill and intangible assets	118,363	159,676	14,691	-	—	292,730
Total assets	2,131,828	2,286,620	868,081	132,820	—	5,419,349

As of December 31, 2010:
Fixed assets	$9,839	$13,386	$5,694	$1,970	$—	$30,889
Goodwill and intangible assets	87,001	95,737	15,088	—	—	197,826
Total assets	1,581,946	1,716,980	741,835	141,692	—	4,182,453

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

•
Personal Lines Reinsurance. We reinsure 10% of the net premiums of the GMACI personal lines business, pursuant to a quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMACI personal lines insurance companies.

We transact business primarily through eleven insurance company subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A (Excellent)	Small commercial, middle market property & casualty, specialty risk & extended warranty and reinsurance for GMACI	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A (Excellent)	Small commercial, middle market property & casualty and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	A (Excellent)	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Company (“MCIC”)	A (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A (Excellent)	Small Commercial Business	United States	Kansas
AmTrust Lloyd’s Insurance Company (“ALIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	Ireland
AmTrust Europe, Ltd. (“AEL”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A (Excellent)	Reinsurance for consolidated subsidiaries	United States and European Union	Bermuda

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

Gross Written Premium. Gross written premium represents estimated premiums from each insurance policy that we write during a reporting period based on the effective date of the individual policy. Certain policies that we underwrite are subject to premium audit at that policy’s cancellation or expiration. The final actual gross premiums written may vary from the original estimate based on changes to the final rating parameters or classifications of the policy.

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

•
Installment and reinstatement fees — We recognize fee income associated with the issuance of workers’ compensation policies for which premium is payable in installments, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved.

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

Gain on Investment in Life Settlement Contracts.  The gain on investment in life settlement contracts includes both the gain on acquisition of life settlement contracts and the gain realized upon a mortality event. The gain on acquisition of life settlement contracts represents the change in fair value of the investments in life settlements as evaluated at the end of each reporting period.  We determine fair value based upon the discounted cash flow of the anticipated death benefits, incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies.   The gain realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain on life settlement contracts to our segments based on net written premium by segment.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 16.9% and 23.3% for the three months ended September 30, 2011 and 2010, respectively and 22.4% and 21.7% for the nine months ended September 30, 2011 and 2010, respectively. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.3% and 86.3% for the three months ended September 30, 2011 and 2010, respectively and 89.0% and 84.4% for the nine months ended September 30, 2011 and 2010, respectively.

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

Material Transactions

The following section is a summary of material transactions that occurred during the three and nine month periods ended September 30, 2011:

Majestic

We, through certain of our subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which we acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). In consideration, on July 1, 2011, we entered into the Purchase Agreement with the Conservator, whereby our subsidiary, AmTrust North America, Inc. (“ANA”), acquired the right to offer, quote and solicit the renewals of in-force workers’ compensation policies written by Majestic and certain assets required by Majestic to conduct its business, including intellectual property and information technology, and furniture, fixtures and equipment.  In addition, ANA hired most of Majestic’s California-based employees.  Additionally, one of our subsidiaries entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $315 million on a gross basis ($167 million on a net basis), without any aggregate limit, and certain contracts related to Majestic's workers' compensation business, including leases for Majestic's California office space.  In addition, we assumed 100% of the unearned premium reserve of approximately $26 million on all in-force Majestic policies.   In connection with this transaction, we received from Majestic approximately $216 million related of cash and invested assets, including assignment of Majestic’s reinsurance recoverables of approximately $52 million, equal to Majestic’s loss and loss adjustment expense reserves and unearned premium reserves as of June 1, 2011, plus an additional $26 million related to a reserve deficiency. The Reinsurance Agreement also contains a profit sharing provision whereby we pay Majestic up to 3% of net earned premium related to current Majestic policies that we renew in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less.  Majestic is included in our Small Commercial Business segment.  As a result of this transaction, we included in our Small Commercial Business segment and consolidated results of operations approximately $13 million and $31 million in gross written premium for the three and nine months ended September 30, 2011.

ICM Re

In June 2011, we, through our subsidiary AmTrust Holdings Luxembourg Limited (formerly AmTrust Captive Holdings Limited, “AHLL”), acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315 million. We recorded approximately $347 million of cash, $55.9 million of intangibles and $87.8 million of deferred tax liabilities. We classified the intangible assets as contractual use rights and will be amortized based on the actual use of the related equalization reserves.  ICM Re subsequently changed its name to AmTrust Re Alpha. AHLL is included in our Specialty Risk and Extended Warranty segment. The ICM Re transaction allows us to obtain the benefit of the captive’s capital and utilization of its existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries.

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

Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$561,222	$339,084	$1,563,711	$1,085,957

Net written premium	$321,903	$182,837	$931,603	$568,644
Change in unearned premium	(33,055)	8,048	(194,135)	(33,398)
Net earned premium	288,848	190,885	737,468	535,246
Ceding commission – primarily related party	40,732	37,903	111,830	103,109
Service and fee income (related parties – three months $4,191; $3,323 and nine months $12,809; $8,871)	28,815	22,418	78,546	39,505
Net investment income	14,456	10,952	41,815	39,237
Net realized gain (loss) on investments	550	7,460	1,581	2,701
Total revenues	373,401	269,618	971,240	719,798

Loss and loss adjustment expense	185,352	120,432	484,056	331,763
Acquisition costs and other underwriting expenses	113,270	82,152	284,084	223,077
Other	24,045	20,210	62,805	35,780
Total expenses	322,667	222,794	830,945	590,620
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	50,734	46,824	140,295	129,178

Other income (expense):
Foreign currency (loss) gain	(4,063)	(141)	(1,827)	(103)
Interest expense	(3,946)	(3,410)	(12,034)	(10,045)
Bargain purchase on Majestic transaction	2,665	—	2,665	—
Gain on investment in life settlement contracts	6,822	11,855	48,346	11,855
Total other income (expense)	1,487	8,304	37,150	1,707
Income before income taxes and equity in earnings of unconsolidated subsidiaries	52,212	55,128	177,445	130,885

Provision for income taxes	13,182	13,935	29,508	37,942
Income before equity earnings of unconsolidated subsidiaries and non-controlling interest	39,030	41,193	147,937	92,943
Equity in earnings of unconsolidated subsidiaries – related parties	(447)	4,030	6,753	21,803
Net income	38,583	45,223	154,690	114,746
Non-controlling interest	(3,487)	(5,927)	(24,249)	(5,927)
Net income attributable to AmTrust Financial Services, Inc.	$35,096	$39,296	$130,441	$108,819

Key measures:
Net loss ratio	64.2%	63.1%	65.6%	62.0%
Net expense ratio	25.1%	23.2%	23.4%	22.4%
Net combined ratio	89.3%	86.3%	89.0%	84.4%

Net realized loss on investments:
Total other-than-temporary impairment loss	$—	$(4,051)	$(345)	$(21,196)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	(4,051)	(345)	(21,196)
Other net realized gain on investments	550	11,511	1,926	23,897
Net realized investment gain (loss)	$550	$7,460	$1,581	$2,701

Consolidated Result of Operations for the Three Months Ended September 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $222.1 million, or 65.5%, to $561.2 million from $339.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase of $222.1 million was attributable to growth in our Small Commercial Business, Specialty Risk and Extended Warranty and Specialty Program segments.  The increase in our Small Commercial Business segment of $37.6 million resulted primarily from increases in policy counts, the full quarter impact of the Majestic acquisition and new product offerings. The increase in Specialty Risk and Extended Warranty business of $110.3 million resulted primarily from growth in new programs in the U.S. and Europe, as well as our European medical liability business.  The majority of the increase in our Specialty Program segment of $72.0 million resulted from new program additions in 2011.

Net Written Premium. Net written premium increased $139.1 million, or 76.1%, to $321.9 million from $182.8 million for the three months ended September 30, 2011 and 2010, respectively. The increase by segment was: Small Commercial Business - $22.7 million, Specialty Risk and Extended Warranty - $70.9 million, Specialty Program – $43.3 million and Personal Lines – $2.2 million. Net written premium increased for the three months ended September 30, 2011 compared to the same period in 2010 due to the increase in gross written premium in 2011 compared to 2010.

Net Earned Premium. Net earned premium increased $97.9 million, or 51.3%, to $288.8 million from $190.9 million for the three months ended September 30, 2011 and 2010. The increase by segment was: Small Commercial Business — $25.5 million, Specialty Risk and Extended Warranty — $45.9 million, Specialty Program — $19.5 million, and Personal Lines — $7.0 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 30% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the three months ended September 30, 2011 and 2010 was $40.7 million and $37.9 million, respectively. Ceding commission increased period over period as a result of increased premium writings.  Additionally, we ceded our European medical liability business to Maiden during the third quarter of 2011 for which we received a five percent commission.  In 2010, this business was ceded to another reinsurer.

Service and Fee Income. Service and fee income increased $6.4 million, or 28.5%, to $28.8 million from $22.4 million for the three months ended September 30, 2011 and 2010, respectively.  The increase was attributable primarily to fees of approximately $7 million generated by Warrantech, which was acquired in the third quarter of 2010.

Net Investment Income. Net investment income increased $3.5 million, or 31.8%, to $14.5 million from $11.0 million for the three months ended September 30, 2011 and 2010, respectively.  Investment income increased primarily from an increase in the average invested assets during the three months ended September 30, 2011, which included the cash and investments acquired in the Majestic transaction, compared to the equivalent period in the prior year.

Net Realized Gain (Losses) on Investments. Net realized gains on investments were $0.6 million, compared to net realized gains of $7.5 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease related primarily to a decline in overall trading activity as our equity portfolio now represents less than two percent of our overall investment portfolio.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $65.0 million, or 54.0%, to $185.4 million from $120.4 million for the three months ended September 30, 2011 and 2010, respectively.  Our loss ratio for the three months ended September 30, 2011 and 2010 was 64.2% and 63.1%, respectively.  The increase in the loss ratio in 2011 resulted from higher current accident year selected ultimate losses as compared to selected ultimate losses from the prior accident years.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $31.1 million, or 37.8%, to $113.3 million from $82.2 million for the three months ended September 30, 2011 and 2010, respectively.  The expense ratio for the same periods increased to 25.1% from 23.2%, respectively, and impacted all segments.  The increase resulted from the amendment to the Maiden Quota Share, effective April 1, 2011, which lowered the ceding commission.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $3.9 million, or 8.3%, to $50.7 million from $46.8 million for the three months ended September 30, 2011 and 2010, respectively.  The increase from 2010 to 2011 resulted primarily from higher net earned premium and increased service and fee income offset, partially, by higher loss and loss adjustment expenses and other insurance general and administrative expense.

Interest Expense. Interest expense for the three months ended September 30, 2011 was $3.9 million, compared to $3.4 million for the same period in 2010.  The increase was attributable to interest expense related to the revolving credit facility we entered into during January 2011 and a secured loan agreement we entered into in February 2011 that had higher outstanding balances than our previous debt facilities in the comparative periods in 2010.

Bargain Purchase on Majestic transaction.  We recorded a gain of $2.7 million in 2011 related to the acquisition of Majestic’s workers’ compensation renewal rights entered into in July 2011.

Gain on Investment in Life Settlement Contracts.   Gain on investment in life settlement contracts decreased $5.1 million, or 42.9%, to $6.8 million from $11.9 million for the three months ended September 30, 2011 and 2010, respectively.  The 2011 amount consisted of a $7.1 million gain realized upon a mortality event and a $0.3 million loss on acquisition of life settlement contracts.  The 2010 amount related entirely to gain on acquisition of life settlement contracts.  The life settlement contracts were acquired by Tiger Capital, LLC, and AMT Alpha, a company we formed in 2011 with ACAC.

Income Tax Expense. Income tax expense for the three months ended September 30, 2011 was $13.2 million, which resulted in an effective tax rate of 27.3%. Income tax expense for the three months ended September 30, 2010 was $13.9 million, which resulted in an effective tax rate of 26.2%.  The increase in our effective rate for the three months ended September 30, 2011 resulted primarily from earning a higher percentage of pretax income in countries of domicile with higher effective rates.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries - Related Party. Equity in earnings (loss) of unconsolidated subsidiaries - related parties decreased by $4.4 million for the three months ended September 30, 2011 to a loss of $0.4 million compared to earnings of $4.0 million for the three months ended September 30, 2010.  The decrease related to lower equity earnings from ACAC in 2011 as well as a downward adjustment to ACAC’s purchase price gain from its 2010 acquisition of GMACI’s consumer property and casualty business for which our proportionate share was $3.6 million.

Consolidated Result of Operations for the Nine Months Ended September 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $477.8 million, or 44%, to $1,563.7 million from $1,086.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase of $477.8 million was attributable to growth in our Small Commercial Business, Specialty Risk and Extended Warranty and Specialty Program segments.  Gross written premium increased in our Small Commercial Business segment by $122.6 million, resulting primarily from increases in policy counts, new product offerings and the Majestic acquisition. The increase in Specialty Risk and Extended Warranty business of $253.9 million resulted primarily from growth in new programs in the U.S. and Europe, as well as our European medical liability business.  Additionally, the increase in our Specialty Program segment of $83.1 million was largely the result of new program additions.  We also benefited from participating in the Personal Lines Quota share with the GMACI Insurers for all nine months in 2011 compared to four months in 2010, which resulted in an additional $18.2 million of assumed gross written premium.

Net Written Premium. Net written premium increased $363.0 million, or 63.8%, to $931.6 million from $568.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase (decrease) by segment was: Small Commercial Business - $96.0 million, Specialty Risk and Extended Warranty - $200.4 million, Specialty Program – $48.4 million and Personal Lines - $18.2 million. Net written premium increased for the nine months ended September 30, 2011 compared to the same period in 2010 due to the increase in gross written premium in 2011 compared to 2010.

Net Earned Premium. Net earned premium increased $202.3 million, or 37.8%, to $737.5 million from $535.2 million for the nine months ended September 30, 2011 and 2010. The increase by segment was: Small Commercial Business — $36.5 million, Specialty Risk and Extended Warranty — $101.7 million, Specialty Program — $18.7 million, and Personal Lines — $45.4 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 30% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the nine months ended September 30, 2011 and 2010 was $111.8 million and $103.1 million, respectively.  Ceding commission increased period over period as a result of increased premium writings.  Additionally, effective April 1, 2011, we began ceding our European medical liability business to Maiden and receiving a five percent commission.  Prior to April 1, 2011, this business was ceded to another reinsurer.

Service and Fee Income. Service and fee income increased $39.0 million, or 98.8%, to $78.5 million from $39.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase was attributable primarily to incremental fees of approximately $32.0 million generated by Warrantech, which was acquired during the third quarter of 2010 as well as an increase of $2.4 million in fees derived by services we provide to ACAC and Maiden.

Net Investment Income. Net investment income increased $2.6 million, or 6.6%, to $41.8 million from $39.2 million for the nine months ended September 30, 2011 and 2010, respectively.  In the nine months ended September 30, 2010, investment income benefited from the inclusion of $2.6 million of interest income related to a note receivable due from Warrantech before it was acquired during the third quarter of 2010.  Absent this item, investment income increased $5.2 million as a result of a higher amount of invested assets period over period, which included the cash and investments acquired in the Majestic transaction.

Net Realized Gain (Losses) on Investments. Net realized gains on investments were $1.6 million, compared to net realized gains of $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in realized gains related to the decline in our equity portfolio in 2011 to approximately two percent of our total investment portfolio, thereby causing a decline in our trading activity on our equity portfolio.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $152.3 million, or 45.9%, to $484.1 million from $331.8 million for the nine months ended September 30, 2011 and 2010, respectively.  Our loss ratio for the nine months ended September 30, 2011 and 2010 was 65.6% and 62.0%, respectively.  The increase in the loss ratio in 2011 resulted from higher current year accident selected ultimate losses as compared to selected ultimate losses from the prior year, and was also impacted by U.S. storms in the nine months ended September 30, 2011 that contributed an additional 1.0% to the loss ratio.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $61.0 million, or 27.3%, to $284.1 million from $223.1 million for the nine months ended September 30, 2011 and 2010, respectively.  The expense ratio for the same periods increased to 23.4% from 22.4%, respectively. The reduction in the Maiden ceding commission percentage was the largest contributor to the increase in the expense ratio during the nine months ended September 30, 2011.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $11.1 million, or 8.6%, to $140.3 million from $129.2 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase from 2010 to 2011 resulted primarily from higher net earned premium and increased service and fee income offset, partially, by higher loss and loss adjustment expenses and other insurance general and administrative expense.

Interest Expense. Interest expense for the nine months ended September 30, 2011 was $12.0 million, compared to $10.0 million for the same period in 2010.  The increase was attributable to higher outstanding debt balances on the revolving credit facility we entered into during January 2011 and the secured loan agreement we entered into in February 2011 compared to outstanding debt balances on our now terminated $40 million term loan and $30 million promissory note during the comparative 2010 period.

Bargain Purchase on Majestic transaction.  We recorded a gain of $2.7 million in 2011 related to the acquisition of Majestic’s workers’ compensation renewal rights in July 2011.

Gain on Investment in Life Settlement Contracts.    Gain on investment in life settlement contracts increased $36.4 million, or 308%, to $48.3 million from $11.9 million for the nine months ended September 30, 2011 and 2010, respectively, and resulted from the gain realized upon a mortality event and the acquisition of a higher number of life settlement contracts that were purchased by or surrendered to us in satisfaction of premium finance loans during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The life settlement contracts were acquired by Tiger Capital, LLC, and AMT Alpha, a company we formed in 2011 with ACAC.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2011 was $29.5 million, which resulted in an effective tax rate of 18.4%. Income tax expense for the nine months ended September 30, 2010 was $37.9 million, which resulted in an effective tax rate of 26.1%.  The decrease in our effective rate for the nine months ended September 30, 2011 resulted primarily from earning a higher percentage of pretax income in countries of domicile with lower effective rates.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related parties decreased by $15.0 million for the nine months ended September 30, 2011 to $6.8 million compared to $21.8 million for the nine months ended September 30, 2010.  The majority of the decrease related to the initial acquisition gain on ACAC of $10.4 million we recognized during the nine months ended September 30, 2010 that was adjusted downward during the nine months ended September 30, 2011 by $3.6 million.

Small Commercial Business Segment Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$145,418	$107,838	$460,741	$338,140

Net written premium	79,070	56,386	269,942	173,875
Change in unearned premium	10,808	8,029	(44,170)	15,404
Net earned premium	89,877	64,415	225,772	189,279
Ceding commission – primarily related party	16,312	16,400	48,207	50,580

Loss and loss adjustment expense	55,721	39,245	142,411	113,680
Acquisition costs and other underwriting expenses	42,074	32,899	108,483	97,621
Total expenses	97,795	72,144	250,894	211,301
Underwriting income	$8,394	$8,671	$23,085	$28,558

Key measures:
Net loss ratio	62.0%	60.9%	63.1%	60.1%
Net expense ratio	28.7%	25.6%	26.7%	24.9%
Net combined ratio	90.7%	86.5%	89.8%	85.0%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$42,074	$32,899	$108,483	$97,621
Less: ceding commission revenue – primarily related party	16,312	16,400	48,207	50,580
	25,762	16,499	60,276	47,041
Net earned premium	$89,879	$64,415	$225,772	$189,279
Net expense ratio	28.7%	25.6%	26.7%	24.9%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2011 and 2010

Gross Written Premium.   Gross written premium increased $37.6 million, or 34.9%, to $145.4 million from $107.8 million for the three months ended September 30, 2011 and 2010, respectively.  The increase resulted primarily from new business associated with additional product offerings, higher overall policy counts and an increase in California workers’ compensation production of approximately $23 million, the majority of which related to the Majestic renewal rights acquisition.

Net Written Premium.   Net written premium increased $22.7 million, or 40.2%, to $79.1 million from $56.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase in net premium resulted from an increase in gross written premium for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net Earned Premium.   Net earned premium increased $25.5 million, or 39.6%, to $89.9 million from $64.4 million for the three months ended September 30, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010 as well as the assumption of $26 million of unearned premium from Majestic in the second quarter of 2011, for which we earned approximately $10.7 million during the three months ended September 30, 2011.

Ceding Commission.   The ceding commission earned during the three months ended September 30, 2011 and 2010 was $16.3 million and $16.4 million, respectively. The ceding commission was flat period over period caused by an increase in the allocation to this segment of its proportionate share of our overall policy acquisition expense offset by a reduction in the Maiden ceding commission percentage resulting from our amended quota share agreement, which became effective April 1, 2011.

Loss and Loss Adjustment Expenses; Loss Ratio.   Loss and loss adjustment expenses increased $16.5 million, or 42.1%, to $55.7 million from $39.2 million for the three months ended September 30, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended September 30, 2011 increased to 62.0% from 60.9% for the three months ended September 30, 2010. The increase in the loss ratio in the three months ended September 30, 2011 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from the prior accident years.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $9.2 million, or 28.0%, to $42.1 million from $32.9 million for the three months ended September 30, 2011 and 2010, respectively. The expense ratio increased to 28.7% for the three months ended September 30, 2011 from 25.6% for the three months ended September 30, 2010.   The expense ratio increased as a result of receiving a lower Maiden ceding commission percentage on this business as a result of our amended quota share agreement, which became effective April 1, 2011, and the allocation to this segment of a higher portion of our unallocated expenses.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased to $8.4 million for the three months ended September 30, 2011 compared to $8.7 million for the three months ended September 30, 2010 due to a higher combined ratio.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $122.6 million, or 36.3%, to $460.7 million from $338.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase resulted primarily from new business associated with additional product offerings, higher overall policy counts and $57 million of additional premium related to an increase in California’s workers’ compensation production, which included $31 million of additional premium as well as $26 million from the assumption of unearned premium from Majestic.

Net Written Premium. Net written premium increased $96.0 million, or 55.2%, to $269.9 million from $173.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net premium resulted from an increase in gross written premium for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as well as the assumption of $26 million of unearned premium from Majestic.

Net Earned Premium. Net earned premium increased $36.5 million, or 19.3%, to $225.8 million from $189.3 million for the nine months ended September 30, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010, as well as the assumption of $26 million of unearned premium from Majestic in the second quarter of 2011, for which we earned approximately $15.2 million during the nine months ended September 30, 2011.

Ceding Commission. The ceding commission earned during the nine months ended September 30, 2011 and 2010 was $48.2 million and $50.6 million, respectively. The decrease related to a decline in the allocation to this segment of its proportionate share of our overall policy acquisition expense and from a reduction in the Maiden ceding commission percentage resulting from our amended quota share agreement, which became effective April 1, 2011.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $28.7 million, or 25.2%, to $142.4 million from $113.7 million for the nine months ended September 30, 2011 and 2010, respectively. Our loss ratio for the segment for the nine months ended September 30, 2011 increased to 63.1% from 60.1% for the nine months ended September 30, 2010. The increase in the loss ratio in the nine months ended September 30, 2011 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from the prior accident years, and was also impacted by U.S. storms in the nine months ended September 30, 2011 that contributed an additional 2.8% to the loss ratio.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $10.9 million, or 11.2%, to $108.5 million from $97.6 million for the nine months ended September 30, 2011 and 2010, respectively. The expense ratio increased to 26.7% for the nine months ended September 30, 2011 from 24.9% for the nine months ended September 30, 2010.  The increase in the expense ratio resulted primarily from a lower allocation of Maiden ceding commission to the segment during the nine months ended September 30, 2011 compared to the same period in 2010 and an increase in premium for this segment, resulting in a higher allocation of expenses to this segment.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $5.5 million, or 19.2%, to $23.1 million from $28.6 million for the nine months ended September 30, 2011 and 2010, respectively. This decrease resulted primarily from higher loss and loss adjustment expenses during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2011.

Specialty Risk and Extended Warranty Segment Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$256,493	$146,155	$749,743	$495,799

Net written premium	149,238	78,377	438,963	238,642
Change in unearned premium	(22,454)	2,524	(117,971)	(19,390)
Net earned premium	126,784	80,901	320,992	219,252
Ceding commission – primarily related party	14,928	14,578	41,614	35,408

Loss and loss adjustment expense	83,102	50,584	216,579	135,808
Acquisition costs and other underwriting expenses	39,187	29,482	97,493	73,531
Total expenses	122,289	80,066	314,072	209,339
Underwriting income	$19,423	$15,413	$48,534	$45,321

Key measures:
Net loss ratio	65.5%	62.5%	67.5%	61.9%
Net expense ratio	19.1%	18.4%	17.4%	17.4%
Net combined ratio	84.7%	80.9%	84.9%	79.3%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$39,187	$29,482	$97,493	$73,531
Less: ceding commission revenue – primarily related party	14,928	14,578	41,614	35,408
	24,259	14,904	55,879	38,123
Net earned premium	$126,784	$80,901	$320,992	$219,252
Net expense ratio	19.1%	18.4%	17.4%	17.4%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $110.3 million, or 75.4%, to $256.5 million from $146.2 million for the three months ended September 30, 2011 and 2010, respectively. The increase related primarily to growth in our existing European business from general liability, medical liability and warranty coverage and in our U.S. business from growth in our existing client base and new programs.

Net Written Premium. Net written premium increased $70.9 million, or 90.0%, to $149.2 million from $78.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase in net written premium resulted from an increase of gross written premium for the three months ended September 30, 2011 compared to gross written premium for the three months ended September 30, 2010, as well as our entry into a reinsurance agreement with Maiden Insurance commencing in the second quarter of 2011 to cede 40% of our European medical liability business.  In 2010, we ceded 80% of this business under another reinsurance agreement.

Net Earned Premium. Net earned premium increased $45.9 million, or 56.7%, to $126.8 million from $80.9 million for the three months ended September 30, 2011 and 2010, respectively.  As net premiums written are earned ratably over the term of a policy, which on average is 25 months, the increase resulted from growth in net written premium between 2009 and 2011 and the changes to our reinsurance arrangements.

Ceding Commission.   The ceding commission earned during the three months ended September 30, 2011 and 2010 was $14.9 million and $14.6 million, respectively. The slight increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense, which was lower than in previous quarters due to the increased growth of our other business segments. Additionally, we began ceding our European medical liability business to Maiden during the second quarter of 2011 and receiving a five percent commission.  In 2010, this business was ceded to another reinsurer.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $32.5 million, or 64.2%, to $83.1 million from $50.6 million for the three months ended September 30, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended September 30, 2011 increased to 65.5% from 62.5% for the three months ended September 30, 2010.  The increase in the loss ratio for the three months ended September 30, 2011 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from the prior accident years, as well as a shift in business mix within the segment.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $9.7 million, or 32.9%, to $39.2 million from $29.5 million for the three months ended September 30, 2011 and 2010, respectively. The expense ratio increased to 19.1% for the three months ended September 30, 2011 from 18.4% for the three months ended September 30, 2010.  The increase is primarily attributable to a proportional increase in overall acquisition cost based on a change in business mix, which was partially offset by the amendment to the Maiden Quota Share, effective April 1, 2011, which lowered the ceding commission.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $4.0 million, or 26.0%, to $19.4 million from $15.4 million for the three months ended September 30, 2011 and 2010, respectively.  The increase was attributable to higher earned premium that was partially offset by a higher loss ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Gross Written Premium. Gross written premium increased $253.9 million, or 51.2%, to $749.7 million from $495.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase related primarily to growth in our existing European business from general liability, medical liability and warranty coverage.  Additionally, the segment benefited from the underwriting of new programs in Europe and the U.S., as well as a $19 million assumption of unearned premium from a new U.S. customer.

Net Written Premium. Net written premium increased $200.4 million, or 84.0%, to $439.0 million from $238.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2011 compared to gross written premium for the nine months ended September 30, 2010, as well as our entry into a reinsurance agreement with Maiden Insurance to cede 40% of our European medical liability business commencing in the second quarter of 2011. In 2010, we ceded 80% of this business under another reinsurance agreement.

Net Earned Premium. Net earned premium increased $101.7 million, or 46.4%, to $321.0 million from $219.3 million for the nine months ended September 30, 2011 and 2010, respectively.  As net premiums written are earned ratably over the term of a policy, which on average is 25 months, the increase resulted from growth in net written premium between 2009 and 2011.  In addition, net earned premium increased as a result of our new reinsurance program for our European medical liability business.

Ceding Commission.   The ceding commission earned during the nine months ended September 30, 2011 and 2010 was $41.6 million and $35.4 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense, which achieved proportionately more growth than our other segments on a year-to-date basis.  Additionally, beginning on April 1, 2011, we ceded our European medical liability business to Maiden for which we received a five percent commission.  Prior to April 1, 2011, this business was ceded to another reinsurer.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $80.8 million, or 59.5%, to $216.6 million from $135.8 million for the nine months ended September 30, 2011 and 2010, respectively. Our loss ratio for the segment for the nine months ended September 30, 2011 increased to 67.5% from 61.9% for the nine months ended September 30, 2010.  The increase in the loss ratio for the nine months ended September 30, 2011 resulted primarily from higher current year accident selected ultimate losses as compared to selected ultimate losses from the prior year, as well as a shift in business mix within the segment.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $24.0 million, or 32.7%, to $97.5 million from $73.5 million for the nine months ended September 30, 2011 and 2010, respectively. The expense ratio was 17.4% for the nine months ended September 30, 2011 and 2010.  The expense ratio remained flat as an increase in acquisition costs due to a change in business mix was partially offset by a higher allocation of Maiden ceding commission to the segment during the nine months ended September 30, 2011 compared to the same period in 2010.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $3.2 million, or 7.1%, to $48.5 million from $45.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The slight increase was attributable to higher earned premium that was offset, primarily, by higher loss and loss adjustment expense.

Specialty Program Segment Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$132,621	$60,568	$275,951	$192,935

Net written premium	66,905	23,551	145,422	97,044
Change in unearned premium	(19,958)	3,828	(27,567)	2,128
Net earned premium	46,947	27,379	117,855	99,172
Ceding commission – primarily related party	9,492	6,925	22,009	17,121

Loss and loss adjustment expense	30,376	19,235	78,443	65,061
Acquisition costs and other underwriting expenses	23,806	13,860	54,432	42,974
Total expenses	54,182	33,095	132,875	108,035
Underwriting income	$2,257	$1,209	$6,989	$8,258

Key measures:
Net loss ratio	64.7%	70.3%	66.6%	65.6%
Net expense ratio	30.5%	25.3%	27.5%	26.1%
Net combined ratio	95.2%	95.6%	94.1%	91.7%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$23,806	$13,860	$54,432	$42,974
Less: ceding commission revenue – primarily related party	9,492	6,925	22,009	17,121
	14,314	6,935	32,023	25,853
Net earned premium	$46,947	$27,379	$117,855	$99,172
Net expense ratio	30.5%	25.3%	27.5%	26.1%

Specialty Program Segment Results of Operations for the Three Months Ended September 30, 2011 and 2010

Gross Written Premium. Gross premium increased $72.0 million, or 118.8%, to $132.6 million from $60.6 million for the three months ended September 30, 2011 and 2010, respectively. The increase in gross written premium related primarily to an increase in new and existing programs of approximately $89 million, including commercial auto and general liability programs, excess and surplus lines programs and public entity programs. The increases were offset by declines in other programs as a result of our maintenance of our pricing and administrative discipline, which resulted in the termination of certain programs representing approximately $15 million, of which three programs represented approximately 88% of this decrease.  Additionally, we experienced a decrease of approximately $2 million in business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement we entered into in connection with our acquisition of WIC, which is now in run-off.

Net Written Premium.  Net premium increased $43.3 million, or 183%, to $66.9 million from $23.6 million for the three months ended September 30, 2011 and 2010, respectively. The increase in net written premium resulted from an increase in gross written premium for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net Earned Premium.  Net earned premium increased $19.6 million, or 71.2%, to $46.9 million from $27.4 million for the three months ended September 30, 2011 and 2010, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.

Ceding Commission.  The ceding commission earned during the three months ended September 30, 2011 and 2010 was $9.5 million and $6.9 million, respectively.  The increase related primarily to an increase in earned premium and a shift in the mix of the programs written during the periods.  For the three months ended September 30, 2011, we wrote certain programs that have a higher percentage of policy acquisition costs to earned premium than in the three months ended September 30, 2010 and, therefore, we allocated more ceding commission to the segment. In addition, there was an increase in earned premium based on the larger allocation to this segment of its proportionate share of our indirect policy acquisition expense as compared to the year-ago quarter.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $11.2 million, or 58.3%, to $30.4 million from $19.2 million for the three months ended September 30, 2011 and 2010, respectively. Our loss ratio for the segment for the three months ended September 30, 2011 decreased to 64.7% from 70.3% for the three months ended September 30, 2010. The decrease in the loss ratio for the three months ended September 30, 2011 resulted primarily from the non-renewal of under-performing programs.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $9.9 million, or 71.2%, to $23.8 million from $13.9 million for the three months ended September 30, 2011 and 2010, respectively. The expense ratio was 30.5% for the three months ended September 30, 2011 compared to 25.3% for the three months ended September 30, 2010.  The increase in the expense ratio was attributable to the allocation to this segment of a higher portion of our unallocated expenses as a result of this segment’s increase in premium for the quarter.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $1.1 million, or 91.6%, to $2.3 million from $1.2 million for the three months ended September 30, 2011 and 2010, respectively. The increase of $1.1 million resulted primarily from a lower loss ratio partially offset by an increase in the expense ratio.

Specialty Program Segment Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Gross Written Premium.  Gross premium increased $83.1 million, or 43.1%, to $276.0 million from $192.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in gross written premium related primarily to an increase in new and existing programs of approximately $136 million, including commercial auto and general liability programs, excess and surplus lines programs and public entity programs. The increases were offset by declines in other programs as a result of our maintenance of our pricing and administrative discipline, which resulted in the termination of certain programs representing approximately $50 million, of which three programs represented approximately 92% of this decrease.  Additionally, we experienced a decrease of approximately $3 million in business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement we entered into in connection with our acquisition of WIC, which is now in run-off.

Net Written Premium.  Net premium increased $48.4 million, or 49.9%, to $145.4 million from $97.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net written premium result from an increase in gross written premium for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net Earned Premium.  Net earned premium increased $18.7 million, or 18.9%, to $117.9 million from $99.2 million for the nine months ended September 30, 2011 and 2010, respectively.  As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.

Ceding Commission.  The ceding commission earned during the nine months ended September 30, 2011 and 2010 was $22.0 million and $17.1 million, respectively.  The increase related primarily to an increase in earned premium and a shift in the mix of the programs written during the periods.  For the nine months ended September 30, 2011, we wrote certain programs that have a higher percentage of policy acquisition costs to earned premium than in the nine months ended September 30, 2010 and, therefore, we allocated more ceding commission to the segment.  The increase was partially offset by a decline in earned premium based on the smaller allocation to this segment of its proportionate share of our indirect policy acquisition expense as compared to the nine months ended September 30, 2010.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $13.3 million, or 20.4%, to $78.4 million from $65.1 million for the nine months ended September 30, 2011 and 2010, respectively. Our loss ratio for the segment for the nine months ended September 30, 2011 increased to 66.6% from 65.6% for the nine months ended September 30, 2010.  Current accident year selected ultimate losses are higher than selected ultimate losses from the prior accident years, resulting in the increase in the loss ratio for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $11.4 million, or 26.5%, to $54.4 million from $43.0 million for the nine months ended September 30, 2011 and 2010, respectively. The expense ratio was 27.5% and 26.1% for the nine months ended September 30, 2011 and 2010, respectively.   The increase in the expense ratio was attributable to the allocation to this segment of a higher portion of our unallocated expenses as a result of the segment’s increase in premium compared to the nine months ended September 30, 2010, but was partially offset by a decline in acquisition costs resulting from the assumption of certain business from an arrangement we fronted in 2010.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $1.3 million, or 15.7%, to $7.0 million from $8.3 million for the nine months ended September 30, 2011 and 2010, respectively. The majority of the decrease of $1.3 million resulted from an increase in the loss ratio.

Personal Lines Reinsurance Segment Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Gross written premium	$26,690	$24,523	$77,276	$59,083

Net written premium	26,690	24,523	77,276	59,083
Change in unearned premium	(1,450)	(6,333)	(4,427)	(31,540)
Net earned premium	25,240	18,190	72,849	27,543

Loss and loss adjustment expense	16,153	11,368	46,623	17,214
Acquisition costs and other underwriting expenses	8,203	5,911	23,676	8,951
Total expenses	24,356	17,279	70,299	26,165
Underwriting income	$884	$911	$2,550	$1,378

Key measures:
Net loss ratio	64.0%	62.5%	64.0%	62.5%
Net expense ratio	32.5%	32.5%	32.5%	32.5%
Net combined ratio	96.5%	95.0%	96.5%	95.0%

Personal Lines Reinsurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

We began assuming commercial auto business from the GMACI Insurers effective March 1, 2010 pursuant to the Personal Lines Quota Share with the GMACI Insurers. We assumed $26.7 million and $24.5 million of premium from the GMACI Insurers for the three months ended September 30, 2011 and 2010, respectively and $77.3 and $59.1 million for the nine months ended September 30, 2011.  The increase in the nine month period related primarily to assuming business for the entire nine-month period in 2011 compared to seven months in 2010.  Net earned premium increased in 2011 in both periods compared to the equivalent periods in 2010 due to the earning cycle of assumed premium written in 2010.  Loss and loss adjustment expense as well as acquisition costs and other underwriting expenses increased proportionately with earned premiums.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $436.2 million and $302.0 million in the nine months ended September 30, 2011 and 2010, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations. We further expect that projected cash flow from operations should provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months. However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010
Cash and cash equivalents provided by (used in):
Operating activities	$232,323	$(3,666)
Investing activities	(151,438)	32,432
Financing activities	37,326	43,682

Net cash provided by operating activities for the nine months ended September 30, 2011 increased compared to cash provided by operating activities in the nine months ended September 30, 2010. The increase in cash flow resulted from a shift in business mix to business that has a longer average claim payment cycle and an increase in reinsurance payables, which are typically paid in arrears, thus providing us with a timing benefit on the related cash that we collected.

Cash used in investing activities during the nine months ended September 30, 2011 was approximately $151 million and primarily consisted of approximately $108 million for the purchase of fixed and equity securities, approximately $44 million related to acquisition of and capitalized premiums for life settlement contracts, approximately $33 million for purchases of property and equipment (which included $13 million for an aircraft and $7.5 million for an office building), partially offset by the receipt of approximately $27 million of cash related to the Majestic loss portfolio transfer and $10.5 million from the proceeds on a life settlement contract.  Cash provided by investing activities during the nine months ended September 30, 2010 was approximately $33 million and consisted primarily of net sales of fixed securities of $96 million, net sales of equity securities of $24 million offset, partially, by investments in ACAC and other subsidiaries of approximately $64 million.

Cash provided by financing activities for the nine months ended September 30, 2011 was approximately $37 million and consisted primarily of debt proceeds of approximately $134 million and minority interest capital contributions to two of our subsidiaries of approximately $24 million partially offset by the repayment on repurchase agreements in the amount of approximately $4 million, debt principal payments of approximately $104 million and dividend payments of approximately $14 million.  Cash provided by financing activities for the nine months ended September 30, 2010 was $44 million and consisted primarily of $66 million received from entering repurchase agreements offset, partially, by $18 million of principal payments on existing debt and $13 million of dividend payments.

Other Material Changes in Financial Position
	September 30,	December 31,
	2011	2010
	(Amounts in Thousands)
Selected Assets:
Cash	$320,863	$201,949
Investments	1,716,467	1,357,012
Prepaid and other assets	289,707	163,905
Goodwill and intangible assets	292,730	197,826
Selected Liabilities:
Loss and loss expense reserves	$1,782,953	$1,263,537
Deferred income taxes	85,106	9,883

In 2011, cash increased by $119 million from December 31, 2010 as a result of increase premium writings and the loss portfolio transfer from Majestic.  Investments increased to $1.7 billion from $1.4 billion from December 31, 2010 primarily from investments received from the Majestic loss portfolio transfer.  Prepaid expenses and other assets increased $126 million from the year end December 31, 2010.  The increase related to an increase in value of our life settlement contract portfolio.  In 2011, intangible assets and goodwill increased by $95 million, which related to acquisition activities in 2011 primarily from ICM Re and Cardinal Comp as well as a purchase price adjustment to goodwill related to Warrantech.

In 2011, loss and loss expense reserves increased by $519 million from December 31, 2011, the majority of which was from the loss portfolio transfer with Majestic.  In 2011, deferred income taxes increased due primarily to the acquisitions of ICM Re and Warrantech.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus.  We were in compliance with all covenants as of September 30, 2011.

As of September 30, 2011, we had outstanding borrowings of $33.2 million under this Credit Agreement. We had outstanding letters of credit in place under this Credit Agreement at September 30, 2011 for $50.6 million, which reduced the availability under the facility to $66.2 million as of September 30, 2011.  Our outstanding letters of credit of $50.6 million exceeded the availability for letters of credit by $0.6 million as of September 30, 2011. We corrected this on October 27, 2011, bringing the Company’s outstanding letters of credit in place under this Credit Agreement to $50.0 million.  This did not require an amendment or waiver to the Credit Agreement, nor did the Company incur any fees as a result.

We recorded approximately $1.0 million of deferred financing costs related to the Credit Agreement.  Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at September 30, 2011), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on our consolidated leverage ratio was 0.40% at September 30, 2011).

The interest rate on the credit facility as of September 30, 2011 was 2.5%. We recorded interest expense of approximately $2.0 million for the nine months ended September 30, 2011 under the Credit Agreement.  We recorded $0.1 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively, related to the term loan.

Secured Loan Agreement

During February 2011, we, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million, commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded approximately $0.1 million of deferred financing costs related this agreement.  We recorded interest expense of approximately $0.3 million for the nine months ended September 30, 2011 related to this agreement. The loan is secured by an aircraft that the subsidiary acquired in February 2011.

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

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of September 30, 2011.  In addition,  AII and Maiden Insurance are parties to a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its insurance company subsidiaries.  The amount of this collateral as of September 30, 2011 was approximately $434 million.  Maiden retains ownership of the collateral in the trust account.

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (now called Kemper Corporation), we, on June 1, 2008, issued a promissory note to Unitrin, Inc. in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million.  We paid the first three annual principal payments between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, we calculated imputed interest of approximately $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to approximately $26.8 million at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. We included approximately $0.4 million and $0.6 million of amortized discount on the note in our results of operations for the nine months ended September 30, 2011 and 2010, respectively. The note’s carrying value at September 30, 2011 was $7.3 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

We enter into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities, which we invest or hold in short term or fixed income securities. As of September 30, 2011, there were $343.9 million principal amount outstanding at interest rates between .30% and .35%. Interest expense associated with these repurchase agreements for the nine months ended September 30, 2011 was $0.8 million, of which $0 million was accrued as of September 30, 2011. We have approximately $356.0 million of collateral pledged in support of these agreements.

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

Workers’ Compensation Excess of Loss

We have coverage for our workers’ compensation line of business under excess of loss reinsurance agreements. In addition to insuring employers for their statutory workers’ compensation liabilities, our workers’ compensation policies provide insurance for the employers’ tort liability (if any) for bodily injury or disease sustained by employees in the course of their employment. Certain layers of our workers’ compensation reinsurance provide coverage for such employers’ liability insurance at lower limits than the applicable limits for workers’ compensation insurance. The agreements have annual limits of coverage of twice the occurrence limit. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. The agreements cover, per occurrence, losses in excess of $0.5 million through December 31, 2004, $0.6 million effective January 1, 2005, $1.0 million effective July 1, 2006 through July 1, 2009, $1.0 million plus 55% of $9.0 million in excess of $1.0 million effective July 1, 2009 through January 1, 2010, and $10.0 million effective January 1, 2010 up to a maximum $130 million ($50 million prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, we purchased a “third and fourth event cover” that covers losses between $5.0 million and $10.0 million per occurrence, after an aggregate deductible equal to the first $10.0 million per annum on such losses.  For losses occurring on or after January 1, 2011, we replaced this “third and fourth event cover” with a “second and third event cover” that applies after an aggregate deductible equal to the first $5.0 million per annum on such losses.  Effective August 19, 2011, we purchased a new layer of coverage providing $100.0 million in excess of $130.0 million per occurrence, providing us with total protection of $220.0 million for losses in excess of $10.0 million.

Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses and, effective August 19, 2011, provides coverage, per contract year, of $220.0 million in the aggregate, in excess of an aggregate retention of $10.0 million, but excludes acts of nuclear, biological or chemical terrorism (which are covered by the Terrorism Risk Insurance Act, as amended (“TRIA”)). Any terrorism losses occurring during 2011 would count toward the annual aggregate limits listed above. The reinsurance for worker’s compensation losses caused by acts of terrorism is provided net of any recovery we receive from the federal government pursuant to TRIA.

A limited amount of workers’ compensation and excess workers’ compensation exposures are written as reinsurance and are not protected by the excess reinsurance program listed above.  The total limit exposed to a single workers’ compensation occurrence loss for such exposures is $11.0 million as of September 30, 2011.

Specialty Risk Excess of Loss

We have excess of loss reinsurance coverage for international general liability and professional business underwritten by our English and Irish insurers. The agreements cover losses in excess of £1.0 million per occurrence up to a maximum of £10.0 million per occurrence, subject to annual aggregate limits that vary by layer. Through December 31, 2010, we had excess of loss reinsurance under the same terms for our European medical liability business. In 2010, we purchased an 80% quota share reinsurance agreement from National Indemnity Company for our European medical liability business. This contract was effective for claims made through March 31, 2011.  Effective April 1, 2011, we replaced this quota share reinsurance agreement with a 40% cession to Maiden Insurance, as more fully described below under “Reinsurance Agreements with Maiden Holdings, Ltd.”  In addition, we purchase various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

Casualty Reinsurance

We have coverage for our U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2.0 million per occurrence (in certain cases the retention can rise to $2.5 million) up to a maximum $30.0 million. We purchase quota share reinsurance for a portion of our umbrella business, whereby we cede 70% of the first $5.0 million of loss per policy and 100% of the next $5.0 million loss per policy. In addition, we also purchase various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business, including casualty, public entity, and professional errors and omissions insurance.

Property Per Risk Excess Coverage

We have coverage for our U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2.0 million per location up to a maximum $20 million, subject to per occurrence and annual limits that vary by layer.

Property Catastrophe Reinsurance

For our U.S. business, we have a property catastrophe excess of loss agreement that covers losses in excess of $5.0 million per occurrence up to a maximum $65.0 million, subject to annual limits that vary by layer. We also have coverage for our U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £0.5 million per risk (or in certain instances £1 million per risk) up to a maximum £3.0 million. In addition, we have a property catastrophe excess of loss agreement that covers losses in excess of £2.0 million per occurrence up to a maximum £45.0 million.  Under this program, we cede 75% of losses in excess of £2.0 million per occurrence up to £20.0 million.  We cede 100% of any losses in excess of £20.0 million up to £45.0 million.

TRIA requires that commercial property and casualty insurance companies offer coverage for U.S. risks (with certain exceptions, such as with respect to commercial auto insurance) for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed $100.0 million for each year. Under the TRIA program, the federal government covers 85% of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto insurance policies) covering risks in the United States. This deductible amount is 20% of such premiums.

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

The Maiden Quota Share, which had an initial term of three years, was renewed through June 30, 2014 and will automatically renew for successive three-year terms unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

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

Effective September 1, 2010, we, through our wholly-owned subsidiary, TIC, entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on our behalf (the “Surplus Lines Facility”). The Surplus Lines Facility enables us to write business on a surplus lines basis throughout the United States in states in which we are unauthorized to write such business through our own insurance company subsidiaries. Currently, we are utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. We are actively pursuing surplus lines authority for two of our insurance company subsidiaries, which would remove the need for the Surplus Lines Facility.  As a result of this agreement the Company assumed approximately $12.8 million of written premium for which it earned approximately $6.3 million and incurred losses of approximately $3.9 million for the nine months ended September 30, 2011.

Effective September 1, 2010, we, through our subsidiary, SNIC, entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which has a term of one year, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums. We ceded written premium of $0.3 million and $0.4 million for the three and nine months ended September 30, 2011 related to this agreement, for which we earned ceding commission of $0.1 million and $0.1 million for the three and nine months ended September 30, 2011.

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

Reinsurance Agreement with ACAC

In conjunction with our strategic investment in ACAC and ACAC’s acquisition from GMAC Insurance Holdings, Inc. and MIC of GMAC’s U.S. consumer property and casualty insurance business, which was completed on March 1, 2010, our subsidiary, TIC, has entered into a quota share reinsurance agreement (the “Personal Lines Quota Share”) with the acquired GMACI personal lines insurance companies (“GMACI Insurers”) by which TIC assumes an amount equal to 10% of the premium written by the GMACI Insurers, net of the cost of unaffiliated inuring reinsurance. The Personal Lines Quota Share further provides that the GMACI Insurers receive a provisional ceding commission of 32.5% of ceded written premiums.

The provisional premium is subject to adjustment based on results for the period March 1, 2010 through December 31, 2010 and for each 12 month period thereafter based on the ratio of ceded losses to ceded premium, with a maximum commission of 34.5% at loss ratios at or below 60.5% decreasing dollar for dollar to a minimum commission of 30.5% at a loss ratio at or above 64.5%. The Personal Lines Quota Share has an initial term of three years and will automatically renew for successive three-year terms thereafter unless either TIC or the GMACI Insurers notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on 60 days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of TIC or GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to TIC to $121.0 million during calendar year 2011 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter.

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

We reevaluate our reinsurance programs annually or more frequently, as needed, and consider a number of factors, including cost of reinsurance, quality of reinsurers, our liquidity requirements, operating leverage and coverage terms. Even if we maintain our existing retention levels, if the cost of reinsurance increases, our cash flow from operations would decrease as we would cede a greater portion of our premiums written to our reinsurers. Conversely, our cash flow from operations would increase if the cost of reinsurance declined relative to our retention.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $469.7 million, or 32.2%, to $1,930.0 million for the nine months ended September 30, 2011 from $1,460.3 million as of December 31, 2010 (excluding $21.2 million and $21.5 million of other investments, respectively).  The increase resulted from obtaining $218 million of cash and investments from the Majestic transaction as well as an increase to premium writings.  Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities, gross, had a fair value of $1,412.2 million and an amortized cost of $1,391.1 million as of September 30, 2011. Our equity securities are reported at fair value and totaled $32.1 million with a cost of $38.4 million as of September 30, 2011. Securities sold but not yet purchased, which was $55.6 million as of September 30, 2011, represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $343.9 million as of September 30, 2011, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	September 30, 2011		December 31, 2010
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash and cash equivalents	$320,863	16.6%	$201,949	13.8%
Time and short-term deposits	164,815	8.5	32,137	2.2
U.S. treasury securities	40,414	2.1	82,447	5.6
U.S. government agencies	29,840	1.5	7,162	0.5
Municipals	278,359	14.4	66,676	4.6
Commercial mortgage back securities	1,639	0.1	2,076	0.1
Residential mortgage backed securities:
Agency backed	432,679	22.4	546,098	37.4
Non-agency backed	12,062	0.6	8,591	0.6
Asset backed securities	727	0.1	2,687	0.2
Corporate bonds	616,444	32.0	493,076	33.8
Preferred stocks	4,424	0.2	7,037	0.5
Common stocks	27,695	1.5	10,375	0.7
	$1,929,961	100.0%	$1,460,311	100.0%

As of September 30, 2011, the weighted average duration of our fixed income securities was 3.9 years and had a yield of 4.0%.

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

The impairment charges of our fixed and equity securities for the nine months ended September 30, 2011 and 2010 are presented in the table below:

(Amounts in thousands)	2011	2010
Equity securities	$345	$10,656
Fixed maturity securities	-	10,540
	$345	$21,196

In addition to the other-than-temporary impairment of $0.3 million recorded during the nine months ended September 30, 2011, we had $37.0 million of gross unrealized losses, of which $7.3 million related to marketable equity securities and $29.7 million related to fixed maturity securities as of September 30, 2011.

Corporate bonds represent 44% of the fair value of our fixed maturities and 97% of the total unrealized losses of our fixed maturities. We own 343 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 7%, 34% and 3%, respectively, and 8%, 86% and 4% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time.  Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. Within our portfolio of equity securities, eight common stocks comprised $4.5 million, or 62 percent of the unrealized loss.  We own two securities in the financial sector that represent 52% of the fair market value and 43% of our unrealized losses.  We own two securities each in the industrial and healthcare sectors that represent approximately 6% and 2% of the fair market value, respectively, and approximately 13% and 1% of our unrealized losses, respectively.  We also own two positions in the consumer products sector that have approximately 3% of the fair value and approximately 5% of the unrealized losses.  The duration of these impairments ranges from 2 to 17 months.  The remaining securities in a loss position are not considered individually significant and accounted for 38 percent of our unrealized losses.  We believe these securities will recover and that we have the ability and intent to hold them to recovery.

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

Interest Rate Risk. We had fixed maturity securities (excluding $164.8 million of time and short-term deposits) with a fair value and carry value of $1,412.2 million as of September 30, 2011 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2011 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of September 30, 2011.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$1,279,369	$(132,795)	(10.3)%
100 basis point increase	1,344,873	(67,291)	(5.2)
No change	1,412,164	—	—
100 basis point decrease	1,476,072	63,908	7.6
200 basis point decrease	1,544,279	132,115	10.2

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and in the event that we do not hold that local currency, we would recognize a $10.3 million after tax realized currency loss based on our outstanding foreign denominated reserves of $317.1 million at September 30, 2011.

Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2011, the equity securities in our investment portfolio had a fair value of $32.1 million, representing approximately 1.6 percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2011.

The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase ( Decrease) in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$33,725	$1,606	0.1%
No change	32,119	—	—
5 % decrease	30,513	(1,606)	(0.1)

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Vehicle service contract industry inquiry and related proceedings

As disclosed in Part I, Item 3 of our Annual Report on Form 10-K, the states of Texas, Washington and Ohio, by and through the offices of their respective Attorneys General, are acting as the Executive Committee of a multi-state Attorneys General task force (the “Multi-State Task Force”) that is making inquiries into the vehicle service contract industry focusing on former third party administrators of U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in February 2010 in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Proceeding”).  The inquiries relate to the handling of payment of customer refunds in the absence of U.S. Fidelis fulfilling such obligations. In connection with such inquiry, on or about January 14, 2011, our subsidiary, Warrantech, received an inquiry from the Texas Attorney General’s office because Warrantech is a former third party administrator of U.S. Fidelis.

On March 10, 2011, Warrantech received a demand letter from Mepco Finance Corporation (“Mepco”) related to certain damages Mepco allegedly incurred in connection with vehicle service contracts marketed and sold by U.S. Fidelis, financed by Mepco, and administered by Warrantech.  Mepco claims that under the terms of an agreement between Warrantech and Mepco, Warrantech is obligated to indemnify Mepco for damages incurred resulting from the failure of U.S. Fidelis to repay certain amounts to Mepco on cancelled vehicle service contracts that were marketed and sold by U.S. Fidelis, financed by Mepco, and administered by Warrantech.

Warrantech disputes that it owes Mepco any amounts resulting from the failure of U.S. Fidelis to repay Mepco for certain cancelled vehicle service contracts.  On September 13, 2011, Warrantech commenced an adversary proceeding against Mepco in the Bankruptcy Proceeding, Case Number 11-04313 (the “Adversary Proceeding”).  In the Adversary Proceeding, Warrantech is seeking a judicial determination that Mepco breached the agreement between the parties and, as result, Warrantech has incurred damages in connection with the marketing and sales of vehicle service contracts by U.S. Fidelis and Mepco’s financing of those vehicle service contracts.  In addition, Warrantech is seeking a declaratory judgment that any contractual obligation it may have had to indemnify or reimburse Mepco for unpaid amounts due from U.S. Fidelis is unenforceable due to Mepco’s own conduct.

In a related proceeding, the Official Committee of the Unsecured Creditors (the “Creditors Committee”) also commenced an adversary proceeding against Mepco in the Bankruptcy Proceeding, Case Number 10-41902-705.  In that proceeding, the Creditors Committee asserts, among other things, that Mepco’s pre and post-petition bankruptcy claims should be subordinated due to Mepco’s inequitable conduct.

On September 28, 2011, the Multi-State Task Force, acting through the Executive Committee, filed a motion in the Bankruptcy Proceeding requesting that the Bankruptcy Court issue an order compelling Mepco, Warrantech, the Creditors Committee and the Executive Committee to mediate the claims asserted in the two adversary proceedings and the issues raised by the Multi-State Task Force.  Warrantech did not oppose the motion to compel mediation.

At this point, it is not possible to predict the outcome of the mediation or the inquiries by the Multi-State Task Force.  We do not, however, currently believe that the outcomes will have a material adverse effect on our financial position or liquidity.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011.

10.2	Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011.

10.3	Form of Restricted Stock Agreement, amended and restated effective November 1, 2011.

10.4	Form of Restricted Stock Unit Agreement, amended and restated effective November 1, 2011.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2011.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2011.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2011.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).

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

AmTrust Financial Services, Inc.
(Registrant)

Date: November 9, 2011	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer