Form 10-K
period 2011-12-31
Amtrust Financial Services, Inc.
filed 2012-03-15
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $557,035,285.

As of March 1, 2012, the number of common shares of the registrant outstanding was 60,177,912.

Documents incorporated by reference: Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, successful integration of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., American Capital Acquisition Corporation, or third party agencies and warranty administrators, difficulties with technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business

Legal Organization

AmTrust Financial Services Inc. is a Delaware corporation that was acquired by its principal shareholders in 1998 and began trading on the NASDAQ Global Select Market on November 13, 2006. References to “AmTrust,” the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K and in other statements and information publicly disseminated by AmTrust Financial Services, Inc., refer to the consolidated operations of the holding company.

Business Overview

AmTrust underwrites and provides property and casualty insurance in the United States and internationally to niche customer groups that we believe are generally underserved by larger insurance carriers within the broader insurance market.

Our business model focuses on achieving superior returns and profit growth with the careful management of risk. We execute these goals through geographic and product diversification, as well as an in-depth understanding of our insured exposures. Our product mix includes, primarily, workers’ compensation, extended warranty and other commercial property/casualty insurance products. Our workers’ compensation and property/casualty insurance policyholders in the United States are generally small and middle market businesses. Our extended warranty customers are manufacturers, distributors and retailers of commercial and consumer products. We have also built a strong and growing distribution of extended warranty and specialty risk products, including liability and other property/casualty products, in Europe. The majority of our products are sold through independent third-party brokers, agents, retailers or administrators. Our strategy is to target small to middle size customer markets throughout the U.S. and Europe where our proprietary technology platform enables us to efficiently manage the high volume of policies and claims that result from serving large numbers of small policyholders and warranty contract holders. The technology we have developed offers a level of service that is a competitive advantage in these high volume, lower risk markets by enhancing our ability to service, underwrite and adjudicate claims. Additionally, our ability to maintain and analyze high volumes of loss data over a long historical period allows us to better manage and forecast the underlying risk inherent in the portfolio. Since our inception in 1998, we have grown both organically and through an opportunistic acquisition strategy. We believe we approach acquisitions conservatively and our strategy is to take relatively modest integration and balance sheet risk. Historically, most of our acquisition activity has involved the purchase of renewal rights to established books of insurance portfolios, access to distribution networks and hiring established teams of underwriters with expertise in our specialty lines.

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

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the commercial business insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. In the future, we may also compete with new market entrants. Our competitors include other insurance companies, state insurance pools and self-insurance funds. We generally target niche sectors and clients where the market is not as competitive as the broader market and where we have particular expertise and provide differentiated offerings versus our competitors.

More than one hundred insurance companies participate in the workers’ compensation market. The insurance companies with which we compete vary by state and by the industries we target. We believe our competitive advantages include our efficient underwriting and claims management practices and systems and our A.M. Best rating of “A” (Excellent). In addition, we believe our lower processing costs allow us to competitively price our insurance products.

We believe the niche markets in the Specialty Risk and Extended Warranty sector in which we do business are less competitive than most other insurance sectors (including workers’ compensation insurance). We believe our Specialty Risk and Extended Warranty teams are recognized for their knowledge and expertise in the targeted markets. Nonetheless, we face significant competition, including several internationally well-known insurers that have significantly greater financial, marketing and management resources and experience than we have. We believe that our competitive advantages include our ownership of a U.S. warranty provider, which enables us to directly administer the business, the ability to provide technical assistance to non-affiliate warranty providers, experienced underwriting, resourceful claims management practices and good relations with warranty administrators in the European Union and in the United States.

Our Specialty Program Business segment employs a niche strategy of targeting smaller businesses, which helps to differentiate our offerings versus competitors. Most of our competing carriers pursue larger transactions. We do not compete for high exposure business and underwrite lower hazard classes of business where service and execution are the basis for attracting and retaining business as opposed to providing the lowest price. Our competitive A.M. Best rating and financial size allow us to compete favorably for target business.

Underwriting and Claims Management Philosophy

We believe that proactive and prompt claims management is essential to reducing losses and lowering loss adjustment expenses and enables us to more effectively and accurately measure reserves. To this end, we utilize our proprietary technology and extensive database of loss history in order to appropriately price and structure policies, maintain lower levels of loss, enhance our ability to accurately predict losses, and maintain lower claims costs than the industry as a whole. We believe a strong underwriting foundation is best accomplished through careful risk selection and continuous evaluation of underwriting guidelines relative to loss experience. We are committed to a consistent and thorough review of each new underwriting opportunity and our portfolio as a whole, and, where permissible and appropriate, we customize the terms, conditions and exclusions of our coverage in order to manage risk and enhance profitability.

Business Segments

Historically, we managed our business through three primary segments, Small Commercial Business, Specialty Risk and Extended Warranty and Specialty Program Business, which are based on the products we provide and the markets we serve. In March 2010, we formed a fourth segment, Personal Lines Reinsurance, effective with our entry into an agreement to reinsure 10% of the GMAC Insurance consumer property and casualty business acquired by American Capital Acquisition Corporation, or ACAC, from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation.

The following table provides our gross written premium by segment for the years ended December 31, 2011, 2010 and 2009:

(Amounts in Thousands)	2011	2010	2009
Small Commercial Business	$609,822	$465,951	$469,627
Specialty Risk and Extended Warranty	1,056,511	748,525	461,338
Specialty Program Business	381,541	264,051	267,981
Personal Lines Reinsurance	102,598	82,295	—
Total	$2,150,472	$1,560,822	$1,198,946

Additional financial information regarding our segments is presented in Note 24 “Segments” of the notes to our 2011 audited consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation to small businesses that operate in low and medium hazard classes, such as restaurants, retail stores and physicians and other professional offices and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $6,045. We are authorized to write our Small Commercial Business products in all 50 states. We distribute our policies through a network of over 7,200 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation, umbrella coverage. As of December 31, 2011, we employed approximately 115 underwriters in this segment.

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally does not fit the underwriting and profitability criteria of many of our competitors. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates. Our policy renewal rate on voluntary business (excluding assigned risk plans), which represented approximately 92% of the segment’s gross written premiums in 2011, was 82%, 82%, and 80% in 2011, 2010 and 2009, respectively.

Some of our commonly written small business risks include:

•	restaurants;
•	retail stores and strip malls;
•	physician and other professional offices;
•	building management-operations by owner or contractor;
•	private schools;
•	business traveler hotels/motels;
•	light manufacturing;
•	small grocery and specialty food stores;
•	light contracting, distributors; and
•	laundry/dry cleaners.

We are focused on continuing to broaden our market share by enhancing our current agent relationships as well as developing new agent relationships. Our technology platform and application system permits agents and brokers to easily determine in real-time if the risk and pricing parameters for a prospective workers’ compensation client meet our underwriting criteria and deliver an application for underwriting approval to us in a paperless environment. Our underwriting system will not allow business to be placed if it does not fit within our guidelines. These same types of efficiencies also exist for our commercial package product business. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions.

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

Our workers’ compensation claims adjusters have an average of 19 years of experience and have teams located in 11 different states. Each adjuster handles an average monthly pending caseload of approximately 113 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2011, approximately 76.0% of our Small Commercial Business workers’ compensation claims were only for medical expenses with 24.0% of claims for medical expenses and lost wages compared with 75.9% and 24.1%, respectively, in 2010.

As of December 31, 2011, approximately 1.2% of the 9,462 Small Commercial Business workers’ compensation claims reported for accident year 2006 were open, 1.4% of the 12,038 claims reported for accident year 2007 were open, 2.6% of the 11,894 claims reported for accident year 2008 were open, 6.1% of the 16,048 claims reported for accident year 2009 were open 10.8% of the 18,358 claims reported for accident year 2010 were open and 44.9% of the 19,818 claims reported for accident year 2011 were open.

We maintain Small Commercial Business property and casualty claims operations in several of our domestic offices and the commercial package claims operation is separated into four processing units: casualty, property, cost-containment/recovery and a fast-track physical damage unit. As of December 31, 2011, we employed 32 property and casualty claim adjusters. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 124 claims.

As of December 31, 2011, our Small Commercial Business property and casualty claims were approximately 54% automobile and 22% property and inland marine with the remaining 24% involving general liability and umbrella losses compared to 47%, 21% and 32%, respectively, in 2010. At the end of 2011, 24% of the 2,841 claims features reported in accident year 2011 remained open, while 5% and 2% of the 3,061 claims and 5,065 claims from 2010 and 2009, respectively, remained open.

Our Small Commercial Business property and casualty claims adjusters have an average of 20 years of experience. Supervision of the adjusters is performed by our internal claims management, comprised of a staff that has an average of over 27 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

In addition to growing organically, we have further enhanced our marketing and customer liaison capabilities for small-business workers’ compensation and property and casualty insurance by acquiring distribution networks and renewal rights from companies that have long-standing, established agent relationships, underwriting and claims management expertise, and/or infrastructure to provide additional support to our platform. These transactions have also enabled us to further expand our geographic reach and offer additional products.

Specialty Risk and Extended Warranty

In our Specialty Risk and Extended Warranty segment we provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability. In 2011, we opened branch offices in Italy and Spain to support our European specialty risk business. Our model is focused on developing coverage plans by evaluating and analyzing historical product and industry data to establish appropriate pricing and contract terms and enhancing the profitability of the plans by limiting the frequency and severity of losses while delivering superior customer service. We believe that our proprietary technology platform and strong industry expertise provide us a competitive advantage. We carefully select administrators with extensive industry knowledge and target industries and coverage plans that have demonstrated consistently favorable loss experience. Additionally, we utilize extensive historical claims data and detailed actuarial analysis to ensure our ability to more accurately forecast the frequency and severity of losses and draft restrictive, risk-specific coverage terms with clearly identified coverage restrictions to further reduce the level of losses. Our efficient and proactive claims management process enables us to ensure superior customer service, and if necessary, proactively adjust our premiums based on changes in actual loss experience. Our specialty risk business primarily covers the following risks:

•	legal expenses in the event of unsuccessful litigation;
•	property damage for residential properties;
•	home emergency repairs caused by incidents affecting systems, such as plumbing, wiring or central heating;
•	latent defects that materialize on real estate property after building or completion;
•	creditor default to insureds if they become unable to meet financial obligations under finance contracts;

•	guaranteed asset protection (“GAP”) to cover the difference between an insurer’s settlement and the asset value in the event of a total loss; and
•	general liability, employers’ liability, public liability, negligence of advisors and liability of health care providers and medical facilities.

Our extended warranty business covers selected consumer and commercial goods and other risks, including:

•	personal computers;
•	consumer electronics, such as televisions and home theater components;
•	consumer appliances, such as refrigerators and washing machines;
•	automobiles (excluding liability coverage);
•	furniture; and
•	heavy equipment.

We also serve as a third party administrator to provide claims handling and call center services to the consumer products and automotive industries in the U.S. and Canada.

In connection with our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one month to 120 months depending on the type of product. The weighted average term of the portfolio is 23 months. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services in the United States.

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

In 2011, approximately 68% of gross written premium for this segment originated internationally, while 32% originated in the United States.

Specialty Program

Our Specialty Program segment provides workers’ compensation, package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies whose business model and risk profile generally requires in-depth knowledge of a specific industry or sector focus in order to appropriately evaluate, price and manage the coverage risk. The type of risk covered by this segment is similar to the type of risk in Small Commercial Business but also covers, to a small extent, certain higher risk businesses. We partner with managing general agents and other wholesale agents and claims administrators who have a strong track record and history underwriting certain types of risk and who, subject to our underwriting standards, originate and assist in managing a book of business and generally share in the portfolio risk. Our products and underwriting criteria often entail customized coverage, loss control and claims services as well as risk sharing mechanisms. The coverage is offered through accounts with various agents to multiple insureds.

Policyholders in this segment primarily include the following types of industries:

•	public entities;
•	retail;
•	wholesale;
•	service operations;
•	artisan contracting;
•	trucking;
•	light and medium manufacturing;
•	habitational; and
•	professional employer organizations.

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

As of December 31, 2011, we underwrote 49 programs through 34 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 37%, 40% and 38% of this business in 2011, 2010 and 2009, respectively. The general liability and commercial auto lines combined comprised approximately 53%, 48% and 50% of this business in 2011, 2010 and 2009, respectively.

Personal Lines Reinsurance

We formed the Personal Lines Reinsurance Segment in connection with the Personal Lines Quota Share entered into in connection with the acquisition of GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”) during March 2010, as described below under “Acquisitions and Strategic Investments — Investment in ACAC.” We reinsure 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, GMACI’s lead insurance company on behalf of all GMACI’s statutory insurance companies (“the GMACI Insurers”), as cedents, and the Company, American Capital Partners Re, Ltd., a Bermuda reinsurer and Maiden Insurance Company, Ltd., as reinsurers. We have a 20% participation in the Personal Lines Quota Share, by which we receive 10% of the net premiums of the personal lines business. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, will receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Personal Lines Quota Share has an initial term of three years and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. As result of this agreement, we assumed $102.6 million of business from the GMACI Insurers during the year end December 31, 2011.

Distribution

We market our Small Commercial Business products and Specialty Risk and Extended Warranty products through unaffiliated third parties that typically charge us a commission. In the case of our Specialty Risk and Extended Warranty segment, in lieu of a commission, these third parties often charge an administrative fee, based on the policy amount, to the manufacturer or retailer that offers the extended warranty or accidental damage coverage plan. Accordingly, the success of our business is dependent upon our ability to motivate these third parties to sell our products and support them in their sales efforts. The Specialty Program business is distributed through a limited number of qualified general and wholesale agents who charge us a commission. We restrict our agent network to experienced, professional agents that have the requisite licensing to conduct business with us. We incentivize the sales organizations through profit sharing arrangements to assure the profitability of the business written.

Geographic Diversity

Of our eleven Insurance Subsidiaries, those domiciled in the United States are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance in 50 states and the District of Columbia, and in the year ended December 31, 2011, we wrote commercial property and casualty in 49 states and the District of Columbia.

The table below identifies, for the year ended December 31, 2011, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended December 31, 2010 and 2009.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2011	2010	2009
New York	15.1%	18.6%	20.8%
Florida	12.1	12.4	13.4
California	11.9	2.2	0.7
Illinois	8.5	9.2	9.4
New Jersey	6.1	6.6	6.9
Georgia	5.8	5.9	4.4
Texas	4.8	7.0	9.6
Pennsylvania	4.5	4.3	3.3
Massachusetts	3.6	2.2	2.1
Kansas	2.3	2.6	0.4
All Other States and the District of Columbia	25.3	29.0	29.0
	100.0	100.0	100.0

(1)	Direct premiums consist of gross premiums written other than premiums assumed.

Through the Insurance Subsidiaries, we are licensed to provide specialty risk and extended warranty coverage in 50 states and the District of Columbia, and in Ireland and the United Kingdom, and pursuant to European Union law, certain other European Union member states.

Based on coverage plans written or renewed in 2011, 2010 and 2009, the European Union accounted for approximately 68%, 72% and 53%, respectively, of our Specialty Risk and Extended Warranty business and in 2011, the United Kingdom, Italy and France accounted for approximately 39%, 35% and 7%, respectively, of our European Specialty Risk and Extended Warranty business.

The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2011.

Percentage of Specialty Risk and Extended Warranty Direct Gross Written Premiums by Country(2)

	Year Ended December 31,
Country	2011	2010	2009
United States	32%	28%	47%
United Kingdom	26	27	27
Italy	24	25	8
France	5	7	7
Norway	4	4	5
Other	9	9	6
Total	100	100	100

(2)	Direct premiums consist of gross premiums written other than premiums assumed.

The table below shows the distribution by state of our direct written premiums in our Specialty Program segment.

Percentage of Specialty Program Direct Gross Written Premiums by State(3)

	Year Ended December 31,
State	2011	2010	2009
New York	37%	46%	45%
California	25	6	4
New Jersey	6	6	7
North Carolina	3	7	6
Georgia	3	4	2
Florida	3	2	3
Louisiana	3	2	1
Pennsylvania	2	4	5
Tennessee	2	4	3
Michigan	2	1	1
All other States and the District of Columbia	14	18	23
Total	100	100	100

(3)	Direct premiums consist of gross premiums written other than premiums assumed.

Acquisitions and Strategic Investments

We have grown at an above-industry average rate through a combination of organic growth and strategic acquisitions. We have balanced our opportunistic acquisition strategy with a conservative approach to risk. Historically, in most of our acquisitions, we accomplish this balance of growth and risk management by acquiring the right to renew a target company’s business as opposed to purchasing the entire business. We purchase access to the seller’s distribution networks, the right to hire certain of the seller’s employees, non-competition covenants and the right, but not the obligation, to offer insurance coverage to a defined group of the seller’s current policyholders when the current in-force policies expire. Our ability to renew policies is subject to our ability to retain the relationships that the seller established with its distribution network. We are able to retain the business by providing comprehensive products issued by our highly-rated and well-financed organization. In addition, we provide appropriate pricing and dedicated customer service. We typically pay the seller a combination of an initial purchase price and a percentage of the premiums we receive on business that we successfully renew for a specified period. In a majority of our completed acquisitions, the cost of each transaction is ultimately based on the amount of business we renew. We believe these transactions are generally more cost effective than traditional types of acquisitions.

We will continue to evaluate the acquisition of distribution networks and renewal rights, stock purchases and other alternative types of transactions as they present themselves. We believe these types of transactions can be accretive to earnings and return on equity. The following is a summary of our major acquisition and strategic investment activity during 2010 and 2011.

AHL

During 2011 and 2010, AmTrust Holdings Luxembourg S.A.R.L (“AHL”) (formerly called AmTrust Captive Holdings Limited) completed a series of acquisitions described below. AHL is a holding company that purchases Luxembourg captive insurance entities that allows us to obtain the benefit of the captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries. AHL is included in our Specialty Risk and Extended Warranty segment.

In December 2011, AHL acquired all the issued and outstanding stock of Reaal Reassurantie S.A., a Luxembourg domiciled captive insurance company, from SNS REAAL N.V. and REAAL N.V. The purchase price of Reaal Reassurantie S.A. was approximately $72 million. We recorded approximately $79 million of cash, intangible assets of $15 million and a deferred tax liability of $22 million. Reaal Reassurantie S.A. subsequently changed its name to AmTrust Re Kappa.

In December 2011, AHL acquired all the issued and outstanding stock of Vandermoortele International Reinsurance Company SA, a Luxembourg domiciled captive insurance company, from NV Vandermoortele, Vandemoortele International Finance SA and NV Safinco. The purchase price of Vandermoortele International Reinsurance Company SA was approximately $66 million. We recorded approximately $71 million of cash, intangible assets of $11 million and a deferred tax liability of $16 million. Vandermoortele International Reinsurance Company S.A. subsequently changed its name to AmTrust Re Zeta.

In June 2011, AHL acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315 million. We recorded approximately $347 million of cash, intangible assets of $56 million and a deferred tax liability of $88 million. ICM Re subsequently changed its name to AmTrust Re Alpha.

In May 2010, AHL acquired all the issued and outstanding stock of Euro International Reinsurance S.A., a Luxembourg domiciled captive insurance company, from TALANX AG. The purchase price of Euro International Reinsurance S.A. was approximately $58 million. We recorded approximately $66 million of cash, intangible assets of $9 million and a deferred tax liability of $16 million. Euro International Reinsurance S.A. subsequently was merged into AmTrust Re 2007.

We have classified the intangible assets as contractual use rights and they will be amortized based on the actual use of the related equalization reserves.

Cardinal Comp

In September 2008, we entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”), a workers’ compensation managing general agent for which we paid the agency a commission for the placement of insurance policies. The agency operated in eight states and primarily in the state of New York. In September 2011, through one of our subsidiaries, we entered into a renewal rights and asset purchase agreement with Cardinal Comp and Cook Inlet Alternative Risk LLC. The purchase price was approximately $30.4 million. The existing managing general agency agreement entered into in 2008 was terminated as part of the new agreement and will enable us to reduce commissions on written premium generated from the renewal rights agreement. In accordance with FASB ASC 805-10 Business Combinations, we recorded a purchase price of $30.4 million, consisting primarily of goodwill and intangible assets which consisted of distribution networks, renewal rights and a trademark. The intangible assets have a life of between two and 16 years and are included as a component of our Small Commercial Business segment.

Majestic

One of our subsidiaries and the Insurance Commissioner of the State of California, acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which we acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). On July 1, 2011, through one of our subsidiaries, we entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $331.7 million on a gross basis (approximately $183.5 million on a net basis), without any aggregate limit, and certain contracts related to Majestic’s workers’ compensation business, including leases for Majestic’s California office space. In addition, we assumed 100% of the unearned premium reserve of approximately $26.0 million on all in-force Majestic policies. In connection with this transaction, we received approximately $224.5 million of cash and investments, which included $26.0 million for a reserve deficiency and also included the assignment of Majestic’s reinsurance recoverables of approximately $51.7 million. The Reinsurance Agreement also contains a profit sharing provision whereby we pay Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by us in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less. The insurance premiums, which are included in our Small Commercial Business segment, have been recorded since the acquisition date and were approximately $42.9 million for the year ended December 31, 2011.

We have completed our purchase price accounting related to the Reinsurance Agreement and, in accordance with ASC 944-805 Business Combinations, we are required to adjust to fair value Majestic’s loss and loss adjustment expense (“LAE”) reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. We determined the fair value of the loss reserves to be $328.9 million. Accordingly, the amortization will be recorded as an expense on our income statement until fully amortized.

In consideration for our assumption of (i) Majestic’s losses and loss adjustment expenses under its workers’ compensation insurance policies pursuant to the Reinsurance Agreement and (ii) Majestic’s leases for its California offices, pursuant to the Purchase Agreement, we acquired the right to offer, quote and solicit the renewals of in-force workers’ compensation policies written by Majestic, certain assets required to conduct such business, including intellectual property and information technology, certain fixed assets, and the right to offer employment to Majestic’s California-based employees.

As a result of entering into the Purchase Agreement, in accordance with FASB ASC 805 Business Combinations we recorded $3.9 million of intangible assets related to distribution networks and trademarks. The distribution networks have a life of 13 years and the trademarks have a life of two years. Additionally, we recorded a liability for approximately $0.4 million related to an unfavorable lease assumed in the transaction and a liability for approximately $0.8 million related to the above mentioned profit sharing provision.

BTIS

In December 2011, we acquired the California-based Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”), an insurance wholesaler and general agent specializing in insurance policies and bonds for small artisan contractors. Our initial purchase price was $5.0 million, which does not include potential incentives to the sellers based on future profitability of the business. The transaction did not have a material impact on our results of operations or financial condition in 2011.

Warrantech

In August 2010, through our wholly-owned subsidiary AMT Warranty Corp., we acquired 100% of the issued and outstanding capital stock of Warrantech Corporation (“Warrantech”) from WT Acquisition Holdings, LLC for approximately $7.5 million in cash and an earnout payment to the sellers of a minimum of $2.0 million and a maximum and $3.0 million based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013. Prior to the acquisition, we had a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC and a $20.0 million senior secured note due January 31, 2012 issued to us by Warrantech. Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in principal amount equal to the interest not paid in cash on such date.

Immediately prior to the consummation of this transaction, WT Acquisition Holdings, LLC redeemed our preferred units that had represented our 27% equity interest in that entity. In addition, immediately following the transaction, AMT Warranty Corp. was recapitalized and we contributed our note receivable from Warrantech in the approximate amount of $24.1 million to AMT Warranty Corp. in exchange for Series A preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), of AMT Warranty Corp. valued at $24.1 million. We also received additional shares of Series A Preferred Stock such that the total value of our 100% preferred share ownership in AMT Warranty Corp. is equivalent to $50.7 million. Lastly, AMT Warranty Corp. issued 20% of its issued and outstanding common stock to the Chairman of Warrantech, which had a fair value of $6.9 million as determined using both a market and an income approach. Given our preference position, absent our waiver, we will be paid distributions on our Series A Preferred Stock before any common shareholder would be entitled to a distribution on the common stock.

As a result, the ultimate acquisition price of Warrantech was $48.9 million and we recorded goodwill and intangible assets of approximately $69.7 million and $29.6 million, respectively. We incurred less than $0.1 million of costs related to the acquisition. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The results of operations from Warrantech, which are included in our Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $52.8 million and $17.4 million for the years ended December 31, 2011 and 2010, respectively.

Risk Services

During June 2010, we completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”). The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC. The Risk Services entities have offices in Florida, Vermont and the District of Columbia and are broadly licensed.

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

In accordance with FASB ASC 805, Business Combinations, our total consideration paid for Risk Services was $11.7 million, which included cash of $11.1 million and a value of $0.6 million that was assigned for the redeemable non-controlling interest. We assigned a value of approximately $5.0 million to intangible assets and $5.0 million to goodwill. The intangible assets consisted of tradenames, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years. The results of operations from Risk Services, which are included in our Small Commercial Business segment as a component of service and fee income, have been included since the acquisition date and were approximately $7.3 million and $7.4 million for the years ended December 31, 2011 and 2010, respectively.

Investment in ACAC

During 2010, we completed our strategic investment in American Capital Acquisition Corporation (“ACAC”). We formed ACAC with The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverage includes standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of approximately $53.0 million, which was equal to 25% of the capital initially required by ACAC, 53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of our appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including our appointees).

We, the Trust and Michael Karfunkel, individually, each will be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, which are payable, annually on March 1 through March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. Our proportionate share of such deferred payments will not exceed $15.0 million. In addition, in connection with our investment, ACAC will grant us a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded $7.9 million and $25.3 million of income during the years ended December 31, 2011 and 2010, respectively related to our equity investment in ACAC.

Personal Lines Quota Share

We, effective March 1, 2010, reinsure 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. We have a 20% participation in the Personal Lines Quota Share, by which we receive 10% of the net premiums of the personal lines business and assume 10% of the related net losses. The Personal Lines Quota Share has an initial term of three years and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5%

of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to Technology Insurance Company, Inc. (“TIC”), one of our wholly-owned subsidiaries, to $121 million during calendar year 2011 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, we assumed $102.6 million and $82.3 million of business from the GMACI Insurers during the years ended December 31, 2011 and 2010, respectively.

Information Technology Services Agreement

We provide ACAC and its affiliates information technology development services in connection with the development of a policy management system at a price of cost plus 20% pursuant to a Master Services Agreement with GMAC Insurance Management Corporation, a wholly-owned subsidiary of ACAC. In addition, as consideration for a license for ACAC and its affiliates to use that system, we receive a license fee in the amount of 1.25% of gross premiums of ACAC and its affiliates plus our costs for support services. We recorded approximately $4.0 million and $2.0 million of fee income for the years ended December 31, 2011 and 2010, respectively, related to this agreement.

Asset Management Agreement

We manage the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We currently manage approximately $700 million as of December 31, 2011. As a result of this agreement, we earned approximately $1.6 million and $1.5 million of investment management fees for the years ended December 31, 2011 and 2010, respectively.

As a result of the above service agreements with ACAC, we recorded fees totaling approximately $5.6 million and $3.5 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $1.1 million.

Life Settlement Contracts

A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, LTD., an entity controlled by Michael Karfunkel, for the purposes of acquiring additional life settlement contracts. We have a fifty percent ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). Tiger may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. Under the terms of an agreement for Tiger, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide for certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with our 21.25% ownership percentage of ACAC, we ultimately receive 60.6% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by- instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. We determine fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.

Total capital contributions of $43 million and $22 million were made to the LSC entities during the years ended December 31, 2011 and 2010, respectively, for which we contributed our fifty percent ownership share of approximately $21.5 million and $11 million in those same periods. The LSC entities used a majority of the contributed capital to acquire certain life insurance policies of approximately $26.4 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively. Our investments in life settlements and cash value loans were approximately $136.8 million and $31.5 million as of December 31, 2011 and 2010, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded other income for the years ended December 31, 2011 and 2010 of approximately $46.9 million and $11.9 million, respectively, related to the life settlement contracts.

Reinsurance

Reinsurance is a transaction between insurance companies in which the original insurer, or ceding company, remits a portion of its policy premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the insured policies’ risk. Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company. Under these “quota share reinsurance” arrangements, the ceding company transfers, or cedes, a percentage of the risk under each policy within the covered class or classes of business to the reinsurer and recovers the same percentage of the ceded loss and loss adjustment expenses. The ceding company pays the reinsurer the same percentage of the insurance premium on the ceded policies, less a ceding commission. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention,” in return for a premium, usually determined as a percentage of the ceding company’s insurance premiums for the covered class or classes of business. This arrangement is known as “excess of loss reinsurance.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism, which would otherwise cause sudden and unpredictable changes in net income and the capital of our Insurance Subsidiaries. Premium for excess reinsurance is negotiated based on risk characteristics and market competition. We do not typically receive commission for ceding business under excess of loss or catastrophe reinsurance agreements.

We believe reinsurance is a valuable tool that we use to appropriately manage the risk inherent in our insurance portfolio as well as to enable us to reduce earnings volatility and generate stronger returns. We also utilize reinsurance agreements to increase our capacity to write a greater amount of profitable business. Our Insurance Subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) at the time we enter into our reinsurance agreements. We also enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. All of our captive reinsurance arrangements are fully secured.

The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Insurance Company Ltd. (“Maiden Insurance”), see “Reinsurance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

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

As of December 31, 2011, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $596.5 million, of which $25.5 million was reserves resulting from our participation in mandatory pooling arrangements, as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

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

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by our monthly factors as of December 31, 2011:

(Amounts in Millions)	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$950.6	$25.5	$976.1
Gross reserve	1,116.7	25.5	1,142.2
Higher estimate	1,208.5	25.5	1,234.0
Net Workers’ Compensation Reserves:
Lower estimate	$486.1	$25.5	$511.6
Net reserve	571.0	25.5	596.5
Higher estimate	617.9	25.5	643.4

The higher estimate would increase net reserves by $46.9 million and reduce net income and stockholders’ equity by $30.5 million. The lower net estimate would decrease net reserves by $84.9 million and increase net income and stockholders equity by $55.2 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments made.

In 2009, our liabilities for unpaid losses and loss adjustment expenses (“LAE”) attributable to prior years decreased by $4.8 million as result of favorable development in the Small Commercial Business segment, partially offset by unfavorable development from our mandatory participation in assigned risk reinsurance pools. In 2010, our liabilities for unpaid losses and LAE attributable to prior years increased by $7.9 million as result of unfavorable loss development in our Specialty Program segment. In 2011, our liabilities for unpaid losses and LAE attributable to prior years increased by $12.5 million as result of unfavorable loss development, in its Specialty Program segment due to higher actuarial estimates based on actual losses. We do not anticipate that we will make any material reserve adjustments but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves.

Specialty Risk and Extended Warranty

Specialty Risk and Extended Warranty claims are usually paid quickly, development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, which refers to amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2011 and 2010 for our Specialty Risk and Extended Warranty segment was $52.9 million and $15.6 million, respectively. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2011 and 2010 were $121.8 million and $52.9 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2011 of $6.1 million before tax and $4.0 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $6.1 million before tax and $4.0 million after tax.

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

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2011 and 2010 for our Specialty Risk and Extended Warranty segment was $492.2 million and $324.3 million, respectively. Although we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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

In the second quarter of 2008, we acquired retail commercial package business in connection with our acquisition of a subsidiary of Unitrin, Inc. (“UBI”). We were able to access UBI’s historical loss data for analysis of that business. Additionally, the claims adjusting have remained stable. As such, it has allowed us to start developing our own development patterns without the use of industry factors. Similar methods involved in determining reserves are consistent as described above for other property and casualty business.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2011, 2010 and 2009, reflecting changes in losses incurred and paid losses:

(Amounts in Thousands)	2011	2010	2009
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,263,537	$1,091,944	$1,014,059
Less: Reinsurance recoverables at beginning of year	670,877	561,874	504,404
Net balance, beginning of year	592,660	530,070	509,655
Incurred related to:
Current year	665,812	463,535	332,598
Prior year	12,521	7,946	(4,827)
Total incurred losses during the year	678,333	471,481	327,771
Paid losses and LAE related to:
Current year	(390,267)	(222,593)	(203,210)
Prior year	(179,721)	(187,012)	(109,872)
Total payments for losses and LAE	(569,988)	(409,605)	(313,082)
Commuted loss reserves	—	1,350	4,612
Net balance, December 31	701,005	593,296	528,956
Acquired outstanding loss and loss adjustment reserve	209,651	—	—
Effect of foreign exchange rates	(3,873)	(636)	1,114
Plus reinsurance recoverables at end of year	972,392	670,877	561,874
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,879,175	$1,263,537	$1,091,944
Gross loss reserves by segment:
Small Commercial Business	$1,163,618	$766,998	$763,143
Specialty Risk and Extended Warranty	323,900	167,517	121,869
Specialty Program	368,358	318,187	206,932
Personal Lines Reinsurance	23,299	10,835	—
	$1,879,175	$1,263,537	$1,091,944

For the years ended December 31, 2011, 2010 and 2009, our gross reserves for loss and loss adjustment expenses were $1,879.2 million, $1,263.5 million, and $1,091.9 million, of which our IBNR reserves constituted 40.3%, 45.1% and 50.7%, respectively. For the years 2010 and 2009, we commuted certain loss reserves related to workers’ compensation that were included in ceded reinsurance treaties. These commutations had no material effect on net earnings.

Loss Development

The table below shows the net loss development for business written each year from 2001 through 2011. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a general accepted accounting principles (“GAAP”) basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2011, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

The period prior to 2001 relates primarily to business written prior to our acquisition of TIC and Rochdale Insurance Company (“RIC”). Therefore, the high redundancies in these periods were attributable primarily to the runoff of these closed books of business.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
(Amounts in Thousands)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$10,906	$13,402	$33,396	$84,919	$150,340	$251,678	$517,365	$509,655	$530,070	$592,660	$906,783
Net reserve estimated as of
One year later	9,815	13,771	36,812	83,957	150,854	253,767	516,821	504,828	538,016	605,181
Two years later	10,034	13,804	37,954	83,293	150,516	215,465	519,346	490,379	540,927
Three years later	10,797	10,175	35,056	82,906	122,601	221,362	518,877	491,706
Four years later	10,797	11,179	34,844	70,146	120,975	220,505	515,166
Five years later	9,336	10,524	27,992	71,012	121,716	216,553
Six years later	9,179	9,089	28,069	70,078	120,535
Seven years later	9,005	9,914	28,211	69,456
Eight years later	9,444	9,909	27,911
Nine years later	9,439	9,966
Ten years later	9,582
Net cumulative redundancy (deficiency)	1,324	3,436	5,485	15,463	29,805	35,125	2,199	17,949	(10,857)	(12,521)

	Year Ended December 31,
(Amounts in Thousands)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	$971	$1,904	$5,079	$14,436	$24,050	$38,010	$113,567	$109,872	$188,739	$179,721	$
Two years later	1,187	2,328	10,198	25,113	35,894	70,406	159,874	193,182	279,540
Three years later	1,439	2,877	13,043	33,049	48,804	91,914	199,876	239,340
Four years later	1,439	3,493	14,768	38,443	54,444	105,598	216,255
Five years later	1,526	3,670	16,942	41,830	58,407	110,382
Six years later	1,529	4,666	17,916	43,417	59,336
Seven years later	2,411	5,169	18,384	43,869
Eight years later	2,855	5,238	18,516
Nine years later	2,857	5,297
Ten years later	2,919
Net reserve – December 31,	10,906	13,402	33,396	84,919	150,340	251,678	517,365	509,655	530,070	592,660		906,783
Reinsurance Recoverable	1,742	4,078	3,529	14,445	17,667	44,127	258,027	504,404	561,874	670,877		972,392
Gross reserves – December 31,	12,648	17,480	36,925	99,364	168,007	295,805	775,392	1,014,059	1,091,944	1,263,537		1,879,175
Net re-estimated reserve	9,582	9,966	27,911	69,456	120,535	216,553	515,166	491,706	540,927	605,181
Re-estimated reinsurance recoverable	—	3,032	2,949	11,815	14,165	37,968	256,930	486,639	573,383	685,050
Gross re-estimated reserve	9,582	12,998	30,860	81,271	134,700	254,521	772,096	978,345	1,114,310	1,290,231
Gross cumulative redundancy (deficiency)	3,066	4,482	6,065	18,093	33,307	41,284	3,296	35,714	(22,366)	(26,694)

Investments

Our investment portfolio, excluding our life settlement contracts and other investments, is summarized in the table below by type of investment.

	December 31, 2011		December 31, 2010
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$421,837	21.3%	$201,949	13.8%
Short-term investments	128,565	6.5	32,137	2.2
U.S. treasury securities	53,274	2.7	82,447	5.6
U.S. government agencies	6,790	0.3	7,162	0.5
Municipals	275,017	13.9	66,676	4.6
Commercial mortgage back securities	150	—	2,076	0.1
Residential mortgage backed securities – primarily agency backed	371,664	18.8	554,689	38.0
Asset backed securities	—	—	2,687	0.2
Corporate bonds	687,348	34.7	493,076	33.8
Preferred stocks	4,314	0.2	7,037	0.5
Common stocks	31,286	1.6	10,375	0.7
	$1,980,245	100.0%	$1,460,311	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2011 and 2010 as rated by Standard and Poor’s.

	2011	2010
U.S. Treasury	3.2%	2.5%
AAA	12.5	55.3
AA	39.7	4.6
A	23.0	20.8
BBB, BBB+, BBB-	20.1	13.2
BB, BB+, BB-	0.8	2.7
B, B+, B-,	0.4	0.1
Other (includes securities rated CC, CCC, CCC- and D)	0.3	0.8
Total	100.0%	100.0%

The decrease in the percentage of our fixed maturity securities we owned having a credit quality of AAA in 2010 to 2011 was due to the downgrading of the U.S. credit rating to AA+ in 2011 by Standard & Poor’s.

Our equity investments, which constitute approximately 2% of our investment portfolio, typically consist of small capitalized companies with an average market capitalization of approximately $400 million, most without widespread distribution or trading of shares. We have invested in securities in which we believe true value is not properly reflected in the market price and where a catalyst, or event, will send the market price toward our estimate of true value. We typically have a holding period of 36 months for our equity securities. This catalyst, in many instances, takes up to 24 months to occur. Sometimes, a catalyst that does not occur soon after our initial investment requires the passage of another operating cycle, and the 24 month time frame allows for these types of situations. These equity securities tend to be relatively unknown stocks that have less trading volume than well-known or larger capitalized stocks and can, therefore, experience significant price fluctuations without fundamental reasons. These price fluctuations can be large on a percentage basis because many stocks in this category are also low-priced stocks that are often distressed or in a turnaround phase. We believe that in down markets, equity securities with lower turnover are more heavily penalized by the market, even when the underlying fundamentals of the security have held up. Therefore, we believe, and our experience bears out, that, for investments in small cap stocks, an unrealized loss of 35% or less is not necessarily indicative of a fundamental problem with the issuer. Prices of lower turnover stocks can also react significantly to a catalyst or an event that causes market participants to take an interest. When the market participants’ interest increases in an equity security, causing trading volume and market bid to increase, we typically seek to exit these positions. For these reasons, we generally consider certain equity investments to be other than temporarily impaired when the investment is in an unrealized loss position in excess of 35% of cost basis for greater than 24 months.

We generally purchase life insurance policies through secondary market transactions. The policies we purchased are universal life insurance policies issued by rated life insurance companies. Before we purchase a life settlement contract, we conduct a rigorous underwriting review that includes obtaining life expectancy estimates on individual insureds from actuaries. The price we are willing to pay for a policy is primarily a function of: (i) the policy’s face value; (ii) the expected actuarial mortality of the insured; (iii) the premiums expected to be paid over the life of the insured; and (iv) market competition from other purchasers. We seek to earn profits by purchasing policies at discounts to the face value of the insurance benefit. The discounts at which we purchase are expected to exceed the costs necessary to pay premiums and financing and servicing costs through the date of the insured’s mortality.

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

Bermuda

Bermuda currently does not impose any income, corporation or profits tax, withholding tax, capital gains tax or capital transfer tax on any of our Bermuda subsidiaries, or any estate duty or inheritance tax applicable to shares of any of our Bermuda subsidiaries (except in the case of shareholders resident in Bermuda). Except as set out in the following paragraph, no assurance can be given that our Bermuda subsidiaries will not be subject to any such tax in the future.

All of our Bermuda subsidiaries have received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to these Bermuda subsidiaries or to any of their operations, shares, debentures or obligations until March 31, 2035; provided that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by our Bermuda subsidiaries in respect of real property or leasehold interests in Bermuda held by them. No assurance can be given that our Bermuda subsidiaries will not be subject to any such tax after March 31, 2035.

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

As long as our principal class of common stock is listed on a recognized stock exchange in an EU member state or country with which Ireland has a tax treaty, and provided that such shares are substantially and regularly traded on that exchange, Irish dividend withholding tax will not apply to dividends and other distributions paid by AIU to AmTrust International Insurance, Ltd. (“AII”), provided that AII makes an appropriate declaration, in prescribed form, to AIU before the dividend is paid.

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

This tax applies to a premium in respect of a policy where the risk is located in Ireland. Legislation provides that risk is located in Ireland:

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

AIU transferred its 50% interest in Tiger Capital, LLC to AII on December 31, 2011. Irish tax regulators provide for a capital gains tax exemption for companies on the disposal of certain shareholdings. We believe that the capital gains tax exemption applies to AIU’s transfer of its interest in Tiger Capital, LLC.

Luxembourg

AHL, a Luxembourg holding company, is owned by AII, our Bermuda insurance company. AHL owns all of the issued and outstanding stock of five Luxembourg-domiciled captive insurance companies that had accumulated equalization reserves, which are catastrophe reserves in excess of required reserves that are determined by a formula based on the volatility of the business reinsured. Because AII is an insurance company with the ability to cede losses, the captives are well-positioned to utilize their equalization reserves. Luxembourg does not impose any income, corporation or profits tax on AHL provided sufficient losses cause the equalization reserves to be exhausted. However, if the captives cease to write business or are unable to utilize their equalization reserves, they will ultimately recognize income that will be taxed by Luxembourg at a rate of approximately 30%.

For U.S. federal income tax purposes, AHL is a controlled foreign corporation and its taxable income, if any, will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Luxembourg tax paid on such income.

United Kingdom

AmTrust Europe, Ltd., (“AEL”) a company incorporated in the United Kingdom, is managed and controlled in the U.K. and, therefore, is treated as a resident in the U.K. for British tax purposes and subject to British corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by AEL will be subject to British corporation tax at the rate of 26%. For U.S. federal income tax purposes, AEL is a controlled foreign corporation and its income generally will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any British tax paid on such income.

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

Ratings

Each of our Insurance Subsidiaries was assigned a letter rating of “A” (Excellent) by A.M. Best in 2010, which was reaffirmed in 2011. An “A” rating is the 3rd highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.

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

United States

We have eight operating insurance subsidiaries domiciled in the United States: RIC, TIC, Wesco Insurance Company (“WIC”), Associated Industries Insurance Company (“AIIC”), Milwaukee Casualty Insurance Co. (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and AmTrust Lloyd’s Insurance Company of Texas (“ALIC”) (the “U.S. Insurance Subsidiaries”).

Holding Company Regulation

Nearly all states have enacted legislation that regulates insurance holding company systems. We qualify as a holding company system under such regulations. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and periodically furnish information concerning its operations and transactions, particularly with other companies within the holding company system that may materially affect its operations, management or financial condition.

These laws require disclosure of material transactions within the holding company system as well as prior notice of or approval for certain transactions, including, among other things, (a) the payment of certain dividends, (b) cost sharing agreements, (c) intercompany agency, service or management agreements, (d) acquisition or divestment of control of or merger with domestic insurers, (e) sales, purchases, exchanges, loans or extensions of credit, guarantees or investments if such transactions are equal to or exceed certain thresholds, and (f) reinsurance agreements. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Change of Control

The insurance holding company laws of nearly all states require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance departments of a change of control of certain non-domestic insurance companies licensed in those states, as well as post-notification of a change of control of certain agencies and third party administrators.

Any future transactions that would constitute a change of control, including a change of control of AmTrust and/or any of our U.S. Insurance Subsidiaries, would generally require the party acquiring or divesting control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of its insurance business within such state) and may also require pre-notification in certain states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AmTrust, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they are authorized to conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to (a) grant and revoke licenses to transact business, including individual lines of authority, (b) set the standards of solvency to be met and maintained, (c) determine the nature of, and limitations on, investments and dividends, (d) approve policy rules, rates and forms prior to issuance and (e) regulate and conduct specific examinations regarding marketing, unfair trade, claims and fraud prevention and investigation practices. In particular, the U.S. Insurance Subsidiaries’ commercial policy rates and forms, including workers’ compensation policies, are closely regulated in all states. Workers’ compensation insurers are also subject to regulation by the specific workers’ compensation regulators in the states in which they provide such insurance.

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

Insurance agencies, producers, third party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Certain of our subsidiaries, including AmTrust North America, Inc. (“ANA”), AmTrust North America of Florida, Inc. (“ANAFLA”), AMT Warranty Corp., AmTrust E&S Insurance Services, Inc., Builders & Tradesmen’s Insurance Services, Inc., IGI Underwriting Agency, Inc., Risk Services, LLC and Warrantech Corporation are subject to licensing requirements and regulation by insurance regulators in various states.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). In December 2010, the NAIC adopted amendments to the Model Insurance

Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which our U.S. Insurance Companies are domiciled, for the new requirements to apply to us. Certain states have adopted some or all of these changes (Texas, Rhode Island and West Virginia adopted in 2011, while Indiana adopted portions of the amendments and the New York Department of Financial Services issued guidance to insurers indicating that Department’s expectations that insurers adopt enterprise risk management as an internal tool); however, it is not yet clear to what extent more states will do so. It is anticipated that the NAIC will seek to make the amendments part of its accreditation standards for state solvency regulation, which would most likely motivate more states to adopt the amendments promptly. Additional requirements are also expected. For example, the NAIC is considering an “Own Risk and Solvency Assessment” (ORSA) requirement that, if adopted by states, would require insurers to perform an ORSA and, upon request, file an ORSA report that describes for the regulators the enterprise risk management process used by an insurer or even the consolidated holding company group.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study was required to be delivered to Congress within 18 months after enactment of the Dodd-Frank Act, but as of the date of this disclosure, had not yet been issued. This report could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation. In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” If an insurance company is designated as systemically important, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct.

The Dodd-Frank Act also incorporates the Non-Admitted and Reinsurance Reform Act (“NRRA”), which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it is unclear what effect the NRRA changes specific to non-admitted insurance and reinsurance will have on our operations and how these provisions of the Dodd-Frank Act will be implemented in practice.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. Financial examinations of SNIC and ALIC were recently completed by the Texas Department of Insurance for the period ended December 31, 2008. Examinations of the financial conditions of AICK and RIC were also made as of December 31, 2008 by the Kansas Insurance Department and the New York Department of Insurance, respectively. Examination of the financial conditions of WIC was made as of December 31, 2006. Currently we have an ongoing financial examination of TIC by the New Hampshire Insurance Department for the period ending December 31, 2010. Moreover, we were recently advised that examinations of the financial condition of AIIC and MCIC will be made by the each insurance company’s respective state-of-domicile insurance department (Florida and Wisconsin) during the 2012 calendar year (each of these companies was last subject to a financial examination prior to our acquisition of them).

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time. Market conduct examinations of WIC by the California and Missouri Departments of Insurance were completed during the 2011 calendar year. WIC was also subject of a market conduct examination by the Connecticut Department of Insurance for business conducted there from January 1, 2007 to December 31, 2007. We were also notified in October of 2011 that the California Department of Insurance will be conducting a market conduct examination of SNIC at some point during the 2012 calendar year.

Guaranty Fund Assessments

Most, if not all, of the states where we are licensed to transact business require that property and casualty insurers doing business within the state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by the member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance Subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2011, each of our U.S. Insurance Subsidiaries has established or will establish accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in national and state reinsurance pools managed by the NCCI where the results of all policies provided through these NCCI pools are shared by the participating companies. Currently, our U.S. Insurance Subsidiaries satisfy their residual market obligations by participating in the NCCI pools. None of our U.S. Insurance Subsidiaries issues policies to employers assigned to them except to the extent that TIC acts as a servicing carrier for workers’ compensation assigned risk plans in eight states (“Assigned Risk Plans”).

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

As noted above, TIC acts as a servicing carrier for the Assigned Risk Plans. Servicing carrier contracts are generally awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the NCCI pools. We began writing policies as a servicing carrier for the Assigned Risk Plans effective January 1, 2008.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $2.2 million, $1.1 million and $0.6 million from such state-managed trust funds in 2011, 2010 and 2009, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2011, 2010 and 2009 was approximately $6.4 million, $5.5 million and $6.2 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2011, our U.S. Insurance Subsidiaries’ risk-based capital levels exceeded the minimum level that would trigger regulatory attention.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist U.S. based state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.

In 2011, two of our Insurance Companies (TIC and WIC) had four ratios departing from the usual values. For both TIC and WIC, the investment yield was below the usual result range. TIC currently owns another insurance company, RIC, which has a carrying value of approximately $46 million. Any income that RIC generates is excluded for statutory purposes. WIC’s investment yield declined in 2011 as its investments included a surplus contribution received in December of 2011, which is included in average invested assets for 2011, but generated no significant investment return. The remaining three unusual values for both TIC and WIC were caused by our intercompany reinsurance structure. TIC and WIC retain 20% and 10% respectively of their written premium and as a result of this structure, unusual values are created for the IRIS test that centers around the measurement of assets to liabilities as well as surplus. SNIC had three ratios departing from the usual range, with one falling outside the usual range due to a decline in investment yield, one unusual range for change in net written premium and one for change in policy holder’s surplus. These unusual results related to a large capital contribution received by SNIC from its parent. All of our remaining U.S. Insurance Subsidiaries had none or one ratio outside of the usual values.

Statutory Accounting Principles

Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

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

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act.

In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. To the best of our knowledge, we are in compliance with all applicable privacy laws and regulations.

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

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Central Bank of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, such that such holdings amount to a qualifying holding exceeding or falling below the “specified levels,” to notify the Irish Central Bank. If the Irish Central Bank is not satisfied as to the suitability of the acquirer in view of the necessity to “ensure the sound and prudent management of the insurance undertaking,” it may oppose the proposed transaction. Under the European Communities (Assessment of Acquisitions in the Financial Sector) Regulations 2009, there is a strict time-frame for the assessment of a proposed transaction may take up to 80 working days. A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the insurance company becoming the acquirer’s subsidiary.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust Financial Services, Inc. or AII would be considered to have an indirect holding in AIU at or over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be approved with the Irish Central Bank prior to the transaction. The Irish Central Bank’s approval would be required if any person were to acquire a shareholding equal to or in excess of 10% of AIU’s outstanding common stock or in excess of one of the specified levels.

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

The amount of the minimum guarantee fund that AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2011 was approximately €14.5 million. The amount of the minimum guarantee fund may never be less than €3.5 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines issued by the Irish Central Bank.

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

Bermuda

Classification

AII is registered as a Class 3 insurer under the Insurance Act 1978 of Bermuda (the “Insurance Act”). As a Class 3 insurer, AII can carry on general business, broadly including all types of insurance business other than long-term business. AII is also licensed as a Class C insurer to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal representative of AII is Michael Bott, and AII’s principal office is at Suite 400, 7 Reid Street, Hamilton, Bermuda.

Independent Approved Auditor

Every registered insurer must appoint an independent auditor (the “approved auditor”) who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AII, are required to be filed annually with the Bermuda Monetary Authority (“BMA”). The approved auditor of AII must be approved by the BMA. AII’s approved auditor is Arthur Morris Christensen & Co.

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

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 3 insurer, such as AII, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AII is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of: $1.0 million; 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million; and 15% of loss and other insurance reserves.

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

AII is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements. AII is required to establish and maintain a long-term business fund and no payment may be made directly or indirectly from AII’s long-term business fund for any purpose other than a purpose related to the AII’s long-term business, unless such payment can be made out of any surplus certified by AII’s approved actuary to be available for distribution otherwise than to policyholders. AII is required, with respect to its long-term business, to maintain a minimum solvency margin of $0.25 million. AII is required to obtain a certain certification from its approved actuary prior to declaring or paying any dividends. Such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities (as certified by the approved actuary) by the amount of the dividend and at least $0.25 million. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

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

United Kingdom

AEL is a non-life insurance company organized under the laws of the United Kingdom (including the Companies Act 2006, Financial Services and Markets Act 2000 (FSMA), the Data Protection Act 1998 and the European Communities non-life framework regulations 1994 (as amended)).

AEL has been authorized by the Financial Services Authority (FSA) to underwrite various classes of non-life business within the U.K. and, for certain of these classes it is authorized to underwrite risks within some member states of the European Economic Area. This is either on a “freedom of services” or on a “freedom of establishment” basis and is subject to complying with such “general good” conditions as may be laid down by the local regulatory authorities.

Change in Control

The FSMA requires controllers of insurers to be approved by the FSA. This includes individuals or corporate bodies who wish to take, or increase, control in an FSA authorized insurer. A change in control also occurs when an existing controller decreases control.

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital of the authorized insurer, (ii) owns or controls 10% or more of the issued share capital of a controller of the authorized insurer, or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers. In the case of AEL, this includes, AmTrust Financial Services, Inc., AII, AII Insurance Management Limited, AII Reinsurance Broker Ltd., and Barry Zyskind, Michael Karfunkel and George Karfunkel.

Financial Requirements and Regulatory Guidelines

AEL is required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) that the FSA issues in respect of the company. The ICG is the amount of capital resources that the FSA considers a company should carry to maintain financial adequacy taking into account the company’s business profile, structure and risk management systems. As of December 31, 2011, AEL maintained capital resources in excess of the required ICG.

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

Solvency II

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that would apply to our businesses across the European Union (including the United Kingdom). Although Solvency II was originally supposed to become effective by October 31, 2012, a European Commission official has stated publicly that there seems to be an agreement that member states must now implement all the rules to introduce Solvency II by December 31, 2012, but businesses will not be required to comply with it in full until January 1, 2014. However, during 2013, businesses must demonstrate that they will be ready to operate under Solvency II on January 1, 2014. Although the details of how Solvency II will apply to us are not yet fully known, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. In addition, under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. While it is not yet known how these actions will impact us, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

Offices

Our principal executive offices are located at 59 Maiden Lane, 6th Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2011, we had approximately 1,900 employees worldwide.

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

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Note on Forward-Looking Statements.”

Risks Related to Our Business

During or following a period of disruption in the financial markets or economic downturn, our business could be materially and adversely affected.

The financial markets have experienced significant volatility worldwide since the third quarter of 2008, and the United States, European and other foreign economies are experiencing a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have moderately improved, financial markets continue to experience periodic disruptions and uncertainty remains regarding the duration and strength of any economic recovery. The trend toward recovery and growth may not continue. Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak. Although the United States, European and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective and it is possible those actions could lead to an inflationary environment.

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In addition, during 2011, one rating agency downgraded the U.S.’s long-term debt credit rating from AAA. Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due, which would disrupt financial markets.

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

Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. In addition, because earned premiums lag written premiums, our results can be adversely affected even after general economic conditions have improved. An inflationary environment (which may follow government efforts to stabilize the economy) may also adversely impact our loss reserves and could adversely impact the valuation of our investment portfolio. Finally, as a result of the financial market disruptions over the past several years, we may face increased regulation, as discussed below. Any or all of these reactions could adversely affect our business.

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

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophes can cause losses in multiple property and casualty lines, including property and workers’ compensation. Workers’ compensation constitutes approximately 30% of our business and we write commercial property insurance in our Specialty Program Business segment and our Small Commercial Business segment. The incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.

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

Our premium rates, generally, are established for the term of the policy. Consequently, we could set our premiums too low, which would negatively affect our results of operations and our profitability, or we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.

A downgrade in the A.M. Best rating of our Insurance Subsidiaries would likely reduce the amount of business we are able to write and could adversely impact the competitive positions of our insurance subsidiaries.

Rating agencies evaluate insurance companies based on their ability to pay claims. Each of our Insurance Subsidiaries was assigned a letter rating of “A” (Excellent) by A.M. Best in 2010, which was reaffirmed in 2011. An “A” rating is the 3rd highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our Insurance Subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

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

As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss and catastrophe reinsurance. Our quota share reinsurance agreement with Maiden Insurance, or the Maiden Quota Share, reinsures approximately 40% of our net retained premiums. In addition, we purchase reinsurance on an excess of loss and catastrophe basis for protection against catastrophic events and other large losses. Market conditions beyond our control, in terms of price and available capacity, may affect the level of our business and profitability. The Maiden Quota Share, which had an initial term of three years, was renewed through June 30, 2014 and, subject to the occurrence of certain early termination events that permit either party to terminate on 30 days’ written notice, will renew automatically for successive three-year terms unless one of the parties notifies the other of its election not to renew not less than nine months prior to the expiration of any such three-year term. Our excess of loss and catastrophe reinsurance facilities are generally subject to annual renewal.

We may be unable to maintain our current reinsurance facilities, including the Maiden Quota Share, or to obtain other reinsurance in adequate amounts and at favorable rates. Increases in the cost of reinsurance would adversely affect our profitability. In addition, if we are unable to renew our expiring facilities or to obtain new reinsurance on favorable terms, either our net exposure to risk would increase, which would increase our costs, or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, which would reduce our revenues.

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

We may not be able to recover amounts due from our third-party reinsurers, which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2011, we had an aggregate amount of approximately $1.1 billion of recoverables from third-party reinsurers on paid and unpaid losses.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

Maiden Holdings, Ltd., or Maiden, is a publicly-held Bermuda insurance holding company (NASDAQ: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, our principal shareholders, and, respectively, our chairman of the board of directors, one of our directors, and our chief executive officer and director. As of December 31, 2011, Michael Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 13.9%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance, a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should our interests and those of Maiden diverge.

Mr. Zyskind’s service as our president and chief executive officer and non-executive chairman of the board of Maiden could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If we and Maiden were in the future deemed to be competitors within the meaning of the Clayton Antitrust Act and certain thresholds relating to direct competition between us and Maiden are met, the Department of Justice and Federal Trade Commission could challenge the arrangement.

Our relationship with ACAC and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

ACAC is an insurance holding company owned by The Michael Karfunkel 2005 Grantor Retained Annuity Trust, or the Trust, Michael Karfunkel, individually, and us. On March 1, 2010, the GMAC Insurance consumer property and casualty business was acquired by ACAC from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation. Michael Karfunkel is one of our principal shareholders and our chairman of the board of directors. We own 53,054 shares of Series A Preferred Stock in ACAC, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC. Assuming the conversion of our Series A Preferred Stock in ACAC, the Trust and Michael Karfunkel would own, respectively, 56.98% and 21.77% of the issued and outstanding common stock of ACAC.

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

We receive significant commission and fee income from Maiden.

We receive significant commission and fee income from Maiden through the Maiden Quota Share, the asset management agreement between Maiden and Maiden Insurance and our subsidiary, AII Insurance Management Ltd., by which we manage Maiden’s and Maiden Insurance’s invested assets, and the reinsurance brokerage agreement, by which our subsidiary, AII Reinsurance Broker Limited, provides Maiden Insurance certain reinsurance brokerage services.

Pursuant to the Maiden Quota Share, AII, retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies, or the AmTrust Ceding Insurers, net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses, excluding certain specialty risk programs that we commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AIU, for which the AmTrust Ceding Insurers’ net retention exceeds $5,000,000 (the “Covered Business”).

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

Effective April 1, 2011, the Maiden Quota Share, as amended, provides that AII receives a ceding commission of 30% of ceded written premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. Commencing January 1, 2012, the ceding commission, excluding the retail commercial package business ceding commission (which will remain at 34.375%), adjusted to (a) 30% of ceded premium, if the Specialty Risk and Extended Warranty subject premium, excluding ceded premium related to our medical liability business discussed below, is greater than or equal to 42% of the total subject premium, (b) 30.5% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 42% but greater than or equal to 38%, or (c) 31% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 38% of the total subject premium. Prior to April 1, 2011, AII received a ceding commission of 31% of ceded premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission was 34.375%.

Effective April 1, 2011, we, through our subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which we cede to Maiden Insurance 40% of our European medical liability business, including business in force at April 1, 2011. The quota share has an initial term of one year and can be terminated at April 1, 2012 or any April 1 thereafter by either party on four months’ notice. Maiden Insurance pays us a 5% ceding commission, and we will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

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

From time to time we may pursue acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives. The process of integrating an acquired business or company can be complex and costly, may create unforeseen operating difficulties and expenditures and will require substantial management attention. There is no assurance that we will be able to successfully identify and acquire additional existing business on acceptable terms or that we will be successful in integrating any business that we acquire.

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

If we experience difficulties with technology or data security, our ability to conduct our business could be adversely affected and we could be liable to third parties.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business, make claim payments, provide customer service, provide policy administration services, comply with insurance regulatory requirements and perform actuarial and other analytical functions necessary for pricing and product development. Our operations are dependent upon our ability to timely and efficiently process our business and protect our information and telecommunications systems from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. A shut-down of, or inability to access, one or more of our facilities; a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus, our systems could be inaccessible for an extended period of time. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be adversely affected and we could be liable to third parties whose privacy rights are violated.

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

If we cannot sustain our business relationships, including our relationships with independent agencies and third-party warranty administrators, we may be unable to operate profitably.

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

We use third-party managing general agents and administrators to underwrite policies and manage claims on our behalf for some portions of our business, including our Specialty Risk and Extended Warranty segment and our Specialty Program Business segment. We are dependent on the skills and performance of these parties, and we cannot control their actions, although we do provide underwriting guidelines and periodically audit their performance. The loss of the services of these providers, or our inability to contract and retain other skilled service providers from a limited pool of qualified insurance service providers, could delay or prevent us from fully implementing our business strategy or could otherwise adversely affect us.

Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2011, our total consolidated indebtedness was approximately $280 million. This $280 million does not include approximately $168 million aggregate principal amount of a loan made by Maiden Insurance to AII in connection with a reinsurance agreement between the two parties that requires Maiden Insurance to provide sufficient collateral to secure its proportionate share of AII’s obligations. This amount is accounted for as a note payable on our balance sheet. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business;
•	dilution experienced by our existing stockholders as a result of the conversion of our convertible senior notes into shares of common stock; and
•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2011, our annual debt service obligation on our outstanding indebtedness was approximately $19 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our credit facility, our convertible senior notes, or any indebtedness that we have incurred or may incur in the future, we would be in default, which would permit the holders of our convertible senior notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under our credit facility or our other notes and indebtedness. Any default under our notes, our credit facility or any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

Our credit facility contains covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These covenants could restrict our ability to achieve our business objectives, and therefore, could have an adverse effect on our financial condition. In addition, this agreement also requires us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend and/or issue letters of credit.

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2011, our investment in fixed income securities was approximately $1.39 billion, or 70.4% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will decrease. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2011, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $67.3 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. These conditions could result in lower than expected yields on our fixed securities and short term investment portfolio. In addition, our investment in less liquid investments, such as our investment in ACAC and life settlement contracts, is subject to increased valuation uncertainty because the valuation is more subjective, thereby increasing the risk that the estimated fair value (i.e., the carrying cost) does not reflect the price at which an actual transaction would occur.

We invest a portion of our investment portfolio in equity securities, which are subject to greater volatility than fixed income securities. At December 31, 2011, our investments in equity securities were approximately $35.6 million, or approximately two percent of our investment portfolio. We reported unrealized (losses) related to marketable equity securities in the amounts of $3.7 million and $2.5 million as of December 31, 2011 and 2010, respectively.

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

A significant amount of our financial assets consist of life settlement contracts that are subject to certain risks.

As of December 31, 2011, the fair value of our portfolio of life settlement contracts was approximately $131.4 million and constituted approximately 5.9% of the fair value of our cash and investment portfolio (inclusive of these life settlement contracts). We have a 50% ownership interest in the entities that hold the life settlement contracts.

Our estimates of fair value of the life settlement contracts we hold are subjective and based upon our estimates of, among other factors, (i) the life expectancy of the insured person, (ii) the projected premium payments on the contract, including projections of possible rate increases from the related insurance carrier, (iii) the projected costs of administration relating to the contract and (iv) the projected risk of non-payment, including the financial health of the related insurance carrier, the possibility of legal challenges from such insurance carrier or others and the possibility of regulatory changes that may affect payment. The actual value to us of any life settlement contract we acquire cannot be determined until the policy matures (i.e., the insured has died and the insurance carrier has paid out the death benefit to the holder). A significant negative difference between the estimated fair value of a contract and actual death benefits received at maturity for any life settlement contract we hold could adversely affect our financial condition and results of operations.

Some of the critical factors considered in determining the fair value of a life settlement contract we own are related to the discounted value of future cash flows from death benefits and the discounted value of future premiums due on the contract. If the rate used to discount the future death benefits or the future premiums changes, the value of the life settlement contract will also change. Generally, if discount rates increase, the fair value of a life settlement contract decreases. If a life settlement contract is sold or otherwise disposed of in the future under a relatively higher interest rate environment, the contract may have a lower value than the value it had when we acquired it.

In addition, our results of operations and earnings may fluctuate depending on the number of life settlement contracts acquired in a given period and the fair value of those assets at the end of the applicable period. Any reduction in the fair value of these assets will be a charge to our gross income in the period in which the reduction occurs and could adversely affect our financial results for that period.

Furthermore, the market for life settlement contracts is relatively illiquid when compared to that for other asset classes, and there is currently no established trading platform or market by which investors in the life settlement market buy and sell life settlement contracts. Although we do not currently intend to sell significant numbers of life settlement contracts in the secondary life settlement market, if we were (or needed) to sell a life settlement contract, it is possible that the lack of liquidity at that time could make the sale of such life settlement contract difficult or impossible. Therefore, we bear the risks of having to sell life settlement contracts at substantial discounts or not being able to sell life settlement contracts in a timely manner or at all which may result in a material adverse effect on our financial condition and results of operations.

We are subject to a number of risks associated with our business outside the United States.

We conduct business outside the United States primarily in the United Kingdom, Bermuda, Italy, Ireland, France, Norway, Luxembourg, Spain and Canada. While our business outside of the United States currently constitutes approximately 34% of our gross written premium, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. For both the years ended December 31, 2011 and 2010, approximately 34%, of our gross written premiums written were written in currencies other than the U.S. dollar. As of December 31, 2011 and 2010, approximately 12% and 10%, respectively, of our cash and investments were denominated in non-U.S. currencies. We hold investments denominated in Euros and British Pounds because we write business in the EU and the United Kingdom, and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results.

We may be subject to taxes on our Luxembourg affiliates’ equalization reserves.

In 2009, we acquired a Luxembourg holding company and five Luxembourg-domiciled captive insurance companies. Subsequently, we have made several acquisitions of Luxembourg-domiciled captive insurance companies in 2010 and 2011. In connection with these transactions, we acquire the equalization reserves of the captive insurance companies. An “equalization reserve” is a catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the captive insurance company. Provided that we are able to cede losses to the captive insurance companies through intercompany reinsurance arrangements that are sufficient to exhaust the captives’ equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the captive insurance companies. However, if the captive reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would recognize income that would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2011, we had approximately $332 million of unutilized equalization reserves.

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

We are an insurance holding company and do not have any direct operations.

We are an insurance holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our Insurance Subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of our funds.

Our ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our Insurance Subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (primarily Ireland, England and Bermuda), including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, we may not be able to receive dividends from our Insurance Subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2011, our Insurance Subsidiaries collectively could pay dividends to us of $306.1 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

Our Bermuda subsidiaries may become subject to taxes in Bermuda after March 31, 2035.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of our Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to these subsidiaries or any of their respective operations, shares, debentures or other obligations until March 31, 2035. See “Business — Certain International Tax Considerations —  Bermuda.” Given the limited duration of the Bermuda Minister of Finance’s assurance, we cannot be certain that these subsidiaries will not be subject to any Bermuda tax after March 31, 2035. In the event that any of our Bermuda subsidiaries becomes subject to any Bermuda tax after such date, it could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Industry

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is also dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. We cannot predict with certainty the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control. We experienced increased price competition in certain of our target markets during 2009, 2010 and 2011, and these cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.

Although we engage in other businesses, approximately 30% of our gross written premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, in certain states in which we do business, insurance regulators set the premium rates we may charge. In addition, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

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

We compete with other insurance companies, both domestic and foreign, and many of our existing and potential competitors are significantly larger, have longer operating histories, and possess greater financial, marketing and management resources than we do. In our Small Commercial Business segment, we also compete with individual self-insured companies, state insurance pools and self-insurance funds. We compete on the basis of many factors, including coverage availability, responsiveness to the needs of our independent producers, claims management, payment/settlement terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share. There is no assurance that we will maintain our current competitive position in the markets in which we currently operate or that we will establish a competitive position in new markets into which we may expand.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher claims than we anticipated when we wrote the underlying policy. Unexpected increases in our claim costs many years after policies are issued may also result in our inability to recover from certain of our reinsurers the full amount that they would otherwise owe us for such claims costs because certain of the reinsurance agreements covering our business include commutation clauses that permit the reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities. In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend the statutes of limitations or otherwise repeal or weaken tort reforms could have an adverse impact on our business. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could be harmful to our business and have a material adverse effect on our results of operations.

We are heavily regulated, and changes in regulation may reduce our profitability, limit our growth or restrict our ability to transact business.

Our Insurance Subsidiaries are subject to extensive regulation in the jurisdictions in which they do business. For a discussion of the various types of regulation we face, see “Item 1. Business — Regulation.” Insurance regulation generally is intended to protect policyholders, not shareholders. In the United States, insurance regulation generally is administered by each state through its state insurance department. States regulate, among other things:

•	solvency;
•	the lines of business we may transact;
•	certain transactions between our Insurance Subsidiaries and affiliates, including us;
•	the nature, quality and concentration of our investments;
•	rates we may charge and the terms and conditions of our policy forms; and
•	dividends paid by our Insurance Subsidiaries.

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including during and after the financial crisis in 2008, to impose federal regulation on the insurance industry. On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, which is more fully described in “Item 1. Business — Regulation — United States — Federal and State Legislative and Regulatory Changes.” These types of federal regulation could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

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

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that would apply to our businesses across the European Union (including the United Kingdom), as more fully described in “Item 1. Business — Regulation —  Solvency II.” While it is not yet known how Solvency II will impact us, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management. It is possible that Solvency II may increase our capital requirements and the new regulations have the potential to adversely affect the profitability of our businesses subject to Solvency II. In addition, at this point, it is unclear whether the new regulations will apply only to our businesses across the European Union (including the United Kingdom) or to all of our operations, both within and outside of the European Union. If the regulations do apply to our holding company in the U.S., we could be subject to even more onerous requirements under the new regulations, which could have a significant adverse effect on our ability to operate profitably.

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

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business — Regulation — United States — Federal and State Legislative and Regulatory Changes,” in response to the September 11, 2001 terrorist attacks, the U.S. Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act, or TRIA, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA, requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2014 to help such insurers cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the risk we retain under the program, our terrorism reinsurance does not provide coverage for an act stemming from nuclear, biological or chemical terrorism.

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

The federal terrorism risk assistance provided by TRIA and TRIPRA will expire at the end of 2014. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks. Any future renewal by the U.S. Congress may be on substantially less favorable terms.

The effects of the increasing amount of litigation on our business are uncertain.

Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. In addition, as discussed in “Item 3. Legal Proceedings,” we are currently involved in a process resulting from inquiries from various state Attorney Generals’ offices in connection with sales and customer refund issues associated with vehicle service contracts sold through independent marketers. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.

Risks Related to our Common Stock

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause volatility in the price of our shares of common stock, and consequently could materially and adversely affect the trading price of our convertible senior notes.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AFSI.” Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock, which could also materially and adversely affect the trading price of our notes. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

•	actual or anticipated variations in our quarterly results of operations;
•	changes to our earnings estimates or publications of research reports about us or the industry;
•	rising level of claims costs, changes in the frequency or severity of claims or new types of claims and new or changing judicial interpretations relating to the scope of insurance company liability;
•	the financial stability of our third-party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance arrangements and changes in our capital capacity;
•	increase in market interest rates that may lead purchasers of common stock to demand a higher yield;
•	changes in market valuations of other insurance companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	fluctuations in interest rates or inflationary pressures and other changes in the investment environment that affect returns on invested assets;
•	additions or departures of key personnel;
•	reaction to the sale or purchase of company stock by our principal stockholders or our executive officers;
•	changes in the economic environment in the markets in which we operate, including reduction in the business activities of our policyholders;
•	changes in tax law;
•	speculation in the press or investment community; and
•	general market, economic and political conditions.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our common stock may be volatile, which could materially and adversely affect the trading price of our notes. Further, because the notes are convertible into shares of our common stock, volatility or depressed market prices of our common stock could have a similar effect on the trading price of our notes. Holders who receive shares of our common stock upon conversion of the notes will also be subject to the risk of volatility and depressed market prices of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our common stock price and the trading price of our notes.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price and the trading price of our notes.

Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2011, Barry D. Zyskind, Michael Karfunkel and George Karfunkel, directly or indirectly, collectively own or control approximately 60% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASDAQ Listing Rule 5615(c). At present, a majority of the members of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

If we were to cease being a controlled company as a result of the issuance of common stock by us or dispositions of common stock beneficially held by Barry D. Zyskind, Michael Karfunkel and George Karfunkel, we would have to comply with the board committee independence requirements of the NASDAQ Global Select Market within specified periods, which would involve having an entirely independent compensation committee and nominating and corporate governance committees within one year after ceasing to be a controlled company. If we are unable to achieve compliance with these requirements, our common stock could be de-listed from the NASDAQ Global Select Market.

In addition, Michael Karfunkel and George Karfunkel, through entities that each of them controls, have entered into transactions with us and may from time to time in the future enter into other transactions with us. As a result, these individuals may have interests that are different from, or in addition to, their interest as our stockholders. Such transactions may adversely affect our results of operations or financial condition.

Our principal stockholders could delay or prevent an acquisition or merger of our company even if the transaction could benefit other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of the controlling stockholders. In addition, this significant concentration of share ownership may adversely affect the price prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders, which could, in turn, materially and adversely affect the trading price of our notes.

We may be unable to pay dividends on our common stock.

Our income is generated primarily from our Insurance Subsidiaries. The ability of our insurance subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our Insurance Subsidiaries could not pay dividends, we may not, in turn, be able to pay dividends to shareholders. In addition, the terms of our junior subordinated debentures and our credit facility limit, in some circumstances, our ability to pay dividends on our common stock, and future financing arrangements may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock. As of December 31, 2011, our Insurance Subsidiaries collectively could pay dividends to us of $306.1 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus.

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

We may not have the ability to raise the funds necessary to finance any required purchases of our convertible senior notes upon the occurrence of a “fundamental change,” which would constitute an event of default under our indenture.

If a fundamental change (as such term is defined in the indenture governing our convertible senior notes) occurs, holders of our notes will have the right, at their option, to require us to purchase for cash any or all of the notes, or any portion of the principal amount thereof such that the principal amount that remains outstanding of each note purchased in part equals $1,000 or an integral multiple of $1,000 in excess thereof. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor and we may not be able to arrange necessary financing on acceptable terms, if at all.

We have not established a sinking fund for payment of the notes, nor do we anticipate doing so. In addition, our ability to purchase the notes may be limited by law, by regulatory authority or we may in the future enter into credit agreements or other agreements that may contain provisions prohibiting redemption or repurchase of the notes under certain circumstances, or may provide that a designated event constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing the notes, we could seek a waiver from the holders of these notes or attempt to refinance these notes. If we were not able to obtain consent, we would not be permitted to purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes, which might constitute a default under the terms of our other indebtedness.

The conditional conversion features of the notes, if triggered, may adversely affect our financial condition.

If one of the conversion contingencies is triggered, holders of our notes will be entitled to convert the notes at any time during specified periods. If one or more holders elect to convert their notes, we may be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business (including the trading price of our notes).

Certain provisions in our notes and the related indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us and, therefore, the ability of holders to exercise their rights associated with a potential fundamental change or a make-whole fundamental change.

Certain provisions in our notes and the related indenture could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change, holders of our notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the notes and the related indenture as well as provisions of our organizational documents and other agreements could increase the cost of acquiring us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a list of buildings we own and their approximate size:

Location	Square Feet
Alpharetta, Georgia	51,000
Boca Raton, Florida	66,000
Cleveland, Ohio	63,000
Cleveland, Ohio(1)	500,000	(1)

(1)	The building is owned through a subsidiary that is 50% owned.

In addition, we lease an aggregate of approximately 400,000 square feet of office space in 49 locations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 3. Legal Proceedings

Vehicle service contract industry inquiry and related proceedings

The states of Texas, Washington and Ohio, by and through the offices of their respective Attorneys General, are acting as the Executive Committee of a multi-state Attorneys General task force (the “Multi-State Task Force”) that is making inquiries into the vehicle service contract industry focusing on former third party administrators of U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in February 2010 in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Proceeding”). The inquiries relate to the handling of payment of customer refunds in the absence of U.S. Fidelis fulfilling such obligations and violation by U.S. Fidelis of consumer protection statutes in the course of marketing and selling vehicle service contracts to consumers across the country. In connection with such inquiry, on or about January 14, 2011, our subsidiary, Warrantech, received an inquiry from the Texas Attorney General’s office because Warrantech was a non-exclusive third party administrator of U.S. Fidelis between 2006 and 2009. Warrantech is working with the Executive Committee to resolve the matter as part of the Bankruptcy Proceeding, as discussed below.

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

In a related proceeding, the Official Committee of the Unsecured Creditors (the “Creditors Committee”) also commenced an adversary proceeding against Mepco in the Bankruptcy Proceeding, Case Number 10-41902-705. In that proceeding, the Creditors Committee asserts, among other things, that Mepco’s pre- and post-petition bankruptcy claims should be subordinated due to Mepco’s inequitable conduct.

On September 28, 2011, the Multi-State Task Force, acting through its Executive Committee, filed a motion in the Bankruptcy Proceeding requesting that the Bankruptcy Court issue an order compelling Mepco, Warrantech, the Creditors Committee and the Executive Committee to mediate the claims asserted in the Adversary Proceeding and the issues raised by the Multi-State Task Force. On December 19 and December 20, 2011, Mepco, Warrantech, the Creditors Committee, the Executive Committee and counsel representing Worker Adjustment and Retraining Notification (“WARN”) Act claimants participated in the mediation conducted in Austin, Texas. As a result of this mediation, the parties are currently negotiating a potential settlement of the Adversary Proceeding and the Multi-State Task Force inquiry.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “AFSI” on November 13, 2006. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share. As of March 1, 2012, there were approximately 145 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and the cash dividends declared with respect to such shares:

2011	High	Low	Dividends Declared
First quarter	$19.74	$17.33	$0.08
Second quarter	$22.99	$18.15	$0.08
Third quarter	$24.74	$20.49	$0.09
Fourth quarter	$27.63	$21.09	$0.09

2010	High	Low	Dividends Declared
First quarter	$14.84	$11.50	$0.07
Second quarter	$14.45	$11.93	$0.07
Third quarter	$14.55	$11.61	$0.07
Fourth quarter	$18.02	$14.39	$0.08

On March 1, 2012, the closing price per share for our common stock was $26.91.

Dividend Policy

Our board of directors has historically declared the payment of quarterly dividends. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our Insurance Subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. The ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our Insurance Subsidiaries is regulated by insurance laws of various states, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds. In addition, the terms of our junior subordinated debentures, revolving credit facility and convertible senior notes limit, in the event of certain circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. As a result, at times, we may not be able to receive dividends from our Insurance Subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2011, our Insurance Subsidiaries could pay dividends to us of $306.1 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2011, our Insurance Subsidiaries paid us dividends of $5.8 million.

Share Repurchase Plan

In November 2007, our board of directors authorized us to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in our best interests. We have repurchased 771,287 shares related to this authorization. We did not repurchase any shares during the years ended December 31, 2010 and 2011.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning December 31, 2006 and ending on December 31, 2011 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on December 31, 2006.

Comparative Cumulative Total Returns Since 12/31/06 for AmTrust Financial
Services, Inc.: NASDAQ Composite and NASDAQ Insurance

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA, LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in Thousands)
Selected Income Statement Data(1)
Gross written premium	$2,150,472	$1,560,822	$1,198,946	$1,110,574	$839,391
Ceded gross written premium	(873,875)	(733,596)	(555,520)	(555,661)	(419,510)
Net written premium	$1,276,597	$827,226	$643,426	$554,913	$419,881
Change in unearned premium	(239,736)	(81,567)	(69,544)	(115,816)	24,355
Net earned premium	$1,036,861	$745,659	$573,882	$439,097	$444,236
Ceding commission – primarily related party	153,953	138,261	113,931	115,474	62,842
Service and fee income	108,660	62,067	30,690	28,978	20,368
Net investment income	55,515	50,517	55,287	60,467	51,636
Net realized gain (loss) on investments	2,768	5,953	(33,579)	(64,585)	4,644
Other revenues	—	—	—	(2,900)	(6,053)
Total revenues	1,357,757	1,002,457	740,211	576,531	577,673
Loss and loss adjustment expense	$678,333	$471,481	$327,771	$238,303	$276,986
Acquisition costs and other underwriting expenses(2)	398,404	302,809	244,279	203,747	155,366
Other(3)	86,611	56,403	22,232	17,318	13,816
Total expenses	$1,163,348	$830,693	$594,282	$459,368	$446,168
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	$194,409	$171,764	$145,929	$117,163	$131,505
Other income (expense):
Foreign currency (loss) gain	(2,418)	684	2,459	2,700	129
Interest expense	(16,079)	(12,902)	(16,884)	(18,277)	(10,089)
Acquisition gain on purchase	5,850	—	—	—	—
Net gain on investment in life settlement contracts	46,892	11,855	—	—	—
Total other income (expenses)	$34,245	$(363)	$(14,425)	$(15,577)	$(9,960)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	$228,654	$171,401	$131,504	$101,586	$121,545
Provision for income taxes	42,372	47,053	27,459	20,567	36,709
Income before equity in earnings (loss) of unconsolidated subsidiaries and minority interest	186,282	124,348	104,045	81,019	84,836
Equity in earnings (loss) of unconsolidated subsidiaries – related parties	7,871	24,044	(822)	(991)	(749)
Net income	194,153	148,392	103,223	80,028	84,087
Non-controlling interest	(23,719)	(5,927)	—	2,900	6,053
Net income attributable to AmTrust Financial Services, Inc.	$170,434	$142,465	$103,233	$82,928	$90,140

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in Thousands, Except Percentages and per Share Data)
Per Share Data
Basic Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common shareholders – basic	$2.85	$2.39	$1.74	$1.38	$1.50
Basic weighted average shares outstanding	59,836	59,453	59,433	59,991	59,958
Diluted Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common shareholders – diluted	$2.77	$2.36	$1.72	$1.37	$1.49
Diluted weighted average shares outstanding	61,582	60,346	59,954	60,671	60,674
Dividend declared per common share	$0.34	$0.29	$0.23	$0.18	$0.11
Selected Insurance Ratios and Operating Information
Net loss ratio(4)	65.4%	63.2%	57.1%	54.3%	62.4%
Net expense ratio(5)	23.6%	22.1%	22.7%	20.1%	20.8%
Net combined ratio(6)	89.0%	85.3%	79.8%	74.4%	83.2%
Return on equity(7)	21.2%	22.2%	21.5%	21.2%	24.7%

	As of December 31,
	2011	2010	2009	2008	2007
	(Amounts in Thousands)
Selected Balance Sheet Data
Cash, cash equivalents and restricted cash	$421,837	$201,949	$233,810	$192,053	$145,337
Investments	1,660,494	1,357,012	1,181,016	1,169,387	1,143,050
Reinsurance recoverable	1,098,569	775,432	643,321	584,822	281,914
Premiums receivable, net	932,992	727,561	495,871	419,577	257,756
Goodwill and intangibles assets	314,616	197,826	115,828	102,425	53,232
Total assets	5,682,554	4,182,453	3,400,364	3,143,893	2,322,794
Reserves for loss and loss adjustment expense	1,879,175	1,263,537	1,091,944	1,014,059	775,392
Unearned premiums	1,366,170	1,024,965	871,779	759,915	527,758
Deferred income tax asset (liability)	(108,775)	(9,883)	7,615	76,910	36,502
Note due to seller	7,170	14,400	21,128	27,561	—
Notes payable	—	6,667	20,000	33,333	—
Convertible senior notes	138,506	—	—	—	—
Junior subordinated debt	123,714	123,714	123,714	123,714	123,714
Common stock and additional paid in capital less treasury stock	282,805	249,086	243,930	245,460	241,293
Total shareholders’ equity	890,563	716,514	569,392	392,548	390,386

(1)	Results for a number of periods were affected by our various acquisitions from 2007 to 2011.
(2)	Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities.
(3)	Other operating expenses are those expenses including non-cash amortization of tangible and intangible assets, and non-insurance revenue generating activities in which the Company engages.
(4)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.
(5)	Net expense ratio is calculated by dividing the total of acquisition costs and other underwriting expenses less ceding commission earned by net premiums earned.
(6)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.
(7)	Return on equity is calculated by dividing net income by the average shareholders’ equity for the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. See “Note on Forward-Looking Statements.”

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are underserved by the market. We have grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in four business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the United States.
•	Specialty Risk and Extended Warranty. We provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability.
•	Specialty Program. We write commercial insurance for narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.
•	Personal Lines Reinsurance. We reinsure 10% of the net premiums of the GMACI personal lines business, pursuant to the Personal Lines Quota Share with the GMACI personal lines insurance companies. See discussion below related to ACAC investment.

We transact business primarily through our eleven Insurance Subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A (Excellent)	Small commercial, specialty program and specialty risk & extended warranty	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A (Excellent)	Small commercial, specialty program and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A (Excellent)	Small commercial, specialty program and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	A (Excellent)	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Co. (“MCIC”)	A (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A (Excellent)	Small Commercial Business	United States	Kansas
AmTrust Lloyd’s Insurance Company (“ALIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A (Excellent)	Specialty Risk and Extended Warranty; specialty program	European Union and United States	Ireland
AmTrust Europe, Ltd. (“AEL”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A (Excellent)	Reinsurance	United States and European Union	Bermuda

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

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on equity was 21.2%, 22.2% and 21.5% for the years ended December 31, 2011, 2010 and 2009, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our Insurance Subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.0%, 85.3% and 79.8% for the years ended December 31, 2011, 2010 and 2009, respectively. A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $55.5 million, $50.5 million and $55.3 million for the years ended 2011, 2010 and 2009, respectively. We held 21.1% and 13.6% of total invested assets in cash and cash equivalents as of December 31, 2011 and 2010, respectively. This relatively high concentration of cash and cash equivalents as of December 31, 2011 resulted primarily from the issuance of $175 million of convertible senior notes in December 2011.

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

Acquisitions

AHL

During 2011 and 2010, AmTrust Holdings Luxembourg S.A.R.L (“AHL”) (formerly called AmTrust Captive Holdings Limited) completed a series of acquisitions described below. AHL is a holding company that purchases Luxembourg captive insurance entities that allows us to obtain the benefit of the captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries. AHL is included in our Specialty Risk and Extended Warranty segment.

In December 2011, AHL acquired all the issued and outstanding stock of Reaal Reassurantie S.A., a Luxembourg domiciled captive insurance company, from SNS REAAL N.V. and REAAL N.V. The purchase price of Reaal Reassurantie S.A. was approximately $72 million. We recorded approximately $79 million of cash, intangible assets of $15 million and a deferred tax liability of $22 million. Reaal Reassurantie S.A. subsequently changed its name to AmTrust Re Kappa.

In December 2011, AHL acquired all the issued and outstanding stock of Vandermoortele International Reinsurance Company SA, a Luxembourg domiciled captive insurance company, from NV Vandermoortele, Vandemoortele International Finance SA and NV Safinco. The purchase price of Vandermoortele International Reinsurance Company SA was approximately $66 million. We recorded approximately $71 million of cash, intangible assets of $11 million and a deferred tax liability of $16 million. Vandermoortele International Reinsurance Company SA subsequently changed its name to AmTrust Re Zeta.

In June 2011, AHL acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315 million. We recorded approximately $347 million of cash, intangible assets of $56 million and a deferred tax liability of $88 million. ICM Re subsequently changed its name to AmTrust Re Alpha.

In May 2010, AHL acquired all the issued and outstanding stock of Euro International Reinsurance S.A., a Luxembourg domiciled captive insurance company, from TALANX AG. The purchase price of Euro International Reinsurance S.A. was approximately $58 million. We recorded approximately $66 million of cash, intangible assets of $9 million and a deferred tax liability of $16 million. Euro International Reinsurance S.A. subsequently was merged into AmTrust Re 2007.

We have classified the intangible assets as contractual use rights and they will be amortized based on the actual use of the related loss reserves.

Cardinal Comp

In September 2008, we entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”), a workers’ compensation managing general agent for which we paid the agency a commission for the placement of insurance policies. The agency operated in eight states and primarily in the state of New York. In September 2011, one of our subsidiaries entered into a renewal rights and asset purchase agreement with Cardinal Comp and Cook Inlet Alternative Risk LLC. The existing managing general agency agreement entered into in 2008 was terminated as part of the new agreement and will enable us to reduce commissions on written premium generated from the renewal rights agreement. In accordance with FASB ASC 805-10 Business Combinations, we recorded a purchase price of $30.4 million primarily for goodwill and intangible assets consisting of distribution networks, renewal rights and a trademark. The intangible assets have a life of between 2 and 16 years and are included as a component of the Small Commercial Business segment.

Majestic

One of our subsidiaries and the Insurance Commissioner of the State of California, acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which we acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). On July 1, 2011, one of our subsidiaries entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $331.7 million on a gross basis (approximately $183.5 million on a net basis), without any aggregate limit, and certain contracts related to Majestic’s workers’ compensation business, including leases for Majestic’s California office space. In addition, we assumed 100% of the unearned premium reserve of approximately $26 million on all in-force Majestic policies. In connection with this transaction, we received approximately $224.5 million of cash and investments, which included $26 million for a reserve deficiency and also included the assignment of Majestic’s reinsurance recoverables of approximately $51.8 million. The Reinsurance Agreement also contains a profit sharing provision whereby we will pay Majestic up to 3% of net earned premium related to current Majestic policies that we renew in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less. The insurance premiums, which are included in our Small Commercial Business segment, have been recorded since the acquisition date and were approximately $43 million for the year ended December 31, 2011.

We have completed our purchase price accounting related to the Reinsurance Agreement and, in accordance with ASC 944-805 Business Combinations, we are required to adjust to fair value Majestic’s loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. We determined the fair value of the loss reserves to be $328.9 million. Accordingly, the amortization will be recorded as an expense on our income statement until fully amortized.

In consideration for our assumption of (i) Majestic’s losses and loss adjustment expenses under its workers’ compensation insurance policies pursuant to the Reinsurance Agreement and (ii) Majestic’s leases for its California offices, pursuant to the Purchase Agreement, we acquired the right to offer, quote and solicit the renewals of in-force workers’ compensation policies written by Majestic, certain assets required to conduct such business, including intellectual property and information technology, certain fixed assets, and the right to offer employment to Majestic’s California-based employees.

As a result of entering into the Purchase Agreement, in accordance with FASB ASC 805 Business Combinations, we recorded $3.9 million of intangible assets related to distribution networks and trademarks. The distribution networks have a life of 13 years and the trademarks have a life of two years. Additionally, we recorded a liability for approximately $0.4 million related to an unfavorable lease assumed in the transaction and a liability for approximately $0.8 million related to the above mentioned profit sharing provision.

BTIS

In December 2011, we acquired the California-based Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”), an insurance wholesaler and general agent specializing in insurance policies and bonds for small artisan contractors. Our initial purchase price was $5.0 million, which does not include potential incentives to the sellers based on future profitability of the business. The transaction did not have a material impact on our results of operations or financial condition in 2011.

Warrantech

In August 2010, we, through our wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech Corporation and its subsidiaries (“Warrantech”) from WT Acquisition Holdings, LLC for approximately $7.5 million in cash and an earnout payment to the sellers of a minimum of $2.0 million and a maximum and $3.0 million based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013. Prior to the acquisition, we had a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC and a $20 million senior secured note due January 31, 2012 issued to us by Warrantech. Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in principal amount equal to the interest not paid in cash on such date.

Immediately prior to the consummation of this transaction, WT Acquisition Holdings, LLC redeemed our preferred units that had represented our 27% equity interest in that entity. In addition, immediately following the transaction, AMT Warranty Corp. was recapitalized and we contributed our note receivable from Warrantech in the approximate amount of $24.1 million to AMT Warranty Corp. in exchange for Series A preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), of AMT Warranty Corp. valued at $24.1 million. We also received additional shares of Series A Preferred Stock such that the total value of our 100% preferred share ownership in AMT Warranty Corp. is equivalent to $50.7 million. Lastly, AMT Warranty Corp. issued 20% of its issued and outstanding common stock to the Chairman of Warrantech, which had a fair value of $6.9 million as determined using both a market and an income approach. Given our preference position, absent our waiver, we will be paid distributions on our Series A Preferred Stock before any common shareholder would be entitled to a distribution on the common stock.

As a result, the ultimate acquisition price of Warrantech was $48.9 million and we recorded goodwill and intangible assets of approximately $69.7 million and $29.6 million, respectively. We incurred less than $0.1 million of costs related to the acquisition. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The results of operations from Warrantech, which are included in our Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $53 million and $17 million for the years ended December 31, 2011 and 2010, respectively.

Risk Services

During June 2010, we completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”). The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC. The Risk Services entities have offices in Florida, Vermont and the District of Columbia and are broadly licensed.

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

In accordance with FASB ASC 805, Business Combinations, our total consideration paid for Risk Services was $11.7 million, which included cash of $11.1 million and a value of $0.6 million that was assigned for the redeemable non-controlling interest. We assigned a value of approximately $5.0 million to intangible assets and $5.0 million to goodwill. The intangible assets consisted of trade names, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years. The results of operations from Risk Services, which are included in our Small Commercial Business segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $7 million for each of the years ended December 31, 2011 and 2010.

Strategic Investments

Investment in ACAC

During 2010, we completed our strategic investment in American Capital Acquisition Corporation (“ACAC”). We formed ACAC with The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverage includes standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). Michael Karfunkel, individually, and the Trust, which is controlled by Michael Karfunkel, own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of approximately $53.0 million, which was equal to 25% of the capital initially required by ACAC, 53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action in the absence of our appointees and ACAC may not take certain corporate actions without the unanimous prior approval of its board of directors (including our appointees).

We, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, which are payable, annually on March 1 through March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. Our proportionate share of such deferred payments will not exceed $15.0 million. In addition, in connection with our investment, ACAC will grant us a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded $7.9 million and $25.3 million of income during the years ended December 31, 2011 and 2010, respectively related to our equity investment in ACAC.

Personal Lines Quota Share

We, effective March 1, 2010, reinsure 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. We have a 20% participation in the Personal Lines Quota Share, by which we receive 10% of the net premiums of the personal lines business and assume 10% of the related net losses. The Personal Lines Quota Share has an initial term of three years and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to TIC to $121 million during calendar year 2011 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, we assumed $102.6 million and $82.3 million of business from the GMACI Insurers during the years ended December 31, 2011 and 2010, respectively.

Information Technology Services Agreement

We provide ACAC and its affiliates information technology development services in connection with the development of a policy management system at a price of cost plus 20% pursuant to a Master Services Agreement with GMAC Insurance Management Corporation, a wholly-owned subsidiary of ACAC. In addition, as consideration for a license for ACAC and its affiliates to use that system, we receive a license fee in the amount of 1.25% of gross premiums of ACAC and its affiliates plus our costs for support services. We recorded approximately $4.0 million and $2.0 million of fee income for the years ended December 31, 2011 and 2010, respectively, related to this agreement.

Asset Management Agreement

We manage the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We currently manage approximately $0.7 billion of assets as of December 31, 2011. As a result of this agreement, we earned approximately $1.6 million and $1.5 million of investment management fees for the years ended December 31, 2011 and 2010, respectively.

As a result of the above service agreements with ACAC, we recorded fees totaling approximately $5.6 million and $3.5 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the outstanding balance receivable by ACAC related to these service fees and reimbursable costs was approximately $1.1 million.

Life Settlement Contracts

A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, LTD., an entity controlled by Michael Karfunkel, for the purposes of acquiring additional life settlement contracts. We have a fifty percent ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). Tiger may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policy, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. Under the terms of an agreement for Tiger, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide for certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with our 21.25% ownership percentage of ACAC, we ultimately receive 60.6% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by- instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. We determine fair value on a discounted cash flow basis of anticipated death benefits, incorporating current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.

Total capital contributions of approximately $43 million and $22 million were made to the LSC entities during the years ended December 31, 2011 and 2010, respectively, for which we contributed our fifty percent ownership share of approximately $21.5 million and $11 million in those same periods. The LSC entities used a majority of the contributed capital to acquire certain life insurance policies of approximately $26.4 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively. Our investments in life settlements and cash value loans were approximately $136.8 million and $31.5 million as of December 31, 2011 and 2010, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded other income for the years ended December 31, 2011 and 2010 of approximately $46.9 million and $11.9 million, respectively, related to the life settlement contracts.

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

Net Earned Premium.  Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2011 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2011 and the other half in 2012. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 23 months, but range in duration from one month to 120 months.

Ceding Commission Revenues.  Ceding commission is a commission we receive from ceding gross written premium to third-party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commission, we receive a ceding commission of 30% or 34.375%, based on the business ceded. Prior to April 1, 2011, we received a ceding commission of 31% or 34.375%, based on the business ceded. Additionally, for European medical liability business ceded to Maiden Insurance, Maiden Insurance pays us a 5% ceding commission, and we earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. We allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

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

Service and Fee Income.  We currently generate service and fee income from the following sources:

•	Product warranty registration and service — Our Specialty Risk and Extended Warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third parties.
•	Servicing carrier — We act as a servicing carrier for workers’ compensation assigned risk plans in eight states. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties.
•	Management services — We provide services to insurance consumers, traditional insurers and insurance producers by offering flexible and cost effective alternatives to traditional insurance tools in the form of various risk retention groups and captive management companies, as well as management of workers’ compensation and commercial property programs.
•	Installment and reinstatement fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved.
•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.
•	Asset management services — We currently manage the investment portfolios of Maiden and ACAC for which we receive a management fee.
•	Information technology services — We provide information technology services to ACAC and its affiliates for a fee.

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

Gain on Investment in Life Settlement Contracts.  The gain on investment in life settlement contracts includes the gain on acquisition of life settlement contracts, the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. We determine fair value based upon the discounted cash flow of the anticipated death benefits, incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain realized upon mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain on investment in life settlement contracts to our segments based on net written premium by segment.

Other Expense.  Other expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which we engage, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities, such as those generated by Warrantech and Risk Services.

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

Premiums.  We recognize insurance premiums, other than in our Specialty Risk and Extended Warranty segment, as earned on the straight-line basis over the contract period. Insurance premiums on Specialty Risk and Extended Warranty business are earned based on estimated program coverage periods. We base these estimates on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, and we revise these estimates based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. We base premium adjustments on contracts and audit premiums on estimates made over the contract period. We also estimate an allowance for doubtful accounts based on a percentage of premium. We review our bad debt write-offs at least annually and adjust our premium percentage as required. Allowance for doubtful accounts were approximately $11.7 million and $10.4 million at December 31, 2011 and 2010, respectively.

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

Life Settlement profit commission.  Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, and we have elected to account for our investment in life settlements using the fair value method. We retain a third party service provider to perform certain administration functions to effectively manage these life settlement contracts and a portion of their fee is contingent on the overall profitability of the life settlement contracts. We accrue the related profit commission on life settlements at fair value, in relation to life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract. In addition, we accrue a best estimate in relation to profit commission due on certain life settlement contracts acquired subsequent to December 31, 2010 as no contractual relationship currently exists.

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

We believe this method, by which we track the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. Loss development factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2011 should develop similarly to losses incurred in 2010 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0%, we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, we have not experienced material variability in our loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. For example, as of December 31, 2011, the average cost per workers’ compensation claim was $11,871, which was a 4.3% increase over the claims severity from 2001 – 2010 of $11,377. In 2011, claims frequency (number of claims per $1.0 million of payroll) decreased to .972 from .979, a decrease of 0.7%, for the period between 2001 and 2011.

In the event of a 5% increase in claims frequency as measured by our insureds’ payroll, which we believe is the most important assumption regarding our business, our loss reserves as of December 31, 2011 would be understated by $16.3 million and would result in an after tax reduction in shareholders’ equity of $10.6 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, our loss and loss adjustment expense reserves would be understated by $8.8 million and would result in an after tax reduction in shareholders’ equity of $5.7 million.

On a quarterly basis, at a minimum, and in some cases more frequently, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2009, our liabilities for unpaid losses and LAE attributable to prior years decreased by $4.8 million primarily as result of favorable development in the Small Commercial Business segment, partially offset by unfavorable development from our involuntary participation in NCCI pools. In 2010, our liabilities for unpaid losses and LAE attributable to prior years increased by $7.9 million primarily as result of unfavorable loss development, in our Specialty Program segment. In 2011, our liabilities for unpaid losses and LAE attributable to prior years increased by $12.5 million primarily as result of higher actuarial estimates based on actual losses in our Specialty Program segment. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Item 1A. Risk Factors” and “Item 1. Business — Loss Reserves.”

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

As of December 31, 2011, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $2.9 million or $1.9 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $2.9 million or $1.9 million after tax.

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

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2011, 2010 and 2009, we recorded impairment write-downs of $4.4 million, $21.2 million and $24.8 million, respectively after determining that certain of our investments were OTTI.

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

Results of Operations

Consolidated Results of Operations

	December 31,
	2011	2010	2009
	(Amounts in Thousands)
Gross written premium	$2,150,472	$1,560,822	$1,198,946
Net written premium	$1,276,597	$827,226	$643,426
Change in unearned premium	(239,736)	(81,567)	(69,544)
Net earned premium	1,036,861	745,659	573,882
Ceding commission – primarily related party	153,953	138,261	113,931
Service and fee income (related parties $16,700; $12,322; $8,622)	108,660	62,067	30,690
Net investment income	55,515	50,517	55,287
Net realized gain (loss) on investments	2,768	5,953	(33,579)
Total revenue	1,357,757	1,002,457	740,211
Loss and loss adjustment expense	678,333	471,481	327,771
Acquisition costs and other underwriting expenses	398,404	302,809	244,279
Other	86,611	56,403	22,232
Total expenses	1,163,348	830,693	594,282
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	194,409	171,764	145,929
Other income (expense):
Foreign currency (loss) gain	(2,418)	684	2,459
Interest expense	(16,079)	(12,902)	(16,884)
Acquisition gain on purchase	5,850	—	—
Net gain on investment in life settlement contracts	46,892	11,855	—
Total other income (expense)	34,245	(363)	(14,425)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	228,654	171,401	131,504
Provision for income taxes	42,372	47,053	27,459
Income before equity in earnings (loss) of unconsolidated subsidiaries and minority interest	186,282	124,348	104,045
Equity in earnings (loss) of unconsolidated subsidiaries – related parties	7,871	24,044	(822)
Net income	194,153	148,392	103,223
Non-controlling interest	(23,719)	(5,927)	—
Net income attributable to AmTrust Financial Services, Inc.	$170,434	$142,465	$103,223
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	$(4,411)	$(21,196)	$(24,778)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(4,411)	(21,196)	(24,778)
Other net realized gain (loss) on investments	7,179	27,149	(8,801)
Net realized investment gain (loss)	$2,768	$5,953	$(33,579)

Consolidated Results of Operations 2011 Compared to 2010

Gross Written Premium.  Gross written premium increased $589.5 million, or 37.8%, to $2,150.4 million from $1,560.9 million for the years ended December 31, 2011 and 2010, respectively. The increase of $589.5 million was attributable to growth across all segments. Gross written premium increased in our Small Commercial Business segment by $143.8 million, resulting primarily from increases in policy counts, new product offerings and the Majestic acquisition. The increase in Specialty Risk and Extended Warranty business of $308.0 million resulted primarily from growth in new programs in the U.S. and Europe, as well as our European medical liability business. The increase in our Specialty Program segment of $117.4 million resulted largely from new program additions. We also benefited from participating in the Personal Lines Quota share with the GMACI Insurers for all of 2011 compared to ten months in 2010, which resulted in an additional $20.3 million of assumed gross written premium.

Net Written Premium.  Net written premium increased $449.4 million, or 54.3%, to $1,276.6 million from $827.2 million for the years ended December 31, 2011 and 2010, respectively. The increase by segment was: Small Commercial Business — $112.6 million; Specialty Risk and Extended Warranty — $253.5 million; Specialty Program — $63.0 million; and Personal Lines — $20.3 million. Net written premium increased for the year ended December 31, 2011 compared to the same period in 2010 due to the increase in gross written premium in 2011 compared to 2010, as well as the reduction in the percentage of our European medical liability business ceded to reinsurers from 80% to 40%, which became effective April 1, 2011.

Net Earned Premium.  Net earned premium increased $291.3 million, or 39.1%, to $1,037.0 million from $745.7 million for the years ended December 31, 2011 and 2010, respectively. The increase by segment was: Small Commercial Business — $67.9 million; Specialty Risk and Extended Warranty — $143.2 million; Specialty Program — $31.1 million; and Personal Lines — $49.1 million.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 30% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden. The ceding commission earned during the year ended December 31, 2011 and 2010 was $154.0 million and $138.3 million, respectively. Ceding commission increased period over period as a result of increased premium writings. Additionally, effective April 1, 2011, we entered into a 40% quota share reinsurance agreement with Maiden covering our European medical liability business by which we receive a five percent ceding commission. Prior to April 1, 2011, this business was ceded to another reinsurer.

Service and Fee Income.  Service and fee income increased $46.5 million, or 74.9%, to $108.6 million from $62.1 million for the years ended December 31, 2011 and 2010, respectively. The increase was attributable primarily to incremental fees of approximately $36 million generated by Warrantech, which was acquired during the third quarter of 2010 as well as an increase of approximately $4 million in fees derived by services we provide to ACAC and Maiden.

Net Investment Income.  Net investment income increased $5.0 million, or 10.0%, to $55.5 million from $50.5 million for the years ended December 31, 2011 and 2010, respectively. In the year ended December 31, 2010, investment income benefited from the inclusion of $2.6 million of interest income related to a note receivable due from Warrantech before it was acquired during the third quarter of 2010. Absent this item, investment income increased $7.6 million as a result of a higher amount of invested assets period over period, which included the cash and investments acquired in the Majestic transaction.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments were $2.8 million, compared to net realized gains of $5.9 million for the year ended December 31, 2011 and 2010, respectively. The decrease in realized gains of investments related to lower trading activity of equity securities in 2011 as we have deemphasized equity investments in our overall investment portfolio. The net realized gains were inclusive of non-cash impairment writedowns of $4.4 million and $21.2 million in 2011 and 2010, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $206.8 million, or 43.8%, to $678.3 million for the year ended December 31, 2011 from $471.5 million for the year ended December 31, 2010. Our loss ratio for the years ended December 31, 2011 and 2010 was 65.4% and 63.2%, respectively. The increase in the loss ratio in 2011 resulted from higher current year accident selected ultimate losses as compared to selected ultimate losses from the prior year.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $95.6 million, or 31.6%, to $398.4 million for the year ended December 31, 2011 from $302.8 million for the year ended December 31, 2010. Our expense ratio increased to 23.6% in 2011 from 22.1% in 2010 and resulted from a reduction in the percentage of Maiden ceding commission earned in 2011 which was 27.5% compared to 31.3% in 2010.

Other.  Other expenses increased $30.2 million, or 53.5%, to $86.6 million for the year ended December 31, 2011 from $56.4 million for the year ended December 31, 2010. The increase was the result, primarily, of the inclusion of Warrantech’s results for all of 2011 compared to five months in 2010.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries.  Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $22.6 million, or 13.1%, to $194.4 million from $171.8 million for the years ended December 31, 2011 and 2010, respectively. The increase from 2010 to 2011 resulted primarily from higher net earned premium and increased service and fee income offset, partially, by higher loss and loss adjustment expenses and other insurance general and administrative expense.

Interest Expense.  Interest expense for the years ended December 31, 2011 and 2010 was $16.1 million and $12.9 million, respectively. The increase in interest expense was primarily attributable to higher average outstanding debt balances in 2011 compared to 2010. The increase in average debt balances for 2011 relate to our revolving credit facility we entered into during January 2011, which replaced our now terminated $40 million term loan, a secured loan agreement we entered into in February 2011 and the reduction of the principal amount of our $30 million promissory note.

Acquisition Gain on Purchase.  We recorded a gain of $5.9 million in 2011 related to the acquisition of Majestic’s workers’ compensation renewal rights acquisition and loss portfolio transfer in 2011.

Net Gain on Investment in Life Settlement Contracts.  Gain on investment in life settlement contracts increased $35.0 million, or 294%, to $46.9 million from $11.9 million for the years ended December 31, 2011 and 2010, respectively, and primarily resulted from the gain realized upon a mortality event in 2011 and the acquisition of a higher number of life settlement contracts that were purchased by or surrendered to us in satisfaction of premium finance loans during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Provision for Income Tax.  Income tax expense for the year ended December 31, 2011 was $42.4 million, which resulted in an effective tax rate of 18.5%. Income tax expense for the year ended December 31, 2010 was $47.1 million, which resulted in an effective tax rate of 27.5%. The decrease in our effective rate resulted primarily from increases in tax exempt interest and foreign source income not subject to tax for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Equity in Earnings of Unconsolidated Subsidiaries — Related Parties.  Equity in earnings of unconsolidated subsidiaries — related parties decreased by $16.2 million for the year ended December 31, 2011 to $7.8 million. The majority of the decrease related to the initial acquisition gain on ACAC of $10.4 million we recognized during the year ended December 31, 2010 that was adjusted downward during the year ended December 31, 2011 by $3.6 million. Absent this adjustment for purchase price accounting, earnings related to ACAC decreased to $11.4 million in 2011 from $14.9 million in 2010 and resulted primarily from higher loss ratios on the GMACI Business.

Consolidated Results of Operations 2010 Compared to 2009

Gross Written Premium.  Gross written premium increased $362.0 million, or 30.2%, to $1,560.9 million from $1,198.9 million for the years ended December 31, 2010 and 2009, respectively. The increase of $362.0 million was primarily attributable to growth in our Specialty Risk and Extended Warranty segment of

$287.2 million. The increase in Specialty Risk and Extended Warranty business resulted primarily from new coverage plans in the U.S. and Europe, as well as additional premiums from growth in our European business related to general liability, employers’ liability and professional and medical liability business generated by new underwriting teams who joined us in 2009 and 2010. Additionally, gross written premium increased by $82.3 million in 2010 as a result of business assumed from the GMACI Insurers pursuant to the Personal Lines Quota share.

Net Written Premium.  Net written premium increased $183.8 million, or 28.6%, to $827.2 million from $643.4 million for the years ended December 31, 2010 and 2009, respectively. The increase (decrease), by segment, was: Small Commercial Business — $(12.4) million; Specialty Risk and Extended Warranty — $116.5 million; Specialty Program — $(2.6) million; and Personal Lines — $82.3 million.

Net Earned Premium.  Net earned premium increased $171.8 million, or 29.9%, to $745.7 million from $573.9 million for the years ended December 31, 2010 and 2009, respectively. The increase (decrease) by segment was: Small Commercial Business — $13.4 million; Specialty Risk and Extended Warranty —  $113.4 million; Specialty Program — $(4.4) million; and Personal Lines — $49.4 million.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2010 and 2009 was $138.3 million and $113.9 million, respectively. Ceding commission increased period over period as a result of increased premium writings, which were partially offset by an increase in the percentage of business ceded at 31% instead of 34.375% in 2010 compared to 2009.

Service and Fee Income.  Service and fee income increased $31.4 million, or 102.3%, to $62.1 million from $30.7 million for the years ended December 31, 2010 and 2009, respectively. The increase was attributable primarily to fees of approximately $24.7 million generated from Warrantech and Risk Services, which were acquired in 2010, as well as $2.9 million of incremental fees from ACAC in 2010.

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

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $143.7 million, or 43.8%, to $471.5 million for the year ended December 31, 2010 from $327.8 million for the year ended December 31, 2009. Our loss ratio for the years ended December 31, 2010 and 2009 was 63.2% and 57.1%, respectively. The increase in the loss ratio in 2010 resulted from higher actuarial estimates based on current year actual losses and was not the result of any increase in the frequency or severity of losses. Additionally, the loss ratio in 2009 benefited from the effect of a one-time $11.8 million benefit to the Specialty Risk and Extended Warranty segment related to the 2009 acquisition of AHL.

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

Provision for Income Tax.  Income tax expense for the year ended December 31, 2010 was $47.1 million, which resulted in an effective tax rate of 27.5%. Income tax expense for the year ended December 31, 2009 was $27.5 million, which resulted in an effective tax rate of 20.9%. The increase in our effective rate for the year ended December 31, 2010 resulted primarily from a one-time benefit in 2009 related to the acquisition of AHL in the first quarter of 2009.

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

Small Commercial Business Segment — Results of Operations

	December 31,
	2011	2010	2009
	(Amounts in Thousands)
Gross written premium	$609,822	$465,951	$469,627
Net written premium	$355,721	$243,146	$255,496
Change in unearned premium	(35,455)	9,296	(16,525)
Net earned premium	320,266	252,442	238,971
Ceding commission revenue – primarily related party	62,093	66,282	59,415
Loss and loss adjustment expense	201,921	154,442	137,525
Acquisition costs and other underwriting expenses	148,041	128,142	119,734
	349,962	282,584	257,259
Underwriting income	$32,397	$36,140	$41,127
Key Measures:
Net loss ratio	63.0%	61.2%	57.5%
Net expense ratio	26.8%	24.5%	25.2%
Net combined ratio	89.9%	85.7%	82.8%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$148,041	$128,142	$119,734
Less: Ceding commission revenue – primarily related party	62,093	66,282	59,415
	$85,948	$61,860	$60,319
Net earned premium	$320,266	$252,442	$238,971
Net expense ratio	26.8%	24.5%	25.2%

Small Commercial Business Segment Results of Operations 2011 Compared to 2010

Gross Written Premium.  Gross written premium increased $143.8 million, or 30.9%, to $609.8 million for the year ended December 31, 2011 from $466.0 million for the year ended December 31, 2010. The increase resulted primarily from new business associated with additional product offerings, workers’ compensation rate increases in New York and Florida, higher overall policy counts and an increase in California workers’ compensation production of approximately $43 million, as well as $26 million from the assumption of unearned premium in connection with the Majestic acquisition.

Net Written Premium.  Net written premium increased $112.6 million, or 46.3%, to $355.7 million from $243.1 million for the years ended December 31, 2011 and 2010, respectively. The increase in net premium resulted from an increase in gross written premium for the year ended December 31, 2011 compared to the year ended December 31, 2010, as well as the assumption of $26 million of unearned premium from Majestic.

Net Earned Premium.  Net earned premium increased $67.9 million, or 26.9%, to $320.3 million for the year ended December 31, 2011 from $252.4 million for the year ended December 31, 2010. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net premium written for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010, as well as the assumption of $26 million of unearned premium from Majestic in the second quarter of 2011, for which we earned approximately $24.4 million during 2011.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2011 and 2010 was $62.1 million and $66.3 million, respectively. The decrease related to a decline in the allocation to this segment of its proportionate share of our overall policy acquisition expense in 2011, which achieved proportionally less growth than our other segments in 2011, and from a reduction in the Maiden ceding commission percentage resulting from our amended quota share agreement, which became effective April 1, 2011.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $47.5 million, or 30.7%, to $201.9 million for the year ended December 31, 2011 from $154.4 million for the year ended December 31, 2010. Our loss ratio for the segment for the year ended December 31, 2011 increased to 63.0% from 61.2% for the year ended December 31, 2010. The increase in the loss ratio in the year ended December 31, 2011 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $19.9 million, or 15.5%, to $148.0 million for the year ended December 31, 2011 from $128.1 million for the year ended December 31, 2010. The expense ratio increased to 26.8% for the year ended December 31, 2011 compared to 24.5% for the year ended December 21, 2010. The increase in the expense ratio resulted primarily from a lower allocation of Maiden ceding commission to the segment during the year ended December 31, 2011 compared to the same period in 2010 and an increase in premium for this segment, resulting in a higher allocation of expenses to this segment.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio decreased to $32.4 million for the year ended December 31, 2011 compared to $36.1 million for the year ended December 31, 2010. This decrease resulted primarily from higher loss and loss adjustment expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010, as well as lower ceding commission earned in 2011 compared to 2010.

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

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio decreased $5.0 million, or 12.1%, to $36.1 million for the year ended December 31, 2010 from $41.1 million for the year ended December 31, 2009. The decrease resulted primarily from an increase in the segment’s loss ratio in 2010 compared to 2009.

Specialty Risk and Extended Warranty Segment — Results of Operations

	December 31,
	2011	2010	2009
	(Amounts in Thousands)
Gross written premium	$1,056,511	$748,525	$461,338
Net written premium	$615,563	$362,100	$245,604
Change in unearned premium	(168,798)	(58,517)	(55,378)
Net earned premium	446,765	303,583	190,226
Ceding commission revenue – primarily related party	57,648	48,015	25,909
Loss and loss adjustment expense	297,501	191,149	98,797
Acquisition costs and other underwriting expenses	137,442	98,547	55,551
	434,943	289,696	154,348
Underwriting income	$69,470	$61,902	$61,787
Key measures:
Net loss ratio	66.6%	63.0%	51.9%
Net expense ratio	17.9%	16.6%	15.6%
Net combined ratio	84.5%	79.6%	67.5%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$137,442	$98,547	$55,551
Less: Ceding commission revenue – primarily related party	57,648	48,015	25,909
	$79,794	$50,532	$29,642
Net earned premium	$446,765	$303,583	$190,226
Net expense ratio	17.9%	16.6%	15.6%

Specialty Risk and Extended Warranty Segment Results of Operations 2011 Compared to 2010

Gross Written Premium.  Gross written premium increased $308 million, or 41.1%, to $1,057 million for the year ended December 31, 2011 from $749 million for the year ended December 31, 2010. A majority of the increase related to growth in new and existing programs in our European business from warranty coverage of approximately $73 million, medical liability of approximately $61 million, general liability of approximately $19 million and professional liability of approximately $16 million. Additionally, the segment benefited from the underwriting of new programs in the U.S., and the assumption of unearned premium of $19 million from a new customer.

Net Written Premium.  Net written premium increased $253.5 million, or 70.0%, to $615.6 million from $362.1 million for the years ended December 31, 2011 and 2010, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2011 compared to gross written premium for the year ended December 31, 2010, as well as the reduction in the percentage of our European medical liability business ceded to reinsurers from 80% to 40% commencing in the second quarter of 2011.

Net Earned Premium.  Net earned premium increased $143.2 million, or 47.2%, to $446.8 million for the year ended December 31, 2011 from $303.6 million for the year ended December 31, 2010. As net premiums written are earned ratably over the term of a policy, which on average is 23 months, the increase resulted from growth in net written premium between 2010 and 2011. In addition, net earned premium increased as a result of our new reinsurance program for our European medical liability business.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2011 and 2010 was $57.6 million and $48.0 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense, which achieved proportionally more growth than certain other segments in 2011. Additionally, beginning on April 1, 2011, we entered into a 40% quota share reinsurance agreement with Maiden covering our European medical liability business by which we receive five percent ceding commission. Prior to April 1, 2011, this business was ceded to another reinsurer.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expense increased $106.4 million, or 55.7%, to $297.5 million for the year ended December 31, 2011 from $191.1 million for the year ended December 31, 2010. Our loss ratio for the segment for the year ended December 31, 2011 increased to 66.6% from 63.0% for the year ended December 31, 2010. The increase in the loss ratio in 2011 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years, as well as a shift of business mix within the segment.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $38.9 million, or 39.5%, to $137.4 million for the year ended December 31, 2011 from $98.5 million for the year ended December 31, 2010. The expense ratio increased to 17.9% for the year ended December 31, 2011 compared to 16.6% for the year ended December 31, 2010. The increase in the expense ratio resulted primarily from the allocation of a smaller percentage of Maiden ceding commission to the segment during year ended December 31, 2011 compared to the same period in 2010 and an increase in premium for this segment, resulting in a higher allocation of expenses to this segment.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased to $69.5 million for the year ended December 31, 2011 compared to $61.9 million for the year ended December 31, 2010. The increase was attributable primarily to higher earned premium that was partially offset by higher loss and loss adjustment expense.

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

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expense increased $92.3 million, or 93.4%, to $191.1 million for the year ended December 31, 2010 from $98.8 million for the year ended December 31, 2009. Our loss ratio for the segment for the year ended December 31, 2010 increased to 63.0% from 51.9% for the year ended December 31, 2009. The increase in the loss ratio resulted primarily from a one-time benefit of $11.8 million in 2009, which was recognized over the first half of 2009, related to the acquisition of AHL in 2009. Absent the one-time benefit, the loss ratio would have been 58.1%

for the twelve months ended December 31, 2009. The additional increase in the loss and loss adjustment expense ratio in the twelve months ended December 31, 2010 resulted primarily from higher actuarial estimates based on actual losses.

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

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased $0.1 million, or 0.2%, to $61.9 million for the year ended December 31, 2010 from $61.8 million for the years ended December 31, 2009. The slight increase was attributable primarily to higher premiums earned in 2010 offset by an increase in allocated policy acquisition costs and salary expense.

Specialty Program Segment — Results of Operations

	December 31,
	2011	2010	2009
	(Amounts in Thousands)
Gross written premium	$381,541	$264,051	$267,981
Net written premium	$202,715	$139,685	$142,326
Change in unearned premium	(31,340)	568	2,359
Net earned premium	171,375	140,253	144,685
Ceding commission revenue – primarily related party	34,212	23,964	28,607
Loss and loss adjustment expense	114,685	94,261	91,449
Acquisition costs and other underwriting expenses	81,568	60,071	68,994
	196,253	154,332	160,443
Underwriting income	$9,334	$9,885	$12,849
Key measures:
Net loss ratio	66.9%	67.2%	63.2%
Net expense ratio	27.6%	25.7%	27.9%
Net combined ratio	94.6%	93.0%	91.1%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$81,568	$60,071	$68,994
Less: Ceding commission revenue – primarily related party	34,212	23,964	28,607
	$47,356	$36,107	$40,387
Net earned premium	$171,375	$140,253	$144,685
Net expense ratio	27.6%	25.7%	27.9%

Specialty Program Segment Results of Operations 2011 Compared to 2010

Gross Written Premium.  Gross written premium increased $117.4 million, or 44.5%, to $381.5 million for the year ended December 31, 2011 from $264.1 million for the year ended December 31, 2010. The increase in gross written premium related primarily to an increase in new and existing programs of approximately $192 million, including commercial auto and general liability programs, excess and surplus lines programs and public entity programs. The increases were offset by declines in other programs as a result of our maintenance of our pricing and administrative discipline, which resulted in the termination of certain programs representing approximately $73 million, of which three programs represented approximately 81% of this decrease. Additionally, we experienced a decrease of approximately $1.6 million in business we wrote on behalf of HSBC Insurance Company of Delaware pursuant to a 100% fronting arrangement we entered into in connection with our acquisition of WIC, which is now in run-off.

Net Written Premium.  Net written premium increased $63.0 million, or 45.1%, to $202.7 million for the year ended December 31, 2011 from $139.7 million for the year ended December 31, 2010. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2011 compared to gross written premium for the year ended December 31, 2010.

Net Earned Premium.  Net earned premium increased $31.1 million, or 22.2%, to $171.4 million for the year ended December 31, 2011 from $140.3 million for the year ended December 31, 2010. The segment experienced a majority of the net written premium increase in the second half of 2011. As a result, the increase in net earned premium was not in proportion to the increase in gross written premiums. As premiums earn ratably primarily over a twelve month period, the increase in net premium earned resulted from higher net premium written for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2011 and 2010 was $34.2 million and $24.0 million, respectively. The increase related primarily to an increase in earned premium and a shift in the mix of the programs written during the periods. The policy acquisition costs for certain programs that we wrote in 2011 are greater relative to earned premiums from programs that were in place in 2010. Therefore, we allocated more ceding commission to the segment. In addition, this segment achieved proportionally more growth as compared to certain other segments.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $20.4 million, or 21.7%, to $114.7 million for the year ended December 31, 2011 compared to $94.3 million for the year ended December 31, 2010. The loss ratio for the segment was consistent year over year and was 66.9% compared to 67.2% for the years ended December 31, 2011 and 2010, respectively. Current accident year selected ultimate losses were similar to selected ultimate losses from the prior accident years, resulting in a flat loss ratio for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $21.5 million, or 35.8%, to $81.6 million for the year ended December 31, 2011 from $60.1 million for the year ended December 31, 2010. The expense ratio increased to 27.6% for the year ended December 31, 2011 from 25.7% for the year ended December 31, 2010. The increase in the expense ratio was attributable to the allocation to this segment of a higher proportion of our unallocated expenses as a result of the increase in premium compared to the year ended December 31, 2010, but was partially offset by a decline in acquisition costs resulting from the assumption of certain business from an arrangement we fronted in 2010.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio were $9.3 million and $9.9 million for the years ended December 31, 2011 and 2010, respectively. The majority of the decrease of $0.6 million resulted from an increase in the expense ratio.

Specialty Program Segment Results of Operations 2010 Compared to 2009

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

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio were $9.9 million and $12.8 million for the years ended December 31, 2010 and 2009, respectively. The decrease of $2.9 million resulted primarily from an increase to the loss ratio period over period.

Personal Lines Reinsurance Segment — Results of Operations

	December 31,
	2011	2010
	(Amounts in Thousands)
Gross written premium	$102,598	$82,295
Net written premium	102,598	82,295
Change in unearned premium	(4,143)	(32,914)
Net earned premium	98,455	49,381
Ceding commission revenue – primarily related party	—	—
Loss and loss adjustment expense	64,226	31,629
Acquisition costs and other underwriting expenses	31,353	16,049
	95,579	47,678
Underwriting income	$2,876	$1,703
Key measures:
Net loss ratio	65.2%	64.1%
Net expense ratio	31.8%	32.5%
Net combined ratio	97.1%	96.6%

We began assuming commercial auto business from the GMACI Insurers effective March 1, 2010 pursuant to the Personal Lines Quota Share. We assumed $102.6 million and $82.3 million of premium from the GMACI Insurers for the years ended December 31, 2011 and 2010, respectively. The increase in 2011 related primarily to assuming business for twelve months in 2011 compared to ten months in 2010. Net earned premium increased in 2011 compared to 2010 due to the earning cycle of assumed premium written in 2010 and earned in 2011. Loss and loss adjustment expense increased 103.1% in 2011 compared to 2010 and increased proportionally with net earned premium. The increase in the net loss ratio in 2011 from 2010 resulted primarily from higher actuarial estimates based on actual losses. The decrease in the net expense ratio in 2011 compared to 2010 resulted from the sliding scale commission structure, by which the ceding commission payable to GMACI decreases as the loss ratio increases.

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

Our investment portfolio, including cash and cash equivalents, increased $519.9 million, or 35.6%, to $1,980.2 million at December 31, 2011 from $1,460.3 million as of December 31, 2010 (excluding $14.6 million and $21.5 million of other investments, respectively). Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. This increase is attributable to cash flow from operations, the cash proceeds we received upon issuance of our convertible senior notes in December 2011 and the investments received from the Majestic loss portfolio transfer. Our fixed maturity securities, gross, as of December 31, 2011, had a fair value of $1,394.2 million and an amortized cost of $1,382.9 million. Our equity securities are reported at fair value and were $35.6 million with a cost of $34.0 million as of December 31, 2011. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of our life settlement contracts and other investments is summarized in the table below by type of investment:

	December 31, 2011		December 31, 2010
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	(Amounts in Thousands)
Cash, cash equivalents and restricted cash	$421,837	21.3%	$201,949	13.8%
Time and short-term deposits	128,565	6.5	32,137	2.2
U.S. treasury securities	53,274	2.7	82,447	5.6
U.S. government agencies	6,790	0.3	7,162	0.5
Municipals	275,017	13.9	66,676	4.6
Commercial mortgage back securities	150	—	2,076	0.1
Residential mortgage back securities:
Agency backed	364,000	18.4	546,098	37.4
Non-agency backed	7,664	0.4	8,591	0.6
Asset backed securities	—	—	2,687	0.2
Corporate bonds	687,348	34.7	493,076	33.8
Preferred stocks	4,314	0.2	7,037	0.5
Common stocks	31,286	1.6	10,375	0.7
	$1,980,245	100.0%	$1,460,311	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2011 and 2010, as rated by Standard and Poor’s.

	2011	2010
U.S. Treasury	3.2%	2.5%
AAA	12.5	55.3
AA	39.7	4.6
A	23.0	20.8
BBB, BBB+, BBB-	20.1	13.2
BB, BB+, BB-	0.8	2.7
B, B+, B-	0.4	0.1
Other (includes securities rated CC, CCC, CCC- and D)	0.3	0.8
Total	100.0%	100.0%

The decrease in the percentage of our fixed maturity securities we owned having a credit quality of AAA in 2010 to 2011 was due to the downgrading of the U.S. credit rating to AA+ in 2011 by Standard & Poor’s.

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	2.31	3.3	2.77	6.9
U.S. government agencies	4.12	2.9	4.82	2.9
Foreign government	3.98	5.6	4.30	2.1
Corporate bonds	4.38	3.7	4.01	3.1
Municipals	4.18	5.4	5.32	10.5
Mortgage and asset backed	3.68	2.6	3.78	3.3

As of December 31, 2011, the weighted average duration of our fixed income securities was 3.7 years and had a yield of 4.1%.

Other investments represented approximately 1.0% and 1.5% of our total investment portfolio as of December 31, 2011 and 2010, respectively. At December 31, 2011, other investments consisted primarily of limited partnerships or hedge funds totaling $13.2 million and an annuity of $1.4 million. At December 31, 2010, other investments consisted primarily of limited partnerships or hedge funds totaling $15.1 million, an annuity of $1.4 million and miscellaneous investments totaling $5.0 million.

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

The impairment charges of our fixed-maturities and equity securities for the years ended December 31, 2011, 2010 and 2009 are presented in the table below:

	2011	2010	2009
	(Amounts in Thousands)
Equity securities	$937	$10,656	$20,639
Fixed maturity securities	3,474	10,540	4,139
	$4,411	$21,196	$24,778

In addition to the other-than-temporary impairment of $4.4 million recorded during the year ended December 31, 2011, we had $41.3 million of gross unrealized losses, of which $3.7 million related to marketable equity securities and $37.6 million related to fixed maturity securities as of December 31, 2011.

Corporate bonds represent 49% of the fair value of our fixed maturities and 97% of the total unrealized losses of our fixed maturities. We own 232 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 9%, 37% and 3%, respectively, and 8%, 85% and 4% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. Within our portfolio of equity securities, 11 common stocks comprised $3.6 million, or 97%, of the unrealized loss. We own 3 securities in the financial sector that represent 12% of the fair market value and 42% of our unrealized losses. We own 3 securities in the industrial sector that represent approximately 5% of the fair market value and approximately 35% our unrealized losses. We own 3 securities in the consumer products sector that have approximately 3% of the fair value and approximately 12% of the unrealized losses. We also own 2 securities in the healthcare sector that represent approximately 1% of the fair market value and 8% of our unrealized losses. The duration of these impairments ranges from 1 to 24 months. The remaining securities in a loss position are not considered individually significant and accounted for 3% of our unrealized losses. We believe these securities will recover and that we have the ability and intent to hold them to recovery.

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2011:

	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$4,211	$(648)	7	$4,573	$(3,021)	17	$8,784	$(3,669)
U.S. treasury securities	7,523	(257)	4	773	—	1	8,296	(257)
Municipal bonds	43,452	(452)	10	4,098	(61)	1	47,550	(513)
Corporate bonds:
Finance	221,950	(13,250)	81	104,461	(18,668)	17	326,411	(31,918)
Industrial	35,105	(2,125)	11	2,500	(865)	1	37,605	(2,990)
Utilities	21,483	(1,261)	9	5,766	(457)	1	27,249	(1,718)
Commercial mortgage backed securities	150	—	2	—	—	—	150	—
Residential mortgage backed securities:
Agency backed	31,986	(58)	9	—	—	—	31,986	(58)
Non-agency backed	7,641	(216)	1	22	(6)	1	7,663	(222)
Total temporarily impaired	$373,501	$(18,267)	134	$122,193	$(23,078)	39	$495,694	$(41,345)

There are 173 securities at December 31, 2011 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. In 2011, we issued ten-year, $175.0 million convertible senior notes (the $25.0 million overallotment was issued in January 2012) and entered into a three-year, $150 million credit facility that was initially used to pay off the remaining principal balance of a then outstanding $40 million term loan.

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our Insurance Subsidiaries, as well as for payment of claims and operating expenses, payment of interest and principal on debt facilities and other holding company expenses for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

The laws of the jurisdictions in which our Insurance Subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2011 and 2010, respectively, the Insurance Subsidiaries would have been permitted to pay dividends in the aggregate of approximately $306.1 million and $253.0 million, respectively. Our Insurance Subsidiaries paid dividends to us of $5.8 million in 2011. There were $5.0 million and $4.5 million of dividends paid in 2010 and 2009, respectively. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in “Item 1. Business — Regulation”, in “Item 1A. Risk Factors” and in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities — Dividend Policy” appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $313.1 million, $409.6 million and $569.9 million in 2009, 2010 and 2011, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,460.3 million (excluding $21.5 million of other investments) at December 31, 2010 to $1,980.2 million (excluding $14.6 million of other investments) at December 31, 2011. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We also purchase life settlement contracts which require us to make premium payments on individual life insurance policies to maintain the policies. We seek to manage the funding of premium payments required. Historically, we have funded these premium payments from operations. We presently expect to maintain sufficient cash flow from operations to meet future premium payments.

Comparison of Years Ended December 31, 2011 and 2010

Net cash provided by operating activities was approximately $295 million for the year ended December 31, 2011, compared to $26 million for the same period in 2010. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2011 compared to 2010. Additionally, we had increased cash collections in 2011 related to the earning of the tail end of premium written in 2010 for Specialty Risk and Extended Warranty segment policies that generally have a longer policy life and therefore a longer cash collection cycle. The increase was partially offset by earnings from our equity investment in ACAC and gains from our investment in life settlement contracts, which were non-cash.

Net cash used in investing activities was $97 million for the year ended December 31, 2011. Net cash used in investing activities was $210 million for the year ended December 31, 2010. In 2011, net cash used in investing activities primarily included approximately $44 million for the net purchase of fixed and equity securities, approximately $53 million for the acquisition of and premium payments for life settlement contracts, approximately $39 million for capital expenditures and approximately $30 million for the Cardinal Comp acquisition, and was partially offset by the net receipt of cash in the approximate amount of $44 million obtained in the acquisition of Luxembourg captives and approximately $29 million obtained as part of the loss portfolio transfer from Majestic. In 2010, major components of net cash provided by investing activities included an equity investment in ACAC of $53 million, acquisitions of Warrantech and Risk Services of $20 million, net purchases of investments for $105 million and capital expenditures of $15 million.

Net cash provided by financing activities was $19 million for the year ended December 31, 2011 compared to net cash used in 2010 of $150 million. In 2011, cash provided by financing activities primarily included the receipt of $175 million from the issuance of our convertible senior notes and the contribution of approximately $25 million from non-controlling interests to our subsidiaries partially offset by the repayment on repurchase agreements in the amount of approximately $156 million, dividend payments of approximately $20 million and principal payment of debt obligations of approximately $15 million. In 2010, cash provided by financing activities included $175 million received from entering into repurchase agreements and capital contributions to a subsidiary of $11 million, partially offset by principal payments on debt of $21 million and dividend payments of $17 million.

Other Material Changes in Financial Position

	December 31,
	2011	2010
	(Amounts in Thousands)
Selected Assets:
Cash and cash equivalents	$406,847	$192,925
Premiums receivable, net	932,992	727,561
Prepaid expenses and other assets	292,849	155,799
Reinsurance recoverable	1,098,569	775,432
Selected Liabilities:
Loss and loss expense reserves	$1,879,175	$1,263,537
Unearned premium	1,366,170	1,024,965
Securities sold under arrangements to repurchase, at contract value	191,718	347,617
Debt	279,600	144,781

In 2011, cash and cash equivalents increased $213.9 million and resulted primarily from generating cash from operations and the issuance of our convertible senior notes. Premium receivables increased $205.4 million as a result of the increase in premium writing in 2011, related primarily to organic growth in Europe in the Specialty Risk and Extended Warranty segment. Prepaid expenses and other assets increased $137.1 million and resulted primarily from our investment in life settlement contracts. Reinsurance recoverable increased $323.1 million as a result of ceding more premium in 2011 compared to 2010.

Loss and loss expense reserves increased $615.6 million and unearned premium increased $341.2 million in 2011 due primarily to higher premium writings in 2011. Securities sold under agreements to repurchase, at contract value, decreased by $155.9 million in 2011 as we decreased our borrowing position on these investments in 2011. Debt increased $134.8 million as a result of the issuance of our convertible senior notes in 2011.

Reinsurance

The following table summarizes the top eleven reinsurers that account for approximately 92% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2011:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2011
	(Amounts in Thousands)
Maiden Insurance Company Ltd.	A-	$597,525
National Indemnity Company	A++	71,687
National Workers’ Compensation Reinsurance Pool (NWCRP)(1)	NR	68,440
American Home Assurance Company	A	66,370
Trinity Universal Insurance Company(2)	A-	54,601
Hannover Ruckversicherungs AG(3)	A	48,971
Alterra Bermuda Limited(3)	A	35,730
Twin Bridges Ltd.(3)	NR	31,478
Lloyd’s Underwriter Syn No. 2003 SIC	A	13,359
Swiss Reinsurance America Corporation	A+	12,329
AXIS Specialty(3)	A	12,097

(1)	As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.
(2)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to our acquisition, MCIC, SNIC, AICK and ALIC ceded all of their net retention to Trinity Universal.
(3)	At the time of the Majestic loss portfolio transfer, these entities were reinsurers of Majestic. We currently hold collateral of approximately $73 million in a trust account related to cessions for Twin Bridges and Alterra, as well as approximately $37 million of funds held.

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

Workers’ Compensation Excess of Loss

We have coverage for our workers’ compensation line of business under excess of loss reinsurance agreements. In addition to insuring employers for their statutory workers’ compensation liabilities, our workers’ compensation policies provide insurance for the employers’ tort liability (if any) for bodily injury or disease sustained by employees in the course of their employment. Certain layers of our workers’ compensation reinsurance provide coverage for such employers’ liability insurance at lower limits than the applicable limits for workers’ compensation insurance. As the scale of our workers’ compensation business has increased, we have also increased the amount of risk we retain. The agreements cover, per occurrence, losses in excess of $0.5 million through December 31, 2004, $0.6 million effective January 1, 2005, $1.0 million effective July 1, 2006 through July 1, 2009, $1.0 million plus 55% of $9.0 million in excess of $1.0 million effective July 1, 2009 through January 1, 2010, and $10 million effective January 1, 2010 up to a maximum $130 million ($50 million prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, we purchased a “third and fourth event cover” that covers losses between $5.0 million and $10.0 million per occurrence, after an aggregate deductible equal to the first $10.0 million per annum on such losses. For losses occurring on or after January 1, 2011, we replaced this “third and fourth event cover” with a “second and third event cover” that applies after an aggregate deductible equal to the first $5.0 million per annum on such losses. Effective August 19, 2011, we purchased a new layer of coverage providing $100 million in excess of $130 million per occurrence, providing us with total protection of $220 million for losses in excess of $10.0 million. The agreements have annual limits of coverage of twice the occurrence limit.

Our reinsurance for workers’ compensation losses caused by acts of terrorism is more limited than our reinsurance for other types of workers’ compensation losses and, effective August 19, 2011, provides coverage, per contract year, of $220.0 million in the aggregate, in excess of an aggregate retention of $10.0 million, but excludes acts of nuclear, biological or chemical terrorism (which are covered by the Terrorism Risk Insurance Act, as amended (“TRIA”)). The reinsurance for worker’s compensation losses caused by acts of terrorism is provided net of any recovery we receive from the federal government pursuant to TRIA. A limited amount of workers’ compensation and excess workers’ compensation exposures are written as reinsurance and were not, prior to January 1, 2012, protected by the excess reinsurance program listed above. The limit exposed to a single workers’ compensation occurrence loss for such exposures varies depending on the size of the loss occurrence. For smaller losses, the additional exposure can be as high as $6.625 million, while for larger losses (greater than $30.0 million for the group), the additional exposure is $0.525 million or less unless the group loss exceeds $230 million.

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

Casualty Reinsurance

We have coverage for our U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2.0 million per occurrence (in certain cases the retention can rise to $2.5 million) up to a maximum $30.0 million, subject to annual limits that vary by layer. We purchase quota share reinsurance for a portion of our umbrella business, whereby we cede 70% of the first $5.0 million of loss per policy and 100% of the next $5.0 million loss per policy. In addition, we also purchase various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business, including casualty, public entity, and professional errors and omissions insurance.

Property Per Risk Excess Coverage

We have coverage for our U.S. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2.0 million per location up to a maximum $20 million, subject to per occurrence and annual limits that vary by layer.

Property Catastrophe Reinsurance

For our U.S. business, we have a property catastrophe excess of loss agreement that covers losses in excess of $5.0 million per occurrence up to a maximum $65.0 million, subject to annual limits that vary by layer. We also have coverage for our U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £0.5 million per risk up to a maximum £2.0 million. In addition, we have a property catastrophe excess of loss agreement that covers losses in excess of £5.0 million per occurrence up to a maximum £45.0 million, subject to annual limits that vary by layer.

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

Reinsurance Agreements with Maiden Holdings, Ltd.

During the third quarter of 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses, excluding certain specialty risk programs that we commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AIU, for which the AmTrust Ceding Insurers’ net retention exceeds $5.0 million, which Maiden has not expressly agreed to assume (“Covered Business”). Effective January 1, 2010, Maiden agreed to assume its proportionate share of our workers’ compensation exposure in excess of $5.0 million, and will share the benefit of our excess of loss reinsurance protection.

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

Effective April 1, 2011, the Maiden Quota Share, as amended, further provides that AII receives a ceding commission of 30% of ceded written premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission is 34.375%. Commencing January 1, 2012, the ceding commission, excluding the retail package business ceding commission (which remains at 34.375%), was adjusted to (a) 30% of ceded premium, if the Specialty Risk and Extended Warranty subject premium, excluding ceded premium related to our medical liability business discussed below, is greater than or equal to 42% of the total subject premium, (b) 30.5% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 42% but greater than or equal to 38%, or (c) 31% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 38% of the total subject premium. Prior to April 1, 2011, AII received a ceding commission of 31% of ceded premiums with respect to all Covered Business, except retail commercial package business, for which the ceding commission was 34.375%.

We recorded approximately $154 million, $138 million and $113 million of ceding commission during 2011, 2010 and 2009, respectively, as a result of the Maiden Quota Share. The agreement also will include, subject to regulatory requirements, the premiums and losses of any Covered Business of any majority-owned insurance subsidiary that we may acquire in the future.

Effective September 1, 2010, we, through our subsidiary, SNIC, entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which had an initial term of one year and has been extended to August 31, 2012, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums. We ceded written premium of $0.9 million for the year ended December 31, 2011 related to this agreement, for which we earned ceding commission of $0.2 million for the year ended December 31, 2011.

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

Other Reinsurance

As part of our acquisition of AIIC, we acquired reinsurance recoverables as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Co. (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999, the American Home reinsurance covered losses in excess of $0.25 million per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $0.15 million in excess of $0.1 million. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $0.1 million per occurrence. Effective January 1, 2002, American Home increased its attachment to $0.25 million per occurrence. The excess of loss treaty that had an attachment of $0.25 million was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $0.25 million per occurrence.

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

Revolving Credit Agreement

On January 28, 2011, we entered into a three-year, $150 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $50 million and an expansion feature not to exceed $50 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. In connection with entering into the Credit Agreement, we terminated the then existing Term Loan and Uncommitted Line of Credit Letter Agreement with JPMorgan Chase Bank, N.A. We did not record a gain or loss on the extinguishment of its previous term loan.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We were in compliance with all covenants as of December 31, 2011.

As of December 31, 2011, we had no outstanding borrowings under this Credit Agreement. We had outstanding letters of credit in place under this Credit Agreement at December 31, 2011 for $49.8 million, which reduced the availability on the line of credit to $0.2 million and the availability under the facility to $100.2 million as of December 31, 2011.

We recorded approximately $1.0 million of deferred financing costs related to the Credit Agreement. Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at December 31, 2011), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on our consolidated leverage ratio and was 0.40% at December 31, 2011).

The interest rate on the credit facility as of December 31, 2011 was 2.50%. We recorded interest expense of approximately $2.7 million for the year ended December 31, 2011, under the Credit Agreement. We recorded interest expense of approximately $0.07 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively, related to the terminated term loan.

Convertible Senior Notes

In December 2011, we issued $175 million aggregate principal amount of our 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, the initial purchasers of the Notes exercised their overallotment option for the purchase of $25.0 million of Notes, bringing the aggregate amount of Notes issued to $200 million. The Notes bear interest at a rate equal to 5.50% per year, payable semiannually in arrears on June 15th and December 15th of each year, beginning on June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate will initially equal 31.4218 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to an initial conversion price of approximately $31.83 per share of Common Stock, representing a conversion premium of 25.0% over $25.46 per share, which was the last reported sale price of the Common Stock on the NASDAQ on December 15, 2011. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, we will, at our election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders of the Notes will have the right to require us to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocate the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $36.5 million and deferred origination costs relating to the liability component of $4.2 million will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate is 8.57%. Transaction costs of $1.1 million associated the equity component were netted with the equity component in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $0.5 million for the year ended December 31, 2011.

Secured Loan Agreement

During February 2011, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million, commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded approximately $0.07 million of deferred financing costs related this agreement. We recorded interest expense of approximately $0.4 million for the year ended December 31, 2011 related to this agreement. The loan is secured by an aircraft that one of our subsidiaries acquired in February 2011.

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

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (now called Kemper Corporation), on June 1, 2008, we issued a promissory note to Unitrin, Inc. in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million. We paid the first three annual principal payments between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, we calculated imputed interest of approximately $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to approximately $26.8 million at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. We included approximately $0.5 million and $0.8 million of amortized discount on the note in our results of operations for the years ended December 31, 2011 and 2010, respectively. The note’s carrying value at December 31, 2011 was $7.4 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

We enter into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities that we invest or hold in short term or fixed income securities. As of December 31, 2011, there were $191.7 million principal amount outstanding at interest rates between 0.4% and 0.45%. Interest expense associated with these repurchase agreements for 2011 was $1.0 million of which $0 million was accrued as of December 31, 2011. We have approximately $210.9 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share (see “— Reinsurance”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby, Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. We deposited all proceeds from the advances into a sub-account of each trust account that has been established for each AmTrust Ceding Insurer. To the extent of the loan, Maiden Insurance is discharged from providing security for its proportionate share of the obligations as contemplated by the Maiden Quota Share. If an AmTrust Ceding Insurer withdraws loan proceeds from the trust account for the purpose of reimbursing such AmTrust Ceding Insurer for an ultimate net loss, the outstanding principal balance of the loan shall be reduced by the amount of such withdrawal. The loan agreement was amended in February 2008 to provide for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of December 31, 2011.

Comerica Letter of Credit Facility

One of our subsidiaries, entered into a secured letter of credit facility with Comerica Bank, N.A. during 2011. The credit limit is for $75 million and was utilized for $49.8 million as of December 31, 2011. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations. As discussed above, our Insurance Subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under “— Investment Portfolio” appearing elsewhere in this Form 10-K.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2011:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$1,879,175	$944,535	$503,800	$208,980	$221,860
Loss-based insurance assessments(2)	13,696	6,884	3,672	1,523	1,617
Operating lease obligations	62,352	8,403	15,435	13,418	25,096
Purchase obligations(3)	16,309	12,087	3,143	1,079	—
Employment agreement obligations	22,495	9,474	6,610	4,204	2,207
Life insurance policy premiums related to life settlement contracts and premium finance loans(4)	662,033	22,444	53,208	65,436	520,945
Debt and interest(5)	700,901	27,570	206,423	31,814	435,094
Total	$3,356,961	$1,031,397	$792,291	$326,454	$1,206,819

(1)	The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2011 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Item 1. Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A. Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.
(2)	We are subject to various annual assessments imposed by certain of the states in which we write insurance policies. These assessments are generally based upon the amount of premiums written or losses paid during the applicable year. Assessments based on premiums are generally paid within one year after the calendar year in which the policies are written, while assessments based on losses are generally paid within one year after the loss is paid. When we establish a reserve for loss and loss adjustment expenses for a reported claim, we accrue our obligation to pay any applicable assessments. If settlement of the claim is to be paid out over more than one year, our obligation to pay any related loss-based assessments extends for the same period of time. Because our reserves for loss and loss adjustment expenses are based on estimates, our accruals for loss-based insurance assessments are also based on estimates. Actual payments of loss and loss adjustment expenses may differ, perhaps materially, from our reserves. Accordingly, our actual loss-based insurance assessments may vary, perhaps materially, from our accruals.

(3)	We are required by certain purchase agreements to pay the seller in the future based on the passage of time, volume of premium writings or a profitability metric. Also, we may be required by the terms of certain purchase agreements to pay the seller an annual minimum override payment based on a contractually defined formula. The amount payable to the seller under these agreements could be materially higher if the premiums produced generate a higher payment than the calculated minimum payment. We are required by certain agreements to pay fees based on profitability of certain subsidiary companies.
(4)	We currently own 237 life settlement contracts and 36 premium finance loans with a carrying value of $136.8 million. In order for us to derive the economic benefit of the face value of the policies, we are required to make these premium payments.
(5)	The interest related to the debt by period is as follows: $19.2 million — less than 1 year, $36.4 million — 1 – 3 years, $29.5 million — 3 – 5 years and $135.4 million — more than 5 years. In addition, included within debt and interest is $168.0 million related to the Maiden collateral loan and $4.8 million of associated interest.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers which have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

Interest Rate Risk.  We had fixed maturity securities (excluding $128.6 million of time and short-term deposits) with a fair value of $1.39 billion and a carrying value of $1.38 billion as of December 31, 2011 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2011 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2011.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,259,946	$(134,297)	(9.8)%
100 basis point increase	1,326,941	(67,302)	(4.9)
No change	1,394,243	—	—
100 basis point decrease	1,459,657	65,414	4.8
200 basis point decrease	1,529,560	135,317	9.9

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $447.6 million of debt instruments of which $279.6 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $18.8 million before tax realized currency loss based on our outstanding foreign denominated reserves of $376.0 million at December 31, 2011.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2011, the equity securities in our investment portfolio had a fair value of $35.6 million, representing approximately two percent of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2011. The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
5% increase	$37,380	$1,780	0.1%
No change	35,600	—
5% decrease	33,820	(1,780)	(0.1)

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 on Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 24, 2012 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2011 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,063,018	$10.17	5,512,089
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,063,018	$10.17	5,512,089

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.”

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

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTRUST FINANCIAL SERVICES, INC.
March 15, 2012	By: /s/ Ronald E. Pipoly, Jr. Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2012
/s/ Ronald E. Pipoly, Jr. Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
/s/ Michael Karfunkel Michael Karfunkel	Chairman of the Board	March 15, 2012
/s/ George Karfunkel George Karfunkel	Director	March 15, 2012
/s/ Donald T. DeCarlo Donald T. DeCarlo	Director	March 15, 2012
/s/ Susan Fisch Susan Fisch	Director	March 15, 2012
/s/ Abraham Gulkowitz Abraham Gulkowitz	Director	March 15, 2012
/s/ Jay J. Miller Jay J. Miller	Director	March 15, 2012

AMTRUST FINANCIAL SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2012

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value per Share)

	December 31,
	2011	2010
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,382,863; $1,192,844)	$1,394,243	$1,208,813
Equity securities, available-for-sale, at market value (cost $34,041; $18,577)	35,600	17,412
Short-term investments	128,565	32,137
Equity investments in unconsolidated subsidiaries – related parties	87,498	77,136
Other investments	14,588	21,514
Total investments	1,660,494	1,357,012
Cash and cash equivalents	406,847	192,925
Restricted cash and cash equivalents	23,104	17,130
Accrued interest and dividends	12,644	7,979
Premiums receivable, net	932,992	727,561
Reinsurance recoverable (related party $597,525; $386,932)	1,098,569	775,432
Prepaid reinsurance premium (related party $429,124; $283,899)	584,871	484,960
Prepaid expenses and other assets (recorded at fair value $131,387; $22,155)	292,849	155,799
Federal income tax receivable	13,024	10,269
Deferred policy acquisition costs	280,991	224,671
Property and equipment, net	61,553	30,889
Goodwill	147,654	106,220
Intangible assets, net	166,962	91,606
	$5,682,554	$4,182,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,879,175	$1,263,537
Unearned premiums	1,366,170	1,024,965
Ceded reinsurance premiums payable (related party $222,408; $95,629)	337,508	266,314
Reinsurance payable on paid losses	14,731	11,343
Funds held under reinsurance treaties	49,249	3,217
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	55,942	8,847
Securities sold under agreements to repurchase, at contract value	191,718	347,617
Accrued expenses and other current liabilities (recorded at fair value $7,311; $4,711)	267,643	193,008
Deferred income taxes	108,775	9,883
Debt	279,600	144,781
Total liabilities	4,718,486	3,441,487
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 84,906 and 84,314 issued in 2011 and 2010, respectively; 60,106 and 59,565 outstanding in 2011 and 2010, respectively	849	844
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid – in capital	582,321	548,731
Treasury stock at cost; 24,800 and 24,816 shares in 2011 and 2010, respectively	(300,365)	(300,489)
Accumulated other comprehensive loss	(9,999)	(266)
Retained earnings	617,757	467,694
Total AmTrust Financial Services, Inc. equity	890,563	716,514
Non-controlling interest	72,905	23,852
Total stockholders’ equity	963,468	740,366
	$5,682,554	$4,182,453

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Premium income:
Net premium written	$1,276,597	$827,226	$643,426
Change in unearned premium	(239,736)	(81,567)	(69,544)
Net earned premium	1,036,861	745,659	573,882
Ceding commission – primarily related party	153,953	138,261	113,931
Service and fee income (related parties $16,700; $12,322; $8,622)	108,660	62,067	30,690
Net investment income	55,515	50,517	55,287
Net realized gain (loss) on investments	2,768	5,953	(33,579)
Total revenues	1,357,757	1,002,457	740,211
Expenses:
Loss and loss adjustment expense	678,333	471,481	327,771
Acquisition costs and other underwriting expenses	398,404	302,809	244,279
Other	86,611	56,403	22,232
Total expenses	1,163,348	830,693	594,282
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	194,409	171,764	145,929
Other income (expenses):
Foreign currency gain (loss)	(2,418)	684	2,459
Interest expense	(16,079)	(12,902)	(16,884)
Acquisition gain on purchase	5,850	—	—
Gain on investment in life settlement contracts net of profit commission	46,892	11,855	—
Total other income (expenses)	34,245	(363)	(14,425)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	228,654	171,401	131,504
Provision for income taxes	42,372	47,053	27,459
Income before equity in earnings (loss) of unconsolidated subsidiaries	186,282	124,348	104,045
Equity in earnings (loss) of unconsolidated subsidiaries – related party	7,871	24,044	(822)
Net income	194,153	148,392	103,223
Net income attributable to non-controlling interests of subsidiaries	(23,719)	(5,927)	—
Net income attributable to AmTrust Financial Services, Inc.	$170,434	$142,465	$103,223
Earnings per common share:
Basic earnings per share	$2.85	$2.39	$1.74
Diluted earnings per share	$2.77	$2.36	$1.72
Dividends declared per common share	$0.34	$0.29	$0.23
Weighted average common shares outstanding:
Basic	59,836	59,453	59,433
Diluted	61,582	60,346	59,954
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	$(4,411)	$(21,196)	$(24,778)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(4,411)	(21,196)	(24,778)
Other net realized gain (loss) on investments	7,179	27,149	(8,801)
Net realized investment gain (loss)	$2,768	$5,953	$(33,579)

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)
Years Ended December 31, 2011, 2010, 2009

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2008	842	—	$539,421	$(294,803)	$(105,815)	$252,903	$392,548
Comprehensive income, net of tax:
Net income	—	—	—	—	—	103,223	103,223
Foreign currency translation	—	—	—	—	4,863	—	4,863
Unrealized holding loss on investments	—	—	—	—	63,370	—	63,370
Reclassification adjustment for securities sold during the year	—	—	—	—	20,562	—	20,562
Total comprehensive income							192,018
Stock option compensation	—	—	4,241	—	—	—	4,241
Stock repurchase	—	—	—	(6,086)	—	—	(6,086)
Exercise of stock options	—	—	315	—	—	—	315
Common stock dividend	—	—	—	—	—	(13,644)	(13,644)
Balance, December 31, 2009	842	—	543,977	(300,889)	(17,020)	342,482	569,392
Comprehensive income, net of tax:
Net income	—	—	—	—	—	148,392	148,392
Foreign currency translation	—	—	—	—	(4,820)	—	(4,820)
Unrealized holding gain on investments	—	—	—	—	8,414	—	8,414
Reclassification adjustment for securities sold during the year	—	—	—	—	13,160	—	13,160
Total comprehensive income							165,146
Non-controlling interest in subsidiaries	—	—	—	—	—	(5,927)	(5,927)
Comprehensive income attributable to AmTrust							159,219
Issuance of restricted stock	—	—	(400)	400	—	—	—
Stock option compensation	—	—	3,386	—	—	—	3,386
Exercise of stock options	2	—	1,768	—	—	—	1,770
Common stock dividend	—	—	—	—	—	(17,253)	(17,253)
Balance, December 31, 2010	844	—	548,731	(300,489)	(266)	467,694	716,514
Comprehensive income, net of tax:
Net income	—	—	—	—	—	194,153	194,153
Foreign currency translation	—	—	—	—	(4,815)	—	(4,815)
Change in fair value of derivative	—	—	—	—	(2,280)	—	(2,280)
Unrealized holding loss on investments	—	—	—	—	4,518	—	4,518
Reclassification adjustment for securities sold during the year	—	—	—	—	(7,156)	—	(7,156)
Total comprehensive income							184,420
Non-controlling interest in subsidiaries	—	—	—	—	—	(23,719)	(23,719)
Comprehensive income attributable to AmTrust							160,701
Equity component of convertible senior notes, net of income tax and issue costs	—	—	22,723	—	—	—	22,723
Issuance of restricted stock	—	—	(124)	124	—	—	—
Stock option compensation	—	—	5,571	—	—	—	5,571
Exercise of stock options	5	—	5,420	—	—	—	5,425
Common stock dividend	—	—	—	—	—	(20,371)	(20,371)
Balance, December 31, 2011	849	—	$582,321	$(300,365)	$(9,999)	$617,757	$890,563
Non-controlling interest in equity of consolidated Subsidiaries:
Balance, December 31, 2009							$—
Capital contributions to subsidiaries							17,925
Income attributable to non-controlling interests							5,927
Balance, December 31, 2010							$23,852
Capital contribution to subsidiaries							25,334
Income attributable to non-controlling interests							23,719
Balance, December 31, 2011							$72,905

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$194,153	$148,392	$103,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,000	18,429	8,791
Equity (earnings) losses and gain on investment in unconsolidated subsidiaries	(7,871)	(24,044)	822
Gain on investment in life settlement contracts	(46,892)	(11,855)	—
Realized (gain) loss on marketable securities	(7,179)	(27,149)	8,801
Acquisition gain on purchase	(5,850)	—	—
Non-cash write-down of marketable securities	4,411	21,196	24,778
Discount on notes payable	462	772	1,067
Stock based compensation	5,571	3,386	4,241
Bad debt expense	7,287	6,037	4,843
Foreign currency (gain) loss	2,418	(684)	(2,459)
Changes in assets – (increase) decrease:
Premiums and notes receivable	(186,721)	(208,677)	(81,137)
Reinsurance recoverable	(174,988)	(132,111)	(58,499)
Deferred policy acquisition costs, net	(56,320)	(44,492)	(76,214)
Prepaid reinsurance premiums	(99,911)	(74,407)	(38,523)
Prepaid expenses and other assets	(40,229)	(48,210)	(8,696)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	71,194	132,238	(1,700)
Loss and loss expense reserves	283,978	171,593	77,885
Unearned premiums	315,208	153,186	111,864
Funds held under reinsurance treaties	(5,683)	2,527	462
Accrued expenses and other current liabilities	44,071	(63,402)	27,191
Deferred tax asset (liability)	(52,551)	3,626	57,673
Net cash provided by operating activities	294,558	26,351	164,413
Cash flows from investing activities:
Purchases of available for sale fixed maturities	(2,065,393)	(3,711,080)	(498,035)
Purchases of equity securities	(37,410)	(28,321)	(26,893)
Purchases of other investments	(611)	(5,284)	(1,398)
Sales of held to maturity fixed maturities	—	—	48,881
Sales of available for sale fixed maturities	2,122,923	3,573,660	350,837
Sales of equity securities	17,634	65,531	21,637
Sales of other investments	6,776	200	—
Net (purchases) sales of short term investments	(96,428)	(872)	136,580
Acquisition of and capitalized premiums for life settlement contracts	(53,363)	(14,574)	—
Receipt of life settlement contract proceeds	10,530	—	—
Acquisition of renewal rights and goodwill	(30,388)	—	(7,904)
Loss portfolio transfer, net of cash obtained	28,969	—	—

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Acquisition of subsidiaries, net of cash obtained	43,950	6,929	6,545
Investment in ACAC	—	(53,055)	—
Acquisition of Warrantech, net of cash obtained	—	(9,056)	—
Acquisition of Risk Services, net of cash obtained	—	(10,846)	—
Increase in restricted cash and cash equivalents	(5,974)	(8,180)	(2,588)
Purchase of property and equipment	(38,601)	(14,722)	(5,519)
Net cash (used in) provided by investing activities	(97,386)	(209,670)	22,143
Cash flows from financing activities:
Repurchase agreements, net	(155,899)	174,843	(111,718)
Revolving credit facility borrowings	123,200	—	—
Revolving credit facility payments	(123,200)	—	—
Convertible senior notes proceeds	175,000	—	—
Secured loan agreement borrowings	10,800	—	—
Secured loan agreements payments	(782)	—	—
Term loan payment	(6,667)	(13,333)	(13,333)
Non-interest bearing note payment	(7,500)	(7,500)	(7,500)
Financing fees	(6,644)	—	—
Repurchase of common stock	—	—	(6,086)
Capital contribution to subsidiaries	25,334	11,025	—
Stock option exercise and other	5,425	1,770	315
Dividends distributed in common stock	(19,712)	(16,647)	(13,088)
Net cash provided by (used in) financing activities	19,355	150,158	(151,410)
Effect of exchange rate changes on cash	(2,605)	1,226	4,023
Net increase (decrease) in cash and cash equivalents	213,922	(31,935)	39,169
Cash and cash equivalents, beginning year	192,925	224,860	185,691
Cash and cash equivalents, end of year	$406,847	$192,925	$224,860
Supplemental Cash Flow Information
Interest	$12,931	$13,405	$14,601
Income tax payments	14,158	33,480	18,802

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

1. Nature of Operations

AmTrust Financial Services, Inc. (the “Company”) is an insurance holding company formed under the laws of Delaware. Through its wholly-owned subsidiaries, the Company provides specialty property and casualty insurance focusing on workers’ compensation and commercial package coverage for small business, specialty risk and extended warranty coverage, and property and casualty coverage for middle market business. The Company also provides reinsurance, primarily on personal and commercial automotive business.

The Company transacts business through eleven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“WIC”), Associated Industries Insurance Company, Inc. (“AIIC”), Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and AmTrust Lloyd’s Insurance Company of Texas (“ALIC”), which are domiciled in New Hampshire, New York, Delaware, Florida, Wisconsin, Texas, Kansas and Texas, respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and AmTrust Europe, Ltd. (“AEL”), which are domiciled in Bermuda, Ireland and England, respectively.

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

Premiums — Insurance premiums, other than specialty risk and extended warranty, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty are earned based on an estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $11,682 and $10,420 at December 31, 2011 and 2010, respectively.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Loss and Loss Adjustment Expenses — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31, 2011. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The Company has the following types of investments:

(a)	Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than one year at date of acquisition. As of December 31, 2011 and 2010, short term investments consisted primarily of money market investments.
(b)	Fixed maturities and equity securities — Fixed maturities and equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.
(c)	Mortgage and asset backed securities — For mortgage and asset backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.
(d)	Limited partnerships — The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.
(e)	Derivatives and hedging activities — The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. For derivatives that do not qualify for hedge accounting, the changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes the following types of derivatives:
•	Credit default swap contracts (“CDS”), which, are valued in accordance with the terms of each contract based on the current interest rate spreads and credit risk of the referenced obligation of the underlying issuer and interest accrual through valuation date. Fair values are based on the price of the underlying bond on the valuation date. The Company may be required to deposit collateral with the counterparty if the market values of the contract fall below a stipulated amount in the contract. Such amounts are limited to the total equity of the account;
•	Interest rate swaps (“IS”), which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate; and

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as certain sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $56,320, $44,492 and $76,214 for the years ended December 31, 2011, 2010 and 2009, respectively. The amortization for deferred acquisition costs was $161,392, $102,085 and $73,531 in 2011, 2010 and 2009, respectively.

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

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2011, 2010 and 2009 was approximately $8,504, $9,220 and $8,304, respectively.

Property and Equipment — Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Equipment	5 to 7 years
Computer equipment and software	3 to 20 years (primarily three years)
Leasehold improvements	Lesser of lease term or 15 years

The Company accounts for its internal use software under ASC 350 Intangibles — Goodwill and Other. Accordingly, the Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to future use.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. Upon the completion of an acquisition, the Company completes purchase price accounting in accordance with ASC 805, Business Combinations, which requires an acquirer to assign values to the acquired assets and liabilities based on their fair value. In the event that a purchase price paid is in excess of the net assets acquired, any unidentified excess is deemed to be goodwill. Goodwill is not amortized. Additionally as a result of an acquisition, the Company may obtain identifiable intangible assets. Indefinite lived intangible assets are not amortized. Intangible assets with a finite

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. Goodwill and intangible assets with an indefinite useful life were carried at $165,427 and $123,994 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, intangible assets with a finite life were valued at $149,189 and $73,832, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company amortized approximately $40,194, $14,305 and $4,023, respectively related to its intangible assets with a finite life.

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

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2007 through 2011 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

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

Earnings Per Share — The Company accounts for earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other stockholders based on their respective rights to receive dividends. Restricted stock awards granted to employees under the Company’s 2005 Equity Incentive Plan are considered participating securities as they receive dividends on this stock.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premium receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2011 and 2010, the outstanding premium receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

Recent Accounting Literature

In December 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard which indefinitely defers certain provisions of a previously issued standard, Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) that revised the manner in which companies present comprehensive income in financial statements. One of the ASU provisions required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a future date. The amendment will be effective for fiscal years and interim periods within those years that begin after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220). This update requires that all non-owner charges in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-step approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The updated guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. The new standard does not change the items that must be reported in other comprehensive income and will be effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of the new standard will not have a material impact on the Company’s results of operations, financial position or liquidity.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles-Goodwill and Other (Topic 350). The updated guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment, using factors such as changes in management, key personnel, business strategy, technology or customers, to determine whether it should calculate the fair value of a reporting unit. Previous accounting literature required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. Under the updated guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. The Company is currently assessing the impact of the adoption of this guidance, but does not anticipate any material impact on its results of operations, financial position or liquidity.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amendment is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011 and early adoption is not permitted. The adoption of the standard will not have a material impact on the Company’s consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2. Significant Accounting Policies  – (continued)

In April 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments eliminate the criteria to assess whether a transferor must have the ability to repurchase or redeem the financial assets in order to demonstrate effective control over the transferred asset. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met: (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (ii) repurchase or redemption date before maturity at a fixed or determinable price; and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. As a result, more arrangements could be accounted for as secured borrowings rather than sales. The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. The Company does not believe the impact of the adoption of this new guidance will have a material impact on the Company’s results of operations, financial position or liquidity.

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal. These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract. Additional disclosure of the type of acquisition costs capitalized is also required. ASU 2010-26 is effective on prospective basis for interim and annual reporting periods beginning after December 15, 2011. The Company has completed its assessment using the prospective method and believes the adoption of the new standard will have an impact of additional expenses of approximately $8,000 on an annual basis on the Company’s consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed and equity securities are presented in the tables below:

(Amounts in Thousands) As of December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$5,091	$—	$(777)	$4,314
Common stock	28,950	5,228	(2,892)	31,286
U.S. treasury securities	50,474	3,057	(257)	53,274
U.S. government agencies	6,268	522	—	6,790
Municipal bonds	268,240	7,290	(513)	275,017
Corporate bonds:
Finance	534,810	13,059	(31,918)	515,951
Industrial	131,489	4,392	(2,990)	132,891
Utilities	38,434	1,790	(1,718)	38,506
Commercial mortgage backed securities	150	—	—	150
Residential mortgage backed securities:
Agency backed	345,112	18,946	(58)	364,000
Non-agency backed	7,886	—	(222)	7,664
	$1,416,904	$54,284	$(41,345)	$1,429,843

(Amounts in Thousands) As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$7,175	$107	$(245)	$7,037
Common stock	11,402	1,224	(2,251)	10,375
U.S. treasury securities	82,279	1,634	(1,466)	82,447
U.S. government agencies	6,483	679	—	7,162
Municipal bonds	67,396	438	(1,158)	66,676
Corporate bonds:
Finance	411,532	9,756	(15,276)	406,012
Industrial	47,828	1,970	(45)	49,753
Utilities	36,375	1,204	(268)	37,311
Commercial mortgage backed securities	1,970	106	—	2,076
Residential mortgage backed securities:
Agency backed	528,683	18,653	(1,238)	546,098
Non-agency backed	7,779	817	(5)	8,591
Asset-backed securities	2,519	168	—	2,687
	$1,211,421	$36,756	$(21,952)	$1,226,225

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2011, 2010, and 2009 were approximately $2,140,557, $3,639,191, and $421,355, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

A summary of the Company’s available-for-sale fixed securities as of December 31, 2011 and 2010, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,044	$18,661
Due after one through five years	286,007	277,959
Due after five through ten years	501,490	494,290
Due after ten years	228,695	231,519
Mortgage backed securities	356,627	371,814
Total fixed maturities	$1,382,863	$1,394,243

	December 31, 2010
(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,153	$5,241
Due after one through five years	102,536	103,222
Due after five through ten years	451,481	450,164
Due after ten years	92,723	90,734
Mortgage backed securities	540,951	559,452
Total fixed maturities	$1,192,844	$1,208,813

(b) Investment Income

Net investment income for the years ended December 31, 2011, 2010 and 2009 was derived from the following sources:

(Amounts in Thousands)	2011	2010	2009
Fixed maturity securities	$53,595	$43,789	$47,675
Equity securities	981	702	2,084
Cash and short term investments	1,966	4,042	4,173
Interest on note receivable – related party	—	2,612	2,967
	56,542	51,145	56,899
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	(1,027)	(628)	(1,612)
	$55,515	50,517	$55,287

(c) Other Than Temporary Impairment

OTTI charges of our fixed-maturities and equity securities for the years ended December 31, 2011, 2010 and 2009 are presented in the table below:

(Amounts in Thousands)	2011	2010	2009
Equity securities recognized in earnings	$937	$10,656	$20,639
Fixed maturity securities recognized in earnings	3,474	10,540	4,139
	$4,411	$21,196	$24,778

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2011 and 2010:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2011	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,211	$(648)	7	$4,573	$(3,021)	17	$8,784	$(3,669)
U.S. treasury securities	7,523	(257)	4	773	—	1	8,296	(257)
Municipal bonds	43,452	(452)	10	4,098	(61)	1	47,550	(513)
Corporate bonds:
Finance	221,950	(13,250)	81	104,461	(18,668)	17	326,411	(31,918)
Industrial	35,105	(2,125)	11	2,500	(865)	1	37,605	(2,990)
Utilities	21,483	(1,261)	9	5,766	(457)	1	27,249	(1,718)
Commercial mortgage backed securities	150	—	2	—	—	—	150	—
Residential mortgage backed securities:
Agency backed	31,986	(58)	9	—	—	—	31,986	(58)
Non-agency backed	7,641	(216)	1	22	(6)	1	7,663	(222)
Total temporarily impaired	$373,501	$(18,267)	134	$122,193	$(23,078)	39	$495,694	$(41,345)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2010	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$1,291	$(208)	1	$7,148	$(2,288)	54	$8,439	$(2,496)
U.S. treasury securities	49,390	(1,466)	6	—	—	—	49,390	(1,466)
Municipal bonds	50,301	(1,147)	14	1,204	(11)	1	51,505	(1,158)
Corporate bonds:
Finance	79,451	(1,700)	16	160,126	(13,576)	31	239,577	(15,276)
Industrial	6,319	(45)	1	—	—	—	6,319	(45)
Utilities	1,981	(106)	1	11,635	(162)	2	13,616	(268)
Residential mortgage backed securities:
Agency backed	150,575	(1,238)	3	—	—	—	150,575	(1,238)
Non-agency backed	—	—	—	26	(5)	1	26	(5)
Total temporarily impaired	$339,308	$(5,910)	42	$180,139	$(16,042)	89	$519,447	$(21,952)

There are 173 and 131 securities at December 31, 2011 and 2010, respectively that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

(d) Realized Gains and Losses

The tables below indicate the gross realized gains and losses for the years ended December 31, 2011, 2010 and 2009.

(Amounts in Thousands) Year Ended December 31, 2011	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$7,631	$(266)	$7,365
Equity securities	569	(755)	(186)
Write-down of fixed maturity securities	—	(3,474)	(3,474)
Write-down of equity securities	—	(937)	(937)
	$8,200	$(5,432)	$2,768

(Amounts in Thousands) Year Ended December 31, 2010	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$17,860	$(4,353)	$13,507
Equity securities	19,656	(6,047)	13,609
Derivatives	33	—	33
Write-down of fixed maturity securities	—	(10,540)	(10,540)
Write-down of equity securities	—	(10,656)	(10,656)
	$37,549	$(31,596)	$5,953

(Amounts in Thousands) Year Ended December 31, 2009	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$6,421	$(5,536)	$885
Equity securities	5,617	(10,734)	(5,117)
Derivatives	—	(4,569)	(4,569)
Write-down of fixed maturity securities	—	(4,429)	(4,429)
Write-down of equity securities	—	(20,349)	(20,349)
	$12,038	$(45,617)	$(33,579)

(e) Unrealized Gains and Losses

The net unrealized gain (loss) on available-for-sale securities were as follows:

(Amounts in Thousands) Year Ended December 31,	2011	2010	2009
Fixed maturity securities	$11,380	$15,969	$4,444
Equity securities	1,559	(1,165)	(10,283)
Total net unrealized gain (loss)	12,939	14,804	(5,839)
Deferred income tax benefit (expense)	(4,529)	(5,181)	2,044
Net unrealized gains (loss), net of deferred income tax	8,410	9,623	(3,795)
(Decrease) increase in net unrealized gains, net of deferred income tax	$(1,213)	$13,418	$83,087

(f) Derivatives

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments  – (continued)

The Company records changes in valuation on its hedged positions as a component of other comprehensive income. As of December 31, 2011, the Company had two interest rate swap agreements designated as a hedge and were recorded as a liability in the amount of $3,508 and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps as of December 31, 2011:

	Remaining Life of Notional Amount(1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$30,000	$40,000	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets are as follows:

(Amounts in Thousands) As of December 31,	2011	2010
Restricted cash	$23,104	$17,130
Restricted investments	187,227	35,682
Total restricted cash and investments	$210,331	$52,812

(h) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2011 and 2010 was $55,830 and $8,483 for corporate bonds, respectively, and $112 and $364 for equity securities, respectively. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at December 31, 2011. Substantially all securities owned are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company entered into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2011 there were $191,718 principal amount outstanding at interest rates between 0.4% and 0.45%. Interest expense associated with these repurchase agreements for the year ended December 31, 2011 was $1,028 of which $0 was accrued as of December 31, 2011. The Company has $210,890 of collateral pledged in support of these agreements. As of December 31, 2010 there were $347,617 principal amount outstanding at interest rates between 0.32% and 0.4%. Interest expense associated with these repurchase agreements for the year ended December 31, 2010 was $610 of which $63 was accrued as of December 31, 2010. The Company had $351,211 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2011 and 2010:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2011
Assets:
U.S. treasury securities	$53,274	$53,274	$—	$—
U.S. government securities	6,790	—	6,790	—
Municipal bonds	275,017	—	275,017	—
Corporate bonds and other bonds:
Finance	515,951	—	515,951	—
Industrial	132,891	—	132,891	—
Utilities	38,506	—	38,506	—
Commercial mortgage backed securities	150	—	150	—
Residential mortgage backed securities:
Agency backed	364,000	—	364,000	—
Non-agency backed	7,664	—	7,664	—
Equity securities	35,600	35,600	—	—
Short term investments	128,565	128,565	—	—
Other investments	14,588	—	—	14,588
Life settlement contracts	131,387	—	—	131,387
	$1,704,383	$217,439	$1,340,969	$145,975
Liabilities:
Equity securities sold but not yet purchased, market	$112	$112	$—	$—
Fixed maturity securities sold but not yet purchased, market	55,830	—	55,830	—
Securities sold under agreements to repurchase, at contract value	191,718	—	191,718	—
Life settlement contract profit commission	7,311	—	—	7,311
Derivatives	3,508	—	—	3,508
	$258,479	$112	$247,548	$10,819

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2010
Assets:
U.S treasury securities	$82,447	$82,447	$—	$—
U.S. government securities	7,162	—	7,162	—
Municipal bonds	66,676	—	66,676	—
Corporate bonds and other bonds:
Finance	406,012	—	406,012	—
Industrial	49,753	—	49,753	—
Utilities	37,311	—	37,311	—
Commercial mortgage backed securities	2,076	—	2,076	—
Residential mortgage backed securities:
Agency backed	546,098	—	546,098	—
Non-agency backed	8,591	—	8,591	—
Asset-backed securities	2,687	—	2,687	—
Equity securities	17,412	17,412	—	—
Short term investments	32,137	32,137	—	—
Other investments	21,514	—	—	21,514
Life settlement contracts	22,155	—	—	22,155
	$1,302,031	$131,996	$1,126,366	$43,669
Liabilities:
Equity securities sold but not yet purchased, market	$364	$364	$—	$—
Fixed maturity securities sold but not yet purchased, market	8,483	—	8,483	—
Securities sold under agreements to repurchase, at contract value	347,617	—	347,617	—
Life settlement contract profit commission	4,711	—	—	4,711
	$361,175	$364	$356,100	$4,711

The Company had no transfers between levels during 2011 and 2010.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2011 and 2010:

(Amounts in Thousands)	Balance as of January 1, 2011	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2011
Other investments	$21,514	$883	$(1,644)	$611	$(6,776)	$—	$14,588
Life settlement contracts	22,155	80,523	—	39,239	(10,530)	—	131,387
Life settlement contract profit commission	(4,711)	(2,600)	—	—	—	—	(7,311)
Derivatives	—	—	(3,508)	—	—	—	(3,508)
Total	$38,958	$78,806	$(5,152)	$39,850	$(17,306)	$—	$135,156

(Amounts in Thousands)	Balance as of January 1, 2010	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2010
Other investments	$14,034	$283	$2,113	$5,284	$(200)	$—	$21,514
Life settlement contracts	—	16,853	—	5,302	—	—	22,155
Life settlement contract profit commission	—	(4,711)	—	—	—	—	(4,711)
Derivatives	(1,893)	33	—	—	1,860	—	—
Total	$12,141	$12,458	$2,113	$10,586	$1,660	$—	$38,958

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•	Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed elsewhere in Note 2. “Significant Accounting Policies”;
•	Premiums Receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset;
•	Subordinated Debentures and Debt: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

The fair value of life settlement contracts is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments, financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and industry life expectancy reports. The fair value of a life insurance policy is estimated using present value calculations based on the data specific to each individual life insurance policy. The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies for the years ended December 31, 2011 and 2010:

	2011	2010
Average age of insured	77	75
Average life expectancy, months(1)	155	193
Average face amount per policy	$6,703,000	$6,084,000
Fair value discount rate	7.5%	7.3%

(1)	Mortality rates: standard life expectancy as adjusted for insured’s specific circumstances

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments  – (continued)

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonable vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the years ended December 31, 2011 and 2010:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2011	$(18,778)	$20,785
December 31, 2010	$(4,163)	$4,912

	Change in discount rate
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2011	$(13,802)	$15,804
December 31, 2010	$(2,996)	$2,537

5. Acquisitions

AHL

During 2011 and 2010, AmTrust Holdings Luxembourg S.A.R.L (“AHL”) (formerly called AmTrust Captive Holdings Limited) completed a series of acquisitions described below. AHL is a holding company that purchases Luxembourg captive insurance entities that allows the Company to obtain the benefit of the captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with a subsidiary of the Company. AHL is included in the Company’s Specialty Risk and Extended Warranty segment.

In December 2011, AHL acquired all the issued and outstanding stock of Reaal Reassurantie S.A., a Luxembourg domiciled captive insurance company, from SNS REAAL N.V. and REAAL N.V. The purchase price of Reaal Reassurantie S.A. was approximately $71,900. The Company recorded approximately $78,700 of cash, intangible assets of $15,500 and a deferred tax liability of $22,300. Reaal Reassurantie S.A. subsequently changed its name to AmTrust Re Kappa.

In December 2011, AHL acquired all the issued and outstanding stock of Vandermoortele International Reinsurance Company SA, a Luxembourg domiciled captive insurance company, from NV Vandermoortele, Vandemoortele International Finance SA and NV Safinco. The purchase price of Vandermoortele International Reinsurance Company SA was approximately $66,000. The Company recorded approximately $71,400 of cash, intangible assets of $10,600 and a deferred tax liability of $16,000. Vandermoortele International Reinsurance Company SA subsequently changed its name to AmTrust Re Zeta.

In June 2011, AHL acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315,000. The Company recorded approximately $347,000 of cash, intangible assets of $55,900 and a deferred tax liability of $87,800. ICM Re subsequently changed its name to AmTrust Re Alpha.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

In May 2010, AHL acquired all the issued and outstanding stock of Euro International Reinsurance S.A., a Luxembourg domiciled captive insurance company, from TALANX AG. The purchase price of Euro International Reinsurance S.A. was approximately $58,300. The Company recorded approximately $65,700 of cash, intangible assets of $8,600 and a deferred tax liability of $16,000. Euro International Reinsurance S.A. subsequently was merged into AmTrust Re 2007.

The Company has classified the intangible assets as contractual use rights and they will be amortized based on the actual use of the related loss reserves. As a result of these acquisitions in 2011 and 2010, the Company reduced its acquisition costs and other underwriting expenses by approximately $23,000 in 2011.

Cardinal Comp

In September 2008, the Company entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”), a workers’ compensation managing general agent for which the Company paid the agency a commission for the placement of insurance policies. The agency operated in eight states and primarily in the state of New York. In September 2011, the Company, through one of its subsidiaries, entered into a renewal rights and asset purchase agreement with Cardinal Comp and Cook Inlet Alternative Risk LLC. The purchase price was approximately $30,388. The existing managing general agency agreement entered into in 2008 was terminated as part of the new agreement and will enable the Company to reduce commissions on written premium generated from the renewal rights agreement. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of $30,388, which consisted primarily of goodwill and intangible assets of $5,250 and $24,750, respectively. The intangible assets consist of distribution networks, renewal rights and a trademark and have asset lives of between 2 and 16 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment.

Majestic

The Company, through certain of its subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which the Company acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). On July 1, 2011, the Company, through one of its subsidiaries, entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $331,660 on a gross basis (approximately $183,511 on a net basis), without any aggregate limit, and certain contracts related to Majestic’s workers” compensation business, including leases for Majestic’s California office space. In addition, the Company assumed 100% of the unearned premium reserve of approximately $25,997 on all in-force Majestic policies. In connection with this transaction, the Company received approximately $224,532 of cash and investments, which included $26,000 for a reserve deficiency and also included the assignment of Majestic’s reinsurance recoverables of approximately $51,715. The Reinsurance Agreement also contains a profit sharing provision whereby the Company pays Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by the Company in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less. The insurance premiums, which are included in the Company’s Small Commercial Business segment, have been recorded since the acquisition date and were approximately $42,881 for the year ended December 31, 2011.

The Company completed its purchase price accounting related to the Reinsurance Agreement. In accordance with ASC 944-805 Business Combinations, the Company is required to adjust to fair value Majestic’s loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. The Company determined the fair value of the loss reserves to be $328,905. Accordingly, the amortization will be recorded as an expense on the Company’s income statement until fully amortized.

In consideration for the Company’s assumption of (i) Majestic’s losses and loss adjustment expenses under its workers’ compensation insurance policies pursuant to the Reinsurance Agreement and (ii) Majestic’s leases for its California offices, a Company subsidiary, pursuant to the Purchase Agreement, acquired the right to offer, quote and solicit the renewals of in-force workers’ compensation policies written by Majestic, certain assets required to conduct such business, including intellectual property and information technology, certain fixed assets, and the right to offer employment to Majestic’s California-based employees.

As a result of entering into the Purchase Agreement, the Company, in accordance with FASB ASC 805 Business Combinations recorded $3,870 of intangible assets related to distribution networks and trademarks. The distribution networks have a life of 13 years and the trademarks have a life of two years. Additionally, the Company recorded a liability for approximately $390 related to an unfavorable lease assumed in the transaction and a liability for approximately $815 related to the above mentioned profit sharing provision.

As a result, the Company recorded an acquisition gain of $5,850 related to the entire Majestic purchase during the year ended December 31, 2011. The finalized purchase price allocation as of the date of the acquisition is as follows:

(Amounts in Thousands)
Assets
Cash and investments	$224,532
Premium receivables	25,997
Reinsurance recoverables	148,149
Other assets	11,124
Intangible assets	6,625
Total assets	$416,427
Liabilities
Loss and loss expense reserves	$331,660
Funds held under reinsurance treaties	51,715
Unearned premium	25,997
Accrued expenses and other current liabilities	1,205
Total liabilities	$410,577
Acquisition gain	$5,850

BTIS

In December 2011, the Company acquired the California-based Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”), an insurance wholesaler and general agent specializing in insurance policies and bonds for small artisan contractors. The Company’s initial purchase price was $5,000, which does not include potential incentives to the sellers based on future profitability of the business. The transaction did not have a material impact on the Company’s results of operations or financial condition in 2011.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

Warrantech

In August 2010, the Company, through its wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech Corporation and its subsidiaries (“Warrantech”) from WT Acquisition Holdings, LLC for approximately $7,500 in cash and an earnout payment to the sellers of a minimum of $2,000 and a maximum and $3,000 based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013. Prior to the acquisition, the Company had a 27% equity interest (in the form of preferred units) in WT Acquisition Holdings, LLC and a $20,000 senior secured note due January 31, 2012 issued to it by Warrantech. Interest on the note was payable monthly at a rate of 15% per annum and consisted of a cash component at 11% per annum and 4% per annum for the issuance of additional notes in principal amount equal to the interest not paid in cash on such date.

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

As a result, the ultimate acquisition price of Warrantech was $48,928 and the Company recorded goodwill and intangible assets of approximately $69,739 and $29,600, respectively. Acquisition related costs related to the deal were less then $100. The intangible assets consisted of trademarks, agency relationships and non-compete agreements, which had estimated lives of between 3 and 18 years. The change in the preliminary amount of goodwill recorded during the third quarter of 2010 resulted primarily from the determination of the fair value of Warrantech’s deferred tax liabilities and accrued liabilities. The results of operations from Warrantech, which are included in the Company’s Specialty Risk and Extended Warranty segment as a component of service and fee income, have been recorded since the acquisition date and were approximately $52,800 and $17,400 for the years ended December 31, 2011 and 2010, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions  – (continued)

The finalized purchase price allocation as of the date of acquisition is as follows:

(Amounts in Thousands)
Assets
Accounts receivable	$15,232
Deferred tax asset	7,619
Property and equipment	2,123
Other assets	10,752
Goodwill	69,739
Intangible assets	29,600
Total assets	$135,065
Liabilities
Premium payable	$35,717
Deferred revenue	11,293
Deferred tax liability	9,652
Accrued expenses and other current liabilities	29,475
Total liabilities	$86,137
Total purchase price	$48,928

Risk Services

During June 2010, the Company completed the acquisition of eight direct and indirect subsidiaries of RS Acquisition Holdings Corp., including Risk Services, LLC and PBOA, Inc. (collectively, “Risk Services”). The entities acquired include various risk retention and captive management companies, brokering entities and workers’ compensation servicing entities. The acquired companies are held in a newly created entity, RS Acquisition Holdco, LLC. The Risk Services entities have offices in Florida, Vermont and the District of Columbia and are broadly licensed.

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

In accordance with FASB ASC 805, Business Combinations, the Company’s total consideration paid for Risk Services was $11,700, which included cash of $11,100 and a value of $600 that was assigned for the redeemable non-controlling interest as determined using both a market and an income approach. The Company assigned a value of approximately $5,000 to intangible assets and $5,029 to goodwill. The intangible assets consisted of tradenames, customer relationships, renewal rights and non-compete agreements and have finite lives ranging from 4 years to 17 years. The results of operations from Risk Services, which are included in our Small Commercial Business segment as a component of service and fee income, have been included since the acquisition date and were approximately $7,300 and $7,400 for the years ended December 31, 2011 and 2010, respectively.

6. Investment in Life Settlements

A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. During

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

6. Investment in Life Settlements  – (continued)

2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, LTD., an entity controlled by Michael Karfunkel, for the purposes of acquiring additional life settlement contracts. The Company has a fifty percent ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). Tiger may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. Under the terms of an agreement for Tiger, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides for certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

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

Total capital contributions of $43,000 and $22,000 were made to the LSC entities during the years ended December 31, 2011 and 2010, respectively, for which the Company contributed their fifty percent ownership share of approximately $21,500 and $11,000 in those same periods. The LSC entities used a majority of the contributed capital to acquire certain life insurance policies of approximately $31,000 and $4,600 for the years ended December 31, 2011 and 2010, respectively. The Company’s investments in life settlements and cash value loans were approximately $136,800 and $31,500 as of December 31, 2011 and 2010, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded other income for the years ended December 31, 2011 and 2010 of approximately $46,900 and $11,900, respectively, related to the life settlement contracts.

In addition to the 237 and 79 policies disclosed in the table below as of December 31, 2011 and 2010, respectively, Tiger owned 36 and 143 premium finance loans as of December 31, 2011 and 2010, respectively, which were secured by life insurance policies and were carried at a value of $5,391 and $9,302 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the face value amount of the related 237 life insurance policies and 36 premium finance loans were approximately $1,518,183 and $217,950, respectively. All of the premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policies or allow the policies to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

6. Investment in Life Settlements  – (continued)

The following tables describe the Company’s investment in life settlements as of December 31, 2011 and 2010:

(Amounts in thousands, except Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value	Face Value
As of December 31, 2011:
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	1	6,665	10,000
3 – 4	1	2,703	5,000
4 – 5	2	9,630	20,000
Thereafter	233	112,389	1,483,183
Total	237	$131,387	$1,518,183
As of December 31, 2010:
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	—	—	—
3 – 4	—	—	—
4 – 5	—	—	—
Thereafter	79	22,155	495,183
Total	79	$22,155	$495,183

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2011, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2012	$20,077	$2,367	$22,444
2013	23,386	2,671	26,057
2014	24,413	2,738	27,151
2015	25,209	2,957	28,166
2016	33,029	4,241	37,270
Thereafter	439,038	81,907	520,945
	$565,152	$96,881	$662,033

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Intangible Assets and Goodwill

The composition of the intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2011	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$147,654	$—	$147,654	Indefinite Life
Renewal rights	14,680	3,150	11,530	7 – 17 years
Covenant not to compete	7,756	4,569	3,187	3 – 9 years
Distribution networks	63,542	14,754	48,788	10 – 20 years
Software	2,305	2,028	277	20 years
Customer relationships	23,263	4,595	18,668	5 – 10 years
Trademarks	5,124	2,105	3,019	2 – 15 years
Trademarks	3,433	—	3,433	Indefinite Life
License	408	27	381	50 years
Licenses	14,340	—	14,340	Indefinite Life
Contractual use rights	98,306	37,405	60,901	Specific use
Other	2,755	317	2,438	4 years
Total	$383,566	$68,950	$314,616	9 years average

(Amounts in Thousands) As of December 31, 2010	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$106,220	$—	$106,220	Indefinite Life
Renewal rights	7,780	2,373	5,407	7 – 17 years
Covenant not to compete	7,756	2,545	5,211	3 – 9 years
Distribution networks	57,817	10,138	47,679	10 – 20 years
Software	2,304	2,006	298	20 years
Customer relationships	6,395	3,439	2,956	5 – 10 years
Trademarks	3,820	1,176	2,644	2 – 15 years
Trademarks	3,433	—	3,433	Indefinite Life
License	408	16	392	50 years
Licenses	14,340	—	14,340	Indefinite Life
Contractual use rights	16,309	7,063	9,246	2 – 3 years
Total	$226,582	$28,756	$197,826	12 years average

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2010	$42,816	$5,020	$5,320	$53,156
Goodwill additions	4,872	48,342	—	53,214
Foreign currency translation	—	(150)	—	(150)
Balance as of January 1, 2011	$47,688	$53,212	$5,320	$106,220
Goodwill additions	9,854	23,288	8,300	41,442
Foreign currency translation	—	(9)	—	(9)
Balance as of December 31, 2011	$57,542	$76,491	$13,620	$147,653

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Intangible Assets and Goodwill  – (continued)

Goodwill added during 2011 resulted primarily from the acquisition of Cardinal Comp and other adjustments for deferred tax liabilities in the Small Commercial Business segment, the finalization of purchase adjustments for Warrantech in the Specialty Risk and Extended Warranty segment and contingent consideration related to a Specialty Program business. Goodwill added during 2010 resulted primarily from the acquisitions of Risk Services and Warrantech.

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2011, 2010 and 2009. Finite lived intangible assets are amortized under the straight-line method, except for renewal rights, which the Company amortizes using a 125% accelerated method, and contractual use rights, which are amortized based on actual use. Amortization expense for 2011, 2010 and 2009 was $40,194, $14,305 and $4,023, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2012	$32,073
2013	30,588
2014	27,921
2015	7,638
2016	5,741

8. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2011	2010
Land	$7,593	$2,604
Building	21,516	14,658
Software	26,428	18,002
Computer equipment	15,471	10,114
Other equipment	17,239	3,829
Leasehold improvements	1,335	1,339
	89,582	50,546
Less: Accumulated depreciation and amortization	(28,029)	(19,657)
	$61,553	$30,889

Depreciation expense was $9,806, $6,039 and $4,768 for the years ended December 31, 2011, 2010 and 2009.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

9. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2011 and 2010:

(Amounts in Thousands)	2011	2010	2009
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,263,537	$1,091,944	$1,014,059
Less: Reinsurance recoverables at beginning of year	670,877	561,874	504,404
Net balance, beginning of year	592,660	530,070	509,655
Incurred related to:
Current year	665,812	463,535	332,598
Prior year	12,521	7,946	(4,827)
Total incurred losses during the year	678,333	471,481	327,771
Paid losses and LAE related to:
Current year	(390,267)	(222,593)	(203,210)
Prior year	(179,721)	(187,012)	(109,872)
Total payments for losses and LAE	(569,988)	(409,605)	(313,082)
Commuted loss reserves	—	1,350	4,612
Net balance, December 31	701,005	593,296	528,956
Acquired outstanding loss and loss adjustment reserve	209,651	—	—
Effect of foreign exchange rates	(3,873)	(636)	1,114
Plus reinsurance recoverables at end of year	972,392	670,877	561,874
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$1,879,175	$1,263,537	$1,091,944

In 2011, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $12,521 primarily as result of unfavorable loss development, in its Specialty Program segment due to higher actuarial estimates based on actual losses. In 2010, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $7,946 primarily as result of unfavorable loss development, in its Specialty Program segment due to higher actuarial estimates based on actual losses. In 2009, the Company’s liabilities for unpaid losses and LAE attributable to prior years decreased by $4,827 primarily as result of favorable development in both the Small Commercial Business segment and Specialty Risk and Extended Warranty segment partially offset by unfavorable development in our Specialty Program Business segment as well as the Company’s involuntary participation in NCCI pools. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and developed more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2011	2010
Premium taxes, assessments and surcharges payable	$67,138	$63,557
Deferred warranty revenue	51,011	32,410
Commissions payable	43,923	23,114
Premiums collected in advance	18,279	19,343
Claims payable	18,005	14,655
Deposits from customers	17,396	—
Due to sellers	16,309	9,119
Other accrued expenses	15,339	16,968
Accounts payable	8,464	7,338
Dividends payable	6,048	4,768
Derivative liability	3,508	—
Accrued interest	2,223	1,736
	$267,643	$193,008

11. Debt

The Company’s borrowings consisted of the following at December 31, 2011 and 2010:

(Amounts in Thousands) As of December 31,	2011	2010
Revolving credit facility	$—	$—
Subordinated debentures	123,714	123,714
Convertible senior notes	138,506	—
Secured loan agreement	10,018	—
Promissory note	7,362	14,400
Term loan	—	6,667
	$279,600	$144,781

Aggregate scheduled maturities of the Company’s borrowings at December 31, 2011 are:

(Amounts in Thousands)
2012	$8,339	(1)
2013	1,021
2014	1,068
2015	1,116
2016	1,167
Thereafter	266,889	(2)

(1)	Amount reflected in balance sheet for promissory note is net of unamortized original issue discount of $138.
(2)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $36,494.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

Revolving Credit Agreement

On January 28, 2011, the Company entered into a three-year, $150,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $50,000 and an expansion feature not to exceed $50,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. In connection with entering into the Credit Agreement, the Company terminated the then existing Term Loan and Uncommitted Line of Credit Letter Agreement with JPMorgan Chase Bank, N.A (“Term Loan”). The Company did not record a gain or loss on the extinguishment of its previous term loan.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of December 31, 2011.

As of December 31, 2011, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at December 31, 2011 for $49,771, which reduced the availability on the line of credit to $229 as of December 31, 2011 and the availability under the facility to $100,229 as of December 31, 2011. The Company did not record a gain or loss on the extinguishment of its previous term loan.

The Company recorded approximately $1,324 of deferred financing costs related to the Credit Agreement. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at December 31, 2011), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on the Company’s consolidated leverage ratio and was 0.40% at December 31, 2011).

The interest rate on the credit facility as of December 31, 2011 was 2.50%. The Company recorded interest expense of approximately $2,697 year ended December 31, 2011, under the Credit Agreement. The Company recorded interest expense of approximately $72 and $752 for the years ended December 31, 2011 and 2010, respectively, related to the terminated term loan.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

December 31, 2011 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $9,871, $10,209 and $10,209 of interest expense for the years ended December 31, 2011, 2010 and 2009, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of December 31, 2011:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	%(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.647	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	7.930	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.
(2)	The interest rate was LIBOR plus 3.30% as of December 31, 2011.
(3)	The interest rate will change to LIBOR plus 3.00% after the fifth anniversary in 2012.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and will commence for tranche IV on its fifth anniversary in 2012.

Convertible Senior Notes

In December 2011, the Company issued $175,000 aggregate principal amount of the Company’s 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. The Notes will bear interest at a rate equal to 5.50% per year, payable semiannually in arrears on June 15th and December 15th of each year, beginning on June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate will initially equal 31.4218 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to an initial conversion price of approximately $31.83 per share of Common Stock, representing a conversion premium of 25.0% over $25.46 per share, which was the last reported sale price of the Common Stock on the NASDAQ on December 15, 2011. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes) involving the Company, holders of the Notes will have the right to require the Company to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The Company separately allocated the proceeds for the issuance of the Notes to a liability component and an equity compenent, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $36,593 and deferred origination costs relating to the liability component of $4,152 will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1,098 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $524 for the year ended December 31, 2011.

The following table shows the amounts recorded for the Notes as of December 31, 2011:

(Amounts in Thousands)
Liability component
Outstanding principal	$175,000
Unamortized OID	(36,494)
Liability component	138,506
Equity component, net of tax	$23,785

Secured Loan Agreement

During February 2011, the Company entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded approximately $70 of deferred financing costs related to this agreement. The Company recorded interest expense of approximately $402 for the year ended December 31, 2011, respectively, related to this agreement. The loan is secured by an aircraft that a Company subsidiary acquired in February 2011.

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

Promissory Note

In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (now called Kemper Corporation), the Company, on June 1, 2008, issued a promissory note to Unitrin, Inc. in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first three annual principal payments were paid between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Debt  – (continued)

included $462 and $771 of amortized discount on the note in its results of operations for the years ended December 31, 2011 and 2010, respectively. The note’s carrying value was $7,362 and $14,400 as of December 31, 2011 and 2010, respectively.

Comerica Letter of Credit Facility

The Company, through one of its subsidiaries, entered into a secured letter of credit facility with Comerica Bank during the three months ended September 30, 2011. The credit limit is for $75,000 and was utilized for $49,801 as of December 31, 2011. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Other Letters of Credit

The Company, through certain subsidiaries, has additional existing stand-by letters of credit as of December 31, 2011 in the amount of $1,271.

12. Reinsurance

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

The Company has coverage for its workers’ compensation line of business under excess of loss reinsurance agreements. As the scale of the Company’s workers’ compensation business has increased, the Company has also increased the amount of risk retained. The agreements cover, per occurrence, losses in excess of $500 through December 31, 2004, $600 effective January 1, 2005, $1,000 effective July 1, 2006 through July 1, 2009, $1,000 plus 55% of $9,000 in excess of $1,000 effective July 1, 2009 through January 1, 2010, and $10,000 effective January 1, 2010 up to a maximum $130,000 ($50,000 prior to December 1, 2003) in losses. For losses occurring on or after January 1, 2010, the Company has purchased a “third and fourth event cover” that covers losses between $5,000 and $10,000 per occurrence, after a deductible equal to the first $10,000 per annum on such losses. For losses occurring on or after January 1, 2011, we replaced this “third and fourth event cover” with a “second and third event cover” that applies after an aggregate deductible equal to the first $5,000 per annum on such losses. Effective August 19, 2011, we purchased a new layer of coverage providing $100,000 in excess of $130,000 per occurrence, providing us with total protection of $220,000 for losses in excess of $10,000. The Company’s reinsurance for worker’s compensation losses caused by acts of terrorism is more limited than its reinsurance for other types of workers’ compensation losses and, through December 31, 2011, provided coverage, per contract year, of $220,000 in the aggregate in excess of an aggregate retention of $10,000, but excludes acts of nuclear, biological or chemical terrorism (which are covered by the Terrorism Risk Insurance Act, as amended).

The Company has coverage for its U.S. casualty lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of $2,000 per occurrence (in certain cases the retention can rise to $2,500) up to a maximum $30,000. The Company purchases quota share reinsurance for its non-program umbrella business, whereby we cede 70% of the first $5,000 of loss per policy and 100% of the next $5,000 loss per policy. In addition, we also purchase various pro-rata and excess reinsurance relating to specific insurance programs and/or specialty lines of business, including casualty, public entity, and professional errors and omissions insurance.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Reinsurance  – (continued)

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

The Company has coverage for its U.K. property lines of business under an excess of loss reinsurance agreement. The agreement covers losses in excess of £500 per risk up to a maximum £2,000 per risk. In addition, the Company has a property catastrophe excess of loss agreement, which covers losses in excess of £5,000 per occurrence up to a maximum £45,000. The Company also has excess of loss reinsurance coverage for international general liability and non-medical professional business underwritten by our English and Irish insurers. The agreements cover losses in excess of £1,000 per occurrence up to a maximum of £10,000 per occurrence, subject to annual aggregate limits that vary by layer. Through December 31, 2010, we had excess of loss reinsurance under the same terms for our European medical liability business. In 2010, we purchased an 80% quota share reinsurance agreement from National Indemnity Company for our European medical liability business. This contract was effective for claims made through March 31, 2011. Effective April 1, 2011, we replaced this quota share reinsurance agreement with a 40% cession to Maiden Insurance, as more fully described below in Note 13 “Related Party Transactions.” In addition, we purchase various pro-rata and excess reinsurance relating to specific foreign insurance programs and/or specialty lines of business.

TIC acts as servicing carrier on behalf of Workers’ Compensation Assigned Risk Plans in eight states. TIC issues and services certain workers compensation policies issued to assigned risk insureds. Those policies issued are subject to a 100% quota-share reinsurance agreement offered by the National Workers Compensation Reinsurance Pool or a state-based equivalent, which is administered by the National Council on Compensation Insurance, Inc. TIC, wrote approximately $46,000, $37,000 and $35,400 of premium in 2011, 2010 and 2009, respectively, as a servicing carrier.

As part of the agreement to purchase WIC from Household Insurance Group Holding Company (“Household”), the Company agreed to write certain business on behalf of Household for a three-year period through June 2009. The premium written under this arrangement is 100% reinsured by HSBC Insurance Company of Delaware, a subsidiary of Household. The reinsurance recoverable associated with this business is guaranteed by Household. This business is now in run-off. WIC wrote approximately $7,300, $8,800 and $17,100 of premium in 2011, 2010 and 2009, respectively, subject to this reinsurance treaty.

As part of its acquisition of AIIC, the Company acquired reinsurance recoverable as of the date of closing. The most significant reinsurance recoverable is from American Home Assurance Company (“American Home”). AIIC’s reinsurance relationship with American Home incepted January 1, 1998 on a loss occurring basis. From January 1, 1998 through March 31, 1999 the American Home reinsurance covered losses in excess of $250 per occurrence up to statutory coverage limits. Effective April 1, 1999, American Home provided coverage in the amount of $150 in excess of $100. This additional coverage terminated on December 31, 2001 on a run-off basis. Therefore, for losses occurring in 2002 that attached to a 2001 policy, the retention was $100 per occurrence. Effective January 1, 2002 American Home increased its attachment was $250 per occurrence. The XOL treaty that had an attachment of $250 was terminated on a run-off basis on December 31, 2002. Therefore, losses occurring in 2003 that attached to a 2002 policy were ceded to American Home at an attachment point of $250 per occurrence. As of December 31, 2011, the Company had $66,370 of reinsurance recoverables with American Home.

During the third quarter of 2007, the Company entered into a master agreement with Maiden, as amended, by which its Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”). For a description of this agreement see Note 13. “Related Party Transactions.”

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Reinsurance  – (continued)

The effect of reinsurance with unrelated companies on premiums and losses for 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011		2010		2009
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$1,843,185	$1,553,878	$1,375,993	$1,220,164	$1,117,090	$1,038,470
Assumed	307,287	265,258	184,829	160,285	81,856	49,626
Ceded	(873,875)	(782,275)	(733,596)	(634,790)	(555,520)	(514,214)
	$1,276,597	$1,036,861	$827,226	$745,659	$643,426	$573,882

	As of December 31,
	2011		2010		2009
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$547,127	$(972,392)	$129,066	$(670,877)	$71,859	$(561,963)
Unearned premiums	124,207	(584,871)	77,548	(484,960)	53,003	(410,553)
Loss and LAE expense incurred	222,859	(575,794)	105,501	(441,106)	24,511	(374,192)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2011, the Company had no commutations related to workers’ compensation that were included in ceded reinsurance treaties. During 2010, the Company commuted certain loss reserves of $1,350 related to workers’ compensation that were included in ceded reinsurance treaties. This commutation had no material effect on net earnings in either year.

13. Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of December 31, 2011, Michael Karfunkel owns or controls approximately 13.9% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.1% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions  – (continued)

Quota Share Agreement

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd., net of commissions) and 40% of losses, excluding certain specialty risk programs that the Company commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions  – (continued)

The following is the effect on the Company’s results of operations for the years ended December 31, 2011, 2010 and 2009 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2011	2010	2009
Results of operations:
Premium written – ceded(1)	$(703,175)	$(463,042)	$(379,744)
Change in unearned premium – ceded	143,553	21,771	21,747
Earned premium – ceded	$(559,622)	$(441,271)	$(357,997)
Ceding commission on premium written	$182,316	$144,598	$118,991
Ceding commission – deferred	(28,363)	(6,487)	(6,140)
Ceding commission – earned	$153,953	$138,111	$112,851
Incurred loss and loss adjustment expense – ceded	$401,822	$295,469	$259,780
Interest expense on collateral loan	1,925	982	2,958

Other Reinsurance Agreements

Effective September 1, 2010, the Company, through its subsidiary, Security National Insurance Company (“SNIC”), entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which had an initial term of one year and has been extended to August 31, 2012, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums. The Company ceded written premium of $857 for the year ended December 31, 2011 related to this agreement for which the Company earned ceding commission of $192 for the year ended December 31, 2011. The Company did not enter into any material transactions related to this agreement during the year ended December 31, 2010.

Between January 1, 2009 and January 1, 2010, Maiden was a 45% participating reinsurer in the first layer of the Company’s workers’ compensation excess of loss program, which provided coverage in the amount of $9,000 per occurrence in excess of $1,000, subject to an annual aggregate deductible of $1,250. From January 1, 2009 through June 30, 2009, Maiden was one of two participating reinsurers in the layer and participated on the same market terms and conditions as the other participant. Effective July 1, 2009, the other participant’s participation in the layer was terminated, but Maiden continued to assume 45% of the layer on the existing terms and conditions through the end of the term on January 1, 2010.

As of January 1, 2009, Maiden Insurance had a participation in a $4,000 in excess of $1,000 specialty transportation program written by the Company. For calendar year 2009, Maiden Insurance’s participation was 30%. This program provided primarily, commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators. The participations were sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Several other broker market reinsurers hold the other 70% participation for 2009. The agreement terminated January 1, 2010.

Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of December 31, 2011 and 2010. The Company recorded $1,925 and $982 of interest expense during the years ended December 31, 2011 and 2010, respectively. Effective December 1, 2008, AII and Maiden Insurance

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions  – (continued)

entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of December 31, 2011 was approximately $465,000. Maiden retains ownership of the collateral in the trust account.

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, we, through our wholly-owned subsidiary, TIC, entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on our behalf (the “Surplus Lines Facility”). The Surplus Lines Facility enables us to write business on a surplus lines basis throughout the United States in states in which we are unauthorized to write such business through our own insurance subsidiaries. During 2011, we utilized the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. We are actively pursuing surplus lines authority for two of our insurance company subsidiaries, which would remove the need for the Surplus Lines Facility. As a result of this agreement, we assumed approximately $18,000 of written premium for which we earned approximately $10,400 and incurred losses of approximately $6,500 for the year ended December 31, 2011. The Company did not enter into any material transactions related to this agreement during the year ended December 31, 2010.

Reinsurance Brokerage Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, AmTrust provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. The Company recorded $8,082, $5,841 and $5,135 of brokerage commission (recorded as a component of Service and fee income) during the years ended December 31, 2011, 2010 and 2009, respectively.

Asset Management Agreement

Effective July 1, 2007, AmTrust, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden and its affiliates. The Company currently manages approximately $2,200,000 of assets as of December 31, 2011 related to this agreement. Effective April 1, 2008, the investment management services fee was 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $3,046, $2,693 and $2,459 of investment management fees (recorded as a component of service and fee income) for the years ended December 31, 2011, 2010 and 2009, respectively.

Services Agreement

AmTrust, through its subsidiaries, entered into services agreements in 2008, pursuant to which it provides certain marketing and back office services to Maiden. Pursuant to the services agreements, AmTrust earns a fee equal to the amount required to reimburse AmTrust for its costs plus 8%. As a result of this agreement, the Company recorded fee income of approximately $0, $38 and $432 for the years ended December 31, 2011, 2010 and 2009, respectively.

Senior Notes

In June 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions  – (continued)

guaranteed by Maiden. The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Maiden Holdings North America, Ltd. issued the Notes to use the proceeds, together with cash on hand, to repurchase, at 114% of the principal amount, $107,500 of Maiden’s $260,000 outstanding trust preferred securities, on a pro rata basis, to all of its trust preferred securities holders. ACP Re, Ltd., an entity owned by a trust controlled by Michael Karfunkel, the Company’s Chairman of the Board, accepted the offer to repurchase its $79,066 in principal amount of trust preferred securities. The Company’s Audit Committee reviewed and approved the Company’s participation in this offering.

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

The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, which are payable, annually on March 1 through March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments as of December 31, 2011 will not exceed $15,000. In addition, in connection with the Company’s investment, ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $7,871 and $25,332 of income during the years ended December 31, 2011 and 2010, respectively related to its equity investment in ACAC. The decrease in equity income in 2011 primarily related to the initial acquisition gain on ACAC of $10,450 the Company recognized during 2010 that was adjusted downward during 2011 by $3,614. Absent this adjustment for purchase price accounting, the earnings related to ACAC decreased to $11,485 in 2011 from $14,882 in 2010.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions  – (continued)

Personal Lines Quota Share

The Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share has an initial term of three years and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to TIC to $121,000 during calendar year 2011 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $102,598 and $82,295 of business from the GMACI Insurers during the years ended December 31, 2011 and 2010, respectively.

Information Technology Services Agreement

The Company provides ACAC and its affiliates information technology development services in connection with the development of a policy management system at a price of cost plus 20% pursuant to a Master Services Agreement with GMAC Insurance Management Corporation, a wholly-owned subsidiary of ACAC. In addition, as consideration for a license for ACAC and its affiliates to use that system, the Company receives a license fee in the amount of 1.25% of gross premiums of ACAC and its affiliates plus the Company’s costs for support services. The Company recorded approximately $4,022 and $2,022 of fee income for the years ended December 31, 2011 and 2010, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company currently manages approximately $750,000 of assets as of December 31, 2011 related to this agreement. As a result of this agreement, the Company earned approximately $1,550 and $1,456 of investment management fees for the years ended December 31, 2011 and 2010, respectively.

As a result of the above service agreements with ACAC, the Company recorded fees totaling approximately $5,572 and $3,478 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $1,089.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions  – (continued)

800 Superior LLC

In August 2011, the Company formed 800 Superior, LLC with a subsidiary of ACAC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and ACAC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. The Company’s Audit Committee reviewed and approved this joint purchase with ACAC. Additionally in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of the LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity. The results of operations of the LLC did not have a material impact on the Company’s results of operations for the year ended December 31, 2011.

Diversified

Diversified Construction Management, LLC (“Diversified”) provided construction management and general contractor services for a Company subsidiary between 2009 and 2011. The Company recorded a total of $201, $423 and $260 for the years ended December 31, 2011, 2010 and 2009, respectively, for Diversified’s services in connection with the construction project. Robert A. Saxon, Jr., a principal of Diversified, is the brother of Michael J. Saxon, the Company’s Chief Operating Officer. During several prior years, Diversified provided similar services to the Company. While the initial arrangements were not pre-approved by the Audit Committee, upon subsequent review, the Audit Committee determined that the contracts were not less favorable to the Company than similar services provided at arms-length and approved future contracts.

Lease Agreements

In January 2008, the Company entered into an amended agreement for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The lease was amended such that it increased the leased space to 14,807 square feet and extended the lease through December 31, 2017. The Company’s Audit Committee reviewed and approved the extension of the lease. The Company paid approximately $665 and $689 for the lease for the years ended December 31, 2011 and 2010, respectively.

In January 2011, the Company entered into an amended agreement to lease office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease was amended to increase the leased space to 9,030 square feet and extend the lease through October 31, 2017. The Company’s Audit Committee reviewed and approved this amended lease agreement. The Company paid approximately $285 and $257 for the years ended December 31, 2011 and 2010, respectively.

Use of Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and ACAC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or ACAC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the year ended December 31, 2011, Maiden and ACAC paid AUI $74 and $185, respectively, for the use of AUI’s aircraft under these agreements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions  – (continued)

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft, which for the year ended December 31, 2011 was $200 and $30, respectively. The Company’s Audit Committee reviewed and approved the time share and reimbursement agreements.

14. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses:

(Amounts in Thousands)	2011	2010	2009
Policy acquisition expenses	$256,464	$180,757	$120,182
Salaries and benefits	119,171	97,934	80,179
Other insurance general and administrative expense	22,769	24,118	43,918
	$398,404	$302,809	$244,279

15. Share Based Compensation

During 2010, the Company adopted the 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors of the Company incentive compensation directly linked to the price of the Company’s stock. This plan replaced the 2005 Equity Incentive Plan. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. All remaining unissued shares related to the Company’s previously existing 2005 and Equity and Incentive Plan were absorbed into the Plan. As of December 31, 2011, approximately 5,500,000 shares of Company common stock remained available for grants under the Plan.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

15. Share Based Compensation  – (continued)

A summary of the Company’s stock option activity for the years ended December 31, 2011, 2010 and 2009 is shown below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,126,926	$10.46	4,168,089	$10.12	3,728,500	$9.88
Granted	235,000	16.83	276,250	14.24	565,539	10.95
Forfeited	(64,533)	14.96	(116,500)	11.16	(92,250)	9.26
Exercised	(525,605)	9.20	(200,913)	8.10	(33,700)	7.50
Outstanding at end of year	3,771,788	$10.96	4,126,926	$10.46	4,168,089	$10.12

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Volatility	32.75%	31.43%	31.04%
Risk-free interest rate	2.11%	1.92%	2.50%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.65%	1.98%	1.98%
Forfeiture rate	0.50%	0.50%	1.45%

The weighted average grant date fair value of options granted was $6.97, $3.94 and $3.04 during 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, all option grants outstanding had an approximate weighted average remaining life of 5.8 and 6.7 years, respectively. As of December 31, 2011 and 2010, there were approximately 3,166,000 shares and 3,118,000 shares, respectively, with a weighted average exercise price of $10.26 and $9.62, respectively, which were exercisable.

A summary of the Company’s restricted stock and restricted stock unit activity for the years ended December 31, 2011 and 2010 is shown below:

	2011		2010
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	139,388	$14.04	—	$—
Granted	204,260	20.39	140,828	14.04
Vested	(44,225)	14.08	—	—
Forfeited	(8,193)	19.99	(1,440)	13.92
Non-vested at end of year	291,230	$22.24	139,388	$14.04

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $5,571, $3,386 and $4,241 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had approximately $5,346, $4,189 and $5,144 of unrecognized compensation cost related to all share based compensation as of December 31, 2011, 2010 and 2009, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

15. Share Based Compensation  – (continued)

The intrinsic value of stock options exercised during 2011, 2010 and 2009 was $6,957, $1,286 and $152, respectively. The intrinsic value of stock options that were outstanding as December 31, 2011 and 2010 was $48,247 and $29,044, respectively.

Cash received from options exercised was $5,425, $1,700 and $315 during 2011, 2010 and 2009 respectively.

16. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2011, 2010 and 2009:

(Amounts in Thousands) Income Tax Provision (Benefit)	2011	2010	2009
Current expense (benefit)
Federal	$11,147	$20,693	$11,856
Foreign	21,345	9,165	3,321
Total current tax expense	32,492	29,858	15,177
Deferred expense (benefit)
Federal	$40,462	$35,623	$19,683
Foreign	(30,582)	(18,428)	(7,401)
Total deferred tax expense	9,880	17,195	12,282
Total income tax expense	$42,372	$47,053	$27,459

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the years ended December 31, 2011, 2010 and 2009:

(Amounts in Thousands)	2011	2010	2009
Effective tax rate
Income before equity in earnings (loss) of unconsolidated subsidiaries	$228,654	$171,401	$131,504
Tax at federal statutory rate of 35%	$80,029	$59,990	$46,026
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(29,063)	(19,483)	(12,905)
Foreign currency gain	861	(247)	(864)
Other, net	(9,455)	6,793	(4,798)
	$42,372	$47,053	$27,459
Effective tax rate	18.5%	27.5%	20.9%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2011 and 2010 are shown below:

(Amounts in Thousands)	2011	2010
Deferred tax assets:
Unearned premiums	$55,140	$37,930
Ceding commission	49,882	31,749
Other	15,164	12,195
Carryforward loss	14,579	20,990
Bad debt	4,904	4,628
Deferred compensation	4,837	4,132
Losses and LAE reserves	—	6,718
	$144,506	$118,342
Deferred tax liabilities:
Deferred acquisition costs	$(147,819)	$(110,384)
Losses and LAE reserves	(56,869)	—
Intangible assets	(17,175)	—
Depreciation	(12,379)	(5,501)
Equity results which cannot be liquidated tax free	(8,796)	(4,179)
Other	(6,299)	(4,610)
Accrual market discount	(2,062)	(1,674)
Cash surrender value on insurance	(1,882)	(1,877)
	(253,281)	(128,225)
Deferred tax liability, net	$(108,775)	$(9,883)

The Company’s management believes that it will realize the benefits of its deferred tax asset and, accordingly, no valuation allowance has been recorded for the periods presented. A provision has not been made for the U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the parent entity or a U.S. affiliate, or if the Company should sell its stock in its foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on foreign earnings. The deferred tax liability related to loss and LAE reserves of $56,869 includes a deferred tax liability of $88,576 for equalization reserves that were acquired as part of the AmTrust Re 2007, AmTrust Re Alpha, AmTrust Re Kappa, and AmTrust Re Zeta acquisitions.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2007 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2011, the Company does not have any accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of any unrecognized deferred tax liability for

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

16. Income Taxes  – (continued)

temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At December 31, 2011 and 2010, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $223,000 and $163,400, respectively.

A reconciliation of the total amounts of gross unrecognized tax benefits is as follows:

(Amounts in Thousands)	2011	2010
Gross unrecognized tax benefit as of January 1	$1,017	$5,293
Decreases in tax positions for prior years	(1,017)	(4,325)
Increases in tax positions for prior years	—	49
Decreases in tax positions for current year	—	—
Increases in tax positions for current year	—	—
Lapse in statute of limitations	—	—
Settlements	—	—
Gross unrecognized tax benefits as of December 31	$—	$1,017

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
Major tax jurisdictions:
United States	2008 – 2011
United Kingdom	2009 – 2011
Ireland	2007 – 2011

17. Employee Benefit Plans

The Company sponsors a defined contribution pension plan. Participation in this plan is available to a majority of employees. Contributions to this plan were based on a percentage of employee contributions. The cost of this plan for the Company was approximately $1,397, $1,172 and $1,021 for the years ended December 31, 2011, 2010 and 2009, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

18. Earnings per Share

Effective January 1, 2009, the Company adopted ASC subtopic 260-10, Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities. ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, requiring the two-class method of computing earnings per share. There were no participating securities issued in 2009.

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

(Amounts in Thousands, except for earnings per share)	2011	2010	2009
Basics earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$170,434	$142,465	$103,223
Less: Net income allocated to participating securities and redeemable non-controlling interest	111	81	—
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$170,323	$142,384	$103,223
Weighted average shares outstanding – basic	59,875	59,491	59,433
Less: Weighted average participating shares outstanding	39	38	—
Weighted average common shares outstanding – basic	59,836	59,453	59,433
Net income per AmTrust Financial Services, Inc. common shares – basic	$2.85	$2.39	$1.74
Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$170,434	$142,465	$103,223
Less: Net income allocated to participating securities and redeemable non-controlling interest	111	81	—
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$170,323	$142,384	$103,223
Weighted average common shares outstanding – basic	59,836	59,453	59,433
Plus: Dilutive effect of stock options, other	1,746	893	521
Weighted average common shares outstanding – dilutive	61,582	60,346	59,954
Net income per AmTrust Financial Services, Inc. common shares – diluted	$2.77	$2.36	$1.72

As of December 31, 2011, there were less than 100,000 anti-dilutive securities excluded from diluted earnings per share.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

19. Accumulated Other Comprehensive Income (Loss)

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Accumulated Other Comprehensive Income
Balance, December 31, 2008	$(12,319)	$(93,496)	$—	$(105,815)
Current period changes, net of tax	4,863	83,932	—	88,795
Balance, December 31, 2009	(7,456)	(9,564)	—	(17,020)
Current period changes, net of tax	(4,820)	21,574	—	16,754
Balance, December 31, 2010	(12,276)	12,010	—	(266)
Current period changes, net of tax	(4,815)	(2,638)	(2,280)	(9,733)
Balance, December 31, 2011	$(17,091)	$9,372	$(2,280)	$(9,999)

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

Vehicle service contract industry inquiry and related proceedings

As disclosed in Part I, Item 3 of this Annual Report on Form 10-K, the states of Texas, Washington and Ohio, by and through the offices of their respective Attorneys General, are acting as the Executive Committee of a multi-state Attorneys General task force (the “Multi-State Task Force”) that is making inquiries into the vehicle service contract industry focusing on former third party administrators of U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in February 2010 in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Proceeding”). The inquiries relate to the handling of payment of customer refunds in the absence of U.S. Fidelis fulfilling such obligations and violation by U.S. Fidelis of consumer protection statutes in the course of marketing and selling vehicle service contracts to consumers across the country. In connection with such inquiry, on or about January 14, 2011, the Company’s subsidiary, Warrantech Corporation (“Warrantech”), received an inquiry from the Texas Attorney General’s office because Warrantech was a non-exclusive third party administrator of U.S. Fidelis between 2006 and 2009. Warrantech is working with the Executive Committee to resolve the matter as part of the Bankruptcy Proceeding, as discussed below.

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

Warrantech disputes that it owes Mepco any amounts resulting from the failure of U.S. Fidelis to repay Mepco for certain cancelled vehicle service contracts. On September 13, 2011, Warrantech commenced an adversary proceeding against Mepco in the Bankruptcy Proceeding, Case Number 11-04313 (the “Adversary Proceeding”). In the Adversary Proceeding, Warrantech is seeking a judicial determination that Mepco breached the agreement between the parties and, as result, Warrantech has incurred damages in connection with the marketing and sales of vehicle service contracts by U.S. Fidelis and Mepco’s financing of those vehicle service contracts. In addition, Warrantech is seeking a declaratory judgment that any contractual

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

20. Commitments and Contingencies  – (continued)

obligation it may have had to indemnify or reimburse Mepco for unpaid amounts due from U.S. Fidelis is unenforceable due to Mepco’s own conduct.

In a related proceeding, the Official Committee of the Unsecured Creditors (the “Creditors Committee”) also commenced an adversary proceeding against Mepco in the Bankruptcy Proceeding, Case Number 10-41902-705. In that proceeding, the Creditors Committee asserts, among other things, that Mepco’s pre- and post-petition bankruptcy claims should be subordinated due to Mepco’s inequitable conduct.

On September 28, 2011, the Multi-State Task Force, acting through its Executive Committee, filed a motion in the Bankruptcy Proceeding requesting that the Bankruptcy Court issue an order compelling Mepco, Warrantech, the Creditors Committee and the Executive Committee to mediate the claims asserted in the Adversary Proceeding and the issues raised by the Multi-State Task Force. On December 19 and December 20, 2011, Mepco, Warrantech, the Creditors Committee, the Executive Committee and counsel representing WARN Act claimants participated in the mediation conducted in Austin, Texas. As a result of this mediation, the parties are currently negotiating a potential settlement of the Adversary Proceeding and the Multi-State Task Force inquiry.

Lease Commitments

The Company is obligated under approximately 49 leases for office space expiring at various dates through 2032. Future minimum lease payments as of December 31, 2011 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2012	$8,403
2013	7,871
2014	7,564
2015	6,931
2016	6,487
2017 and Thereafter	25,096
$62,352

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $10,451, $8,490 and $6,869, respectively.

Employment Agreements

The Company has employment agreements with approximately 26 of its key executives and employees. The agreements terminate on varying dates through 2020, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2020:

(Amounts in Thousands)
2012	$9,474
2013	4,508
2014	2,102
2015	2,102
2016	2,102
2017 and Thereafter	2,207
$22,495

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

21. Dividend Restriction and Risk Based Capital

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay and was approximately $306,100 and $253,000 as of December 31, 2011 and 2010, respectively. During 2011, 2010 and 2009, the Company received a dividend of approximately $5,800, $5,000 and $4,500, respectively, from one of its subsidiaries.

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2011 and 2010, the capital and surplus of the Company’s eight insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

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

Statutory surplus and net income for insurance operations as reported to regulatory authorities were approximately as follows:

(Amounts in Thousands) December 31, 2011	Statutory Surplus	GAAP Equity	Statutory Net Income	GAAP Net Income
TIC (domestic)	$193,036	$215,664	$1,721	$13,849
RIC (domestic)	46,107	52,313	903	1,524
WIC (domestic)	82,580	84,260	5,590	7,386
AIIC (domestic)	72,034	76,513	13,546	12,348
SNIC (domestic)	31,493	32,772	3,338	4,050
MCIC (domestic)	12,512	13,000	936	984
ALIC (domestic)	2,128	2,128	—	—
AICK (domestic)	12,852	13,324	22	(26)
AEL (United Kingdom)	160,724	169,932	51,240	54,721
AIU (Ireland)	106,574	119,692	39,927	39,509
AII (Bermuda)	369,336	518,206	120,904	120,904

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

23. Geographic Information

Three of the Company’s insurance subsidiaries (AII, AIU and AEL) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For both 2011 and 2010, 34% of the Company’s gross written premiums related to foreign risks, of which 37% were written from the United Kingdom. For 2009, 21% of the Company’s gross written premiums related to foreign risks, of which 47% were written from the United Kingdom. As of December 31, 2011 and 2010, approximately 46% and 47%, respectively, of the consolidated assets were located outside the United States. For the years ended 2011, 2010 and 2009, approximately 77%, 70% and 66%, respectively, of the consolidated revenues earned were located in or derived from foreign countries.

The domestic and foreign components of Income before equity in earnings (loss) of unconsolidated subsidiaries for the years ended December 31, 2011, 2010 and 2009 are as follows:

(Amounts in Thousands)	2011	2010	2009
Domestic	$24,328	$65,882	$73,542
Foreign	204,326	105,519	57,962
	$228,654	$171,401	$131,504

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

23. Geographic Information  – (continued)

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2011:
Revenue	$306,915	$865,262	$169,406
Property and equipment	58,682	—	2,871
December 31, 2010:
Revenue	$299,340	$603,827	$99,291
Property and equipment	30,340	—	549
December 31, 2009:
Revenue	$249,934	$429,042	$61,235
Property and equipment	15,428	—	430

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

The Company’s Specialty Risk and Extended Warranty segment derived over ten percent of gross written premium from one broker in 2011 and was approximately $237,000. In both 2011 and 2010, the Specialty Program segment derived over ten percent of gross written premium from one program and was approximately $66,000 and $59,000, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Segments  – (continued)

The following tables summarize business segments as follows for 2011, 2010 and 2009:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year ended December 31, 2011:
Gross premium written	$609,822	$1,056,511	$381,541	$102,598	—	$2,150,472
Net premium written	355,721	615,563	202,715	102,598	—	1,276,597
Change in unearned premium	(35,455)	(168,798)	(31,340)	(4,143)	—	(239,736)
Net earned premium	320,266	446,765	171,375	98,455	—	1,036,861
Ceding commission – primarily related party	62,093	57,648	34,212	—	—	153,953
Loss and loss adjustment expense	(201,921)	(297,501)	(114,685)	(64,226)	—	(678,333)
Acquisition costs and other underwriting expenses	(148,041)	(137,442)	(81,568)	(31,353)	—	(398,404)
	(349,962)	(434,943)	(196,253)	(95,579)	—	(1,076,737)
Underwriting income	32,397	69,470	9,334	2,876	—	114,077
Service, fee and other revenues	20,887	67,312	17	—	20,444	108,660
Investment income and realized gain (loss)	23,385	22,708	10,104	2,086	—	58,283
Other expenses	(25,000)	(43,354)	(15,143)	(3,114)	—	(86,611)
Interest expense	(4,641)	(8,049)	(2,811)	(578)	—	(16,079)
Foreign currency loss	—	(2,418)	—	—	—	(2,418)
Gain on life settlement contracts	13,535	23,472	8,199	1,686	—	46,892
Acquisition gain on purchase	5,850	—	—	—	—	5,850
Provision for income taxes	(11,897)	(23,135)	(1,738)	(530)	(5,072)	(42,372)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	7,871	7,871
Non-controlling interest	(6,846)	(11,873)	(4,147)	(853)	—	(23,719)
Net income attributable to AmTrust Financial Services, Inc.	$47,670	$94,133	$3,815	$1,573	$23,243	$170,434

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Segments  – (continued)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year ended December 31, 2010:
Gross premium written	$465,951	$748,525	$264,051	$82,295	—	$1,560,822
Net premium written	243,146	362,100	139,685	82,295	—	827,226
Change in unearned premium	9,296	(58,517)	568	(32,914)	—	(81,567)
Net earned premium	252,442	303,583	140,253	49,381	—	745,659
Ceding commission – primarily related party	66,282	48,015	23,964	—	—	138,261
Loss and loss adjustment expense	(154,442)	(191,149)	(94,261)	(31,629)	—	(471,481)
Acquisition costs and other underwriting expenses	(128,142)	(98,547)	(60,071)	(16,049)	—	(302,809)
	(282,584)	(289,696)	(154,332)	(47,678)	—	(774,290)
Underwriting income	36,140	61,902	9,885	1,703	—	109,630
Service, fee and other revenues	19,696	29,729	—	—	12,642	62,067
Investment income and realized gain (loss)	21,951	20,339	11,616	2,564	—	56,470
Other expenses	(17,966)	(24,443)	(10,397)	(3,597)	—	(56,403)
Interest expense	(4,110)	(5,591)	(2,378)	(823)	—	(12,902)
Foreign currency gain	—	684	—	—	—	684
Gain on life settlement contracts	3,776	5,138	2,185	756	—	11,855
Provision for income taxes	(16,331)	(24,091)	(2995)	(166)	(3,470)	(47,053)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	24,044	24,044
Non-controlling interest	(1,887)	(2,569)	(1,093)	(378)	—	(5,927)
Net income attributable to AmTrust Financial Services, Inc.	$41,269	$61,098	$6,823	$59	$33,216	$142,465

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

24. Segments  – (continued)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year ended December 31, 2009:
Gross premium written	$469,627	$461,338	$267,981	$—	$1,198,946
Net premium written	255,496	245,604	142,326	—	643,426
Change in unearned premium	(16,525)	(55,378)	2,359	—	(69,544)
Net earned premium	238,971	190,226	144,685	—	573,882
Ceding commission – primarily related party	59,415	25,909	28,607	—	113,931
Loss and loss adjustment expense	(137,525)	(98,797)	(91,449)	—	(327,771)
Acquisition costs and other underwriting expenses	(119,734)	(55,551)	(68,994)	—	(244,279)
	(257,259)	(154,348)	(160,443)	—	(572,050)
Underwriting income	41,127	61,787	12,849	—	115,763
Service and fee revenues	12,323	9,841	—	8,526	30,690
Investment income, realized gain (loss) and loss on managed assets	9,880	6,731	5,097	—	21,708
Other expenses	(9,073)	(8,114)	(5,045)	—	(22,232)
Interest expense	(6,890)	(6,162)	(3,832)	—	(16,884)
Foreign currency gain	—	2,459	—	—	2,459
Provision for income taxes	(9,891)	(13,894)	(1,894)	(1,780)	(27,459)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	(822)	(822)
Net income	$37,476	$52,648	$7,175	$5,924	$103,223

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of December 31, 2011:
Fixed assets	$17,767	$30,811	$10,762	$2,213	$—	$61,553
Goodwill and intangible assets	123,976	167,782	22,858	—	—	314,616
Total assets	2,151,924	2,483,923	913,141	133,566	—	5,682,554
As of December 31, 2010:
Fixed assets	$9,839	$13,386	$5,694	$1,970	$—	$30,889
Goodwill and intangible assets	87,001	95,737	15,088	—	—	197,826
Total assets	1,581,946	1,716,980	741,835	141,692	—	4,182,453

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Equity Investment in Unconsolidated Subsidiary

The following table summarizes total assets and total liabilities as of December 31, 2011 and 2010, and the results of operations for the Company’s unconsolidated equity method investment in ACAC for the years ended December 31, 2011 and 2010:

	As of December 31,
(Amounts in Thousands)	2011	2010
Balance sheet data:
Investments	$782,711	$840,504
Premiums and other receivables	441,817	363,505
Reinsurance recoverable – unpaid loss	775,444	695,023
Total assets	2,403,477	2,229,662
Reserve for insurance loss and loss adjustment expenses	1,053,137	1,081,630
Unearned insurance premiums and revenue	449,598	443,910
Total liabilities	2,026,179	1,903,984

	2011	2010
Results of operations:
Gross written premium	$1,172,686	$904,553
Net earned premium	498,205	560,917
Income from continuing operations	54,046	70,034
Net income	54,046	119,211

26. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2011
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$200,338	$248,282	$288,848	$299,393
Investment income	14,192	13,167	14,456	13,700
Net income	51,321	56,644	40,653	37,393
Income attributable to Common Shareholders	45,183	50,162	37,166	37,923
Basic EPS	0.76	0.84	0.62	0.63
Diluted EPS	0.74	0.81	0.60	0.61

	2010
	March 31,	June 30,	September 30,	December 31,
Earned premium	$148,100	$196,261	$190,885	$210,413
Investment income	13,599	14,686	10,952	11,280
Net income	38,700	30,823	43,149	33,688
Income attributable to Common Shareholders	38,700	30,823	39,296	33,646
Basic EPS	0.65	0.52	0.65	0.57
Diluted EPS	0.64	0.51	0.65	0.56

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

During the three months ended September 30, 2011, the Company in conjunction with the completion of its purchase price accounting related to the Majestic transaction recorded a retrospective gain of $3,185. The impact of the retrospective gain on net income and earnings per share was $2,070 and $0.03 for the three months ended September 30, 2011.

27. Subsequent Event

On January 13, 2012, the initial purchasers of the Company’s convertible senior notes (the “Notes”) exercised their $25,000 overallotment option on the previously completed offering of Notes (See Note 11. “Debt”). On January 19, 2012, the Company closed the sale of this overallotment, bringing the aggregate amount of Notes issued to $200,000.

Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2011 Type of Investment	Cost(1)	Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$392,327	$414,537	$414,537
States, municipalities and political subdivisions	268,240	275,018	275,018
Foreign governments	9,527	9,527	9,527
Public utilities	38,434	38,506	38,506
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	674,335	656,655	656,655
Certificates of deposit	—	—	—
Redeemable preferred stock	—	—	—
Total fixed maturities	1,382,863	1,394,243	1,394,243
Equity securities:
Common stocks:
Public utilities Banks, trust and insurance companies	20,232	22,624	22,624
Industrial, miscellaneous and all other Nonredeemable preferred stocks	13,809	12,976	12,976
Total equity securities	34,041	35,600	35,600
Short-term investments, at cost (approximates market value)	128,565	128,565	128,565
Other invested assets (approximates market value)	14,588	14,588	14,588
Total investments	$1,560,057	$1,572,996	$1,572,996

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2011	2010
	(In Thousands)
Assets:
Cash	$—	$—
Invested assets	9	5,009
Carrying value of subsidiaries, at equity	1,107,857	912,027
Other assets	142,090	113,844
Total Assets	1,249,956	1,030,880
Liabilities:
Due to affiliates – net	42,654	150,202
Notes payable	7,362	21,066
Convertible senior notes	138,506	—
Junior subordinated debt	123,714	123,714
Other liabilities	47,157	19,384
Total Liabilities	359,393	314,366
Stockholders’ Equity
Common stock	849	844
Paid-in and contributed capital	582,321	548,731
Treasury shares	(300,365)	(300,489)
Accumulated other comprehensive income	(9,999)	(266)
Retained earnings	617,757	467,694
Total Shareholders’ Equity	890,563	716,514
Total Liabilities and Shareholders’ Equity	$1,249,956	$1,030,880

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Income:
Investment income	$294	$2,900	$4,154
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	212,926	162,202	117,473
Miscellaneous income (expense)	63	120	661
Total Income	213,283	165,222	122,288
Expenses:
Interest expense	3,861	1,725	3,422
Federal tax expense	—	4,746	5,547
Other expenses from operations	15,269	10,359	10,096
Total Expenses	19,130	16,830	19,065
Net Income	$194,153	$148,392	$103,223

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2011	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income	$194,153	$146,340	$103,223
Depreciation and amortization	948	1,197	1,104
Stock option compensation	5,571	3,386	4,241
Discount on note	462	771	1,067
Adjustments to reconcile net income to net cash changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(221,166)	(71,492)	(117,224)
Equity (earnings) losses and gain on investments in unconsolidated subsidiaries	(7,871)	(24,044)	822
Other assets	(28,246)	20,589	(5,300)
Changes in liabilities increase (decrease):
Due to affiliates	(107,548)	13,536	58,994
Other liabilities	27,772	8,449	(2,476)
Net cash provided by (used in) operating activities	(135,925)	98,732	44,451
Cash flows from investing activities:
Capital expenditures	(20)	(299)	(36)
Investment in subsidiary	(4,027)	—	—
Investment in unconsolidated subsidiary	—	(53,055)	—
Acquisition of intangible assets	—	—	(7,610)
Acquisition of subsidiary companies, net of cash acquired	—	(11,295)	—
Net cash used in investing activities	(4,047)	(64,649)	(7,646)
Cash flows from financing activities:
Issuance of debt	298,200	—	—
Payment of debt	(137,367)	(20,833)	(20,833)
Financing fees	(6,574)	—	—
Net, issuance (repurchase) of common stock	5,425	1,770	(5,771)
Dividends paid	(19,712)	(16,647)	(13,088)
Net cash (used in) provided by financing activities	139,972	(35,710)	(39,692)
Net decrease in cash and cash equivalents	—	(1,627)	(2,887)
Cash and cash equivalents, beginning of the year	—	1,627	4,514
Cash and cash equivalents, end of period	$—	$—	$1,627

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2011, 2010 and 2009 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2011:
Small Commercial Business	$43,605	$1,163,618	$281,863	$320,266	$22,274	$201,921	$40,281	$107,760	$355,721
Specialty Risk and Extended Warranty	193,401	323,900	880,586	446,765	21,630	297,501	84,371	53,071	615,563
Specialty Program	32,449	368,358	166,665	171,375	9,624	114,685	25,820	55,748	202,715
Personal Lines Reinsurance	11,536	23,299	37,056	98,455	1,987	64,226	10,920	20,433	102,598
Total	$280,991	$1,879,175	$1,366,170	$1,036,861	$55,515	$678,333	$161,392	$237,012	$1,276,597
2010:
Small Commercial Business	$40,281	$766,998	$224,490	$252,442	$19,636	$154,442	$43,097	$85,045	$243,146
Specialty Risk and Extended Warranty	147,650	167,517	653,138	303,583	18,195	191,149	36,404	62,143	362,100
Specialty Program	25,820	318,187	114,423	140,253	10,392	94,261	22,584	37,487	139,685
Personal Lines Reinsurance	10,920	10,835	32,914	49,381	2,294	31,629	—	16,049	82,295
Total	$224,671	$1,263,537	$1,024,965	$745,659	$50,517	$471,481	$102,085	$200,724	$827,226
2009:
Small Commercial Business	$41,473	$763,143	$226,927	$238,971	$25,163	$137,525	$43,780	$75,954	$255,496
Specialty Risk and Extended Warranty	23,425	121,869	326,203	190,226	17,143	98,797	13,804	41,747	245,604
Specialty Program	115,281	206,932	318,649	144,685	12,981	91,449	15,947	53,047	142,326
Total	$180,179	$1,091,944	$871,779	$573,882	$55,287	$327,771	$73,531	$170,748	$643,426

See accompanying notes to financial statements.

Schedule IV

AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE

At December 31, 2011, 2010 and 2009 and for the years then ended:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Amounts in Thousands)
2011
Premiums:
General Insurance	$1,843,185	$873,875	$307,287	$1,276,597	24.1%
2010
Premiums:
General Insurance	$1,375,993	$733,596	$184,829	$827,226	22.3%
2009
Premiums:
General Insurance	$1,117,090	$555,520	$81,856	$643,426	12.7%

See accompanying notes to financial statements.

Schedule V

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2011	$665,812	$12,521	$569,988
2010	$463,535	$7,946	$409,605
2009	$332,598	$(4,827)	$313,082

See accompanying notes to financial statements.

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	Form of 5.50% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.3	Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.4	First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.5	The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents (other than Exhibits 4.3 and 4.4) defining rights of holders of the Company’s long-term indebtedness
10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2*	AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)
10.3*	Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.4*	Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)
10.5*	Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)
10.6*	Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)
10.7*	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)
10.8*	Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)
10.9*	Employment Agreement, dated as of March 1, 2010, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)*

Exhibit No.	Description
10.10*	Amendment No. 1 to Employment Agreement, dated March 1, 2012, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012
10.11*	Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)
10.12*	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)
10.13*	Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)
10.14	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.15	Tax Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, issued to AmTrust International Insurance, Ltd., AmTrust Equity Solutions Ltd., Agent Alliance Reinsurance Company, Ltd., AII Investment Holdings Ltd., AII Insurance Management Limited and AII Reinsurance Broker Limited (filed herewith)
10.16	Lease dated June 28, 2002, between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.17	First Lease Modification Agreement, dated as of February 1, 2005, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.18	Second Lease Modification Agreement, dated as of December 2007, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 14, 2008)
10.19	Form of Letter Agreement between AmTrust North America and Diversified Construction Management, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.20	Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)
10.21	First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.22	Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.23	Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)
10.24	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

Exhibit No.	Description
10.25	Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd., as amended by Endorsement No.1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)
10.26	Stock Purchase Agreement dated as of October 16, 2009 by and among, the Company, American Capital Acquisition Corporation (“ACAC”) and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.27	Joinder & Amendment No. 1 to Stock Purchase Agreement dated October 16, 2009 with ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.28	Stockholders Agreement dated as of October 16, 2009 by and among the Company, ACAC and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.29	Joinder Agreement dated as of February 26, 2010 to Stockholder Agreement by and among, the Company, ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.30	Amendment No. 1 to the Stockholders Agreement, dated August 4, 2010, by and among the Company, ACAC, The Michael Karfunkel 2005 Grantor Retained Annuity Trust and Michael Karfunkel (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)
10.31*	Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)
10.32*	Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.33*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.34*	Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.35*	Form of Restricted Stock Unit Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.36	Credit Agreement, dated January 28, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 31, 2011)

Exhibit No.	Description
10.37	Waiver and Amendment No. 1 to Credit Agreement, dated June 30, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 5, 2011)
10.38	Amendment No. 2 to the Credit Agreement, dated as of December 12, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 15, 2011)
10.39	Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and American Capital Partners Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 15, 2011)
10.40	Master Services Agreement between AmTrust North America, Inc. and GMAC Insurance Management Corporation, dated February 22, 2012 (filed herewith)
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.