Form 10-K/A
period 2011-12-31
Amtrust Financial Services, Inc.
filed 2012-03-15
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is being filed solely to furnish the interactive data files, Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE, that were omitted from our original Form 10-K due to an error by our financial printer.

No other change or amendment is being made to the original Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report: The financial statements and financial schedules required by this item are incorporated herein by reference to the financial statements and financial schedules filed under Part II, Item 8 of our Form 10-K. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
(b)	Exhibits: See Item 15(a).
(c)	Schedules: See Item 15(a).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTRUST FINANCIAL SERVICES, INC.
March 15, 2012	By: /s/ Ronald E. Pipoly, Jr. Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

2

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	Form of 5.50% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.3	Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.4	First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.5	The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents (other than Exhibits 4.3 and 4.4) defining rights of holders of the Company’s long-term indebtedness
10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2*	AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)
10.3*	Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.4*	Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)
10.5*	Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)
10.6*	Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)
10.7*	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)
10.8*	Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)
10.9*	Employment Agreement, dated as of March 1, 2010, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)*
10.10*	Amendment No. 1 to Employment Agreement, dated March 1, 2012, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012

Exhibit No.	Description
10.11*	Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)
10.12*	Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)
10.13*	Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)
10.14	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.15	Tax Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, issued to AmTrust International Insurance, Ltd., AmTrust Equity Solutions Ltd., Agent Alliance Reinsurance Company, Ltd., AII Investment Holdings Ltd., AII Insurance Management Limited and AII Reinsurance Broker Limited (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)
10.16	Lease dated June 28, 2002, between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.17	First Lease Modification Agreement, dated as of February 1, 2005, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.18	Second Lease Modification Agreement, dated as of December 2007, by and between 59 Maiden Lane Associates, LLC and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 14, 2008)
10.19	Form of Letter Agreement between AmTrust North America and Diversified Construction Management, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-134960) filed on July 25, 2006)
10.20	Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)
10.21	First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.22	Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)
10.23	Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)
10.24	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

Exhibit No.	Description
10.25	Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd., as amended by Endorsement No.1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)
10.26	Stock Purchase Agreement dated as of October 16, 2009 by and among, the Company, American Capital Acquisition Corporation (“ACAC”) and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.27	Joinder & Amendment No. 1 to Stock Purchase Agreement dated October 16, 2009 with ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.28	Stockholders Agreement dated as of October 16, 2009 by and among the Company, ACAC and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.29	Joinder Agreement dated as of February 26, 2010 to Stockholder Agreement by and among, the Company, ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)
10.30	Amendment No. 1 to the Stockholders Agreement, dated August 4, 2010, by and among the Company, ACAC, The Michael Karfunkel 2005 Grantor Retained Annuity Trust and Michael Karfunkel (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)
10.31*	Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)
10.32*	Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.33*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.34*	Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.35*	Form of Restricted Stock Unit Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)
10.36	Credit Agreement, dated January 28, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 31, 2011)
10.37	Waiver and Amendment No. 1 to Credit Agreement, dated June 30, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 5, 2011)

Exhibit No.	Description
10.38	Amendment No. 2 to the Credit Agreement, dated as of December 12, 2011, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 15, 2011)
10.39	Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and American Capital Partners Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 15, 2011)
10.40	Master Services Agreement between AmTrust North America, Inc. and GMAC Insurance Management Corporation, dated February 22, 2012 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)
12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).
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