Form 10-Q
period 2012-03-31
Amtrust Financial Services, Inc.
filed 2012-05-10
CIK 1365555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, the Registrant had one class of Common Stock ($.01 par value), of which 60,535,070 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,637,870; $1,382,863)	$1,685,022	$1,394,243
Equity securities, available-for-sale, at market value (cost $29,749; $34,041)	30,752	35,600
Short-term investments	84,571	128,565
Equity investment in unconsolidated subsidiaries – related parties	87,117	83,691
Other investments	14,865	14,588
Total investments	1,902,327	1,656,687
Cash and cash equivalents	277,183	406,847
Restricted cash and cash equivalents	59,236	23,104
Accrued interest and dividends	14,437	12,644
Premiums receivable, net	1,004,951	932,992
Reinsurance recoverable (related party $646,659; $597,525)	1,142,147	1,098,569
Prepaid reinsurance premium (related party $453,752; $429,124)	620,989	584,871
Prepaid expenses and other assets (recorded at fair value $142,575; $131,387)	338,144	292,849
Federal income tax receivable	8,264	13,024
Deferred policy acquisition costs	295,397	280,991
Property and equipment, net	63,801	61,553
Goodwill	173,023	147,654
Intangible assets	195,489	166,962
	$6,095,388	$5,678,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$1,968,319	$1,879,175
Unearned premiums	1,453,008	1,366,170
Ceded reinsurance premiums payable (related party $264,934; $222,408)	375,189	337,508
Reinsurance payable on paid losses	17,775	14,731
Funds held under reinsurance treaties	42,624	49,249
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	54,507	55,942
Securities sold under agreements to repurchase, at contract value	200,915	191,718
Accrued expenses and other current liabilities (recorded at fair value $12,050; $12,022)	337,723	267,643
Deferred income taxes	138,001	108,775
Debt	302,550	279,600
Total liabilities	5,058,586	4,718,486
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 85,013 and 84,906 issued in 2012 and 2011, respectively; 60,463 and 60,106 outstanding in 2012 and 2011, respectively	850	849
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	585,623	582,321
Treasury stock at cost; 24,550 and 24,800 shares in 2012 and 2011, respectively	(298,260)	(300,365)
Accumulated other comprehensive income (loss)	22,456	(9,999)
Retained earnings	651,373	617,757
Total AmTrust Financial Services, Inc. equity	962,042	890,563
Non-controlling interest	74,160	69,098
Total stockholders’ equity	1,036,202	959,661
	$6,095,388	$5,678,747

See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Premium income:
Net written premium	$359,777	$234,019
Change in unearned premium	(45,753)	(33,681)
Net earned premium	314,024	200,338
Ceding commission – primarily from related party	46,274	35,684
Service and fee income (related parties $6,092; $3,439)	40,538	25,189
Net investment income	14,518	14,192
Net realized gain (loss) on investments	(1,148)	415
Total revenues	414,206	275,818
Expenses:
Loss and loss adjustment expense	199,929	128,696
Acquisition costs and other underwriting expenses	124,025	81,234
Other	35,639	20,196
Total expenses	359,593	230,126
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	54,613	45,692
Other income (expenses):
Interest expense	(7,091)	(3,754)
Foreign currency gain (loss)	421	(284)
Gain on investment in life settlement contracts net of profit commission	90	18,886
Total other income (expenses)	(6,580)	14,848
Income before income taxes and equity in earnings of unconsolidated subsidiaries	48,033	60,540
Provision for income taxes	11,177	9,037
Income before equity in earnings of unconsolidated subsidiaries	36,856	51,503
Equity in earnings of unconsolidated subsidiaries – related party	2,364	1,819
Net income	39,220	53,322
Net income attributable to non-controlling interest of subsidiaries	(134)	(8,139)
Net income attributable to AmTrust Financial Services, Inc.	$39,086	$45,183

Earnings per common share:
Basic earnings per share	$0.65	$0.76
Diluted earnings per share	0.63	0.74
Dividends declared per common share	$0.09	$0.08

Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	$—	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	—
Other net realized gain (loss) on investments	(1,148)	415
Net realized investment gain (loss)	$(1,148)	$415

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended March, 31
	2012	2011
Other comprehensive income, net of tax:
Net income	$39,220	$51,321
Foreign currency translation adjustments	4,197	3,840
Change in fair value of interest rate swap	(57)	—
Unrealized gains on securities:
Unrealized holding gains arising during period	30,759	3,272
Less: Reclassification adjustment for gains included in net income	(2,444)	1,253
Other comprehensive income, net of tax	$32,455	$8,365
Comprehensive income	71,675	59,686
Less: Comprehensive income attributable to non-controlling interest	134	8,139
Comprehensive income attributable to AmTrust Financial Services, Inc.	$71,541	$51,547

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$39,220	$51,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,746	6,071
Equity earnings and gain on investment in unconsolidated subsidiaries	(2,364)	(3,123)
Gain on investment in life settlement contracts	(90)	(18,886)
Realized (gain) loss on marketable securities	1,148	(415)
Discount on notes payable	968	163
Stock based compensation	1,180	1,459
Bad debt expense	1,994	1,147
Foreign currency (gain) loss	(421)	284
Changes in assets - (increase) decrease:
Premiums and note receivables	(73,953)	(61,425)
Reinsurance recoverable	(43,578)	(47,114)
Deferred policy acquisition costs, net	(14,406)	(12,343)
Prepaid reinsurance premiums	(36,118)	(22,677)
Prepaid expenses and other assets	(34,589)	(9,018)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	37,681	51,523
Loss and loss expense reserve	89,144	48,085
Unearned premiums	86,838	60,458
Funds held under reinsurance treaties	(6,625)	(179)
Accrued expenses and other current liabilities	29,084	(86)
Deferred tax liability	4,575	10,086
Net cash provided by operating activities	88,434	55,331
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	(212,243)	7,157
Net (purchases) sales of equity securities	7,509	1,447
Net (purchases) sales of other investments	(309)	161
Acquisition of and capitalized premiums for life settlement contracts	(7,961)	(17,453)
Acquisition of intangible assets and subsidiaries, net of cash obtained	(2,222)	—
Increase in restricted cash and cash equivalents	(36,132)	(23,402)
Purchase of property and equipment	(5,014)	(15,402)
Net cash used in investing activities	(256,372)	(47,492)
Cash flows from financing activities:
Repurchase agreements, net	9,197	(95,251)
Revolving credit facility borrowing	—	98,200
Convertible senior notes proceeds	25,000	—
Secured loan agreement borrowings	—	10,800
Secured loan agreements payments	(240)	—
Promissory note	2,500	—
Term loan payment	—	(6,667)
Debt financing fees	(750)	(1,394)
Capital contribution to subsidiaries	4,928	8,965
Stock option exercise and other	922	857
Dividends distributed on common stock	(5,533)	(4,761)
Net cash provided by financing activities	36,024	10,749
Effect of exchange rate changes on cash	2,250	2,119
Net decrease in cash and cash equivalents	(129,664)	(20,707)
Cash and cash equivalents, beginning of the period	406,847	184,819
Cash and cash equivalents, end of the period	$277,183	$205,526
Supplemental Cash Flow Information
Income tax payments	$46	$57
Interest payments on debt	2,880	3,151

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except Per Share Data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

 A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the SEC.

 All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. The Company and American Capital Acquisition Corporation (“ACAC”) currently each have a 50% ownership interest in Tiger Capital LLC (“Tiger”) and AMT Capital Alpha, LLC (“AMT Alpha”). The Company also has a 21.25% ownership share of ACAC. As a result, the Company ultimately receives 60.625% of the income and losses related to Tiger and AMT Alpha and therefore consolidates Tiger and AMT Alpha. Prior to January 1, 2012, the Company reported Tiger’s and AMT Alpha’s income and losses attributable to its 10.625% indirect ownership as a component of Equity in Earnings of Unconsolidated Subsidiaries. This amount was offset by reporting an equal amount as a component of Non-controlling interest. Effective January 1, 2012, the Company presents the impact of the 10.625% indirect ownership of Tiger and AMT Alpha on a net basis and excludes this amount from both Equity in Earnings of Unconsolidated Subsidiaries and Non-controlling Interest. All prior periods presented have been reclassed to conform to the current presentation. There was no impact on prior period Net Income Attributable to AmTrust Financial Services, Inc. The Company’s equity investment in ACAC and non-controlling interest were reduced by $3,807 as of December 31, 2011.

2.	Recent Accounting Pronouncements

 With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard which indefinitely defers certain provisions of a previously issued standard, Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) that revised the manner in which companies present comprehensive income in financial statements. One of the ASU provisions required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a future date. The amendment is effective for fiscal years and interim periods within those years that begin after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of the new standard did not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220). This update required that all non-owner charges in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-step approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The updated guidance was effective for fiscal years and interim periods beginning on or after December 15, 2011 and was to be applied on a retrospective basis to the beginning of the annual period of adoption. The new standard does not change the items that must be reported in other comprehensive income and was effective for fiscal years and interim periods within those years that begin after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of the new standard did not have a material impact on the Company’s results of operations, financial position or liquidity.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles-Goodwill and Other (Topic 350). The updated guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment, using factors such as changes in management, key personnel, business strategy, technology or customers, to determine whether it should calculate the fair value of a reporting unit. Previous accounting literature required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. Under the updated guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. The Company adopted this standard January 1, 2012 and it did not have any material impact on its results of operations, financial position or liquidity.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amendment is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011 and early adoption is not permitted. The Company adopted this standard on January 1, 2012 and adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments eliminate the criteria to assess whether a transferor must have the ability to repurchase or redeem the financial assets in order to demonstrate effective control over the transferred asset. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met: (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (ii) repurchase or redemption date before maturity at a fixed or determinable price; and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. As a result, more arrangements could be accounted for as secured borrowings rather than sales. The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. The Company adopted this standard January 1, 2012 and it did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

The Company adopted ASU 2010-26 prospectively. During 2012, the Company estimates that pre-tax expenses will increase by approximately $8,000 to $10,000 as a lower amount of acquisition costs will be capitalized and existing costs that no longer meet the criteria for deferral under ASU 2010-26 will be recognized in expense over the original amortization periods. For the three months ended March 31, 2012, the Company recognized approximately $3,258 of expense related to such previously deferrable costs. If the Company had adopted ASU 2010-26 retrospectively, approximately $4,647 of acquisition costs that were deferred would have been recognized in expense for the three month period ended March 31, 2011.

3.	Investments

(a) Available-for-Sale Securities

 The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of March 31, 2012, are presented in the table below:

(Amounts in Thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$5,091	$97	$(408)	$4,780
Common stock	24,658	3,783	(2,469)	25,972
U.S. treasury securities	50,086	2,729	(24)	52,791
U.S. government agencies	60,126	515	(37)	60,604
Municipal bonds	260,344	9,060	(354)	269,050
Corporate bonds:
Finance	631,638	24,319	(14,674)	641,283
Industrial	181,903	7,667	(1,192)	188,378
Utilities	38,331	2,422	(1,199)	39,554
Commercial mortgage backed securities	29,951	205	(283)	29,873
Residential mortgage backed securities:
Agency backed	377,604	18,425	(55)	395,974
Non-agency backed	7,887	—	(372)	7,515
	$1,667,619	$69,222	$(21,067)	$1,715,774

Proceeds from the sale of investments in available-for-sale securities during the three months ended March 31, 2012 and 2011 were approximately $203,183 and $286,240, respectively.

 A summary of the Company’s available-for-sale fixed securities as of March 31, 2012, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,470	$11,556
Due after one through five years	311,083	309,337
Due after five through ten years	634,872	658,937
Due after ten years	264,988	271,830
Mortgage backed securities	415,457	433,362
Total fixed maturities	$1,637,870	$1,685,022

(b) Investment Income

 Net investment income for the three months ended March 31, 2012 and 2011 was derived from the following sources:

(Amounts in Thousands)	2012	2011
Fixed maturity securities	$13,529	$13,674
Equity securities	398	166
Cash and short term investments	591	606
	14,518	14,446
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	—	254
	$14,518	$14,192

 (c) Other-Than-Temporary Impairment

 The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of March 31, 2012:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$5,174	$(1,572)	18	$2,079	$(1,305)	4	$7,253	$(2,877)
U.S. treasury securities	4,920	(24)	11	—	—	—	4,920	(24)
U.S. government agencies	45,275	(37)	1				45,275	(37)
Municipal bonds	39,003	(354)	10	—	—	—	39,003	(354)
Corporate bonds:
Finance	183,460	(4,490)	54	92,554	(10,184)	13	276,014	(14,674)
Industrial	21,631	(1,192)	5	1	—	2	21,632	(1,192)
Utilities	10,918	(599)	2	5,593	(600)	1	16,511	(1,199)
Commercial Mortgage backed securities	19,464	(283)	1	—	—	—	19,464	(283)
Residential mortgage backed securities:
Agency backed	30,231	(55)	9	—	—	—	30,231	(55)
Non-agency backed	7,491	(368)	1	24	(4)	1	7,515	(372)
Total temporarily impaired securities	$367,567	$(8,974)	112	$100,251	$(12,093)	21	$467,818	$(21,067)

There are 133 securities at March 31, 2012 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of March 31, 2012, the Company had two interest rate swaps designated as a hedge and were recorded as a liability amount of $3,595 and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of March 31, 2012:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten years	Total
Interest rate swaps	$—	$30,000	$40,000	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of March 31, 2012 and December 31, 2011 are as follows:

(Amounts in Thousands)	2012	2011
Restricted cash	$59,236	$23,104
Restricted investments	182,446	187,227
Total restricted cash and investments	$241,682	$210,331

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of March 31, 2012 was $54,420 for corporate bonds and $87 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2012. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

  The Company enters into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of March 31, 2012, there were $200,915 principal amount outstanding at interest rates between 0.4% and 0.45%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2012 and 2011 was $0 and $254, respectively, of which $0 was accrued as of March 31, 2012. The Company has approximately $214,219 of collateral pledged in support of these agreements. Additionally, during the three months ended March 31, 2012, the Company entered into a reverse repurchase agreement in the amount of $56,187 that is included in short term investments as of March 31, 2012. The Company retains collateral of $54,420 related to this agreement.

4.	Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2012:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$52,791	$52,791	$—	$—
U.S. government agencies	60,604	—	60,604	—
Municipal bonds	269,050	—	269,050	—
Corporate bonds and other bonds:
Finance	641,283	—	641,283	—
Industrial	188,378	—	188,378	—
Utilities	39,554	—	39,554	—
Commercial mortgage backed securities	29,873	—	29,873	—
Residential mortgage backed securities:
Agency backed	395,974	—	395,974	—
Non-agency backed	7,515	—	7,515	—
Equity securities	30,752	30,752	—	—
Short term investments	84,571	84,571	—	—
Other investments	14,865	—	—	14,865
Life settlement contracts	142,575	—	—	142,575
	$1,957,785	$168,114	$1,632,231	$157,440
Liabilities:
Equity securities sold but not yet purchased, market	$87	$87	$—	$—
Fixed maturity securities sold but not yet purchased, market	54,420	—	54,420	—
Securities sold under agreements to repurchase, at contract value	200,915	—	200,915	—
Life settlement contract profit commission	12,050	—	—	12,050
Derivatives	3,595	—	—	3,595
	$271,067	$87	$255,335	$15,645

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

 For additional discussion regarding techniques used to value the Company’s investment portfolio, refer to Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in its 2011 Form 10-K.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2012 and 2011:

(Amounts in Thousands)	Balance as of December 31, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2012
Other investments	$14,588	$(3,949)	$4,535	$70	$(379)	$—	$14,865
Life settlement contracts	131,387	7,961	—	3,227	—	—	142,575
Life settlement contract profit commission	(12,022)	(28)	—	—	—	—	(12,050)
Derivatives	(3,508)	—	(87)	—	—	—	(3,595)
Total	$130.445	$3,984	$4,448	$3,297	$(379)	$—	$141,795

(Amounts in Thousands)	Balance as of December 31, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2011
Other investments	$21,514	$661	$498	$80	$(241)	$—	$22,512
Life settlement contracts	22,155	24,120	—	17,411	—	—	63,686
Life settlement contract profit commission	(4,711)	(878)	—	—	—	—	(5,589)
Total	$38,958	$23,903	$498	$17,491	$(241)	$—	$80,609

The Company had no transfers between levels during the three months ended March 31, 2012 and 2011.

 The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•	Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above in this note. The carrying values of cash, short term investments and investment income accrued approximate their fair values;

•	Premiums Receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset;

•	Subordinated Debentures and Debt: The carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

•	Other investments. The Company has less than one percent of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in these securities are not material to its financial position or results of operations.

•	Derivatives. The Company estimates fair value using information provided by the portfolio manager for interest rate swaps and credit default swaps and the counterparty for contracts for differences and classifies each as Level 3 hierarchy.

The fair value of life settlement contracts is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments, financial standing of the issuer, and changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and industry life expectancy reports. The fair value of a life insurance policy is estimated using present value calculations based on the data specific to each individual life insurance policy. The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies for the three months ended March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Average age of insured	77	77
Average life expectancy, months (1)	155	155
Average face amount per policy	$6,635,000	$6,703,000
Fair value discount rate	7.5%	7.5%

(1)	Mortality rates: standard life expectancy as adjusted for insured’s specific circumstances

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonable vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the three months ended March 31, 2012 and December 31, 2011:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2012	$(21,335)	$23, 702
December 31, 2011	$(18,778)	$20,785

	Change in discount rate
	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2012	$(15,266)	$17,495
December 31, 2011	$(13,802)	$15,804

5.	Investment in Life Settlements

 A life settlement contract is a contract between the policy owner of a life insurance policy and a third-party investor who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring certain life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by Michael Karfunkel, for the purposes of acquiring additional life settlement contracts. The Company has a fifty percent ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. Under the terms of an agreement for Tiger, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides for certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.625% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

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

Total capital contributions of approximately $9,855 and $17,000 were made to the LSC entities during the three months ended March 31, 2012 and 2011, respectively, for which the Company contributed its fifty percent ownership share of approximately $4,927 and $8,600 in those same periods. The Company’s investments in life settlements and cash value loans were approximately $145,700 and $136,800 as of March 31, 2012 and December 31, 2011, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded other income for the three months ended March 31, 2012 and 2011 of approximately $90 and $18,886, respectively, related to the life settlement contracts.

In addition to the 241 policies disclosed in the table below as of March 31, 2012, Tiger owned 22 premium finance loans as of the three months ended March 31, 2012, which were secured by life insurance policies and were carried at a value of $3,096. As of March 31, 2012, the face value amount of the related 241 life insurance policies and 22 premium finance loans were approximately $1,543,000 and $131,000 respectively. All of the premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policies or allow the policies to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

The following table describes the Company’s investment in life settlements as of March 31, 2012:

(Amounts in Thousands, except Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	—	—
1-2	—	—	—
2-3	1	6,684	10,000
3-4	1	2,789	5,000
4-5	2	9,723	20,000
Thereafter	237	$123,379	$1,508,013
Total	241	$142,575	$1,543,013

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2012, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2012	$23,322	$1,296	$24,618
2013	25,043	1,193	26,236
2014	27,203	1,440	28,643
2015	28,782	1,653	30,435
2016	46,420	2,413	48,833
Thereafter	506,151	48,334	554,485
Total	$656,921	$56,329	$713,250

6.	Debt

The Company’s borrowings consisted of the following at March 31, 2012 and December 31, 2011:

(Amounts in Thousands)	2012	2011
Revolving credit facility	$—	$—
Subordinated debentures	123,714	123,714
Convertible senior notes	159,113	138,506
Secured loan agreements	9,778	10,018
Promissory notes	9,945	7,362
	$302,550	$279,600

Aggregate scheduled maturities of the Company’s borrowings at March 31, 2012 are:

(Amounts in Thousands)
2012	$10,682	(1)
2013	1,021
2014	1,068
2015	1,116
2016	1,167
Thereafter	287,496	(2)

(1)	Amount reflected in balance sheet for promissory notes is net of unamortized original issue discount of $55 for one of the notes.
(2)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $40,887.

Revolving Credit Agreement

 On January 28, 2011, the Company entered into a three-year, $150,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $50,000 and an expansion feature not to exceed $50,000.  The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of March 31, 2012.

As of March 31, 2012, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at March 31, 2012 for $49,371, which reduced the availability for letters of credit to $629 as of March 31, 2012 and the availability under the facility to $100,629 as of March 31, 2012.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of March 31, 2012 and 2011 was 2.50%. The Company recorded interest expense of approximately $510 and $395 for the three months ended March 31, 2012 and 2011, respectively, under the Credit Agreement.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at March 31, 2012), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on the Company’s consolidated leverage ratio and was .40% at March 31, 2012).

Junior Subordinated Debt

 The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of March 31, 2012 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $2,191 and $2,552 of interest expense for the three months ended March 31, 2012 and 2011, respectively, related to these trust preferred securities.

 The table below summarizes the Company’s trust preferred securities as of March 31, 2012:

	Aggregate
	Liquidation	Aggregate			Per
	Amount of	Liquidation	Aggregate		Annum
(Amounts in Thousands)	Trust	Amount of	Principal	Stated	Interest
	Preferred	Common	Amount	Maturity	Rate of
Name of Trust	Securities	Securities	of Notes	of Notes	Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	%(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.774	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.474	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.
(2)	The interest rate is LIBOR plus 3.30%.
(3)	The interest rate changed from 7.93% to LIBOR plus 3.00% on March 15, 2012.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Convertible Senior Notes

In December 2011, the Company issued $175,000 aggregate principal amount of its 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, the Company issued an additional $25,000 of the Notes to cover the initial purchasers’ overallotment option. The Notes will bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year, beginning on June 15, 2012.

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

The Company separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3,544 for the three months ended March 31, 2012.

The following table shows the amounts recorded for the Notes as of March 31, 2012 and December 31, 2011:

(Amounts in Thousands)	March 31, 2012	December 31, 2011
Liability component
Outstanding principal	$200,000	$175,000
Unamortized OID	(40,887)	(36,494)
Liability component	159,113	138,506
Equity component, net of tax	27,092	23,785

Secured Loan Agreement

 During February 2011, the Company, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $112 and $51 for the three months ended March 31, 2012 and 2011, respectively, related to this agreement. The loan is secured by an aircraft that the subsidiary acquired in February 2011.

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

Promissory Notes

 In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (now called Kemper Corporation), the Company, on June 1, 2008, issued a promissory note to Unitrin, Inc. in the amount of $30,000. The note is non-interest bearing and requires four annual principal payments of $7,500. The first three annual principal payments were paid between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, the Company calculated imputed interest of $3,155 based on interest rates available to the Company, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26,845 at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. The Company included $83 and $163 of amortized discount on the note in its results of operations for the three months ended March 31, 2012 and 2011, respectively. The note’s carrying value was $7,445 and $7,362 as of March 31, 2012 and December 31, 2011, respectively.

In March 2012, 800 Superior LLC entered into a promissory note with ACP Re, Ltd in the amount of $2,500. 800 Superior LLC is an entity the Company and ACAC have a 50% ownership interest in. The note matures in July 2012 and bears interest at a rate of 2.00% per annum, which resulted in $3 of interest expense for the three months ended March 31, 2012. For more information regarding this promissory note, see Note 11. “Related Party Transactions.”

Comerica Letter of Credit Facility

In connection with the Majestic acquisition discussed in Note 12 “Acquisitions,” the Company, through one of its subsidiaries, entered into a secured letter of credit facility with Comerica Bank during the three months ended September 30, 2011. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000 and was utilized for $49,801 as of March 31, 2012. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Other Letter of Credit

 The Company, through certain subsidiaries, has an additional existing stand-by letter of credit as of March 31, 2012 in the amount of $1,311.

7.	Acquisition Costs and Other Underwriting Expenses

 The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2012 and 2011:

(Amounts in Thousands)	2012	2011
Policy acquisition expenses	$85,192	$46,817
Salaries and benefits	35,785	27,922
Other insurance general and administrative expense	3,048	6,495
	$124,025	$81,234

8.	Earnings Per Share

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

 The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

(Amounts in Thousands except per share)	2012	2011
Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$39,086	$45,183
Less: Net income allocated to participating securities and redeemable non-controlling interest	58	25
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$39,028	$45,158

Weighted average common shares outstanding – basic	60,375	59,603
Less: Weighted average participating shares outstanding	89	38
Weighted average common shares outstanding – basic	60,286	59,565
Net income per AmTrust Financial Services, Inc. common shares - basic	$0.65	$0.76

Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$39,086	$45,183
Less: Net income allocated to participating securities and redeemable non-controlling interest	58	25
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$39,028	$45,158

Weighted average common shares outstanding – basic	60,286	59,565
Plus: Dilutive effect of stock options, other	2,033	1,167
Weighted average common shares outstanding – dilutive	62,319	60,732
Net income per AmTrust Financial Services, Inc. common shares - diluted	$0.63	$0.74

As of March 31, 2012, there were less than 100,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance shares or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2012, approximately 5,225,000 shares of Company common stock remained available for grants under the Plan.

 The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four-year period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants restricted shares and RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted.

 The following schedule shows all options granted, exercised, and expired under the Plan for the three months ended March 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,771,788	$10.96	4,126,926	$10.46
Granted	—	—	175,000	14.98
Exercised	(93,083)	8.71	(75,736)	10.93
Cancelled or terminated	(55,622)	13.19	(24,065)	12.41
Outstanding end of period	3,623,083	$10.98	4,202,125	$10.63

 During the period ended March 31, 2012, no options were granted. During the period ended March 31, 2011, the weighted average grant date fair value of options granted was approximately $7.24.

A summary of the Company’s restricted stock and RSU activity for the three months ended March 31, 2012 and 2011 is shown below:

	2012		2011
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	291,230	$18.32	139,388	$14.04
Granted	342,428	27.25	75,884	19.14
Vested	(22,097)	18.45	(12,500)	14.25
Forfeited	—	—	—	—
Non-vested at end of period	611,561	$23.31	202,772	$15.93

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $1,181 and $1,459 for the three months ended March 31, 2012 and 2011, respectively.

 As of March 31, 2012, there was approximately $13,757 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

10.	Income Taxes

Income tax expense for the three months ended March 31, 2012 and 2011 was $11,177 and $9,037, respectively. The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three months ended March 31, 2012 and 2011:

(Amounts in Thousands)	2012	2011
Income before equity in earnings (loss) of unconsolidated subsidiaries	$48,033	$60,540
Tax at federal statutory rate of 35%	$16,812	$21,189
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(4,568)	(7,643)
Other, net	(1,067)	(4,509)
	11,177	9,037
Effective tax rate	23.3%	14.9%

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

  The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2007 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At March 31, 2012, the Company does not have any accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. As of March 31, 2012 and December 31, 2011, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $235,900 and $223,300, respectively.

11.	Related Party Transactions

Maiden

 The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of March 31, 2012, Michael Karfunkel owns or controls approximately 13.8% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.1% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd., net of commissions) and 40% of losses excluding certain specialty risk programs that the Company commenced writing after the effective date, including the Company’s European medical liability business discussed below, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

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

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission based on a percentage of ceded written premiums with respect to all Covered Business. Commencing January 1, 2012, the ceding commission with respect to all Covered Business other than the retail commercial package business is adjusted on a quarterly basis to (a) 30% of ceded premium, if the Specialty Risk and Extended Warranty subject premium, excluding ceded premium related to our medical liability business discussed below, is greater than or equal to 42% of the total subject premium, (b) 30.5% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 42% but greater than or equal to 38%, or (c) 31% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 38% of the total subject premium. The ceding commission for the retail commercial package business is 34.375% of ceded premium. From April 1, 2011 until December 31, 2011, AII received a ceding commission of 30% of ceded written premium with respect to all Covered Business other than the retail commercial package business, for which the ceding commission was 34.375%. Prior to April 1, 2011, AII received a ceding commission of 31% of ceded premiums with respect to all Covered Business other than the retail commercial package business, for which the ceding commission was 34.375%.

Effective April 1, 2011, the Company, through its subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which the Company cedes to Maiden Insurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share has an initial term of one year, automatically renews for one-year terms and can be terminated by either party on four months’ prior written notice. Maiden Insurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

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

The following is the effect on the Company’s results of operations for the three months ended March 31, 2012 and 2011 related to Maiden Reinsurance agreements:

(Amounts in Thousands)	2012	2011
Results of operations:
Premium written – ceded	$(190,901)	$(126,722)
Change in unearned premium – ceded	24,583	12,786
Earned premium – ceded	$(166,318)	$(113,936)

Ceding commission on premium written	$54,411	$39,725
Ceding commission – deferred	(8,137)	(3,916)
Ceding commission – earned	$46,274	$35,809

Incurred loss and loss adjustment expense – ceded	$122,810	$82,107
Interest expense on collateral loan	628	486

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States in states in which the Company is unauthorized to write such business through its own insurance subsidiaries. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company has surplus lines authority for two of its insurance company subsidiaries, which has significantly decreased the need for the Surplus Lines Facility. As a result of this agreement, we assumed approximately $404 of written premium for which we earned approximately $3,400 and incurred losses of approximately $2,100 for the three months ended March 31, 2012.

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of March 31, 2012. The Company recorded $628 and $486 of interest expense during the three months ended March 31, 2012 and 2011, respectively.  Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of March 31, 2012 was approximately $639,242. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $2,194 and $1,584 of brokerage commission (recorded as a component of service and fee income) during the three months ended March 31, 2012 and 2011, respectively.

Asset Management Agreement

 Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of March 31, 2012, the Company managed approximately $2,200,000 of assets related to this agreement. The investment management services fee is 0.20% per annum for periods in which average invested assets are $1,000,000 or less and 0.15% per annum for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company earned approximately $830 and $725 of investment management fees (recorded as a component of service and fee income) for the three months ended March 31, 2012 and 2011, respectively.

Senior Notes

In June 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally guaranteed by Maiden. The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. The fair value of the notes as of March 31, 2012 was 12,775.

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

The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, which are payable, annually on March 1 through March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments as of March 31, 2012 will not exceed $7,500. In addition, in connection with the Company’s investment, ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $2,364 and $1,819 of income during the three months ended March 31, 2012 and 2011, respectively, related to its equity investment in ACAC.

Personal Lines Quota Share

The Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share has an initial term of three years and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to TIC to $133,100 during calendar year 2012 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $30,609 and $25,587 of business from the GMACI Insurers during the three months ended March 31, 2012 and 2011, respectively.

Information Technology Service Agreement

The Company provides ACAC and its affiliates information technology development services in connection with the development and licensing of a policy management system which is currently 1.25% of gross written premium of ACAC and its affiliates plus the Company’s costs for development and support services. The Company recorded approximately $2,462 and $731 of fee income for the three months ended March 31, 2012 and 2011, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company currently manages approximately $700,000 of assets as of March 31, 2012 related to this agreement. As a result of this agreement, the Company earned approximately $373 and $399 of investment management fees for the three months ended March 31, 2012 and 2011, respectively.

As a result of the above service agreements with ACAC, the Company recorded fees totaling approximately $2,835 and $1,130 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $3,108.

800 Superior

In August 2011, the Company formed 800 Superior, LLC with a subsidiary of ACAC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and ACAC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.6% of the profits and losses of the LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity. In March 2012, 800 Superior LLC entered into a promissory note with ACP Re, Ltd in the amount of $2,500. The proceeds from the note will be used for leasehold improvements on the office building. The note matures in July 2012 and bears interest at a rate of 2.00% per annum, which resulted in $3 of interest expense for the three months ended March 31, 2012.

Lease Agreements

 In January 2008, the Company entered into an amended agreement for 14,807 square feet of office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company paid approximately $182 and $179 for the lease for the three months ended March 31, 2012 and 2011, respectively.

 In January 2011, the Company entered into an amended agreement to lease 9,030 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The Company paid approximately $67 and $47 for the three months ended March 31, 2012 and 2011, respectively.

Management Agreement with ACP Re, Ltd.

The Company provides investment management services and accounting and administrative services to ACP Re, Ltd. for a monthly fee of $10 and (i) a quarterly rate of 0.05% of the average value of ACP Re, Ltd.’s invested assets for a monthly fee of 10,000 and (i) a quarterly rate of 0.05% of the average value of ACP Re, Ltd.’s invested assets for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) a quarterly rate of 0.0375% of the average value of ACP Re, Ltd.’s invested assets for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company currently manages approximately $100,000 of assets as of March 31, 2012. The Company entered into this management agreement in March 2012, and it covers all services rendered prior to the execution of the agreement. The Company recorded approximately $233 for these services for the three months ended March 31, 2012.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and ACAC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or ACAC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended March 31, 2012, Maiden and ACAC paid AUI $20 and $43, respectively, for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. During the three months ended March 31, 2012 Mr. Zyskind reimbursed the Company $36. Michael Karfunkel did not use the aircraft for personal use during the three months ended March 31, 2012.

12.	Acquisitions

 BTIS

In December 2011, the Company acquired the California-based Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”), an insurance wholesaler and general agent specializing in insurance policies and bonds for small artisan contractors. The purchase agreement required the Company to make an initial payment of $5,000 on the acquisition date and pay future incentives measured primarily on the overall profitability of the business for a period of approximately four years. In accordance with FASB ASC 805, Business Combinations, the Company recorded a preliminary purchase price of approximately $47,000, which included goodwill and intangibles of approximately $46,000. The intangible assets included renewal rights, distribution networks and trademarks. The trademarks were determined to have an indefinite life while the renewal rights and distribution networks were determined to have lives of 11 and 17 years, respectively. The Company expects to complete its purchase price accounting during the three months ended June 30, 2012. BTIS’s revenues are included within the Company’s Small Business segment as a component of service and fee income. The Company recorded approximately $7,000 of fee revenue as a result of this acquisition during the three months ended March 31, 2012.

Majestic

The Company, through certain of its subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which the Company acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). On July 1, 2011, the Company, through one of its subsidiaries, entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $331,660, without any aggregate limit, and certain contracts related to Majestic’s workers” compensation business, including leases for Majestic’s California office space. In addition, the Company assumed 100% of the unearned premium reserve of approximately $25,997 on all in-force Majestic policies. In connection with this transaction, the Company received approximately $224,532 of cash and investments, which included $26,000 for a reserve deficiency and also included the assignment of Majestic’s reinsurance recoverables of approximately $51,715. The Reinsurance Agreement also contains a profit sharing provision whereby the Company pays Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by the Company in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less. The insurance premiums, which are included in the Company’s Small Commercial Business segment, have been recorded since the acquisition date and were approximately $19,000 for the year three months ended March 31, 2012.

As a result of entering into the Purchase Agreement, the Company, in accordance with FASB ASC 805, Business Combinations, recorded $3,870 of intangible assets related to distribution networks and trademarks. The distribution networks have a life of 13 years and the trademarks have a life of two years. Additionally, the Company recorded a liability for approximately $390 related to an unfavorable lease assumed in the transaction and a liability for approximately $815 related to the above-mentioned profit sharing provision. In accordance with FASB ASC 944-805, Business Combinations, the Company adjusted to fair value Majestic’s loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. The Company determined the fair value of the loss reserves to be $328,905. Accordingly, the amortization will be recorded as an expense on the Company’s income statement until fully amortized.

13.	Shareholder Equity

The following table summarizes the ownership components of total equity for the three months ended March 31, 2012:

(Amounts in Thousands)	AmTrust	Non-Controlling Interests	Total
Beginning Balance, January 1, 2012	$890,563	$69,098	$959,661
Net income	39,086	134	39,220
Unrealized holding gains and reclassification	28,315	—	28,315
Foreign currency translation	4,197	—	4,197
Unrealized loss on interest rate swap	(57)	—	(57)
Equity component of convertible senior notes, net of income tax and issue costs	3,306	—	3,306
Capital contribution	—	4,928	4,928
Dividends	(5,470)	—	(5,470)
Share exercises and compensation, other	2,102	—	2,102
Ending Balance, March 31, 2012	$962,042	$74,160	$1,036,202

There were no distributions to non-controlling interests or changes in ownership percentages during the three months ended March 31, 2012.

14.	Contingent Liabilities

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

Vehicle service contract industry inquiry and related proceedings

As previously described in the Company’s Annual Report on Form 10-K, the Company’s subsidiary Warrantech Corporation (“Warrantech”) is involved in a number of disputes that relate to U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in February 2010 in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Proceeding”).

On April 27, 2012, the parties to the various disputes reached agreement on a comprehensive settlement, the terms of which are incorporated into the plan of liquidation for U.S. Fidelis, which was filed in the Bankruptcy Proceeding on May 1, 2012 (the “Plan”). In connection with the Plan, Warrantech, the Unsecured Creditors Committee of U.S. Fidelis, Mepco Finance Corporation (“Mepco”), and the States of Missouri, Texas, Washington and Ohio, by and through the offices of their respective Attorneys General entered into a plan support agreement (the “PSA”). Pursuant to the PSA, provided that the Plan has not been modified in such a manner that would materially adversely affect the rights, recoveries, or obligations of the parties and subject to an opt-out right in favor of Warrantech and Mepco, each of the parties agreed to support the Plan throughout the Bankruptcy Proceeding and to cooperate to the fullest extent in obtaining confirmation of the Plan by no later than July 30, 2012. On the effective date of the Plan, Warrantech will become obligated to pay $4.8 million to Mepco, $1.4 million to the liquidating trustee and $1.1 million to the U.S. Fidelis Consumer Restitution Plan (as described in the Plan).

As part of the overall settlement, Warrantech also entered into assurances of voluntary compliance with the states of Ohio, Missouri, Texas and Washington (the “AVCs”) that do not become binding until the effective date of the Plan. The AVCs require Warrantech to adhere to certain compliance terms in connection with the marketing and sale of vehicle service contracts through authorized telemarketers, pay certain funds to consumers in connection with vehicle service contracts that were marketed and sold by U.S. Fidelis and administered by Warrantech and contribute the funds referenced above to the U.S. Fidelis Consumer Restitution Fund.

Investment in ACAC

  As a result of its equity investment in ACAC, the Company made an initial investment in ACAC in the amount of approximately $53,000.  In addition, the Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportional share of the deferred payments payable by ACAC to GMAC pursuant to the GMAC Securities Purchase Agreement (See Note 11. Related Party Transactions), which are payable over a period of three years from the date of the closing of the Acquisition, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments shall not exceed $7,500.

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

During the three months ended March 31, 2012, the Company derived over ten percent of gross premium in its Specialty Risk and Extended Warranty segment from one broker of approximately $35,000. During the three months ended March 31, 2012, the Company derived ten percent of gross premium in its Specialty Program segment from two individual programs for an aggregate of approximately $20,400.

 The following tables summarize the results of operations of the business segments for the three months ended March 31, 2012 and 2011:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended March 31, 2012:
Gross written premium	$232,351	$234,089	$104,638	$30,609	$—	$601,687

Net written premium	118,890	141,161	69,117	30,609	—	359,777
Change in unearned premium	(26,562)	(5,588)	(9,456)	(4,147)	—	(45,753)
Net earned premium	92,328	135,573	59,661	26,462	—	314,024

Ceding commission - primarily related party	17,132	17,194	11,948	—	—	46,274

Loss and loss adjustment expense	(59,224)	(83,443)	(40,194)	(17,068)	—	(199,929)
Acquisition costs and other underwriting expenses	(42,930)	(43,085)	(29,939)	(8,071)	—	(124,025)
	(102,154)	(126,528)	(70,133)	(25,139)	—	(323,954)
Underwriting income	7,306	26,239	1,476	1,323	—	36,344

Service and fee income	15,435	18,218	9	6,876	—	40,538
Investment income and realized gain (loss)	5,493	5,041	2,333	503	—	13,370
Other expenses	(14,123)	(14,035)	(6,105)	(1,376)	—	(35,639)
Interest expense	(2,810)	(2,792)	(1,215)	(274)	—	(7,091)
Foreign currency gain	—	421	—	—	—	421
Gain on life settlement contracts	37	35	15	3	—	90
Provision for income taxes	(2,514)	(7,347)	773	(1,565)	(524)	(11,177)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	2,364	2,364
Non-controlling interest	(53)	(53)	(23)	(5)	—	(134)
Net income attributable to AmTrust Financial Services, Inc.	$8,771	$25,727	$(2,737)	$5,485	$1,840	$39,086

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended March 31, 2011:
Gross written premium	$140,716	$227,748	$49,976	$25,587	$—	$444,027

Net written premium	77,651	104,547	26,234	25,587	—	234,019
Change in unearned premium	(15,790)	(19,970)	4,536	(2,457)	—	(33,681)
Net earned premium	61,861	84,577	30,770	23,130	—	200,338

Ceding commission - primarily related party	18,325	12,899	4,460	—	—	35,684

Loss and loss adjustment expense	(36,763)	(57,424)	(19,705)	(14,804)	—	(128,696)
Acquisition costs and other underwriting expenses	(34,756)	(26,648)	(12,312)	(7,518)	—	(81,234)
	(71,519)	(84,072)	(32,017)	(22,322)	—	(209,930)

Underwriting income	8,667	13,404	3,213	808		26,092
Service and fee income	5,241	16,506	4	—	3,438	25,189
Investment income and realized gain (loss)	5,750	5,515	2,603	739	—	14,607
Other expenses	(7,312)	(9,021)	(2,431)	(1,432)	—	(20,196)
Interest expense	(1,359)	(1,677)	(452)	(266)	—	(3,754)
Foreign currency loss	—	(284)	—	—	—	(284)
Gain on life settlement contracts	6,837	8,436	2,273	1,340	—	18,886
Provision for income taxes	(2,661)	(4,908)	(778)	(177)	(513)	(9,037)
Equity in earnings of unconsolidated investment – related parties	—	—	—	—	1,819	1,819
Non-controlling interest	(2,947)	(3,635)	(980)	(577)	—	(8,139)
Net income attributable to AmTrust Financial Services, Inc.	$12,216	$24,336	$3,452	$435	$4,744	$45,183

 The following tables summarize long lived assets and total assets of the business segments as of March 31, 2012 and December 31, 2011:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of March 31, 2012:
Property and equipment, net	$25,283	$25,125	$10,929	$2,464	$—	$63,801
Goodwill and intangible assets	180,800	165,010	22,702	—	—	368,512
Total assets	2,523,163	2,462,815	957,172	152,238	—	6,095,388

As of December 31, 2011:
Property and equipment, net	$17,767	$30,811	$10,762	$2,213	$—	$61,553
Goodwill and intangible assets	123,976	167,782	22,858	—	—	314,616
Total assets	2,150,824	2,482,018	912,476	133,429	—	5,678,747

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

 This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, successful integration of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., American Capital Acquisition Corporation, or third party agencies and warranty administrators, difficulties with technology or data security, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise an forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are underserved by the market. We have grown by hiring teams of underwriters with expertise in our specialty lines and acquiring companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in four business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the United States.

•	Specialty Risk and Extended Warranty. We provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability.

•	Specialty Program. We write commercial insurance for narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

•	Personal Lines Reinsurance. We reinsure 10% of the net premiums of the GMACI personal lines business, pursuant to a quota share reinsurance agreement (“Personal Lines Quota Share”) with the GMACI personal lines insurance companies.

 We transact business primarily through eleven insurance company subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A (Excellent)	Small Commercial Business, Specialty Program and Specialty Risk & Extended Warranty	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A (Excellent)	Small Commercial Business, Specialty Program and Specialty Risk & Extended Warranty	United States	New York
Wesco Insurance Company (“WIC”)	A (Excellent)	Small Commercial Business, Specialty Program and Specialty Risk & Extended Warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	A (Excellent)	Workers’ Compensation	United States	Florida
Milwaukee Casualty Insurance Co. (“MCIC”)	A (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A (Excellent)	Small Commercial Business	United States	Kansas
AmTrust Lloyd’s Insurance Company (“ALIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A (Excellent)	Specialty Risk and Extended Warranty; Specialty Program	European Union and United States	Ireland
AmTrust Europe, Ltd. (“AEL”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A (Excellent)	Reinsurance	United States and European Union	Bermuda

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

 Service and Fee Income.   We currently generate service and fee income from the following sources:

•	Product warranty registration and service — Our Specialty Risk and Extended Warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third parties.
•	Servicing carrier — We act as a servicing carrier for workers’ compensation assigned risk plans in eight states. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties.
•	Management services — We provide services to insurance consumers, traditional insurers and insurance producers by offering flexible and cost effective alternatives to traditional insurance tools in the form of various risk retention groups and captive management companies, as well as management of workers’ compensation and commercial property programs.
•	Installment and reinstatement fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved.
•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.
•	Asset management services — We currently manage the investment portfolios of Maiden, ACAC and ACP Re, Ltd. for which we receive a management fee.
•	Information technology services — We provide information technology services to ACAC and its affiliates for a fee.

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

Gain on Investment in Life Settlement Contracts.  The gain on investment in life settlement contracts includes the gain on acquisition of life settlement contracts, the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. We determine fair value based upon the discounted cash flow of the anticipated death benefits, incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain realized upon mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain on investment in life settlement contracts to our segments based on net written premium by segment.

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

 One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 16.9% and 24.4% for the three months ended March 31, 2012 and 2011, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 88.5% and 86.9% for the three months ended March 31, 2012 and 2011, respectively.

Critical Accounting Policies

 Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2011.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Amounts in Thousands)
Gross written premium	$601,687	$444,027

Net written premium	$359,777	$234,019
Change in unearned premium	(45,753)	(33,681)
Net earned premium	314,024	200,338
Ceding commission – primarily related party	46,274	35,684
Service and fee income (related parties $6,092; $3,439)	40,538	25,189
Net investment income	14,518	14,192
Net realized gain on investments	(1,148)	415
Total revenues	414,206	275,818

Loss and loss adjustment expense	199,929	128,696
Acquisition costs and other underwriting expenses	124,025	81,234
Other	35,639	20,196
Total expenses	359,593	230,126
Income before other income (expense), income taxes and equity earnings (loss) of unconsolidated subsidiaries	54,613	45,692

Other income (expense):
Interest expense	(7,091)	(3,754)
Foreign currency (loss) gain	421	(284)
Net gain on investment in life settlement contracts	90	18,886
Total other income (expense)	(6,580)	14,848
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	48,033	60,540
Provision for income taxes	11,177	9,037
Income before equity in earnings (loss) of unconsolidated subsidiaries and minority interest	36,856	51,503
Equity in earnings of unconsolidated subsidiaries - related parties	2,364	1,819
Net income	39,220	53,322
Non-controlling interest	(134)	(8,139)
Net income attributable to AmTrust Financial Services, Inc.	$39,086	$45,183

Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	$—	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	—
Other net realized gain on investments	(1,148)	415
Net realized investment gain (loss)	$(1,148)	$415

Key measures:
Net loss ratio	63.7%	64.2%
Net expense ratio	24.8%	22.7%
Net combined ratio	88.5%	86.9%

 Gross Written Premium. Gross written premium increased $157.7 million, or 35.5%, to $601.7 million from $444.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase of $157.7 million was primarily attributable to growth in our Small Commercial Business and Specialty Program segments. The increase in Small Commercial Business resulted primarily from increases in workers’ compensation policy counts, acquisitions of Majestic and BTIS and rate increases in some of our key states. The increase in Specialty Program resulted primarily from programs developed from new underwriting teams we hired in 2010 and 2011.

Net Written Premium. Net written premium increased $125.8 million, or 53.7%, to $359.8 million from $234.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business - $41.2 million, Specialty Risk and Extended Warranty - $36.7 million, Specialty Program – $42.9 million and Personal Lines - $5.0 million. Net written premium increased for the three months ended March 31, 2012 compared to the same period in 2011 due to the increase in gross written premium in 2012 compared to 2011, as well as the reduction in the percentage of our European medical liability business ceded to reinsurers from 80% to 40%, which became effective April 1, 2011.

Net Earned Premium. Net earned premium increased $113.7 million, or 56.7%, to $314.0 million from $200.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business — $30.5 million, Specialty Risk and Extended Warranty — $51.0 million, Specialty Program — $28.9 million, and Personal Lines — $3.3 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a 30.5% or 34.375% ceding commission, depending on the business ceded, on ceded written premiums to Maiden.  The ceding commission earned during the three months ended March 31, 2012 and 2011 was $46.3 million and $35.7 million, respectively. Ceding commission increased period over period as a result of increased premium writings. Additionally, effective April 1, 2011, we entered into a 40% quota share reinsurance agreement with Maiden covering our European medical liability business for which we receive a five percent ceding commission. Prior to April 1, 2011, we ceded this business to another reinsurer.

Service and Fee Income. Service and fee income increased $15.3 million, or 60.7%, to $40.5 million from $25.2 million for the three months ended March 31, 2012 and 2011, respectively.  The increase related to fee income of approximately $7.1 million produced from BTIS, which was acquired in December 2011, higher technology fee income from ACAC of approximately $1.8 million and fees generated by becoming a servicing carrier in three additional states for the National Council on Compensation Insurance, Inc. (“NCCI”).

 Net Investment Income. Net investment income increased $0.3 million, or 2.1%, to $14.5 million from $14.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase resulted primarily from having a higher average fixed security investment pool during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, partially offset by lower investment yields in the first quarter of 2012 compared to the first quarter of 2011.

Net Realized Gains (Losses) on Investments. We incurred net realized losses on investments of $1.1 million and net realized gains on investments of $0.4 million for the three months ended March 31, 2012 and 2011, respectively.  The decline related to the overall trading activity as we selectively pared back underperforming investments.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $71.2 million, or 55.3%, to $199.9 million from $128.7 million for the three months ended March 31, 2012 and 2011, respectively.  Our loss ratio for the three months ended March 31, 2012 and 2011 was 63.7% and 64.2%, respectively.  The decrease in the loss ratio in 2012 resulted from lower current accident year selected ultimate losses as compared to selected ultimate losses from the prior accident year.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $42.8 million, or 52.7%, to $124.0 million from $81.2 million for the three months ended March 31, 2012 and 2011, respectively.  The expense ratio for the same periods increased to 24.8% from 22.7%, respectively, and impacted all segments. The increase in policy acquisition costs was the largest contributor to the increase in the expense ratio during the three months ended March 31, 2012, which was the result of a change in business mix as well the adoption of a new accounting standard for deferred acquisition costs during the first quarter of 2012.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $8.9 million, or 19.5%, to $54.6 million from $45.7 million for the three months ended March 31, 2012 and 2011, respectively.  The change in income from 2011 to 2012 resulted primarily from an increase in service and fee income partially offset by an increase in loss and loss adjustment expenses.

Interest Expense. Interest expense for the three months ended March 31, 2012 was $7.1 million, compared to $3.8 million for the same period in 2011.  The increase was primarily related to the issuance of an aggregate of $200 million of convertible senior notes during December 2011 and January 2012.

 Net Gain on Investment in Life Settlement Contracts.   Gain on investment in life settlement contracts was $0.1 million compared to $18.9 million for the three months ended March 31, 2012 and 201. The gain in the first quarter of 2011 was generated by the purchase of a large pool of distressed life settlement contracts. During the first quarter of 2012, we purchased a minimal amount of contracts.

Provision for Income Tax. Income tax expense for the three months ended March 31, 2012 was $11.2 million, which resulted in an effective tax rate of 23.3%. Income tax expense for the three months ended March 31, 2011 was $9.0 million, which resulted in an effective tax rate of 14.9%.  The increase in our effective rate for the three months ended March 31, 2011 resulted primarily from earning a higher percentage of pretax income in countries with higher effective rates.

Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties increased by $0.6 million for the three months ended March 31, 2012 to $2.4 million compared to $1.8 million for the three months ended March 31, 2011. The increase period over period resulted from higher earned premium and service fees.

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Amounts in Thousands)
Gross written premium	$232,351	$140,716

Net written premium	$118,890	$77,651
Change in unearned premium	(26,562)	(15,790)
Net earned premium	92,328	61,861

Ceding commission revenue – primarily related party	17,132	18,325

Loss and loss adjustment expense	59,224	36,763
Acquisition costs and other underwriting expenses	42,930	34,756
	102,154	71,519
Underwriting income	$7,306	$8,667

Key Measures:
Net loss ratio	64.1%	59.4%
Net expense ratio	27.9%	26.6%
Net combined ratio	92.1%	86.0%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$42,930	$34,756
Less: ceding commission revenue – primarily related party	17,132	18,325
	$25,798	$16,431
Net earned premium	$92,328	$61,861
Net expense ratio	27.9%	26.6%

 Gross Written Premium.   Gross written premium increased $91.7 million, or 65.2%, to $232.4 million from $140.7 million for the three months ended March 31, 2012 and 2011, respectively. A majority of the increase related to a nine percent increase in policy issuances in the first quarter of 2012 as well as rate increases in certain key states. In addition, the segment’s gross written premium benefited by approximately $19 million as a result of the Majestic renewal right transaction in the third quarter of 2011 as well as approximately $16 million from other acquisitions.

Net Written Premium.   Net written premium increased $41.2 million, or 53.0%, to $118.9 million from $77.7 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net premium resulted from an increase in gross written premium for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

 Net Earned Premium.   Net earned premium increased $30.5 million, or 49.3%, to $92.4 million from $61.9 million for the three months ended March 31, 2012 and 2011, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net written premium for the twelve months ended March 31, 2012 compared to the twelve months ended March 31, 2011.

 Ceding Commission.   The ceding commission earned during the three months ended March 31, 2012 and 2011 was $17.1 million and $18.3 million, respectively. The decrease related to a decline in the allocation to this segment, which achieved proportionally less growth than other segments during the first quarter, of its proportionate share of our overall policy acquisition expense.

 Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $22.4 million, or 61.0%, to $59.2 million from $36.8 million for the three months ended March 31, 2012 and 2011, respectively. Our loss ratio for the segment for the three months ended March 31, 2012 increased to 64.1% from 59.4% for the three months ended March 31, 2011. The increase in the loss ratio in the three months ended March 31, 2012 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years.

 Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $8.1 million, or 23.3%, to $42.9 million from $34.8 million for the three months ended March 31, 2012 and 2011, respectively. The expense ratio increased to 27.9% for the three months ended March 31, 2012 from 26.6% for the three months ended March 31, 2011. The increase in the expense ratio resulted primarily from a lower allocation of ceding commission to the segment during the three months ended March 31, 2012 compared to the same period in 2011 as well as the recognition of higher policy acquisition expense due to changes in business mix and the adoption of a new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

 Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net premiums earned less expenses included in combined ratio decreased $1.4 million, or 16.1%, to 7.3 million from $8.7 million for the three months ended March 31, 2012 and 2011, respectively. This decrease resulted primarily from an increase to the segment’s loss ratio in the first quarter of 2012 compared to the first quarter of 2011.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Amounts in Thousands)
Gross written premium	$234,089	$227,748

Net written premium	$141,161	$104,547
Change in unearned premium	(5,588)	(19,970)
Net earned premiums	135,573	84,577

Ceding commission revenue	17,194	12,899

Loss and loss adjustment expense	83,443	57,424
Acquisition costs and other underwriting expenses	43,085	26,648
	126,528	84,072
Underwriting income	$26,239	$13,404

Key Measures:
Net loss ratio	61.5%	67.9%
Net expense ratio	19.1%	16.3%
Net combined ratio	80.6%	84.2%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$43,085	$26,648
Less: ceding commission revenue – primarily related party	17,194	12,899
	$25,891	$13,749
Net earned premium	$135,573	$84,577
Net expense ratio	19.1%	16.3%

Gross Written Premium. Gross written premium increased $6.4 million, or 2.8%, to $234.1 million from $227.7 million for the three months ended March 31, 2012 and 2011, respectively. The segment experienced growth both domestically and in Europe. Additionally, European gross written premium was negatively impacted by approximately three percent as a result of fluctuations in currency rates.

 Net Written Premium. Net written premium increased $36.7 million, or 35.1%, to $141.2 million from $104.5 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net written premium resulted from an increase of gross written premium for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as well as the reduction in the percentage of our European medical liability business ceded to reinsurers from 80% to 40% commencing in the second quarter of 2011.

 Net Earned Premium. Net earned premium increased $51.0 million, or 60.3%, to $135.6 million from $84.6 million for the three months ended March 31, 2012 and 2011, respectively.  As net premiums written are earned ratably over the term of a policy, which on average is 23 months, the increase resulted from growth in net written premium during 2010 and 2012 as well as our retention of a higher percentage of net written premium related to our European medical liability business.

 Ceding Commission.   The ceding commission earned during the three months ended March 31, 2012 and 2011 was $17.2 million and $12.9 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense. Additionally, during the three months ended March 31, 2012, we were party to a 40% quota share arrangement with Maiden covering our European medical liability business for which we receive a five percent ceding commission. During the three months ended March 31, 2011, we ceded this business to another reinsurer.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $26.0 million, or 45.3%, to $83.4 million from $57.4 million for the three months ended March 31, 2012 and 2011, respectively. Our loss ratio for the segment for the three months ended March 31, 2012 decreased to 61.5% from 67.9% for the three months ended March 31, 2011.  The decrease in the loss ratio for the three months ended March 31, 2012 resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years.

 Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $16.5 million, or 62.0%, to $43.1 million from $26.6 million for the three months ended March 31, 2012 and 2011, respectively. The expense ratio increased to 19.1% for the three months ended March 31, 2012 from 16.3% for the three months ended March 31, 2011. The increase in the expense ratio resulted, primarily, from higher policy acquisition expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 related to changes in business mix and the adoption of a new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $12.8 million, or 95.5%, to $26.2 million from $13.4 million for the three months ended March 31, 2012 and 2011, respectively.  The increase was attributable primarily from an improvement in the segment’s loss ratio during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Specialty Program Segment Results of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Amounts in Thousands)
Gross written premium	$104,638	$49,976

Net written premium	$69,117	$26,234
Change in unearned premium	(9,456)	4,536
Net earned premium	59,661	30,770

Ceding commission revenue	11,948	4,460

Loss and loss adjustment expense	40,194	19,705
Acquisition costs and other underwriting expenses	29,939	12,312
	70,133	32,017
Underwriting income	$1,476	$3,213

Key Measures:
Net loss ratio	67.4%	64.0%
Net expense ratio	30.2%	25.5%
Net combined ratio	97.5%	89.6%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$29,939	$12,312
Less: ceding commission revenue	11,948	4,460
	$17,991	$7,852
Net earned premium	$59,661	$30,770
Net expense ratio	30.2%	25.5%

Gross Written Premium.  Gross premium increased $54.6 million, or 109.2%, to $104.6 million from $50.0 million for the three months ended March 31, 2012 and 2011, respectively.  The increase in gross written premium related to new program offerings during the three months ended March 31, 2012 as well as incremental growth of gross written premium on existing programs. The additional product offerings resulted from new product offerings managed by new underwriting teams hired in 2010 and 2011.

Net Written Premium.  Net written premium increased $42.9 million, or 163.7%, to $69.1 million from $26.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net written premium resulted from an increase in gross written premium for the three months ended March 31, 2012 compared to for the three months ended March 31, 2011.

 Net Earned Premium.  Net earned premium increased $28.9 million, or 93.8%, to $59.7 million from $30.8 million for the three months ended March 31, 2012 and 2011, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net written premium for the twelve months ended March 31, 2012 compared to the twelve months ended March 31, 2011.

  Ceding Commission.   The ceding commission earned during the three months ended March 31, 2012 and 2011 was $11.9 million and $4.5 million, respectively.   The increase in ceding commission related primarily to an increase in cessions of program business during the three months ended March 31, 2012 as well as a continuing shift in the mix of the programs written during the periods.  For the three months ended March 31, 2012, we wrote certain programs that have a higher percentage of policy acquisition costs to earned premium than in the three months ended March 31, 2011 and, therefore, we allocated more ceding commission to the segment.

    Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $20.5 million, or 104.0%, to $40.2 million for the three months ended March 31, 2012 compared to $19.7 million for the three months ended March 31, 2011. Our loss ratio for the segment for the three months ended March 31, 2012 increased to 67.4% from 64.0% for the three months ended March 31, 2011. The increase in the loss ratio in the three months ended March 31, 2012 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years.

 Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $17.6 million, or 143.1%, to $29.9 million from $12.3 million for the three months ended March 31, 2012 and 2011, respectively. The expense ratio increased to 30.2% for the three months ended March 31, 2012 from 25.5% for the three months ended March 31, 2011. The increase in the expense ratio resulted, primarily, from higher policy acquisition expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase resulted primarily from changes in business mix and the adoption of a new accounting standard for deferred acquisition costs in 2012 on a prospective basis. In addition, the increase in the expense ratio was attributable to the allocation to this segment of a higher proportion of our unallocated expenses as a result of the increase in premium compared to the three months ended March 31, 2011.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income)   Net earned premiums less expenses included in combined ratio decreased $1.7 million, or 53.1%, to $1.5 million from $3.2 million for the three months ended March 31, 2012 and 2011, respectively. The decrease of $1.7 million resulted primarily from an increase in both the loss ratio and expense ratio during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Personal Lines Reinsurance Segment Results of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Amounts in Thousands)
Gross written premium	$30,609	$25,587

Net written premium	$30,609	$25,587
Change in unearned premium	(4,147)	(2,457)
Net earned premium	26,462	23,130

Loss and loss adjustment expense	17,068	14,804
Acquisition costs and other underwriting expenses	8,071	7,518
	25,139	22,322
Underwriting income	$1,323	$808

Key Measures:
Net loss ratio	64.5%	64.0%
Net expense ratio	30.5%	32.5%
Net combined ratio	95.0%	96.5%

We assumed $30.6 million and $25.6 million of premium from the GMACI Insurers for the three months ended March 31, 2012 and 2011, respectively. The increase during the three months ended March 31, 2012 related primarily to a rise in the GMACI Insurers’ premium writings during the equivalent time periods. Net earned premium increased in 2012 compared to 2011 due to the earning cycle of assumed written premium in 2011 and earned in 2012. Loss and loss adjustment expense increased 15.3% in 2012 compared to 2011 and increased proportionally with net earned premium. The net loss ratio increased during the three months ended March 31, 2012 compared to the equivalent period in 2011 due to higher estimates based on actual losses. The decrease in the net expense ratio in 2012 compared to 2011 resulted from the sliding scale commission structure, by which the ceding commission payable to GMACI decreases as the loss ratio increases.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $172.7 million and $130.5 million in the three months ended March 31, 2012 and 2011, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations, provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months. However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

 The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2012	2011
Cash and cash equivalents provided by (used in):
Operating activities	$88,434	$55,331
Investing activities	(256,372)	(47,492)
Financing activities	36,024	10,749

 Net cash provided by operating activities for the three months ended March 31, 2012 increased compared to cash provided by operating activities in the three months ended March 31, 2011. The increase in cash flow is the result, primarily, of an overall increase in our reinsurance payables, which are typically paid in arrears, thus providing us with a timing benefit on this cash we collected.

 Cash used in investing activities during the three months ended March 31, 2012 was approximately $256 million and consisted of approximately $8 million for life settlement contracts, approximately $205 million for the purchase of fixed maturity and equity securities and an increase in restricted cash of $36 million. Cash used in investing activities in the three months ended March 31, 2011 was approximately $47 million and consisted of approximately $17 million for life settlement contracts, an increase in restricted cash of $23 million and approximately $12 million for the purchase of an aircraft partially offset by sales of fixed maturity and equity securities of approximately $7 million and $1 million, respectively.

 Cash provided by financing activities for the three months ended March 31, 2012 was approximately $36 million and consisted primarily of debt proceeds of approximately $25 million, minority interest capital contributions to one of our subsidiaries of approximately $5 million and borrowings from securities sold under agreements to repurchase of $9 million.  Cash provided by financing activities for the three months ended March 31, 2011 was approximately $11 million and consisted primarily of debt proceeds of approximately $109 million, minority interest capital contributions to one of our subsidiaries of approximately $9 million, offset partially by the repayment of $95 million of securities sold under agreements to repurchase, debt principal payments of approximately $7 million and dividends of approximately $5 million.

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

As of March 31, 2012, we had no outstanding borrowings under this Credit Agreement. We had outstanding letters of credit in place under this Credit Agreement at March 31, 2012 for $49.4 million, which reduced the availability for letters of credit to $0.6 million as of March 31, 2012 and the availability under the facility to $100.6 million as of March 31, 2012.

Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on our credit facility as of March 31, 2012 and 2011 was 2.50%. We recorded interest expense of approximately $0.5 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, under the Credit Agreement.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 2.25% at March 31, 2012), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .35% to .45% based on our consolidated leverage ratio and was .40% at March 31, 2012).

Convertible Senior Notes

In December 2011, we issued $175 million aggregate principal amount of our 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, the Company issued an additional $25 million of the Notes to cover the initial purchasers’ overallotment option, bringing the aggregate amount of Notes issued to $200 million. The Notes will bear interest at a rate equal to 5.50% per year, payable semiannually in arrears on June 15th and December 15th of each year, beginning on June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate will initially equal 31.4218 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to an initial conversion price of approximately $31.83 per share of Common Stock, representing a conversion premium of 25.0% over $25.46 per share, which was the last reported sale price of the Common Stock on the NASDAQ on December 15, 2011. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes) involving our holders of the Notes will have the right to require us to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.6 million and deferred origination costs relating to the liability component of $4.7 million will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3.5 million for the three months ended March 31, 2012.

Secured Loan Agreement

 During February 2011, through a wholly-owned subsidiary, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.1 million and $0.05 million for the three months ended March 31, 2012 and 2011, respectively, related to this agreement. The loan is secured by an aircraft that our subsidiary acquired in February 2011.

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

Promissory Note

 In connection with the stock and asset purchase agreement with a subsidiary of Unitrin, Inc. (now called Kemper Corporation), we, on June 1, 2008, issued a promissory note to Unitrin Inc. in the amount of $30 million. The note is non-interest bearing and requires four annual principal payments of $7.5 million. The first three annual principal payments were paid between 2009 and 2011, and the remaining principal payment is due on June 1, 2012. Upon entering into the promissory note, we calculated imputed interest of $3.2 million based on interest rates available to us, which was 4.5%. Accordingly, the note’s carrying balance was adjusted to $26.8 million at the acquisition. The note is required to be paid in full, immediately, under certain circumstances including a default of payment or change of control of the Company. We included $0.1 million and $0.2 million of amortized discount on the note in our results of operations for the three months ended March 31, 2012 and 2011, respectively. The note’s carrying value was $7.4 million as of March 31, 2012 and December 31, 2011.

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

  We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities, which we invest or hold in short term or fixed income securities. As of March 31, 2012, there were $200.9 million principal amount outstanding at interest rates between 0.4% and 0.45%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2012 was $0 million, of which $0 million was accrued as of March 31, 2012. We have approximately $214.2 million of collateral pledged in support of these agreements. Under reverse repurchase agreements, we lend cash or securities for a short term. During the three months ended March 31, 2012, we entered into a collateralized lending transaction with a principal amount of $56.2 million that is included in short term investments as of March 31, 2012. We retain collateral of $54.4 million related to this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

 In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of March 31, 2012 and December 31, 2011.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its U.S. subsidiaries.  The amount of this collateral as of March 31, 2012 was approximately $639 million.  Maiden retains ownership of the collateral in the trust account.

Comerica Letter of Credit Facility

In connection with the Majestic acquisition, we, through one of our subsidiaries, entered into a secured letter of credit facility with Comerica Bank during the three months ended September 30, 2011. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million and was utilized for $49.8 million as of March 31, 2012. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Reinsurance

Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. All of our captive reinsurance arrangements are fully secured. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. We have not experienced any significant changes to our reinsurance programs since December 31, 2011. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Insurance Company Ltd. (‘‘Maiden Insurance’’), see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2011.

 Investment Portfolio

 Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts and other investments, increased $156.8 million, or 8.0%, to $2,137.0 million for the three months ended March 31, 2012 from $1,980.2 million as of December 31, 2011 (excluding $14.9 million and $14.6 million of other investments, respectively). Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities, gross, had a fair value of $1,685.0 million and an amortized cost of $1,637.9 million as of March 31, 2012. Our equity securities are reported at fair value and totaled $30.8 million with a cost of $29.7 million as of March 31, 2012. Securities sold but not yet purchased, which was $54.5 million as of March 31, 2012, represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $200.9 million as of March 31, 2012, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	March 31, 2012		December 31, 2011
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$336,419	15.7%	$421,837	21.3%
Time and short-term deposits	84,571	4.0%	128,565	6.5
U.S. treasury securities	52,791	2.5	53,274	2.7
U.S. government agencies	60,604	2.8	6,790	0.3
Municipals	269,050	12.6	275,017	13.9
Commercial mortgage back securities	29,873	1.4	150	—
Residential mortgage backed securities:
Agency backed	395,974	18.5	364,000	18.4
Non-agency backed	7,515	0.4	7,664	0.4
Corporate bonds	869,215	40.7	687,348	34.7
Preferred stocks	4,780	0.2	4,314	0.2
Common stocks	25,972	1.2	31,286	1.6
	$2,136,764	100.0%	$1,980,245	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2012 and December 31, 2011, as rated by Standard and Poor’s.

	2012	2011
U.S. Treasury	2.6%	3.2%
AAA	10.6	12.5
AA	44.6	39.7
A	19.8	23.0
BBB, BBB+, BBB-	21.1	20.1
BB, BB+, BB-	1.3	0.8
B, B+, B-	—	0.4
Other	—	0.3
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	1.98	3.0	2.31	3.3
U.S. government agencies	4.05	3.4	4.12	2.9
Foreign government	3.98	5.6	3.98	5.6
Corporate bonds	4.30	4.4	4.38	3.7
Municipals	4.54	5.7	4.18	5.4
Mortgage and asset backed	3.63	2.4	3.68	2.6

 As of March 31, 2012, the weighted average duration of our fixed income securities was 4.0 years and had a yield of 4.1%.

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

 During the three months ended March 31, 2012 and 2011, we had no impairment charges of our fixed and equity securities. During the three months ended March 31, 2012, we had $21.1 million of gross unrealized losses, of which $2.9 million related to marketable equity securities and $18.2 million related to fixed maturity securities.

Corporate bonds represent 52% of the fair value of our fixed maturities and 94% of the total unrealized losses of our fixed maturities. We own 276 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 11%, 38% and 2%, respectively, and 7%, 81% and 7% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. Within our portfolio of equity securities, 9 common stocks comprised $2.7 million, or 92.2%, of the unrealized loss. We own 3 securities in the financial sector that represent 6% of the fair market value and 27% of our unrealized losses. We own 3 securities in the industrial sector that represent approximately 7% of the fair market value and approximately 44% our unrealized losses. We own 3 securities in the consumer products sector that have approximately 9% of the fair value and approximately 21% of the unrealized losses. The duration of these impairments ranges from 3 to 27 months. The remaining securities in a loss position are not considered individually significant and accounted for 8% of our unrealized losses. We believe these securities will recover and that we have the ability and intent to hold them to recovery.

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

Interest Rate Risk. We had fixed maturity securities (excluding $84.6 million of time and short-term deposits) with a fair value of $1.68 million and carrying value of $1.64 million as of March 31, 2012 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

 The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2012 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of March 31, 2012.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$1,526,632	$(158,390)	(10.7)%
100 basis point increase	1,604,564	(80,458)	(5.4)
No change	1,685,022	—	—
100 basis point decrease	1,760,930	75,908	5.1
200 basis point decrease	1,845,156	160,134	10.8

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $470.5 million of debt instruments of which $302.5 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $13.8 million after tax realized currency loss based on our outstanding foreign denominated reserves of $423.8 million at March 31, 2012.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2012, the equity securities in our investment portfolio had a fair value of $30.8 million, representing approximately two percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2012.

The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$32,290	$1,538	0.1%
No change	30,752	—
5 % decrease	29,214	(1,538)	(0.1)

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Vehicle service contract industry inquiry and related proceedings

As previously described in our Annual Report on Form 10-K, our subsidiary Warrantech Corporation (“Warrantech”) is involved in a number of disputes that relate to U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in February 2010 in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Proceeding”).

On April 27, 2012, the parties to the various disputes reached agreement on a comprehensive settlement, the terms of which are incorporated into the plan of liquidation for U.S. Fidelis, which was filed in the Bankruptcy Proceeding on May 1, 2012 (the “Plan”). In connection with the Plan, Warrantech, the Unsecured Creditors Committee of U.S. Fidelis, Mepco Finance Corporation (“Mepco”), and the States of Missouri, Texas, Washington and Ohio, by and through the offices of their respective Attorneys General entered into a plan support agreement (the “PSA”). Pursuant to the PSA, provided that the Plan has not been modified in such a manner that would materially adversely affect the rights, recoveries, or obligations of the parties and subject to an opt-out right in favor of Warrantech and Mepco, each of the parties agreed to support the Plan throughout the Bankruptcy Proceeding and to cooperate to the fullest extent in obtaining confirmation of the Plan by no later than July 30, 2012. On the effective date of the Plan, Warrantech will become obligated to pay $4.8 million to Mepco, $1.4 million to the liquidating trustee and $1.1 million to the U.S. Fidelis Consumer Restitution Plan (as described in the Plan).

As part of the overall settlement, Warrantech also entered into assurances of voluntary compliance with the states of Ohio, Missouri, Texas and Washington (the “AVCs”) that do not become binding until the effective date of the Plan. The AVCs require Warrantech to adhere to certain compliance terms in connection with the marketing and sale of vehicle service contracts through authorized telemarketers, pay certain funds to consumers in connection with vehicle service contracts that were marketed and sold by U.S. Fidelis and administered by Warrantech and contribute the funds referenced above to the U.S. Fidelis Consumer Restitution Fund.

Item 1A.  Risk Factors

 There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we purchased 663 shares of our common stock from employees in connection with the vesting of restricted stock issued to certain employees in connection with our 2010 Omnibus Incentive Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares. In addition, in November 2007, our board of directors authorized us to repurchase up to 3,000,000 shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this authority during the three months ended March 31, 2012.

The following table summarizes the Company’s stock repurchases for the three-month period ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
January 1 – 31, 2012	—	$—	—	2,223,713
February 1 – 29, 2012	—	—	—	2,223,713
March 1 – 31, 2012	663	26.31	—	2,223,713
Total	663	$26.31	—	2,223,713

(1)	Includes 663 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

 None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2012.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2012.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2012.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2012.

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).

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

AmTrust Financial Services, Inc.
(Registrant)

Date: May 10, 2012	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer

