Form 10-Q
period 2012-09-30
Amtrust Financial Services, Inc.
filed 2012-11-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes      ☐ No      ☒

As of November 1, 2012, the Registrant had one class of Common Stock ($.01 par value), of which 66,918,040 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,749,699; $1,382,863)	$1,847,623	$1,394,243
Equity securities, available-for-sale, at market value (cost $20,202; $34,041)	18,318	35,600
Short-term investments	485	128,565
Equity investment in unconsolidated subsidiaries – related parties	94,889	83,691
Other investments	14,324	14,588
Total investments	1,975,639	1,656,687
Cash and cash equivalents	557,989	406,847
Restricted cash and cash equivalents	46,795	23,104
Accrued interest and dividends	15,220	12,644
Premiums receivable, net	1,038,495	932,992
Reinsurance recoverable (related party $721,406; $597,525)	1,218,180	1,098,569
Prepaid reinsurance premium (related party $492,214; $429,124)	687,171	584,871
Prepaid expenses and other assets (recorded at fair value $171,476; $131,387)	358,028	292,849
Federal income tax receivable	29,046	13,024
Deferred policy acquisition costs	349,647	280,991
Property and equipment, net	72,711	61,553
Goodwill	190,725	147,654
Intangible assets	226,388	166,962
	$6,766,034	$5,678,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$2,247,118	$1,879,175
Unearned premiums	1,709,185	1,366,170
Ceded reinsurance premiums payable (related party $232,466; $222,408)	324,272	337,508
Reinsurance payable on paid losses	11,088	14,731
Funds held under reinsurance treaties	38,318	49,249
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	57,198	55,942
Securities sold under agreements to repurchase, at contract value	226,098	191,718
Accrued expenses and other current liabilities (recorded at fair value $9,550; $12,022)	353,021	267,643
Deferred income taxes	173,440	108,775
Debt	301,510	279,600
Total liabilities	5,609,223	4,718,486
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 91,637 and 84,906 issued in 2012 and 2011, respectively; 67,085 and 60,106 outstanding in 2012 and 2011, respectively	912	849
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	756,814	582,321
Treasury stock at cost; 24,552 and 24,800 shares in 2012 and 2011, respectively	(296,415)	(300,365)
Accumulated other comprehensive income (loss)	49,938	(9,999)
Retained earnings	563,061	617,757
Total AmTrust Financial Services, Inc. equity	1,074,310	890,563
Non-controlling interest	81,901	69,098
Total stockholders’ equity	1,156,211	959,661
	$6,766,034	$5,678,747
See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Premium income:
Net written premium	$483,659	$321,903	$1,235,025	$931,603
Change in unearned premium	(96,212)	(33,055)	(199,560)	(194,135)
Net earned premium	387,447	288,848	1,035,465	737,468
Ceding commission – primarily related party	49,860	40,732	140,684	111,830
Service and fee income (related parties – three months $7,171; $4,189 and nine months $20,195; $12,089)	44,561	28,815	118,110	78,546
Net investment income	18,429	14,456	49,291	41,815
Net realized gain on investments	2,213	550	3,768	1,581
Total revenues	502,510	373,401	1,347,318	971,240
Expenses:
Loss and loss adjustment expense	255,646	185,352	667,362	484,056
Acquisition costs and other underwriting expenses	143,736	113,270	397,474	284,084
Other	42,337	24,045	110,296	62,805
Total expenses	441,719	322,667	1,175,132	830,945
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiary	60,791	50,734	172,186	140,295
Other income (expense):
Interest expense	(7,218)	(3,946)	(21,303)	(12,034)
Foreign currency gain (loss)	(951)	(4,063)	(2,985)	(1,827)
Acquisition gain on purchase	—	5,850	—	5,850
Gain on investment in life settlement contracts net of profit commission	3,251	6,822	5,302	48,346
Total other income (expense)	(4,918)	4,663	(18,986)	40,335
Income before income taxes and equity in earnings of unconsolidated subsidiary	55,873	55,397	153,200	180,630
Provision for income taxes	13,187	14,297	36,106	30,623
Income before equity in earnings of unconsolidated subsidiary	42,686	41,100	117,094	150,007
Equity in earnings (loss) of unconsolidated subsidiary – related party	3,207	(918)	8,659	3,415
Net income	45,893	40,182	125,753	153,422
Net income attributable to non-controlling interest of subsidiaries	(2,663)	(3,016)	(3,079)	(20,911)
Net income attributable to AmTrust Financial Services, Inc.	$43,230	$37,166	$122,674	$132,511
Earnings per common share:
Basic earnings per share	$0.69	$0.60	$2.01	$2.19
Diluted earnings per share	$0.66	$0.58	$1.93	$2.13
Dividends declared per common share	$0.10	$0.09	$0.29	$0.25
Net realized gain on investments:
Total other-than-temporary impairment loss	$—	$—	$(1,208)	$(345)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	—	(1,208)	(345)
Other net realized gain (loss) on investments	2,213	550	4,976	1,926
Net realized investment gain	$2,213	$550	$3,768	$1,581
 See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$45,893	$40,182	$125,753	$153,422
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,484	(5,027)	4,624	(508)
Change in fair value of interest rate swap	(325)	—	(952)	—
Unrealized gains on securities:
Unrealized holding gains arising during period	27,382	(7,917)	60,499	2,483
Reclassification adjustment for gains included in net income	442	(5,667)	(4,234)	(3,916)
Other comprehensive income, net of tax	$34,983	$(18,611)	$59,937	$(1,941)
Comprehensive income	80,876	21,571	185,690	151,481
Less: Comprehensive income attributable to non-controlling interest	2,663	3,016	3,079	20,911
Comprehensive income attributable to AmTrust Financial Services, Inc.	$78,213	$18,555	$182,611	$130,570

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$125,753	$153,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,848	40,151
Equity earnings and gain on investment in unconsolidated subsidiaries	(8,659)	(3,415)
Gain on investment in life settlement contracts	(5,302)	(48,346)
Realized gain on marketable securities	(4,976)	(1,926)
Acquisition gain on purchase	—	(5,850)
Non-cash write-down of marketable securities	1,208	345
Discount on notes payable	2,225	379
Stock based compensation	4,954	4,182
Bad debt expense	5,697	4,717
Foreign currency loss	2,985	1,827
Changes in assets - (increase) decrease:
Premiums and note receivables	(111,200)	(98,569)
Reinsurance recoverable	(119,611)	(120,897)
Deferred policy acquisition costs, net	(68,656)	(52,849)
Prepaid reinsurance premiums	(100,074)	(56,165)
Prepaid expenses and other assets	(44,998)	(72,828)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	(13,236)	30,279
Loss and loss expense reserve	367,943	204,265
Unearned premiums	316,330	223,600
Funds held under reinsurance treaties	(10,931)	(4,783)
Accrued expenses and other current liabilities	23,704	67,770
Deferred tax liability	8,559	(41,092)
Net cash provided by operating activities	399,563	224,217
Cash flows from investing activities:
Net purchases of securities with fixed maturities	(237,174)	(88,449)
Net sales (purchases) of equity securities	19,068	(18,852)
Net purchases of other investments	1,938	(544)
Acquisition of Majestic, net of cash obtained	—	27,314
Acquisition of and capitalized premiums for life settlement contracts	(42,225)	(43,847)
Receipt of life settlement contract proceeds	10,074	10,530
Acquisition of intangible assets and subsidiaries, net of cash obtained	(19,764)	(4,535)
Increase in restricted cash and cash equivalents	(23,691)	(19,369)
Purchase of property and equipment	(19,955)	(33,055)
Net cash used in investing activities	(311,729)	(170,807)
Cash flows from financing activities:
Repurchase agreements, net	34,380	(3,712)
Revolving credit facility borrowing	—	123,200
Revolving credit facility payment	—	(90,000)
Convertible senior notes proceeds	25,000	—
Secured loan agreement borrowings	—	10,800

Secured loan agreements payments	(729)	(544)
Promissory notes, net	500	(7,500)
Term loan payment	—	(6,667)
Debt financing fees	(1,670)	(1,368)
Capital contribution to subsidiaries	16,624	23,764
Stock option exercise and other	4,176	3,680
Dividends distributed on common stock	(16,866)	(14,327)
Net cash used in financing activities	61,415	37,326
Effect of exchange rate changes on cash	1,893	703
Net increase in cash and cash equivalents	151,142	91,439
Cash and cash equivalents, beginning of the period	406,847	192,925
Cash and cash equivalents, end of the period	$557,989	$284,364
Supplemental Cash Flow Information
Income tax payments	$7,893	$13,792
Interest payments on debt	12,555	10,098

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

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. A description of the major items include:

The three and nine months ended September 30, 2011 have been restated to include a retrospective gain of $3,185 on a pre-tax basis and $2,070 on an after tax basis related to the renewal rights transaction with Majestic Insurance Company during the three months ended September 30, 2011. The impact on diluted earnings per share in both periods was $0.03.

The Company paid a 10% stock dividend during the three months ended September 30, 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted in prior periods. The impact on basic and diluted earnings per share was $(0.02) for the three and nine months ended September 30, 2011.

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite Lived Intangible Assets for Impairment. This updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, strategy, technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for the quarter ending March 31, 2013 with early adoption permitted. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

In December 2011, the FASB issued a new standard which indefinitely defers certain provisions of a previously issued standard, ASU No. 2011-5 Comprehensive Income (Topic 220) that revised the manner in which companies present comprehensive income in financial statements. One of the ASU provisions required companies to present, by component, reclassification adjustments out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement has been indefinitely deferred and will be further deliberated by the FASB at a future date. The new standard is effective for fiscal years and interim periods within those years that begin after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of the new standard did not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220). This update required that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-step approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The updated guidance was effective for fiscal years and interim periods beginning on or after December 15, 2011 and was to be applied on a retrospective basis to the beginning of the annual period of adoption. The new standard does not change the items that must be reported in other comprehensive income and was effective for fiscal years and interim periods within those years that begin after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of the new standard did not have a material impact on the Company’s results of operations, financial position or liquidity.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles-Goodwill and Other (Topic 350). The updated guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment, using factors such as changes in management, key personnel, business strategy, technology or customers, to determine whether it should calculate the fair value of a reporting unit. Previous accounting literature required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit was less than its carrying amount, then the second step of the test had to be performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill was determined in the same manner as goodwill is measured in a business combination (by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. Under the updated guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. The Company adopted this standard January 1, 2012 and it did not have any material impact on its results of operations, financial position or liquidity.

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (Topic 820). The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-4 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amendment is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this standard on January 1, 2012 and adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2010-26 prospectively. During 2012, the Company estimates that pre-tax expenses will increase by approximately $8,000 to $10,000 as a lower amount of acquisition costs will be capitalized and existing costs that no longer meet the criteria for deferral under ASU 2010-26 will be recognized in expense over the original amortization periods. For the three and nine months ended September 30, 2012, the Company recognized approximately $2,000 and $5,600, respectively, of expense related to such previously deferrable costs. If the Company had adopted ASU 2010-26 retrospectively, approximately $1,300 and $7,600, respectively, of acquisition costs that were deferred would have been recognized in expense for the three and nine month period ended September 30, 2011.

3.	Investments

(a) Available-for-Sale Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2012, are presented in the table below:

(Amounts in Thousands)	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$5,091	$107	$(211)	$4,987
Common stock	15,111	1,085	(2,865)	13,331
U.S. treasury securities	45,442	2,905	(6)	48,341
U.S. government agencies	45,341	964	—	46,305
Municipal bonds	251,610	13,487	(86)	265,011
Corporate bonds:
Finance	729,724	50,337	(6,587)	773,474
Industrial	314,663	17,726	(2,120)	330,269
Utilities	32,773	2,455	—	35,228
Commercial mortgage backed securities	10,057	152	—	10,209
Residential mortgage backed securities:
Agency backed	312,258	20,211	(442)	332,027
Non-agency backed	7,831	—	(1,072)	6,759
	$1,769,901	$109,429	$(13,389)	$1,865,941

Proceeds from the sale of investments in available-for-sale securities during the nine months ended September 30, 2012 and 2011 were approximately $761,757 and $1,827,485, respectively.

A summary of the Company’s available-for-sale fixed securities as of September 30, 2012, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,296	$7,359
Due after one through five years	388,443	393,753
Due after five through ten years	785,711	848,460
Due after ten years	238,103	249,056
Mortgage backed securities	330,146	348,995
Total fixed maturities	$1,749,699	$1,847,623

(b) Investment Income

Net investment income for the three and nine months ended September 30, 2012 and 2011 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Fixed maturity securities	$18,185	$13,601	$47,908	$39,577
Equity maturities	325	141	823	427
Cash and short term investments	120	1,075	1,096	2,647
	18,630	14,817	49,827	42,651
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	201	361	536	836
	$18,429	$14,456	$49,291	$41,815

(c) Other-Than-Temporary Impairment

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of September 30, 2012:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$7,015	$(1,446)	30	$2,453	$(1,630)	9	$9,468	$(3,076)
U.S. treasury securities	994	(6)	1	—	—	—	994	(6)
Municipal bonds	24,177	(82)	6	8,071	(4)	1	32,248	(86)
Corporate bonds:
Finance	40,776	(1,223)	12	94,994	(5,364)	15	135,770	(6,587)
Industrial	39,595	(1,795)	17	5,760	(325)	1	45,355	(2,120)
Residential mortgage backed securities:
Agency backed	4,674	(1)	1	25,429	(441)	1	30,103	(442)
Non-agency backed	6,734	(1,069)	1	25	(3)	1	6,759	(1,072)
Total temporarily impaired securities	$123,965	$(5,622)	68	$136,732	$(7,767)	28	$260,697	$(13,389)

There are 96 securities at September 30, 2012 that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of September 30, 2012, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $4,973 and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of September 30, 2012:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of our restricted assets as of September 30, 2012 and December 31, 2011 are as follows:

(Amounts in Thousands)	2012	2011
Restricted cash	$46,795	$23,104
Restricted investments	292,941	187,227
Total restricted cash and investments	$339,736	$210,331

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2012 was $57,155 for U.S treasury bonds and $43 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2012. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or repledge the securities to others, are pledged to the clearing broker.

The Company enters into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of September 30, 2012, there were $226,098 principal amount outstanding at interest rates between .40% and .45%. Interest expense associated with these repurchase agreements for the three months ended September 30, 2012 and 2011 was $341 and $361, respectively, and interest expense associated with these repurchase agreements for the nine months ended September 30, 2012 and 2011 was $676 and $836, respectively, of which $0 was accrued as of September 30, 2012. The Company has approximately $244,064 of collateral pledged in support of these agreements. Additionally, during the three and nine months ended September 30, 2012, the Company entered into a reverse repurchase agreement in the amount of $57,000 that is included in cash and cash equivalents as of September 30, 2012. The Company retains collateral of $57,000 related to this agreement.

4.	Fair Value of Financial Instruments

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2012:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$48,341	$48,341	$—	$—
U.S. government agencies	46,305	—	46,305	—
Municipal bonds	265,011	—	265,011	—
Corporate bonds and other bonds:
Finance	773,474	—	773,474	—
Industrial	330,269	—	330,269	—
Utilities	35,228	—	35,228	—
Commercial mortgage backed securities	10,209	—	10,209	—
Residential mortgage backed securities:
Agency backed	332,027	—	332,027	—
Non-agency backed	6,759	—	6,759	—
Equity securities	18,318	18,318	—	—
Short term investments	485	485	—	—
Other investments	14,324	—	—	14,324
Life settlement contracts	171,476	—	—	171,476
	$2,052,226	$67,144	$1,799,282	$185,800
Liabilities:
Equity securities sold but not yet purchased, market	$43	$43	$—	$—
Fixed maturity securities sold but not yet purchased, market	57,155	57,155	—	—
Securities sold under agreements to repurchase, at contract value	226,098	—	226,098	—
Life settlement contract profit commission	9,550	—	—	9,550
Derivatives	4,973	—	4,973	—
	$297,819	$57,198	$231,071	$9,550

The Company classifies its financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy includes the following three levels:

•	Level 1 – Valuations are based on unadjusted quoted market prices in active markets for identical financial assets or liabilities.
Examples of instruments utilizing Level 1 inputs include: exchange-traded securities and U.S. Treasury bonds.

•	Level 2 – Valuations of financial assets and liabilities are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets obtained from third party pricing services or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Examples of instruments utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed bonds, asset-backed securities and listed derivatives that are not actively traded.

•
Level 3 – Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions are used in internal valuation pricing models to determine the fair value of financial assets or liabilities, which may include projected cash flows, collateral performance or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period.

Examples of instruments utilizing Level 3 inputs include: hedge and credit funds with partial transparency.

For additional discussion regarding techniques used to value the Company’s investment portfolio, refer to Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in its 2011 Form 10-K.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2012 and 2011:

(Amounts in Thousands)	Balance as of June 30, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2012
Other investments	$15,103	$1,491	$—	$315	$(2,585)	$—	$14,324
Life settlement contracts	151,092	10,758	—	9,626	—	—	171,476
Life settlement contract profit commission	(11,465)	1,915	—	—	—	—	(9,550)
Derivatives	(4,472)	—	(501)	—	—	4,973	—
Total	$150,258	$14,164	$(501)	$9,941	$(2,585)	$4,973	$176,250

(Amounts in Thousands)	Balance as of December 31, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2012
Other investments	$14,588	$(2,861)	$4,535	$1,062	$(3,000)	$—	$14,324
Life settlement contracts	131,387	26,174	—	23,989	(10,074)	—	171,476
Life settlement contract profit commission	(12,022)	2,472	—	—	—	—	(9,550)
Derivatives	(3,508)	—	(1,465)	—	—	4,973	—
Total	$130,445	$25,785	$3,070	$25,051	$(13,074)	$4,973	$176,250

(Amounts in Thousands)	Balance as of June 30, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2011
Other investments	$22,008	$—	$(1,348)	$5,672	$(5,128)	$—	$21,204
Life settlement contracts	108,710	17,188	—	6,298	(10,530)	—	121,666
Life settlement contract profit commission	(9,267)	(3,369)	—	—	—	—	(12,636)
Total	$121,451	$13,819	$(1,348)	$11,970	$(15,658)	$—	$130,234

(Amounts in Thousands)	Balance as of December 31, 2010	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2011
Other investments	$21,514	$661	$(1,725)	$6,538	$(5,784)	$—	$21,204
Life settlement contracts	22,155	75,209	—	34,832	(10,530)	—	121,666
Life settlement contract profit commission	(4,711)	(7,925)	—	—	—	—	(12,636)
Total	$38,958	$67,945	$(1,725)	$41,370	$(16,314)	$—	$130,234

The Company transferred its derivatives from Level 3 to Level 2 during the three and nine months ended September 30, 2012. The Company had no transfers between levels during 2011.

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
—
Subordinated Debentures and Debt:   The current fair value of the Company's convertible senior notes and subordinated debentures was $230,000 and $55,600 as of September 30, 2012, respectively. The remaining carrying values reported in the accompanying balance sheets for these financial instruments approximate fair value. Fair value was estimated using projected cash flows, discounted at rates currently being offered for similar notes.

—
Other investments: The Company has less than one percent of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in these securities are not material to its financial position or results of operations.

—
Derivatives: The Company classifies interest rate swaps as Level 2 hierarchy.  The Company uses these interest rate swaps to hedge floating interest rates on its debt, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations.  The estimated fair value of the interest rate swaps, which is obtained from a third party pricing service is measured using discounted cash flow analysis that incorporates significant observable inputs, including the LIBOR forward curve and a measurement of volatility.

The fair value of life settlement contracts as well as life settlement profit commission is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments, financial standing of the issuer, and changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and industry life expectancy reports. The fair value of a life insurance policy is estimated using present value calculations based on the data specific to each individual life insurance policy. The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2012 and December 31, 2011 and, as described in Note 5, only includes data for policies to which the Company assigned value at those dates:

	September 30, 2012	December 31, 2011
Average age of insured	79 years	77 years
Average life expectancy, months (1)	143 months	155 months
Average face amount per policy (Amounts in Thousands)	$6,818	$6,703
Fair value discount rate	7.5%	7.5%
Internal rate of return (2)	15.9%	14.1%

(1)	Standard life expectancy as adjusted for insured’s specific circumstances.

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

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonable vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2012 and December 31, 2011:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2012	$(25,386)	$28,250
December 31, 2011	$(18,778)	$20,785

	Change in discount rate
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2012	$(17,167)	$20,030
December 31, 2011	$(13,802)	$15,804

5.	Investment in Life Settlements

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring certain life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel Grantor Retained Annuity Trust, for the purposes of acquiring additional life settlement contracts. The Company has a fifty percent ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. Under the terms of an agreement for Tiger, the third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides for certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.625% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

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

Total capital contributions of approximately $28,042 and $39,930 were made to the LSC entities during the nine months ended September 30, 2012 and 2011, respectively, for which the Company contributed approximately $14,021 and $19,965 in those same periods. The Company’s investments in life settlements and cash value loans were approximately $173,298 and $136,800 as of September 30, 2012 and December 31, 2011, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded other income for the three months ended September 30, 2012 and 2011 of approximately $3,251 and $6,882, and approximately $5,302 and $48,346 for the nine months ended September 30, 2012 and 2011, respectively, related to the life settlement contracts.

In addition to the 256 policies disclosed in the table below as of September 30, 2012, Tiger owned 14 premium finance loans as of the nine months ended September 30, 2012, which were secured by life insurance policies and were carried at a value of $1,822. As of September 30, 2012, the face value amount of the related 256 life insurance policies and 14 premium finance loans were approximately $1,671,013 and $68,250 respectively. All of the premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policies or allow the policies to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

The following table describes the Company’s investment in life settlements as of September 30, 2012:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	3	12,266	20,000
3-4	1	2,932	5,000
4-5	3	13,133	30,000
Thereafter	249	143,145	1,616,013
Total	256	$171,476	$1,671,013

(1)	The Company determined this fair value based on 166 policies out of the 256 policies as of September 30, 2012, as the Company assigned no value to 90 of the policies as of September 30, 2012.

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2012, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2012	$26,967	$502	$27,469
2013	28,316	478	28,794
2014	30,156	613	30,769
2015	33,015	1,131	34,146
2016	44,570	1,022	45,592
Thereafter	473,533	15,905	489,438
Total	$636,557	$19,651	$656,208

6.	Debt

The Company’s borrowings consisted of the following at September 30, 2012 and December 31, 2011:

(Amounts in Thousands)	2012	2011
Subordinated debentures	123,714	123,714
Convertible senior notes	160,507	138,506
Secured loan agreements	9,289	10,018
Promissory notes	8,000	7,362
	$301,510	$279,600

Aggregate scheduled maturities of the Company’s borrowings at September 30, 2012 are:

(Amounts in Thousands)
2012	$248
2013	1,021
2014	1,068
2015	1,116
2016	1,167
Thereafter	296,890	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $39,493.

Revolving Credit Agreement

On August 10, 2012, the Company entered into a four-year, $200,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000. In connection with entering into the Credit Agreement, the Company terminated its existing $150,000 credit agreement, dated as of January 28, 2011 with JPMorgan Chase Bank, NA. Fees associated with the Credit Agreement were approximately $968.  The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of September 30, 2012.

As of September 30, 2012, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at September 30, 2012 for $49,015, which reduced the availability for letters of credit to $50,985 as of September 30, 2012, and the availability under the facility to $150,985 as of September 30, 2012.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of September 30, 2012 and 2011 was 2.50%. The Company recorded total interest expense of approximately $450 and $595 for the three months ended September 30, 2012 and 2011, respectively, and $1,468 and $2,013 for the nine months ended September 30, 2012 and 2011, respectively, under the Credit Agreement and the terminated credit agreement.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at September 30, 2012), a letter of credit fronting fee with respect to each letter of credit of .125% and a commitment fee on the available commitments of the lenders (a range of .20% to .30% based on the Company’s consolidated leverage ratio and was .25% at September 30, 2012).

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of September 30, 2012 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $2,049 and $2,552 of interest expense for the three months ended September 30, 2012 and 2011, respectively, and $6,275 and $7,657 of interest expense for the nine months ended September 30, 2012 and 2011, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of September 30, 2012:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.689	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.389	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Convertible Senior Notes

In December 2011, the Company issued $175,000 aggregate principal amount of its 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, the Company issued an additional $25,000 of the Notes to cover the initial purchasers’ overallotment option. The Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year, beginning June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at September 30, 2012 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

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

The Company separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3,578 and $10,451 for the three and nine month periods ended September 30, 2012.

The following table shows the amounts recorded for the Notes as of September 30, 2012 and December 31, 2011:

(Amounts in Thousands)	September 30, 2012	December 31, 2011
Liability component
Outstanding principal	$200,000	$175,000
Unamortized OID	(39,493)	(36,494)
Liability component	160,507	138,506
Equity component, net of tax	27,092	23,785

Secured Loan Agreement

During February 2011, the Company, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $107 and $117 for the three months ended September 30, 2012 and 2011, respectively, and approximately $328 and $288 of interest expense for the nine months ended September 30, 2012 and 2011, respectively, related to this agreement. The loan is secured by an aircraft that the subsidiary acquired in February 2011.

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

Promissory Notes

In 2012, 800 Superior, LLC entered into two promissory notes with ACP Re, Ltd. totaling $5,000. 800 Superior, LLC is an entity in which both the Company and ACAC have a 50% ownership interest. The notes bore an interest rate of 2.00% per annum , which resulted in $20 and $43 of interest expense for the three and nine months ended September 30, 2012. The notes were paid in full in September 2012. For more information regarding these promissory notes, see Note 11. “Related Party Transactions.”

In September 2012, as part of its participation in the new New Market Tax Credit Program discussed in Note 13. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $12 for the three and nine months ended September 30, 2012.

Comerica Letter of Credit Facility

In connection with the Majestic acquisition discussed in Note 12 “Acquisitions,” the Company, through one of its subsidiaries, entered into a secured letter of credit facility with Comerica Bank during the three months ended September 30, 2011. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000 and was utilized for $49,801 as of September 30, 2012. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Other Letters of Credit

As of September 30, 2012, the Company, through certain subsidiaries, has additional existing stand-by letters of credit in the amount of $7,393 outstanding, which reduced the availability on the letters of credit to $11 as of September 30, 2012.

7.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Policy acquisition expenses	$108,427	$76,944	$279,476	$180,260
Salaries and benefits	32,557	27,418	109,174	87,309
Other insurance general and administrative expenses	2,752	8,908	8,824	16,515
	$143,736	$113,270	$397,474	$284,084

8.	Earnings Per Share

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

In August 2012, the Company declared a ten percent stock dividend that was paid in September 2012. As a result, the Company's prior year's basic and diluted earnings per share have been retroactively adjusted for the three and nine months ended September 30, 2011. The adjustment negatively impacted basic and diluted shares by $0.02 per share in both periods.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands except per share)	2012	2011	2012	2011
Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$43,230	$37,166	$122,674	$132,511
Less: Net income allocated to participating securities and redeemable non-controlling interest	206	16	513	80
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$43,024	$37,150	$122,161	$132,431

Weighted average common shares outstanding – basic	62,642	61,700	61,156	60,414
Less: Weighted average participating shares outstanding	297	32	255	40
Weighted average common shares outstanding - basic	62,345	61,668	60,901	60,374
Net income per AmTrust Financial Services, Inc. common share - basic	$0.69	$0.60	$2.01	$2.19

Net income attributable to AmTrust Financial Services, Inc. shareholders	$43,230	$37,166	$122,674	$132,511
Less: Net income allocated to participating securities and redeemable non-controlling interest	206	16	513	80
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$43,024	$37,150	$122,161	$132,431

Weighted average common shares outstanding – basic	62,345	61,668	60,901	60,374
Plus: Dilutive effect of stock options, other	2,779	1,984	2,515	1,719
Weighted average common shares outstanding – dilutive	65,124	63,652	63,416	62,093
Net income per AmTrust Financial Services, Inc. common shares – diluted	$0.66	$0.58	$1.93	$2.13

As of September 30, 2012, there were less than 10,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock. The Plan authorizes up to an aggregate of 6,045,511 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance shares or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,045,511 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2012, approximately 5,000,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four years period following the date of grant for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants restricted shares and RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted and they vest over a period of two to four years.

The following schedule shows all options granted, exercised, and expired under the Plan for the nine months ended September 30, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,136,466	$9.96	4,572,557	$9.48
Granted	41,800	25.99	258,500	15.30
Exercised	(430,399)	8.23	(426,930)	8.74
Cancelled or terminated	(86,966)	12.98	(116,149)	10.86
Outstanding end of period	3,660,901	$10.27	4,287,978	$9.87

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was approximately $8.51 and $6.10, respectively.

A summary of the Company’s restricted stock and RSU activity for the nine months ended September 30, 2012 and 2011 is shown below:

	2012		2011
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	320,333	$16.65	153,328	$12.76
Granted	579,329	25.34	223,410	18.53
Vested	(88,654)	16.28	(45,213)	12.79
Forfeited	(684)	22.95	(9,034)	18.17
Non-vested at end of period	810,324	$22.90	322,491	$16.60

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $2,208 and $906 for the three months ended September 30, 2012 and 2011, respectively, and $4,954 and $4,182 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was approximately $22,861 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

10.	Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Income before equity in earnings (loss) of unconsolidated subsidiaries	$55,873	$55,397	$153,200	$180,630
Tax at federal statutory rate of 35%	$19,556	$19,389	$53,620	$63,221
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(7,494)	(5,471)	(17,759)	(28,100)
Other, net	1,125	379	245	(4,498)
	$13,187	$14,297	$36,106	$30,623
Effective tax rate	23.6%	25.8%	23.6%	17.0%

The Company’s management believes that it will realize the benefits of its deferred tax assets, which is included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. As of September 30, 2012 and December 31, 2011, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $273,242 and $223,300, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2007 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At September 30, 2012, the Company does not have any accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of September 30, 2012, Michael Karfunkel or his spouse own or control in the aggregate approximately 13.8% of the issued and outstanding capital stock of Maiden, George Karfunkel owns or controls approximately 9.4% of the issued and outstanding capital stock of Maiden and Mr. Zyskind owns or controls approximately 5.1% of the issued and outstanding stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

Effective September 1, 2010, the Company, through its subsidiary, Security National Insurance Company (“SNIC”), entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which had an initial term of one year and has been extended to August 31, 2013, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC receives a five percent commission on ceded written premiums.

The following is the effect on the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011 related to Maiden Reinsurance agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Results of operations:
Premium written – ceded	$(189,655)	$(173,218)	$(576,936)	$(513,859)
Change in unearned premium – ceded	10,541	13,008	61,502	103,022
Earned premium - ceded	$(179,114)	$(160,210)	$(515,434)	$(410,837)
Ceding commission on premium written	$51,955	$48,339	$157,224	$132,224
Ceding commission – deferred	(2,095)	(6,557)	(16,540)	(20,269)
Ceding commission – earned	$49,860	$41,782	$140,684	$111,955
Incurred loss and loss adjustment expense – ceded	$158,646	$94,371	$407,426	$275,434

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company has surplus lines authority for two of its insurance company subsidiaries, which has significantly decreased the need for the Surplus Lines Facility. As a result of this agreement, the Company assumed approximately $300 and $12,800 of written premium during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded earned premium of approximately $2,900 and $6,900 and incurred losses of approximately $1,600 and $4,400 for the three and nine months ended September 30, 2012. The Company recorded earned premium of approximately $6,300 and incurred losses of approximately $3,900 for the three and nine months ended September 30, 2011.

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of September 30, 2012. The Company recorded $304 and $473 of interest expense during the three months ended September 30, 2012 and 2011, respectively, and $1,846 and $1,431 of interest expense during the nine months ended September 30, 2012 and 2011, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of September 30, 2012 was approximately $802,364. Maiden retains ownership of the collateral in the trust account.

 Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $1,821 and $2,037 of brokerage commission (recorded as a component of service and fee income) during the three months ended September 30, 2012 and 2011, respectively, and $6,166 and $6,295 of brokerage commission during the nine months ended September 30, 2012 and 2011, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of September 30, 2012, the Company managed approximately $2,800,000 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company earned approximately $952 and $750 of investment management fees (recorded as a component of service and fee income) for the three months ended September 30, 2012 and 2011, respectively, and $2,612 and $2,251 of investment management fees for the nine months ended September 30, 2012 and 2011, respectively.

Senior Notes

In June 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally guaranteed by Maiden. The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. The Company had an unrealized gain of $675 on the senior notes as of September 30, 2012.

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

The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, which are payable, annually on March 1 through March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments as of September 30, 2012 will not exceed $7,500. In addition, in connection with the Company’s investment, ACAC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $3,207 and $(918) of income (loss) during the three months ended September 30, 2012 and 2011, respectively, and $8,659 and $3,415 during the nine months ended September 30, 2012 and 2011, related to its equity investment in ACAC.

Personal Lines Quota Share

The Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share, which had an initial term of three years, was renewed through March 1, 2016 and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days' written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to TIC to $133,100 during calendar year 2012 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $30,258 and $26,690 of business from the GMACI Insurers during the three months ended September 30, 2012 and 2011, respectively, and $89,690 and $77,276 of business from the GMACI Insurers during the nine months ended September 30, 2012 and 2011, respectively.

Master Services Agreement

The Company provides ACAC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of ACAC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides ACAC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for ACAC and its affiliates on the policy management system. The Company recorded approximately $3,923 and $1,007 of fee income for the three months ended September 30, 2012 and 2011, respectively, and $9,962 and $2,364 of fee income for the nine months ended September 30, 2012 and 2011, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company currently manages approximately $740,000 of assets as of September 30, 2012 related to this agreement. As a result of this agreement, the Company earned approximately $381 and $389 of investment management fees for the three months ended September 30, 2012 and 2011, respectively, and $1,127 and $1,170 of investment management fees for the nine months ended September 30, 2012 and 2011, respectively.

As a result of the above service agreements with ACAC, the Company recorded fees totaling approximately $4,304 and $1,396 for the three months ended September 30, 2012 and 2011, respectively, and $11,089 and $3,534 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $3,168.

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

In 2012, 800 Superior, LLC entered into two short term promissory notes with ACP Re, Ltd. totaling $5,000 to be used as bridge financing for leasehold improvements on the office building pending the consummation of the New Market Tax Credit financing. The promissory notes bore interest at a rate of 2.00% per annum, which resulted in $20 and $43 of interest expense for the three and nine months ended September 30, 2012. Both of these promissory notes were paid in full in September 2012.

Additionally in 2012, ACAC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for fifteen years and ACAC paid 800 Superior, LLC $520 and $865 for the three and nine months ended September 30, 2012. Lastly, as discussed in Note 13. "New Market Tax Credit," 800 Superior, LLC, the Company and ACAC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, ACAC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby ACAC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Lease Agreements

In January 2008, the Company entered into an amended agreement for 14,807 square feet of office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company paid approximately $192 and $184 for the lease for the three months ended September 30, 2012 and 2011, respectively, and $555 and $529 for the nine months ended September 30, 2012 and 2011, respectively.

In January 2011, the Company entered into an amended agreement to lease 9,030 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The Company paid approximately $67 and $65 for the three months ended September 30, 2012 and 2011, respectively, and $201 and $213 for the nine months ended September 30, 2012 and 2011, respectively.

Management Agreement with ACP Re, Ltd.

The Company provides investment management services and accounting and administrative services to ACP Re, Ltd. for a monthly fee of $10 and (i) an annual rate of 0.20% of the average value of ACP Re, Ltd.’s invested assets for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re, Ltd.’s invested assets for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company currently manages approximately $230,000 of assets as of September 30, 2012. The Company entered into this management agreement in March 2012, and it covers all services rendered prior to the execution of the agreement. The Company recorded approximately $95 and $328 for these services for the three and nine months ended September 30, 2012.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and ACAC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or ACAC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three and nine months ended September 30, 2012, Maiden paid AUI $19 and $59, respectively, and ACAC paid AUI $53 and $163, respectively, for the use of AUI’s aircraft under these agreements. In addition, during the three and nine months ended September 30, 2011, Maiden paid AUI $1 and $43, respectively, and ACAC paid AUI $22 and $73, respectively, for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. During the three and nine months ended September 30, 2012, Mr. Zyskind reimbursed the Company $21 and $110, respectively. In addition, during the three and nine months ended September 30, 2011, Mr. Zyskind reimbursed the Company $4 and $73, respectively. Mr. Karfunkel did not use the aircraft for personal use during the three and nine months ended September 30, 2011 and 2012.

12.	Acquisitions

CNH Capital’s Insurance Agencies

In July 2012, the Company completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as “CNH Capital Insurance Agencies,” from CNH Capital, the financial services business of CNH Global N.V., for approximately $34,000 The acquisition allows the Company to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, the Company entered into service and license agreements with CNH Capital whereby the Company will make future payments based on gross revenues of the CNH Capital Insurance Agencies. The Company recorded a preliminary purchase price of $34,000 and assigned approximately $33,000 to intangible assets. The Company expects to finalize its purchase price of CNH during the three months ended December 31, 2012. As a result of this transaction, the Company recorded approximately $4,400 of fee income during the three months ended September 31, 2012.

BTIS

In December 2011, the Company acquired the California-based Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”), an insurance wholesaler and general agent specializing in insurance policies and bonds for small artisan contractors. The purchase agreement required the Company to make an initial payment of $5,000 on the acquisition date and pay future incentives measured primarily on the overall profitability of the business for a period of approximately four years. In accordance with FASB ASC 805, Business Combinations, the Company recorded a purchase price of approximately $47,000, and included goodwill and intangibles of approximately $59,000. The intangible assets included renewal rights, distribution networks and trademarks. The trademarks were determined to have an indefinite life while the renewal rights and distribution networks were determined to have lives of 11 and 17 years, respectively. Additionally, the Company recorded a liability for approximately $2,400 related to an unfavorable lease assumed in the transaction. BTIS’s revenues are included within the Company’s Small Business segment as a component of service and fee income. The Company recorded approximately $3,600 and $14,600 of fee revenue as a result of this acquisition during the three and nine months ended September 30, 2012. The insurance premiums, which are included in the Company’s Small Commercial Business segment, have been recorded since the acquisition date and were approximately $24,000 and $52,000 for the year three and nine months ended September 30, 2012.

Majestic

The Company, through certain of its subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which the Company acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). On July 1, 2011, the Company, through one of its subsidiaries, entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $331,660, without any aggregate limit, and certain contracts related to Majestic’s workers' compensation business, including leases for Majestic’s California office space. In addition, the Company assumed 100% of the unearned premium reserve of approximately $25,997 on all in-force Majestic policies. In connection with this transaction, the Company received approximately $224,532 of cash and investments, which included $26,000 for a reserve deficiency and also included the assignment of Majestic’s reinsurance recoverables of approximately $51,715. The Reinsurance Agreement also contains a profit sharing provision whereby the Company pays Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by the Company in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less. The insurance premiums, which are included in the Company’s Small Commercial Business segment, have been recorded since the acquisition date and were approximately $26,000 and $73,500 for the year three and nine months ended September 30, 2012.

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

13.	New Market Tax Credit

In September 2012, the Company's subsidiary, 800 Superior, LLC (an entity owned equally by the Company and ACAC) received $19,400 in net proceeds from a financing transaction the Company and ACAC entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for an office building in Cleveland, Ohio owned by 800 Superior, LLC. The Company, ACAC and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II LLC and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39%of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

In addition to the capital contributions and loans from the Company, ACAC and KCDC, as part of the transaction, the Investment Funds received, directly and indirectly, proceeds of approximately $8,000 from two loans originating from state and local governments of Ohio. These loans are each for a period of 15 years and have an average interest rate of 1.7% per annum.

The Investment Funds then contributed the loan proceeds and capital contributions of $19,400 to two CDEs, which, in turn, loaned the funds on similar terms to 800 Superior, LLC. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by KCDC, net of allocation fees) will be used to fund the capital improvement project. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds.

The Company and ACAC are each entitled to receive an equal portion of 49% of the benefits derived from the NMTCs generated by 800 Superior Investment Fund II LLC, while KCDC is entitled to the remaining 51%. The NMTC is subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code. During this seven-year compliance period, the entities involved are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in the projected tax benefits not being realized and, therefore, could` to repurchase KCDC's interest in the Investment Funds in September 2019 at the end of the recapture period. The Company expects that KCDC will exercise its put option and, therefore, attributed an insignificant value to the put/call.

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underling economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 21.25% ownership in ACAC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as deferred income in the accompanying condensed consolidated balance sheets and will be recognized as income when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company's obligation is relieved. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

14. Shareholder Equity

The following table summarizes the ownership components of total equity for the nine months ended September 30, 2012:

(Amounts in Thousands)	AmTrust	Non-Controlling Interests	Total
Beginning Balance, January 1, 2012	$890,563	$69,098	$959,661
Net income	122,674	3,079	125,753
Unrealized holding gains and reclassification	56,265	—	56,265
Foreign currency translation	4,624	—	4,624
Unrealized loss on interest rate swap	(952)	—	(952)
Equity component of convertible senior notes, net of income tax and issue costs	3,306	—	3,306
Capital contribution	—	16,624	16,624
Acquisition of non-controlling interest	6,900	(6,900)	—
Dividends	(18,200)	—	(18,200)
Share exercises and compensation, other	9,130	—	9,130
Ending Balance, September 30, 2012	$1,074,310	$81,901	$1,156,211

The Company acquired the remaining twenty percent interest of its subsidiary, AMT Warranty Corp., during the nine months ended September 30, 2012. The purchase price for the non-controlling interest of AMT Warranty Corp. was not material to the Company. In September 2012, the Company paid a ten percent stock dividend.

15. Contingent Liabilities

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

Vehicle service contract industry inquiry and related proceedings

As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, the Company's subsidiary Warrantech Corporation (“Warrantech”) is involved in a number of disputes that relate to U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in February 2010 in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Proceeding”).
On April 27, 2012, the parties to the various disputes reached agreement on a comprehensive settlement, the terms of which were incorporated into the plan of liquidation for U.S. Fidelis, which was filed in the Bankruptcy Proceeding on May 1, 2012 and amended on July 13, 2012 (the “Plan”). In connection with the Plan, Warrantech, the Unsecured Creditors Committee of U.S. Fidelis, Mepco Finance Corporation (“Mepco”), and the States of Missouri, Texas, Washington and Ohio, by and through the offices of their respective Attorneys General, entered into a plan support agreement (the “PSA”). Pursuant to the PSA, provided that the Plan had not been modified in such a manner that would materially adversely affect the rights, recoveries, or obligations of the parties and subject to an opt-out right in favor of Warrantech and Mepco, each of the parties agreed to support the Plan throughout the Bankruptcy Proceeding and to cooperate to the fullest extent in obtaining confirmation of the Plan. On July 16, 2012, the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”) held a confirmation hearing on the Plan. On August 28, 2012, the Bankruptcy Court entered an Order approving the Plan with an effective date of September 12, 2012. Upon confirmation, Warrantech became obligated to pay $4,800 to Mepco, $1,400 to the liquidating trustee and $1,100 to the U.S. Fidelis Consumer Restitution Fund (as described in the Plan). The Plan also provides the Warrantech Released Parties (as described in the Plan) with releases from certain consumer claims and claims by States Attorneys General and Governmental Units (as described in the Plan).

As part of the overall settlement, Warrantech also entered into assurances of voluntary compliance with the states of Ohio, Missouri, Texas and Washington (the “AVCs”) that became binding on the effective date of the Plan. The AVCs require Warrantech to adhere to certain compliance terms in connection with the marketing and sale of vehicle service contracts through authorized telemarketers, pay certain funds to consumers in connection with vehicle service contracts that were marketed and sold by U.S. Fidelis and administered by Warrantech and contribute the funds referenced above to the U.S. Fidelis Consumer Restitution Fund.
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

16. Segments

The Company currently operates four business segments, Small Commercial Business; Specialty Risk and Extended Warranty; Specialty Program and Personal Lines Reinsurance. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

During the nine months ended September 30, 2012, the Company derived over ten percent of its gross written premium from one broker in its Specialty Risk and Extended Warranty segment, which was approximately $125,900. Additionally, the Company derived over ten percent of its gross written premium from one broker in its Specialty Program segment, which was approximately $87,150 during the nine months ended September 30, 2012.

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2012 and 2011:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended September 30, 2012:
Gross written premium	$243,603	$260,415	$202,280	$30,258	$—	$736,556
Net written premium	133,492	137,106	182,803	30,258	—	483,659
Change in unearned premium	(9,686)	(21,371)	(63,560)	(1,595)	—	(96,212)
Net earned premium	123,806	115,735	119,243	28,663	—	387,447
Ceding commission - primarily related party	17,845	13,226	18,789	—	—	49,860
Loss and loss adjustment expense	(81,727)	(72,812)	(82,619)	(18,488)	—	(255,646)
Acquisition costs and other underwriting expenses	(48,317)	(36,126)	(50,551)	(8,742)	—	(143,736)
	(130,044)	(108,938)	(133,170)	(27,230)	—	(399,382)
Underwriting income	11,607	20,023	4,862	1,433	—	37,925
Service and fee income	12,403	23,605	1,294	—	7,259	44,561
Investment income and realized gain (loss)	6,803	7,519	5,624	696	—	20,642
Other expenses	(13,660)	(14,713)	(11,771)	(2,193)	—	(42,337)
Interest expense	(2,288)	(2,444)	(2,102)	(384)	—	(7,218)
Foreign currency loss	—	(951)	—	—	—	(951)
Gain on life settlement contracts	1,100	1,211	784	156	—	3,251
Provision for income taxes	(3,563)	(7,646)	292	66	(2,336)	(13,187)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	3,207	3,207
Non-controlling interest	(922)	(1,024)	(594)	(123)	—	(2,663)
Net income attributable to AmTrust Financial Services, Inc.	$11,480	$25,580	$(1,611)	$(349)	$8,130	$43,230

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three Months Ended September 30, 2011:
Gross written premium	$145,418	$256,493	$132,621	$26,690	$—	$561,222
Net written premium	79,070	149,238	66,905	26,690	—	321,903
Change in unearned premium	10,807	(22,454)	(19,958)	(1,450)	—	(33,055)
Net earned premium	89,877	126,784	46,947	25,240	—	288,848
Ceding commission - primarily related party	16,312	14,928	9,492	—	—	40,732
Loss and loss adjustment expense	(55,721)	(83,102)	(30,376)	(16,153)	—	(185,352)
Acquisition costs and other underwriting expenses	(42,074)	(39,187)	(23,806)	(8,203)	—	(113,270)
	(97,795)	(122,289)	(54,182)	(24,356)	—	(298,622)
Underwriting income	8,394	19,423	2,257	884	—	30,958
Service and fee income	6,347	18,413	5	—	4,050	28,815
Investment income and realized gain (loss)	6,590	4,956	2,997	463	—	15,006
Other expenses	(7,432)	(9,857)	(6,386)	(370)	—	(24,045)
Interest expense	(1,219)	(1,556)	(1,136)	(35)	—	(3,946)
Foreign currency loss	—	(4,063)	—	—	—	(4,063)
Gain on life settlement contracts	2,096	1,705	3,358	(337)	—	6,822
Bargain purchase on Majestic transaction	5,850	—	—	—	—	5,850
Provision for income taxes	(4,918)	(7,666)	(519)	(198)	(996)	(14,297)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	(918)	(918)
Non-controlling interest	(928)	(770)	(1,461)	143	—	(3,016)
Net income attributable to AmTrust Financial Services, Inc.	$14,780	$20,585	$(885)	$550	$2,136	$37,166

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Nine months ended September 30, 2012:
Gross written premium	$690,081	$767,114	$428,796	$89,690	$—	$1,975,681
Net written premium	356,652	450,526	338,157	89,690	—	1,235,025
Change in unearned premium	(46,950)	(57,611)	(88,385)	(6,614)	—	(199,560)
Net earned premium	309,702	392,915	249,772	83,076	—	1,035,465
Ceding commission - primarily related party	50,435	46,594	43,655	—	—	140,684
Loss and loss adjustment expense	(201,256)	(241,883)	(170,639)	(53,584)	—	(667,362)
Acquisition costs and other underwriting expenses	(133,412)	(123,249)	(115,475)	(25,338)	—	(397,474)
	(334,668)	(365,132)	(286,114)	(78,922)	—	(1,064,836)
Underwriting income	25,469	74,377	7,313	4,154	—	111,313
Service and fee income	38,383	57,252	1,313	—	21,162	118,110
Investment income and realized gain (loss)	19,055	20,683	11,432	1,889	—	53,059
Other expenses	(38,525)	(42,826)	(23,938)	(5,007)	—	(110,296)
Interest expense	(7,441)	(8,271)	(4,624)	(967)	—	(21,303)
Foreign currency loss	—	(2,985)	—	—	—	(2,985)
Gain on life settlement contracts	1,851	2,059	1,151	241	—	5,302
Provision for income taxes	(8,653)	(22,372)	1,640	(69)	(6,652)	(36,106)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	8,659	8,659
Non-controlling interest	(1,075)	(1,196)	(668)	(140)	—	(3,079)
Net income attributable to AmTrust Financial Services, Inc.	$29,064	$76,721	$(6,381)	$101	$23,169	$122,674

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Nine months ended September 30, 2011:
Gross written premium	$460,741	$749,743	$275,951	$77,276	$—	$1,563,711
Net written premium	269,942	438,963	145,422	77,276	—	931,603
Change in unearned premium	(44,170)	(117,971)	(27,567)	(4,427)	—	(194,135)
Net earned premium	225,772	320,992	117,855	72,849	—	737,468
Ceding commission - primarily related party	48,207	41,614	22,009	—	—	111,830
Loss and loss adjustment expense	(142,411)	(216,579)	(78,443)	(46,623)	—	(484,056)
Acquisition costs and other underwriting expenses	(108,483)	(97,493)	(54,432)	(23,676)	—	(284,084)
	(250,894)	(314,072)	(132,875)	(70,299)	—	(768,140)
Underwriting income	23,085	48,534	6,989	2,550	—	81,158
Service and fee income	16,765	49,823	10	—	11,948	78,546
Investment income and realized gain (loss)	19,399	14,962	7,502	1,533	—	43,396
Other expenses	(19,457)	(29,366)	(11,549)	(2,433)	—	(62,805)
Interest expense	(3,728)	(5,627)	(2,213)	(466)	—	(12,034)
Foreign currency loss	—	(1,827)	—	—	—	(1,827)
Gain on life settlement contracts	14,978	22,605	8,890	1,873	—	48,346
Bargain purchase on Majestic transaction	5,850	—	—	—	—	5,850
Provision for income taxes	(9,645)	(16,802)	(1,632)	(518)	(2,026)	(30,623)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	3,415	3,415
Non-controlling interest	(6,479)	(9,777)	(3,845)	(810)	—	(20,911)
Net income	$40,768	$72,525	$4,152	$1,729	$13,337	$132,511

The following tables summarize long lived assets and total assets of the business segments as of September 30, 2012 and December 31, 2011:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of September 30, 2012:
Property and equipment, net	$25,397	$28,232	$15,781	$3,301	$—	$72,711
Goodwill and intangible assets	179,775	214,886	22,452	—	—	417,113
Total assets	2,577,354	2,778,836	1,234,582	175,262	—	6,766,034
As of December 31, 2011:
Property and equipment, net	$17,767	$30,811	$10,762	$2,213	$—	$61,553
Goodwill and intangible assets	123,976	167,782	22,858	—	—	314,616
Total assets	2,150,824	2,482,018	912,476	133,429	—	5,678,747

17. Subsequent Event

In October 2012, the Company, through its wholly-owned subsidiary IGI Group Limited, entered into a Sale and Purchase Agreement (the "Purchase Agreement") with Ally Insurance Holdings, Inc. (the "Seller"), pursuant to which the Company will acquire all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited ("CCPH"), a wholly-owned subsidiary of the Seller. CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection (GAP), Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a UK insurer authorized by the Financial Services Authority. CCPH has approximately 350 employees and is headquartered in Thornbury, West Yorkshire in England with operations in the United Kingdom, Europe, China, North America and Latin America.
The purchase price to be paid by the Company for the shares of CCPH will be the consolidated tangible book value of CCPH as of the closing, subject to certain adjustments, including reduction for (a) costs relating to the transfer and reorganization of certain foreign subsidiaries, (b) liabilities of CCPH in respect of certain pension plans maintained by CCPH and (c) costs relating to the transfer and maintenance of information technology. The Company currently estimates that the adjusted purchase price will be approximately $70,000.
The Purchase Agreement contains customary covenants of the Seller, including, among others, the Seller's covenant to operate the business of CCPH in the ordinary course of business consistent with past practice between the execution of the Agreement and the closing of the transaction. Significant other covenants of the Seller include (i) not conducting or participating in a business that competes with the business of CCPH for a period of three years after the closing, subject to certain limited exceptions, and (ii) not soliciting for employment certain key employees of CCPH for a period of three years after the closing. The Seller and the Company make customary warranties in the Purchase Agreement, which survive the Closing and generally terminate eighteen months thereafter, and will provide indemnity for breaches of their respective warranties. The Seller will also provide additional indemnity for liabilities of CCPH in respect of certain pension plans previously maintained by affiliates of CCPH, tax liabilities and other matters.
In connection with the closing of the transaction, the parties (or their affiliates) have agreed to enter into certain other agreements, including a Transition Services Agreement, pursuant to which the Seller will provide certain transitional services to IGI Group Limited and the Company, and two Reinsurance Agreements, pursuant to which affiliates of the Seller will reinsure certain insurance contracts of such affiliates with affiliates of IGI Group Limited.
The transaction, which is expected to close in the first quarter of 2013, is subject to customary closing conditions, including approval of the transaction by the Financial Services Authority of the United Kingdom.

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

•
Installment, reinstatement and policy fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been canceled for non-payment, in jurisdictions where it is permitted and approved. Additionally, we recognize policy fees associated with general liability policies placed by Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”).

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of Maiden, ACAC and ACP Re, Ltd. for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to ACAC and its affiliates for a fee.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 16.7% and 17.9% for the three months ended September 30, 2012 and 2011, respectively, and 16.6% and 22.7% for the nine months ended September 30, 2012 and 2011, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 90.2%% and 89.3% for the three months ended September 30, 2012 and 2011, respectively, and 89.2% and 89.0% for the nine months ended September 30, 2012 and 2011, respectively.

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

Results of Operations
 Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Gross written premium	$736,556	$561,222	$1,975,681	$1,563,711

Net written premium	$483,659	$321,903	$1,235,025	$931,603
Change in unearned premium	(96,212)	(33,055)	(199,560)	(194,135)
Net earned premiums	387,447	288,848	1,035,465	737,468
Ceding commission – primarily related party	49,860	40,732	140,684	111,830
Service and fee income (related parties – three months $7,171; $4,189 and nine months $20,195; $12,089)	44,561	28,815	118,110	78,546
Net investment income	18,429	14,456	49,291	41,815
Net realized gain on investments	2,213	550	3,768	1,581
Total revenues	502,510	373,401	1,347,318	971,240
Loss and loss adjustment expense	(255,646)	(185,352)	(667,362)	(484,056)
Acquisition costs and other underwriting expenses	(143,736)	(113,270)	(397,474)	(284,084)
Other	(42,337)	(24,045)	(110,296)	(62,805)
Total expenses	(441,719)	(322,667)	(1,175,132)	(830,945)
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiary	60,791	50,734	172,186	140,295
Other income (expense):
Interest expense	(7,218)	(3,946)	(21,303)	(12,034)
Foreign currency (loss) gain	(951)	(4,063)	(2,985)	(1,827)
Bargain purchase on Majestic transaction	—	5,850	—	5,850
Net gain on investment in life settlement contracts	3,251	6,822	5,302	48,346
Total other income (expense)	(4,918)	4,663	(18,986)	40,335
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiary	55,873	55,397	153,200	180,630
Provision for income taxes	(13,187)	(14,297)	(36,106)	(30,623)
Income before equity in earnings (loss) of unconsolidated subsidiary and non-controlling interest	42,686	41,100	117,094	150,007
Equity in earnings of unconsolidated subsidiary – related party	3,207	(918)	8,659	3,415
Net income	45,893	40,182	125,753	153,422
Non-controlling interest	(2,663)	(3,016)	(3,079)	(20,911)
Net income attributable to AmTrust Financial Services, Inc.	$43,230	$37,166	$122,674	$132,511
Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$—	$—	$(1,208)	$(345)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	—	(1,208)	(345)
Other net realized gain on investments	2,213	550	4,976	1,926
Net realized investment gain	$2,213	$550	$3,768	$1,581
Key measures:
Net loss ratio	66.0%	64.2%	64.5%	65.6%
Net expense ratio	24.2%	25.1%	24.8%	23.4%
Net combined ratio	90.2%	89.3%	89.2%	89.0%

Consolidated Result of Operations for the Three Months Ended September 30, 2012 and 2011

Gross Written Premium. Gross written premium increased $175.4 million, or 31.3%, to $736.6 million from $561.2 million for the three months ended September 30, 2012 and 2011, respectively. The increase of $175.4 million was primarily attributable to growth in our Small Commercial Business and Specialty Program segments. The increase in Small Commercial Business resulted primarily from increases in workers’ compensation policy counts, the acquisitions of Majestic and BTIS in 2011 and rate increases in some of our key states. The increase in Specialty Program resulted primarily from programs developed from new underwriting teams we hired in 2010 and 2011.

Net Written Premium. Net written premium increased $161.8 million, or 50.2%, to $483.7 million from $321.9 million for the three months ended September 30, 2012 and 2011, respectively. The increase(decrease) by segment was: Small Commercial Business – $54.4 million, Specialty Risk and Extended Warranty – $(12.1) million, Specialty Program – $115.9 million and Personal Lines - $3.6 million. Net written premium increased for the three months ended September 30, 2012 compared to the same period in 2011 due to the increase in gross written premium in 2012 compared to 2011 as well as higher retention of gross written premiums on programs we write that are not covered by the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $98.6 million, or 34.1%, to $387.4 million from $288.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase(decrease) by segment was: Small Commercial Business — $33.9 million, Specialty Risk and Extended Warranty — $(11.0) million, Specialty Program — $72.3 million and Personal Lines — $3.4 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a ceding commission between 30% and 31% (30.5% and 31% during the three months ended September 30, 2012 and 2011, respectively), depending on the mix of business ceded, for all business except retail commercial package business, and 34.375% for retail commercial package business, for written premiums ceded to Maiden. The ceding commission earned during the three months ended September 30, 2012 and 2011 was $49.9 million and $40.7 million, respectively. Ceding commission increased period over period as a result of increased premium writings.

Service and Fee Income. Service and fee income increased 15.8 million, or 54.8%, to $44.6 million from $28.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase related to fee income of approximately $3.6 million and $4.4 million produced from BTIS and CNH, respectively, which were acquired in December 2011 and July 2012, respectively, higher technology fee income from ACAC of approximately $3.9 million and fees generated by becoming a servicing carrier for workers’ compensation assigned risk plans in three additional states.

 Net Investment Income. Net investment income increased $3.9 million, or 26.8%, to $18.4 million from $14.5 million for the three months ended September 30, 2012 and 2011, respectively. The increase resulted primarily from having a higher average balance of fixed security investment securities during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net Realized Gains (Losses) on Investments. We incurred net realized gains on investments of $2.2 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively.  The increase resulted from our decision to sell certain positions that had market values that exceeded our cost basis.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $70.3 million, or 37.9%, to $255.6 million from $185.4 million for the three months ended September 30, 2012 and 2011, respectively.  Our loss ratio for the three months ended September 30, 2012 and 2011 was 66.0% and 64.2%, respectively.  The increase in the loss ratio in 2012 resulted from higher current accident year selected ultimate losses as compared to selected ultimate losses from the prior accident year.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $30.5 million, or 26.9%, to $143.7 million from $113.3 million for the three months ended September 30, 2012 and 2011, respectively.  The expense ratio for the same periods decreased to 24.2% from 25.1%, respectively, and impacted three of our four segments. The decrease in expense ratio related primarily from our ability to increase earned premium at a rate that exceeded the growth rate of salaries, benefits and insurance general and administrative expenses during the three months ended September 30, 2012 compared to the equivalent period in 2011. The decrease was partially offset by the adoption of the new accounting standard for deferred acquisition costs during the first quarter of 2012.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiary. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiary increased $10.1 million, or 19.9%, to $60.8 million from $50.7 million for the three months ended September 30, 2012 and 2011, respectively.  The change in income from 2011 to 2012 resulted primarily from an increase in earned premium.

Interest Expense. Interest expense for the three months ended September 30, 2012 was $7.2 million, compared to $3.9 million for the same period in 2011.  The increase was primarily related to the issuance of an aggregate of $200 million of convertible senior notes during December 2011 and January 2012.

Net Gain on Investment in Life Settlement Contracts.   Gain on investment in life settlement contracts was $3.3 million compared to $6.8 million for the three months ended September 30, 2012 and 2011. The gain in the third quarter of 2011 resulted primarily from a gain of approximately $7.1 million realized upon a mortality event.

Provision for Income Tax. Income tax expense for the three months ended September 30, 2012 was $13.2 million, which resulted in an effective tax rate of 23.6%. Income tax expense for the three months ended September 30, 2011 was $14.3 million, which resulted in an effective tax rate of 25.8%.  The decrease in our effective rate for the three months ended September 30, 2012 resulted primarily from earning a lower percentage of pretax income in countries with higher effective rates.

Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $4.1 million for the three months ended September 30, 2012 to $3.2 million compared to a loss of $0.9 million for the three months ended September 30, 2011. The increase period over period resulted from ACAC's 2011 purchase price adjustment from its 2010 acquisition of GMACI's consumer property and casualty business for which our proportionate share of the adjustment was a decline of $3.6 million.

Consolidated Result of Operations for the Nine Months Ended September 30, 2012 and 2011

Gross Written Premium. Gross written premium increased $412.0 million, or 26.3%, to $1,975.7 million from $1,563.7 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $412.0 million was primarily attributable to growth in our Small Commercial Business and Specialty Program segments. The increase in Small Commercial Business resulted primarily from increases in workers’ compensation policy counts, the acquisitions of Majestic and BTIS in 2011 and rate increases in some of our key states. The increase in Specialty Program resulted primarily from programs developed from new underwriting teams we hired in 2010 and 2011.

Net Written Premium. Net written premium increased $303.4 million, or 32.6%, to $1,235.0 million from $931.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business - $86.8 million, Specialty Risk and Extended Warranty - $11.5 million, Specialty Program – $192.7 million and Personal Lines - $12.4 million. Net written premium increased for the nine months ended September 30, 2012 compared to the same period in 2011 due to the increase in gross written premium in 2012 compared to 2011 and higher retention of premiums written on programs in our Specialty Program segment that are not covered by the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $298.0 million, or 40.4%, to $1,035.5 million from $737.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business — $83.9 million, Specialty Risk and Extended Warranty — $71.9 million, Specialty Program — $131.9 million, and Personal Lines — $10.3 million.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a ceding commission between 30% and 31%, depending on the mix of business ceded, for all business except retail commercial package business, and 34.375% for retail commercial package business, for written premiums ceded to Maiden.  The ceding commission earned during the nine months ended September 30, 2012 and 2011 was $140.7 million and $111.8 million, respectively. Ceding commission increased period over period as a result of increased premium writings. Additionally, effective April 1, 2011, we entered into a 40% quota share reinsurance agreement with Maiden covering our European medical liability business for which we receive a five percent ceding commission. Prior to April 1, 2011, we ceded this business to another reinsurer.

Service and Fee Income. Service and fee income increased $39.6 million, or 50.4%, to $118.1 million from $78.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase related to fee income of approximately $14.6 million produced from BTIS, which was acquired in December 2011, fee income of $4.4 million produced by CNH, which was acquired in July 2012, higher technology fee income from ACAC of approximately $9.9 million, higher fee income of approximately $7.3 million from Warrantech from new programs and fees generated by becoming a servicing carrier for workers’ compensation assigned risk plans in three additional states.

Net Investment Income. Net investment income increased $7.5 million, or 17.9%, to $49.3 million from $41.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase resulted primarily from having a higher average balance of fixed security investment securities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net Realized Gains (Losses) on Investments. We incurred net realized gains on investments of $3.8 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase resulted from our decision to sell certain positions that had market values that exceeded our cost basis during the nine months ended September 30, 2012.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $183.3 million, or 37.9%, to $667.4 million from $484.1 million for the nine months ended September 30, 2012 and 2011, respectively.  Our loss ratio for the nine months ended September 30, 2012 and 2011 was 64.5% and 65.6%, respectively.  The decrease in the loss ratio in 2012 resulted from lower current accident year selected ultimate losses as compared to selected ultimate losses from the prior accident year.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $113.4 million, or 39.9%, to $397.5 million from $284.1 million for the nine months ended September 30, 2012 and 2011, respectively.  The expense ratio for the same periods increased to 24.8% from 23.4%, respectively, and impacted all segments.  The increase in policy acquisition costs was the largest contributor to the increase in the expense ratio during the nine months ended September 30, 2012 , which was the result of a change in business mix as well the adoption of the new accounting standard for deferred acquisition costs during the first quarter of 2012.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiary. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiary increased $31.9 million, or 22.7%, to $172.2 million from $140.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The change in income from 2011 to 2012 resulted primarily from the increase in service and fee income and earned premium coupled with a combined ratio that was flat period over period.

Interest Expense. Interest expense for the nine months ended September 30, 2012 was $21.3 million, compared to $12.0 million for the same period in 2011.  The increase was primarily related to the issuance of an aggregate of $200 million of convertible senior notes during December 2011 and January 2012.

Net Gain on Investment in Life Settlement Contracts.   Gain on investment in life settlement contracts was $5.3 million compared to $48.3 million for the nine months ended September 30, 2012 and 2011. The gain in the first nine months of 2011 was generated by the purchase of a large pool of distressed life settlement contracts in 2011 and the conversion of premium finance loans acquired in 2010 into life settlement contracts in 2011. During the nine months ended September 30, 2012, we purchased or converted fewer contracts.

Provision for Income Tax. Income tax expense for the nine months ended September 30, 2012 was $36.1 million, which resulted in an effective tax rate of 23.6%. Income tax expense for the nine months ended September 30, 2011 was $30.6 million, which resulted in an effective tax rate of 17.0%.  The increase in our effective rate for the nine months ended September 30, 2012 resulted primarily from earning a higher percentage of pretax income in countries with higher effective rates.

Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $5.3 million for the nine months ended September 30, 2012 to $8.7 million compared to $3.4 million for the nine months ended September 30, 2011. The increase period over period resulted from ACAC's 2011 purchase price adjustment from its 2010 acquisition of GMACI's consumer property and casualty business for which our proportionate share of the adjustment was a decline of $3.6 million.

Small Commercial Business Segment Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Gross written premium	$243,603	$145,418	$690,081	$460,741

Net written premium	133,492	79,070	356,652	269,942
Change in unearned premium	(9,686)	10,807	(46,950)	(44,170)
Net earned premiums	123,806	89,877	309,702	225,772

Ceding commission – primarily related party	17,845	16,312	50,435	48,207

Loss and loss adjustment expense	(81,727)	(55,721)	(201,256)	(142,411)
Acquisition costs and other underwriting expenses	(48,317)	(42,074)	(133,412)	(108,483)
Total expenses	(130,044)	(97,795)	(334,668)	(250,894)
Underwriting income	$11,607	$8,394	$25,469	$23,085
Key measures:
Net loss ratio	66.0%	62.0%	65.0%	63.1%
Net expense ratio	24.6%	28.7%	26.8%	26.7%
Net combined ratio	90.6%	90.7%	91.8%	89.8%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$48,317	$42,074	$133,412	$108,483
Less: ceding commission revenue – primarily related party	17,845	16,312	50,435	48,207
	30,472	25,762	82,977	60,276
Net earned premium	$123,806	$89,877	$309,702	$225,772
Net expense ratio	24.6%	28.7%	26.8%	26.7%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2012 and 2011

Gross Written Premium.   Gross written premium increased $98.2 million, or 67.5%, to $243.6 million from $145.4 million for the three months ended September 30, 2012 and 2011, respectively. The increase related primarily to an approximately 12 percent increase in policy issuances and rate increases in certain key states. In addition, approximately $13 million resulted from organic growth from Majestic, which was acquired in the third quarter of 2011. Approximately $24 million resulted from other acquisitions.

Net Written Premium.  Net written premium increased $54.4 million, or 68.8%, to $133.5 million from $79.1 million for the three months ended September 30, 2012 and 2011, respectively. The increase in net written premium resulted from an increase in gross written premium for the three months ended September 30, 2012 compared to for the three months ended September 30, 2011.

 Net Earned Premium.  Net earned premium increased $33.9 million, or 37.7%, to $123.8 million from $89.9 million for the three months ended September 30, 2012 and 2011, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net written premium for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

Ceding Commission.  The ceding commission earned during the three months ended September 30, 2012 and 2011 was $17.8 million and $16.3 million, respectively. The ceding commission increased period over period as result of an increase in net earned premium, which was partially offset by a decrease in the allocation of ceding commission to this segment. The decrease in the allocation of ceding commission to this segment resulted from the decrease in the segment’s proportionate share of our overall policy acquisition expense in the third quarter of 2012 compared to the third quarter of 2011.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $26.0 million, or 46.7%, to $81.7 million from $55.7 million for the three months ended September 30, 2012 and 2011, respectively. Our loss ratio for the segment for the three months ended September 30, 2012 increased to 66.0% from 62.0% for the three months ended September 30, 2011. The increase in the loss ratio in the three months ended September 30, 2012 resulted primarily from higher current accident year selected ultimate losses based on business mix by state as compared to selected ultimate losses in prior accident years.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $6.2 million, or 14.7%, to $48.3 million from $42.1 million for the three months ended September 30, 2012 and 2011, respectively. The expense ratio decreased to 24.6% for the three months ended September 30, 2012 from 28.7% for the three months ended September 30, 2011. The decrease in expense ratio related primarily from our ability to increase earned premium at a rate that exceeded the growth rate of salaries, benefits and insurance general and administrative expenses during the three months ended September 30, 2012 compared to the equivalent period in 2011. The decrease was partially offset by the adoption of the new accounting standard for deferred acquisition costs during the first quarter of 2012.

 Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $3.2 million, or 38.1%, to $11.6 million from $8.4 million for the three months ended September 30, 2012 and 2011, respectively. This increase resulted primarily from an overall increase in the volume of premium writings partially offset by an increase to the segment’s loss ratio in the third quarter of 2012 compared to the third quarter of 2011.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Gross Written Premium.  Gross written premium increased $229.4 million, or 49.8%, to $690.1 million from $460.7 million for the nine months ended September 30, 2012 and 2011, respectively. The increase related primarily to an approximately ten percent increase in policy issuances as well as rate increases in certain key states. In addition, approximately $48 million resulted from the Majestic acquisition in the third quarter of 2011. Approximately $52 million resulted from the acquisition of BTIS.

Net Written Premium.  Net written premium increased $86.8 million, or 32.2%, to $356.7 million from $269.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net premium resulted from an increase in gross written premium for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by both an increase in our assigned risk business in 2012, for which we cede 100 percent of our gross written business, as well as an unearned premium transfer in 2011 related to Majestic acquisition.

Net Earned Premium.  Net earned premium increased $83.9 million, or 37.2%, to $309.7 million from $225.8 million for the nine months ended September 30, 2012 and 2011, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net written premium for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

Ceding Commission.  The ceding commission earned during the nine months ended September 30, 2012 and 2011 was $50.4 million and $48.2 million, respectively. The ceding commission increased period over period as result of an increase in net earned premium, which was offset by a decrease in the allocation of ceding commission to this segment. The decrease in the allocation of ceding commission to this segment resulted from the decrease in the segment’s proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $58.9 million, or 41.4%, to $201.3 million from $142.4 million for the nine months ended September 30, 2012 and 2011, respectively. Our loss ratio for the segment for the nine months ended September 30, 2012 increased to 65.0% from 63.1% for the nine months ended September 30, 2011. The increase in the loss ratio in the nine months ended September 30, 2012 resulted primarily from higher current accident year selected ultimate losses based on business mix by state as compared to selected ultimate losses in prior accident years.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $24.9 million, or 23.0%, to $133.4 million from $108.5 million for the nine months ended September 30, 2012 and 2011, respectively. The expense ratio increased to 26.8% for the nine months ended September 30, 2012 from 26.7% for the nine months ended September 30, 2011. The increase in the expense ratio resulted primarily from the lower allocation of ceding commission to the segment during the nine months ended September 30, 2012 compared to the same period in 2011, the recognition of higher policy acquisition expense due to changes in business mix and the adoption of the new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $2.4million, or 10.0%, to $25.5 million from $23.1 million for the nine months ended September 30, 2012 and 2011, respectively. This increase resulted primarily from an increase in the volume of premium writings partially offset by the increase in this segment’s combined ratio in the third quarter of 2012 compared to the third quarter of 2011.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Gross written premium	$260,415	$256,493	$767,114	$749,743

Net written premium	137,106	149,238	450,526	438,963
Change in unearned premium	(21,371)	(22,454)	(57,611)	(117,971)
Net earned premiums	115,735	126,784	392,915	320,992

Ceding commission – primarily related party	13,226	14,928	46,594	41,614

Loss and loss adjustment expense	(72,812)	(83,102)	(241,883)	(216,579)
Acquisition costs and other underwriting expenses	(36,126)	(39,187)	(123,249)	(97,493)
Total expenses	(108,938)	(122,289)	(365,132)	(314,072)
Underwriting income	$20,023	$19,423	$74,377	$48,534
Key measures:
Net loss ratio	62.9%	65.5%	61.6%	67.5%
Net expense ratio	19.8%	19.1%	19.5%	17.4%
Net combined ratio	82.7%	84.7%	81.1%	84.9%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$36,126	$39,187	$123,249	$97,493
Less: ceding commission revenue – primarily related party	13,226	14,928	46,594	41,614
	22,900	24,259	76,655	55,879
Net earned premium	$115,735	$126,784	$392,915	$320,992
Net expense ratio	19.8%	19.1%	19.5%	17.4%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2012 and 2011

Gross Written Premium. Gross written premium increased $3.9 million, or 1.5%, to $260.4 million from $256.5 million for the three months ended September 30, 2012 and 2011, respectively. The increase related primarily to growth in our European business, although fluctuations in currency rates, particularly the Euro, resulted in an approximately six percent decrease in our European gross written premium.

Net Written Premium. Net written premium decreased $12.1 million, or 8.1%, to $137.1 million from $149.2 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in net written premium resulted from an increase in the percentage of gross written premium ceded to reinsurers for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net Earned Premium. Net earned premium decreased $11.0 million, or 8.7%, to $115.8 million from $126.8 million for the three months ended September 30, 2012 and 2011, respectively.  As net premiums written are earned ratably over the term of a policy, which on average is 23 months, the decrease resulted from growth in net written premium between 2010 and 2012.

Ceding Commission.   The ceding commission earned during the three months ended September 30, 2012 and 2011 was $13.2 million and $14.9 million, respectively. The decrease was the result of a decrease in the allocation of ceding commission to this segment, which resulted from the decrease in the segment’s proportionate share of our overall policy acquisition expense in the third quarter of 2012 compared to the third quarter of 2011.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $10.3 million, or 12.4%, to $72.8 million from $83.1 million for the three months ended September 30, 2012 and 2011, respectively. Our loss ratio for the segment for the three months ended September 30, 2012 decreased to 62.9% from 65.5% for the three months ended September 30, 2011.  The decrease in the loss ratio for the three months ended September 30, 2012 resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years and a change in business mix.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses decreased $3.1 million, or 7.9%, to $36.1 million from $39.2 million for the three months ended September 30, 2012 and 2011, respectively. Although total acquisitions costs and other underwriting expenses declined, the expense ratio increased to 19.8% for the three months ended September 30, 2012 from 19.1% for the three months ended September 30, 2011. The increase in the expense ratio resulted, primarily, from higher policy acquisition expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 related to changes in business mix and the adoption of a new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $0.6 million, or 3.1%, to $20.0 million from $19.4 million for the three months ended September 30, 2012 and 2011, respectively.  The increase was attributable primarily to an improvement in the segment’s loss ratio during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 partially offset by a decrease in ceding commission.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Gross Written Premium. Gross written premium increased $17.4 million, or 2.3%, to $767.1 million from $749.7 million for the nine months ended September 30, 2012 and 2011, respectively. The segment experienced growth in Europe, while U.S. business was primarily flat. Additionally, fluctuations in currency rates, particularly the Euro, resulted in an approximately five percent decrease in our European gross written premium.

Net Written Premium. Net written premium increased $11.5 million, or 2.6%, to $450.5 million from $439.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, as well as the reduction in the percentage of our European medical liability business ceded to reinsurers from 80% to 40% commencing in the second quarter of 2011.

Net Earned Premium. Net earned premium increased $71.9 million, or 22.4%, to $392.9 million from $321.0 million for the nine months ended September 30, 2012 and 2011, respectively.  As net written premium is earned ratably over the term of a policy, which on average is 23 months, the increase resulted from growth in net written premium between 2010 and 2012 as well as our retention of a higher percentage of net written premium related to our European medical liability business.

Ceding Commission.  The ceding commission earned during the nine months ended September 30, 2012 and 2011 was $46.6 million and $41.6 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense. Additionally, during the nine months ended September 30, 2012, we received a five percent ceding commission in connection with a 40% quota share arrangement with Maiden covering our European medical liability business. During the first three months of 2011, we ceded this business to another reinsurer and did not receive a ceding commission.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $25.3 million, or 11.7%, to $241.9 million from $216.6 million for the nine months ended September 30, 2012 and 2011, respectively. Our loss ratio for the segment for the nine months ended September 30, 2012 decreased to 61.6% from 67.5% for the nine months ended September 30, 2011.  The decrease in the loss ratio for the nine months ended September 30, 2012 resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years and a change in business mix.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $25.7 million, or 26.4%, to $123.2 million from $97.5 million for the nine months ended September 30, 2012 and 2011, respectively. The expense ratio increased to 19.5% for the nine months ended September 30, 2012 from 17.4% for the nine months ended September 30, 2011. The increase in the expense ratio resulted primarily from higher policy acquisition expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 related to changes in business mix and the adoption of the new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $25.9 million, or 53.4%, to $74.4 million from $48.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase was attributable primarily to an improvement in the segment’s loss ratio during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Specialty Program Segment Results of Operations for Three and Nine Months Ended September 30, 2012 and 2011(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Gross written premium	$202,280	$132,621	$428,796	$275,951

Net written premium	182,803	66,905	338,157	145,422
Change in unearned premium	(63,560)	(19,958)	(88,385)	(27,567)
Net earned premium	119,243	46,947	249,772	117,855

Ceding commission – primarily related party	18,789	9,492	43,655	22,009

Loss and loss adjustment expense	(82,619)	(30,376)	(170,639)	(78,443)
Acquisition costs and other underwriting expenses	(50,551)	(23,806)	(115,475)	(54,432)
Total expenses	(133,170)	(54,182)	(286,114)	(132,875)
Underwriting income	$4,862	$2,257	$7,313	$6,989
Key measures:
Net loss ratio	69.3%	64.7%	68.3%	66.6%
Net expense ratio	26.6%	30.5%	28.8%	27.5%
Net combined ratio	95.9%	95.2%	97.1%	94.1%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$50,551	$23,806	$115,475	$54,432
Less: ceding commission revenue – primarily related party	18,789	9,492	43,655	22,009
	31,762	14,314	71,820	32,423
Net earned premium	$119,243	$46,947	$249,772	$117,855
Net expense ratio	26.6%	30.5%	28.8%	27.5%

Specialty Program Segment Results of Operations for the Three Months Ended September 30, 2012 and 2011

Gross Written Premium.  Gross written premium increased $69.7 million, or 52.5%, to $202.3 million from $132.6 million for the three months ended September 30, 2012 and 2011, respectively. A majority of the increase in gross written premium related to incremental growth from existing programs driven primarily from programs developed from new underwriting teams we hired in 2010 and 2011.

Net Written Premium.  Net written premium increased $115.9 million, or 173.2%, to $182.8 million from $66.9 million for the three months ended September 30, 2012 and 2011, respectively. The increase in net written premium resulted from an increase in gross written premium for the three months ended September 30, 2012 compared to for the three months ended September 30, 2011 as well as an increase in program writings that are not covered by the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $72.3 million, or 154.0%, to $119.2 million from $46.9 million for the three months ended September 30, 2012 and 2011, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net written premium for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011 .

Ceding Commission.  The ceding commission earned during the three months ended September 30, 2012 and 2011 was $18.8 million and $9.5 million, respectively.  The increase in ceding commission related primarily to an increase in gross written premium in this segment relative to our other segments during the three months ended September 30, 2012 and a shift in the mix of the programs written during the periods.  For the three months ended September 30, 2012 , we initiated certain programs that have a higher percentage of policy acquisition costs to earned premium than in the three months ended September 30, 2011 and, therefore, we allocated more ceding commission to the segment.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $52.2 million, or 172.0%, to $82.6 million for the three months ended September 30, 2012 compared to $30.4 million for the three months ended September 30, 2011. Our loss ratio for the segment for the three months ended September 30, 2012 increased to 69.3% from 64.7% for the three months ended September 30, 2011. The increase in the loss ratio in the three months ended September 30, 2012 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $26.8 million, or 112.6%, to $50.6 million from $23.8 million for the three months ended September 30, 2012 and 2011, respectively. The expense ratio decreased to 26.6% for the three months ended September 30, 2012 from 30.5% for the three months ended September 30, 2011. The decrease in the expense ratio resulted, primarily, from a change in business mix within the segment during the quarter to programs written that have lower direct acquisition costs and the allocation of a higher percentage of ceding commission for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was partially offset by the adoption of the new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $2.6 million, or 113.0%, to $4.9 million from $2.3 million for the three months ended September 30, 2012 and 2011, respectively. The increase of $2.6 million resulted from an increase of both gross written premium and retention of more gross written premium partially offset by a higher combined ratio during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Specialty Program Segment Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Gross Written Premium.  Gross premium increased $152.8 million, or 55.4%, to $428.8 million from $276.0 million for the nine months ended September 30, 2012 and 2011, respectively. A majority of the increase in gross written premium related to incremental growth of existing programs, particularly in commercial package policy programs. Additionally, the segment benefited from new program offerings. The overall increase was partially offset by the curtailment or termination of certain programs as a result of our continued maintenance of our pricing and administrative discipline.

Net Written Premium.  Net written premium increased $192.7 million, or 132.5%, to $338.1 million from $145.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net written premium resulted from an increase in gross written premium for the nine months ended September 30, 2012 compared to for the nine months ended September 30, 2011 as well as a reduction in the percentage of gross written premium ceded to reinsurers.

Net Earned Premium.  Net earned premium increased $131.9 million, or 111.9%, to $249.8 million from $117.9 million for the nine months ended September 30, 2012 and 2011, respectively. As premiums written earn ratably over a twelve month period, the increase in net premium earned resulted from higher net written premium for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

Ceding Commission.   The ceding commission earned during the nine months ended September 30, 2012 and 2011 was $43.7 million and $22.0 million, respectively.   The increase in ceding commission related primarily to an increase in gross written premium in this segment relative to our other segments during the nine months ended September 30, 2012 and a shift in the mix of the programs written during the periods.  For the nine months ended September 30, 2012, we wrote certain programs that have a higher percentage of policy acquisition costs to earned premium than in the nine months ended September 30, 2011 and, therefore, we allocated more ceding commission to the segment.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $92.2 million, or 117.6%, to $170.6 million for the nine months ended September 30, 2012, compared to $78.4 million for the nine months ended September 30, 2011. Our loss ratio for the segment for the nine months ended September 30, 2012 increased to 68.3% from 66.6% for the nine months ended September 30, 2011. The increase in the loss ratio in the nine months ended September 30, 2012 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $61.1 million, or 112.3%, to $115.5 million from $54.4 million for the nine months ended September 30, 2012 and 2011, respectively. The expense ratio increased to 28.8% for the nine months ended September 30, 2012 from 27.5% for the nine months ended September 30, 2011. The increase in the expense ratio resulted, primarily, from higher policy acquisition expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of changes in business mix and the adoption of the new accounting standard for deferred acquisition costs in 2012 on a prospective basis. In addition, the increase in the expense ratio was attributable to the allocation to this segment of a higher proportion of our unallocated expenses as a result of the increase in premium compared to the nine months ended September 30, 2011.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $0.3 million, or 4.3%, to $7.3 million from $7.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $0.3 million resulted primarily from an increase in the expense ratio during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Personal Lines Reinsurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011	2012	2011
Gross written premium	$30,258	$26,690	$89,690	$77,276

Net written premium	30,258	26,690	89,690	77,276
Change in unearned premium	(1,595)	(1,450)	(6,614)	(4,427)
Net earned premium	28,663	25,240	83,076	72,849
Loss and loss adjustment expense	(18,488)	(16,153)	(53,584)	(46,623)
Acquisition costs and other underwriting expenses	(8,742)	(8,203)	(25,338)	(23,676)
Total expenses	(27,230)	(24,356)	(78,922)	(70,299)
Underwriting income	$1,433	$884	$4,154	$2,550
Key measures:
Net loss ratio	64.5%	64.0%	64.5%	64.0%
Net expense ratio	30.5%	32.5%	30.5%	32.5%
Net combined ratio	95.0%	96.5%	95.0%	96.5%

We assumed $30.3 million and $26.7 million of premium from the GMACI Insurers for the three months ended September 30, 2012 and 2011, respectively, and $89.7 million and $77.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increase related primarily to an increase in the GMACI Insurers’ premium writings during the equivalent time periods. Net earned premium increased in 2012 compared to 2011 due to the earning cycle of assumed written premium in 2011 and earned in 2012. Loss and loss adjustment expense increased 14.5% and 14.9% for the three and nine months ended September 30, 2012 compared to the same period in 2011. The net loss ratio increased due to higher estimates based on actual losses. The decrease in the net expense ratio in 2012 compared to 2011 resulted from the sliding scale commission structure, by which the ceding commission payable to GMACI decreases as the loss ratio increases.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $541.1 million and $436.2 million in the nine months ended September 30, 2012 and 2011, respectively. We expect cash flow from operations should be sufficient to meet our anticipated claim obligations, provide us sufficient liquidity to fund our current operations and service our debt instruments and anticipated growth for at least the next twelve months. However, if our growth attributable to acquisitions, internally generated growth or a combination of both exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
(Amounts in Thousands)	2012	2011
Cash and cash equivalents provided by (used in):
Operating activities	$399,563	$224,217
Investing activities	(311,729)	(170,807)
Financing activities	61,415	37,326

Net cash provided by operating activities for the nine months ended September 30, 2012 increased compared to cash provided by operating activities in the nine months ended September 30, 2011. The increase in cash flow is the result, primarily, of an overall increase in cash collections due to policy issuances that have not been fully earned during the nine months ended September 30, 2012.

Cash used in investing activities during the nine months ended September 30, 2012 was approximately $311.7 million and consisted of approximately $218 million for the net purchase of fixed maturity and equity securities, approximately $42 million for the acquisition of and premium payments for life settlement contracts, an increase in restricted cash of $24 million, approximately $20 million for acquisitions and capital expenditures of approximately $20 million. Cash used in investing activities in the nine months ended September 30, 2011 was approximately $171 million and primarily consisted of approximately $108 million for the net purchase of fixed and equity securities, approximately $12 million for the purchase of an aircraft and approximately $44 for the acquisition of and premium payments for life settlement contracts partially offset by the net receipt of cash in the approximate amount of $32 million received in connection with the acquisition of Luxembourg captive insurance companies.

Cash provided by financing activities for the nine months ended September 30, 2012 was approximately $61 million and consisted primarily of debt proceeds of approximately $38 million, minority interest capital contributions to certain of our subsidiaries of approximately $17 million and borrowings from securities sold under agreements to repurchase of approximately $34 million partially offset by dividend payments of approximately $17 million and note payments of approximately $13 million.  Cash provided by financing activities for the nine months ended September 30, 2011 was approximately $37 million and consisted primarily of net borrowings of approximately $33 million on revolving credit facilities, capital contributions from non-controlling interests to subsidiaries of approximately $24 million and borrowings on a secured loan agreement of approximately $11 million, partially offset by dividend payments of $14 million and repayment of certain loans of approximately $15 million.

Revolving Credit Agreement

On August 10, 2012, we entered into a four-year, $200 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million.  The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus.

As of September 30, 2012, we had no outstanding borrowings under this Credit Agreement. We had outstanding letters of credit in place under this Credit Agreement at September 30, 2012 for $49.0 million, which reduced the availability for letters of credit to $51.0 million as of September 30, 2012 and the availability under the facility to $151.0 million as of September 30, 2012.

Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on our credit facility as of September 30, 2012 was 2.50%. We recorded total interest expense of approximately $1.5 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively, under the Credit Agreement and the terminated credit agreement.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at September 30, 2012), a letter of credit fronting fee with respect to each letter of credit of 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio and was 0.25% at September 30, 2012).

Convertible Senior Notes

In December 2011, we issued $175 million aggregate principal amount of our 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, the Company issued an additional $25 million of the Notes to cover the initial purchasers’ overallotment option, bringing the aggregate amount of Notes issued to $200 million. The Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year, beginning June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at September 30, 2012 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders of the Notes will have the right to require us to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.7 million will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $10.5 million for the nine months ended September 30, 2012.

Secured Loan Agreement

During February 2011, through a wholly-owned subsidiary, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately 0.1 million commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.3 million for both the nine months ended September 30, 2012 and 2011, respectively, related to this agreement. The loan is secured by an aircraft that our subsidiary acquired in February 2011.

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

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities, which we invest or hold in short term or fixed income securities. As of September 30, 2012, there were $226.1 million principal amount outstanding at interest rates between 0.40% and 0.45%. Interest expense associated with these repurchase agreements for the nine months ended September 30, 2012 was $0.7 million, of which $0 million was accrued as of September 30, 2012. We have approximately $244.1 million of collateral pledged in support of these agreements. Under reverse repurchase agreements, we lend cash or securities for a short term. During the nine months ended September 30, 2012, we entered into a collateralized lending transaction with a principal amount of $57 million that is included in cash and cash equivalents as of September 30, 2012. We retain collateral of $57 million related to this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of September 30, 2012 and December 31, 2011.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its U.S. subsidiaries.  The amount of this collateral as of September 30, 2012 was approximately $802.4 million.  Maiden retains ownership of the collateral in the trust account.

Comerica Letter of Credit Facility

In connection with the Majestic acquisition, we, through one of our subsidiaries, entered into a secured letter of credit facility with Comerica Bank during the three months ended September 30, 2011. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million and was utilized for $49.8 million$ as of September 30, 2012. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts, other investments and equity investments, increased $491.0 million, or 24.8%, to $2,471.2 million for the nine months ended September 30, 2012 from $1,980.2 million as of December 31, 2011 (excluding $14.3 million and 14.6 million of other investments, respectively). Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities, gross, had a fair value of $1,847.6 million and an amortized cost of 1,749.7 million as of September 30, 2012. Our equity securities are reported at fair value and totaled $18.3 million with a cost of $20.2 million as of September 30, 2012. Securities sold but not yet purchased, which was $57.2 million as of September 30, 2012, represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. Sales of securities under repurchase agreements, which were $226.1 million as of September 30, 2012, are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	September 30, 2012		December 31, 2011
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$604,784	24.5%	$421,837	21.3%
Time and short-term deposits	485	—	128,565	6.5
U.S. treasury securities	48,341	2.0	53,274	2.7
U.S. government agencies	46,305	1.9	6,790	0.3
Municipals	265,011	10.7	275,017	13.9
Commercial mortgage back securities	10,209	0.4	150	—
Residential mortgage backed securities:
Agency backed	332,027	13.4	364,000	18.4
Non-agency backed	6,759	0.3	7,664	0.4
Corporate bonds	1,138,971	46.1	687,348	34.7
Preferred stocks	4,987	0.2	4,314	0.2
Common stocks	13,331	0.5	31,286	1.6
	$2,471,210	100.0%	$1,980,245	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2012 and December 31, 2011, as rated by Standard and Poor’s.

	2012	2011
U.S. Treasury	2.2%	3.2%
AAA	13.3	12.5
AA	34.0	39.7
A	24.3	23.0
BBB, BBB+, BBB-	25.0	20.1
BB, BB+, BB-	1.2	0.8
B, B+, B-	—	0.4
Other	—	0.3
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	2.18	2.6	2.31	3.3
U.S. government agencies	4.13	3.1	4.12	2.9
Foreign government	3.63	5.1	3.98	5.6
Corporate bonds	4.11	4.9	4.38	3.7
Municipals	4.49	5.5	4.18	5.4
Mortgage and asset backed	3.44	2.4	3.68	2.6

As of September 30, 2012, the weighted average duration of our fixed income securities was 4.4 years and had a yield of 4.0%.

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

The impairment charges of our fixed and equity securities for the nine months ended September 30, 2012 and 2011 are presented in the table below:

(Amounts in Thousands)	2012	2011
Equity securities	$1,208	$345
Fixed maturity securities	—	—
	$1,208	$345

In addition to the other-than-temporary impairment of $1.2 million recorded during the nine months ended September 30, 2012, we had $13.4 million of gross unrealized losses, of which $3.1 million related to marketable equity securities and $10.3 million related to fixed maturity securities.

Corporate bonds represent 62% of the fair value of our fixed maturities and 84% of the total unrealized losses of our fixed maturities. We own 355 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 18%, 42% and 2%, respectively, and 21%, 64% and 0% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. Within our portfolio of equity securities, three common stocks comprised approximately 87% of the unrealized loss, while their fair market value represented approximately 19% of the portfolio. The duration of these impairments ranged from 12 to 15 months. The remaining securities in a loss position are not considered individually significant and accounted for 13% of our unrealized losses. We believe these securities will recover and that we have the ability and intent to hold them to recovery.

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

Interest Rate Risk. We had fixed maturity securities (excluding $0.5 million of time and short-term deposits) with a fair value of $1.85 billion and carrying value of $1.75 billion as of September 30, 2012 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2012 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. All fixed income securities are classified as available-for-sale and carried on our balance sheet at fair value. Temporary changes in the fair value of our fixed maturity securities do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of September 30, 2012.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$1,671,112	$(176,511)	(10.7)%
100 basis point increase	1,757,810	(89,813)	(5.4)%
No change	1,847,623	—	—
100 basis point decrease	1,936,961	89,338	5.4%
200 basis point decrease	2,035,979	188,356	11.4%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $469.5 million of debt instruments of which $301.5 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $17.7 million after tax realized currency loss based on our outstanding foreign denominated reserves of $543.9 million at September 30, 2012.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2012, the equity securities in our investment portfolio had a fair value of $18.3 million, representing approximately less than one percent of our total invested assets on that date. We are fundamental long buyers and short sellers, with a focus on value oriented stocks. The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2012.

The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$19,234	$916	0.1%
No change	18,318	—
5 % decrease	17,402	(916)	(0.1)%

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Vehicle service contract industry inquiry and related proceedings

 As previously described in our Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, our subsidiary Warrantech Corporation (“Warrantech”) is involved in a number of disputes that relate to U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in February 2010 in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Proceeding”).

On April 27, 2012, the parties to the various disputes reached agreement on a comprehensive settlement, the terms of which were incorporated into the plan of liquidation for U.S. Fidelis, which was filed in the Bankruptcy Proceeding on May 1, 2012 and amended on July 13, 2012 (the “Plan”). In connection with the Plan, Warrantech, the Unsecured Creditors Committee of U.S. Fidelis, Mepco Finance Corporation (“Mepco”), and the States of Missouri, Texas, Washington and Ohio, by and through the offices of their respective Attorneys General, entered into a plan support agreement (the “PSA”). Pursuant to the PSA, provided that the Plan had not been modified in such a manner that would materially adversely affect the rights, recoveries, or obligations of the parties and subject to an opt-out right in favor of Warrantech and Mepco, each of the parties agreed to support the Plan throughout the Bankruptcy Proceeding and to cooperate to the fullest extent in obtaining confirmation of the Plan. On July 16, 2012, the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”) held a confirmation hearing on the Plan. On August 28, 2012, the Bankruptcy Court entered an Order approving the Plan with an effective date of September 12, 2012. Upon confirmation, Warrantech became obligated to pay $4.8 million to Mepco, $1.4 million to the liquidating trustee and $1.1 million to the U.S. Fidelis Consumer Restitution Fund (as described in the Plan). The Plan also provides the Warrantech Released Parties (as described in the Plan) with releases from certain consumer claims and claims by States Attorneys General and Governmental Units (as described in the Plan).

As part of the overall settlement, Warrantech also entered into assurances of voluntary compliance with the states of Ohio, Missouri, Texas and Washington (the “AVCs”) that became binding on the effective date of the Plan. The AVCs require Warrantech to adhere to certain compliance terms in connection with the marketing and sale of vehicle service contracts through authorized telemarketers, pay certain funds to consumers in connection with vehicle service contracts that were marketed and sold by U.S. Fidelis and administered by Warrantech and contribute the funds referenced above to the U.S. Fidelis Consumer Restitution Fund.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we purchased 730 shares of our common stock from employees in connection with the vesting of restricted stock issued to certain employees in connection with our 2010 Omnibus Incentive Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares. In addition, in November 2007, our board of directors authorized us to repurchase up to 3,000,000 shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this authority during the three months ended September 30, 2012.

The following table summarizes the Company’s stock repurchases for the three-month period ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
July 1 – 31, 2012	—	$—	—	2,223,713
August 1 – 31, 2012	—	—	—	2,223,713
September 1 – 30, 2012	730	25.85	—	2,223,713
Total	730	$25.85	—	2,223,713

(1)	Includes 730 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1
Credit Agreement, dated August 10, 2012, among AmTrust Financial Services, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on August 10, 2012).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2012.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2012.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2012.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2012.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith).

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

AmTrust Financial Services, Inc.
(Registrant)

Date:	November 9, 2012	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer