Form 10-K
period 2012-12-31
Amtrust Financial Services, Inc.
filed 2013-03-01
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $743,211,129.
As of February 19, 2013, the number of common shares of the registrant outstanding was 67,221,232.
Documents incorporated by reference: Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., American Capital Acquisition Corporation, or third party agencies and warranty administrators, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Business Overview

AmTrust underwrites and provides property and casualty insurance in the United States and internationally to niche customer groups that we believe are generally underserved within the broader insurance market.

Our business model focuses on achieving superior returns and profit growth with the careful management of risk. We pursue these goals through geographic and product diversification, as well as an in-depth understanding of our insured exposures. Our product mix includes, primarily, workers’ compensation, extended warranty and other commercial property/casualty insurance products. Our workers’ compensation and property/casualty insurance policyholders in the United States are generally small and middle market businesses. Our extended warranty customers are manufacturers, distributors and retailers of commercial and consumer products. We have also built a strong and growing distribution of extended warranty and specialty risk products, including liability and other property/casualty products, in Europe. The majority of our products are sold through independent third-party brokers, agents, retailers or administrators. Our strategy is to target small to middle size customer markets throughout the U.S. and Europe where our proprietary technology platform enables us to efficiently manage the high volume of policies and claims that result from serving large numbers of small policyholders and warranty contract holders. The technology we have developed offers a level of service that is a competitive advantage in these high volume, lower risk markets by enhancing our ability to service, underwrite and adjudicate claims. Additionally, our ability to maintain and analyze high volumes of loss data over a long historical period allows us to better manage and forecast the underlying risk inherent in the portfolio. Since our inception in 1998, we have grown both organically and through an opportunistic acquisition strategy. We believe we approach acquisitions conservatively, and our strategy is to take relatively modest integration and balance sheet risk. Our acquisition activity has involved the purchase of companies, renewal rights to established books of insurance portfolios, access to distribution networks and the hiring of established teams of underwriters with expertise in our specialty lines.

We are committed to driving long-term shareholder value and industry-leading returns on equity by continuing to execute on our lower risk, lower volatility business model and leveraging technology to help maintain a more efficient cost structure, consistently generate solid underwriting profits and ensure strong customer service and retention rates. Additionally, we are focused on further enhancing our economies of scale by opportunistically expanding our geographic reach and product set, growing our network of agents and other distributors, developing new client relationships and executing our acquisition strategy. We are also focused on maintaining our disciplined approach to capital management while maximizing an appropriate risk-adjusted return on our growing investment portfolio. We continue to carefully monitor and maintain appropriate levels of reserves and seek to minimize our reinsurance recoverable exposure in order to maintain a strong balance sheet. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining or improving our A.M. Best ratings. Our principal operating subsidiaries are rated “A” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the third highest of 16 rating levels. Our consolidated results include the results for our holding company and wholly-owned insurance company subsidiaries (collectively the “Insurance Subsidiaries”).

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the commercial business insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. In the future, we may also compete with new market entrants. Our competitors include other insurance companies, state insurance pools and self-insurance funds. We generally target niche sectors and clients where the market is not as competitive as the broader market and where we have particular expertise and provide differentiated offerings compared to our competitors.

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

Our Specialty Program segment employs a niche strategy of targeting smaller businesses, which helps to differentiate our offerings from those of our competitors. Most of our competing carriers pursue larger transactions. We do not compete for high exposure business and underwrite lower hazard classes of business where service and execution are the basis for attracting and retaining business as opposed to providing the lowest price. Our competitive A.M. Best rating and financial size allow us to compete favorably for target business.

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

Business Segments

Historically, we managed our business through three primary segments, Small Commercial Business, Specialty Risk and Extended Warranty and Specialty Program Business, which are based on the products we provide and the markets we serve. In March 2010, we formed a fourth segment, Personal Lines Reinsurance, effective with our entry into an agreement to reinsure 10% of the GMAC Insurance consumer property and casualty business acquired by American Capital Acquisition Corporation, or ACAC, from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation. ACAC is a related party, which is described below in "Acquisitions and Strategic Investments".

The following table provides our gross written premium by segment for the years ended December 31, 2012, 2011 and 2010:

(Amounts in Thousands)	2012	2011	2010
Small Commercial Business	$933,740	$609,822	$465,951
Specialty Risk and Extended Warranty	1,118,710	1,056,511	748,525
Specialty Program Business	578,735	381,541	264,051
Personal Lines Reinsurance	118,141	102,598	82,295
Total	$2,749,326	$2,150,472	$1,560,822

Additional financial information regarding our segments is presented in Note 24 “Segments” of the notes to our 2012 audited consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation to small businesses that operate in low and medium hazard classes, such as restaurants, retail stores, physicians and other professional offices, and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $5,873. We are authorized to write our Small Commercial Business products in all 50 states. We distribute our policies through a network of over 8,100 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation, umbrella coverage. As of December 31, 2012, we employed approximately 133 underwriters in this segment.

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally does not fit the underwriting and profitability criteria of many of our competitors. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates. Our policy renewal rate on voluntary business (excluding assigned risk plans), which represented approximately 89% of the segment’s gross written premiums in 2012, was 86%, 82%, and 82% in 2012, 2011 and 2010, respectively.

Some of our commonly written small business risks include:

•	restaurants;

•	retail stores and strip malls;

•	physician and other professional offices;

•	building management-operations by owner or contractor;

•	private schools;

•	business traveler hotels/motels;

•	light manufacturing;

•	small grocery and specialty food stores;

•	auto repair shops;

•	light contracting, distributors; and

•	laundry/dry cleaners.

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

Our workers’ compensation claims adjusters have an average of 18 years of experience and have teams located in 11 different states. Each adjuster handles an average monthly pending caseload of approximately 143 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2012, approximately 77% of our Small Commercial Business workers’ compensation claims were only for medical expenses with 23% of claims for medical expenses and lost wages compared with 76.0% and 24.0%, respectively, in 2011.

As of December 31, 2012, approximately 1.0% of the 12,053 Small Commercial Business workers’ compensation claims reported for accident year 2007 were open, 1.6% of the 11,920 claims reported for accident year 2008 were open, 3.7% of the 16,186 claims reported for accident year 2009 were open, 5.5% of the 18,595 claims reported for accident year 2010 were open, 10.8% of the 22,554 claims reported for accident year 2011 were open and 41.7% of the 26,892 claims reported for accident year 2012 were open.

We maintain Small Commercial Business property and casualty claims operations in several of our domestic offices and the commercial package claims operation is separated into four processing units: casualty, property, cost-containment/recovery and a fast-track physical damage unit. As of December 31, 2012, we employed 41 property and casualty claim adjusters. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 123 claims.

As of December 31, 2012, our Small Commercial Business property and casualty claims were approximately 61% automobile and 13% property and inland marine with the remaining 26% involving general liability and umbrella losses compared to 54%, 22% and 24%, respectively, in 2011. At the end of 2012, 25% of the 2,868 claims features reported in accident year 2012 remained open, while 7% and 3% of the 2,717 claims and 2,579 claims from 2011 and 2010, respectively, remained open.

Our Small Commercial Business property and casualty claims adjusters have an average of 21 years of experience. Supervision of the adjusters is performed by our internal claims management, comprised of a staff that has an average of over 27 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

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

Specialty Risk and Extended Warranty

In our Specialty Risk and Extended Warranty segment we provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability. In 2011, we opened branch offices in Italy and Spain to support our European specialty risk business. Our model is focused on developing coverage plans by evaluating and analyzing historical product and industry data to establish appropriate pricing and contract terms and enhancing the profitability of the plans by limiting the frequency and severity of losses while delivering superior customer service. We believe that our proprietary technology platform and strong industry expertise provide us a competitive advantage. We carefully select administrators with extensive industry knowledge and target industries and coverage plans that have demonstrated consistently favorable loss experience. Additionally, we utilize extensive historical claims data and detailed actuarial analysis to ensure our ability to more accurately forecast the frequency and severity of losses and draft restrictive, risk-specific coverage terms with clearly identified coverage restrictions to further reduce the level of losses. Our efficient and proactive claims management process enables us to ensure superior customer service, and if necessary, proactively adjust our premiums based on changes in actual loss experience. Our specialty risk business primarily covers the following risks:

•	legal expenses in the event of unsuccessful litigation;

•	property damage for residential properties;

•	home emergency repairs caused by incidents affecting systems, such as plumbing, wiring or central heating;

•	latent defects that materialize on real property after building or completion;

•	payment protection to insureds if they become unable to meet financial obligations under finance contracts;

•	guaranteed asset protection (“GAP”) to cover the difference between an insurer’s settlement and the asset value in the event of a total loss; and

•	general liability, employers’ liability, public liability, negligence of advisors and liability of health care providers and medical facilities.

Our extended warranty business covers selected consumer and commercial goods and other risks, including:

•	personal computers;

•	consumer electronics, such as televisions and home theater components;

•	consumer appliances, such as refrigerators and washing machines;

•	automobiles (excluding liability coverage);

•	furniture; and

•	heavy equipment.

We also serve as a third party administrator to provide claims handling and call center services to the consumer products and automotive industries in the U.S. and Canada.

In connection with our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one month to 120 months depending on the type of product. The weighted average term of the portfolio is 24 months. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services in the United States.

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

We market our extended warranty and GAP products in the United States and internationally primarily through brokers and third party warranty administrators, through a direct marketing group and our own warranty administrator AMT Warranty. Third party administrators generally handle claims on our policies and provide monthly loss reports. We review the monthly reports and if the losses were unexpectedly high, we generally have the right under our policies to adjust our pricing or cease underwriting new business under the coverage plan. We routinely audit the claims paid by the administrators. We hire third party experts to validate certain types of claims. For example, we engage engineering consultants to validate claims made on coverage we provide on heavy machinery. We generally settle our extended warranty claims in-kind — by repair or replacement — rather than in cash. When possible, we negotiate volume fixed-fee repair or replacement agreements with third parties to reduce our loss exposure.

In 2012, approximately 72% of gross written premium for this segment originated internationally, while 28% originated in the United States. During the year ended December 31, 2012, we derived over ten percent of our gross written premium in this segment from one broker.

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

As of December 31, 2012, we underwrote 77 programs through 44 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 33%, 37% and 40% of this business in 2012, 2011 and 2010, respectively. The general liability and commercial auto lines combined comprised approximately 59%, 53% and 48% of this business in 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, we derived over ten percent of our gross written premium in this segment from two programs.

Personal Lines Reinsurance

We formed the Personal Lines Reinsurance Segment in connection with the Personal Lines Quota Share entered into in connection with the acquisition of GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”) during March 2010, as described below under “Acquisitions and Strategic Investments — Investment in ACAC.” We reinsure 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, GMACI’s lead insurance company on behalf of all GMACI’s statutory insurance companies (“the GMACI Insurers”), as cedent, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. We have a 20% participation in the Personal Lines Quota Share, by which we receive 10% of the net premiums of the personal lines business. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, will receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Personal Lines Quota Share, which had an initial term of three years, was renewed through March 1, 2016 and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. The Personal Lines Quota Share, as amended on October 1, 2012, provides that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limited the premium that could be ceded by the GMACI Insurers to Technology Insurance Company ("TIC"), one of our wholly-owned subsidiaries, to $133 million during the calendar year 2012 to the extent TIC determined, in good faith, that it could not assume additional premium. The premium cap increases by 10% per year. As result of this agreement, we assumed $118 million of business from the GMACI Insurers during the year end December 31, 2012.

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

Geographic Diversity

Our Insurance Subsidiaries domiciled in the United States are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance, including service contract reimbursement coverages related to our Specialty Risk and Extended Warranty segment, in 50 states, the District of Columbia and Puerto Rico, and in the year ended December 31, 2012, we wrote commercial property and casualty in 49 states and the District of Columbia.

The table below identifies, for the year ended December 31, 2012, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended December 31, 2011 and 2010.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2012	2011	2010
California	17.3%	11.9%	2.2%
New York	11.3	15.1	18.6
Florida	10.2	12.1	12.4
Illinois	7.6	8.5	9.2
New Jersey	6.6	6.1	6.6
Georgia	5.5	5.8	5.9
Pennsylvania	3.9	4.5	4.3
Texas	3.8	4.8	7.0
Massachusetts	2.5	3.6	2.2
Minnesota	2.4	2.2	1.9
All Other States and the District of Columbia	28.9	25.4	29.7
	100.0%	100.0%	100.0%

(1)	Direct premiums consist of gross premiums written other than premiums assumed.

Through the Insurance Subsidiaries, we are licensed to provide specialty risk and extended warranty coverage in 50 states and the District of Columbia, and in Ireland and the United Kingdom, and pursuant to European Union law, certain other European Union member states.

Based on coverage plans written or renewed in 2012, 2011 and 2010, the European Union accounted for approximately 72%, 68% and 72%, respectively, of our Specialty Risk and Extended Warranty business and in 2012, Italy, the United Kingdom and France accounted for approximately 40%, 35% and 7%, respectively, of our European Specialty Risk and Extended Warranty business. For a discussion of the various risks we face related to our foreign operations, see "Item 1A. Risk Factors."

The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2012.

Percentage of Specialty Risk and Extended Warranty Direct Gross Written Premiums by Country(2)

	Year Ended December 31,
Country	2012	2011	2010
Italy	29%	24%	25%
United States	28	32	28
United Kingdom	26	26	27
France	5	5	7
Norway	4	4	4
Other	8	9	9
Total	100%	100%	100%

(2)	Direct premiums consist of gross premiums written other than premiums assumed.

The table below shows the distribution by state of our direct written premiums in our Specialty Program segment.

Percentage of Specialty Program Direct Gross Written Premiums by State(3)

	Year Ended December 31,
State	2012	2011	2010
California	35%	25%	6%
New York	27	37	46
New Jersey	6	6	6
Florida	4	3	2
Louisiana	4	3	2
Texas	3	1	1
Pennsylvania	2	2	4
Georgia	2	3	4
Tennessee	2	2	4
Illinois	2	1	4
All other States and the District of Columbia	13	17	21
Total	100%	100%	100%

(3)	Direct premiums consist of gross premiums written other than premiums assumed.

Acquisitions and Strategic Investments

We have grown at an above-industry average rate through a combination of organic growth and strategic acquisitions of other companies or selected books of businesses. We have balanced our opportunistic acquisition strategy with a conservative approach to risk. We will continue to evaluate the acquisition of companies, distribution networks and renewal rights, and other alternative types of transactions as they present themselves. We seek transactions that we believe can be accretive to earnings and return on equity. The following is a summary of our major acquisition and strategic investment activity during 2011 and 2012.

First Nonprofit Companies, Inc.

On December 31, 2012, we completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55 million. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5 billion of annual payroll. FNC offers unique services as well as insurance programs that are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. The acquisition of FNC had no impact on the Company's results of operations for 2012.

AHL

During 2012 and 2011, AmTrust Holdings Luxembourg ("AHL") completed a series of acquisitions. AHL is a holding company that purchases Luxembourg captive insurance entities that allow us to obtain the benefit of the captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries. The following is a list of the acquired captive insurance entities for 2012 and 2011:

•Inter Re S.A. - 2012
•Socare S.A. - 2012
•Reaal Reassurantie S.A. - 2011
•Vandermoortele International Reinsurance Company SA - 2011
•International Crédit Mutuel Reinsurance SA - 2011

These transactions and the result of our utilization of the captives' loss reserves are included in our Specialty Risk and Extended Warranty segment.

CNH Capital's Insurance Agencies

In July 2012, we completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as "CNH Capital Insurance Agencies," from CNH Capital, the financial services business of CNH Global N.V. for approximately $34 million. The acquisition allows us to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. As a result of this transaction, we recorded approximately $30 million of written premium and approximately $10 million of service and fee income in 2012.

BTIS

In December 2011, we acquired the California-based Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”), an insurance wholesaler and general agent specializing in the procurement and brokering of insurance policies and bonds for small artisan contractors. BTIS operates in 12 states and has significant relationships with western U.S. retail and wholesale insurance brokerages. These brokers rely on the industry expertise of BTIS to provide clients with proper coverage and pricing. As a result of this transaction, we recorded approximately $70 million of written premium and approximately $18 million of service and fee income in 2012.

Cardinal Comp

In September 2008, we entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”), a workers’ compensation managing general agent for which we paid the agency a commission for the placement of insurance policies. The agency operated in eight states and primarily in the state of New York and generated business through 800 independent retail agents and brokers. In September 2011, we entered into a renewal rights and asset purchase agreement with Cardinal Comp and Cook Inlet Alternative Risk LLC for approximately $30 million. As a result of this transaction, we recorded approximately $91 million and $84 million of written premium in 2012 and 2011, respectively.

Majestic

In 2011, we acquired the business of Majestic Insurance Company ("Majestic) through a Rehabilitation Agreement, a Renewal Rights and Asset Purchase Agreement, and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement. In addition, we assumed 100% of the unearned premium on all in-force Majestic policies. As a result of this transaction, we have recorded written premiums of approximately $104 million and $43 million for 2012 and 2011, respectively.

For a more detailed description of our acquisitions, see "Acquisitions" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Investment in ACAC

During 2010, we completed our strategic investment in American Capital Acquisition Corporation (“ACAC”). We formed ACAC with The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). Michael Karfunkel, individually, and the Trust own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of approximately $53 million, which was equal to 25% of the capital initially required by ACAC, 53,054,000 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action at a meeting without at least one of our appointees in attendance and ACAC may not take certain corporate actions without the approval of a majority of its board of directors (including both of our appointees).

We, the Trust and Michael Karfunkel, individually, each will be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, the final payment of which is payable March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. Our proportionate share of such deferred payments will not exceed $7.5 million. In addition, in connection with our investment, ACAC granted us a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI. In February 2013, our obligation for any remaining deferred payment was eliminated.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded approximately $9.3 million, $4.9 million and $24.5 million of income during the years ended December 31, 2012, 2011 and 2010, respectively related to our equity investment in ACAC.

Personal Lines Quota Share

We, effective March 1, 2010, reinsure 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedent, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. For a detailed description of the Personal Lines Quota Share, see " – Business Segments – Personal Lines Reinsurance." As a result of this agreement, we assumed $118.1 million, $102.6 million and $82.3 million of business from the GMACI Insurers during the years ended December 31, 2012, 2011 and 2010, respectively.

Master Services Agreement

We provide ACAC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of ACAC and its affiliates plus our costs for development and support services. In addition, we provide ACAC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for ACAC and its affiliates on the policy management system. We recorded approximately $14.4 million, $4.0 million and $2.0 million of fee income for the years ended December 31, 2012, 2011 and 2010, respectively, related to this agreement.

Asset Management Agreement

We manage the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We currently manage approximately $730 million of assets as of December 31, 2012 related to this agreement. As a result of this agreement, we earned approximately $1.5 million, $1.6 million and $1.5 million of investment management fees for the years ended December 31, 2012, 2011 and 2010, respectively.

As a result of the above service agreements with ACAC, we recorded fees totaling approximately $15.9 million, $5.6 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $5.4 million.

Life Settlement Contracts

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel Grantor Retained Annuity Trust, for the purposes of acquiring additional life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with our 21.25% ownership percentage of ACAC, we ultimately receive 60.6% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

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

Total capital contributions of $40 million and $43 million were made to the LSC entities during the years ended December 31, 2012 and 2011, respectively, for which we contributed approximately $20.1 million and $21.5 million in those same periods. Our investments in life settlements and cash value loans were approximately $193.9 million and $136.8 million as of December 31, 2012 and 2011, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded a gain on investment in life settlement contracts net of profit commission for the years ended December 31, 2012, 2011 and 2010 of approximately $13.8 million, $46.9 million and $11.9 million, respectively, related to the life settlement contracts.

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

We believe reinsurance is a valuable tool to appropriately manage the risk inherent in our insurance portfolio as well as to enable us to reduce earnings volatility and generate stronger returns. We also utilize reinsurance agreements to increase our capacity to write a greater amount of profitable business. Our Insurance Subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event.

The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. For a more detailed description of our reinsurance arrangements, including our quota share reinsurance agreement with Maiden Insurance Company Ltd. (the “Maiden Quota Share”), see “Reinsurance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

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

We establish IBNR reserves for our workers’ compensation segment by determining an “ultimate loss pick,” which is our estimate of our net loss ratio for a specific period, based on actual incurred losses and application of loss development factors. We estimate our ultimate incurred loss and DCC for a period by multiplying the ultimate loss pick for the period by the earned premium for the period. From that total, we subtract actual paid loss and DCC and actual case reserves for reported losses. The remainder constitutes our IBNR reserves. On a monthly basis, our consulting actuary reviews our IBNR reserves. On a monthly basis, we review our determination of our ultimate loss pick.

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

As of December 31, 2012, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $699.4 million, of which $29.9 million was reserves resulting from our participation in mandatory pooling arrangements, as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

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

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by our monthly factors as of December 31, 2012:

(Amounts in Millions)	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$1,099.7	$29.9	$1,129.6
Gross reserve	1,246.9	29.9	1,276.8
Higher estimate	1,317.8	29.9	1,347.7
Net Workers’ Compensation Reserves:
Lower estimate	$590.5	$29.9	$620.4
Net reserve	669.5	29.9	699.4
Higher estimate	707.5	29.9	737.4

The higher estimate would increase net reserves by $38 million and reduce net income and stockholders’ equity by $24.7 million. The lower net estimate would decrease net reserves by $79 million and increase net income and stockholders equity by $51.4 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments made.

We do not anticipate that we will make any material reserve adjustments but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. For a more detailed description of our liabilities for unpaid losses and loss and loss adjustment expenses ("LAE") on a consolidated basis and by segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Specialty Risk and Extended Warranty

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2012 and 2011 were $334.5 million and $121.8 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2012 of $17.0 million before tax and $11.1 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $17.0 million before tax and $11.1 million after tax.

Specialty Risk and Extended Warranty claims are usually paid quickly, development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, which refers to amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2012 and 2011 for our Specialty Risk and Extended Warranty segment was $26.6 million and $52.9 million, respectively. The reduction in IBNR as a percentage of overall loss reserves within this segment is a result of redefining IBNR within our European operations, which lead to the classification of a greater percentage of those reserves as case reserves as opposed to IBNR. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

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

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2012 and 2011 for our Specialty Risk and Extended Warranty segment was $580.6 million and $492.2 million, respectively. Although we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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

We began writing general liability, commercial auto and commercial property (jointly known as CPP) business in 2006. In order to establish IBNR for CPP lines of business, we rely on three methods that utilize industry development patterns by line of business:

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

Because of the numerous third party administrators we use, we have utilized only limited incurred development methods based on historical loss development patterns, or methods that rely on paid development factors. Paid loss development methods rely on actual claim payment patterns to develop ultimate loss and DCC estimates.

In the second quarter of 2008, we acquired retail commercial package business in connection with our acquisition of a subsidiary of Unitrin, Inc. (“UBI”). We were able to access UBI’s historical loss data for analysis of that business. Additionally, the claims adjusting have remained stable. As such, we are in the process of developing our own development patterns without the use of industry factors. Similar methods involved in determining reserves are consistent as described above for other property and casualty business.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2012, 2011 and 2010, reflecting changes in losses incurred and paid losses:

(Amounts in Thousands)	2012	2011	2010
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,879,175	$1,263,537	$1,091,944
Less: Reinsurance recoverables at beginning of year	972,392	670,877	561,874
Net balance, beginning of year	906,783	592,660	530,070
Incurred related to:
Current year	909,818	665,812	463,535
Prior year	12,857	12,521	7,946
Total incurred losses during the year	922,675	678,333	471,481
Paid losses and LAE related to:
Current year	(406,238)	(390,267)	(222,593)
Prior year	(285,479)	(179,721)	(187,012)
Total payments for losses and LAE	(691,717)	(569,988)	(409,605)
Commuted loss reserves	91,529	—	1,350
Net balance, December 31	1,229,270	701,005	593,296
Acquired outstanding loss and loss adjustment reserve	13,137	209,651	—
Effect of foreign exchange rates	3,781	(3,873)	(636)
Plus reinsurance recoverables at end of year	1,180,212	972,392	670,877
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$2,426,400	$1,879,175	$1,263,537
Gross loss reserves by segment:
Small Commercial Business	$1,266,261	$1,163,618	$766,998
Specialty Risk and Extended Warranty	605,366	323,900	167,517
Specialty Program	524,928	368,358	318,187
Personal Lines Reinsurance	29,845	23,299	10,835
	$2,426,400	$1,879,175	$1,263,537

For the years ended December 31, 2012, 2011 and 2010, our gross reserves for loss and loss adjustment expenses were $2,426.4 million, $1,879.2 million, and $1,263.5 million, of which our IBNR reserves constituted 34.5%, 40.3% and 45.1%, respectively.

Loss Development

The table below shows the net loss development for business written each year from 2002 through 2012. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a general accepted accounting principles (“GAAP”) basis.

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2012, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
(Amounts in Thousands)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$13,402	$33,396	$84,919	$150,340	$251,678	$517,365	$509,656	$530,070	$592,660	$906,783	$1,246,188
Net reserve estimated as of
One year later	13,771	36,812	83,957	150,854	253,767	516,821	504,829	538,016	604,302	919,640
Two years later	13,804	37,954	83,293	150,516	215,465	519,346	490,379	540,723	641,557
Three years later	10,175	35,056	82,906	122,601	221,362	518,877	491,613	559,251
Four years later	11,179	34,844	70,146	120,975	220,505	515,427	497,276
Five years later	10,524	27,992	71,012	121,716	216,830	517,866
Six years later	9,089	28,069	70,078	120,618	216,922
Seven years later	9,914	28,211	69,499	120,582
Eight years later	9,909	27,932	69,383
Nine years later	9,962	27,636
Ten years later	9,663
Net cumulative redundancy (deficiency)	3,739	5,760	15,536	29,758	34,756	(501)	12,380	(29,181)	(48,897)	(12,857)

	Year Ended December 31,
(Amounts in Thousands)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	$1,904	$5,079	$14,436	$24,050	$38,010	$113,567	$109,872	$188,739	$225,203	$285,479
Two years later	2,328	10,198	25,113	35,894	70,406	159,874	193,182	302,519	376,499
Three years later	2,877	13,043	33,049	48,804	91,914	199,876	251,021	382,613
Four years later	3,493	14,768	38,443	54,444	105,598	220,400	284,858
Five years later	3,670	16,942	41,830	58,407	111,593	232,554
Six years later	4,666	17,916	43,417	59,571	115,815
Seven years later	5,169	18,384	43,984	61,083
Eight years later	5,238	18,549	44,842
Nine years later	5,312	18,708
Ten years later	5,322
Net reserve – December 31,	13,402	33,396	84,919	150,340	251,678	517,365	509,656	530,070	592,660	906,783	1,246,188
Reinsurance Recoverable	4,078	3,529	14,445	17,667	44,127	258,027	504,404	561,874	670,877	972,392	1,180,212
Gross reserves – December 31,	17,480	36,925	99,364	168,007	295,805	775,392	1,014,060	1,091,944	1,263,537	1,879,175	2,426,400
Net re-estimated reserve	9,663	27,636	69,383	120,582	216,922	517,866	497,276	559,251	641,557	919,640
Re-estimated reinsurance recoverable	2,940	2,920	11,802	14,170	38,033	258,277	492,151	592,806	726,227	986,180
Gross re-estimated reserve	12,603	30,556	81,185	134,752	254,955	776,143	989,427	1,152,057	1,367,784	1,905,820
Gross cumulative redundancy (deficiency)	4,877	6,369	18,179	33,255	40,850	(751)	24,633	(60,113)	(104,247)	(26,645)

In 2012 and 2011, our liabilities for unpaid loss and lost adjustment expenses ("LAE") attributable to prior years increased by $12.9 million and $12.5 million, respectively, as a result of unfavorable loss development in our Specialty Program segment due to higher actuarial estimates based on actual losses.

Investments

Our investment portfolio, excluding our life settlement contracts and other investments, is summarized in the table below by type of investment.

	December 31, 2012		December 31, 2011
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$493,132	19.0%	$429,951	21.6%
Short-term investments	10,282	0.4	128,565	6.5
U.S. treasury securities	66,192	2.6	53,274	2.7
U.S. government agencies	40,301	1.6	6,790	0.3
Municipals	299,442	11.6	275,017	13.8
Commercial mortgage back securities	10,200	0.4	150	—
Residential mortgage backed securities – primarily agency backed	299,677	11.5	371,664	18.7
Corporate bonds	1,349,414	52.1	687,348	34.6
Preferred stocks	5,184	0.2	4,314	0.2
Common stocks	15,281	0.6	31,286	1.6
	$2,589,105	100.0%	$1,988,359	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2012 and 2011 as rated by Standard and Poor’s.

	2012	2011
U.S. Treasury	1.9%	3.2%
AAA	13.8	12.5
AA	31.2	39.7
A	24.4	23.0
BBB, BBB+, BBB-	27.1	20.1
BB, BB+, BB-	1.6	0.8
B, B+, B-,	—	0.4
Other (includes securities rated CC, CCC, CCC- and D)	—	0.3
Total	100.0%	100.0%

Our equity investments, which constitute approximately 0.8% of our investment portfolio, typically consist of small capitalized companies with an average market capitalization of approximately $400 million, most without widespread distribution or trading of shares. We have invested in securities in which we believe true value is not properly reflected in the market price and where a catalyst, or event, will send the market price toward our estimate of true value. We typically have a holding period of 36 months for our equity securities. This catalyst, in many instances, takes up to 24 months to occur. Sometimes, a catalyst that does not occur soon after our initial investment requires the passage of another operating cycle, and the 24 month time frame allows for these types of situations. These equity securities tend to be relatively unknown stocks that have less trading volume than well-known or larger capitalized stocks and can, therefore, experience significant price fluctuations without fundamental reasons. These price fluctuations can be large on a percentage basis because many stocks in this category are also low-priced stocks that are often distressed or in a turnaround phase. We believe that in down markets, equity securities with lower turnover are more heavily penalized by the market, even when the underlying fundamentals of the security have held up. Therefore, we believe, and our experience bears out, that, for investments in small cap stocks, an unrealized loss of 35% or less is not necessarily indicative of a fundamental problem with the issuer. Prices of lower turnover stocks can also react significantly to a catalyst or an event that causes market participants to take an interest. When the market participants’ interest increases in an equity security, causing trading volume and market bid to increase, we typically seek to exit these positions. For these reasons, we generally consider certain equity investments to be other than temporarily impaired when the investment is in an unrealized loss position in excess of 35% of cost basis for greater than 24 months.

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

All of our significant operating Bermuda subsidiaries have received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to these Bermuda subsidiaries or to any of their operations, shares, debentures or obligations until March 31, 2035; provided that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by our Bermuda subsidiaries in respect of real property or leasehold interests in Bermuda held by them. No assurance can be given that our Bermuda subsidiaries will not be subject to any such tax after March 31, 2035.

During 2012, AmTrust International Insurance, Ltd. ("AII") made a Section 953(d) election.  This election, which became effective starting January 1, 2012, means that AII is now treated as a U.S. corporation that is subject to tax and will be included in our consolidated U.S. tax return. The other remaining significant Bermuda operations are not currently subject to taxation in the U.S.  These operations meet certain legislative exceptions in the Internal Revenue Code that allow for deferral of taxation on the income generated by these operations until such income is repatriated to the U.S.

Ireland

AmTrust International Underwriters Limited (“AIU”), a company incorporated in Ireland, is managed and controlled in Ireland and, therefore, is resident in Ireland for Irish tax purposes and subject to Irish corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by AIU from an Irish trade (that is, a trade that is not carried on wholly outside of Ireland) is subject to Irish corporation tax at the current rate of 12.5%. Other income (that is, income from passive investments, income from non-Irish trades and income from certain dealings in land) is generally subject to Irish corporation tax at the current rate of 25%.

The Irish Revenue Commissioners have published a statement indicating that deposit interest earned by an insurance company on funds held for regulatory purposes is regarded as part of the insurance company’s trading income, and accordingly is part of the profits taxed at 12.5%. This statement also indicates acceptance of case law that states that investment income of an insurance company is likewise considered as trading income where it is derived from assets required to be held for regulatory capital purposes. Other investment income earned by AIU is generally taxed in Ireland at a rate of 25%.

For U.S. federal income tax purposes, AIU is a controlled foreign corporation and its income generally is included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Irish tax paid on such income.

If AIU carries on a trade in the United Kingdom through a permanent establishment in the U.K., profits realized from such a trade in the U.K. would be subject to Irish corporation tax notwithstanding that such profits may also be subject to taxation in the U.K. A credit against the Irish corporation tax liability would be available for any U.K. tax paid on such profits, subject to the maximum credit being equal to the Irish corporation tax payable on such profits.

As long as our principal class of common stock is listed on a recognized stock exchange in an EU member state or country with which Ireland has a tax treaty (e.g., NASDAQ), and provided that such shares are substantially and regularly traded on that exchange, Irish dividend withholding tax does not apply to dividends and other distributions paid by AIU to AII, provided that AII makes an appropriate declaration, in prescribed form, to AIU before the dividend is paid.

AmTrust or any of our subsidiaries, other than AIU, will not be considered resident in Ireland for Irish tax purposes unless the central management and control of such companies is, as a matter of fact, located in Ireland.

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

AIU transferred its 50% interest in Tiger Capital, LLC to AII on December 31, 2011. Irish tax regulators provide for a capital gains tax exemption for companies on the disposal of certain shareholdings. We received a concession letter from the Irish tax regulators confirming that the capital gains tax exemption applied to AIU’s transfer of its interest in Tiger Capital, LLC.

Luxembourg

AHL, a Luxembourg holding company, is owned by AII, our Bermuda insurance company. AHL owns all of the issued and outstanding stock of seven Luxembourg-domiciled captive insurance companies that had accumulated equalization reserves, which are catastrophe reserves in excess of required reserves that are determined by a formula based on the volatility of the business reinsured. Because AII is an insurance company with the ability to cede losses, the captives are well-positioned to utilize their equalization reserves. Luxembourg does not impose any income, corporation or profits tax on AHL provided sufficient losses cause the equalization reserves to be exhausted. However, if the captives cease to write business or are unable to utilize their equalization reserves, they will ultimately recognize income that will be taxed by Luxembourg at a rate of approximately 30%.

For U.S. federal income tax purposes, AHL is a controlled foreign corporation and its taxable income, if any, will be included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Luxembourg tax paid on such income.

United Kingdom

AmTrust Europe, Ltd., (“AEL”) a company incorporated in the United Kingdom, is managed and controlled in the U.K. and, therefore, is treated as a resident in the U.K. for British tax purposes and subject to British corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by AEL is subject to British corporation tax at the rate of 24%. For U.S. federal income tax purposes, AEL is a controlled foreign corporation and its income generally is included in our

U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any British tax paid on such income.

AEL has established a branch office in Italy to facilitate its European medical liability business.  As a result, AEL is subject to taxation in Italy at a rate of 31.4% based on the profits specifically related to the activities of this branch.

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

Insurance companies are subject to an insurance premium tax at 6%. The premium tax applies to premiums for most general insurance, such as for buildings and contents and motor insurance, where the insured risk is in the U.K. Life assurance and other long term insurance remain exempt, though there are anti-avoidance rules surrounding long term medical care policies. As an anti-avoidance measure, the rate increases to 20% for insurance sold by suppliers of specified goods or services, e.g. mechanical breakdown insurance, travel insurance (irrespective of supplier), insurance sold with televisions and car hire, and, from April 1, 2004 forward, any “non-financial” GAP insurance sold through suppliers of motor vehicles or persons connected with them.

Ratings

Each of our Insurance Subsidiaries was assigned a letter rating of “A” (Excellent) by A.M. Best in 2012. An “A” rating is the third highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.

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

United States

We have eight operating insurance subsidiaries domiciled in the United States: Rochdale Insurance Company ("RIC"), TIC, Wesco Insurance Company (“WIC”), Associated Industries Insurance Company (“AIIC”), Milwaukee Casualty Insurance Co. (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and AmTrust Lloyd’s Insurance Company of Texas (“ALIC”) (the “U.S. Insurance Subsidiaries”).

Holding Company Regulation

We qualify as a holding company system under state-enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and periodically furnish information concerning its operations and transactions, particularly with other companies within the holding company system that may materially affect its operations, management or financial condition.

These laws require disclosure of material transactions within the holding company system and, in some cases. prior notice of or approval for certain transactions, including, among other things, (a) the payment of certain dividends, (b) cost sharing agreements, (c) intercompany agency, service or management agreements, (d) acquisition or divestment of control of or merger with domestic insurers, (e) sales, purchases, exchanges, loans or extensions of credit, guarantees or investments if such transactions are equal to or exceed certain thresholds, and (f) reinsurance agreements. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Change of Control

State insurance holding company laws require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre- and post-notification to the insurance departments of a change of control of certain non-domestic insurance companies licensed in those states, as well as post-notification of a change of control of certain agencies and third party administrators.

Any future transactions that would constitute a change of control, including a change of control of AmTrust and/or any of our U.S. Insurance Subsidiaries, would generally require the party acquiring or divesting control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of its insurance business within such state) and may also require pre-notification in certain other states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AmTrust, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they are authorized to conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to (a) grant and revoke licenses to transact business, including individual lines of authority, (b) set the standards of solvency to be met and maintained, (c) determine the nature of, and limitations on, investments and dividends, (d) approve policy rules, rates and forms prior to issuance, (e) regulate and conduct specific examinations regarding marketing, unfair trade, claims and fraud prevention and investigation practices, and (f) conduct periodic comprehensive examinations of the financial condition of insurance companies domiciled in their state. In particular, the U.S. Insurance Subsidiaries’ commercial policy rates and forms, including workers’ compensation policies, are closely regulated in all states. Workers’ compensation insurers are also subject to regulation by the specific workers’ compensation regulators in the states in which they provide such insurance.

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

Insurance agencies, producers, third party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Certain of our subsidiaries, including AmTrust North America, Inc., AmTrust North America of Florida, Inc., AMT Warranty Corp., AmTrust E&S Insurance Services, Inc., Builders & Tradesmen’s Insurance Services, Inc., CNH Capital Insurance Agency, Inc., IGI Underwriting Agency, Inc., Risk Services, LLC and Warrantech Corporation are subject to licensing requirements and regulation by insurance regulators in various states.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which our U.S. Insurance Companies are domiciled, for the new requirements to apply to us. Certain states have adopted some or all of these changes (Texas, Rhode Island and West Virginia adopted in 2011, California, Connecticut, Kentucky, Louisiana, Nebraska and Pennsylvania adopted in 2012, while Indiana adopted portions of the amendments and the New York Department of Financial Services issued guidance to insurers indicating that Department’s expectations that insurers adopt enterprise risk management as an internal tool); however, it is not yet clear to what extent more states will do so. It is anticipated that the NAIC will seek to make the amendments part of its accreditation standards for state solvency regulation, which would most likely motivate more states to adopt the amendments promptly. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report will be required in 2014, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study was required to be delivered to Congress within 18 months after enactment of the Dodd-Frank Act, but as of the date of this disclosure, had not yet been issued. This report could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation. In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” If an insurance company is designated as systemically important, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct.

The Dodd-Frank Act also incorporates the Non-Admitted and Reinsurance Reform Act (“NRRA”), which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the state where an insurer is domiciled (or, if it's an alien insurer, its port of entry) exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. Financial examinations of SNIC and ALIC were completed by the Texas Department of Insurance for the period ended December 31, 2008. Examinations of the financial conditions of AICK and RIC were also made as of December 31, 2008 by the Kansas Insurance Department and the New York Department of Insurance, respectively. Financial examinations of AIIC, MCIC and TIC were completed in 2012 for the period ending December 31, 2010 by the Florida Office of Insurance Regulation, the Wisconsin Insurance Department and the New Hampshire Insurance Department, respectively. Currently, we have an ongoing financial examination of WIC by the Delaware Insurance Department for the period ending December 31, 2011. Additionally, we have received notice that AICK is currently under examination with an emphasis on the financial results reported for the period between January 1, 2009 through December 31, 2011. Moreover, since SNIC was recently re-domesticated from Texas to Delaware, we were recently advised that an examination of the financial condition of SNIC will be made by the Delaware Insurance Department during the 2013 calendar year.

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time. WIC was subject to a market conduct examination (for workers' compensation only) by the California Department of Insurance during the 2011 calendar year.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance Subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2012, each of our U.S. Insurance Subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in national and state reinsurance pools managed by NCCI where the results of all policies provided through these NCCI pools are shared by the participating companies. Currently, our U.S. Insurance Subsidiaries satisfy their residual market obligations by participating in the NCCI pools. None of our U.S. Insurance Subsidiaries issues policies to employers assigned to them except to the extent that TIC acts as a servicing carrier for workers’ compensation assigned risk plans in nine states (“Assigned Risk Plans”).

Coverage provided by the Assigned Risk Plans is offered through servicing carriers, which issue policies to employers assigned to them by the Assigned Risk Plan’s administrator. Polices issued pursuant to the Assigned Risk Plans are 100% reinsured by the NCCI pools, which are funded by assessments on insurers which write workers’ compensation insurance in the states which participate in the pools.

As noted above, TIC acts as a servicing carrier for the Assigned Risk Plans. Servicing carrier contracts are generally awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the NCCI pools. We began writing policies as a servicing carrier effective January 1, 2008.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $2.7 million, $2.2 million and $1.1 million from such state-managed trust funds in 2012, 2011 and 2010, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2012, 2011 and 2010 was approximately $8.8 million, $6.4 million and $5.5 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). At December 31, 2012, our U.S. Insurance Subsidiaries’ risk-based capital levels exceeded the minimum level that would trigger regulatory attention.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist U.S. based state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business.

In 2012, one of our Insurance Companies (TIC) had four ratios departing from the usual values. For TIC, the investment yield was below the usual result range. Through October 1, 2012, TIC owned another insurance company, RIC, which had a carrying value of approximately $47 million. Any income that RIC generated was excluded for statutory purposes. The remaining three unusual values for TIC were caused by our intercompany reinsurance structure. TIC retains 20% of their written premium and as a result of this structure, unusual values are created for the IRIS test that centers around the measurement of assets to liabilities as well as surplus. SNIC had three ratios departing from the usual range, with one falling outside the usual range due to a decline in investment yield, one unusual range for change in net written premium and one for change in policy holder’s surplus. These unusual results related to a capital contribution received by SNIC of approximately $27 million from its parent. All of our remaining U.S. Insurance Subsidiaries had none, one or two ratios outside of the usual values.

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

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, states have implemented additional regulations to address privacy issues. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. To the best of our knowledge, we are in compliance with all applicable privacy laws and regulations.

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

Ireland

AIU is a non-life insurance company organized under the laws of Ireland. AIU is subject to the regulation and supervision of the Central Bank of Ireland (the “Irish Central Bank”) pursuant to the Insurance Acts 1909 to 2000, as amended (the “Insurance Acts”) and the European Communities (Non Life Framework) Regulations 1994 (as amended) (the “Regulations”). AIU has been authorized to underwrite various classes of non-life insurance business. AIU (as an Irish authorized insurance company) is permitted to carry on insurance business in any other member state of the European Economic Area (“EEA”) by way of freedom to provide services, on the basis that it has notified the Irish Central Bank of its intention to do so, or by way of freedom of establishment, subject to the approval of the Irish Central Bank, and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good.”

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to specified levels, must first notify the Irish Central Bank of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, such that such holdings amount to a qualifying holding exceeding or falling below the “specified levels,” to notify the Irish Central Bank. If the Irish Central Bank is not satisfied as to the suitability of the acquirer in view of the necessity to “ensure the sound and prudent management of the insurance undertaking,” it may oppose the proposed transaction. Under the European Communities (Assessment of Acquisitions in the Financial Sector) Regulations 2009, there is a strict time-frame for the assessment of a proposed transaction, which may take up to 80 working days. A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the insurance company becoming the acquirer’s subsidiary.

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

The amount of the minimum guarantee fund that AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2012 was approximately €19.2 million. The amount of the minimum guarantee fund may never be less than €3.7 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines issued by the Irish Central Bank.

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

Independent Approved Auditor

Every registered insurer must appoint an independent auditor (the “approved auditor”) who annually audits and reports on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AII, are required to be filed annually with the Bermuda Monetary Authority (“BMA”). The approved auditor of AII must be approved by the BMA. AII’s approved auditor is Arthur Morris & Company.

Loss Reserve Specialist

As a registered Class 3 insurer, AII is required to submit an opinion of an approved loss reserve specialist with its statutory financial return in respect of its loss and loss adjustment expense provisions. The loss reserve specialist, who is normally a qualified casualty actuary, must be approved by the BMA.

Approved Actuary

Long-term insurers are required to submit an annual actuary’s certificate when filing their statutory financial returns. The actuary, who is normally a qualified life actuary, must be approved by the BMA.

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

Notification by Shareholder Controller of New or Increased Control

Pursuant to Section 30E of the Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of AII’s shares must notify the BMA in writing within 45 days of becoming such a holder, or 30 days from the date such person has knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. A person that does not comply with such a notice from the BMA will be guilty of an offense.

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

Notification of Change of Officer

As a Class C insurer, AII must notify the BMA in writing of the fact that any person has become or ceased to be an officer of the company. Such notice must be served before the end of a period of 45 days beginning with the day on which the insurer became aware of the relevant facts. For these purposes, “officer” means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

United Kingdom

AEL is a non-life insurance company organized under the laws of the United Kingdom (including the Companies Act 2006 and the Financial Services and Markets Act 2000 (FSMA)).

AEL has been authorized by the Financial Services Authority (FSA) to underwrite various classes of non-life insurance business within the U.K. and, for certain of these classes it is authorized to underwrite risks within some member states of the European Economic Area under the European Council Non-Life Insurance Directives. This is either on a “freedom of services” or on a “freedom of establishment” basis and is subject to complying with such “general good” conditions as may be laid down by the local regulatory authorities.

Change in Control

The FSMA requires controllers of insurers to be approved by the FSA. This includes individuals or corporate bodies who wish to take, or increase, control in an FSA authorized insurer. A change in control also occurs when an existing controller decreases control.

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital or voting power of the authorized insurer, (ii) owns or controls 10% or more of the issued share capital or voting power of a controller of the authorized insurer, or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers. In the case of AEL, this includes, AmTrust Financial Services, Inc., AII, AII Insurance Management Limited, AII Reinsurance Broker Ltd., AmTrust North America, Inc. and Barry Zyskind, Michael Karfunkel, Leah Karfunkel and George Karfunkel.

Financial Requirements and Regulatory Guidelines

AEL is required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) that the FSA issues in respect of the company. The ICG is the amount of capital resources that the FSA considers a company should carry to maintain financial adequacy taking into account the company’s business profile, structure and risk management systems. As of December 31, 2012, AEL maintained capital resources in excess of the required ICG.

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

Change of UK Financial Regulator

On April 1, 2013, the United Kingdom financial services regulation regime will change. This change includes separating the regulation of prudential and conduct operations - both currently regulated by the FSA - and replacing the FSA with two new organizations: the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). The PRA is a subsidiary of the Bank of England. As an insurance company, AEL will be “dual regulated” by both the PRA and FCA. The United Kingdom's government's stated aim is to foster a regulatory culture of judgment, expertise and proactive supervision. The FCA will have a more proactive, interventionist approach and has been given a new product intervention power that will enable it to act quickly to ban or impose restrictions on financial products. It is likely that all insurance companies will come under greater regulatory scrutiny than under the current FSA regime.

Solvency II

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that would apply to our businesses across the European Union (including the United Kingdom). Although Solvency II was originally supposed to become effective by October 31, 2012, the timetable has been delayed a number of times and, at the time of this report, the European Commission has set no definitive implementation date. The FSA has indicated that, in the absence of a definitive implementation date, it is working on the basis that it is now impractical for Solvency II to be implemented before January 1, 2016, and thus during 2015, insurance companies will be required to demonstrate that they will be in a position to comply with Solvency II by that date. However, the FSA acknowledges that this policy may change depending on the proceedings of the European Commission. Although the details of how Solvency II will apply to us are not yet fully known given the uncertainty surrounding its implementation, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. In addition, under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. While it is not yet known how these actions will impact us, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

Offices

Our principal executive offices are located at 59 Maiden Lane, 6th Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2012, we had approximately 2,100 employees worldwide.

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

Risks Related to Our Business

During or following a period of disruption in the financial markets, as markets stabilize and begin a slow recovery, our business could be materially and adversely affected.

The financial markets have experienced significant volatility worldwide since the third quarter of 2008, and the United States, European and other foreign economies are experiencing a prolonged period of slow or limited economic growth, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have moderately improved, financial markets continue to experience periodic volatility and uncertainty remains regarding the duration and strength of any economic recovery. The trend toward recovery and growth may not continue. Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as employment rates, may continue to be weak. Although the United States, European and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear what the effects of those actions will be over the long term and it is possible those actions could lead to an inflationary environment.

Economic uncertainty has been impacted by the fact that one or more European sovereign debt issuers have had to seek financial support from supranational entities. Actions or inactions of European governments may exacerbate these actual or perceived risks. Future actions or inactions of the United States government, including an inability to approve appropriations or increase the debt ceiling, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due, which would disrupt financial markets.

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

Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. In addition, because earned premiums lag written premiums, our results can be adversely affected even after general economic conditions have improved. An inflationary environment (which may follow government efforts to stabilize the economy) may also adversely impact our loss reserves and could adversely impact the valuation of our investment portfolio. Finally, as a result of the financial market disruptions over the past several years, we may face increased regulation, as discussed below. Any or all of these risks could adversely affect our business.

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

In particular, workers’ compensation claims are often paid over a long period of time andthere are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses.

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

Catastrophic losses, including those resulting from the negative effects of climate change, or the frequency of smaller insured losses may exceed our expectations as well as the limits of our reinsurance, which could adversely affect our financial condition or results of operations.

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophes can cause losses in multiple property and casualty lines, including property and workers’ compensation. Workers’ compensation constitutes approximately 30% of our business and we write commercial property insurance in our Specialty Program Business segment and our Small Commercial Business segment. In addition, during 2012, we made a 30% investment in a crop insurance managing general agency through which we will issue policies that cover crop-related revenue shortfalls or production losses due to natural causes and other perils such as drought, excessive moisture, hail, wind, frost, insects, and disease. The incidence and severity of catastrophes, such as those due to natural disasters and also large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial.

Longer-term weather trends are changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that may be associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain and snow. Climate change could increase the frequency and severity of catastrophe losses we experience in both coastal and non-coastal areas.

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

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating workers’ compensation coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information were incomplete or inaccurate, we may under-price premiums by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to accurately price our policies, we:

•	collect and properly analyze a substantial volume of data from our insureds;

•	develop, test and apply appropriate rating formulas;

•	closely monitor and timely recognize changes in trends; and

•	project both frequency and severity of our insureds’ losses with reasonable accuracy.

We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, principally:

•	insufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our failure to implement appropriate rating formulas or other pricing methodologies;

•	regulatory constraints on rate increases;

•	unexpected escalation in the costs of ongoing medical treatment;

•	our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.

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

Rating agencies evaluate insurance companies based on their ability to pay claims. Each of our Insurance Subsidiaries is rated “A” (Excellent) by A.M. Best. An “A” rating is the third highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our Insurance Subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

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

As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss and catastrophe reinsurance. The Maiden Quota Share and the reinsurance agreement for our European medical liability business reinsure approximately 40% of our net retained premiums. In addition, we purchase reinsurance on an excess of loss and catastrophe basis for protection against catastrophic events and other large losses. Market conditions beyond our control, in terms of price and available capacity, may affect the level of our business and profitability. The Maiden Quota Share was renewed through June 30, 2014 and our excess of loss and catastrophe reinsurance facilities are generally subject to annual renewal.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2012, we had an aggregate amount of approximately $1.3 billion of recoverables from third-party reinsurers on paid and unpaid losses.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

Maiden Holdings, Ltd., or Maiden, is a publicly-held Bermuda insurance holding company (NASDAQ: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, our principal shareholders, and, respectively, our chairman of the board of directors, one of our directors, and our chief executive officer and director. As of December 31, 2012, our principal shareholders, Michael Karfunkel, Leah Karfunkel (the wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind own or control approximately 5.4%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance, a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

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

ACAC is an insurance holding company owned by The Michael Karfunkel 2005 Grantor Retained Annuity Trust, or the Trust, Michael Karfunkel, individually, and us. On March 1, 2010, the GMAC Insurance consumer property and casualty business was acquired by ACAC from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation. Michael Karfunkel is one of our principal shareholders and our chairman of the board of directors. We own 53,054,000 shares of Series A Preferred Stock in ACAC, which provides for an 8% cumulative dividend, and is non-redeemable and convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC. Assuming the conversion of our Series A Preferred Stock in

ACAC, the Trust and Michael Karfunkel would own, respectively, 56.98% and 21.77% of the issued and outstanding common stock of ACAC.

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

We receive significant ceding commission from Maiden.

We receive significant ceding commissionfrom Maiden through the Maiden Quota Share and our reinsurance agreement with Maiden Insurance for our European medical liability business.

Pursuant to the Maiden Quota Share, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies, or the AmTrust Ceding Insurers, net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses, excluding certain specialty risk programs that we commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AIU, for which the AmTrust Ceding Insurers’ net retention exceeds $5.0 million (the “Covered Business”).

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission based on a percentage of ceded written premiums with respect to all Covered Business. Commencing January 1, 2012, the ceding commission with respect to all Covered Business, other than the retail commercial package business, is adjusted on a quarterly basis to between 30% and 31% of ceded premium depending on what percentage the Specialty Risk and Extended Warranty subject premium, excluding ceded premium related to our medical liability business discussed below, is of the total subject premium. The ceding commission for the retail commercial package business is 34.375% of ceded premium.

Effective April 1, 2011, we, through our subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which we cede to Maiden Insurance 40% of our European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year, automatically renews for one-year terms and can be terminated by either party on four months’ notice. Maiden Insurance pays us a 5% ceding commission, and we will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

There is no assurance that these arrangements will remain in place beyond their current terms, and we may not be able to readily replace these arrangements if they terminate. If we were unable to continue or replace these arrangements on equally favorable terms, our underwriting capacity and commission and fee income could decline, we could experience a downgrade in our A.M. Best rating, and our results of operations and financial condition may be adversely affected.

We receive significant service and fee income from ACAC and Maiden.

We receive significant service and fee income from ACAC and Maiden through asset management agreements, by which we manage Maiden's and ACAC's invested assets, a reinsurance brokerage agreement with Maiden, by which we provide Maiden Insurance certain reinsurance brokerage services, and a master services agreement with ACAC, by which we provide ACAC and its affiliates information technology development services in connection with the development and licensing of a policy management system and printing and mailing services for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for ACAC and its affiliates on the policy management system.

Pursuant to the asset management agreements, we receive from each of Maiden and ACAC an annual rate of 0.20% for periods in which each company's respective average invested assets are $1.0 billion or less and an annual rate of 0.15% for periods in which each company's respective average invested assets exceeds $1.0 billion. Pursuant to the brokerage agreement with Maiden Insurance, we provide brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium.

Pursuant to the master services agreement with ACAC, we provide ACAC and its affiliates the information technology development services described above at a cost of 1.25% of gross written premium of ACAC and its affiliates plus our costs for development and support services. We provide the printing and mailing services at a per piece cost for policy and policy related materials.

There is no assurance that these arrangements will remain in place. If we no longer provide these services to Maiden and ACAC and do not replace them with services provided to other parties on equally favorable terms and at similar levels, our service and fee income could decline, which may adversely affect our results of operations and financial condition.

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

In addition, our growth strategy of expanding in our existing markets, opportunistically acquiring books of business, other insurance companies or producers, entering new geographic markets and further developing our relationships with independent agencies and extended warranty/service contract administrators subjects us to various risks, including risks associated with our ability to:

•	identify profitable new geographic markets for entry;

•	attract and retain qualified personnel for expanded operations;

•	identify, recruit and integrate new independent agencies and extended warranty/service contract administrators;

•	identify potential acquisition targets and successfully acquire them;

•	manage risks associated with the acquisition of entities in foreign markets with which we are less familiar;

•	expand existing agency relationships; and

•	augment our internal monitoring and control systems as we expand our business.

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

If we experience security breaches or other disruptions involving our technology, our ability to conduct our business could be adversely affected, we could be liable to third parties and our reputation could suffer.

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

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. We have implemented security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. We also assess and monitor the security measures of our third-party business partners, who in the provision of services to us are provided with or process information pertaining to our business or our clients. Despite these measures, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers' information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or intangible assets, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If we determine that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.

Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of our intangible assets at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.

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

As of December 31, 2012, our total consolidated indebtedness was approximately $302 million. This $302 million does not include approximately $168 million aggregate principal amount of a loan made by Maiden Insurance to AII in connection with a reinsurance agreement between the two parties that requires Maiden Insurance to provide sufficient collateral to secure its proportionate share of AII’s obligations. This amount is accounted for as a note payable on our balance sheet. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

As of December 31, 2012, our annual debt service obligation on our outstanding indebtedness was approximately $20 million. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our credit facility, our convertible senior notes, or any indebtedness that we have incurred or may incur in the future, we would be in default, which would permit the holders of our convertible senior notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under our credit facility or our other notes and indebtedness. Any default under our notes, our credit facility or any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

Additional capital that we may require in the future may not be available to us, or only available to us on unfavorable terms.

Our future capital requirements will depend on many factors, including regulatory requirements, the financial stability of our reinsurers, future acquisitions and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth to support future operating requirements or cover claims. If we have to raise additional capital, equity or debt financing may not be available to us or may be available only on terms that are not favorable, such as terms resulting in dilution to our stockholders, or the securities sold may have rights, preferences and privileges senior to our currently issued and outstanding common stock. In addition, under certain circumstances, we may sell our common stock, or securities convertible or exchangeable into shares of our common stock, at a price per share less than the market value of our common stock. If we cannot obtain adequate additional capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2012, our investment in fixed income securities was approximately $2.07 billion, or 79.8% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will decrease. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2012, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $100.7 million.

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

As of December 31, 2012, the fair value of our portfolio of life settlement contracts was approximately $194 million million and constituted approximately 7.5% of the fair value of our cash and investment portfolio (inclusive of these life settlement contracts). We have a 50% ownership interest in the entities that hold the life settlement contracts.

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

We conduct business outside the United States primarily in the United Kingdom, Bermuda, Italy, Ireland, France, Norway, Luxembourg, Spain and Canada. While our business outside of the United States currently constitutes approximately 29% of our gross written premium, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our operating results may be adversely affected by currency fluctuations and our ability to repatriate cash from our foreign operations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2012 and 2011, approximately 29% and 34%, respectively, of our gross written premiums written were written in currencies other than the U.S. dollar. As of December 31, 2012 and 2011, approximately 20% and 12%, respectively, of our cash and investments were denominated in non-U.S. currencies. We hold investments denominated in Euros and British Pounds because we write business in the EU and the United Kingdom, and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies or be unable to repatriate cash to the United States, or otherwise make available cash in the United States, and to do so at a favorable foreign exchange rate and with favorable tax ramifications, all of which could adversely affect our operating results.

We may be subject to taxes on our Luxembourg affiliates’ equalization reserves.

In 2009, we acquired a Luxembourg holding company and five Luxembourg-domiciled captive insurance companies. During 2010 - 2012, we made several additional acquisitions of Luxembourg-domiciled captive insurance companies. In connection with these transactions, we acquire the equalization reserves of the captive insurance companies. An “equalization reserve” is a catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the captive insurance company. Provided that we are able to cede losses to the captive insurance companies through intercompany reinsurance arrangements that are sufficient to exhaust the captives’ equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the captive insurance companies. However, if the captive reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would recognize income that would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2012, we had approximately $412 million of unutilized equalization reserves.

Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.

Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, our interpretation of tax laws and the interpretations given to those tax laws by taxing authorities and courts, the timing of future income and deductions, and our expected levels and sources of future taxable income. Additionally, from time to time there are changes to tax laws and interpretations of tax laws that could change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows.

We are subject to U.S. federal and various state and foreign jurisdiction taxes. We are periodically under routine examination by various federal, state, local and foreign authorities regarding tax matters and our tax positions could be successfully challenged and the costs of defending our tax positions could be considerable, both of which could negatively affect our results of operations.

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

We are an insurance holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our Insurance Subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of our funds.

Payment of dividends by our Insurance Subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (primarily Ireland, England and Bermuda), including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result, at times, we may not be able to receive dividends from our Insurance Subsidiaries, which would affect our ability to pay dividends on our capital stock, as discussed below. As of December 31, 2012, our Insurance Subsidiaries collectively could pay dividends to us of $403.1 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

Risks Related to Our Industry

The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is also dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. We cannot predict with certainty the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control. We have experienced increased price competition in certain of our target markets, and these cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

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

As more fully described in “Item 1. Business — Regulation — United States — Federal and State Legislative and Regulatory Changes,” in recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance.

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including during and after the financial crisis in 2008, to impose federal regulation on the insurance industry. On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, which is more fully described in “Item 1. Business — Regulation — United States — Federal and State Legislative and Regulatory Changes.” These types of state and federal regulations could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

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

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that would apply to our businesses across the European Union (including the United Kingdom), as more fully described in “Item 1. Business — Regulation —  Solvency II.” While it is not yet known how Solvency II will impact us or when it will be implemented, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management. It is possible that Solvency II may increase our capital requirements and the new regulations have the potential to adversely affect the profitability of our businesses subject to Solvency II. In addition, at this point, it is unclear whether the new regulations will apply only to our businesses across the European Union (including the United Kingdom) or to all of our operations, both within and outside of the European Union. If the regulations do apply to our holding company in the U.S., we could be subject to even more onerous requirements under the new regulations, which could have a significant adverse effect on our ability to operate profitably.

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

The effects of litigation on our business are uncertain.

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

Based on the number of shares outstanding as of December 31, 2012, Barry D. Zyskind, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust) and George Karfunkel, directly or indirectly, collectively own or control approximately 58% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASDAQ Listing Rule 5615(c). At present, a majority of the members of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

If we were to cease being a controlled company as a result of the issuance of common stock by us or dispositions of common stock beneficially held by Barry D. Zyskind, Michael Karfunkel, Leah Karfunkel and George Karfunkel, we would have to comply with the board committee independence requirements of the NASDAQ Global Select Market within specified periods, which would involve having an entirely independent compensation committee and nominating and corporate governance committees within one year after ceasing to be a controlled company. If we are unable to achieve compliance with these requirements, our common stock could be de-listed from the NASDAQ Global Select Market.

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

As discussed above, the ability of our insurance subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our Insurance Subsidiaries could not pay dividends, we may not, in turn, be able to pay dividends to shareholders. In addition, the terms of our junior subordinated debentures and our credit facility limit, in some circumstances, our ability to pay dividends on our common stock, and future financing arrangements may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock.

We have a history of paying dividends to our shareholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner discussed above. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

In addition, we lease an aggregate of approximately 385,000 square feet of office space in 51 locations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 3. Legal Proceedings

We are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “AFSI” on November 13, 2006. We have one class of authorized common stock for 100,000,000 shares at a par value of $0.01 per share. As of February 19, 2013, there were approximately 160 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and the cash dividends declared with respect to such shares:

2012	High	Low	Dividends Declared
First quarter (1)	$25.21	$20.00	$0.09
Second quarter (1)	$27.93	$23.41	$0.10
Third quarter (1)	$27.90	$24.77	$0.10
Fourth quarter	$29.34	$23.90	$0.10

2011	High	Low	Dividends Declared
First quarter (1)	$17.95	$15.75	$0.08
Second quarter (1)	$20.90	$16.50	$0.08
Third quarter (1)	$22.49	$18.63	$0.09
Fourth quarter (1)	$25.12	$19.17	$0.09

(1) The prices have been adjusted for a ten percent stock dividend which was paid during the third quarter of 2012.

On February 19, 2013, the closing price per share for our common stock was $34.14.

Dividend Policy

Our board of directors has historically declared the payment of quarterly cash dividends. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements. On August 6, 2012, our Board of Directors declared a 10% stock dividend applicable to all stockholders as of the close of business on the record date of September 4, 2012. Such stock dividend was paid on September 20, 2012. Each of our stockholders as of the record date received 0.10 additional shares of common stock for each one share of common stock they held as of the close of business on the record date. Holders of fractional shares of common stock received cash in lieu of fractional shares.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our Insurance Subsidiaries pursuant to management agreements and tax sharing agreements,as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. The ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our Insurance Subsidiaries is regulated by insurance laws of various states, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds. In addition, the terms of our junior subordinated debentures, revolving credit facility and convertible senior notes limit, in the event of certain circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. As a result, at times, we may not be able to receive dividends from our Insurance Subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2012, our Insurance Subsidiaries could pay dividends to us of $403.1 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2012, our Insurance Subsidiaries paid us dividends of $7.2 million.

Share Repurchase Plan

In November 2007, our board of directors authorized us to repurchase up to three million shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. Management plans to utilize the authority at such times and to the extent that management determines it is in our best interests. As of December 31, 2012, we have repurchased 771,287 shares related to this authorization. We did not repurchase any shares related to the above authorization during the years ended December 31, 2012 and 2011.

The following table summarizes the Company's stock repurchases for the three month period ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
October 1 - 31, 2012	—	—	—	2,223,713
November 1 - 30, 2012	—	—	—	2,223,713
December 1 - 31, 2012	729	$28.66	—	2,223,713
Total	729	$28.66	—	2,223,713

(1) Includes 729 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning December 31, 2007 and ending on December 31, 2012 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on December 31, 2007.

Comparative Cumulative Total Returns Since 12/31/07 for AmTrust Financial
Services, Inc.: NASDAQ Composite and NASDAQ Insurance

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA, LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in Thousands)
Selected Income Statement Data(1)
Gross written premium	$2,749,326	$2,150,472	$1,560,822	$1,198,946	$1,110,574
Ceded gross written premium	(1,101,289)	(873,875)	(733,596)	(555,520)	(555,661)
Net written premium	$1,648,037	$1,276,597	$827,226	$643,426	$554,913
Change in unearned premium	(229,185)	(239,736)	(81,567)	(69,544)	(115,816)
Net earned premium	$1,418,852	$1,036,861	$745,659	$573,882	$439,097
Ceding commission – primarily related party	196,982	153,953	138,261	113,931	115,474
Service and fee income	172,174	108,660	62,067	30,690	28,978
Net investment income	68,167	55,515	50,517	55,287	60,467
Net realized gain (loss) on investments	8,981	2,768	5,953	(33,579)	(64,585)
Other revenues	—	—	—	—	(2,900)
Total revenues	$1,865,156	$1,357,757	$1,002,457	$740,211	$576,531
Loss and loss adjustment expense	922,675	678,333	471,481	327,771	238,303
Acquisition costs and other underwriting expenses(2)	543,713	398,404	302,809	244,279	203,747
Other(3)	161,320	86,611	56,403	22,232	17,318
Total expenses	$1,627,708	$1,163,348	$830,693	$594,282	$459,368
Income before other income (expense), income taxes and equity in earnings (loss) of unconsolidated subsidiaries	$237,448	$194,409	$171,764	$145,929	$117,163
Other income (expense):
Interest expense	(28,508)	(16,079)	(12,902)	(16,884)	(18,277)
Net gain on investment in life settlement contracts	13,822	46,892	11,855	—	—
Foreign currency (loss) gain	(242)	(2,418)	684	2,459	2,700
Acquisition gain on purchase	—	5,850	—	—	—
Total other income (expense)	$(14,928)	$34,245	$(363)	$(14,425)	$(15,577)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	$222,520	$228,654	$171,401	$131,504	$101,586
Provision for income taxes	46,955	42,372	47,053	27,459	20,567
Income before equity in earnings (loss) of unconsolidated subsidiaries and minority interest	175,565	186,282	124,348	104,045	81,019
Equity in earnings (loss) of unconsolidated subsidiaries – related parties	9,295	4,882	23,226	(822)	(991)
Net income	184,860	191,164	147,574	103,223	80,028
Non-controlling interest	(6,873)	(20,730)	(5,109)	—	2,900
Net income attributable to AmTrust Financial Services, Inc.	$177,987	$170,434	$142,465	$103,223	$82,928

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in Thousands, Except Percentages and per Share Data)
Per Share Data
Basic Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common shareholders – basic	$2.67	$2.58	$2.17	$1.58	$1.26
Basic weighted average shares outstanding	66,499	65,915	65,532	65,512	66,070
Diluted Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common shareholders – diluted	$2.57	$2.52	$2.14	$1.56	$1.24
Diluted weighted average shares outstanding	68,850	67,661	66,426	66,034	66,751
Dividend declared per common share	$0.39	$0.34	$0.29	$0.23	$0.18
Selected Insurance Ratios and Operating Information
Net loss ratio(4)	65.0%	65.4%	63.2%	57.1%	54.3%
Net expense ratio(5)	24.4%	23.6%	22.1%	22.7%	20.1%
Net combined ratio(6)	89.5%	89.0%	85.3%	79.8%	74.4%
Return on equity(7)	17.5%	21.2%	22.2%	21.5%	21.2%

	As of December 31,
	2012	2011	2010	2009	2008
	(Amounts in Thousands)
Selected Balance Sheet Data
Cash, cash equivalents and restricted cash	$493,132	$429,951	$201,949	$233,810	$192,053
Investments	2,203,270	1,656,687	1,357,012	1,181,016	1,169,387
Reinsurance recoverable	1,318,395	1,098,569	775,432	643,321	584,822
Premiums receivable, net	1,251,262	932,992	727,561	495,871	419,577
Goodwill and intangibles assets	514,967	372,786	197,826	116,828	102,425
Total assets	7,417,237	5,732,518	4,182,453	3,400,364	3,143,893
Reserves for loss and loss adjustment expense	2,426,400	1,879,175	1,263,537	1,091,944	1,014,059
Unearned premiums	1,773,593	1,366,170	1,024,965	871,779	759,915
Deferred income tax asset (liability)	(225,484)	(118,396)	9,883	7,615	76,910
Note due to seller	—	7,170	14,400	21,128	27,561
Notes payable	—	—	6,667	20,000	33,333
Convertible senior notes	161,218	138,506	—	—	—
Junior subordinated debt	123,714	123,714	123,714	123,714	123,714
Common stock and additional paid in capital less treasury stock	468,226	282,805	249,086	243,930	245,460
Total equity	1,144,121	890,563	716,514	569,392	392,548

(1)	Results for a number of periods were affected by our various acquisitions from 2008 to 2012.

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

We transact business primarily through our eleven Insurance Subsidiaries:

Company	A.M. Best Rated	Coverage Type Offered	Coverage Market	Domiciled
Technology Insurance Company, Inc. (“TIC”)	A (Excellent)	Small commercial, specialty program and specialty risk & extended warranty	United States	New Hampshire
Rochdale Insurance Company (“RIC”)	A (Excellent)	Small commercial, specialty program and specialty risk & extended warranty	United States	New York
Wesco Insurance Company (“WIC”)	A (Excellent)	Small commercial, specialty program and specialty risk & extended warranty	United States	Delaware
Associated Industries Insurance Company, Inc. (“AIIC”)	A (Excellent)	Workers’ compensation	United States	Florida
Milwaukee Casualty Insurance Co. (“MCIC”)	A (Excellent)	Small Commercial Business	United States	Wisconsin
Security National Insurance Company (“SNIC”)	A (Excellent)	Small Commercial Business	United States	Delaware
AmTrust Insurance Company of Kansas, Inc. (“AICK”)	A (Excellent)	Small Commercial Business	United States	Kansas
AmTrust Lloyd’s Insurance Company (“ALIC”)	A (Excellent)	Small Commercial Business	United States	Texas
AmTrust International Underwriters Limited (“AIU”)	A (Excellent)	Specialty Risk and Extended Warranty; specialty program	European Union and United States	Ireland
AmTrust Europe, Ltd. (“AEL”)	A (Excellent)	Specialty Risk and Extended Warranty	European Union	England
AmTrust International Insurance Ltd. (“AII”)	A (Excellent)	Reinsurance	United States and European Union	Bermuda

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

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on equity was 17.5%, 21.2% and 22.2% for the years ended December 31, 2012, 2011 and 2010, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our Insurance Subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.5%, 89.0% and 85.3% for the years ended December 31, 2012, 2011 and 2010, respectively. A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $68.2 million, $55.5 million and $50.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We held 19.0% and 21.1% of total invested assets in cash and cash equivalents as of December 31, 2012 and 2011, respectively.

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

Acquisitions

First Nonprofit Companies, Inc.

On December 31, 2012, we completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55 million. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5 billion of annual payroll. FNC offers unique services as well as insurance programs which are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $55 million, which consisted primarily of goodwill and intangible assets of $28.2 million and $40.5 million, respectively. The intangible assets consist of customer relationships and have a life of 18 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment. The acquisition of FNC had no impact on the Company's results of operations for 2012.

AHL

During 2012 and 2011, AmTrust Holdings Luxembourg S.A.R.L (“AHL”) completed a series of acquisitions described below. AHL is a holding company that purchases Luxembourg captive insurance entities that allows us to obtain the benefit of the captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries. AHL and the result of our utilization of the captives' loss reserves are included in our Specialty Risk and Extended Warranty segment.

In December 2012, AHL acquired all the issued and outstanding stock of Inter Re S.A., a Luxembourg domiciled captive insurance company, from USG People. The purchase price of Inter Re S.A. was approximately $40.6 million. We recorded approximately $44.8 million of cash, intangible assets of $8.5 million and a deferred tax liability of $12.7 million. Inter Re S.A. subsequently changed its name to AmTrust Re Epsilon.

In December 2012, AHL acquired all the issued and outstanding stock of Socare S.A., a Luxembourg domiciled captive insurance company, from Cactus S.A. The purchase price of Socare S.A. was approximately $119.3 million. We recorded approximately $130.5 million of cash, intangible assets of $26.2 million and a deferred tax liability of $37.4 million. Socare S.A. subsequently changed its name to AmTrust Re Theta.

In December 2011, AHL acquired all the issued and outstanding stock of Reaal Reassurantie S.A., a Luxembourg domiciled captive insurance company, from SNS REAAL N.V. and REAAL N.V. The purchase price of Reaal Reassurantie S.A. was approximately $71.9 million. We recorded approximately $78.7 million of cash, intangible assets of $15 million and a deferred tax liability of $22.3 million. Reaal Reassurantie S.A. subsequently changed its name to AmTrust Re Kappa.

In December 2011, AHL acquired all the issued and outstanding stock of Vandermoortele International Reinsurance Company SA, a Luxembourg domiciled captive insurance company, from NV Vandermoortele, Vandemoortele International Finance SA and NV Safinco. The purchase price of Vandermoortele International Reinsurance Company SA was approximately $66 million. We recorded approximately $71.4 million of cash, intangible assets of $10.6 million and a deferred tax liability of $16 million. Vandermoortele International Reinsurance Company SA subsequently changed its name to AmTrust Re Zeta.

In June 2011, AHL acquired all the issued and outstanding stock of International Crédit Mutuel Reinsurance SA (“ICM Re”), a Luxembourg domiciled captive insurance company, from Assurance du Credit Mutuel IARD SA. The purchase price of ICM Re was approximately $315 million. We recorded approximately $347 million of cash, intangible assets of $55.9 million and a deferred tax liability of $87.8 million. ICM Re subsequently changed its name to AmTrust Re Alpha.

CNH Capital's Insurance Agencies

In July 2012, we completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as "CNH Capital Insurance Agencies," from CNH Capital, the financial services business of CNH Global N.V. The acquisition allows us to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, we entered into service and license agreements with CNH Capital whereby we will make future payments based on gross revenues of the CNH Capital Insurance Agencies. In accordance with FASB ASC 805, Business Combinations, we recorded a purchase price of $34 million, which consisted primarily of goodwill and intangible assets of approximately $21.3 million and $19.4 million, respectively. The intangible assets consist of renewal rights and licenses and have asset lives of between 5 and 10 years and are included in our Specialty Risk and Extended Warranty segment. As a result of this transaction, we recorded approximately $10 million of fee income during the year ended December 31, 2012. Additionally, we recorded approximately $30 million of written premium for the year ended December 31, 2012 related to CNH.

BTIS

In December 2011, we acquired the California-based Builders & Tradesmen’s Insurance Services, Inc. (“BTIS”), an insurance wholesaler and general agent specializing in insurance policies and bonds for small artisan contractors. The purchase agreement required us to make an initial payment of $5 million on the acquisition date and pay future incentives measured primarily on the overall profitability of the business for a period of approximately 4 years. In accordance with FASB ASC 805, Business Combinations, we recorded a purchase price of approximately $47 million, which included goodwill and intangibles of approximately $28.3 million and $29.9 million, respectively. The intangible assets included renewal rights, distribution networks and trademarks. The trademarks were determined to have an indefinite life while the renewal rights and distribution networks were determined to have lives of 11 years and 17 years, respectively. Additionally, we recorded a liability for approximately $2.4 million related to an unfavorable lease assumed in the transaction. BTIS's revenues are included within our Small Commercial Business segment as a component of service and fee income. We recorded approximately $18 million and $2 million of fee revenue as a result of this acquisition for the years ended December 31, 2012 and 2011, respectively. Additionally, we recorded written premium of approximately $70 million for the year ended December 31, 2012 related to BTIS.

Cardinal Comp

In September 2008, we entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”), a workers’ compensation managing general agent for which we paid the agency a commission for the placement of insurance policies. The agency operated in eight states and primarily in the state of New York. In September 2011, one of our subsidiaries entered into a renewal rights and asset purchase agreement with Cardinal Comp and Cook Inlet Alternative Risk LLC. The existing managing general agency agreement entered into in 2008 was terminated as part of the new agreement and will enable us to reduce commissions on written premium generated from the renewal rights agreement. In accordance with FASB ASC 805-10 Business Combinations, we recorded a purchase price of $30.4 million primarily for goodwill and intangible assets consisting of distribution networks, renewal rights and a trademark. The intangible assets have a life of between 2 and 16 years and are included as a component of the Small Commercial Business segment. We recorded approximately $91 million and $84 million of written premium related to Cardinal Comp for the years ended December 31, 2012 and 2011.

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

In accordance with FASB ASC 944-805 Business Combinations, we are required to adjust to fair value Majestic’s loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. We determined the fair value of the loss reserves to be $329 million. Accordingly, the amortization will be recorded as an expense on our income statement until fully amortized.

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

As a result of entering into the Purchase Agreement, in accordance with FASB ASC 805 Business Combinations, we recorded $3.9 million of intangible assets related to distribution networks and trademarks. The distribution networks have a life of 13 years and the trademarks have a life of 2 years. Additionally, we recorded a liability for approximately $0.4 million related to an unfavorable lease assumed in the transaction and a liability for approximately $0.8 million related to the above mentioned profit sharing provision. We recorded written premium, which is included in our Small Commercial Business segment, of approximately $104 million and $43 million for the years ended December 31, 2012 and 2011, respectively.

Strategic Investments

Investment in ACAC

During 2010, we completed our strategic investment in American Capital Acquisition Corporation (“ACAC”). We formed ACAC with The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). Michael Karfunkel, individually, and the Trust own 100% of ACAC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of ACAC.

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to us for an initial purchase price of approximately $53 million, which was equal to 25% of the capital initially required by ACAC, 53,054,000 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at our option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). We have pre-emptive rights with respect to any future issuances of securities by ACAC and our conversion rights are subject to customary anti-dilution protections. We have the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action at a meeting without at least one of our appointees in attendance and ACAC may not take certain corporate actions without the approval of a majority of its board of directors (including both of our appointees).

We, the Trust and Michael Karfunkel, individually, each will be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, the final payment of which is payable March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. Our proportionate share of such deferred payments will not exceed $7.5 million. In addition, in connection with our investment, ACAC granted us a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI. In February 2013, our obligation for any remaining deferred payment was eliminated.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in ACAC under the equity method. We recorded $9.3 million, $4.9 million and $24.5 million of income during the years ended December 31, 2012, 2011 and 2010, respectively related to our equity investment in ACAC.

Personal Lines Quota Share

We, effective March 1, 2010, reinsure 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedent, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. We have a 20% participation in the Personal Lines Quota Share, by which we receive 10% of the net premiums of the personal lines business and assume 10% of the related net losses. The Personal Lines Quota Share, which had an initial term of three years, was renewed through March 1, 2016 and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share, as amended on October 1, 2012 provides that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limited the premium that could be ceded by the GMACI Insurers to Technology Insurance Company, Inc. (“TIC”), one of our wholly-owned subsidiaries, to $133 million during calendar year 2012 to the extent TIC determined, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, we assumed $118.1 million, $102.6 million and $82.3 million of business from the GMACI Insurers during the years ended December 31, 2012, 2011 and 2010, respectively.

Master Services Agreement

We provide ACAC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of ACAC and its affiliates plus our costs for development and support services. In addition, we provide ACAC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for ACAC and its affiliates on the policy management system. We recorded approximately $14.4 million, $4.0 million and $2.0 million of fee income for the years ended December 31, 2012, 2011 and 2010, respectively, related to this agreement.

Asset Management Agreement

We manage the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We currently manage approximately $730 million of assets as of December 31, 2012 related to this agreement. As a result of this agreement, we earned approximately $1.5 million, $1.6 million and $1.5 million of investment management fees for the years ended December 31, 2012, 2011 and 2010, respectively.

As a result of the above service agreements with ACAC, we recorded fees totaling approximately $15.9 million, $5.6 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $5.4 million.

Life Settlement Contracts

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring certain life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel Grantor Retained Annuity Trust, for the purposes of acquiring additional life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policy, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide for certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with our 21.25% ownership percentage of ACAC, we ultimately receive 60.625% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

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

Total capital contributions of approximately $40 million and $43 million were made to the LSC entities during the years ended December 31, 2012 and 2011, respectively, for which we contributed approximately $20 million and $22 million in those same periods. The LSC entities used a majority of the contributed capital to acquire certain life insurance policies of approximately $15.8 million and $31.0 million for the years ended December 31, 2012 and 2011, respectively. Our investments in life settlements and cash value loans were approximately $193.9 million and $136.8 million as of December 31, 2012 and 2011, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded other income for the years ended December 31, 2012, 2011 and 2010 of approximately $13.8 million, $46.9 million and $11.9 million, respectively, related to the life settlement contracts.

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

Net Earned Premium.  Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2012 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2012 and the other half in 2013. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 24 months, but range in duration from one month to 120 months.

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

•
Servicing carrier — We act as a servicing carrier for workers’ compensation assigned risk plans in nine states. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties.

•
Management services — We provide services to insurance consumers, traditional insurers and insurance producers by offering flexible and cost effective alternatives to traditional insurance tools in the form of various risk retention groups and captive management companies, as well as management of workers’ compensation and commercial property programs.

•
Installment, reinstatement and policy fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been cancelled for non-payment, in jurisdictions where it is permitted and approved. Additionally, we recognize policy fees associated with general liability policies placed by BTIS.

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of Maiden, ACAC, and ACP Re, Ltd. for which we receive a management fee.

•	Information technology services — We provide information technology services to ACAC and its affiliates for a fee.

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

Other Expense.  Other expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which we engage, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities, such as those generated by BTIS, CNH, Risk Services and Warrantech.

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

Premiums.  We recognize insurance premiums, other than in our Specialty Risk and Extended Warranty segment, as earned on the straight-line basis over the contract period. Insurance premiums on Specialty Risk and Extended Warranty business are earned based on estimated program coverage periods. We base these estimates on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, and we revise these estimates based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. We base premium adjustments on contracts and audit premiums on estimates made over the contract period. We also estimate an allowance for doubtful accounts based on a percentage of premium. We review our bad debt write-offs at least annually and adjust our premium percentage as required. Allowance for doubtful accounts were approximately $15.0 million and $11.7 million at December 31, 2012 and 2011, respectively.

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

We believe this method, by which we track the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. Loss development factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2012 should develop similarly to losses incurred in 2011 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0%, we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, we have not experienced material variability in our loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. For example, as of December 31, 2012, the average cost per workers’ compensation claim was $10,010, which was a 6.4% increase over the claims severity from 2001 – 2011 of $9,408. In 2012, claims frequency (number of claims per $1.0 million of payroll) decreased to .916 from .917, a decrease of 0.1%, for the period between 2001 and 2012.

In the event of a 5% increase in claims frequency as measured by our workers compensation insureds’ payroll, which we believe is the most important assumption regarding our business, our loss reserves as of December 31, 2012 would be understated by $16.7 million and would result in an after tax reduction in shareholders’ equity of $10.8 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, our loss and loss adjustment expense reserves would be understated by $7.9 million and would result in an after tax reduction in shareholders’ equity of $5.1 million.

On a monthly basis, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2012, 2011 and 2010, our liabilities for unpaid losses and LAE attributable to prior years increased by $12.9 million, $12.5 million and $7.9 million, respectively, primarily as result of unfavorable loss development, in our Specialty Program segment due to higher actuarial estimates based on actual losses. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Item 1A. Risk Factors” and “Item 1. Business — Loss Reserves.”

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

Deferred Policy Acquisition Costs.  We defer commission expenses, premium taxes and assessments as well as certain underwriting and safety costs that vary with and are primarily related to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. We may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, we could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve.

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

As of December 31, 2012, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $5.4 million or $3.5 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $4.4 million or $2.9 million after tax.

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

We report fixed-maturity securities and equity securities at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. We determine realized gains and losses on the specific identification method.

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

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2012, 2011 and 2010, we recorded impairment write-downs of approximately $3.0 million, $4.4 million and $21.2 million, respectively after determining that certain of our investments were OTTI.

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

Business Combinations - We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in our consolidated financial statements. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. We assign fair values to intangible assets based on valuation techniques including the income and market approaches. We expense costs associated with the acquisition of a business in the period incurred. We include the results of operations of an acquired business in our consolidated financial statements from the date of the acquisition.

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

Income Taxes — We join our domestic subsidiaries and certain non-domestic subdivisions in the filing of a consolidated federal income tax return and are party to federal income tax allocation agreements. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. We record changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses and foreign currency translation gains and losses, directly to other comprehensive income. Additionally, the use of deferred tax liabilities related to equalization reserves are netted against related amortization expense and recorded as a decrease to other underwriting expense. Otherwise, we include changes in deferred income tax assets and liabilities as a component of income tax expense.

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

Results of Operations

Consolidated Results of Operations

	Year End December 31,
	2012	2011	2010
	(Amounts in Thousands)
Gross written premium	$2,749,326	$2,150,472	$1,560,822

Net written premium	$1,648,037	$1,276,597	$827,226
Change in unearned premium	(229,185)	(239,736)	(81,567)
Net earned premium	1,418,852	1,036,861	745,659
Ceding commission – primarily related party	196,982	153,953	138,261
Service and fee income (related parties – $29,041, $16,700, $12,322)	172,174	108,660	62,067
Net investment income	68,167	55,515	50,517
Net realized gain on investments	8,981	2,768	5,953
Total revenue	1,865,156	1,357,757	1,002,457
Loss and loss adjustment expense	922,675	678,333	471,481
Acquisition costs and other underwriting expenses	543,713	398,404	302,809
Other	161,320	86,611	56,403
Total expenses	1,627,708	1,163,348	830,693
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	237,448	194,409	171,764
Other income (expense):
Interest expense	(28,508)	(16,079)	(12,902)
Net gain on investment in life settlement contracts	13,822	46,892	11,855
Foreign currency (loss) gain	(242)	(2,418)	684
Acquisition gain on purchase	—	5,850	—
Total other income (expense)	(14,928)	34,245	(363)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	222,520	228,654	171,401
Provision for income taxes	46,955	42,372	47,053
Income before equity in earnings of unconsolidated subsidiaries and minority interest	175,565	186,282	124,348
Equity in earnings of unconsolidated subsidiaries – related parties	9,295	4,882	23,226
Net income	184,860	191,164	147,574
Non-controlling interest	(6,873)	(20,730)	(5,109)
Net income attributable to AmTrust Financial Services, Inc.	$177,987	$170,434	$142,465

Net realized gain on investments:
Total other-than-temporary impairment losses	$(2,965)	$(4,411)	$(21,196)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(2,965)	(4,411)	(21,196)
Other net realized gain on investments	11,946	7,179	27,149
Net realized investment gain	$8,981	$2,768	$5,953

Consolidated Results of Operations 2012 Compared to 2011

Gross Written Premium.  Gross written premium increased $598.9 million, or 27.8%, to $2,749.3 million from $2,150.4 million for the years ended December 31, 2012 and 2011, respectively. The increase of $598.9 million was primarily attributable to growth in our Small Commercial Business and Specialty Program segments. The increase in Small Commercial Business resulted primarily from increases in workers' compensation policy counts, the acquisitions of Majestic in July 2011 and BTIS in December 2011 and rate increases in some of our key states. The increase in Specialty Program resulted primarily from programs developed from new underwriting teams hired in 2010 and 2011.

Net Written Premium.  Net written premium increased $371.4 million, or 29.1%, to $1,648.0 million from $1,276.6 million for the years ended December 31, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business — $118.7 million; Specialty Risk and Extended Warranty — $9.0 million; Specialty Program — $228.3 million; and Personal Lines — $15.4 million. Net written premium increased for the year ended December 31, 2012 compared to the same period in 2011 due to the increase in gross written premium in 2012 compared to 2011 and was partially offset by higher retention of premiums written on programs in our Specialty Program segment that are not covered by the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $382.0 million, or 36.8%, to $1,418.9 million from $1,036.9 million for the years ended December 31, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business — $96.3 million; Specialty Risk and Extended Warranty — $94.8 million; Specialty Program — $177.2 million; and Personal Lines — $13.7 million. The increase to Specialty Risk and Extended Warranty related to our change of reinsurers on April 1, 2011 for our European medical liability business, which resulted in an increase in our retention rate of net written premium on this business from 20% to 60% and the assumption of all remaining unearned premium on this business from the prior reinsurer on a cut off basis.

Ceding Commission.  Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby AmTrust receives a ceding commission between 30% and 31%, depending on the mix of business ceded, for all business except retail commercial package business, and 34.375% for retail commercial package business, for written premiums ceded to Maiden. The ceding commission earned during the years ended December 31, 2012 and 2011 was $197.0 million and $154.0 million, respectively. Ceding commission increased period over period as a result of increased premium writings. Additionally, effective April 1, 2011, we entered into a 40% quota share reinsurance agreement with Maiden covering our European medical liability business for which we receive a five percent ceding commission. Prior to April 1, 2011, we ceded this business to another reinsurer.

Service and Fee Income.  Service and fee income increased $63.5 million, or 58.5%, to $172.2 million from $108.7 million for the years ended December 31, 2012 and 2011, respectively. The increase related to additional fee income of approximately $16.1 million and $9.9 million produced from the acquisitions of BTIS and CNH, respectively, higher technology fee income from ACAC of approximately $10.4 million, higher fee income of approximately $7.7 million from Warrantech from new programs and fees generated by becoming a servicing carrier for workers' compensation assigned risk plans in three additional states.

Net Investment Income.  Net investment income increased $12.7 million, or 22.9%, to $68.2 million from $55.5 million for the years ended December 31, 2012 and 2011, respectively. The increase resulted primarily from having a higher average balance of fixed security investment securities during 2012 of $2.1 billion compared to $1.4 billion during 2011.

Net Realized Gains (Losses) on Investments.  We had net realized gains on investments of $9.0 million and $2.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2012 resulted from our decision to sell more positions in 2012 than in 2011 as a result of the increase in market values of our equity securities in 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $244.4 million, or 36.0%, to $922.7 million for the year ended December 31, 2012 from $678.3 million for the year ended December 31, 2011. Our loss ratio for the years ended December 31, 2012 and 2011 was 65.0% and 65.4%, respectively. The decrease in the loss ratio in 2012 resulted from lower current year accident selected ultimate losses as compared to selected ultimate losses from the prior accident year.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $145.3 million, or 36.5%, to $543.7 million for the year ended December 31, 2012 from $398.4 million for the year ended December 31, 2011. The expense ratio increased to 24.4% in 2012 from 23.6% in 2011, and was driven by the Specialty Risk and Extended Warranty segment and Specialty Program segment. The increase in policy acquisition costs was the largest contributor to the increase in the expense ratio during the year ended December 31, 2012, which was the result of a change in business mix as well as the adoption of the new accounting standard for deferred acquisition costs during the first quarter of 2012.

Other.  Other expenses increased $74.7 million, or 86.3%, to $161.3 million for the year ended December 31, 2012 from $86.6 million for the year ended December 31, 2011. The increase resulted primarily from the inclusion of BTIS's and CNH's operating costs for all of 2012 and six months of 2012, respectively.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries.  Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $43.0 million, or 22.1%, to $237.4 million from $194.4 million for the years ended December 31, 2012 and 2011, respectively. The change in income from 2012 from 2011 resulted primarily from the increase in underwriting income of $35.4 million and realized gains.

Interest Expense.  Interest expense for the years ended December 31, 2012 and 2011 was $28.5 million and $16.1 million, respectively. The increase was primarily related to the issuance of an aggregate of $200 million of 5.50% convertible senior notes during December 2011 and January 2012.

Net Gain on Investment in Life Settlement Contracts.  Gain on investment in life settlement contracts was $13.8 million compared to $46.9 million for the years ended December 31, 2012 and 2011. The gain in the year ended December 31, 2011 was generated by the purchase of a large pool of distressed life settlement contracts in 2011 and the conversion of premium finance loans acquired in 2010 into life settlement contracts in 2011. During the year ended December 31, 2012, we purchased or converted fewer contracts.

Provision for Income Tax.  Income tax expense for the year ended December 31, 2012 was $47.0 million, which resulted in an effective tax rate of 21.1%. Income tax expense for the year ended December 31, 2011 was $42.4 million, which resulted in an effective tax rate of 18.5%. The increase in our effective rate for the year ended December 31, 2012 resulted primarily from earning a higher percentage of pretax income in countries with higher effective rates.

Equity in Earnings of Unconsolidated Subsidiaries — Related Parties.  Equity in earnings of unconsolidated subsidiaries — related party increased by $4.4 million for the year ended December 31, 2012 to $9.3 million compared to $4.9 million for the year ended December 31, 2011. The majority of the increase period over period resulted from a negative purchase price adjustment of $3.6 million in 2011 related to ACAC's 2010 acquisition of GMACI's consumer property and casualty business.

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

Service and Fee Income. Service and fee income increased $46.5 million, or 74.9%, to $108.7 million from $62.1 million for the years ended December 31, 2011 and 2010, respectively. The increase was attributable primarily to incremental fees of approximately $36 million generated by Warrantech, which was acquired during the third quarter of 2010 as well as an increase of approximately $4 million in fees derived by services we provide to ACAC and Maiden.

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

Net Realized Gains (Losses) on Investments. Net realized gains on investments were $2.8 million, compared to net realized gains of $5.9 million for the years ended December 31, 2011 and 2010, respectively. The decrease in realized gains of investments related to lower trading activity of equity securities in 2011 as we have deemphasized equity investments in our overall investment portfolio. The net realized gains were inclusive of non-cash impairment writedowns of $4.4 million and $21.2 million in 2011 and 2010, respectively.

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

Equity in Earnings of Unconsolidated Subsidiaries — Related Parties. Equity in earnings of unconsolidated subsidiaries — related parties decreased by $18.3 million for the year ended December 31, 2011 to $4.9 million. The majority of the decrease related to the initial acquisition gain on ACAC of $10.4 million we recognized during the year ended December 31, 2010 that was adjusted downward during the year ended December 31, 2011 by $3.6 million. Absent this adjustment for purchase price accounting, earnings related to ACAC decreased to $8.5 million in 2011 from $10.1 million in 2010 and resulted primarily from higher loss ratios on the GMACI Business.

Small Commercial Business Segment — Results of Operations

	Year End December 31,
	2012	2011	2010
	(Amounts in Thousands)
Gross written premium	$933,740	$609,822	$465,951

Net written premium	$474,381	$355,721	$243,146
Change in unearned premium	(57,816)	(35,455)	9,296
Net earned premium	416,565	320,266	252,442
Ceding commission revenue – primarily related party	69,896	62,093	66,282
Loss and loss adjustment expense	(270,843)	(201,921)	(154,442)
Acquisition costs and other underwriting expenses	(180,791)	(148,041)	(128,142)
	(451,634)	(349,962)	(282,584)
Underwriting income	$34,827	$32,397	$36,140
Key Measures:
Net loss ratio	65.0%	63.0%	61.2%
Net expense ratio	26.6%	26.8%	24.5%
Net combined ratio	91.6%	89.9%	85.7%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$180,791	$148,041	$128,142
Less: Ceding commission revenue – primarily related party	69,896	62,093	66,282
	$110,895	$85,948	$61,860
Net earned premium	$416,565	$320,266	$252,442
Net expense ratio	26.6%	26.8%	24.5%

Small Commercial Business Segment Results of Operations 2012 Compared to 2011

Gross Written Premium.  Gross written premium increased $323.9 million, or 53.1%, to $933.7 million for the year ended December 31, 2012 from $609.8 million for the year ended December 31, 2011. The increase related primarily to an approximately 10.5 percent increase in policy issuance and rate increases in certain key states. In addition, approximately $104 million resulted from organic growth from Majestic, which was acquired in the third quarter of 2011. Approximately $70 million resulted from the acquisition of BTIS.

Net Written Premium.  Net written premium increased $118.7 million, or 33.4%, to $474.4 million from $355.7 million for the years ended December 31, 2012 and 2011, respectively. The increase in net premium resulted from an increase in gross written premium for the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by both an increase in our assigned risk business in 2012, for which we cede 100 percent of our gross written business, as well as an unearned premium transfer in 2011 related to Majestic acquisition.

Net Earned Premium.  Net earned premium increased $96.3 million, or 30.1%, to $416.6 million for the year ended December 31, 2012 from $320.3 million for the year ended December 31, 2011. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2012 and 2011 was $69.9 million and $62.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, which was offset by a decrease in the allocation of ceding commission to this segment. The decrease in the allocation of ceding commission to this segment resulted from the decrease in the segment's proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $68.9 million, or 34.1%, to $270.8 million for the year ended December 31, 2012 from $201.9 million for the year ended December 31, 2011. Our loss ratio for the segment for the year ended December 31, 2012 increased to 65.0% from 63.0% for the year ended December 31, 2011. The increase in the loss ratio in the year ended December 31, 2012 resulted primarily from higher current accident year selected ultimate losses based on business mix by state as compared to selected ultimate losses in prior accident years.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $32.8 million, or 22.2%, to $180.8 million for the year ended December 31, 2012 from $148.0 million for the year ended December 31, 2011. The expense ratio decreased to 26.6% for the year ended December 31, 2012 compared to 26.8% for the year ended December 31, 2011. The decrease in the expense ratio resulted primarily from changes in business mix in 2012, partially offset by the adoption of the new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased to $34.8 million for the year ended December 31, 2012 compared to $32.4 million for the year ended December 31, 2011. This increase resulted primarily from higher ceding commission earned in 2012 compared to 2011, partially offset by higher loss and loss adjustment expenses during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

Specialty Risk and Extended Warranty Segment — Results of Operations

	Year End December 31,
	2012	2011	2010
	(Amounts in Thousands)
Gross written premium	$1,118,710	$1,056,511	$748,525

Net written premium	$624,555	$615,563	$362,100
Change in unearned premium	(82,982)	(168,798)	(58,517)
Net earned premium	541,573	446,765	303,583
Ceding commission revenue – primarily related party	65,056	57,648	48,015
Loss and loss adjustment expense	(341,196)	(297,501)	(191,149)
Acquisition costs and other underwriting expenses	(168,273)	(137,442)	(98,547)
	(509,469)	(434,943)	(289,696)
Underwriting income	$97,160	$69,470	$61,902
Key measures:
Net loss ratio	63.0%	66.6%	63.0%
Net expense ratio	19.1%	17.9%	16.6%
Net combined ratio	82.1%	84.5%	79.6%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$168,273	$137,442	$98,547
Less: Ceding commission revenue – primarily related party	65,056	57,648	48,015
	$103,217	$79,794	$50,532
Net earned premium	$541,573	$446,765	$303,583
Net expense ratio	19.1%	17.9%	16.6%

Specialty Risk and Extended Warranty Segment Results of Operations 2012 Compared to 2011

Gross Written Premium.  Gross written premium increased $62.2 million, or 5.9%, to $1,118.7 million for the year ended December 31, 2012 from $1,056.5 million for the year ended December 31, 2011. The segment experienced growth in Europe, while U.S. business was primarily flat. The growth in Europe was partially offset by fluctuations in currency rates, particularly the Euro, which resulted in an approximately three percent decrease in our European gross written premium.

Net Written Premium.  Net written premium increased $9.0 million, or 1.5%, to $624.6 million from $615.6 million for the years ended December 31, 2012 and 2011, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by a lower retention of gross written premium during 2012 compared to 2011.

Net Earned Premium.  Net earned premium increased $94.8 million, or 21.2%, to $541.6 million for the year ended December 31, 2012 from $446.8 million for the year ended December 31, 2011. As net written premium is earned ratably over the term of a policy, which on average is 24 months, the increase resulted from growth in net written premium in 2011 and 2012. Additionally, on April 1, 2011, we changed reinsurers for our European medical liability business, which resulted in an increase in our retention rate of net written premium on this business from 20% to 60% and the assumption of all remaining unearned premium on this business from the prior reinsurer on a cut off basis.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2012 and 2011 was $65.1 million and $57.6 million, respectively. The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense. Additionally, during 2012, we received a five percent ceding commission in connection with a 40% quota share arrangement with Maiden covering our European medical liability business. During the first three months of 2011, we ceded this business to another reinsurer and did not receive a ceding commission.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expense increased $43.7 million, or 14.7%, to $341.2 million for the year ended December 31, 2012 from $297.5 million for the year ended December 31, 2011. Our loss ratio for the segment for the year ended December 31, 2012 decreased to 63.0% from 66.6% for the year ended December 31, 2011. The decrease in the loss ratio for the year ended December 31, 2012 resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years and a change in business mix.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $30.9 million, or 22.4%, to $168.3 million for the year ended December 31, 2012 from $137.4 million for the year ended December 31, 2011. The expense ratio increased to 19.1% for the year ended December 31, 2012 compared to 17.9% for the year ended December 31, 2011. The increase in the expense ratio resulted primarily from changes in business mix and the adoption of the new accounting standard for deferred acquisition costs in 2012 on a prospective basis.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased to $97.2 million for the year ended December 31, 2012 compared to $69.5 million for the year ended December 31, 2011. The increase was attributable primarily to an improvement in the segment's loss ratio during the year ended December 31, 2012 compared to the year ended December 31, 2011, partially, offset by an increase in the segment's expense ratio.

Specialty Risk and Extended Warranty Segment Results of Operations 2011 Compared to 2010

Gross Written Premium.  Gross written premium increased $308 million, or 41.1%, to $1,056.5 million for the year ended December 31, 2011 from $749 million for the year ended December 31, 2010. A majority of the increase related to growth in new and existing programs in our European business from warranty coverage of approximately $73 million, medical liability of approximately $61 million, general liability of approximately $19 million and professional liability of approximately $16 million. Additionally, the segment benefited from the underwriting of new programs in the U.S., and the assumption of unearned premium of $19 million from a new customer.

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

Specialty Program Segment — Results of Operations

	Year End December 31,
	2012	2011	2010
	(Amounts in Thousands)
Gross written premium	$578,735	$381,541	$264,051

Net written premium	$430,960	$202,715	$139,685
Change in unearned premium	(82,392)	(31,340)	568
Net earned premium	348,568	171,375	140,253
Ceding commission revenue – primarily related party	62,030	34,212	23,964
Loss and loss adjustment expense	(238,302)	(114,685)	(94,261)
Acquisition costs and other underwriting expenses	(160,445)	(81,568)	(60,071)
	(398,747)	(196,253)	(154,332)
Underwriting income	$11,851	$9,334	$9,885
Key measures:
Net loss ratio	68.4%	66.9%	67.2%
Net expense ratio	28.2%	27.6%	25.7%
Net combined ratio	96.6%	94.6%	93.0%
Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$160,445	$81,568	$60,071
Less: Ceding commission revenue – primarily related party	62,030	34,212	23,964
	$98,415	$47,356	$36,107
Net earned premium	$348,568	$171,375	$140,253
Net expense ratio	28.2%	27.6%	25.7%

Specialty Program Segment Results of Operations 2012 Compared to 2011

Gross Written Premium.  Gross written premium increased $197.2 million, or 51.7%, to $578.7 million for the year ended December 31, 2012 from $381.5 million for the year ended December 31, 2011. A majority of the increase in gross written premium related to incremental growth of existing programs, particularly in commercial package policy programs. Additionally, the segment benefited from new program offerings. The overall increase was partially offset by the curtailment or termination of certain programs as a result of our continued maintenance of our pricing and administrative discipline.

Net Written Premium.  Net written premium increased $228.3 million, or 112.6%, to $431.0 million for the year ended December 31, 2012 from $202.7 million for the year ended December 31, 2011. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2012 compared to the year ended December 31, 2011 as well as a reduction in the percentage of gross written premium ceded to reinsurers for programs that are not covered by in the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $177.2 million, or 103.4%, to $348.6 million for the year ended December 31, 2012 from $171.4 million for the year ended December 31, 2011. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2012 compared to 2011.

Ceding Commission.  The ceding commission earned during the years ended December 31, 2012 and 2011 was $62.0 million and $34.2 million, respectively. The increase in ceding commission related primarily to an increase in gross written premium in this segment relative to our other segments during the year ended December 31, 2012 and a shift in the mix of the programs written during the periods. For the year ended December 31, 2012, we wrote certain programs that have a higher percentage of policy acquisition expense to earned premium than in the year ended December 31, 2011 and, therefore, we allocated more ceding commission to the segment.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $123.6 million, or 107.8%, to $238.3 million for the year ended December 31, 2012 compared to $114.7 million for the year ended December 31, 2011. Our loss ratio for the segment for the year ended December 31, 2012 increased to 68.4% from 66.9% for the year ended December 31, 2011. The increase in the loss ratio in the year ended December 31, 2012 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $78.8 million, or 96.6%, to $160.4 million for the year ended December 31, 2012 from $81.6 million for the year ended December 31, 2011. The expense ratio increased to 28.2% for the year ended December 31, 2012 from 27.6% for the year ended December 31, 2011. The increase in the expense ratio resulted, primarily, from higher policy acquisition expense as a percentage of earned premium for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of changes in business mix and the adoption of the new accounting standard for deferred acquisitions costs in 2012 on a prospective basis, partially offset by salary expense that increased at a slower rate than earned premium due to leveraging of the segment's existing employee base.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio were $11.9 million and $9.3 million for the years ended December 31, 2012 and 2011, respectively. The increase of $2.6 million resulted primarily from an increase in earned premium in 2012 compared to 2011 partially offset by a higher combined ratio in 2012 compared to 2011.

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

Personal Lines Reinsurance Segment — Results of Operations

	Year End December 31,
	2012	2011	2010
	(Amounts in Thousands)
Gross written premium	$118,141	$102,598	$82,295

Net written premium	118,141	102,598	82,295
Change in unearned premium	(5,995)	(4,143)	(32,914)
Net earned premium	112,146	98,455	49,381
Ceding commission revenue – primarily related party	—	—	—
Loss and loss adjustment expense	(72,334)	(64,226)	(31,629)
Acquisition costs and other underwriting expenses	(34,204)	(31,353)	(16,049)
	(106,538)	(95,579)	(47,678)
Underwriting income	$5,608	$2,876	$1,703
Key measures:
Net loss ratio	64.5%	65.2%	64.1%
Net expense ratio	30.5%	31.8%	32.5%
Net combined ratio	95.0%	97.1%	96.6%

Personal Lines Reinsurance Segment Results of Operations 2012 Compared to 2011

We assumed $118.1 million and $102.6 million of premium from the GMACI Insurers for the years ended December 31, 2012 and 2011, respectively. The increase in assumed premium in 2012 is due to increased premium writing by the GMACI Insurers. Net earned premium increased 13.9% in 2012 compared to 2011 due to the earning cycle of assumed premium written in 2011. Loss and loss adjustment expense increased 12.6% in 2012 compared to 2011 and increased proportionally with net earned premium. The decrease in the net loss ratio in 2012 from 2011 resulted primarily from lower actuarial estimates based on actual losses. The decrease in the net expense ratio in 2012 compared to 2011 resulted from the sliding scale commission structure with GMACI.

Personal Lines Reinsurance Segment Results of Operations 2011 Compared to 2010

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

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts and other investments, increased $600.7 million, or 30.2%, to $2,589.1 million at December 31, 2012 from $1,988.4 million as of December 31, 2011. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. This increase is attributable to cash flow from operations in 2012 and the cash proceeds we received upon issuance of the overallotment of our convertible senior notes in January 2012. Our fixed maturity securities, gross, as of December 31, 2012, had a fair value of $2,065.2 million and an amortized cost of $1,947.6 million. Our equity securities are reported at fair value and were $20.5 million with a cost of $20.9 million as of December 31, 2012. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of our life settlement contracts and other investments is summarized in the table below by type of investment:

	December 31, 2012		December 31, 2011
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	(Amounts in Thousands)
Cash, cash equivalents and restricted cash	$493,132	19.0%	$429,951	21.6%
Time and short-term deposits	10,282	0.4	128,565	6.5
U.S. treasury securities	66,192	2.6	53,274	2.7
U.S. government agencies	40,301	1.6	6,790	0.3
Municipals	299,442	11.6	275,017	13.8
Commercial mortgage back securities	10,200	0.4	150	—
Residential mortgage back securities:
Agency backed	292,614	11.3	364,000	18.3
Non-agency backed	7,063	0.2	7,664	0.4
Corporate bonds	1,349,414	52.1	687,348	34.6
Preferred stocks	5,184	0.2	4,314	0.2
Common stocks	15,281	0.6	31,286	1.6
	$2,589,105	100.0%	$1,988,359	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2012 and 2011, as rated by Standard and Poor’s.

	December 31, 2012	December 31, 2011
U.S. Treasury	1.9%	3.2%
AAA	13.8	12.5
AA	31.2	39.7
A	24.4	23.0
BBB, BBB+, BBB-	27.1	20.1
BB, BB+, BB-	1.6	0.8
B, B+, B-	—	0.4
Other (includes securities rated CC, CCC, CCC- and D)	—	0.3
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	2.18%	2.4	2.31%	3.3
U.S. government agencies	4.14	3.1	4.12	2.9
Foreign government	3.37	5.6	3.98	5.6
Corporate bonds	3.95	5.1	4.38	3.7
Municipals	4.30	6.2	4.18	5.4
Mortgage and asset backed	3.41	2.2	3.68	2.6

As of December 31, 2012, the weighted average duration of our fixed income securities was 4.7 years and had a yield of 3.9%.

Other investments represented approximately 0.4% and 0.7% of our total investment portfolio as of December 31, 2012 and 2011, respectively. At December 31, 2012, other investments consisted primarily of limited partnerships or hedge funds totaling $9.8 million and an annuity of $1.4 million. At December 31, 2011, other investments consisted primarily of limited partnerships or hedge funds totaling $13.2 million and an annuity of $1.4 million.

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

The impairment charges of our fixed-maturities and equity securities for the years ended December 31, 2012, 2011 and 2010 are presented in the table below:

	2012	2011	2010
	(Amounts in Thousands)
Equity securities	$2,965	$937	$10,656
Fixed maturity securities	—	3,474	10,540
	$2,965	$4,411	$21,196

In addition to the other-than-temporary impairment of $3.0 million recorded during the year ended December 31, 2012, 2011, we had $9.1 million of gross unrealized losses, of which $1.2 million related to marketable equity securities and $7.9 million related to fixed maturity securities as of December 31, 2012.

Corporate bonds represent 65% of the fair value of our fixed maturities and 72% of the total unrealized losses of our fixed maturities. We own 529 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 20%, 43% and 2%, respectively, and 14%, 58% and 0% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.
Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $1.2 million as of December 31, 2012 is not material to our financial position.

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2012:

	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$7,643	$(1,138)	25	$1,978	$(48)	1	$9,621	$(1,186)
U.S. treasury securities	997	(4)	1	—	—	—	997	(4)
Municipal bonds	63,577	(752)	19	—	—	—	63,577	(752)
Corporate bonds:
Finance	52,398	(899)	20	95,992	(3,704)	13	148,390	(4,603)
Industrial	82,066	(881)	28	9,105	(213)	4	91,171	(1,094)
Utilities	5,860	(5)	3	—	—	—	5,860	(5)
Residential mortgage backed securities:
Agency backed	24,554	(654)	2	—	—	—	24,554	(654)
Non-agency backed	—	—	—	7,062	(763)	2	7,062	(763)
Total temporarily impaired	$237,095	$(4,333)	98	$114,137	$(4,728)	20	$351,232	$(9,061)

There are 118 securities at December 31, 2012 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. During 2012 and 2011, we issued ten-year, $200 million convertible senior notes and in 2012 entered into a four-year, $200 million credit facility that was not utilized as of December 31, 2012.

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our Insurance Subsidiaries, as well as for payment of claims and operating expenses, payment of interest and principal on debt facilities and other holding company expenses for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

The laws of the jurisdictions in which our Insurance Subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2012 and 2011, respectively, the Insurance Subsidiaries would have been permitted to pay dividends in the aggregate of approximately $403.1 million and $306.1 million, respectively. Our Insurance Subsidiaries paid dividends to us of $7.2 million, $5.8 million and $5.0 million of in 2012, 2011 and 2010, respectively. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in “Item 1. Business — Regulation”, in “Item 1A. Risk Factors” and in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities — Dividend Policy” appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $691.7 million, $569.9 million and $409.6 million in 2012, 2011 and 2010, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1.99 billion (excluding $14.6 million of other investments) at December 31, 2011 to $2.59 billion (excluding $11.1 million of other investments) at December 31, 2012. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We also purchase life settlement contracts that require us to make premium payments on individual life insurance policies to maintain the policies. We seek to manage the funding of premium payments required. Historically, we have funded these premium payments from operations. We presently expect to maintain sufficient cash flow from operations to meet future premium payments.

Comparison of Years Ended December 31, 2012 and 2011

Net cash provided by operating activities was approximately $527.6 million for the year ended December 31, 2012, compared to $294.6 million for the same period in 2011. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2012 compared to 2011. Additionally, we had increased cash collections in 2012 related to the earning of the tail end of premium written in 2011 for Specialty Risk and Extended Warranty segment policies that generally have a longer policy life and therefore a longer cash collection cycle.

Net cash used in investing activities was $590.1 million for the year ended December 31, 2012. Net cash used in investing activities was $97.4 million for the year ended December 31, 2011. In 2012, net cash used in investing activities primarily included approximately $418 million for the net purchase of fixed and equity securities, approximately $51 million for the acquisition of and premium payments for life settlement contracts, approximately $27 million for capital expenditures and approximately $64 million for the acquisitions of First Nonprofit Company and CNH, partially offset by the net receipt of cash of approximately $15 million obtained in the acquisition of Luxembourg captives. In 2011, net cash used in investing activities primarily included approximately $44 million for the net purchase of fixed and equity securities, approximately $53 million for the acquisition of and premium payments for life settlement contracts, approximately $39 million for capital expenditures and approximately $30 million for the Cardinal Comp acquisition, and was partially offset by the net receipt of cash in the approximate amount of $44 million obtained in the acquisition of Luxembourg captives and approximately $29 million obtained as part of the loss portfolio transfer from Majestic.

Net cash provided by financing activities was $66.8 million for the year ended December 31, 2012 compared to net cash provided by in 2011 of $19.4 million. In 2012, cash provided by financing activities primarily included the receipt of $43 million from entering into repurchase agreements, $25 million from the issuance of convertible senior notes, the contribution of approximately $23 million from non-controlling interests to our subsidiaries and the issuance of promissory notes of $13 million, partially offset by dividend payments of approximately $30 million and principal payment of debt obligations of approximately $14 million. In 2011, cash provided by financing activities primarily included the receipt of $175 million from the issuance of our convertible senior notes and the contribution of approximately $25 million from non-controlling interests to our subsidiaries partially offset by the repayment on repurchase agreements in the amount of approximately $156 million, dividend payments of approximately $20 million and principal payment of debt obligations of approximately $15 million.

Other Material Changes in Financial Position

	December 31,
	2012	2011
	(Amounts in Thousands)
Selected Assets:
Fixed maturities, available-for-sale	$2,065,226	$1,394,243
Premiums receivable, net	1,251,262	932,992
Prepaid expenses and other assets	421,163	288,450
Intangible assets	285,187	196,862
Selected Liabilities:
Loss and loss expense reserves	$2,426,400	$1,879,175
Unearned premium	1,773,593	1,366,170
Ceded reinsurance premium payable	528,322	337,508
Deferred income taxes	225,484	118,396

In 2012, fixed maturities increased $671.0 million and resulted primarily from the used of cash generated from operations. Premium receivables increased $318.3 million as a result of the increase in premium writing in 2012, related primarily to growth in our Small Commercial Business and Specialty Program segments. Prepaid expenses and other assets increased $132.7 million and resulted primarily from our continued investment in life settlement contracts and an increase in miscellaneous accounts receivable due to growth in fee related businesses. Intangible assets increased $88.3 million as a result of acquiring FNC and CNH in 2012.

Loss and loss expense reserves increased $547.2 million and unearned premium increased $407.4 million in 2012 due primarily to higher premium writings in 2012 compared to 2011. Ceded reinsurance premium payable, increased by $190.8 million in 2012 as a result of ceding a higher amount of gross written premium to Maiden in 2012 compared to 2011. Deferred income taxes increased $107.1 million as a result of the acquisition of two Luxembourg captive insurance entities and the increase in deferred acquisition costs and intangible assets.

Reinsurance
We structure our reinsurance programs by analyzing our threshold for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type. Based on our analysis of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We retain underwriting risk in certain lines of business in order to retain a greater proportion of expected underwriting profits. We have chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and limits are within our risk tolerance.
We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional reinsurance agreements may have maximum loss limits, most of which are at or greater than a 500% loss ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year, and the price changes in recent years have not been material to our net underwriting results. Our reinsurance generally does not cover war or nuclear, biological, chemical or radiological terrorism risks.
In our proportional reinsurance programs, we generally receive a commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers. We also enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit.
In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates that we believe to be financially sound. We carefully monitor the credit quality of our reinsurers when we place new and renewal reinsurance, as well as on an ongoing, current basis. We use objective criteria to select and retain our reinsurers, including requiring minimum surplus of $500 million and a financial strength rating of “A-” or better from A.M. Best Company, Inc. or Standard & Poor's Corporation. We approve exceptions to these criteria when warranted.

We monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible loss. We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We monitor the collectability of our reinsurance recoverables and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

The following table summarizes the top ten reinsurers that account for approximately 87% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2012:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2012
	(Amounts in Thousands)
Maiden Insurance Company Ltd.	A-	$789,519
National Workers’ Compensation Reinsurance Pool (NWCRP)(1)	NR	101,007
American Home Assurance Company	A	58,057
Hannover Ruckversicherungs AG(2)	A+	48,149
Trinity Universal Insurance Company(3)	A-	45,177
Twin Bridges Ltd.(2)	NR	32,448
Alterra Bermuda Limited(2)	A	29,949
Swiss Reinsurance America Corporation	A+	15,925
Lloyd’s Underwriter Syn No. 2003 SIC	A	13,312
AXIS Specialty(2)	A	9,191

(1)
As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.

(2)
At the time of the Majestic loss portfolio transfer, these entities were reinsurers of Majestic. We currently hold collateral of approximately $34 million in a trust account related to cessions for Twin Bridges and Alterra, as well as approximately $29 million of funds held.

(3)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to our acquisition, MCIC, SNIC, AICK and ALIC ceded all of their net retention to Trinity Universal.

Reinsurance Programs and Retentions

The following tables provide a summary of our primary reinsurance programs for 2012 for the United States and internationally:

	2012 Domestic Reinsurance Program
Type of Reinsurance	Retention	Limits (per occurrence)	Coverage
Worker's Compensation Excess of Loss	$5,000,000	$230,000,000	100% of $225,000,000
Property, Excess of Loss	$2,000,000	$20,000,000	100% of $18,000,000
Property Catastrophe, excess	$5,000,000	$65,000,000	100% of $60,000,000
Casualty Excess of Loss	$2,000,000	$30,000,000	100% of $28,000,000
Public Entity, Pro Rata	N/A	$10,000,000	20% of $10,000,000
Professional Liability, Excess of Loss	$500,000	$5,000,000	100% of $4,500,000
Equipment Breakdown, Pro Rata	N/A	$25,000,000	100% of $25,000,000
Umbrella, Pro Rata	N/A	$10,000,000	85% of $10,000,000

	2012 International Reinsurance Program
Type of Reinsurance	Retention	Limits (per occurrence)	Coverage
Property, Excess of Loss	$800,000	$3,200,000	100% of $2,400,000
Property Catastrophe, Excess of Loss	$8,000,000	$72,000,000	100% of $64,000,000
Surety, Pro Rata and Excess of Loss	$4,000,000	$ 32,500,000	100% of $28,500,000
Casualty Excess of Loss	$1,600,000	$ 16,000,000	100% of $15,200,000
Latent Defect Excess of Loss	$1,300,000	$40,000,000	100% of $38,700,000
Accident and Health Excess of Loss	$800,000	$ 24,000,000	100% of $23,200,000
Medical Malpractice, Pro Rata(1)	N/A	$13,000,000	100% of $13,000,000
___________________________________________
(1) Reinsurance agreement with Maiden Insurance by which we cede 40% of our European medical liability business.

If we incur catastrophe losses and loss settlement expenses that exceed the coverage limits of our reinsurance program, many of our property catastrophe programs have built in a fixed number of reinstatement of limits. For example, if we incur a property catastrophe loss, we are required to pay the reinsurers a reinstatement premium equal to the full amount of the original premium.

Maiden Quota Share

In 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses excluding certain specialty risk programs that we commenced writing after the effective date, including the Company's European medical liability business discussed below, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”).

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

We recorded approximately $197 million, $154 million and $138 million of ceding commission during 2012, 2011 and 2010, respectively, as a result of the Maiden Quota Share.

Revolving Credit Agreement

On August 10, 2012, we entered into a four-year, $200 million credit agreement (the "Credit Agreement"), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million. In connection with entering into the Credit Agreement, we terminated our existing $150 million credit agreement, dated as of January 28, 2011 with JPMorgan Chase Bank, N.A. Fees associated with the Credit Agreement were approximately $1.0 million. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We are in compliance with all covenants as of December 31, 2012.

As of December 31, 2012, we have no outstanding borrowings under this Credit Agreement. We have outstanding letters of credit in place under this Credit Agreement at December 31, 2012 for $95.8 million, which reduced the availability for letters of credit to $4.2 million as of December 31, 2012, and the availability under the facility to $104.2 million as of December 31, 2012.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the credit agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on the credit facility as of December 31, 2012 and 2011 was 2.50%. We recorded total interest expense of approximately $1.9 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively, under our current or former Credit Agreement.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at December 31, 2012), a letter of credit fronting fee with respect to each letter of credit 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio and was 0.25% at December 31, 2012).

Convertible Senior Notes

In December 2011, we issued $175 million aggregate principal amount of our 5.50% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, we issued an additional $25 million of the Notes to cover the initial purchasers' overallotment option. The Notes bear interest at a rate equal to 5.50% per year, payable semiannually in arrears on June 15 and December 15th of each year, beginning on June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at December 31, 2012 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, we will, at our election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes) holders of the Notes will have the right to require us to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was

8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $14.0 million for the year ended December 31, 2012.

Secured Loan Agreement

During February 2011, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. The Company recorded interest expense of approximately $0.4 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively, related to this agreement. The loan is secured by an aircraft that one of our subsidiaries acquired in February 2011.

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

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities that we invest or hold in short term or fixed income securities. As of December 31, 2012, there were $234.9 million principal amount outstanding at interest rates between 0.42% and 0.50%. Interest expense associated with these repurchase agreements for 2012 was $0.9 million of which $0 million was accrued as of December 31, 2012. We have approximately $253.1 million of collateral pledged in support of these agreements. Under reverse repurchase agreements, we lend cash or securities for a short term. During 2012, we entered into a collateralized lending transaction with a principal amount of $57 million that is included in cash and cash equivalents for the year ended December 31, 2012. We retain collateral of $57 million related to this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. "Related Party Transactions"), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of December 31, 2012 and December 31, 2011. Effective December 31, 2008, AII and Maiden entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden's proportionate share of our obligations to our U.S. subsidiaries. The amount of this collateral as of December 31, 2012 was approximately $864.1 million. Maiden retains ownership of the collateral in the trust account.

Comerica Letter of Credit Facility

In connection with the Majestic acquisition, we, through one of our subsidiaries, entered into a secured letter of credit facility with Comerica Bank during 2011. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75.0 million and was utilized for $49.6 million for the year ended December 31, 2012. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations. As discussed above, our Insurance Subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under “— Investment Portfolio” appearing elsewhere in this Form 10-K.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2012:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$2,426,400	$1,234,949	$662,532	$245,562	$283,357
Loss-based insurance assessments(2)	18,045	6,262	5,777	2,236	3,770
Operating lease obligations	94,711	10,753	19,727	17,475	46,756
Purchase obligations(3)	48,950	31,032	13,183	4,735	—
Employment agreement obligations	28,538	9,753	12,421	4,758	1,606
Life insurance policy premiums related to life settlement contracts and premium finance loans(4)	722,681	29,141	64,344	85,465	543,731
Debt and interest(5)	726,588	20,821	206,729	34,934	464,104
Total	$4,065,913	$1,342,711	$984,713	$395,165	$1,343,324

(1)
The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2012 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Item 1. Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A. Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

(4)
We currently own 256 life settlement contracts and 13 premium finance loans with a carrying value of $193.9 million. In order for us to derive the economic benefit of the face value of the policies, we are required to make these premium payments.

(5)
The interest related to the debt by period is as follows: $19.8 million — less than 1 year, $36.5 million  — 1 – 3 years, $32.1 million — 3 – 5 years and $120.5 million — more than 5 years. In addition, included within debt and interest is $168 million related to the Maiden collateral loan and $1.9 million of associated interest.

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

Credit Risk.  Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our third party reinsurers. Additionally, we have counter-party credit risk with our repurchase agreement counter-parties and interest rate SWAP counter-parties.

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

Counter-party credit risk with our repurchase agreement counter-parties is mitigated by obtaining collateral. We obtain collateral in the amount of 110% of the value of the securities we have sold with agreement to repurchase. Additionally, repurchase agreements are only transacted with pre-approved counter-parties.

Market Risk.  Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk.  We had fixed maturity securities (excluding $10.3 million of time and short-term deposits) with a fair value of $2.07 billion and a amortized cost of $1.95 billion as of December 31, 2012 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2012 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2012.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,868,507	$(196,719)	(11.2)%
100 basis point increase	1,964,532	(100,694)	(5.7)
No change	2,065,226	—	—
100 basis point decrease	2,164,259	99,033	5.6
200 basis point decrease	2,213,796	148,570	8.4

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $469.9 million of debt instruments of which $301.9 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU and AEL. While the functional currency of AIU and AEL are, respectively, the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and the British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $32.7 million before tax realized currency loss based on our outstanding foreign denominated reserves of $654.1 million at December 31, 2012.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2012, the equity securities in our investment portfolio had a fair value of $20.5 million, representing less than one percent of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2012. The hypothetical scenarios below assume that our Beta is 1 when compared to the S&P 500 index.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
5% increase	$21,488	$1,023	0.1%
No change	20,465	—
5% decrease	19,442	(1,023)	(0.1)

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 28, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 23, 2013 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2013.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2013.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2012 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan. On August 6, 2012, we announced that our Board of Directors approved a 10% stock dividend, pursuant to which stockholders of record at the close of business on September 4, 2012 received 0.10 additional shares of common stock on September 20, 2012 for every share of common stock held. In accordance with the provisions of our 2010 Omnibus Incentive Plan and as determined by our Board of Directors, the number of shares available for future issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were also adjusted to equitably reflect the effect of the stock dividend.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,148,900	$8.34	4,681,354
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,148,900	$8.34	4,681,354

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2013.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2013.

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

AMTRUST FINANCIAL SERVICES, INC.
March 1, 2013	By:	/s/ Ronald E. Pipoly, Jr.
Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2013
Barry D. Zyskind

/s/ Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
Ronald E. Pipoly, Jr.

/s/ Michael Karfunkel	Chairman of the Board	March 1, 2013
Michael Karfunkel

/s/ George Karfunkel	Director	March 1, 2013
George Karfunkel

/s/ Donald T. DeCarlo	Director	March 1, 2013
Donald T. DeCarlo

/s/ Susan Fisch	Director	March 1, 2013
Susan Fisch

/s/ Abraham Gulkowitz	Director	March 1, 2013
Abraham Gulkowitz

/s/ Jay J. Miller	Director	March 1, 2013
Jay J. Miller

AMTRUST FINANCIAL SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 28, 2013

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Par Value per Share)

	December 31,
	2012	2011
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $1,947,644; $1,382,863)	$2,065,226	$1,394,243
Equity securities, available-for-sale, at market value (cost $20,943; $34,041)	20,465	35,600
Short-term investments	10,282	128,565
Equity investment in unconsolidated subsidiaries – related parties	96,153	83,691
Other investments	11,144	14,588
Total investments	2,203,270	1,656,687
Cash and cash equivalents	414,370	406,847
Restricted cash and cash equivalents	78,762	23,104
Accrued interest and dividends	18,536	12,644
Premiums receivable, net	1,251,262	932,992
Reinsurance recoverable (related party $789,519; $597,525)	1,318,395	1,098,569
Prepaid reinsurance premium (related party $547,128; $429,124)	754,844	584,871
Prepaid expenses and other assets (recorded at fair value $193,927; $131,387)	421,163	288,450
Federal income tax receivable	16,609	13,024
Deferred policy acquisition costs	349,126	280,991
Property and equipment, net	75,933	61,553
Goodwill	229,780	175,924
Intangible assets	285,187	196,862
	$7,417,237	$5,732,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$2,426,400	$1,879,175
Unearned premiums	1,773,593	1,366,170
Ceded reinsurance premiums payable (related party $333,962; $222,408)	528,322	337,508
Reinsurance payable on paid losses	13,410	14,731
Funds held under reinsurance treaties	33,946	49,249
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	56,711	55,942
Securities sold under agreements to repurchase, at contract value	234,911	191,718
Accrued expenses and other current liabilities (recorded at fair value $11,750; $12,022)	406,447	311,793
Deferred income taxes	225,484	118,396
Debt	301,973	279,600
Total liabilities	6,169,172	4,772,257
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 91,216 and 84,906 issued in 2012 and 2011, respectively; 67,192 and 60,106 outstanding in 2012 and 2011, respectively	912	849
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	761,105	582,321
Treasury stock at cost; 24,024 and 24,800 shares in 2012 and 2011, respectively	(293,791)	(300,365)
Accumulated other comprehensive income (loss)	64,231	(9,999)
Retained earnings	611,664	617,757
Total AmTrust Financial Services, Inc. equity	1,144,121	890,563
Non-controlling interest	103,344	69,098
Total stockholders’ equity	1,247,465	959,661
	$7,417,237	$5,732,518

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Premium income:
Net written premium	$1,648,037	$1,276,597	$827,226
Change in unearned premium	(229,185)	(239,736)	(81,567)
Net earned premium	1,418,852	1,036,861	745,659
Ceding commission – primarily related party	196,982	153,953	138,261
Service and fee income (related parties – $29,041, $16,700, $12,322)	172,174	108,660	62,067
Net investment income	68,167	55,515	50,517
Net realized gain on investments	8,981	2,768	5,953
Total revenues	1,865,156	1,357,757	1,002,457
Expenses:
Loss and loss adjustment expense	922,675	678,333	471,481
Acquisition costs and other underwriting expenses	543,713	398,404	302,809
Other	161,320	86,611	56,403
Total expenses	1,627,708	1,163,348	830,693
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	237,448	194,409	171,764
Other income (expenses):
Interest expense	(28,508)	(16,079)	(12,902)
Gain on investment in life settlement contracts net of profit commission	13,822	46,892	11,855
Foreign currency gain (loss)	(242)	(2,418)	684
Acquisition gain on purchase	—	5,850	—
Total other income (expenses)	(14,928)	34,245	(363)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	222,520	228,654	171,401
Provision for income taxes	46,955	42,372	47,053
Income before equity in earnings of unconsolidated subsidiaries	175,565	186,282	124,348
Equity in earnings of unconsolidated subsidiaries – related party	9,295	4,882	23,226
Net income	184,860	191,164	147,574
Net income attributable to non-controlling interests of subsidiaries	(6,873)	(20,730)	(5,109)
Net income attributable to AmTrust Financial Services, Inc.	$177,987	$170,434	$142,465
Earnings per common share:
Basic earnings per share	$2.67	$2.58	$2.17
Diluted earnings per share	$2.57	$2.52	$2.14
Dividends declared per common share	$0.39	$0.34	$0.29
Weighted average common shares outstanding:
Basic	66,499	65,915	65,532
Diluted	68,850	67,661	66,426
Net realized gain on investments:
Total other-than-temporary impairment losses	$(2,965)	$(4,411)	$(21,196)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(2,965)	(4,411)	(21,196)
Other net realized gain on investments	11,946	7,179	27,149
Net realized investment gain	$8,981	$2,768	$5,953

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$184,860	$191,164	$147,574
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,730	(4,815)	(4,820)
Change in fair value of interest rate swap	(733)	(2,280)	—
Unrealized gains on securities:
Unrealized holding gains arising during period	63,917	4,518	8,414
Reclassification adjustment for gains included in net income	4,316	(7,156)	13,160
Other comprehensive income, net of tax	$74,230	$(9,733)	$16,754
Comprehensive income	259,090	181,431	164,328
Less: Comprehensive income attributable to non-controlling interest	6,873	20,730	5,109
Comprehensive income attributable to AmTrust Financial Services, Inc.	$252,217	$160,701	$159,219

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands) Years Ended December 31, 2012, 2011, 2010

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2009	842	—	$543,977	$(300,889)	$(17,020)	$342,482	$569,392
Net income	—	—	—	—	—	147,574	147,574
Foreign currency translation, net of tax	—	—	—	—	(4,820)	—	(4,820)
Unrealized holding gain on investments, net of tax	—	—	—	—	8,414	—	8,414
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	13,160	—	13,160
Non-controlling interest in subsidiaries	—	—	—	—	—	(5,109)	(5,109)
Issuance of restricted stock	—	—	(400)	400	—	—	—
Stock option compensation	—	—	3,386	—	—	—	3,386
Exercise of stock options	2	—	1,768	—	—	—	1,770
Common stock dividend	—	—	—	—	—	(17,253)	(17,253)
Balance, December 31, 2010	844	—	548,731	(300,489)	(266)	467,694	716,514
Net income	—	—	—	—	—	191,164	191,164
Foreign currency translation, net of tax	—	—	—	—	(4,815)	—	(4,815)
Change in fair value of derivatives, net of tax	—	—	—	—	(2,280)	—	(2,280)
Unrealized holding loss on investments, net of tax	—	—	—	—	4,518	—	4,518
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(7,156)	—	(7,156)
Non-controlling interest in subsidiaries	—	—	—	—	—	(20,730)	(20,730)
Equity component of convertible senior notes, net of income taxes and issues costs	—	—	22,723	—	—	—	22,723
Issuance of restricted stock	—	—	(124)	124	—	—	—
Stock option compensation	—	—	5,571	—	—	—	5,571
Exercise of stock options, other	5	—	5,420	—	—	—	5,425
Common stock dividend	—	—	—	—	—	(20,371)	(20,371)
Balance, December 31, 2011	849	—	582,321	(300,365)	(9,999)	617,757	890,563
Net income	—	—	—	—	—	184,860	184,860
Foreign currency translation, net of tax	—	—	—	—	6,730	—	6,730
Change in fair value of derivative, net of tax	—	—	—	—	(733)	—	(733)
Unrealized holding gain on investments, net of tax	—	—	—	—	63,917	—	63,917
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	4,316	—	4,316
Non-controlling interest in subsidiaries	—	—	—	—	—	(6,873)	(6,873)
Acquisition of non-controlling interest in subsidiary	—	—	6,900	—	—	—	6,900
Equity component of convertible senior notes, net of income tax and issue costs	—	—	3,306	—	—	—	3,306
Issuance of restricted stock	—	—	(2,378)	2,378	—	—	—
Stock option compensation	—	—	7,172	—	—	—	7,172
Exercise of stock options, other	2	—	4,675	4,196	—	—	8,873
Share dividend	61	—	159,109	—	—	(159,170)	—
Common stock dividend	—	—	—	—	—	(24,910)	(24,910)
Balance, December 31, 2012	912	—	$761,105	$(293,791)	$64,231	$611,664	$1,144,121

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands) Years Ended December 31, 2012, 2011, 2010

Non-controlling interest in equity of consolidated subsidiaries:
Balance, December 31, 2009	$—
Capital contributions to subsidiaries	17,925
Income attributable to non-controlling interests	5,109
Balance, December 31, 2010	$23,034
Capital contributions to subsidiaries	25,334
Income attributable to non-controlling interests	20,730
Balance, December 31, 2011	$69,098
Capital contribution to subsidiaries	34,273
Acquisition of non-controlling interest in subsidiary	(6,900)
Income attributable to non-controlling interests	6,873
Balance, December 31, 2012	$103,344

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$184,860	$191,164	$147,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,991	50,000	18,429
Equity (earnings) losses and gain on investment in unconsolidated subsidiaries	(9,295)	(4,882)	(23,226)
Gain on investment in life settlement contracts	(13,822)	(46,892)	(11,855)
Acquisition gain on purchase	—	(5,850)	—
Realized (gain) loss on marketable securities	(11,946)	(7,179)	(27,149)
Non-cash write-down of marketable securities	2,965	4,411	21,196
Discount on notes payable	2,936	462	772
Stock based compensation	7,172	5,571	3,386
Bad debt expense	11,348	7,287	6,037
Foreign currency (gain) loss	242	2,418	(684)
Changes in assets – (increase) decrease:
Premiums and notes receivable	(329,618)	(186,721)	(208,677)
Reinsurance recoverable	(219,826)	(174,988)	(132,111)
Deferred policy acquisition costs, net	(68,135)	(56,320)	(44,492)
Prepaid reinsurance premiums	(167,747)	(99,911)	(74,407)
Prepaid expenses and other assets	(73,065)	(40,229)	(48,210)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	190,814	71,194	132,238
Loss and loss expense reserves	547,225	283,978	171,593
Unearned premiums	380,738	315,208	153,186
Funds held under reinsurance treaties	(15,303)	(5,683)	2,527
Accrued expenses and other current liabilities	67,350	44,071	(63,402)
Deferred tax asset (liability)	(4,334)	(52,551)	3,626
Net cash provided by operating activities	527,550	294,558	26,351
Cash flows from investing activities:
Purchases of available for sale fixed maturities	(1,462,519)	(2,065,393)	(3,711,080)
Purchases of equity securities	(30,468)	(37,410)	(28,321)
Purchases of other investments	(1,884)	(611)	(5,284)
Sales of available for sale fixed maturities	905,697	2,122,923	3,573,660
Sales of equity securities	47,491	17,634	65,531
Sales of other investments	5,717	6,776	200
Net sales (purchases) of short term investments	118,283	(96,428)	(872)
Acquisition of and capitalized premiums for life settlement contracts	(51,031)	(53,363)	(14,574)
Receipt of life settlement contract proceeds	10,074	10,530	—
Acquisition of captive insurance entities, net of cash obtained	15,473	43,950	6,929
Acquisition of subsidiaries, net of cash obtained	(63,855)	—	(19,902)
Acquisition of intangible assets	—	(30,388)	—
Loss portfolio transfer, net of cash obtained	—	28,969	—

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued) (In Thousands)

Investment in ACAC	—	—	(53,055)
Increase in restricted cash and cash equivalents	(55,658)	(5,974)	(8,180)
Purchase of property and equipment	(27,388)	(38,601)	(14,722)
Net cash (used in) provided by investing activities	(590,068)	(97,386)	(209,670)
Cash flows from financing activities:
Repurchase agreements, net	43,193	(155,899)	174,843
Revolving credit facility borrowings	—	123,200	—
Revolving credit facility payments	—	(123,200)	—
Convertible senior notes proceeds	25,000	175,000	—
Secured loan agreement borrowings	—	10,800	—
Secured loan agreements payments	(1,021)	(782)	—
Promissory note borrowings	13,000	—	—
Promissory note payment	(12,500)	(7,500)	(7,500)
Term loan payment	—	(6,667)	(13,333)
Financing fees	(2,180)	(6,644)	—
Capital contribution to subsidiaries	22,607	25,334	11,025
Stock option exercise and other	8,873	5,425	1,770
Dividends distributed in common stock	(30,201)	(19,712)	(16,647)
Net cash provided by financing activities	66,771	19,355	150,158
Effect of exchange rate changes on cash	3,270	(2,605)	1,226
Net increase (decrease) in cash and cash equivalents	7,523	213,922	(31,935)
Cash and cash equivalents, beginning year	406,847	192,925	224,860
Cash and cash equivalents, end of year	$414,370	$406,847	$192,925
Supplemental Cash Flow Information
Interest	$20,435	$12,931	$13,405
Income tax payments	8,414	14,158	33,480

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

The Company transacts business through eleven insurance company subsidiaries: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“WIC”), Associated Industries Insurance Company, Inc. (“AIIC”), Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”) and AmTrust Lloyd’s Insurance Company of Texas (“ALIC”), which are domiciled in New Hampshire, New York, Delaware, Florida, Wisconsin, Delaware, Kansas and Texas, respectively; and AmTrust International Insurance Ltd. (“AII”), AmTrust International Underwriters Limited (“AIU”) and AmTrust Europe, Ltd. (“AEL”), which are domiciled in Bermuda, Ireland and England, respectively.

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

Premiums — Insurance premiums, except for certain specialty risk and extended warranty programs, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty programs are earned based on an estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $14,989 and $11,682 at December 31, 2012 and 2011, respectively.

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

Loss and Loss Adjustment Expenses — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31, 2012. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

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

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Company generally considers an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

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

The Company has the following types of investments:

(a)
Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than 1 year at date of acquisition. As of December 31, 2012 and 2011, short term investments consisted primarily of money market investments.

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

(e)
Derivatives and hedging activities — The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheet at fair value. For derivatives that do not qualify for hedge accounting, the changes in fair value of the derivative are presented as a component of operating income. The Company primarily utilizes interest rate swaps, which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate.

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

Other Investments.  The Company has approximately 0.4% of its investment portfolio, in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

Derivatives.  The Company estimates fair value using information provided by a third party pricing service for interest rate swaps and classifies derivatives as Level 2 hierarchy.

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

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as underwriting and safety costs that vary with and are primarily related to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%,

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $68,135, $56,320 and $44,492 for the years ended December 31, 2012, 2011 and 2010, respectively. The amortization for deferred acquisition costs was $181,737, $161,392 and $102,085 in 2012, 2011 and 2010, respectively.

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

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2012, 2011 and 2010 was approximately $39,546, $8,504 and $9,220, respectively.

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

Business Combinations - The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in the Company's consolidated financial statements. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company assigns fair values to intangible assets based on valuation techniques including the income and market approaches. The Company expenses costs associated with the acquisition of a business in the period incurred. The Company includes the results of operations of an acquired business in its consolidated financial statements from the date of the acquisition.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Income Taxes — The Company joins its domestic subsidiaries and certain non-domestic subsidiaries in the filing of a consolidated federal income tax return and is party to federal income tax allocation agreements. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses and foreign currency translation gains and losses, are recorded directly to other comprehensive income. Additionally, the use of deferred tax liabilities related to equalization reserves are netted against related amortization expense and recorded as a decrease to other underwriting expense. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.

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

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2008 through 2012 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

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

Stock Compensation Expense — The Company follows ASC 720 Compensation — Stock Compensation and recognizes compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include restricted stock, restricted stock units, performance share units and stock option grants under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan. ASC 720 requires share-based compensation expense recognized to be based on estimated grant date fair value.

Earnings Per Share — The Company accounts for earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other stockholders based on their respective rights to receive dividends. Restricted stock awards granted to employees under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan are considered participating securities as they receive dividends on this stock. Additionally, the Company follows the treasury stock method related to its contingently convertible debt, as the Company has the ability to settle the conversion premium in either cash or stock. The contingently convertible shares were anti-dilutive for the Company's earnings per share calculations.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premium receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2012 and 2011, the outstanding premium receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

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

Reclassifications — Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. This did not have any impact on the net income of the Company. A summary of the major items include:

The Company paid a 10% stock dividend during the three months ended September 30, 2012. As such the weighted average number of shares used for basic and diluted earnings per share have been adjusted in prior periods. The impact on basic earnings per share was a decrease of $0.27 and $0.22 in 2011 and 2010, respectively and a decrease of diluted earnings per share of $0.25 and $0.22 for 2011 and 2010, respectively.

The Company and American Capital Acquisition Corporation (“ACAC”) currently each have a 50% ownership interest in Tiger Capital LLC (“Tiger”) and AMT Capital Alpha, LLC (“AMT Alpha”). The Company also has a 21.25% ownership share of ACAC. As a result, the Company ultimately receives 60.625% of the income and losses related to Tiger and AMT Alpha and therefore consolidates Tiger and AMT Alpha. Prior to January 1, 2012, the Company reported Tiger's and AMT Alpha's income and losses attributable to its 10.625% indirect ownership as a component of Equity in Earnings of Unconsolidated Subsidiaries. This amount was offset by reporting an equal amount as a component of Non-controlling interest. Effective January 1, 2012, the Company presents the impact of the 10.625% indirect ownership of Tiger and AMT Alpha on a net basis and excludes this amount from both Equity in Earnings of Unconsolidated Subsidiaries and Non-controlling Interest. All prior periods presented have been reclassed to conform to the current presentation. There was no impact on prior period Net Income Attributable to AmTrust Financial Services, Inc. The Company's equity investment in ACAC and non-controlling interest were reduced by $3,807 and $818 as of December 31, 2011 and 2010, respectively. Additionally, the non-controlling interest related to income on life settlement contracts is now presented on a pre-tax basis and the provision for income taxes has been reduced by an equivalent amount.

The Company acquired Builders & Tradesmen’s Insurance Services, Inc. ("BTIS") in December of 2011. The Company completed its acquisition accounting during the fourth quarter of 2012. As such, the goodwill and intangible asset values have been retroactively adjusted to December 31, 2011. The related amortization expense for 2011 was insignificant. See Note 5 "Acquisitions" for a description of the transaction.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Recent Accounting Literature

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 supersedes and replaces the presentation requirements for the reclassifications out of accumulated other comprehensive income. None of the other requirements of the previous ASUs are affected by ASU 2013-02. ASU 2013-02 is effective on a prospective basis for interim and annual periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this new accounting standard on the presentation of our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite Lived Intangible Assets for Impairment. This updated guidance regarding the impairment test applicable to indefinite-lived intangible assets is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, strategy, technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for the period ending March 31, 2013 with early adoption permitted. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220). This update requires that all non-owner charges in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-step approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The updated guidance was effective for fiscal years and interim periods beginning on or after December 15, 2011 and was to be applied on a retrospective basis to the beginning of the annual period of adoption. The new standard does not change the items that must be reported in other comprehensive income and was effective for fiscal years and interim periods within those years that begin after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of the new standard did not have a material impact on the Company’s results of operations, financial position or liquidity. Additionally, in December 2011, the FASB issued a new standard which indefinitely deferred certain provisions of ASU No. 2011-05 Comprehensive Income (Topic 220) that revised the manner in which companies present comprehensive income in financial statements. One of the ASU provisions required companies to present, by component, reclassification adjustments out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement was deferred until the FASB issued of ASU 2013-02 as described above.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles-Goodwill and Other (Topic 350). The updated guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment, using factors such as changes in management, key personnel, business strategy, technology or customers, to determine whether it should calculate the fair value of a reporting unit. Previous accounting literature required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test had to be performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill was determined in the same manner as goodwill is measured in a business combination (by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. Under the updated guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. The Company adopted this standard January 1, 2012 and it did not have any material impact on its results of operations, financial position or liquidity.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amendment was effective on a prospective basis for interim

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

and annual reporting periods beginning after December 15, 2011. The Company adopted this standard on January 1, 2012 and adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments eliminate as a criteria for demonstrating effective control over the transferred asset whether a transferor has the ability to repurchase or redeem the financial assets. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met: (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (ii) repurchase or redemption date before maturity at a fixed or determinable price; and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. As a result, more arrangements could be accounted for as secured borrowings rather than sales. The updated guidance was effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. The Company adopted this standard January 1, 2012 and it did not have a material impact on the Company’s results of operations, financial position or liquidity.

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASU 2010-26"). ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal. These costs include incremental direct costs of successful contracts, the portion of employees' salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract. Additional disclosure of the type of acquisition costs capitalized is also required.

The Company adopted ASU 2010-26 prospectively on January 1, 2012. For the year ended December 31, 2012, the Company recognized approximately $7,032 of expense related to such previously deferrable costs. If the Company had adopted ASU 2010-26 retrospectively, approximately $6,802 and $15,573 of acquisition costs that were deferred would have been recognized in expense for the year ended December 31, 2011 and 2010, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed and equity securities are presented in the tables below:

(Amounts in Thousands) As of December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$5,092	$112	$(20)	$5,184
Common stock	15,851	596	(1,166)	15,281
U.S. treasury securities	62,502	3,694	(4)	66,192
U.S. government agencies	39,594	707	—	40,301
Municipal bonds	287,361	12,833	(752)	299,442
Corporate bonds:
Finance	830,101	68,190	(4,603)	893,688
Industrial	387,980	20,914	(1,094)	407,800
Utilities	45,320	2,611	(5)	47,926
Commercial mortgage backed securities	10,065	135	—	10,200
Residential mortgage backed securities:
Agency backed	276,895	16,373	(654)	292,614
Non-agency backed	7,826	—	(763)	7,063
	$1,968,587	$126,165	$(9,061)	$2,085,691

(Amounts in Thousands) As of December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$5,091	$—	$(777)	$4,314
Common stock	28,950	5,228	(2,892)	31,286
U.S. treasury securities	50,474	3,057	(257)	53,274
U.S. government agencies	6,268	522	—	6,790
Municipal bonds	268,240	7,290	(513)	275,017
Corporate bonds:
Finance	534,810	13,059	(31,918)	515,951
Industrial	131,489	4,392	(2,990)	132,891
Utilities	38,434	1,790	(1,718)	38,506
Commercial mortgage backed securities	150	—	—	150
Residential mortgage backed securities:
Agency backed	345,112	18,946	(58)	364,000
Non-agency backed	7,886	—	(222)	7,664
	$1,416,904	$54,284	$(41,345)	$1,429,843

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2012, 2011 and 2010 were approximately $953,188, $2,140,557 and $3,639,191, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the Company’s available-for-sale fixed securities as of December 31, 2012 and 2011, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$20,786	$21,945	$10,044	$18,661
Due after one through five years	400,865	414,016	286,007	277,959
Due after five through ten years	966,158	1,044,510	501,490	494,290
Due after ten years	265,049	274,878	228,695	231,519
Mortgage backed securities	294,786	309,877	356,627	371,814
Total fixed maturities	$1,947,644	$2,065,226	$1,382,863	$1,394,243

(b) Investment Income

Net investment income for the years ended December 31, 2012, 2011 and 2010 was derived from the following sources:

(Amounts in Thousands)	2012	2011	2010
Fixed maturity securities	$67,182	$53,595	$43,789
Equity securities	127	981	702
Cash and short term investments	1,778	1,966	4,042
Interest on note receivable – related party	—	—	2,612
	69,087	56,542	51,145
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	(920)	(1,027)	(628)
	$68,167	55,515	$50,517

(c) Other Than Temporary Impairment

OTTI charges of our fixed-maturities and equity securities for the years ended December 31, 2012, 2011 and 2010 are presented in the table below:

(Amounts in Thousands)	2012	2011	2010
Equity securities recognized in earnings	$2,965	$937	$10,656
Fixed maturity securities recognized in earnings	—	3,474	10,540
	$2,965	$4,411	$21,196

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2012 and 2011:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2012	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$7,643	$(1,138)	25	$1,978	$(48)	1	$9,621	$(1,186)
U.S. treasury securities	997	(4)	1	—	—	—	997	(4)
Municipal bonds	63,577	(752)	19	—	—	—	63,577	(752)
Corporate bonds:
Finance	52,398	(899)	20	95,992	(3,704)	13	148,390	(4,603)
Industrial	82,066	(881)	28	9,105	(213)	4	91,171	(1,094)
Utilities	5,860	(5)	3	—	—	—	5,860	(5)
Residential mortgage backed securities:
Agency backed	24,554	(654)	2	—	—	—	24,554	(654)
Non-agency backed	—	—	—	7,062	(763)	2	7,062	(763)
Total temporarily impaired	$237,095	$(4,333)	98	$114,137	$(4,728)	20	$351,232	$(9,061)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2011	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,211	$(648)	7	$4,573	$(3,021)	17	$8,784	$(3,669)
U.S. treasury securities	7,523	(257)	4	773	—	1	8,296	(257)
Municipal bonds	43,452	(452)	10	4,098	(61)	1	47,550	(513)
Corporate bonds:
Finance	221,950	(13,250)	81	104,461	(18,668)	17	326,411	(31,918)
Industrial	35,105	(2,125)	11	2,500	(865)	1	37,605	(2,990)
Utilities	21,483	(1,261)	9	5,766	(457)	1	27,249	(1,718)
Commercial mortgage backed securities	150	—	2	—	—	—	150	—
Residential mortgage backed securities:
Agency backed	31,986	(58)	9	—	—	—	31,986	(58)
Non-agency backed	7,641	(216)	1	22	(6)	1	7,663	(222)
Total temporarily impaired	$373,501	$(18,267)	134	$122,193	$(23,078)	39	$495,694	$(41,345)

There are 118 and 173 securities at December 31, 2012 and 2011, respectively that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(d) Realized Gains and Losses

The tables below indicate the gross realized gains and losses for the years ended December 31, 2012, 2011 and 2010.

(Amounts in Thousands) Year Ended December 31, 2012	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$10,310	$(1,066)	$9,244
Equity securities	7,718	(5,016)	2,702
Write-down of equity securities	—	(2,965)	(2,965)
	$18,028	$(9,047)	$8,981

(Amounts in Thousands) Year Ended December 31, 2011	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$7,631	$(266)	$7,365
Equity securities	569	(755)	(186)
Write-down of fixed maturity securities	—	(3,474)	(3,474)
Write-down of equity securities	—	(937)	(937)
	$8,200	$(5,432)	$2,768

(Amounts in Thousands) Year Ended December 31, 2010	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	$17,860	$(4,353)	$13,507
Equity securities	19,656	(6,047)	13,609
Derivatives	33	—	33
Write-down of fixed maturity securities	—	(10,540)	(10,540)
Write-down of equity securities	—	(10,656)	(10,656)
	$37,549	$(31,596)	$5,953

(e) Unrealized Gains and Losses

The net unrealized gain (loss) on available-for-sale securities were as follows:

(Amounts in Thousands) Year Ended December 31,	2012	2011	2010
Fixed maturity securities	$117,582	$11,380	$15,969
Equity securities	(478)	1,559	(1,165)
Total net unrealized gain (loss)	117,104	12,939	14,804
Deferred income tax benefit (expense)	(40,986)	(4,529)	(5,181)
Net unrealized gains (loss), net of deferred income tax	76,118	8,410	9,623
Increase (decrease) in net unrealized gains, net of deferred income tax	$67,708	$(1,213)	$13,418

(f) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedged positions as a component of other comprehensive income. As of December 31, 2012, the Company had two interest rate swap agreements designated as a hedge and were recorded as a liability in the amount of $4,636 and were included as a component of accrued expenses and other liabilities.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps as of December 31, 2012:

	Remaining Life of Notional Amount(1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2012 and 2011 are as follows:

(Amounts in Thousands)	2012	2011
Restricted cash	$78,762	$23,104
Restricted investments	251,082	187,227
Total restricted cash and investments	$329,844	$210,331

(h) Other

Securities sold but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2012 and 2011 was $56,700 and $55,830 for U.S. treasury bonds, respectively, and $11 and $112 for equity securities, respectively. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at December 31, 2012. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company entered into repurchase agreements, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2012, there were $234,911 principal amount outstanding at interest rates between 0.42% and 0.50%. Interest expense associated with these repurchase agreements for the year ended December 31, 2012 was $920 of which $0 was accrued as of December 31, 2012. The Company has $253,104 of collateral pledged in support of these agreements. As of December 31, 2011, there were $191,718 principal amount outstanding at interest rates between 0.4% and 0.45%. Interest expense associated with these repurchase agreements for the year ended December 31, 2011 was $1,028 of which $0 was accrued as of December 31, 2011. The Company had $210,890 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income. Additionally, during the year ended December 31, 2012, the Company entered into a reverse repurchase agreement in the amount of $57,000 that is included in cash and cash equivalents as of December 31, 2012. The Company retains collateral of $56,700 related to this agreement.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2012 and 2011:

(Amounts in Thousands) As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$66,192	$66,192	$—	$—
U.S. government securities	40,301	—	40,301	—
Municipal bonds	299,442	—	299,442	—
Corporate bonds and other bonds:
Finance	893,688	—	893,688	—
Industrial	407,800	—	407,800	—
Utilities	47,926	—	47,926	—
Commercial mortgage backed securities	10,200	—	10,200	—
Residential mortgage backed securities:
Agency backed	292,614	—	292,614	—
Non-agency backed	7,063	—	7,063	—
Equity securities	20,465	20,465	—	—
Short term investments	10,282	10,282	—	—
Other investments	11,144	—	—	11,144
Life settlement contracts	193,927	—	—	193,927
	$2,301,044	$96,939	$1,999,034	$205,071
Liabilities:
Equity securities sold but not yet purchased, market	$11	$11	$—	$—
Fixed maturity securities sold but not yet purchased, market	56,700	56,700	—	—
Securities sold under agreements to repurchase, at contract value	234,911	—	234,911	—
Life settlement contract profit commission	11,750	—	—	11,750
Derivatives	4,636	—	4,636	—
	$308,008	$56,711	$239,547	$11,750

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands) As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$53,274	$53,274	$—	$—
U.S. government securities	6,790	—	6,790	—
Municipal bonds	275,017	—	275,017	—
Corporate bonds and other bonds:
Finance	515,951	—	515,951	—
Industrial	132,891	—	132,891	—
Utilities	38,506	—	38,506	—
Commercial mortgage backed securities	150	—	150	—
Residential mortgage backed securities:
Agency backed	364,000	—	364,000	—
Non-agency backed	7,664	—	7,664	—
Equity securities	35,600	35,600	—	—
Short term investments	128,565	128,565	—	—
Other investments	14,588	—	—	14,588
Life settlement contracts	131,387	—	—	131,387
	$1,704,383	$217,439	$1,340,969	$145,975
Liabilities:
Equity securities sold but not yet purchased, market	$112	$112	$—	$—
Fixed maturity securities sold but not yet purchased, market	55,830	55,830	—	—
Securities sold under agreements to repurchase, at contract value	191,718	—	191,718	—
Life settlement contract profit commission	12,022	—	—	12,022
Derivatives	3,508	—	—	3,508
	$263,190	$55,942	$191,718	$15,530

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2012 and 2011:

(Amounts in Thousands)	Balance as of January 1, 2012	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2012
Other investments	$14,588	$(3,705)	$4,094	$1,884	$(5,717)	$—	$11,144
Life settlement contracts	131,387	56,804	—	15,810	(10,074)	—	193,927
Life settlement contract profit commission	(12,022)	272	—	—	—	—	(11,750)
Derivatives	(3,508)	—	(1,465)	—	—	4,973	—
Total	$130,445	$53,371	$2,629	$17,694	$(15,791)	$4,973	$193,321

(Amounts in Thousands)	Balance as of January 1, 2011	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2011
Other investments	$21,514	$883	$(1,644)	$611	$(6,776)	$—	$14,588
Life settlement contracts	22,155	80,523	—	39,239	(10,530)	—	131,387
Life settlement contract profit commission	(4,711)	(7,311)	—	—	—	—	(12,022)
Derivatives	—	—	(3,508)	—	—	—	(3,508)
Total	$38,958	$74,095	$(5,152)	$39,850	$(17,306)	$—	$130,445

The Company transferred its derivatives from Level 3 to Level 2 during the year ended December 31, 2012. The Company had no transfers between levels during 2011.

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments:  Fair value disclosures for these investments are disclosed elsewhere in Note 2. “Significant Accounting Policies”. The carrying values of cash, short term investments and investment income accrued approximate their fair values and are classified as Level 1 in the financial hierarchy.

•
Premiums Receivable:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset and are classified as Level 1 in the financial hierarchy.

•
Subordinated Debentures and Debt:  The current fair value of the Company's convertible senior notes and subordinated debentures was $248,000 and $58,300 as of December 31, 2012, respectively. These financial liabilities are classified as Level 3 in the financial hierarchy. The fair value of the convertible senior notes was determined using a binomial lattice model. The fair value of the subordinated debentures was determined using the Black-Derman-Troy interest rate lattice model.

•
Other investments: The Company has less than one percent of its investment portfolio and consists of limited partnerships and hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. Additionally, the Company has an investment in a Lloyd's syndicate that is valued on a cost basis. The Company has determined thats its investments in these securities are not material to its financial position or results of operations.

•
Derivatives: The Company classifies interest rate swaps as Level 2 hierarchy. The Company uses these interest rate swaps to hedge floating interest rates on its debt, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations. The estimated fair value of the interest rate swaps, which is obtained from a third

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

party pricing service, is measured using discounted cash flow analysis that incorporates significant observable inputs, including the LIBOR forward curve and a measurement of volatility.

The fair value of life settlement contracts as well as life settlement profit commission is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments, financial standing of the issuer, and changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and industry life expectancy reports. The fair value of a life insurance policy is estimated using present value calculations based on the data specific to each individual life insurance policy. The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies for the years ended December 31, 2012 and 2011 and, as described in Note 6 "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	2012	2011
Average age of insured	79	77
Average life expectancy, months (1)	139	155
Average face amount per policy	$6,770,000	$6,703,000
Fair value discount rate	7.5%	7.5%
Internal rate of return (2)	17.7%	14.1%

(1)	Standard life expectancy as adjusted for insured’s specific circumstances

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

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonable vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the years ended December 31, 2012 and 2011:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2012	$(27,160)	$29,285
December 31, 2011	$(18,778)	$20,785

	Change in discount rate
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2012	$(17,591)	$19,926
December 31, 2011	$(13,802)	$15,804

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions

The following acquisitions occurred during the years ended December 31, 2012 and 2011. The Company accounts for acquisitions pursuant to the acquisition method. In applying the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at fair value and records the excess of the consideration paid over the value of the identified net assets acquired as goodwill. The Company assigns fair values to intangible assets based on valuation techniques including the income and market approaches.

First Nonprofit Companies, Inc.

On December 31, 2012, the Company completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55,000. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5,000 of annual payroll. FNC offers unique services as well as insurance programs that are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $55,000, which consisted primarily of goodwill and intangible assets of $28,210 and $40,500, respectively. The intangible assets consist of relationships and have a life of 18 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment. The acquisition of FNC had no impact on the Company's results of operations for 2012.

AHL

During 2012 and 2011, AmTrust Holdings Luxembourg ("AHL") completed a series of acquisitions described below. AHL is a holding company that purchases Luxembourg captive insurance entities that allows the Company to obtain the benefit of the captives’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of the Company's subsidiaries. AHL and the result of the Company's utilization of the captives' loss reserves are included in our Specialty Risk and Extended Warranty segment.

In December 2012, AHL acquired all the issued and outstanding stock of Inter Re S.A., a Luxembourg domiciled captive insurance company, from USG People. The purchase price of Inter Re S.A. was approximately $40,600. The Company recorded approximately $44,800 of cash, intangible assets of $8,500 and a deferred tax liability of $12,700. Inter Re S.A. subsequently changed its name to AmTrust Re Epsilon.

In December 2012, AHL acquired all the issued and outstanding stock of Socare S.A., a Luxembourg domiciled captive insurance company, from Cactus S.A. The purchase price of Socare S.A. was approximately $119,300. The Company recorded approximately $130,500 of cash, intangible assets of $26,200 and a deferred tax liability of $37,400. Socare S.A. subsequently changed its name to AmTrust Re Theta.

In December 2011, AHL acquired all the issued and outstanding stock of Reaal Reassurantie S.., a Luxembourg domiciled captive insurance company, from SNS REAAL N.V. and REAAL N.V. The purchase price of Reaal Reassurantie S.A. was approximately $71,900. The Company recorded approximately $78,700 of cash, intangible assets of $15,500 and a deferred tax liability of $22,300. Reaal Reassurantie S.A. subsequently changed its name to AmTrust Re Kappa.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

CNH Capital's Insurance Agencies

In July 2012, the Company completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as "CNH Capital Insurance Agencies," from CNH Capital, the financial services business of CNH Global N.V., for approximately $34,000. The acquisition allows the Company to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, the Company entered into service and license agreements with CNH Capital whereby the Company will make future payments based on gross revenues of the CNH Capital Insurance Agencies. In accordance with FASB ASC 805-10, Business Combinations, the Company recorded a purchase price of $34,000, which consisted primarily of goodwill and intangible assets of approximately $21,340 and $19,400, respectively. The intangible assets consist of renewal rights and licenses and have asset lives of between 5 and 10 years. The goodwill and intangibles are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this transaction, the Company recorded approximately $9,800 of fee income during the year ended December 31, 2012. Additionally, the Company recorded approximately $29,644 of written premium for the year ended December 31, 2012 related to CNH.

BTIS

In December 2011, the Company acquired the California-based BTIS, an insurance wholesaler and general agent specializing in insurance policies and bonds for small artisan contractors. The purchase agreement required the Company to make an initial payment of $5,000 on the acquisition date and pay future incentives measured primarily on the overall profitability of the business for a period of approximately 4 years. In accordance with FASB ASC 805, Business Combinations, the Company recorded a purchase price of approximately $47,000, which included goodwill and intangibles of approximately of $28,270 and $29,900, respectively . The intangible assets included renewal rights, distribution networks and trademarks. The trademarks were determined to have an indefinite life while the renewal rights and distribution networks were determined to have lives of 11 years and 17 years, respectively. Additionally, the Company recorded a liability for approximately $2,410 related to an unfavorable lease assumed in the transaction. BTIS's revenues are included within the Company's Small Commercial Business segment as a component of service and fee income. The Company recorded approximately $18,100 and $2,002 of fee revenue as a result of this acquisition for the years ended December 31, 2012 and 2011, respectively. Additionally, the Company recorded written premium of approximately $70,107 for the year ended December 31, 2012 related to BTIS.

Cardinal Comp

In September 2008, the Company entered into a managing general agency agreement with Cardinal Comp, LLC (“Cardinal Comp”), a workers’ compensation managing general agent for which the Company paid the agency a commission for the placement of insurance policies. The agency operated in eight states and primarily in the state of New York. In September 2011, the Company, through one of its subsidiaries, entered into a renewal rights and asset purchase agreement with Cardinal Comp and Cook Inlet Alternative Risk LLC. The purchase price was approximately $30,388. The existing managing general agency agreement entered into in 2008 was terminated as part of the new agreement and will enable the Company to reduce commissions on written premium generated from the renewal rights agreement. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of $30,388, which consisted primarily of goodwill and intangible assets of $5,250 and $24,750, respectively. The intangible assets consist of distribution networks, renewal rights and a trademark and have asset lives of between 2 and 16 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment. The Company recorded approximately $90,886 and $84,000 of written premium related to Cardinal Comp for the years ended December 31, 2012 and 2011, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Majestic

The Company, through certain of its subsidiaries and the Insurance Commissioner of the State of California acting solely in the capacity as the statutory conservator (the “Conservator”) of Majestic Insurance Company (“Majestic”), entered into a Rehabilitation Agreement that set forth a plan for the rehabilitation of Majestic (the “Rehabilitation Plan”) by which the Company acquired the business of Majestic through a Renewal Rights and Asset Purchase Agreement (the “Purchase Agreement”), and a Loss Portfolio Transfer and Quota Share Reinsurance Agreement (the “Reinsurance Agreement”). On July 1, 2011, the Company, through one of its subsidiaries, entered into the Reinsurance Agreement, which was effective June 1, 2011, and assumed all of Majestic’s liability for losses and loss adjustment expenses under workers’ compensation insurance policies of approximately $331,660 on a gross basis (approximately $183,511 on a net basis), without any aggregate limit, and certain contracts related to Majestic’s workers” compensation business, including leases for Majestic’s California office space. In addition, the Company assumed 100% of the unearned premium reserve of approximately $25,997 on all in-force Majestic policies. In connection with this transaction, the Company received approximately $224,532 of cash and investments, which included $26,000 for a reserve deficiency and also included the assignment of Majestic’s reinsurance recoverables of approximately $51,715. The Reinsurance Agreement also contains a profit sharing provision whereby the Company pays Majestic up to 3% of net earned premium related to current Majestic policies that are renewed by the Company in the three year period commencing on the closing date should the loss ratio on such policies for the three year period be 65% or less. The insurance premiums, which are included in the Company’s Small Commercial Business segment, have been recorded since the acquisition date and were approximately $104,443 for the year ended December 31, 2012.

In accordance with FASB ASC 944-805 Business Combinations, the Company is required to adjust to fair value Majestic’s loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. The Company determined the fair value of the loss reserves to be $328,905. Accordingly, the amortization will be recorded as an expense on the Company’s income statement until fully amortized.

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

As a result of entering into the Purchase Agreement, the Company, in accordance with FASB ASC 805 Business Combinations, recorded $3,870 of intangible assets related to distribution networks and trademarks. The distribution networks have a life of 13 years and the trademarks have a life of 2 years. Additionally, the Company recorded a liability for approximately $390 related to an unfavorable lease assumed in the transaction and a liability for approximately $815 related to the above-mentioned profit sharing provision. During the three months ended December 31, 2012, this aforementioned profit sharing provision value was estimated to not be material.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

As a result, the Company recorded an acquisition gain of $5,850 related to the entire Majestic purchase during the year ended December 31, 2011. A summary of the assets acquired and liabilities assumed for Majestic are as follows:

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

The Company has recorded written premium, which is included in the Company's Small Commercial Business segment, of approximately $104,443 and $42,882 for the years ended December 31, 2012 and 2011, respectively.

Warrantech

In August 2010, the Company, through its wholly-owned subsidiary AMT Warranty Corp., acquired 100% of the issued and outstanding capital stock of Warrantech Corporation and its subsidiaries (“Warrantech”) from WT Acquisition Holdings, LLC for approximately $7,500 in cash and an earnout payment to the sellers of a minimum of $2,000 and a maximum and $3,000 based on AMT Warranty Corp.’s EBITDA over the three-year period from January 1, 2011 through December 31, 2013. AMT Warranty Corp. issued 20% of its issued and outstanding common stock to the Chairman of Warrantech, which had a fair value of $6,900 as determined using both a market and an income approach. In 2012, the Company acquired the remaining 20% interest of AMT Warranty. The purchase price for the non-controlling interest was not material to the Company. Additionally, the Company settled its contingent consideration associated with the purchase of Warrantech acquisition for approximately $400.

6. Investment in Life Settlements

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of ACAC for the purposes of acquiring life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of ACAC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel Grantor Retained Annuity Trust, for the purposes of acquiring additional life settlement contracts. The Company has a fifty percent ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with the Company’s 21.25% ownership percentage of ACAC, the Company ultimately receives 60.625% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

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

Total capital contributions of $40,062 and $43,000 were made to the LSC entities during the years ended December 31, 2012 and 2011, respectively, for which the Company contributed approximately $20,100 and $21,500 in those same periods. The LSC entities used a majority of the contributed capital to acquire certain life insurance policies of approximately $15,810 and $31,000 for the years ended December 31, 2012 and 2011, respectively, as well as pay premiums on existing policies and premium finance loans. The Company’s investments in life settlements and cash value loans were approximately $193,927 and $136,800 as of December 31, 2012 and 2011, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment in life settlement contracts net of profit commission for the years ended December 31, 2012, 2011 and 2010 of approximately $13,822, $46,900 and $11,855, respectively, related to the life settlement contracts.

In addition to the 256 and 237 policies disclosed in the table below as of December 31, 2012 and 2011, respectively, Tiger owned 13 and 36 premium finance loans as of December 31, 2012 and 2011, respectively, which were secured by life insurance policies and were carried at a value of $0 and $5,391 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the face value amount of the related 256 life insurance policies and 13 premium finance loans were approximately $1,672,909 and $0, respectively. All of the premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policies or allow the policies to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables describe the Company’s investment in life settlements as of December 31, 2012 and 2011:

(Amounts in thousands, except Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2012
0 – 1	—	$—	$—
1 – 2	6	27,511	58,000
2 – 3	4	13,678	25,000
3 – 4	1	4,775	10,000
4 – 5	2	6,004	20,000
Thereafter	243	141,959	1,559,909
Total	256	$193,927	$1,672,909
As of December 31, 2011
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	1	6,665	10,000
3 – 4	1	2,703	5,000
4 – 5	2	9,630	20,000
Thereafter	233	112,389	1,483,183
Total	237	$131,387	$1,518,183

(1) The Company determined the fair value as of December 31, 2012 based on 173 policies out of 256 policies, as the Company assigned no value to 83 of the policies. The Company determined the fair value as of December 31, 2011 based on 135 policies out of 237 policies, as the Company assigned no value to 102 of the policies. The Company estimated the fair value of a policy using present value calculations. If the estimate fair value is determined to be less than zero, then no value is assigned to that policy.

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2012, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2013	$28,397	$744	$29,141
2014	30,569	876	31,445
2015	31,831	1,068	32,899
2016	42,049	1,749	43,798
2017	40,479	1,188	41,667
Thereafter	523,385	20,346	543,731
	$696,710	$25,971	$722,681

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Intangible Assets and Goodwill

The composition of the intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2012	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$229,780	$—	$229,780	Indefinite Life
Renewal rights	30,880	7,373	23,507	7 – 17 years
Covenant not to compete	7,756	6,629	1,127	3 – 9 years
Distribution networks	96,586	20,748	75,838	10 – 20 years
Software	2,293	2,052	241	20 years
Customer relationships	63,595	6,085	57,510	5 – 18 years
Trademarks	5,193	3,615	1,578	2 – 15 years
Trademarks	5,033	—	5,033	Indefinite Life
Licenses	12,608	1,255	11,353	5 - 50 years
Licenses	14,340	—	14,340	Indefinite Life
Contractual use rights	132,991	51,997	80,994	Specific use
Preemptive use rights	11,868	—	11,868	Indefinite Life
Other	2,755	957	1,798	4 years
Total	$615,678	$100,711	$514,967	10 years average

(Amounts in Thousands) As of December 31, 2011	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$175,924	$—	$175,924	Indefinite Life
Renewal rights	21,480	3,150	18,330	7 – 17 years
Covenant not to compete	7,756	4,569	3,187	3 – 9 years
Distribution networks	85,042	14,754	70,288	10 – 20 years
Software	2,305	2,028	277	20 years
Customer relationships	23,263	4,595	18,668	5 – 10 years
Trademarks	5,124	2,105	3,019	2 – 15 years
Trademarks	5,033	—	5,033	Indefinite Life
License	408	27	381	50 years
Licenses	14,340	—	14,340	Indefinite Life
Contractual use rights	98,306	37,405	60,901	Specific use
Other	2,755	317	2,438	4 years
Total	$441,736	$68,950	$372,786	10 years average

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2011	$47,688	$53,212	$5,320	$106,220
Goodwill additions	38,124	23,288	8,300	69,712
Foreign currency translation	—	(8)	—	(8)
Balance as of January 1, 2012	$85,812	$76,492	$13,620	$175,924
Goodwill additions	30,460	21,340	2,200	54,000
Foreign currency translation	—	(144)	—	(144)
Balance as of December 31, 2012	$116,272	$97,688	$15,820	$229,780

Goodwill added during 2012 resulted primarily from the acquisition of FNC in the Small Commercial Business segment and the CNH Capital Insurance Agencies in the Specialty Risk and Extended Warranty segment. Goodwill added during 2011 resulted primarily from the acquisitions of BTIS and Cardinal Comp and other adjustments for deferred tax liabilities in the Small Commercial Business segment, the finalization of acquisition adjustments for Warrantech in the Specialty Risk and Extended Warranty segment and contingent consideration related to a Specialty Program business.

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2012, 2011 and 2010. Finite lived intangible assets are amortized under the straight-line method, except for renewal rights, which the Company amortizes using a 125% accelerated method, and contractual use rights, which are amortized based on actual use. Amortization expense for 2012, 2011 and 2010 was $31,761, $40,194 and $14,305, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2013	$37,120
2014	33,319
2015	30,520
2016	27,009
2017	23,517

8. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2012	2011
Land	$7,593	$7,593
Building	21,636	21,516
Software	41,915	26,428
Computer equipment	17,384	15,471
Other equipment	18,059	17,239
Leasehold improvements	10,596	1,335
	117,183	89,582
Less: Accumulated depreciation and amortization	(41,250)	(28,029)
	$75,933	$61,553

Depreciation expense was $13,221, $9,806 and $6,039 for the years ended December 31, 2012, 2011 and 2010.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

9. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2012, 2011 and 2010:

(Amounts in Thousands)	2012	2011	2010
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$1,879,175	$1,263,537	$1,091,944
Less: Reinsurance recoverables at beginning of year	972,392	670,877	561,874
Net balance, beginning of year	906,783	592,660	530,070
Incurred related to:
Current year	909,818	665,812	463,535
Prior year	12,857	12,521	7,946
Total incurred losses during the year	922,675	678,333	471,481
Paid losses and LAE related to:
Current year	(406,238)	(390,267)	(222,593)
Prior year	(285,479)	(179,721)	(187,012)
Total payments for losses and LAE	(691,717)	(569,988)	(409,605)
Commuted loss reserves	91,529	—	1,350
Net balance, December 31	1,229,270	701,005	593,296
Acquired outstanding loss and loss adjustment reserve	13,137	209,651	—
Effect of foreign exchange rates	3,781	(3,873)	(636)
Plus reinsurance recoverables at end of year	1,180,212	972,392	670,877
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$2,426,400	$1,879,175	$1,263,537

In 2012, various subsidiaries of the Company participated in a commutation related to quota share reinsurance agreements with National Indemnity Company covering the 2009 and 2010 European medical liability program. The amount of the commutation was approximately $91,529. The commutation did not have any impact on the Company's results of operations for 2012.

In 2012, 2011 and 2010, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $12,857, $12,521 and $7,946, respectively, primarily as a result of unfavorable loss development in its Specialty Program segment due to higher actuarial estimates based on actual losses.The percentage of the Company's unpaid losses and LAE related to IBNR was 34.5%, 40.3% and 45.1% as of December 31, 2012, 2011 and 2010, respectively. The reduction in IBNR as a percentage of overall loss reserves within this segment is a result of redefining IBNR within our European operations, which lead to the classification of a greater percentage of those reserves as case reserves as opposed to IBNR. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and developed more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

10. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2012	2011
Premium taxes, assessments and surcharges payable	$110,540	$67,138
Commissions payable	65,708	43,923
Deferred warranty revenue	62,721	51,011
Due to sellers	48,950	58,059
Other accrued expenses	43,394	29,518
Deposits from customers	30,996	17,396
Claims payable	23,313	18,005
Accounts payable	11,098	8,464
Premiums collected in advance	9,727	18,279
	$406,447	$311,793

11. Debt

The Company’s borrowings consisted of the following at December 31, 2012 and 2011:

(Amounts in Thousands) As of December 31,	2012	2011
Revolving credit facility	$—	$—
Subordinated debentures	123,714	123,714
Convertible senior notes	161,218	138,506
Secured loan agreements	9,041	10,018
Promissory notes	8,000	7,362
	$301,973	$279,600

Aggregate scheduled maturities of the Company’s borrowings at December 31, 2012 are:

(Amounts in Thousands)
2013	$1,021
2014	1,068
2015	1,116
2016	1,167
2017	1,220
Thereafter	296,381	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $38,782.

Revolving Credit Agreement

On August 10, 2012, the Company entered into a four-year, $200,000 credit agreement (the "Credit Agreement"), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000. In connection with entering into the Credit Agreement, the Company terminated its existing $150,000 credit agreement, dated as of January 28, 2011 with JPMorgan Chase Bank, N.A. Fees associated with the Credit Agreement were approximately $989. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all of its covenants as of December 31, 2012.

As of December 31, 2012, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at December 31, 2012 for $95,807, which reduced the availability for letters of credit to $4,193 as of December 31, 2012, and the availability under the facility to $104,193 as of December 31, 2012.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the credit agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of December 31, 2012 and 2011 was 2.50%. The Company recorded total interest expense of approximately $1,884 and $2,697 for the years ended December 31, 2012 and 2011, respectively, under the Credit Agreements.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at December 31, 2012), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio and was 0.25% at December 31, 2012).

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2012 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $8,297, $9,871 and $10,209 of interest expense for the years ended December 31, 2012, 2011 and 2010, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of December 31, 2012:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275%	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.608	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.308	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

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

Convertible Senior Notes

In December 2011, the Company issued $175,000 aggregate principal amount of its 5.50% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, the Company issued an additional $25,000 of the Notes to cover the initial purchasers' overallotment option. The Notes bear interest at a rate equal to 5.50% per year, payable semiannually in arrears on June 15 and December 15th of each year, beginning on June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at December 31, 2012 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

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

The Company separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $14,031 and $524 for the years ended December 31, 2012 and 2011, respectively.

The following table shows the amounts recorded for the Notes as of December 31, 2012 and 2011:

(Amounts in Thousands)	December 31, 2012	December 31, 2011
Liability component
Outstanding principal	$200,000	$175,000
Unamortized OID	(38,782)	(36,494)
Liability component	$161,218	$138,506
Equity component, net of tax	$27,092	$23,785

Secured Loan Agreement

During February 2011, the Company, through a wholly-owned subsidiary, entered into a seven year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $432 and $402 for the years ended December 31, 2012 and 2011, respectively, related to this agreement. The loan is secured by the aircraft.

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

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 20. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $100 for the year ended December 31, 2012 related to the notes. Additionally, the Company recorded approximately $1,430 of deferred financing fees.

Comerica Letter of Credit Facility

In connection with the Majestic acquisition discussed in Note 5 "Acquisitions," the Company, through one of its subsidiaries, entered into a secured letter of credit facility with Comerica Bank during the three months ended September 30, 2011. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company's obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders. The credit limit is for $75,000 and was utilized for $49,634 as of December 31, 2012. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

Other Letters of Credit

As of December 31, 2012, the Company, through certain subsidiaries, has additional existing stand-by letters of credit in the amount of $7,377 outstanding, which reduced the availability on the letters of credit to $11 as of December 31, 2012.

12. Reinsurance
The Company structures its reinsurance programs by analyzing its threshold for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type. Based on its analysis of these factors, the Company may determine not to purchase reinsurance for some lines of business. The Company generally purchases reinsurance to reduce its net liability on individual risks and to protect against catastrophe losses and volatility. The Company retains underwriting risk in certain lines of business in order to retain a greater proportion of expected underwriting profits. The Company has chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and limits are within its risk tolerance.
The Company purchases reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional reinsurance agreements may have maximum loss limits, most of which are at or greater than a 500% loss ratio. The Company also purchases reinsurance on an excess of loss basis to cover individual risk, severity and catastrophe exposure. Additionally, the Company may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance the Company purchases varies year to year based on its risk assessment, its desired retention levels based on profitability and other considerations, and the market availability of quality reinsurance at prices the Company considers acceptable. Our reinsurance programs renew throughout the year, and the price changes in recent years have not been material to the Company's net underwriting results. The Company's reinsurance generally does not cover war or nuclear, biological, chemical or radiological terrorism risks.
In its proportional reinsurance programs, the Company generally receives a commission on the premium ceded to reinsurers. This compensates the Company's insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of the Company's reinsurance treaties allow it to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on the Company's behalf and are compensated, directly or indirectly, by the reinsurers. The Company also enters reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit.
In order to reduce its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of companies and syndicates that it believes to be financially sound. The

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Company carefully monitors the credit quality of its reinsurers when the Company places new and renewal reinsurance, as well as on an ongoing, current basis. The Company uses objective criteria to select and retain its reinsurers, including requiring minimum surplus of $500,000 and a financial strength rating of “A-” or better from A.M. Best Company, Inc. or Standard & Poor's Corporation. The Company approves exceptions to these criteria when warranted.
The Company monitors its financial exposure to the reinsurance market and takes necessary actions in an attempt to mitigate its exposure to possible loss. The Company limits its liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in its consolidated balance sheets. The Company monitors the collectability of its reinsurance recoverables and records a reserve for uncollectible reinsurance when it determines an amount is potentially uncollectible. The Company's evaluation is based on its periodic reviews of its disputed and aged recoverables, as well as its assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, the Company makes estimates as to what portion of a recoverable may be uncollectible. The Company's estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

Reinsurance Programs and Retentions

The following tables provide a summary of the Company's primary reinsurance programs for 2012 for the United States and internationally:

(Amounts in Thousands)	2012 Domestic Reinsurance Program
Type of Reinsurance	Retention	Limits (per occurrence)	Coverage
Worker's Compensation Excess of Loss	$5,000	$230,000	100% of $225,000
Property, Excess of Loss	$2,000	$20,000	100% of $18,000
Property Catastrophe, excess	$5,000	$65,000	100% of $60,000
Casualty Excess of Loss	$2,000	$30,000	100% of $28,000
Public Entity, Pro Rata	N/A	$10,000	20% of $10,000
Professional Liability, Excess of Loss	$500	$5,000	100% of $4,500
Equipment Breakdown, Pro Rata	N/A	$25,000	100% of $25,000
Umbrella, Pro Rata	N/A	$10,000	85% of $10,000

(Amounts in Thousands)	2012 International Reinsurance Program
Type of Reinsurance	Retention	Limits(per occurrence)	Coverage
Property, Excess of Loss	$800	$3,200	100% of $2,400
Property Catastrophe, Excess of Loss	$8,000	$72,000	100% of $64,000
Surety, Pro Rata and Excess of Loss	$4,000	$32,500	100% of $28,500
Casualty Excess of Loss	$1,600	$16,000	100% of $15,200
Latent Defect Excess of Loss	$1,300	$40,000	100% of $38,700
Accident and Health Excess of Loss	$800	$24,000	100% of $23,200
Medical Malpractice, Pro Rata(1)	N/A	$13,000	100% of $13,000
___________________________________________
(1) Reinsurance agreement with Maiden Insurance by which we cede 40% of our European medical liability business. For a description of this agreement, see Note 13. “Related Party Transactions.”

If the Company incurs catastrophe losses and loss settlement expenses that exceed the coverage limits of its reinsurance program, many of its property catastrophe programs have built in a fixed number of reinstatement of limits. For example, if the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Company incurs a property catastrophe loss, it is required to pay the reinsurers a reinstatement premium equal to the full amount of the original premium.

During the third quarter of 2007, the Company entered into a master agreement with Maiden, as amended, by which its Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement, as amended (the “Maiden Quota Share”). For a description of this agreement, see Note 13. “Related Party Transactions.”

The effect of reinsurance with unrelated companies on premiums and losses for 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012		2011		2010
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$2,494,846	$2,067,635	$1,843,185	$1,553,878	$1,375,993	$1,220,164
Assumed	254,480	270,008	307,287	265,258	184,829	160,285
Ceded	(1,101,289)	(918,791)	(873,875)	(782,275)	(733,596)	(634,790)
	$1,648,037	$1,418,852	$1,276,597	$1,036,861	$827,226	$745,659

	As of December 31,
	2012		2011		2010
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$503,174	$(1,185,056)	$547,127	$(972,392)	$129,066	$(670,877)
Unearned premiums	108,679	(754,844)	124,207	(584,871)	77,548	(484,960)
Loss and LAE expense incurred	166,191	(638,595)	222,859	(575,794)	105,501	(441,106)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2012 and 2011, the Company had no commutations related to workers’ compensation that were included in ceded reinsurance treaties.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of December 31, 2012, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 5.4%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd., net of commissions) and 40% of losses excluding certain specialty risk programs that the Company commenced writing after the effective date, including the Company's European medical liability business discussed below, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

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

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission based on a percentage of ceded written premiums with respect to all Covered Business. Commencing January 1, 2012, the ceding commission with respect to all Covered Business other than the retail commercial package business is adjusted on a quarterly basis to (a) 30% of ceded premium, if the Specialty Risk and Extended Warranty subject premium, excluding ceded premium related to our medical liability business discussed below, is greater than or equal to 42% of the total subject premium, (b) 30.5% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 42% but greater than or equal to 38%, or (c) 31% of ceded premium, if the Specialty Risk and Extended Warranty subject premium is less than 38% of the total subject premium. The ceding commission for the retail commercial package business is 34.375% of ceded premium. From April 1, 2011 until December 31, 2011, AII received a ceding commission of 30% of ceded written premium with respect to all Covered Business other than the retail commercial package business, for which the ceding commission was 34.375%. Prior to April 1, 2011, AII received a ceding commission of 31% of ceded premiums with respect to all Covered Business other than the retail commercial package business, for which ceding commission was 34.375%.

Effective April 1, 2011, the Company, through its subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which the Company cedes to Maiden Insurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and was renewed through March 31, 2014. The agreement can be terminated by either party on four months’ prior written notice. Maiden Insurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

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
The following is the effect on the Company’s results of operations for the years ended December 31, 2012, 2011 and 2010 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2012	2011	2010
Results of operations:
Premium written – ceded	$(846,491)	$(703,175)	$(463,042)
Change in unearned premium – ceded	116,168	143,553	21,771
Earned premium – ceded	$(730,323)	$(559,622)	$(441,271)
Ceding commission on premium written	$223,111	$182,316	$144,598
Ceding commission – deferred	(26,129)	(28,363)	(6,487)
Ceding commission – earned	$196,982	$153,953	$138,111
Incurred loss and loss adjustment expense – ceded	$526,210	$401,822	$295,469

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company. Inc. ("TIC"), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company has surplus lines authority for two of its insurance company subsidiaries, which has significantly decreased the need for the Surplus Lines Facility. As a result of this agreement, the Company assumed approximately $524 and $18,000 of written premium during the years ended December 31, 2012 and 2011, respectively. The Company recorded earned premium of approximately $7,507 and$10,400 and incurred losses of approximately $4,552 and $6,500 for the years ended December 31, 2012 and 2011, respectively. The Company did not enter into any material transactions related to this agreement during 2010.
Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of December 31, 2012 and 2011. The Company recorded $1,951, $1,925 and $982 of interest expense during the years ended December 31, 2012, 2011 and 2010, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of December 31, 2012 was approximately $864,101. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $8,759, $8,082 and $5,841 of brokerage commission (recorded as a component of Service and fee income) during the years ended December 31, 2012, 2011 and 2010, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which it provides investment management services to Maiden and its affiliates. The Company currently manages approximately $2,800,000 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $3,697, $3,046 and $2,693 of investment management fees (recorded as a component of service and fee income) for the years ended December 31, 2012, 2011 and 2010, respectively.

Senior Notes

In June 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally guaranteed by Maiden. The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. The Company had an unrealized gain of $446 on the senior notes for the year ended December 31, 2012.

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

Pursuant to the Amended Stock Purchase Agreement, ACAC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital initially required by ACAC, $53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of ACAC (the “Preferred Stock”). The Company has pre-emptive rights with respect to any future issuances of securities by ACAC and the Company’s conversion rights are subject to customary anti-dilution protections. The Company has the right to appoint two members of ACAC’s board of directors, which consists of six members. Subject to certain limitations, the board of directors of ACAC may not take any action at a meeting without at least one of the Company’s appointees in attendance and ACAC may not take certain corporate actions without the approval of a majority of its board of directors (including the Company’s two appointees).

The Company, the Trust and Michael Karfunkel, individually, each shall be required to make its or his proportionate share of deferred payments payable by ACAC to GMACI pursuant to the GMACI Securities Purchase Agreement, the final payment of which is payable March 1, 2013, to the extent that ACAC is unable to otherwise provide for such payments. The Company’s proportionate share of such deferred payments as of December 31, 2012 will not exceed $7,500. In addition, in connection with the Company’s investment, ACAC granted the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI. In February 2013, the Company's obligation for any remaining deferred payment was eliminated.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in ACAC under the equity method. The Company recorded $9,295, $4,882 and $24,514 of income during the years ended December 31, 2012, 2011 and 2010, respectively related to its equity investment in ACAC.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Personal Lines Quota Share

The Company, effective March 1, 2010, reinsures 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedent, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share, which had an initial term of three years was renewed through March 1, 2016 and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on 60 days’ written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on nine months’ written notice following the effective date of an initial public offering or private placement of stock by ACAC or a subsidiary. The Personal Lines Quota Share, as amended on October 1, 2012, provides that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limited the premium that could be ceded by the GMACI Insurers to TIC to $133,100 during calendar year 2012 to the extent TIC determined, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum thereafter. As a result of this agreement, the Company assumed $118,141, $102,598 and $82,295 of business from the GMACI Insurers during the years ended December 31, 2012, 2011 and 2010, respectively.

Master Services Agreement

The Company provides ACAC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost that is currently 1.25% of gross premiums written of ACAC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides ACAC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for ACAC and its affiliates on the policy management system. The Company recorded approximately $14,444, $4,022 and $2,022 of fee income for the years ended December 31, 2012, 2011 and 2010, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of ACAC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company currently manages approximately $730,000 of assets as of December 31, 2012 related to this agreement. As a result of this agreement, the Company earned approximately $1,503, $1,550 and $1,456 of investment management fees for the years ended December 31, 2012, 2011 and 2010, respectively.

As a result of the above service agreements with ACAC, the Company recorded fees totaling approximately $15,947, $5,572 and $3,478 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the outstanding balance payable by ACAC related to these service fees and reimbursable costs was approximately $5,391.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Additionally in 2012, ACAC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and ACAC paid 800 Superior, LLC $1,391 for the year ended December 31, 2012. Lastly, as discussed in Note 20. "New Market Tax Credit," 800 Superior, LLC, the Company and ACAC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, ACAC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby ACAC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Lease Agreements

In January 2008, the Company entered into an amended agreement for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The lease was amended such that it increased the leased space to 14,807 square feet and extended the lease through December 31, 2017. The Company’s Audit Committee reviewed and approved the extension of the lease. The Company paid approximately $733, $665 and $689 for the lease for the years ended December 31, 2012, 2011 and 2010, respectively.

In January 2011, the Company entered into an amended agreement to lease 9,030 square feet of office space in Chicago, Illinois from 33 West Monroe Associates, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The Company paid approximately $223, $285 and $257 for the years ended December 31, 2012, 2011 and 2010, respectively, pursuant to this lease.  This agreement was terminated in November 2012 when the Company entered into a new agreement to lease 15,765 square feet of office space at a different location in Chicago, Illinois. This new lease is with 135 LaSalle Property, LLC, another entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel.  The lease extends through November 30, 2022. The Company did not make any payments during the year ended December 31, 2012 pursuant to this new lease agreement.
Management Agreement with ACP Re, Ltd.

The Company provides investment management services and accounting and administrative services to ACP Re, Ltd. for a monthly fee of $10 and (i) an annual rate of 0.20% of the average value of ACP Re, Ltd.’s invested assets for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re, Ltd.’s invested assets for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company currently manages approximately $260,000 of assets as of December 31, 2012. The Company entered into this management agreement in March 2012, and it covers all services rendered prior to the execution of the agreement. The Company recorded approximately $638 for these services for the year ended December 31, 2012.

Use of Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and ACAC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or ACAC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the years ended December 31, 2012 and 2011, Maiden paid AUI $59 and $74, respectively, and ACAC paid AUI $165 and $185, respectively, for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. During the years ended December 31, 2012 and 2011, Mr Zyskind reimbursed the Company $192 and $200, respectively. Mr. Karfunkel did not use the aircraft for personal use during the year ended December 31, 2012. During the year ended December 31, 2011, Mr. Karfunkel reimbursed the Company $30.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

14. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses:

(Amounts in Thousands)	2012	2011	2010
Policy acquisition expenses	$375,615	$256,464	$180,757
Salaries and benefits	155,441	119,171	97,934
Other insurance general and administrative expense	12,657	22,769	24,118
	$543,713	$398,404	$302,809

15. Share Based Compensation

The Company's 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 6,650,062 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance share units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,650,062 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2012, approximately 5,000,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of 10 years from the date of grant and vest primarily in equal annual installments over the four years period following the date of grant for employee options. The Company uses the simplified method in determining the expected life. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants restricted shares, RSUs and PSUs with a grant date value equal to the closing stock price of the Company's stock on the dates the shares or units are granted and the restricted shares and RSUs vest over a period of two to four years, while PSUs vest based on terms of the awards.

The Company paid a ten percent stock dividend during 2012. At the dividend date, all options outstanding were adjusted by ten percent and their respective exercise prices were reduced by ten percent, which ultimately resulted in each outstanding share having the same fair value immediately prior to and subsequent to the dividend date. Therefore, the Company did not record any additional compensation expense as a result of the stock dividend. The Company also adjusted outstanding RSUs, unvested restricted stock and PSUs, resulting in no additional compensation expense.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following information and tables below for stock options, restricted stock and RSUs have been adjusted retroactively in all periods presented. The following schedule shows all options granted, exercised, and expired under the Plan for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,136,466	$9.96	4,572,557	$9.48	4,644,300	$9.18
Granted	41,800	25.99	258,500	15.30	303,878	12.95
Exercised	(749,800)	8.75	(578,162)	8.36	(221,003)	7.36
Forfeited	(86,923)	12.99	(116,429)	10.87	(154,618)	10.34
Outstanding at end of year	3,341,543	$10.35	4,136,466	$9.96	4,572,557	$9.48

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Volatility	32.68%	32.75%	31.43%
Risk-free interest rate	0.73%	2.11%	1.92%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.37%	1.65%	1.98%
Forfeiture rate	0.50%	0.50%	0.50%

The weighted average grant date fair value of options granted was $8.51, $6.07 and $3.60 during 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, all option grants outstanding had an approximate weighted average remaining life of 4.9 and 5.8 years, respectively. As of December 31, 2012 and 2011, there were approximately 3,091,000 shares and 3,471,000 shares, respectively, with a weighted average exercise price of $9.89 and $9.33, respectively, which were exercisable.

A summary of the Company’s restricted stock and RSU activity for the years ended December 31, 2012, 2011 and 2010 is shown below:

	2012		2011		2010
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	320,351	$16.65	153,332	$12.76	—	$—
Granted	580,103	25.35	224,704	18.53	154,916	12.76
Vested	(92,412)	16.17	(48,651)	12.80	—	—
Forfeited	(685)	22.94	(9,034)	18.17	(1,584)	12.65
Non-vested at end of year	807,357	$22.95	320,351	$16.65	153,332	$12.76

The Company's Compensation Committee granted 250,000 PSUs during 2012. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of a pre-determined period. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 150% of granted shares whereas results significantly below the target result in no payout. The performance period for this grant is the two-year period ended December 31, 2013. If earned, the shares will vest 50% on December 31, 2014 and 50% on December 31, 2015. The fair value of these PSUs on the date of grant was $7,365.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $7,172, $5,571 and $3,386 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had approximately $20,665, $5,346 and $4,189 of unrecognized compensation cost related to all share based compensation as of December 31, 2012, 2011 and 2010, respectively.

The intrinsic value of stock options exercised during 2012, 2011 and 2010 was $13,615, $6,957 and $1,286, respectively. The intrinsic value of stock options that were outstanding as December 31, 2012 and 2011 was $61,273 and $48,247, respectively.

Cash received from options exercised was $8,873, $5,425 and $1,770 during 2012, 2011 and 2010 respectively.The excess tax benefit from award exercises was approximately $2,500 and $700 for the years ended December 31, 2012 and 2011.

16. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2012, 2011 and 2010:

(Amounts in Thousands) Income Tax Provision (Benefit)	2012	2011	2010
Current expense (benefit)
Federal	$6,718	$11,147	$20,693
Foreign	30,034	21,345	9,165
Total current tax expense	36,752	32,492	29,858
Deferred expense (benefit)
Federal	$9,603	$40,462	$35,623
Foreign	600	(30,582)	(18,428)
Total deferred tax expense	10,203	9,880	17,195
Total income tax expense	$46,955	$42,372	$47,053

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the years ended December 31, 2012, 2011 and 2010:

(Amounts in Thousands)	2012	2011	2010
Income before equity in earnings (loss) of unconsolidated subsidiaries	$222,520	$228,654	$171,401
Tax at federal statutory rate of 35%	$77,882	$80,029	$59,990
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(27,643)	(28,202)	(19,730)
Other, net	(3,284)	(9,455)	6,793
	$46,955	$42,372	$47,053
Effective tax rate	21.1%	18.5%	27.5%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2012 and 2011 are shown below:

(Amounts in Thousands)	2012	2011
Deferred tax assets:
Unearned premiums	$67,163	$55,140
Ceding commission	63,939	49,882
Other	33,401	10,624
Deferred compensation	6,217	4,837
Bad debt	5,726	4,904
Net operating loss carryforward	2,282	14,579
Unrealized loss on investments	—	5,384
	$178,728	$145,350
Deferred tax liabilities:
Deferred acquisition costs	$(186,133)	$(147,819)
Losses and LAE reserves	(90,174)	(56,869)
Intangible assets	(43,556)	(27,640)
Unrealized gain on investments	(34,586)	—
Other	(22,797)	(6,299)
Depreciation	(21,021)	(12,379)
Equity results which cannot be liquidated tax free	(2,038)	(8,796)
Accrual market discount	(1,968)	(2,062)
Cash surrender value on insurance	(1,939)	(1,882)
	(404,212)	(263,746)
Deferred tax liability, net	$(225,484)	$(118,396)

The Company’s management believes that it will realize the benefits of its deferred tax assets, which are included as a component of the Company's net deferred tax liability, and accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company's foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At December 31, 2012 and 2011, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $296,000 and $223,300, respectively. The deferred tax liability related to loss and LAE reserves of $90,174 includes a deferred tax liability of $123,699 for equalization reserves which were acquired as part of the AmTrust Re 2007, AmTrust Re Alpha, AmTrust Re Kappa, AmTrust Re Zeta, AmTrust Re Theta and AmTrust Re Epsilon acquisitions.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2008 and forward. As permitted by FASB ASC 740-10, the Company adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2012, the Company does not have any accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A reconciliation of the total amounts of gross unrecognized tax benefits is as follows:

(Amounts in Thousands)	2012	2011
Gross unrecognized tax benefit as of January 1	$—	$1,017
Decreases in tax positions for prior years	—	(1,017)
Increases in tax positions for prior years	—	—
Decreases in tax positions for current year	—	—
Increases in tax positions for current year	—	—
Lapse in statute of limitations	—	—
Settlements	—	—
Gross unrecognized tax benefits as of December 31	$—	$—

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
Major tax jurisdictions:
United States	2009-2012
United Kingdom	2010-2012
Ireland	2008-2012

17. Employee Benefit Plans

The Company sponsors a defined contribution pension plan. Participation in this plan is available to a majority of employees. Contributions to this plan were based on a percentage of employee contributions. The cost of this plan for the Company was approximately $1,919, $1,397 and $1,172 for the years ended December 31, 2012, 2011 and 2010, respectively.

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
The Company paid a ten percent stock dividend during year ended December 31, 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively for all periods presented.
The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

(Amounts in Thousands, except for earnings per share)	2012	2011	2010
Basics earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$177,987	$170,434	$142,465
Less: Net income allocated to participating securities and redeemable non-controlling interest	706	111	81
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$177,281	$170,323	$142,384

Weighted average shares outstanding – basic	66,764	65,954	65,570
Less: Weighted average participating shares outstanding	265	39	38
Weighted average common shares outstanding – basic	66,499	65,915	65,532
Net income per AmTrust Financial Services, Inc. common shares – basic	$2.67	$2.58	$2.17
Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$177,987	$170,434	$142,465
Less: Net income allocated to participating securities and redeemable non-controlling interest	706	111	81
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$177,281	$170,323	$142,384

Weighted average common shares outstanding – basic	66,499	65,915	65,532
Plus: Dilutive effect of stock options, other	2,351	1,746	894
Weighted average common shares outstanding – dilutive	68,850	67,661	66,426
Net income per AmTrust Financial Services, Inc. common shares – diluted	$2.57	$2.52	$2.14

As of December 31, 2012, there were less than 10,000 anti-dilutive securities excluded from diluted earnings per share.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

19. Accumulated Other Comprehensive Income (Loss)

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$(7,456)	$(9,564)	$—	$(17,020)
Current period change	(7,415)	33,191	—	25,776
Income tax benefit (expense)	2,595	(11,617)	—	(9,022)
Balance, December 31, 2010	(12,276)	12,010	—	(266)
Current period change	(7,407)	(4,058)	(3,507)	(14,972)
Income tax benefit	2,592	1,420	1,227	5,239
Balance, December 31, 2011	(17,091)	9,372	(2,280)	(9,999)
Current period change	10,353	104,973	(1,128)	114,198
Income tax benefit (expense)	(3,623)	(36,740)	395	(39,968)
Balance, December 31, 2012	$(10,361)	$77,605	$(3,013)	$64,231

20. New Market Tax Credit

In September 2012, the Company's subsidiary, 800 Superior, LLC (an entity owned equally by the Company and ACAC) received $19,400 in net proceeds from a financing transaction the Company and ACAC entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for an office building in Cleveland, Ohio owned by 800 Superior, LLC. The Company, ACAC and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

In addition to the capital contributions and loans from the Company, ACAC and KCDC, as part of the transaction, the Investment Funds received, directly and indirectly, proceeds of approximately $8,000 through two loans originating from state and local governments of Ohio. These loans are each for a period of 15 years and have an average interest rate of 1.7% per annum.

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

The Company and ACAC are each entitled to receive an equal portion of 49% of the benefits derived from the NMTCs generated by 800 Superior Investment Fund II LLC, while KCDC is entitled to the remaining 51%. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. During this seven years compliance period, the entities involved are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in the projected tax benefits not being realized and, therefore, could require the Company to indemnify KCDC for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement. In addition, this transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase KCDC's interest in the Investment Funds in September 2019 at the end of the recapture period. The Company believes that KCDC will exercise its put option and, therefore, attributed an insignificant value to the put/call.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underling economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 21.25% ownership in ACAC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as an accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

21. Commitments and Contingencies

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

As previously described in the Company's periodic reports, the Company's subsidiary Warrantech Corporation (“Warrantech”) was involved in a number of disputes that related to U.S. Fidelis, a direct marketer of vehicle service contracts that filed a petition for Chapter 11 bankruptcy protection in 2010 in United States Bankruptcy Court (the “Bankruptcy Proceeding”). In connection with the plan of liquidation for U.S. Fidelis (the “Plan”), Warrantech, the Unsecured Creditors Committee of U.S. Fidelis, Mepco Finance Corporation (“Mepco”), and four states, by and through the offices of their respective Attorneys General, each agreed to support the Plan throughout the Bankruptcy Proceeding and to cooperate to the fullest extent in obtaining confirmation of the Plan. In 2012, the Bankruptcy Court entered an order approving the Plan with an effective date of September 12, 2012. Upon confirmation, Warrantech became obligated to pay $4,800 to Mepco, $1,400 to the liquidating trustee and $1,100 to the U.S. Fidelis Consumer Restitution Fund (as described in the Plan). The Plan also provided the Warrantech Released Parties (as described in the Plan) with releases from certain consumer claims and claims by States Attorneys General and Governmental Units (as described in the Plan).

As of December 31, 2012, the Company is not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Lease Commitments

The Company is obligated under approximately 51 leases for office space expiring at various dates through 2032. Future minimum lease payments as of December 31, 2012 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2013	$10,753
2014	10,200
2015	9,527
2016	8,973
2017	8,502
2018 and Thereafter	46,756
$94,711

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $11,518, $10,451 and $8,490, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Employment Agreements

The Company has employment agreements with approximately 28 of its key executives and employees. The agreements terminate on varying dates through 2020, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2020:

(Amounts in Thousands)
2013	$9,753
2014	7,656
2015	4,765
2016	3,206
2017	1,552
2018 and Thereafter	1,606
$28,538

22. Statutory Financial Data, Risk Based Capital and Dividend Restrictions

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

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of Statutory Capital and Surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2012 and 2011, the Statutory Capital and Surplus of the Company’s eight insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Statutory capital and surplus and required statutory capital and surplus for the Company's insurance subsidiaries as reported to regulatory authorities as of December 31, 2012 and 2011 were approximately as follows:

	2012		2011
(Amounts in Thousands)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)
TIC (domestic)	206,770	79,825	193,036	84,795
RIC (domestic)	49,165	18,018	46,107	14,082
WIC (domestic)	114,503	56,120	82,580	38,591
AIIC (domestic)	69,314	14,421	72,034	11,523
SNIC (domestic)	51,194	18,307	31,493	9,262
MCIC (domestic)	13,420	2,363	12,512	1,957
ALIC (domestic)	2,125	304	2,128	324
AICK (domestic)	12,987	4,397	12,852	4,094
AEL (United Kingdom)	197,543	157,246	132,082	110,654
AIU (Ireland)	136,437	38,020	105,196	28,093
AII (Bermuda)	498,589	140,500	369,336	105,510

(1) For the Company's U.S. insurance companies and AIU, the amount is equal to 1.5 times of authorized control level risk based capital as defined by NAIC or the minimum amount required to avoid regulatory oversight. For AEL and AII, the amount is equal to the minimum capital required by their respective country's regulatory authority.

Statutory net income for the insurance subsidiaries for the years ended December 31, 2012, 2011 and 2010 as reported to regulatory authorities were approximately as follows:

(Amounts in Thousands)	2012	2011	2010
TIC (domestic)	$45,621	$1,721	$11,473
RIC (domestic)	1,129	903	4,445
WIC (domestic)	9,263	5,590	5,234
AIIC (domestic)	5,570	13,546	10,988
SNIC (domestic)	10,624	3,338	1,372
MCIC (domestic)	1,519	936	793
ALIC (domestic)	15	—	8
AICK (domestic)	1,198	22	836
AEL (United Kingdom)	54,967	34,944	14,161
AIU (Ireland)	20,767	39,927	22,117
AII (Bermuda)	107,980	120,904	52,312

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions applicable to insurance companies, and imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay to approximately $403,100 and $306,100 as of December 31, 2012 and 2011, respectively. During 2012, 2011 and 2010, the Company received a dividend of approximately $7,200, $5,800 and $5,000, respectively, from one of its subsidiaries. In addition to the restrictions on the insurance subsidiaries, there are also restrictions in the Parent company's debt instruments, which require dividends to be limited to an amount that, after giving immediate effect to such dividend payments on a pro forma basis, would allow the Company to remain in compliance with its debt covenants. There were no other material restrictions on net assets in place as of December 31, 2012. Accordingly, the total amount of unrestricted net assets for consolidated subsidiaries as of December 31, 2012 is $403,100.

23. Geographic Information

Three of the Company’s insurance subsidiaries (AII, AIU and AEL) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For 2012, 29% of the Company’s gross written premiums related to foreign risks, of which 38% were written from Italy. For both 2011 and 2010, 34% of the Company's gross written premiums related to foreign risks, of which 37% were written from the United Kingdom. As of December 31, 2012 and 2011, approximately 50% and 46%, respectively, of the Company's consolidated assets were located outside the United States. For the years ended 2012, 2011 and 2010, approximately 75%, 76% and 70%, respectively, of the consolidated revenues earned by the Company were located in or derived from foreign countries.

The domestic and foreign components of Income before income tax and equity in earnings (loss) of unconsolidated subsidiaries for the years ended December 31, 2012, 2011 and 2010 are as follows:

(Amounts in Thousands)	2012	2011	2010
Domestic	$79,638	$24,328	$65,882
Foreign	142,882	204,326	105,519
	$222,520	$228,654	$171,401

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2012:
Revenue	$468,130	$1,175,423	$221,603
Property and equipment	72,899	—	3,034
December 31, 2011:
Revenue	$323,089	$865,262	$169,406
Property and equipment	58,682	—	2,871
December 31, 2010:
Revenue	$299,339	$603,827	$99,291
Property and equipment	30,340	—	549

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

During the years ended December 31, 2012 and 2011, the Company' Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from one broker. In 2012, the Company' Specialty Program segment derived over ten percent of its total revenue from two brokers and in 2011 and 2010, the segment derived over ten percent of its total revenue from one broker.

The following tables summarize business segments as follows for 2012, 2011 and 2010:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year Ended December 31, 2012:
Gross premium written	$933,740	$1,118,710	$578,735	$118,141	—	$2,749,326

Net premium written	$474,381	$624,555	$430,960	$118,141	$—	$1,648,037
Change in unearned premium	(57,816)	(82,982)	(82,392)	(5,995)	—	(229,185)
Net earned premium	416,565	541,573	348,568	112,146	—	1,418,852
Ceding commission – primarily related party	69,896	65,056	62,030	—	—	196,982
Loss and loss adjustment expense	(270,843)	(341,196)	(238,302)	(72,334)	—	(922,675)
Acquisition costs and other underwriting expenses	(180,791)	(168,273)	(160,445)	(34,204)	—	(543,713)
	(451,634)	(509,469)	(398,747)	(106,538)	—	(1,466,388)
Underwriting income	34,827	97,160	11,851	5,608	—	149,446
Service, fee and other revenues	53,886	86,672	1,342	—	30,274	172,174
Investment income and realized gain (loss)	27,217	30,952	16,362	2,617	—	77,148
Other expenses	(54,788)	(65,642)	(33,958)	(6,932)	—	(161,320)
Interest expense	(9,682)	(11,600)	(6,001)	(1,225)	—	(28,508)
Foreign currency loss	—	(242)	—	—	—	(242)
Gain on life settlement contracts	4,694	5,624	2,910	594	—	13,822
Provision for income taxes	(11,374)	(28,950)	1,518	(134)	(8,015)	(46,955)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	9,295	9,295
Non-controlling interest	(2,334)	(2,797)	(1,447)	(295)	—	(6,873)
Net income attributable to AmTrust Financial Services, Inc.	$42,446	$111,177	$(7,423)	$233	$31,554	$177,987

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year Ended December 31, 2011:
Gross premium written	$609,822	$1,056,511	$381,541	$102,598	—	$2,150,472

Net premium written	$355,721	$615,563	$202,715	$102,598	$—	$1,276,597
Change in unearned premium	(35,455)	(168,798)	(31,340)	(4,143)	—	(239,736)
Net earned premium	320,266	446,765	171,375	98,455	—	1,036,861
Ceding commission – primarily related party	62,093	57,648	34,212	—	—	153,953
Loss and loss adjustment expense	(201,921)	(297,501)	(114,685)	(64,226)	—	(678,333)
Acquisition costs and other underwriting expenses	(148,041)	(137,442)	(81,568)	(31,353)	—	(398,404)
	(349,962)	(434,943)	(196,253)	(95,579)	—	(1,076,737)
Underwriting income	32,397	69,470	9,334	2,876	—	114,077
Service, fee and other revenues	20,887	67,312	17	—	20,444	108,660
Investment income and realized gain (loss)	23,385	22,708	10,104	2,086	—	58,283
Other expenses	(25,000)	(43,354)	(15,143)	(3,114)	—	(86,611)
Interest expense	(4,641)	(8,049)	(2,811)	(578)	—	(16,079)
Foreign currency gain	—	(2,418)	—	—	—	(2,418)
Gain on life settlement contracts	13,535	23,472	8,199	1,686	—	46,892
Acquisition gain on purchase	5,850	—	—	—	—	5,850
Provision for income taxes	(12,050)	(23,431)	(1,760)	(536)	(4,595)	(42,372)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	4,882	4,882
Non-controlling interest	(5,984)	(10,377)	(3,624)	(745)	—	(20,730)
Net income attributable to AmTrust Financial Services, Inc.	$48,379	$95,333	$4,316	$1,675	$20,731	$170,434

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year Ended December 31, 2010:
Gross premium written	$465,951	$748,525	$264,051	$82,295	$—	$1,560,822

Net premium written	$243,146	$362,100	$139,685	$82,295	$—	$827,226
Change in unearned premium	9,296	(58,517)	568	(32,914)	—	(81,567)
Net earned premium	252,442	303,583	140,253	49,381		745,659
Ceding commission – primarily related party	66,282	48,015	23,964	—	—	138,261
Loss and loss adjustment expense	(154,442)	(191,149)	(94,261)	(31,629)	—	(471,481)
Acquisition costs and other underwriting expenses	(128,142)	(98,547)	(60,071)	(16,049)	—	(302,809)
	(282,584)	(289,696)	(154,332)	(47,678)		(774,290)
Underwriting income	36,140	61,902	9,885	1,703	—	109,630
Service, fee and other revenues	19,696	29,729	—	—	12,642	62,067
Investment income and realized gain (loss)	21,950	20,339	11,617	2,564	—	56,470
Other expenses	(17,966)	(24,443)	(10,397)	(3,597)	—	(56,403)
Interest expense	(4,110)	(5,591)	(2,378)	(823)	—	(12,902)
Foreign currency gain	—	684	—	—	—	684
Gain on life settlement contracts	3,776	5,138	2,185	756	—	11,855
Provision for income taxes	(14,382)	(21,216)	(2,638)	(146)	(8,671)	(47,053)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	23,226	23,226
Non-controlling interest	(1,627)	(2,214)	(942)	(326)	—	(5,109)
Net income attributable to AmTrust Financial Services, Inc.	$43,477	$64,328	$7,332	$131	$27,197	$142,465

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of December 31, 2012:
Fixed assets	$25,789	$30,897	$15,984	$3,263	$—	$75,933
Goodwill and intangible assets	245,330	245,139	24,498	—	—	514,967
Total assets	2,778,136	3,127,543	1,330,005	181,553	—	7,417,237
As of December 31, 2011:
Fixed assets	$17,767	$30,811	$10,762	$2,213	$—	$61,553
Goodwill and intangible assets	182,146	167,782	22,858	—	—	372,786
Total assets	2,204,595	2,482,018	912,476	133,429	—	5,732,518

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Equity Investment in Unconsolidated Subsidiary

The following table summarizes total assets and total liabilities as of December 31, 2012 and 2011, and the results of operations for the Company’s unconsolidated equity method investment in ACAC for the years ended December 31, 2012, 2011 and 2010:

	As of December 31,
(Amounts in Thousands)	2012	2011
Balance sheet data:
Investments	$798,562	$782,711
Premiums and other receivables	518,399	441,817
Reinsurance recoverable – unpaid loss	991,837	775,444
Total assets	2,778,030	2,403,477
Reserve for insurance loss and loss adjustment expenses	1,284,075	1,053,137
Unearned insurance premiums and revenue	488,598	449,598
Total liabilities	2,343,317	2,026,179

(Amounts in Thousands)	2012	2011	2010
Results of operations:
Gross written premium	$1,334,493	$1,172,686	$904,553
Net earned premium	574,251	498,205	560,917
Income from continuing operations	42,731	54,046	70,034
Net income	42,731	54,046	119,211

26. Quarterly Financial Data (Unaudited)

The Company paid a ten percent stock dividend during the three months ended September 30, 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively for all periods presented and the prior quarter's basic and diluted earnings per share has been adjusted.
The following is a summary of the unaudited quarterly results of operations:

	2012
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$314,024	$333,994	$387,447	$383,387
Investment income	14,518	16,344	18,429	18,876
Net income	39,220	40,640	45,893	59,107
Income attributable to Common Shareholders	39,086	40,358	43,230	55,313
Basic EPS	$0.59	$0.60	$0.69	$0.82
Diluted EPS	$0.57	$0.59	$0.66	$0.79

	2011
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$200,338	$248,282	$288,848	$299,393
Investment income	14,192	13,167	14,456	13,700
Net income	53,322	59,918	40,182	37,742
Income attributable to Common Shareholders	45,183	50,162	37,166	37,923
Basic EPS	$0.69	$0.76	$0.60	$0.57
Diluted EPS	$0.67	$0.74	$0.58	$0.56

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	2010
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$148,100	$196,261	$190,885	$210,413
Investment income	13,599	14,686	10,952	11,280
Net income	38,700	30,823	44,405	33,646
Income attributable to Common Shareholders	38,700	30,823	39,296	33,646
Basic EPS	$0.59	$0.47	$0.59	$0.52
Diluted EPS	$0.58	$0.46	$0.58	$0.51

27. Subsequent Event

Acquisition of Car Care Plan (Holdings) Limited

On October 31, 2012, the Company, through its wholly-owned subsidiary IGI Group Limited, entered into a purchase agreement with Ally Insurance Holdings, Inc. (“Ally”), pursuant to which the Company would acquire all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited (“CCPH”), a wholly-owned subsidiary of Ally. CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection, Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a U.K. insurer authorized by the Financial Services Authority. CCPH is headquartered in Thornbury, West Yorkshire in England with operations in the United Kingdom, Europe, China, North America and Latin America.

On February 28, 2013, the Company completed the purchase of CCPH for approximately $70,000, which represented the consolidated tangible book value of CCPH as of the closing, subject to certain adjustments, including reduction for costs relating to the transfer and reorganization of certain foreign subsidiaries, liabilities of CCPH in respect of certain pension plans maintained by CCPH, and costs relating to the transfer and maintenance of information technology. Ally agreed to a three-year non-compete and non-solicit, subject to certain limited exceptions, and will provide additional indemnity for liabilities of CCPH for certain pension plans previously maintained by affiliates of CCPH, tax liabilities and other matters. In addition, the parties have entered into other agreements, including a Transition Services Agreement, pursuant to which Ally will provide certain transitional services to IGI Group Limited and the Company, and two Reinsurance Agreements, pursuant to which affiliates of the Seller will reinsure certain insurance contracts of such affiliates with affiliates of IGI Group Limited.

Schedule I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2012 Type of Investment	Cost(1)	Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$353,616	$372,511	$372,511
States, municipalities and political subdivisions	287,361	299,442	299,442
Foreign governments	25,375	26,596	26,596
Public utilities	45,320	47,927	47,927
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	1,235,972	1,318,750	1,318,750
Certificates of deposit	—	—	—
Redeemable preferred stock	—	—	—
Total fixed maturities	1,947,644	2,065,226	2,065,226
Equity securities:
Common stocks:
Public utilities Banks, trust and insurance companies	13,774	13,330	13,330
Industrial, miscellaneous and all other Nonredeemable preferred stocks	7,169	7,135	7,135
Total equity securities	20,943	20,465	20,465
Short-term investments, at cost (approximates market value)	10,282	10,282	10,282
Other invested assets (approximates market value)	11,144	11,144	11,144
Total investments	$1,990,013	$2,107,117	$2,107,117

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2012	2011
	(In Thousands)
Assets:
Cash	$6,877	$—
Invested assets	1,184	9
Carrying value of subsidiaries, at equity	1,470,637	1,107,857
Other assets	223,082	142,090
Total Assets	1,701,780	1,249,956
Liabilities:
Due to affiliates – net	222,176	42,654
Notes payable	—	7,362
Convertible senior notes	161,218	138,506
Junior subordinated debt	123,714	123,714
Other liabilities	50,551	47,157
Total Liabilities	557,659	359,393
Stockholders’ Equity
Common stock	912	849
Paid-in and contributed capital	761,105	582,321
Treasury shares	(293,791)	(300,365)
Accumulated other comprehensive income	64,231	(9,999)
Retained earnings	611,664	617,757
Total Shareholders’ Equity	1,144,121	890,563
Total Liabilities and Shareholders’ Equity	$1,701,780	$1,249,956

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Income:
Investment income	$227	$294	$2,900
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	218,123	209,937	161,384
Miscellaneous income (expense)	12	63	120
Total Income	218,362	210,294	164,404
Expenses:
Interest expense	16,159	3,861	1,725
Federal tax (benefit) expense	(1,099)	—	4,746
Other expenses from operations	18,442	15,269	10,359
Total Expenses	33,502	19,130	16,830
Net Income	$184,860	$191,164	$147,574

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2012	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$184,860	$191,164	$147,574
Depreciation and amortization	830	948	1,197
Stock option compensation	7,172	5,571	3,386
Discount on note	(2,150)	462	771
Adjustments to reconcile net income to net cash changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(227,632)	(221,166)	(73,544)
Equity (earnings) losses and gain on investments in unconsolidated subsidiaries	(9,295)	(4,882)	(23,226)
Other assets	(80,993)	(28,246)	20,589
Changes in liabilities increase (decrease):
Due to affiliates	179,522	(107,548)	13,536
Other liabilities	3,397	27,772	8,449
Net cash provided by (used in) operating activities	55,711	(135,925)	98,732
Cash flows from investing activities:
Capital expenditures	(107)	(20)	(299)
Investment in subsidiary	(1,455)	(4,027)	—
Investment in unconsolidated subsidiary	—	—	(53,055)
Acquisition of subsidiary companies, net of cash acquired	(42,694)	—	(11,295)
Net cash used in investing activities	(44,256)	(4,047)	(64,649)
Cash flows from financing activities:
Issuance of debt	25,000	298,200	—
Payment of debt	(7,500)	(137,367)	(20,833)
Financing fees	(750)	(6,574)	—
Net, issuance (repurchase) of common stock	8,873	5,425	1,770
Dividends paid	(30,201)	(19,712)	(16,647)
Net cash (used in) provided by financing activities	(4,578)	139,972	(35,710)
Net increase (decrease) in cash and cash equivalents	6,877	—	(1,627)
Cash and cash equivalents, beginning of the year	—	—	1,627
Cash and cash equivalents, end of period	$6,877	$—	$—

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION
At December 31, 2012, 2011 and 2010 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2012
Small Commercial Business	$58,690	$1,266,261	$413,707	$416,565	$24,049	$270,843	$43,256	$137,535	$474,381
Specialty Risk and Extended Warranty	234,490	605,366	1,063,999	541,573	27,349	341,196	94,687	73,586	624,555
Specialty Program	42,468	524,928	252,835	348,568	14,457	238,302	32,258	128,187	430,960
Personal Lines Reinsurance	13,478	29,845	43,052	112,146	2,312	72,334	11,536	22,668	118,141
Total	$349,126	$2,426,400	$1,773,593	$1,418,852	$68,167	$922,675	$181,737	$361,976	$1,648,037
2011
Small Commercial Business	$43,605	$1,163,618	$281,863	$320,266	$22,274	$201,921	$40,281	$107,760	$355,721
Specialty Risk and Extended Warranty	193,401	323,900	880,586	446,765	21,630	297,501	84,371	53,071	615,563
Specialty Program	32,449	368,358	166,665	171,375	9,624	114,685	25,820	55,748	202,715
Personal Lines Reinsurance	11,536	23,299	37,056	98,455	1,987	64,226	10,920	20,433	102,598
Total	$280,991	$1,879,175	$1,366,170	$1,036,861	$55,515	$678,333	$161,392	$237,012	$1,276,597
2010
Small Commercial Business	$40,281	$766,998	$224,490	$252,442	$19,636	$154,442	$43,097	$85,045	$243,146
Specialty Risk and Extended Warranty	147,650	167,517	653,138	303,583	18,195	191,149	36,404	62,143	362,100
Specialty Program	25,820	318,187	114,423	140,253	10,392	94,261	22,584	37,487	139,685
Personal Lines Reinsurance	10,920	10,835	32,914	49,381	2,294	31,629	—	16,049	82,295
Total	$224,671	$1,263,537	$1,024,965	$745,659	$50,517	$471,481	$102,085	$200,724	$827,226

See accompanying notes to financial statements.

Schedule IV
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE
At December 31, 2012, 2011 and 2010 and for the years then ended:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Amounts in Thousands)
2012
Premiums:
General Insurance	$2,494,846	$1,101,289	$254,480	$1,648,037	15.4%
2011
Premiums:
General Insurance	$1,843,185	$873,875	$307,287	$1,276,597	24.1%
2010
Premiums:
General Insurance	$1,375,993	$733,596	$184,829	$827,226	22.3%

See accompanying notes to financial statements.

Schedule V
AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2012	$909,818	$12,857	$691,717
2011	$665,812	$12,521	$569,988
2010	$463,535	$7,946	$409,605

See accompanying notes to financial statements.

INDEX TO EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	Form of 5.50% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.3
Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.4
First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.5
The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents (other than Exhibits 4.2, 4.3 and 4.4) defining rights of holders of the Company’s long-term indebtedness

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2*	AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 5, 2012)
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

Exhibit No.	Description
10.14
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.15
Tax Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, issued to AmTrust International Insurance, Ltd., AmTrust Equity Solutions Ltd., Agent Alliance Reinsurance Company, Ltd., AII Investment Holdings Ltd., AII Insurance Management Limited and AII Reinsurance Broker Limited (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)

10.16
Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)

10.17
First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)

10.18
Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)

10.19
Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.20
Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd., as amended by Endorsement No. 1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.21
Endorsement No. 2 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2012)

10.22
Stock Purchase Agreement dated as of October 16, 2009 by and among, the Company, American Capital Acquisition Corporation (“ACAC”) and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)

10.23
Joinder & Amendment No. 1 to Stock Purchase Agreement dated October 16, 2009 with ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.29.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)

10.24
Stockholders Agreement dated as of October 16, 2009 by and among the Company, ACAC and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)

10.25
Joinder Agreement dated as of February 26, 2010 to Stockholder Agreement by and among, the Company, ACAC, Michael Karfunkel and The Michael Karfunkel 2005 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.30.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2010)

10.26
Amendment No. 1 to the Stockholders Agreement, dated August 4, 2010, by and among the Company, ACAC, The Michael Karfunkel 2005 Grantor Retained Annuity Trust and Michael Karfunkel (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2010)

10.27*
Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)

10.28*
Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.29*
Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.30*
Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

Exhibit No.	Description
10.31*
Form of Restricted Stock Unit Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.32*
Performance Share Award Agreement for Barry D. Zyskind, dated March 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 29, 2012)

10.33
Credit Agreement, dated August 10, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 10, 2012)

10.34
Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 15, 2011)

10.35
Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective October 1, 2012 (filed herewith)

10.36
Master Services Agreement between AmTrust North America, Inc. and GMAC Insurance Management Corporation, dated February 22, 2012 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)

10.37
Sale and Purchase Agreement among Ally Insurance Holdings, Inc., I.G.I. Group Limited and Ally Financial Inc., dated October 31, 2012, relating to the sale of Car Care Plan (Holdings) Limited (filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith).

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