Form 10-Q
period 2013-03-31
Amtrust Financial Services, Inc.
filed 2013-05-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes      ☐ No      ☒

As of May 1, 2013, the Registrant had one class of Common Stock ($.01 par value), of which 67,405,910 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Par Value)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $2,131,002; $1,947,644)	$2,227,384	$2,065,226
Equity securities, available-for-sale, at market value (cost $19,283; $20,943)	21,555	20,465
Short-term investments	30,027	10,282
Equity investment in unconsolidated subsidiaries – related party	97,741	96,153
Other investments	16,052	11,144
Total investments	2,392,759	2,203,270
Cash and cash equivalents	450,724	414,370
Restricted cash and cash equivalents	115,687	78,762
Accrued interest and dividends	22,222	18,536
Premiums receivable, net	1,311,530	1,251,262
Reinsurance recoverable (related party $872,540; $789,519)	1,414,396	1,318,395
Prepaid reinsurance premium (related party $625,686; $547,128)	869,327	754,844
Prepaid expenses and other assets (recorded at fair value $199,824; $193,927)	427,523	421,163
Federal income tax receivable	8,106	16,609
Deferred policy acquisition costs	388,803	349,126
Property and equipment, net	84,459	75,933
Goodwill	237,394	229,780
Intangible assets	307,073	285,187
	$8,030,003	$7,417,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$2,577,026	$2,426,400
Unearned premiums	2,147,986	1,773,593
Ceded reinsurance premiums payable (related party $419,532; $333,962)	535,110	528,322
Reinsurance payable on paid losses	12,553	13,410
Funds held under reinsurance treaties	33,434	33,946
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	56,317	56,711
Securities sold under agreements to repurchase, at contract value	135,216	234,911
Accrued expenses and other current liabilities (recorded at fair value $12,237; $11,750)	572,761	406,447
Deferred income taxes	209,172	225,484
Debt	302,445	301,973
Total liabilities	6,749,995	6,169,172
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 91,216 issued in 2013 and 2012, respectively; 67,329 and 67,192 outstanding in 2013 and 2012, respectively	912	912
Preferred stock, $.01 par value; 10,000 shares authorized	—	—
Additional paid-in capital	762,899	761,105
Treasury stock at cost; 23,887 and 24,024 shares in 2013 and 2012, respectively	(292,502)	(293,791)
Accumulated other comprehensive income	36,970	64,231
Retained earnings	666,452	611,664
Total AmTrust Financial Services, Inc. equity	1,174,731	1,144,121
Non-controlling interest	104,677	103,344
Total stockholders’ equity	1,279,408	1,247,465
	$8,030,003	$7,417,237
See accompanying notes to unaudited condensed consolidated statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Premium income:
Net written premium	$532,106	$359,777
Change in unearned premium	(124,112)	(45,753)
Net earned premium	407,994	314,024
Ceding commission – primarily related party	63,958	46,274
Service and fee income (related parties – $10,507; $6,092)	60,513	40,538
Net investment income	18,095	14,518
Net realized gain (loss) on investments	17,284	(1,148)
Total revenues	567,844	414,206
Expenses:
Loss and loss adjustment expense	272,256	199,929
Acquisition costs and other underwriting expenses	156,820	124,025
Other	52,152	35,639
Total expenses	481,228	359,593
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiary	86,616	54,613
Other income (expense):
Interest expense	(7,361)	(7,091)
(Loss) gain on investment in life settlement contracts net of profit commission	(1,076)	90
Foreign currency gain	1,272	421
Total other income (expense)	(7,165)	(6,580)
Income before income taxes and equity in earnings of unconsolidated subsidiary	79,451	48,033
Provision for income taxes	17,660	11,177
Income before equity in earnings of unconsolidated subsidiary	61,791	36,856
Equity in earnings of unconsolidated subsidiary – related party	1,551	2,364
Net income	63,342	39,220
Net loss (income) attributable to non-controlling interest of subsidiaries	876	(134)
Net income attributable to AmTrust Financial Services, Inc.	$64,218	$39,086
Earnings per common share:
Basic earnings per share	$0.95	$0.59
Diluted earnings per share	$0.91	$0.57
Dividends declared per common share	$0.14	$0.09
Net realized gain on investments:
Total other-than-temporary impairment loss	$—	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	—
Other net realized gain (loss) on investments	17,284	(1,148)
Net realized investment gain	$17,284	$(1,148)

 See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$63,342	$39,220
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(15,731)	4,197
Change in fair value of interest rate swap	220	(57)
Unrealized gains on securities:
Unrealized holding (loss) gain arising during period	(15,286)	30,759
Reclassification adjustment for gains (losses) included in net income	3,536	(2,444)
Other comprehensive (loss) income, net of tax	$(27,261)	$32,455
Comprehensive income	36,081	71,675
Less: Comprehensive (loss) income attributable to non-controlling interest	(876)	134
Comprehensive income attributable to AmTrust Financial Services, Inc.	$36,957	$71,541

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$63,342	$39,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,185	8,746
Equity earnings on investment in unconsolidated subsidiaries	(1,551)	(2,364)
Loss (gain) on investment in life settlement contracts, net	1,076	(90)
Realized (gain) loss on marketable securities	(17,284)	1,148
Discount on notes payable	723	968
Stock based compensation	2,108	1,180
Bad debt expense	2,996	1,994
Foreign currency gain	(1,272)	(421)
Changes in assets - (increase) decrease:
Premiums and note receivables	(63,120)	(73,953)
Reinsurance recoverable	(80,551)	(43,578)
Deferred policy acquisition costs, net	(39,677)	(14,406)
Prepaid reinsurance premiums	(114,483)	(36,118)
Prepaid expenses and other assets	24,092	(34,589)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	2,133	37,681
Loss and loss expense reserve	138,007	89,144
Unearned premiums	235,716	86,838
Funds held under reinsurance treaties	(512)	(6,625)
Accrued expenses and other current liabilities	57,403	29,084
Deferred tax liability	(24,064)	4,575
Net cash provided by operating activities	198,267	88,434
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	(8,089)	(212,243)
Net (purchases) sales of equity securities	7,240	7,509
Net (purchases) sales of other investments	(4,214)	(309)
Acquisition of and capitalized premiums for life settlement contracts	(9,427)	(7,961)
Receipt of life settlement contract proceeds	4,028	—
Acquisition of subsidiaries and intangible assets, net of cash obtained	(3,516)	(2,222)
Increase in restricted cash and cash equivalents	(36,925)	(36,132)
Purchase of property and equipment	(8,383)	(5,014)
Net cash used in investing activities	(59,286)	(256,372)
Cash flows from financing activities:
Repurchase agreements, net	(99,695)	9,197
Convertible senior notes proceeds	—	25,000
Secured loan agreements payments	(251)	(240)
Promissory notes borrowings	—	2,500
Financing fees	—	(750)
Capital contribution to subsidiaries	2,209	4,928
Stock option exercise and other	975	922
Dividends distributed on common stock	—	(5,533)

Net cash (used in) provided by financing activities	(96,762)	36,024
Effect of exchange rate changes on cash	(5,865)	2,250
Net increase (decrease) in cash and cash equivalents	36,354	(129,664)
Cash and cash equivalents, beginning of the period	414,370	406,847
Cash and cash equivalents, end of the period	$450,724	$277,183
Supplemental Cash Flow Information
Income tax payments	$273	$46
Interest payments on debt	2,452	2,880

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(Dollars In Thousands, Except Per Share Data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The standard is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 supersedes and replaces the presentation requirements for the reclassifications out of accumulated other comprehensive income. None of the other requirements of previously issued ASUs related to comprehensive income are affected by ASU 2013-02. The Company adopted ASU 2013-02 on January 1, 2013 and the implementation of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 relates to derivatives, repurchase agreements and reverse repurchase agreements, and secured borrowings and lending transactions that are either offset or subject to a master netting arrangement. The amendment provides a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). The Company adopted ASU 2013-02 on January 1, 2013 and the implementation of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, strategy, technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The Company adopted this guidance on January 1, 2013 and it did not have any effect on the Company's results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of March 31, 2013 and December 31, 2012, are presented in the table below:

(Amounts in Thousands) As of March 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$1,488	$119	$(64)	$1,543
Common stock	17,795	2,642	(425)	20,012
U.S. treasury securities	33,481	2,505	—	35,986
U.S. government agencies	12,785	379	—	13,164
Municipal bonds	326,026	12,820	(1,636)	337,210
Foreign government	196,386	1,771	(361)	197,796
Corporate bonds:
Finance	750,278	49,030	(4,004)	795,304
Industrial	438,885	20,694	(1,195)	458,384
Utilities	49,449	2,492	(141)	51,800
Commercial mortgage backed securities	9,739	102	—	9,841
Residential mortgage backed securities:
Agency backed	306,137	15,083	(372)	320,848
Non-agency backed	7,836	—	(785)	7,051
	$2,150,285	$107,637	$(8,983)	$2,248,939

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2013, the Company's foreign government securities were issued or guaranteed primarily by Germany, Norway and the United Kingdom.

(Amounts in Thousands) As of December 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	5,092	112	(20)	5,184
Common stock	15,851	596	(1,166)	15,281
U.S. treasury securities	62,502	3,694	(4)	66,192
U.S. government agencies	39,594	707	—	40,301
Municipal bonds	287,361	12,833	(752)	299,442
Corporate bonds:
Finance	830,101	68,190	(4,603)	893,688
Industrial	387,980	20,914	(1,094)	407,800
Utilities	45,320	2,611	(5)	47,926
Commercial mortgage backed securities	10,065	135	—	10,200
Residential mortgage backed securities:
Agency backed	276,895	16,373	(654)	292,614
Non-agency backed	7,826	—	(763)	7,063
	1,968,587	126,165	(9,061)	2,085,691

A summary of the Company’s available-for-sale fixed securities as of March 31, 2013 and December 31, 2012, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$72,879	$73,587	$20,786	$21,945
Due after one through five years	459,422	470,992	400,865	414,016
Due after five through ten years	1,000,418	1,062,766	966,158	1,044,510
Due after ten years	274,571	282,299	265,049	274,878
Mortgage backed securities	323,712	337,740	294,786	309,877
Total fixed maturities	$2,131,002	$2,227,384	$1,947,644	$2,065,226

Proceeds from the sale of investments in available-for-sale securities during the three months ended March 31, 2013 and 2012 were approximately $472,076 and $203,183, respectively.

(b) Investment Income

Net investment income for the three months ended March 31, 2013 and 2012 was derived from the following sources:

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Fixed maturity securities	$17,272	$13,529
Equity maturities	402	398
Cash and short term investments	1,044	591
	18,718	14,518
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	(623)	—
	$18,095	$14,518

(c) Other-Than-Temporary Impairment

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of March 31, 2013 and December 31, 2012:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) March 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,126	$(489)	41	$—	$—	—	$4,126	$(489)
Municipal bonds	94,516	(1,595)	40	2,312	(41)	1	96,828	(1,636)
Foreign government	17,822	(361)	8	—	—	—	17,822	(361)
Corporate bonds:
Finance	150,850	(2,706)	37	57,029	(1,298)	7	207,879	(4,004)
Industrial	119,203	(1,195)	55	—	—	—	119,203	(1,195)
Utilities	18,120	(141)	3	—	—	—	18,120	(141)
Residential mortgage backed securities:
Agency backed	13,082	(372)	1	—	—	—	13,082	(372)
Non-agency backed	—	—	—	7,051	(785)	2	7,051	(785)
Total temporarily impaired securities	$417,719	$(6,859)	185	$66,392	$(2,124)	10	$484,111	$(8,983)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2012	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$7,643	$(1,138)	25	$1,978	$(48)	1	$9,621	$(1,186)
U.S. treasury securities	997	(4)	1	—	—	—	997	(4)
Municipal bonds	63,577	(752)	19	—	—	—	63,577	(752)
Corporate bonds:
Finance	52,398	(899)	20	95,992	(3,704)	13	148,390	(4,603)
Industrial	82,066	(881)	28	9,105	(213)	4	91,171	(1,094)
Utilities	5,860	(5)	3	—	—	—	5,860	(5)
Residential mortgage backed securities:
Agency backed	24,554	(654)	2	—	—	—	24,554	(654)
Non-agency backed	—	—	—	7,062	(763)	2	7,062	(763)
Total temporarily impaired securities	$237,095	$(4,333)	98	$114,137	$(4,728)	20	$351,232	$(9,061)

There are 195 and 118 securities at March 31, 2013 and December 31, 2012, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of March 31, 2013 and December 31, 2012, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $4,298 and $4,636, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of March 31, 2013:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of our restricted assets as of March 31, 2013 and December 31, 2012 are as follows:

(Amounts in Thousands)	2013	2012
Restricted cash	$115,687	$78,762
Restricted investments	271,178	251,082
Total restricted cash and investments	$386,865	$329,844

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of March 31, 2013 was $56,300 for U.S treasury bonds and $17 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2013. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company entered into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of March 31, 2013, the Company had nine repurchase agreements with a market value of $135,216 principal amount outstanding at interest rates between .45% and .53%. The nine agreements are with one counter-party. Interest expense associated with these repurchase agreements for the three months ended March 31, 2013 and 2012 was $277 and $0, respectively, of which $0 was accrued as of March 31, 2013. The Company has approximately $144,336 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income. Additionally, during the three months ended March 31, 2013, the Company entered into a reverse repurchase agreement in the amount of $56,125 that is included in cash and cash equivalents as of March 31, 2013. The Company retains collateral of $56,300 related to this agreement.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2013 and December 31, 2012:

(Amounts in Thousands) As of March 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$35,986	$35,986	$—	$—
U.S. government agencies	13,164	—	13,164	—
Municipal bonds	337,210	—	337,210	—
Foreign government	197,796	—	197,796	—
Corporate bonds and other bonds:
Finance	795,304	—	795,304	—
Industrial	458,384	—	458,384	—
Utilities	51,800	—	51,800	—
Commercial mortgage backed securities	9,841	—	9,841	—
Residential mortgage backed securities:
Agency backed	320,848	—	320,848	—
Non-agency backed	7,051	—	7,051	—
Equity securities	21,555	21,555	—	—
Short term investments	30,027	30,027	—	—
Other investments	16,052	—	—	16,052
Life settlement contracts	199,824	—	—	199,824
	$2,494,842	$87,568	$2,191,398	$215,876
Liabilities:
Equity securities sold but not yet purchased, market	$17	$17	$—	$—
Fixed maturity securities sold but not yet purchased, market	56,300	56,300	—	—
Securities sold under agreements to repurchase, at carrying value	135,216	—	135,216	—
Life settlement contract profit commission	12,237	—	—	12,237
Derivatives	4,298	—	4,298	—
	$208,068	$56,317	$139,514	$12,237

(Amounts in Thousands) As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$66,192	$66,192	$—	$—
U.S. government agencies	40,301	—	40,301	—
Municipal bonds	299,442	—	299,442	—
Corporate bonds and other bonds:
Finance	893,688	—	893,688	—
Industrial	407,800	—	407,800	—
Utilities	47,926	—	47,926	—
Commercial mortgage backed securities	10,200	—	10,200	—
Residential mortgage backed securities:
Agency backed	292,614	—	292,614	—
Non-agency backed	7,063	—	7,063	—
Equity securities	20,465	20,465	—	—
Short term investments	10,282	10,282	—	—
Other investments	11,144	—	—	11,144
Life settlement contracts	193,927	—	—	193,927
	$2,301,044	$96,939	$1,999,034	$205,071
Liabilities:
Equity securities sold but not yet purchased, market	$11	$11	$—	$—
Fixed maturity securities sold but not yet purchased, market	56,700	56,700	—	—
Securities sold under agreements to repurchase, at carrying value	234,911	—	234,911	—
Life settlement contract profit commission	11,750	—	—	11,750
Derivatives	4,636	—	4,636	—
	$308,008	$56,711	$239,547	$11,750

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

For additional discussion regarding techniques used to value the Company’s investment portfolio, refer to Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in its 2012 Form 10-K.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2013 and 2012:

(Amounts in Thousands)	Balance as of December 31, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2013
Other investments	$11,144	$694	$—	$5,111	$(897)	$—	$16,052
Life settlement contracts	193,927	9,925	—	—	(4,028)	—	199,824
Life settlement contract profit commission	(11,750)	(487)	—	—	—	—	(12,237)
Total	$193,321	$10,132	$—	$5,111	$(4,925)	$—	$203,639

(Amounts in Thousands)	Balance as of December 31, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2012
Other investments	$14,588	$(3,949)	$4,535	$70	$(379)	$—	$14,865
Life settlement contracts	131,387	7,961	—	3,227	—	—	142,575
Life settlement contract profit commission	(12,022)	(28)	—	—	—	—	(12,050)
Derivatives	(3,508)	—	(87)	—	—	—	(3,595)
Total	$130,445	$3,984	$4,448	$3,297	$(379)	$—	$141,795

 The Company had no transfers between levels during the three months ended March 31, 2013 and 2012.

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

—
Subordinated Debentures and Debt:   The current fair value of the Company's convertible senior notes and subordinated debentures was $285,000 and $62,000 as of March 31, 2013, respectively. These financial liabilities are classified as Level 3 in the financial hierarchy. The fair value of the convertible senior notes was determined using a binomial lattice model. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model.

—
Other investments: The Company has less than 1% percent of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy.

—
Derivatives: The Company classifies interest rate swaps as Level 2 hierarchy.  The Company uses these interest rate swaps to hedge floating interest rates on its debt, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations.  The estimated fair value of the interest rate swaps, which is obtained from a third party pricing service, is measured using discounted cash flow analysis that incorporates significant observable inputs, including the LIBOR forward curve and a measurement of volatility.

—	Repurchase agreements: The carrying value of repurchase agreements in the accompanying balance sheets represents their fair values and are classified as Level 2 in the financial hierarchy.

The fair value of life settlement contracts as well as life settlement profit commission is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments, financial standing of the issuer, and changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and industry life expectancy reports. The fair value of a life insurance policy is estimated using present value calculations based on the data specific to each individual life insurance policy. The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2013 and December 31, 2012 and, as described in Note 5 "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	March 31, 2013	December 31, 2012
Average age of insured	79.0 years	78.8 years
Average life expectancy, months (1)	137.3	139
Average face amount per policy	$6,776,000	$6,770,000
Notional fair value discount rate	7.5%	7.5%
Implicit discount rate (2)	17.4%	17.7%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
The implicit discount rate is a discounted cash flow methodology that includes an additional discount for risk premium for the following factors: (i) the volatility in life expectancy of insureds (ii) mortality adjustment reserve, which assumes life expectancy exceeds the standard mortality tables, (iii) operational risk, which includes the possibility of legal challenges from the insurance carrier or others, premium increases and the financial health of the insurance carrier, and (iv) projected future expenses. The risk premium discount was 9.9% and 10.2% for the three months ended March 31, 2013 and 2012, respectively. The value of the life settlement contracts after adjustment for risk premium is then adjusted by the notional fair value discount rate.

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2013 and December 31, 2012:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2013	$(27,495)	$29,401
December 31, 2012	$(27,160)	$29,285

	Change in discount rate
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2013	$(17,743)	$20,088
December 31, 2012	$(17,591)	$19,926

5.	Investment in Life Settlements

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of National General Holdings Corp. ("NGHC"), which changed its name from American Capital Acquisition Corporation, or ACAC, in April 2013, for the purposes of acquiring life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of NGHC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel 2005 Grantor Retained Annuity Trust, for the purposes of acquiring additional life settlement contracts. The Company has a 50% ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC entities”). The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with the Company’s 21.25% ownership percentage of NGHC, the Company ultimately receives 60.625% of the profits and losses of Tiger and AMT Alpha. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC entities. On March 28, 2013, ACP Re, Ltd. sold its interest in AMTCH to NGHC.

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

Total capital contributions of approximately $4,397 and $9,855 were made to the LSC entities during the three months ended March 31, 2013 and 2012, respectively, for which the Company contributed approximately $2,188 and $4,927 in those same periods. The LSC entities used the contributed capital to pay premiums on existing policies and premium finance loans. The Company’s investments in life settlements and cash value loans were approximately $199,824 and $193,927 as of March 31, 2013 and December 31, 2012, respectively and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a loss on investment in life settlement contracts net of profit commission for the three months ended March 31, 2013 of approximately $1,076 and a gain on investment in life settlement contracts net of profit commission for the three months ended March 31, 2012 of $90, respectively, related to the life settlement contracts.

In addition to the 260 policies disclosed in the table below as of March 31, 2013, Tiger owned 5 premium finance loans as of the three months ended March 31, 2013, which were secured by life insurance policies and were carried at a value of $0. As of March 31, 2013, the face value amount of the related 260 life insurance policies and 5 premium finance loans were approximately $1,683,909 and $0 respectively. All of the premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policies or allow the policies to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

The following table describes the Company’s investment in life settlements as of March 31, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
0-1	—	$—	$—
1-2	6	31,299	58,000
2-3	3	8,137	15,000
3-4	2	8,513	20,000
4-5	3	5,919	20,000
Thereafter	246	145,956	1,570,909
Total	260	$199,824	$1,683,909

(1)
The Company determined the fair value as of March 31, 2013 based on 175 policies out of 260 policies, as the Company assigned no value to 85 of the policies as of March 31, 2013. The Company estimated the fair value of a policy using present value calculations. If the estimate fair value is determined to be less than zero, then no value is assigned to that policy.

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2013, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2013	$28,581	$500	$29,081
2014	31,309	647	31,956
2015	32,472	685	33,157
2016	50,719	793	51,512
2017	31,606	642	32,248
Thereafter	520,882	8,024	528,906
Total	$695,569	$11,291	$706,860

6.	Debt

The Company’s borrowings consisted of the following at March 31, 2013 and December 31, 2012:

(Amounts in Thousands)	2013	2012
Revolving credit facility	$—	$—
Subordinated debentures	123,714	123,714
Convertible senior notes	161,941	161,218
Secured loan agreements	8,790	9,041
Promissory notes	8,000	8,000
	$302,445	$301,973

Aggregate scheduled maturities of the Company’s borrowings at March 31, 2013 are:

(Amounts in Thousands)
2013	$770
2014	1,068
2015	1,116
2016	1,167
2017	1,220
Thereafter	297,104	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $38,059.

Revolving Credit Agreement

In August 2012, the Company entered into a four-year, $200,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000. Fees associated with the Credit Agreement were approximately $989.  The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of March 31, 2013.

As of March 31, 2013, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at March 31, 2013 for $95,807, which reduced the availability for letters of credit to $4,193 as of March 31, 2013, and the availability under the facility to $104,193 as of March 31, 2013.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of March 31, 2013 was 2.50%. The Company recorded total interest expense of approximately $560 and $510 for the three months ended March 31, 2013 and 2012, respectively, under revolving credit agreements.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at March 31, 2013), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .20% to .30% based on the Company’s consolidated leverage ratio and was .25% at March 31, 2013).

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of March 31, 2013 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $1,999 and $2,191 of interest expense for the three months ended March 31, 2013 and 2012, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of March 31, 2013:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.580	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.280	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Convertible Senior Notes

In December 2011, the Company issued $175,000 aggregate principal amount of its 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, the Company issued an additional $25,000 of the Notes to cover the initial purchasers’ overallotment option. The Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at March 31, 2013 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

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

The Company separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3,592 and $3,544 for the three month periods ended March 31, 2013 and 2012, respectively.

The following table shows the amounts recorded for the Notes as of March 31, 2013 and December 31, 2012:

(Amounts in Thousands)	March 31, 2013	December 31, 2012
Liability component
Outstanding principal	$200,000	$200,000
Unamortized OID	(38,059)	(38,782)
Liability component	161,941	161,218
Equity component, net of tax	27,092	27,092

Secured Loan Agreement

During 2011, the Company, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $101 and $112 for the three months ended March 31, 2013 and 2012, respectively, related to this agreement. The loan is secured by the aircraft.

The agreement contains certain covenants that are similar to the Company’s revolving credit facility. Additionally, subsequent to February 25, 2011, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft.  The agreement allows the Company, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 13. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $97 for the three months ended March 31, 2013 related to the notes. Additionally, the Company recorded approximately $1,430 of deferred financing fees.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000 and was utilized for $49,634 as of March 31, 2013. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $50,132 as of March 31, 2013.

7.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Policy acquisition expenses	$101,688	$85,192
Salaries and benefits	45,129	35,785
Other insurance general and administrative expenses	10,003	3,048
	$156,820	$124,025

8.	Earnings Per Share

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

The Company paid a 10% stock dividend on September 20, 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively in the prior period. The impact on basic and diluted earnings per share was a decrease of $0.06 for the three months ended March 31, 2012.
The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Amounts in Thousands, except for earnings per share)	2013	2012
Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$64,218	$39,086
Less: Net income allocated to participating securities and redeemable non-controlling interest	244	58
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$63,974	$39,028

Weighted average common shares outstanding – basic	67,297	66,455
Less: Weighted average participating shares outstanding	256	89
Weighted average common shares outstanding - basic	67,041	66,366
Net income per AmTrust Financial Services, Inc. common share - basic	$0.95	$0.59

Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$64,218	$39,086
Less: Net income allocated to participating securities and redeemable non-controlling interest	244	58
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$63,974	$39,028

Weighted average common shares outstanding – basic	67,041	66,366
Plus: Dilutive effect of stock options, convertible debt, other	3,514	2,027
Weighted average common shares outstanding – dilutive	70,555	68,393
Net income per AmTrust Financial Services, Inc. common shares – diluted	$0.91	$0.57

As of March 31, 2013, there were less than 10,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 6,650,062 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance shares units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,650,062 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2013, approximately 5,000,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four years period following the date of grant for employee options. The Company uses the simplified method in determining the expected life. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants restricted shares, RSUs and PSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted and the restricted shares and RSUs vest over a period of two to four years, while PSUs vest based on terms of the awards.

The Company paid a ten percent stock dividend on September 20, 2012. At the dividend date, all options outstanding were adjusted by ten percent and their respective exercise prices were reduced by ten percent, which ultimately resulted in each outstanding share having the same fair value immediately prior to and subsequent to the dividend date. Therefore, the Company did not record any additional compensation expense as a result of the stock dividend. The Company also adjusted outstanding RSUs, unvested restricted stock and PSUs, resulting in no additional compensation expense.

The following information and tables below for stock options, restricted stock and RSUs have been adjusted retroactively in all periods presented. The following schedule shows all options granted, exercised, and expired under the Plan for the three months ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,341,543	$10.35	4,136,466	$9.96
Granted	10,000	29.38	—	—
Exercised	(126,355)	8.35	(102,389)	7.92
Cancelled or terminated	—	—	(62,554)	12.00
Outstanding end of period	3,225,188	$10.49	3,971,523	$9.98

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 was approximately $9.80.

A summary of the Company’s restricted stock and RSU activity for the three months ended March 31, 2013 and 2012 is shown below:

	2013		2012
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	807,357	$22.95	320,333	$16.65
Granted	81,948	34.74	376,671	24.77
Vested	(119,581)	23.14	(24,306)	16.77
Forfeited	—	—	—	—
Non-vested at end of period	769,724	$24.17	672,698	$21.19

The Company has 275,000 PSUs granted as of March 31, 2013. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 150% of granted shares whereas results significantly below the target result in no payout. The performance period for the above grant is the two-year period ending December 31, 2013. If earned, the shares will vest 50% on December 31, 2014 and 50% on December 31, 2015. The fair value of these PSUs on the date of grant was $7,365.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $2,108 and $1,180 for the three months ended March 31, 2013 and 2012, respectively.

The intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $3,142 and $1,643, respectively. The intrinsic value of stock options that were outstanding as of March 31, 2013 and 2012 was $77,918 and $67,118, respectively.

Cash received from options exercised was $975 and $922 during the three months ended March 31, 2013 and 2012, respectively. The excess tax benefit from award exercises was approximately $1,133 and $459, respectively, for the three months ended March 31, 2013 and 2012.

10.	Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Income before equity in earnings of unconsolidated subsidiaries	$79,451	$48,033
Tax at federal statutory rate of 35%	$27,808	$16,812
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(11,698)	(4,568)
Other, net	1,550	(1,067)
	$17,660	$11,177
Effective tax rate	22.2%	23.3%

The Company’s management believes that it will realize the benefits of its deferred tax assets, which is included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At March 31, 2013 and December 31, 2012, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $319,000 and $296,000, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2009 and forward. As permitted by FASB ASC 740-10, the Company has an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At March 31, 2013, the Company does not have any accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of March 31, 2013, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions) and 40% of losses excluding certain specialty risk programs that the Company commenced writing after the effective date, including the Company’s European medical liability business discussed below, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

On March 5, 2013, after receipt of approval from each of the Company’s and Maiden’s Audit Committee, the Company and Maiden executed an amendment to the Maiden Quota Share. The amendment provides that, effective January 1, 2013, AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission remains 34.375%. With regards to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in the Company’s Specialty Program segment from July 1, 2007 through December 31, 2012, the Company will be responsible for ultimate net loss otherwise recoverable from Maiden Insurance to the extent that the loss ratio to Maiden Insurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%.

The Maiden Quota Share was renewed through July 1, 2016 and will automatically renew for successive three-year terms unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

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

The following is the effect on the Company’s results of operations for the three months ended March 31, 2013 and 2012 related to Maiden Reinsurance agreements:

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Results of operations:
Premium written – ceded	$(305,786)	$(190,901)
Change in unearned premium – ceded	78,096	24,583
Earned premium - ceded	$(227,690)	$(166,318)
Ceding commission on premium written	$89,499	$54,411
Ceding commission – deferred	(25,541)	(8,137)
Ceding commission – earned	$63,958	$46,274
Incurred loss and loss adjustment expense – ceded	$152,965	$122,810

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company has obtained surplus lines authority for two of its insurance company subsidiaries, which has significantly decreased the need for the Surplus Lines Facility. As a result of this agreement, the Company assumed approximately $365 and $404 of written premium during the three months ended March 31, 2013 and 2012, respectively. The Company recorded earned premium of approximately $481 and $3,400 and incurred losses of approximately $298 and $2,100 for the three months ended March 31, 2013 and 2012.

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of March 31, 2013. The Company recorded $699 and $628 of interest expense during the three months ended March 31, 2013 and 2012, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of March 31, 2013 was approximately $874,705. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $3,659 and $2,194 of brokerage commission (recorded as a component of service and fee income) during the three months ended March 31, 2013 and 2012, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of March 31, 2013, the Company managed approximately $2,900,000 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company earned approximately $1,041 and $830 of investment management fees (recorded as a component of service and fee income) for the three months ended March 31, 2013 and 2012, respectively.

Senior Notes

In June 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally guaranteed by Maiden. The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. The Company had an unrealized gain of $543 on the senior notes as of March 31, 2013.

National General Holding Corp.

The Company has a strategic investment in National General Holding Corp. (“NGHC”), which was formally known as American Capital Acquisition Corporation, or ACAC. NGHC was formed by The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). Michael Karfunkel, individually, and the Trust own 100% of NGHC’s common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of NGHC.

Pursuant to the Amended Stock Purchase Agreement, NGHC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital initially required by NGHC, 53,054 shares of Series A Preferred Stock, which provides an 8% cumulative dividend, is non-redeemable and is convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of NGHC (the “Preferred Stock”). The Company has pre-emptive rights with respect to any future issuances of securities by NGHC and the Company’s conversion rights are subject to customary anti-dilution protections. The Company has the right to appoint two members of NGHC’s board of directors, which consists of up to six members. Subject to certain limitations, the board of directors of NGHC may not take any action at a meeting without at least one of the Company’s appointees in attendance and NGHC may not take certain corporate actions without the approval of a majority of its board of directors (including the Company’s two appointees).

 In addition, in connection with the Company’s investment, NGHC will grant the Company a right of first refusal to purchase or to reinsure commercial auto insurance business acquired from GMACI.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method. The Company recorded $1,551 and $2,364 of income during the three months ended March 31, 2013 and 2012, respectively, related to its equity investment in NGHC.

Personal Lines Quota Share

The Company reinsures 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share is effective through March 1, 2016 and will renew automatically for successive three-year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. In addition, either party is entitled to terminate on sixty days' written notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of the Company or the GMACI Insurers, run-off, or a reduction of 50% or more of the shareholders’ equity. The GMACI Insurers also may terminate on sixty days' written notice within thirty days following the effective date of an initial public offering or private placement of stock by NGHC or a subsidiary. The Personal Lines Quota Share, as amended on October 1, 2012, provides that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to TIC to $146,410 during calendar year 2013 to the extent TIC was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum. As a result of this agreement, the Company assumed $30,652 and $30,609 of business from the GMACI Insurers during the three months ended March 31, 2013 and 2012, respectively.

Accident and Health Portfolio Transfer and Quota Share
Effective January 1, 2013, the Company, through one of its subsidiaries, entered into a Portfolio Transfer and Quota Share Agreement (the “A&H Quota Share”) with National Health Insurance Company (“NHIC”), a subsidiary of NGHC, related to the assumption by NHIC of the Company's book of A&H business. Pursuant to the A&H Quota Share, NHIC assumed 100% of the Company's loss and unearned premium reserves related to the book of A&H business, which total approximately$2,544. For the existing book of business, NHIC paid the Company a ceding commission equal to the Company's acquisition costs and reinsurance costs of $474. In addition, the Company agreed to continue to issue policies with respect to certain programs assumed by NHIC and certain new A&H programs for such new policies, for which the Company will cede 100% of the premiums related to such policies subject to a ceding commission of five percent plus its acquisition costs and reinsurance costs. The Company recorded approximately $95 of ceding commission for the three months ended March 31, 2013 related to the A&H Quota Share.
Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $5,376 and $2,462 of fee income for the three months ended March 31, 2013 and 2012, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company currently manages approximately $725,000 of assets as of March 31, 2013 related to this agreement. As a result of this agreement, the Company earned approximately $363 and $373 of investment management fees for the three months ended March 31, 2013 and 2012, respectively.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $5,739 and $2,835 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $7,622.

800 Superior

In August 2011, the Company formed 800 Superior, LLC with a subsidiary of NGHC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. Additionally, in conjunction with the Company’s 21.25% ownership percentage of NGHC, the Company ultimately receives 60.6% of the profits and losses of the LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

Additionally in 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for fifteen years and NGHC paid 800 Superior, LLC $536 for the three months ended March 31, 2013. As discussed in Note 13. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The lease was for 14,807 square feet and the term of the lease was through December 31, 2017. The Company paid approximately $201 and $182 for the lease for the three months ended March 31, 2013 and 2012. In March 2013, the Company entered into a new lease for office space at 59 Maiden Lane from the same related party entity. The new lease increases the leased space to 39,992 square feet and extends through May 2023. The new lease will commence and the existing lease will terminate once the new space is complete, which the Company expects to be in May 2013.

In November 2012, the Company entered into an agreement for its office space in Chicago, Illinois. The lease is with 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The aforementioned lease replaced an existing lease with another entity wholly-owned by the Karfunkels. The Company paid approximately $144 and $67 for these leases for the three months ended March 31, 2013 and 2012.

Asset Management Agreement with ACP Re, Ltd.

The Company provides investment management services to ACP Re, Ltd. at (i) an annual rate of 0.20% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. During the three months ended March 31, 2012, the Company also provided accounting and administrative services to ACP Re, Ltd. for a monthly fee of $10. The Company currently manages approximately $100,000 of non AmTrust assets as of March 31, 2013. The Company recorded approximately $52 and $233 for these services for the three months ended March 31, 2013 and 2012, respectively.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and NGHC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended March 31, 2013, no payments were made to AUI by Maiden and NGHC for the use of AUI’s aircraft under these agreements. In addition, during the three months ended March 31, 2012, Maiden paid AUI $20 and NGHC paid AUI $43 for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. Mr. Zyskind reimbursed the Company in April 2013 for his personal use of AUI's aircraft during the three months ended March 31, 2013 and reimbursed the Company $36 for personal use during the three months ended March 31, 2012. Mr. Karfunkel did not use the aircraft for personal use during the three months ended March 31, 2013 and 2012.

12.	Acquisitions

Car Care

On February 28, 2013, the Company, through its wholly-owned subsidiary IGI Group Limited, acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited ("CCPH") from Ally Insurance Holdings, Inc. CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection (GAP), Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a UK insurer authorized by the Financial Services Authority. CCPH has approximately 350 employees and is headquartered in Thornbury, West Yorkshire in England with operations in the United Kingdom, Europe, China, North America and Latin America. The Company paid $70,420 for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) have agreed to enter into certain other agreements, including a Transition Services Agreement, pursuant to which the Seller will provide certain transitional services to IGI Group Limited and the Company, and two Reinsurance Agreements, pursuant to which affiliates of the Seller will reinsure certain insurance contracts of such affiliates with affiliates of IGI Group Limited. The Company initially recorded approximately $39,986 of goodwill and intangible assets, which related to dealer relationships, trademarks and non-compete agreements. The Company anticipates completing its acquisition accounting by the end of the third quarter of 2013.

A summary of the preliminary assets acquired and liabilities assumed for CCPH are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$255,257
Other assets	36,929
Intangible assets	32,247
Goodwill	7,739
Property and equipment	4,341
Total assets	$336,513

Liabilities
Unearned premium	$138,677
Loss reserves	12,619
Deferred tax liability	7,621
Accrued liabilities	107,176
Total liabilities	$266,093
Purchase price	$70,420

Additionally, certain employees, former employees and retirees of CCPH participate in a defined benefit pension plan. The plan was frozen and curtailed in 2007. The impact of the plan on the Company's results of operations was immaterial for the three months ended March 31, 2013.

First Nonprofit Companies, Inc.

On December 31, 2012, the Company completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55,000. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5,000,000 of annual payroll. FNC offers unique services as well as insurance programs that are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $55,000, which consisted primarily of goodwill and intangible assets of $28,210 and $40,500, respectively. The intangible assets consist of relationships and have a life of 18 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment. As a result of this transaction, the Company recorded approximately $5,455 of fee income for the three months ended March 31, 2013.

CNH Capital’s Insurance Agencies

In July 2012, the Company completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as “CNH Capital Insurance Agencies,” from CNH Capital, the financial services business of CNH Global N.V., for approximately $34,000. The acquisition allows the Company to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, the Company entered into service and license agreements with CNH Capital whereby the Company will make future payments based on gross revenues of the CNH Capital Insurance Agencies. In accordance with FASB ASC 805-10, Business Combinations, the Company recorded a purchase price of $34,000, which consisted primarily of goodwill and intangible assets of approximately $21,340 and $19,400, respectively. The intangible assets consist of renewal rights and licenses and have asset lives of between 5 and 10 years. The goodwill and intangibles are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this transaction, the Company recorded approximately $5,018 of fee income during the three months ended March 31, 2013. Additionally, the Company recorded approximately $20,491 of written premium for the three months ended March 31, 2013 related to CNH.

13.	New Market Tax Credit

In September 2012, the Company's subsidiary, 800 Superior, LLC (an entity owned equally by the Company and NGHC) received $19,400 in net proceeds from a financing transaction the Company and NGHC entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for an office building in Cleveland, Ohio owned by 800 Superior, LLC. The Company, NGHC and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II LLC and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

In addition to the capital contributions and loans from the Company, NGHC and KCDC, as part of the transaction, the Investment Funds received, directly and indirectly, proceeds of approximately $8,000 from two loans originating from state and local governments of Ohio. These loans are each for a period of 15 years and have an average interest rate of 1.7% per annum.

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

The Company and NGHC are each entitled to receive an equal portion of 49% of the benefits derived from the NMTCs generated by 800 Superior Investment Fund II LLC, while KCDC is entitled to the remaining 51%. The NMTC is subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code. During this seven-year compliance period, the entities involved are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in the projected tax benefits not being realized and, therefore, could require the Company to indemnify KCDC for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement. In addition, this transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase KCDC's interest in the Investment Funds in September 2019 at the end of the recapture period. The Company believes that KCDC will exercise its put option and, therefore, attributed an insignificant value to the put/call.

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underling economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 21.25% ownership in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

14. Stockholder Equity and Accumulated Other Comprehensive Income

The following tables summarize accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$(17,091)	$9,372	$(2,280)	$(9,999)
Other comprehensive income before reclassifications	4,197	30,759	(57)	34,899
Amounts reclassed from accumulated other comprehensive income	—	(2,444)	—	(2,444)
Net current-period other comprehensive income	4,197	28,315	(57)	32,455
Balance, March 31, 2012	$(12,894)	$37,687	$(2,337)	$22,456

Balance, December 31, 2012	$(10,361)	$77,605	$(3,013)	$64,231
Other comprehensive income before reclassifications	(15,731)	(15,286)	220	(30,797)
Amounts reclassed from accumulated other comprehensive income	—	3,536	—	3,536
Net current-period other comprehensive (loss) income	(15,731)	(11,750)	220	(27,261)
Balance, March 31, 2013	$(26,092)	$65,855	$(2,793)	$36,970

During the three months ended March 31, 2013 and 2012 amounts reclassed from accumulated other comprehensive income into net income were included in realized gain on investments.

The following table summarizes the ownership components of total stockholders' equity for the three months ended March 31, 2013 and 2012:

	2013			2012
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Beginning Balance	$1,144,121	$103,344	$1,247,465	$890,563	$69,098	$959,661
Net income (loss)	64,218	(876)	63,342	39,086	134	39,220
Unrealized holding (loss) gain	(15,286)	—	(15,286)	28,315	—	28,315
Reclassification adjustment	3,536	—	3,536	—	—	—
Foreign currency translation	(15,731)	—	(15,731)	4,197	—	4,197
Unrealized loss on interest rate swap	220	—	220	(57)	—	(57)
Equity component of convertible senior notes, net of income tax and issue costs	—	—	—	3,306	—	3,306
Capital contribution	—	2,209	2,209	—	4,928	4,928
Dividends	(9,430)	—	(9,430)	(5,470)	—	(5,470)
Share exercises, compensation and other	3,083	—	3,083	2,102	—	2,102
Ending Balance	$1,174,731	$104,677	$1,279,408	$962,042	$74,160	$1,036,202

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

During the three months ended March 31, 2013, the Company's Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from two brokers. During the three months ended March 31, 2013, the Company's Specialty Program segment derived over ten percent of its revenue from one broker.

The following tables summarize the results of operations of the business segments for the three months ended March 31, 2013 and 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended March 31, 2013:
Gross written premium	$375,849	$328,329	$209,092	$30,652	$—	$943,922

Net written premium	173,740	184,442	143,272	30,652	—	532,106
Change in unearned premium	(47,140)	(43,288)	(31,794)	(1,890)	—	(124,112)
Net earned premium	126,600	141,154	111,478	28,762	—	407,994

Ceding commission - primarily related party	24,166	18,008	21,784	—	—	63,958

Loss and loss adjustment expense	(84,330)	(92,971)	(75,554)	(19,401)	—	(272,256)
Acquisition costs and other underwriting expenses	(55,830)	(41,903)	(50,327)	(8,760)	—	(156,820)
	(140,160)	(134,874)	(125,881)	(28,161)	—	(429,076)
Underwriting income	10,606	24,288	7,381	601	—	42,876
Service and fee income	22,102	27,719	73	—	10,619	60,513
Investment income and realized gain	12,038	14,891	7,402	1,048	—	35,379
Other expenses	(20,766)	(18,140)	(11,552)	(1,694)	—	(52,152)
Interest expense	(2,931)	(2,560)	(1,631)	(239)	—	(7,361)
Foreign currency gain	—	1,272	—	—	—	1,272
Loss on life settlement contracts	(429)	(374)	(238)	(35)	—	(1,076)
Provision for income taxes	(4,496)	(10,268)	(313)	70	(2,653)	(17,660)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	1,551	1,551
Non-controlling interest	349	305	194	28	—	876
Net income attributable to AmTrust Financial Services, Inc.	$16,473	$37,133	$1,316	$(221)	$9,517	$64,218

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended March 31, 2012:
Gross written premium	$232,351	$234,089	$104,638	$30,609	$—	$601,687

Net written premium	118,890	141,161	69,117	30,609	—	359,777
Change in unearned premium	(26,562)	(5,588)	(9,456)	(4,147)	—	(45,753)
Net earned premium	92,328	135,573	59,661	26,462	—	314,024

Ceding commission - primarily related party	17,132	17,194	11,948	—	—	46,274

Loss and loss adjustment expense	(59,224)	(83,443)	(40,194)	(17,068)	—	(199,929)
Acquisition costs and other underwriting expenses	(42,930)	(43,085)	(29,939)	(8,071)	—	(124,025)
	(102,154)	(126,528)	(70,133)	(25,139)	—	(323,954)
Underwriting income	7,306	26,239	1,476	1,323	—	36,344
Service and fee income	15,435	18,218	9	—	6,876	40,538
Investment income and realized gain	5,493	5,041	2,333	503	—	13,370
Other expenses	(14,123)	(14,035)	(6,105)	(1,376)	—	(35,639)
Interest expense	(2,810)	(2,792)	(1,215)	(274)	—	(7,091)
Foreign currency gain	—	421	—	—	—	421
Gain on life settlement contracts	37	35	15	3	—	90
Provision for income taxes	(2,514)	(7,347)	773	(1,565)	(524)	(11,177)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	2,364	2,364
Non-controlling interest	(53)	(53)	(23)	(5)	—	(134)
Net income attributable to AmTrust Financial Services, Inc.	$8,771	$25,727	$(2,737)	$(1,391)	$8,716	$39,086

The following tables summarize long lived assets and total assets of the business segments as of March 31, 2013 and December 31, 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of March 31, 2013:
Property and equipment, net	$33,629	$29,378	$18,709	$2,743	$—	$84,459
Goodwill and intangible assets	242,446	277,634	24,387	—	—	544,467
Total assets	3,087,235	3,317,324	1,463,567	161,877	—	8,030,003

As of December 31, 2012:
Property and equipment, net	$25,789	$30,897	$15,984	$3,263	$—	$75,933
Goodwill and intangible assets	245,330	245,139	24,498	—	—	514,967
Total assets	2,778,136	3,127,543	1,330,005	181,553	—	7,417,237

17. Subsequent Events

Offering to First Nonprofit Insurance Company policyholders

On December 31, 2012, the Company entered into a stock purchase agreement with Mutual Insurers Holding Company (“MIHC”) to acquire all of the authorized capital stock of MIHC upon its conversion (as described below). The Company expects that the aggregate purchase price for the stock of MIHC will be between $48,500 and $65,500.

MIHC is a mutual insurance holding company that owns all of the issued and outstanding shares of the capital stock of First Nonprofit Insurance Company. The Board of Directors of MIHC has determined that MIHC should convert from the mutual form to the stock form of ownership in a transaction “sponsored” by the Company. On February 26, 2013, the Insurance Commissioner of the State of Delaware approved MIHC's Plan of Conversion and, upon the completion of MIHC's conversion from a mutual company to a stock company, the Company's acquisition of MIHC. MIHC's Board of Directors will seek approval of the plan by the voting members of MIHC at a special meeting to be held on May 10, 2013. The Company's acquisition of the stock of MIHC is contingent upon these voting members' approval of the MIHC plan of conversion.

As required by the plan of conversion and applicable Delaware law, the Company will offer shares of its common stock, at a discount to the market price, to the members of MIHC as of December 31, 2012 (other than any person insured under a group policy) and the directors, officers and employees of MIHC. The Company commenced the offering on April 8, 2013 and the offering expired on May 3, 2013. The Company will use the gross proceeds of the offering to purchase the shares of MIHC common stock upon its conversion. The Company has also agreed with MIHC that, if the gross proceeds received by the Company in connection with the offering are less than the purchase price of the MIHC stock, the Company will pay the difference with cash from its other resources. If the voting members do not approve the plan of conversion at the special meeting on May 10, 2013, the Company will terminate the offering. If the voting members approve the plan of conversion at the special meeting on May 10, 2013, the Company's purchase of the shares of MIHC common stock will occur shortly thereafter.

Acquisition of Sequoia Insurance Company

On January 18, 2013, the Company entered into a purchase agreement to acquire all of the issued and outstanding shares of common stock of Sequoia Insurance Company and its subsidiaries, Sequoia Indemnity Company and Personal Express Insurance Company (“Sequoia”). Sequoia offers low hazard, property/casualty insurance products, including workers' compensation and commercial package insurance, to small businesses in several western states, with California representing Sequoia's largest market. Sequoia is headquartered in Monterey, California. On April 19, 2013, the Company completed the purchase of Sequoia for approximately $60,000.

Acquisition of CPPNA Holdings, Inc.

On April 16, 2013, the Company, through its wholly-owned subsidiary AMT Warranty Corp., entered into a purchase agreement to acquire all of the issued and outstanding shares of common stock of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom. CPPNA provides administrative services for consumer protection products, including identity theft protection and warranties related to credit card purchases, to policy members that are customers of CPPNA's financial services partners. CPPNA is headquartered in Saint Louis Park, Minnesota. On May 3, 2013, the Company completed the purchase of CPPNA for approximately $40,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately, many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holding Corp., or third party agencies and warranty administrators, difficulties with technology or breaches in data security, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We transact business primarily through our eight insurance subsidiaries domiciled in the United States and four insurance subsidiaries domiciled in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Our principal operating subsidiaries are rated "A" (Excellent) by A.M. Best Company ("A.M. Best").

For the three months ended March 31, 2013, our results of operations include activity for the following entities that were acquired subsequent to the three months ended March 31, 2012:

•	CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as “CNH Capital Insurance Agencies" or "CNH"

•	First Nonprofit Companies, Inc. ("FNC")

•	Car Care Plan (Holdings) Limited ("CCPH" or "Car Care")

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

Net Written Premium. Net written premium is gross written premium less that portion of premium that we ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on the contractual formula contained in the individual reinsurance agreements.

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

Ceding Commission Revenues. Ceding commission is a commission we receive from ceding gross written premium to third party reinsurers. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. In connection with the Maiden Quota Share, which is our primary source of ceding commission, the amount we receive is a blended rate based on the contractual formula contained therein.The rate may not correlate specifically to the cost structure of our individual segments. As such, we allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

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

•
Management services — We provide services to insurance consumers, traditional insurers and insurance producers by offering flexible and cost effective alternatives to traditional insurance tools in the form of various risk retention groups and captive management companies, as well as management of workers’ compensation and commercial property programs. We also offer programs and alternative funding options for non-profit and public sector organizations for the management of their state unemployment insurance obligations.

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

•
Asset management services — We currently manage the investment portfolios of Maiden, National General Holdings Corp ("NGHC"), which changed its name from American Capital Acquisition Corp, or ACAC, in April 2013, and ACP Re, Ltd. for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to NGHC and its affiliates for a fee.

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

Gain (loss) on Investment in Life Settlement Contracts.  The gain (loss) on investment in life settlement contracts includes the gain on acquisition of life settlement contracts, the gain realized upon a mortality event, the change in fair value of the investments in life settlements as evaluated at the end of each reporting period and changes in reserves life expectancy and contestability reserves. We determine fair value based upon our estimate of the discounted cash flow of the anticipated death benefits, incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain (loss) realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain (loss) on investment in life settlement contracts to our segments based on gross written premium by segment.

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Net Expense Ratio. The net expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses less ceding commission revenue to net premiums earned. As we allocate certain acquisition costs and other underwriting expenses based on premium volume to our segments, net loss ratio on a segment basis may be impacted period over period by a shift in each segment's proportionate share of net written premium.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 22.2% and 16.9% for the three months ended March 31, 2013 and 2012, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.5% and 88.5% for the three months ended March 31, 2013 and 2012, respectively.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2012.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Gross written premium	$943,922	$601,687

Net written premium	$532,106	$359,777
Change in unearned premium	(124,112)	(45,753)
Net earned premiums	407,994	314,024
Ceding commission – primarily related party	63,958	46,274
Service and fee income (related parties – $10,507; $6,092)	60,513	40,538
Net investment income	18,095	14,518
Net realized gain (loss) on investments	17,284	(1,148)
Total revenues	567,844	414,206
Loss and loss adjustment expense	272,256	199,929
Acquisition costs and other underwriting expenses	156,820	124,025
Other	52,152	35,639
Total expenses	481,228	359,593
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	86,616	54,613
Other income (expense):
Interest expense	(7,361)	(7,091)
Net (loss) gain on investment in life settlement contracts	(1,076)	90
Foreign currency gain	1,272	421
Total other income (expense)	(7,165)	(6,580)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	79,451	48,033
Provision for income taxes	17,660	11,177
Income before equity in earnings of unconsolidated subsidiaries	61,791	36,856
Equity in earnings of unconsolidated subsidiaries – related party	1,551	2,364
Net income	63,342	39,220
Non-controlling interest	876	(134)
Net income attributable to AmTrust Financial Services, Inc.	$64,218	$39,086

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$—	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	—
Other net realized gain on investments	17,284	(1,148)
Net realized investment gain (loss)	$17,284	$(1,148)

Key measures:
Net loss ratio	66.7%	63.7%
Net expense ratio	22.8%	24.8%
Net combined ratio	89.5%	88.5%

Gross Written Premium. Gross written premium increased $342.2 million, or 56.9%, to $943.9 million from $601.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase of $342.2 million was primarily attributable to growth in our three primary segments. The increase in Small Commercial Business resulted primarily from increases in the number of policies issued as well as the average policy size. The largest increases came from the states of California, Florida, New Jersey and New York. Additionally, we had an increase in our assigned risk premium. The increase in Specialty Program resulted primarily from growth in existing in workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $172.3 million, or 47.9%, to $532.1 million from $359.8 million for the three months ended March 31, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business - $54.8 million, Specialty Risk and Extended Warranty - $43.2 million, Specialty Program – $74.2 million and Personal Lines - $0.1 million. Net written premium increased for the three months ended March 31, 2013 compared to the same period in 2012 due to the increase in gross written premium in 2013 compared to 2012 and was partially offset by lower retention of premiums written on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention rates were 56.4% and 59.8% for the three months ended March 31, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $94.0 million, or 29.9%, to $408.0 million from $314.0 million for the three months ended March 31, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business — $34.3 million, Specialty Risk and Extended Warranty — $5.6 million, Specialty Program — $51.8 million, and Personal Lines — $2.3 million. The increase in net earned premium corresponded to the increase in net written premium, which was partially offset by the increase in the Specialty Risk and Extended Warranty segment because premiums in that segment are earned over an average of 24 months.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business.  The ceding commission earned during the three months ended March 31, 2013 and 2012 was $64.0 million and $46.3 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premium.

Service and Fee Income. Service and fee income increased $20.0 million, or 49.3%, to $60.5 million from $40.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase primarily related to additional fee income from acquisitions, as well as organic growth. We produced additional fee income of approximately $13.6 million during the three months ended March 31, 2013 related to the acquisitions of Car Care in February 2013 and FNC and CNH in the second half of 2012. Additionally, we had higher technology fee income from NGHC of approximately $2.9 million and higher reinsurance brokerage fees from Maiden of approximately $1.5 million.

Net Investment Income. Net investment income increased $3.6 million, or 24.6%, to $18.1 million from $14.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 partially offset by lower yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $17.3 million for the three months ended March 31, 2013, compared to a net realized loss on investments of $1.1 million for the three months ended March 31, 2012. The increase in 2013 resulted from an effort to sell securities with sizable unrealized gain positions in our investment portfolio during the three months ended March 31, 2013.

 Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $72.4 million, or 36.2%, to $272.3 million from $199.9 million for the three months ended March 31, 2013 and 2012, respectively.  Our loss ratio for the three months ended March 31, 2013 and 2012 was 66.7% and 63.7%, respectively.  The increase in the loss ratio in 2013 primarily impacted our Small Commercial Business segment and our Specialty Risk and Extended Warranty segment. The increases resulted from a higher loss ratio in our workers' compensation business in the state of California, higher ultimate loss selections in our European casualty business in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and changes in the proportionate share of business written by segment.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $32.8 million, or 26.4%, to $156.8 million from $124.0 million for the three months ended March 31, 2013 and 2012, respectively.  The expense ratio for the same periods decreased to 22.8% from 24.8%, respectively, and was driven by our three primary segments. The decrease in the expense ratio resulted both from change in business mix and economies of scale. During the three months ended March 31, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business in both the Small Commercial Business and Specialty Program segments, which has lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to leveraging of our existing employee base.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiary. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiary increased $32.0 million, or 58.6%, to $86.6 million from $54.6 million for the three months ended March 31, 2013 and 2012, respectively.  The change in income from 2013 to 2012 resulted primarily from increases in realized gains of $18.4 million, underwriting income of $6.5 million and investment income of $3.6 million.

Interest Expense. Interest expense for the three months ended March 31, 2013 was $7.4 million, compared to $7.1 million for the same period in 2012.  The increase was primarily related to higher interest on repurchase agreements and interest on our promissory notes entered into during the third quarter of 2012.

 Net Gain (Loss) on Investment in Life Settlement Contracts.   We incurred a loss on investment in life settlement contracts of $1.1 million for the three months ended March 31, 2013 compared to a gain of $0.1 million for the three months ended 2012. The decrease in income from life settlement contracts resulted from a lower net increase in fair value of the life settlement contracts, which resulted from the updating of life expectancies of the underlying insureds. This decrease was partially offset by a gain realized upon a mortality event in the three months ended March 31, 2013.

Provision for Income Tax. Income tax expense for the three months ended March 31, 2013 was $17.7 million, which resulted in an effective tax rate of 22.2%. The effective rate was consistent with the prior period as income tax expense for the three months ended March 31, 2012 was $11.2 million, which resulted in an effective tax rate of 23.3%.

Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party decreased by $0.8 million for the three months ended March 31, 2013 to $1.6 million compared to $2.4 million for the three months ended March 31, 2012. The decrease in equity in earnings for the first quarter of 2013 compared to the first quarter of 2012 resulted from NGHC's proportional loss on life settlement contracts for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Gross written premium	$375,849	$232,351

Net written premium	173,740	118,890
Change in unearned premium	(47,140)	(26,562)
Net earned premiums	126,600	92,328
Ceding commission – primarily related party	24,166	17,132
Loss and loss adjustment expense	(84,330)	(59,224)
Acquisition costs and other underwriting expenses	(55,830)	(42,930)
	(140,160)	(102,154)
Underwriting income	$10,606	$7,306

Key measures:
Net loss ratio	66.6%	64.1%
Net expense ratio	25.0%	27.9%
Net combined ratio	91.6%	92.1%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$55,830	$42,930
Less: ceding commission revenue – primarily related party	24,166	17,132
	31,664	25,798
Net earned premium	$126,600	$92,328
Net expense ratio	25.0%	27.9%

Gross Written Premium.  Gross written premium increased $143.4 million, or 61.8%, to $375.8 million from $232.4 million for the three months ended March 31, 2013 and 2012, respectively. The increase related primarily from the number of policies issued as well as the average policy size. The majority of the increase, $103 million, came from the states of California, Florida, New Jersey and New York. Additionally, we had an increase in our assigned risk premium of $17 million.

Net Written Premium.  Net written premium increased $54.8 million, or 46.1%, to $173.7 million from $118.9 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net premium resulted from an increase in gross written premium for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by an increase in our assigned risk business in 2013, for which we cede 100 percent of our gross written business.

Net Earned Premium.  Net earned premium increased $34.3 million, or 37.2%, to $126.6 million from $92.3 million for the three months ended March 31, 2013 and 2012, respectively. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the twelve months ended March 31, 2013 compared to the twelve months ended March 31, 2012.

Ceding Commission.  The ceding commission earned during the three months ended March 31, 2013 and 2012 was $24.2 million and $17.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for their proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $25.1 million, or 42.4%, to $84.3 million from $59.2 million for the three months ended March 31, 2013 and 2012, respectively. Our loss ratio for the segment for the three months ended March 31, 2013 increased to 66.6% from 64.1% for the three months ended March 31, 2012. The increase in the loss ratio in the three months ended March 31, 2013 resulted primarily from having a higher percentage of earned premium in 2013 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $12.9 million, or 30.0%, to $55.8 million from $42.9 million for the three months ended March 31, 2013 and 2012, respectively. The expense ratio decreased to 25.0% for the three months ended March 31, 2013 from 27.9% for the three months ended March 31, 2012. The decrease in the expense ratio resulted both from a change in our business mix and economies of scale. During the three months ended March 31, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business, which has lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to the leveraging of our existing employee base.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $3.3 million, or 45.2%, to $10.6 million from $7.3 million for the three months ended March 31, 2013 and 2012, respectively. This increase resulted primarily from a lower expense ratio in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by higher loss and loss adjustment expenses in the first quarter of 2013 compared to the first quarter of 2012.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Gross written premium	$328,329	$234,089

Net written premium	184,442	141,161
Change in unearned premium	(43,288)	(5,588)
Net earned premiums	141,154	135,573
Ceding commission – primarily related party	18,008	17,194
Loss and loss adjustment expense	(92,971)	(83,443)
Acquisition costs and other underwriting expenses	(41,903)	(43,085)
	(134,874)	(126,528)
Underwriting income	$24,288	$26,239

Key measures:
Net loss ratio	65.9%	61.5%
Net expense ratio	16.9%	19.1%
Net combined ratio	82.8%	80.6%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$41,903	$43,085
Less: ceding commission revenue – primarily related party	18,008	17,194
	23,895	25,891
Net earned premium	$141,154	$135,573
Net expense ratio	16.9%	19.1%

Gross Written Premium. Gross written premium increased $94.2 million, or 40.2%, to $328.3 million from $234.1 million for the three months ended March 31, 2013 and 2012, respectively. The segment experienced growth both in Europe and the United

States. The growth in Europe was driven by an increase in the underwriting of legal expense policies, while the growth in the United States resulted from the underwriting of new programs, including programs related to our acquisition of CNH in 2012.

Net Written Premium. Net written premium increased $43.2 million, or 30.6%, to $184.4 million from $141.2 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net written premium resulted from an increase of gross written premium for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 56.2% and 60.3% for the three months ended March 31, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $5.6 million, or 4.1%, to $141.2 million from $135.6 million for the three months ended March 31, 2013 and 2012, respectively.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the three months ended March 31, 2013.

Ceding Commission.  The ceding commission earned during the three months ended March 31, 2013 and 2012 was $18.0 million and $17.2 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $9.6 million, or 11.5%, to $93.0 million from $83.4 million for the three months ended March 31, 2013 and 2012, respectively. Our loss ratio for the segment for the three months ended March 31, 2013 increased to 65.9% from 61.5% for the three months ended March 31, 2012.  The increase in the loss ratio for the three months ended March 31, 2013 resulted primarily from our assignment of a higher ultimate loss selection for our European casualty business in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses decreased $1.2 million, or 2.8%, to $41.9 million from $43.1 million for the three months ended March 31, 2013 and 2012, respectively. The expense ratio decreased to 16.9% for the three months ended March 31, 2013 from 19.1% for the three months ended March 31, 2012. The decrease in the expense ratio resulted from economies of scale as salary expense increased at a slower rate than earned premium due to the leveraging of our existing employee base.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio decreased $1.9 million, or 7.2%, to $24.3 million from $26.2 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was attributable primarily to an increase in the segment’s loss ratio during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by an decrease in the segment's expense ratio.

Specialty Program Segment Results of Operations for Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Gross written premium	$209,092	$104,638

Net written premium	143,272	69,117
Change in unearned premium	(31,794)	(9,456)
Net earned premium	111,478	59,661
Ceding commission – primarily related party	21,784	11,948
Loss and loss adjustment expense	(75,554)	(40,194)
Acquisition costs and other underwriting expenses	(50,327)	(29,939)
	(125,881)	(70,133)
Underwriting income	$7,381	$1,476

Key measures:
Net loss ratio	67.8%	67.4%
Net expense ratio	25.6%	30.2%
Net combined ratio	93.4%	97.5%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$50,327	$29,939
Less: ceding commission revenue – primarily related party	21,784	11,948
	28,543	17,991
Net earned premium	$111,478	$59,661
Net expense ratio	25.6%	30.2%

Gross Written Premium.  Gross premium increased $104.5 million, or 99.9%, to $209.1 million from $104.6 million for the three months ended March 31, 2013 and 2012, respectively. The segment benefited from growth in new programs and existing programs. A majority of the increase, or 55%, in gross written premium related to incremental growth of existing programs including both workers' compensation programs and commercial package policy programs. Additionally, the segment benefited from new programs, particularly in workers' compensation programs, which accounted for 32% of the total increase in gross written premium during the first quarter of 2013.

Net Written Premium.  Net written premium increased $74.2 million, or 107.4%, to $143.3 million from $69.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net written premium resulted from an increase in gross written premium for the three months ended March 31, 2013 compared to for the three months ended March 31, 2012 as well as a reduction in the percentage of gross written premium ceded to reinsurers with respect to programs that are not covered by the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $51.8 million, or 86.8%, to $111.5 million from $59.7 million for the three months ended March 31, 2013 and 2012, respectively. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2013 compared to 2012.

Ceding Commission.   The ceding commission earned during the three months ended March 31, 2013 and 2012 was $21.8 million and $11.9 million, respectively. The ceding commission increased period over period as result of an increase in net earned premium, as the segment received its allocation of ceding commission for their proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $35.4 million, or 88.1%, to $75.6 million for the three months ended March 31, 2013, compared to $40.2 million for the three months ended March 31, 2012. Our loss ratio for the segment for the three months ended March 31, 2013 increased to 67.8% from 67.4% for the three months ended March 31, 2012. The increase in the loss ratio in the three months ended March 31, 2013 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $20.4 million, or 68.2%, to $50.3 million from $29.9 million for the three months ended March 31, 2013 and 2012, respectively. The expense ratio decreased to 25.6% for the three months ended March 31, 2013 from 30.2% for the three months ended March 31, 2012. The decrease in the expense ratio resulted both from a change in business mix and economies of scale. During the three months ended March 31, 2013, a higher percentage of gross written premium was attributable to workers' compensation business, which has lower policy acquisition expenses than other types of business written in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $5.9 million, or 393.3%%, to $7.4 million from $1.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase of $5.9 million resulted primarily from an increase in the earned premium in 2013 compared to 2012 as well as a lower expense ratio.

Personal Lines Reinsurance Segment Results of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Gross written premium	$30,652	$30,609

Net written premium	30,652	30,609
Change in unearned premium	(1,890)	(4,147)
Net earned premium	28,762	26,462
Loss and loss adjustment expense	(19,401)	(17,068)
Acquisition costs and other underwriting expenses	(8,760)	(8,071)
	(28,161)	(25,139)
Underwriting income	$601	$1,323

Key measures:
Net loss ratio	67.5%	64.5%
Net expense ratio	30.5%	30.5%
Net combined ratio	97.9%	95.0%

We assumed $30.7 million and $30.6 million of premium from the insurance companies of GMAC Insurance Holdings, Inc. (the "GMACI Insurers") for the three months ended March 31, 2013 and 2012, respectively. As the GMACI premium in the three months ended March 31, 2013 compared to March 31, 2012 was essentially unchanged, the change in our assumed premium was proportionate. Net earned premium increased 8.7% in the first quarter of 2013 compared to the first quarter of 2012 due to the earning cycle of assumed written premium in 2012. Loss and loss adjustment expense increased 13.5% for the three months ended March 31, 2013 compared to the same period in 2012 and increased proportionally with net earned premium. The net expense ratio in the first quarter of 2013 was flat compared to first quarter of 2012.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $197.9 million and $172.7 million in the three months ended March 31, 2013 and 2012, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for payment of claims and operating expenses, payment of interest and principal on debt facilities and other holding company expenses for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2013	2012
Cash and cash equivalents provided by (used in):
Operating activities	$198,267	$88,434
Investing activities	(59,286)	(256,372)
Financing activities	(96,762)	36,024

Net cash provided by operating activities for the three months ended March 31, 2013 increased compared to cash provided by operating activities in the three months ended March 31, 2012. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2013 compared to 2012.

Net cash used in investing activities was approximately $59 million during the three months ended March 31, 2013. Net cash used in investing activities was $256 million for the three months ended March 31, 2012. In the three months ended March 31, 2013, net cash used in investing activities primarily included an increase of restricted cash of approximately $37 million, approximately $5 million for the net purchase of fixed maturity and equity securities, approximately $9 million for the acquisition of and premium payments for life settlement contracts, and approximately $8 million for capital expenditures. In the three months ended March 31, 2012, net cash used in investing activities primarily included approximately $8 million for life settlement contracts, approximately $205 million for the purchase of fixed maturity and equity securities and an increase in restricted cash of $36 million.

Net cash used in financing activities was approximately $97 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of approximately $36 million during the three months ended March 31, 2012. During the three months ended March 31, 2013, cash used in financing activities primarily included the payment of approximately $100 million to settle repurchase agreements partially offset by the contribution of approximately $2 million from non-controlling interest to our subsidiaries. Additionally, in the three months ended March 31, 2013, no cash dividends were paid. During the three months ended March 31, 2012, cash provided by financing activities primarily included debt proceeds of approximately $25 million, minority interest capital contributions to one of our subsidiaries of approximately $5 million and borrowings from securities sold under agreements to repurchase of $9 million, partially offset by cash dividends of approximately $6 million.

Other Material Changes in Financial Position

(Amounts in thousands)	March 31, 2013	December 31, 2012
Assets:
Fixed maturities, available for sale	$2,227,384	$2,065,226
Prepaid reinsurance premium	869,327	754,844
Liabilities:
Loss and loss expense reserve	$2,577,026	$2,426,400
Unearned premium	2,147,986	1,773,593
Accrued expenses and other current liabilities	572,761	406,447

The increase in fixed maturities, available for sale and accrued expenses and other current liabilities from December 31, 2012 to March 31, 2013 related to certain assets and liabilities assumed from the acquisition of CCPH. The increase in prepaid reinsurance premium between periods related to higher cessions of premium during the first quarter of 2013. The increase in loss and loss expense reserve and unearned premium related to a significant increase in gross written premium during the three months ended March 31, 2013 compared to prior quarterly periods and liabilities assumed from the acquisition from the acquisition of CCPH.

Revolving Credit Agreement

We have a $200 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility, which matures in 2016, is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million. Fees associated with the Credit Agreement were approximately $1.0 million. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We are in compliance with all covenant as of March 31, 2013.

As of March 31, 2013, we had no outstanding borrowings under this Credit Agreement. We had outstanding letters of credit in place under this Credit Agreement at March 31, 2013 for $95.8 million, which reduced the availability for letters of credit to $4.2 million as of March 31, 2013, and the availability under the facility to $104.2 million as of March 31, 2013.

Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on our credit facility as of March 31, 2013 was 2.50%. We recorded total interest expense of approximately $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively, under our current and former Credit Agreement.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at March 31, 2013), a letter of credit fronting fee with respect to each letter of credit of 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio and was 0.25% at March 31, 2013).

Convertible Senior Notes

In December 2011, we issued $175 million aggregate principal amount of our 5.5% convertible senior notes due 2021 (the “Notes”) to certain initial purchasers in a private placement. In January 2012, we issued an additional $25 million of the Notes to cover the initial purchasers’ overallotment option. The Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2012.

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at March 31, 2013 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders of the Notes will have the right to require us to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3.6 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

Secured Loan Agreement

During 2011, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.1 million for both the three months ended March 31, 2013 and 2012 related to this agreement. The loan is secured by an aircraft that our subsidiaries acquired in February 2011.

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

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities, which we invest or hold in short term or fixed income securities. As of March 31, 2013, there were $135.2 million principal amount outstanding at interest rates between 0.45% and 0.53%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2013 was $0.3 million, of which $0.0 million was accrued as of March 31, 2013. We have approximately $144.3 million of collateral pledged in support of these agreements. Under reverse repurchase agreements, we lend cash or securities for a short term. During 2102, we entered into a collateralized lending transaction with a principal amount of $56.1 million that is included in cash and cash equivalents as of March 31, 2013. We retain collateral of $56.3 million related to this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of March 31, 2013 and December 31, 2012.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of our obligations to our U.S. subsidiaries.  The amount of this collateral as of March 31, 2013 was approximately $874.7 million.  Maiden retains ownership of the collateral in the trust account.

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank during the 2011. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million and was utilized for $49.6 million as of March 31, 2013. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

We, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $50.1 million as of March 31, 2013.

Reinsurance

 Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. We have not experienced any significant changes to our reinsurance programs since December 31, 2012. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Insurance Company Ltd. (‘‘Maiden Insurance’’), see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2012.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts, other investments and equity investments, increased $256 million, or 9.9%, to $2.8 billion for the three months ended March 31, 2013 from $2.6 billion as of December 31, 2012. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the three months ended March 31, 2013 related, primarily, to the acquisition of Car Care. Our fixed maturity securities, gross, had a fair value of $2.2 billion and an amortized cost of $2.1 billion as of March 31, 2013. Our equity securities are reported at fair value and totaled $21.6 million with a cost of $19.3 million as of March 31, 2013. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	March 31, 2013		December 31, 2012
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$566,411	19.9%	$493,132	19.0%
Time and short-term deposits	30,027	1.1	10,282	0.4
U.S. treasury securities	35,986	1.3	66,192	2.6
U.S. government agencies	13,164	0.5	40,301	1.6
Municipals	337,210	11.8	299,442	11.6
Foreign government	197,796	7.0	—	—
Commercial mortgage back securities	9,841	0.3	10,200	0.4
Residential mortgage backed securities:
Agency backed	320,848	11.2	292,614	11.3
Non-agency backed	7,051	0.2	7,063	0.2
Corporate bonds	1,305,488	45.9	1,349,414	52.1
Preferred stocks	1,543	0.1	5,184	0.2
Common stocks	20,012	0.7	15,281	0.6
	$2,845,377	100.0%	$2,589,105	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2013 and December 31, 2012, as rated by Standard and Poor’s.

	March 31, 2013	December 31, 2012
U.S. Treasury	1.8%	1.9%
AAA	14.4	13.8
AA	32.7	31.2
A	22.7	24.4
BBB, BBB+, BBB-	26.6	27.1
BB, BB+, BB-	1.8	1.6
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	2.16	2.2	2.18	2.4
U.S. government agencies	4.88	1.2	4.14	3.1
Foreign government	2.94	2.5	3.37	5.6
Corporate bonds	3.69	5.2	3.95	5.1
Municipals	4.19	7.2	4.30	6.2
Mortgage and asset backed	3.36	2.5	3.41	2.2

As of March 31, 2013, the weighted average duration of our fixed income securities was 4.8 years and had a yield of 3.62%.

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

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During the three months ended March 31, 2013 and 2012, we had no impairment charge of our fixed and equity securities.

During the three months ended March 31, 2013, we had $9.0 million of gross unrealized losses, of which $0.5 million related to marketable equity securities and $8.5 million related to fixed maturity securities as of March 31, 2013. Corporate bonds represent 59% of the fair value of our fixed maturities and 63% of the total unrealized losses of our fixed maturities. We own 554 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 21%, 36% and 2%, respectively, and 14%, 47% and 2% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $0.5 million as of March 31, 2013 is not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks that have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance brokers, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.  See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Reinsurance.”

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

Interest Rate Risk. We had fixed maturity securities (excluding $30.0 million of time and short-term deposits) with a fair value of $2.23 billion and carrying value of $2.13 billion as of March 31, 2013 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2013 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of March 31, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$1,998,324	$(229,060)	(12.7)%
100 basis point increase	2,108,375	(119,009)	(6.6)%
No change	2,227,384	—	—
100 basis point decrease	2,338,559	111,175	6.2%
200 basis point decrease	2,463,456	236,072	13.1%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $470.4 million of debt instruments of which $302.4 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. ("MIC"). While the functional currencies of AIU, AEL and MIC are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $23.2 million after tax realized currency loss based on our outstanding foreign denominated reserves of $714.8 million at March 31, 2013.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2013, the equity securities in our investment portfolio had a fair value of $21.6 million, representing approximately less than 1% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$22,633	$1,078	0.1%
No change	21,555	—
5 % decrease	20,477	(1,078)	(0.1)%

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

Item 1A.  Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we purchased 30,411 shares of our common stock from employees in connection with the vesting of restricted stock issued to certain employees in connection with our 2010 Omnibus Incentive Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares. In addition, in November 2007, our board of directors authorized us to repurchase up to 3,000,000 shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this authority during the three months ended March 31, 2013.

The following table summarizes the Company’s stock repurchases for the three-month period ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
January 1 - 31, 2013	—	$—	—	2,223,713
February 1 - 28, 2013	29,357	33.03	—	2,223,713
March 1 - 31, 2013	1,054	35.09	—	2,223,713
Total	30,411	$33.10	—	2,223,713

(1)	Includes 30,411 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1
Endorsement No. 2 to the Amended and Restated Quota Share Reinsurance Agreement, dated March 7, 2013, between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed March 11, 2013).

10.2
Second Amendment to Employment Agreement, dated March 22, 2013, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed March 25, 2013).

10.3
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed March 25, 2013).

10.4
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed March 25, 2013.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2013.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2013.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2013.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2013.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith).

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

AmTrust Financial Services, Inc.
(Registrant)

Date:	May 9, 2013	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer