Form 10-Q
period 2013-06-30
Amtrust Financial Services, Inc.
filed 2013-08-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-33143

AmTrust Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3106389
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

59 Maiden Lane, 43rd Floor, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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
Yes      ☐ No      ☒

As of August 2, 2013, the Registrant had one class of Common Stock ($.01 par value), of which 67,673,906 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (In Thousands, Except Par Value)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $2,731,738; $1,947,644)	$2,730,830	$2,065,226
Equity securities, available-for-sale, at market value (cost $24,815; $20,943)	25,895	20,465
Short-term investments	15,209	10,282
Equity investment in unconsolidated subsidiaries – related party	87,659	96,153
Other investments	24,779	11,144
Total investments	2,884,372	2,203,270
Cash and cash equivalents	449,634	414,370
Restricted cash and cash equivalents	163,868	78,762
Accrued interest and dividends	21,185	18,536
Premiums receivable, net	1,444,848	1,251,262
Reinsurance recoverable (related party $942,360; $789,519)	1,560,286	1,318,395
Prepaid reinsurance premium (related party $657,615; $547,128)	928,613	754,844
Prepaid expenses and other assets (recorded at fair value $208,694; $193,927)	517,052	421,163
Federal income tax receivable	3,414	16,609
Deferred policy acquisition costs	410,522	349,126
Property and equipment, net	92,531	75,933
Goodwill	246,719	229,780
Intangible assets	357,294	285,187
	$9,080,338	$7,417,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$3,065,792	$2,426,400
Unearned premiums	2,385,190	1,773,593
Ceded reinsurance premiums payable (related party $409,990; $333,962)	524,000	528,322
Reinsurance payable on paid losses	17,207	13,410
Funds held under reinsurance treaties	32,717	33,946
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	—	56,711
Securities sold under agreements to repurchase, at contract value	205,161	234,911
Accrued expenses and other current liabilities (recorded at fair value $12,513; $11,750)	758,061	406,447
Deferred income taxes	188,483	225,484
Debt	309,150	301,973
Total liabilities	7,653,736	6,169,172
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 91,335 and 91,216 issued in 2013 and 2012, respectively; 67,618 and 67,192 outstanding in 2013 and 2012, respectively	912	912
Preferred stock, $.01 par value; 10,000 shares authorized, 4,600 and 0 issued and outstanding in 2013 and 2012, respectively	115,000	—
Additional paid-in capital	760,474	761,105
Treasury stock at cost; 23,716 and 24,024 shares in 2013 and 2012, respectively	(289,305)	(293,791)
Accumulated other comprehensive (loss) income	(26,620)	64,231
Retained earnings	756,916	611,664
Total AmTrust Financial Services, Inc. equity	1,317,377	1,144,121
Non-controlling interest	108,625	103,344
Total stockholders’ equity	1,426,002	1,247,465
	$9,080,338	$7,417,237
See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Premium income:
Net written premium	$639,997	$391,589	$1,172,103	$751,366
Change in unearned premium	(103,458)	(57,595)	(227,570)	(103,348)
Net earned premium	536,539	333,994	944,533	648,018
Ceding commission – primarily related party	67,157	44,550	131,115	90,824
Service and fee income (related parties – three months $14,414; $6,932 and six months $24,921; $13,024)	88,102	33,011	148,615	73,549
Net investment income	22,634	16,344	40,729	30,862
Net realized gain (loss) on investments	2,067	2,703	19,351	1,555
Total revenues	716,499	430,602	1,284,343	844,808
Expenses:
Loss and loss adjustment expense	364,110	211,787	636,366	411,716
Acquisition costs and other underwriting expenses	192,559	129,713	349,379	253,738
Other	80,985	32,320	133,137	67,959
Total expenses	637,654	373,820	1,118,882	733,413
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	78,845	56,782	165,461	111,395
Other income (expense):
Interest expense	(7,608)	(6,994)	(14,969)	(14,085)
Gain on investment in life settlement contracts net of profit commission	1,080	1,961	4	2,051
Foreign currency gain (loss)	783	(2,455)	2,055	(2,034)
Acquisition gain on purchase	31,956	—	58,023	—
Total other income (expense)	26,211	(7,488)	45,113	(14,068)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	105,056	49,294	210,574	97,327
Provision for income taxes	31,993	11,742	55,910	22,919
Income before equity in earnings of unconsolidated subsidiaries	73,063	37,552	154,664	74,408
Equity in earnings of unconsolidated subsidiary – related party	7,059	3,088	8,610	5,452
Net income	80,122	40,640	163,274	79,860
Net (income) loss attributable to non-controlling interest of subsidiaries	—	(282)	877	(416)
Net income attributable to AmTrust Financial Services, Inc.	$80,122	$40,358	$164,151	$79,444
Earnings per common share:
Basic earnings per share	$1.19	$0.60	$2.44	$1.20
Diluted earnings per share	$1.14	$0.59	$2.34	$1.16
Dividends declared per common share	$0.14	$0.10	$0.28	$0.19
Net realized gain on investments:
Total other-than-temporary impairment loss	$—	$(1,208)	$—	$(1,208)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	(1,208)	—	(1,208)
Other net realized gain (loss) on investments	2,067	3,911	19,351	2,763
Net realized investment gain	$2,067	$2,703	$19,351	$1,555

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$80,122	$40,640	$163,274	$79,860
Other comprehensive income, net of tax:
Foreign currency translation adjustments	166	(7,057)	(15,565)	(2,860)
Change in fair value of interest rate swap	716	(570)	936	(627)
Unrealized gains on securities:
Unrealized holding (loss) gain arising during period	(64,197)	2,358	(79,483)	33,117
Reclassification adjustment for (losses) gains included in net income	(275)	(2,232)	3,261	(4,676)
Other comprehensive (loss) income, net of tax	$(63,590)	$(7,501)	$(90,851)	$24,954
Comprehensive income	16,532	33,139	72,423	104,814
Less: Comprehensive income (loss) attributable to non-controlling interest	—	282	(877)	416
Comprehensive income attributable to AmTrust Financial Services, Inc.	$16,532	$32,857	$73,300	$104,398

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$163,274	$79,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,294	17,419
Equity earnings on investment in unconsolidated subsidiaries	(8,610)	(5,452)
Gain on investment in life settlement contracts, net	(4)	(2,051)
Realized gain on marketable securities	(19,351)	(2,763)
Non-cash write-down of marketable securities	—	1,208
Discount on notes payable	1,454	1,515
Stock based compensation	4,781	2,746
Bad debt expense	9,754	2,479
Foreign currency (gain) loss	(2,055)	2,034
Acquisition gain	(58,023)	—
Dividend received from equity investment	12,203	—
Changes in assets - (increase) decrease:
Premiums and note receivables	(121,384)	(41,556)
Reinsurance recoverable	(180,905)	(36,866)
Deferred policy acquisition costs, net	(61,396)	(54,707)
Prepaid reinsurance premiums	(173,769)	(70,009)
Prepaid expenses and other assets	(11,982)	(8,147)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	(7,752)	(13,043)
Loss and loss expense reserve	372,019	187,280
Unearned premiums	392,570	171,004
Funds held under reinsurance treaties	(1,229)	(10,062)
Accrued expenses and other current liabilities	207,122	4,122
Deferred tax liability	(49,408)	(510)
Net cash provided by operating activities	496,603	224,501
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	(363,514)	(296,352)
Net (purchases) sales of equity securities	21,904	12,199
Net (purchases) sales of other investments	(3,289)	(332)
Acquisition of and capitalized premiums for life settlement contracts	(18,546)	(23,719)
Receipt of life settlement contract proceeds	6,047	10,074
Acquisition of subsidiaries, net of cash obtained	(72,867)	(3,822)
Increase in restricted cash and cash equivalents	(85,106)	(22,229)
Purchase of property and equipment	(23,355)	(14,701)
Net cash used in investing activities	(538,726)	(338,882)
Cash flows from financing activities:
Preferred share issuance, net of fees	111,130	—
Common share issuance	472	—
Repurchase agreements, net	(29,750)	40,201
Convertible senior notes proceeds	—	25,000
Secured loan agreements payments	(777)	(482)

Promissory notes payments	—	(2,500)
Financing fees	—	(750)
Capital contribution to subsidiaries	6,158	9,831
Stock option exercise and other	2,472	4,102
Dividends distributed on common stock	(9,463)	(10,824)
Net cash provided by financing activities	80,242	64,578
Effect of exchange rate changes on cash	(2,855)	716
Net increase (decrease) in cash and cash equivalents	35,264	(49,087)
Cash and cash equivalents, beginning of the period	414,370	406,847
Cash and cash equivalents, end of the period	$449,634	$357,760
Supplemental Cash Flow Information
Income tax payments	$4,836	$7,769
Interest payments on debt	10,602	10,706

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

In June 2013, the Financial Accounting Standards Board ("FASB") issued Exposure Draft Insurance Contracts Topic 834. The exposure draft would impact all entities that write insurance contracts. If adopted, the guidance would supersede the requirements in ASC Topic 944, Financial Services - Insurance which currently apply to insurance entities. The guidance in the exposure draft would require a property and casualty insurer to measure its insurance contracts under the premium allocation approach, which would require an entity to record revenue over the coverage period on the basis of the expected timing of incurred claims. Comments on the exposure draft are due on October 25, 2013. If adopted, entities would be required to adopt this standard retrospectively. The Company is currently studying this exposure draft and the impact on the Company's results of operations, financial position or liquidity.

In March 2013, the FASB issued Accounting Standards Update ("ASU") 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The standard is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

(a) Available-for-Sale Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of June 30, 2013 and December 31, 2012, are presented in the table below:

(Amounts in Thousands) As of June 30, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$3,303	$90	$(118)	$3,275
Common stock	21,512	1,670	(562)	22,620
U.S. treasury securities	91,578	2,211	(106)	93,683
U.S. government agencies	8,594	206	(19)	8,781
Municipal bonds	447,303	7,188	(15,272)	439,219
Foreign government	75,486	548	(1,680)	74,354
Corporate bonds:
Finance	916,406	34,182	(15,199)	935,389
Industrial	570,658	12,429	(26,071)	557,016
Utilities	71,213	1,279	(1,738)	70,754
Commercial mortgage backed securities	24,836	28	(296)	24,568
Residential mortgage backed securities:
Agency backed	511,293	10,114	(8,506)	512,901
Non-agency backed	7,422	—	(194)	7,228
Asset-backed securities	6,949	—	(12)	6,937
	$2,756,553	$69,945	$(69,773)	$2,756,725

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2013, the Company's foreign government securities were issued or guaranteed primarily by France, the European Investment Bank, Israel and the United Kingdom.

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

A summary of the Company’s available-for-sale fixed securities as of June 30, 2013 and December 31, 2012, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$77,110	$77,711	$20,786	$21,945
Due after one through five years	449,566	455,158	400,865	414,016
Due after five through ten years	1,310,304	1,310,966	966,158	1,044,510
Due after ten years	344,258	335,361	265,049	274,878
Mortgage and asset backed securities	550,500	551,634	294,786	309,877
Total fixed maturities	$2,731,738	$2,730,830	$1,947,644	$2,065,226

Proceeds from the sale of investments in available-for-sale securities during the six months ended June 30, 2013 and 2012 were approximately $1,198,185 and $380,614, respectively.

(b) Investment Income

Net investment income for the three months ended June 30, 2013 and 2012 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Fixed maturity securities	$18,316	$16,059	$35,588	$29,723
Equity securities	3,887	100	4,289	498
Cash and short term investments	704	385	1,748	976
	22,907	16,544	41,625	31,197
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	(273)	(200)	(896)	(335)
	$22,634	$16,344	$40,729	$30,862

(c) Other-Than-Temporary Impairment

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of June 30, 2013 and December 31, 2012:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) June 30, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$9,712	$(680)	101	$—	$—	—	$9,712	$(680)
U.S. treasury securities	8,261	(106)	23	—	—	—	8,261	(106)
U.S. government agencies	4,143	(19)	9	—	—	—	4,143	(19)
Municipal bonds	271,039	(15,229)	322	2,013	(43)	1	273,052	(15,272)
Foreign government	63,677	(1,675)	10	994	(5)	1	64,671	(1,680)
Corporate bonds:
Finance	418,558	(13,805)	288	56,957	(1,394)	8	475,515	(15,199)
Industrial	475,247	(26,071)	300	—	—	—	475,247	(26,071)
Utilities	48,414	(1,738)	34	—	—	—	48,414	(1,738)
Commercial mortgage backed securities	9,999	(296)	14	—	—	—	9,999	(296)
Residential mortgage backed securities:
Agency backed	279,975	(8,506)	143	—	—	—	279,975	(8,506)
Non-agency backed	340	(5)	7	6,887	(189)	2	7,227	(194)
Asset-backed securities	6,937	(12)	13	—	—	—	6,937	(12)
Total temporarily impaired securities	$1,596,302	$(68,142)	1,264	$66,851	$(1,631)	12	$1,663,153	$(69,773)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2012	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$7,643	$(1,138)	25	$1,978	$(48)	1	$9,621	$(1,186)
U.S. treasury securities	997	(4)	1	—	—	—	997	(4)
Municipal bonds	63,577	(752)	19	—	—	—	63,577	(752)
Corporate bonds:
Finance	52,398	(899)	20	95,992	(3,704)	13	148,390	(4,603)
Industrial	82,066	(881)	28	9,105	(213)	4	91,171	(1,094)
Utilities	5,860	(5)	3	—	—	—	5,860	(5)
Residential mortgage backed securities:
Agency backed	24,554	(654)	2	—	—	—	24,554	(654)
Non-agency backed	—	—	—	7,062	(763)	2	7,062	(763)
Total temporarily impaired securities	$237,095	$(4,333)	98	$114,137	$(4,728)	20	$351,232	$(9,061)

There are 1,276 and 118 securities at June 30, 2013 and December 31, 2012, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of June 30, 2013 and December 31, 2012, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $3,195 and $4,636, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of June 30, 2013:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of our restricted assets as of June 30, 2013 and December 31, 2012 are as follows:

(Amounts in Thousands)	2013	2012
Restricted cash	$163,868	$78,762
Restricted investments	329,634	251,082
Total restricted cash and investments	$493,502	$329,844

(f) Other

The Company entered into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of June 30, 2013, the Company had sixteen repurchase agreements with a market value of $205,161 principal amount outstanding at interest rates between .00% and .53%. The sixteen agreements are with one counter-party. Interest expense associated with these repurchase agreements for the three months ended June 30, 2013 and 2012 was $214 and $200, respectively, of which $0 was accrued as of June 30, 2013. The Company has approximately $266,399 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income. Additionally, during the three months ended June 30, 2013, the Company closed its reverse repurchase agreement and did not incur any gain or loss as a result of this agreement.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2013 and December 31, 2012:

(Amounts in Thousands) As of June 30, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$93,683	$93,683	$—	$—
U.S. government agencies	8,781	—	8,781	—
Municipal bonds	439,219	—	439,219	—
Foreign government	74,354	—	74,354	—
Corporate bonds and other bonds:
Finance	935,389	—	935,389	—
Industrial	557,016	—	557,016	—
Utilities	70,754	—	70,754	—
Commercial mortgage backed securities	24,568	—	24,568	—
Residential mortgage backed securities:
Agency backed	512,901	—	512,901	—
Non-agency backed	7,228	—	7,228	—
Asset-backed securities	6,937	—	6,937	—
Equity securities	25,895	25,895	—	—
Short term investments	15,209	15,209	—	—
Other investments	24,779	—	—	24,779
Life settlement contracts	208,694	—	—	208,694
	$3,005,407	$134,787	$2,637,147	$233,473
Liabilities:
Securities sold under agreements to repurchase, at carrying value	205,161	—	205,161	—
Life settlement contract profit commission	12,513	—	—	12,513
Derivatives	3,195	—	3,195	—
	$220,869	$—	$208,356	$12,513

(Amounts in Thousands) As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$66,192	$66,192	$—	$—
U.S. government agencies	40,301	—	40,301	—
Municipal bonds	299,442	—	299,442	—
Corporate bonds and other bonds:
Finance	893,688	—	893,688	—
Industrial	407,800	—	407,800	—
Utilities	47,926	—	47,926	—
Commercial mortgage backed securities	10,200	—	10,200	—
Residential mortgage backed securities:
Agency backed	292,614	—	292,614	—
Non-agency backed	7,063	—	7,063	—
Equity securities	20,465	20,465	—	—
Short term investments	10,282	10,282	—	—
Other investments	11,144	—	—	11,144
Life settlement contracts	193,927	—	—	193,927
	$2,301,044	$96,939	$1,999,034	$205,071
Liabilities:
Equity securities sold but not yet purchased, market	$11	$11	$—	$—
Fixed maturity securities sold but not yet purchased, market	56,700	56,700	—	—
Securities sold under agreements to repurchase, at carrying value	234,911	—	234,911	—
Life settlement contract profit commission	11,750	—	—	11,750
Derivatives	4,636	—	4,636	—
	$308,008	$56,711	$239,547	$11,750

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2013 and 2012:

(Amounts in Thousands)	Balance as of March 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2013
Other investments	$16,052	$(17)	$—	$9,770	$(1,026)	$—	$24,779
Life settlement contracts	199,824	10,889	—	—	(2,019)	—	208,694
Life settlement contract profit commission	(12,237)	(276)	—	—	—	—	(12,513)
Total	$203,639	$10,596	$—	$9,770	$(3,045)	$—	$220,960

(Amounts in Thousands)	Balance as of December 31, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2013
Other investments	$11,144	$677	$—	$14,881	$(1,923)	$—	$24,779
Life settlement contracts	193,927	20,815	—	—	(6,048)	—	208,694
Life settlement contract profit commission	(11,750)	(763)	—	—	—	—	(12,513)
Total	$193,321	$20,729	$—	$14,881	$(7,971)	$—	$220,960

(Amounts in Thousands)	Balance as of March 31, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2012
Other investments	$14,865	$(403)	$—	$677	$(36)	$—	$15,103
Life settlement contracts	142,575	7,456	—	11,135	(10,074)	—	151,092
Life settlement contract profit commission	(12,050)	585	—	—	—	—	(11,465)
Derivatives	(3,595)	—	(877)	—	—	—	(4,472)
Total	$141,795	$7,638	$(877)	$11,812	$(10,110)	$—	$150,258

(Amounts in Thousands)	Balance as of December 31, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2012
Other investments	$14,588	$(4,352)	$4,535	$747	$(415)	$—	$15,103
Life settlement contracts	131,387	15,416	—	14,363	(10,074)	—	151,092
Life settlement contract profit commission	(12,022)	557	—	—	—	—	(11,465)
Derivatives	(3,508)	—	(964)	—	—	—	(4,472)
Total	$130,445	$11,621	$3,571	$15,110	$(10,489)	$—	$150,258

 The Company had no transfers between levels during the three and six months ended June 30, 2013 and 2012.

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

—
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 15.4% in National General Holding Corp., which completed a 144A offering during the three months ended June 30, 2013. The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence. The fair value of the equity investment was approximately $129,900 as of June 30, 2013. The Company includes the estimate in the amount disclosed in Level 2 hierarchy.

—
Subordinated Debentures and Debt: The current fair value of the Company's convertible senior notes and subordinated debentures was $279,800 and $69,816 as of June 30, 2013, respectively. These financial liabilities are classified as Level 3 in the financial hierarchy. The fair value of the convertible senior notes was determined using a binomial lattice model. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model.

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

The fair value of life settlement contracts as well as life settlement profit commission is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments, financial standing of the issuer, and changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and industry life expectancy reports. The fair value of a life insurance policy is estimated by applying an investment discount rate based on the cost of funding the Company's life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the Company has determined to be 7.5%, to the expected cash flow generated by the policies in the Company's life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. The Company adjusts the standard mortality for each insured for the insured's life expectancy based on reviews of the insured's medical records. The Company establishes policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the Company, and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow. The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2013 and December 31, 2012 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	June 30, 2013	December 31, 2012
Average age of insured	79.3 years	78.8 years
Average life expectancy, months (1)	135	139
Average face amount per policy	$6,748,000	$6,770,000
Effective discount rate	17.3%	17.7%

(1)	Standard life expectancy as adjusted for specific circumstances.

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2013 and December 31, 2012:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2013	$(27,995)	$30,488
December 31, 2012	$(27,160)	$29,285

	Change in discount rate
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2013	$(17,835)	$20,168
December 31, 2012	$(17,591)	$19,926

5.	Investment in Life Settlements

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of National General Holdings Corp. ("NGHC"), which changed its name from American Capital Acquisition Corporation, or ACAC, in April 2013, for the purposes of acquiring life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of NGHC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel 2005 Grantor Retained Annuity Trust, for the purposes of acquiring additional life settlement contracts. The Company has a 50% ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC Entities. Additionally, in conjunction with the Company’s 15.4% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC Entities. On March 28, 2013, ACP Re, Ltd. sold its interest in AMTCH to NGHC.

The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. The Company determines fair value based upon its estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the Company, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.

Total capital contributions of approximately $10,797 and $20,642 were made to the LSC Entities during the six months ended June 30, 2013 and 2012, respectively, for which the Company contributed approximately $5,388 and $10,321 in those same periods. The LSC Entities used the contributed capital to pay premiums. The Company’s investments in life settlements and premium finance loans were approximately $208,694 and $193,927 as of June 30, 2013 and December 31, 2012, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment in life settlement contracts net of profit commission for the three months ended June 30, 2013 and 2012 of approximately $1,080 and $1,961, respectively, and $4 and $2,051 for the six months ended June 30, 2013 and 2012 of, respectively, related to the life settlement contracts.

In addition to the 261 policies disclosed in the table below as of June 30, 2013, Tiger owned 2 premium finance loans as of the six months ended June 30, 2013, which were secured by life insurance policies and were carried at a value of $0. As of June 30, 2013, the face value amounts, of the related 261 life insurance policies and 2 premium finance loans were approximately $1,701,909 and $0, respectively. The premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policy or allow the policy to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

The following table describes the Company’s investment in life settlements as of June 30, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
0-1	—	$—	$—
1-2	6	35,177	58,000
2-3	3	8,062	15,000
3-4	3	11,691	30,000
4-5	2	3,345	10,000
Thereafter	247	150,419	1,588,909
Total	261	$208,694	$1,701,909

(1)
The Company determined the fair value as of June 30, 2013 based on 176 policies out of 261 policies, as the Company assigned no value to 85 of the policies as of June 30, 2013. The Company estimated the fair value of a policy using present value calculations. If the estimate fair value is determined to be less than zero, then no value is assigned to that policy.

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2013, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2013	$30,318	$208	$30,526
2014	32,799	273	33,072
2015	34,487	283	34,770
2016	52,034	392	52,426
2017	31,479	265	31,744
Thereafter	522,233	3,209	525,442
Total	$703,350	$4,630	$707,980

6.	Debt

The Company’s borrowings consisted of the following at June 30, 2013 and December 31, 2012:

(Amounts in Thousands)	2013	2012
Revolving credit facility	$—	$—
Subordinated debentures	123,714	123,714
Convertible senior notes	162,672	161,218
Secured loan agreements	8,264	9,041
Promissory notes	14,500	8,000
	$309,150	$301,973

Aggregate scheduled maturities of the Company’s borrowings at June 30, 2013 are:

(Amounts in Thousands)
2013	$516
2014	1,068
2015	1,116
2016	1,167
2017	1,220
Thereafter	304,063	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $37,328.

Revolving Credit Agreement

In August 2012, the Company entered into a four-year, $200,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000. Fees associated with the Credit Agreement were approximately $989.  The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of June 30, 2013.

As of June 30, 2013, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at June 30, 2013 for $49,163, which reduced the availability for letters of credit to $50,837 as of June 30, 2013, and the availability under the facility to $150,837 as of June 30, 2013.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of June 30, 2013 was 1.75%. The Company recorded total interest expense of approximately $616 and $508 for the three months ended June 30, 2013 and 2012, respectively, and $1,176 and $1,018 for the six months ended June 30, 2013 and 2012, respectively, under revolving credit agreements.

 Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at June 30, 2013), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .20% to .30% based on the Company’s consolidated leverage ratio and was .25% at June 30, 2013).

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of June 30, 2013 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $2,049 and $2,035 of interest expense for the three months ended June 30, 2013 and 2012, respectively, and $4,048 and $4,226 of interest expense for the six months ended June 30, 2013 and 2012, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of June 30, 2013:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.573	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.273	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

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

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at June 30, 2013 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

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

The Company separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3,600 and $3,329 for the three months ended June 30, 2013 and 2012, respectively, and $7,192 and $6,873 for the six months ended June 30, 2013 and 2012, respectively.

The following table shows the amounts recorded for the Notes as of June 30, 2013 and December 31, 2012:

(Amounts in Thousands)	June 30, 2013	December 31, 2012
Liability component
Outstanding principal	$200,000	$200,000
Unamortized OID	(37,328)	(38,782)
Liability component	162,672	161,218
Equity component, net of tax	27,092	27,092

Secured Loan Agreement

During 2011, the Company, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $97 and $109 for the three months ended June 30, 2013 and 2012, respectively, and approximately $198 and $221 of interest expense for the six months ended June 30, 2013 and 2012, respectively, related to this agreement. The loan is secured by the aircraft.

The agreement contains certain covenants that are similar to the Company’s revolving credit facility. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft. During the three months ended June 30, 2013, the Company paid an additional $270 to reduce the outstanding principal balance as required by these terms. The agreement allows the Company, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 13. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $44 and $141 for the three and six months ended June 30, 2013 related to the notes. Additionally, the Company recorded approximately $1,430 of deferred financing fees.

In May 2013, as part of its acquisition of Mutual Insurers Holding Company ("MIHC") as discussed in Note 12. "Acquisitions", the Company assumed two promissory notes totaling $6,500 for which the principal is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three month libor per annum, which was 4.1% as of June 30, 2013. The Company recorded $23 of interest expense related to these notes for the three months ended June 30, 2013.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000 and was utilized for $49,634 as of June 30, 2013. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $50,476 as of June 30, 2013.

7.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Policy acquisition expenses	$120,630	$85,857	$222,318	$171,049
Salaries and benefits	65,982	40,832	111,111	76,617
Other insurance general and administrative expenses	5,947	3,024	15,950	6,072
	$192,559	$129,713	$349,379	$253,738

8.	Earnings Per Share

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

The Company paid a 10% stock dividend on September 20, 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively in the prior period. The impact on basic and diluted earnings per share was a decrease of $0.07 and $0.05, respectively, for the three months ended June 30, 2012. For the six months ended June 30, 2012, the impact on basic and diluted earnings per share was a decrease of $0.12 and $0.11, respectively.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands, except for earnings per share)	2013	2012	2013	2012
Basic earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$80,122	$40,358	$164,151	$79,444
Less: Net income allocated to participating securities and redeemable non-controlling interest	105	182	173	197
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$80,017	$40,176	$163,978	$79,247

Weighted average common shares outstanding – basic	67,399	66,728	67,258	66,424
Less: Weighted average participating shares outstanding	71	273	71	150
Weighted average common shares outstanding - basic	67,328	66,455	67,187	66,274
Net income per AmTrust Financial Services, Inc. common share - basic	$1.19	$0.60	$2.44	$1.20

Diluted earnings per share:
Net income attributable to AmTrust Financial Services, Inc. shareholders	$80,122	$40,358	$164,151	$79,444
Less: Net income allocated to participating securities and redeemable non-controlling interest	105	182	173	197
Net income allocated to AmTrust Financial Services, Inc. common shareholders	$80,017	$40,176	$163,978	$79,247

Weighted average common shares outstanding – basic	67,328	66,455	67,187	66,274
Plus: Dilutive effect of stock options, convertible debt, other	2,807	2,124	2,824	2,086
Weighted average common shares outstanding – dilutive	70,135	68,579	70,011	68,360
Net income per AmTrust Financial Services, Inc. common shares – diluted	$1.14	$0.59	$2.34	$1.16

As of June 30, 2013, there were less than 20,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 6,650,062 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance shares units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 6,650,062 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2013, approximately 5,000,000 shares of Company common stock remained available for grants under the Plan.

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

The following information and tables below for stock options, restricted stock and RSUs have been adjusted retroactively in all periods presented. The following schedule shows all options granted, exercised, and expired under the Plan for the six months ended June 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,341,543	$10.35	4,136,466	$9.96
Granted	60,000	31.76	38,500	25.91
Exercised	(301,558)	8.00	(338,235)	8.26
Cancelled or terminated	—	—	(86,966)	12.98
Outstanding end of period	3,099,985	$11.00	3,749,765	$10.21

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2012 was approximately $8.94 and $8.47, respectively.

A summary of the Company’s restricted stock and RSU activity for the six months ended June 30, 2013 and 2012 is shown below:

	2013		2012
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	807,357	$22.95	320,334	$16.65
Granted	219,900	33.17	579,329	25.34
Vested	(230,444)	22.05	(84,755)	16.32
Forfeited	—	—	—	—
Non-vested at end of period	796,813	$26.03	814,908	$22.86

The Company has 420,180 PSUs granted as of June 30, 2013. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. The fair value of these PSUs on the date of the grants was $12,052.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $2,673 and $1,565 for the three months ended June 30, 2013 and 2012, respectively, and $4,781 and $2,746 for the six months ended June 30, 2013 and 2012, respectively.

The intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $7,485 and $6,341, respectively. The intrinsic value of stock options that were outstanding as of June 30, 2013 and 2012 was $76,580 and $73,133, respectively.

Cash received from options exercised was $2,472 and $4,102 during the six months ended June 30, 2013 and 2012, respectively. The excess tax benefit from award exercises was approximately $2,419 and $1,097, respectively, for the six months ended June 30, 2013 and 2012.

10.	Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Income before equity in earnings of unconsolidated subsidiaries	$105,056	$49,294	$210,574	$97,327
Tax at federal statutory rate of 35%	$36,770	$17,253	$73,701	$34,064
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(10,605)	(5,697)	(25,169)	(10,265)
Other, net	5,828	186	7,378	(880)
	$31,993	$11,742	$55,910	$22,919
Effective tax rate	30.5%	23.8%	26.6%	23.5%

The Company’s management believes that it will realize the benefits of its deferred tax assets, which is included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At June 30, 2013 and December 31, 2012, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $347,000 and $296,000, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2009 and forward. As permitted by FASB ASC 740-10, the Company has an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At June 30, 2013, the Company does not have any accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of June 30, 2013, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

Excess of Loss Reinsurance with Maiden Reinsurance Company

In 2012, the Company, through its insurance company subsidiaries, entered into an excess of loss reinsurance arrangement with Maiden Reinsurance Company applicable to select automobile liability and general liability policies written in conjunction with a for-hire commercial automobile insurance program. This reinsurance arrangement allows the Company's insurance company subsidiaries to offer $2,000 limits, with the first $1,000 of ultimate net loss from any one policy and any one loss occurrence to be retained by the Company. Maiden Reinsurance Company would be responsible for the amount of ultimate net loss from any one policy and any one loss occurrence over $1,000, but not to exceed $2,000. There is no aggregate limit on this reinsurance arrangement. During the six months ended June 30, 2013, the Company wrote approximately $500 of gross written premium related to this arrangement.

The following is the effect on the Company’s results of operations for the three months ended June 30, 2013 and 2012 related to Maiden Reinsurance agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Results of operations:
Premium written – ceded	$(283,052)	$(196,380)	$(588,838)	$(387,281)
Change in unearned premium – ceded	31,060	26,378	109,156	50,961
Earned premium - ceded	$(251,992)	$(170,002)	$(479,682)	$(336,320)
Ceding commission on premium written	$82,511	$50,858	$172,010	$105,269
Ceding commission – deferred	(15,354)	(6,308)	(40,895)	(14,445)
Ceding commission – earned	$67,157	$44,550	$131,115	$90,824
Incurred loss and loss adjustment expense – ceded	$154,453	$125,970	$307,418	$248,780

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company has obtained surplus lines authority for two of its insurance company subsidiaries, which has significantly decreased the need for the Surplus Lines Facility. As a result of this agreement, the Company assumed approximately $429 and $300 of written premium during the six months ended June 30, 2013 and 2012, respectively. The Company recorded earned premium of approximately $198 and $679 and incurred losses of approximately $16 and $314 for the three and six months ended June 30, 2013. The Company recorded earned premium of approximately $600 and $4,000 and incurred losses of approximately $700 and $2,800 for the three and six months ended June 30, 2012.

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of June 30, 2013. The Company recorded $772 and $914 of interest expense during the three months ended June 30, 2013 and 2012, respectively, and $1,471 and $1,542 of interest expense during the six months ended June 30, 2013 and 2012, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of June 30, 2013 was approximately $947,581. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $6,783 and $2,151 of brokerage commission (recorded as a component of service and fee income) during the three months ended June 30, 2013 and 2012, respectively, and $10,442 and $4,345 of brokerage commission during the six months ended June 30, 2013 and 2012, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of June 30, 2013, the Company managed approximately $2,830,000 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company earned approximately $1,061 and $830 of investment management fees (recorded as a component of service and fee income) for the three months ended June 30, 2013 and 2012, respectively, and $2,102 and $1,660 of investment management fees for the six months ended June 30, 2013 and 2012, respectively.

Senior Notes

In June 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally guaranteed by Maiden. The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. The Company had an unrealized gain of $307 on the senior notes as of June 30, 2013.

National General Holding Corp.

The Company has a strategic investment in National General Holding Corp. (“NGHC”), which was formally known as American Capital Acquisition Corporation, or ACAC. NGHC was formed by The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). From the time of the acquisition in 2010 until June 2013, Michael Karfunkel, individually, and the Trust owned 100% of NGHC’s common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of NGHC.

Pursuant to the Amended Stock Purchase Agreement, NGHC issued and sold to the Company for an initial purchase price of approximately $53,000, which was equal to 25% of the capital initially required by NGHC, 53,054 shares of Series A Preferred Stock, which provided an 8% cumulative dividend, was non-redeemable and was convertible, at the Company’s option, into 21.25% of the issued and outstanding common stock of NGHC (the “Preferred Stock”). The Company had pre-emptive rights with respect to any future issuances of securities by NGHC and the Company’s conversion rights were subject to customary anti-dilution protections. The Company had the right to appoint two members of NGHC’s board of directors, which consists of up to six members. Subject to certain limitations, the board of directors of NGHC could not take any action at a meeting without at least one of the Company’s appointees in attendance and NGHC could not take certain corporate actions without the approval of a majority of its board of directors (including the Company’s two appointees).

On June 5, 2013, the Company converted its 53,054 shares of Series A Preferred Stock of NGHC into 42,958 shares of NGHC common stock, par value $0.01 per share, which became 12,295,430 shares of common stock after NGHC effected a 286.22:1 stock split on June 6, 2013. In addition, on June 5, 2013, NGHC declared the Company's cumulative dividend of approximately $12,203 on the Series A Preferred Stock payable through that date. On June 6, 2013, NGHC issued 21,850,000 shares in a 144A offering, which resulted in the Company owning 15.4% of the issued and outstanding common stock of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company continues to account for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations. The Company recorded a gain on the sale of its investment of $8,644 as a result of the stock issuance, which is included in equity in earnings of unconsolidated subsidiary.

In total, the Company recorded $7,059 and $3,088 of income during the three months ended June 30, 2013 and 2012, respectively, and $8,610 and $5,452 of income during the six months ended June 30, 2013 and 2012, respectively, related to its equity investment in NGHC.

Personal Lines Quota Share

The Company reinsures 10% of the net premiums of the GMACI Business, pursuant to a 50% quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company, lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of the net premium of the GMACI Insurers and assume 50% of the related net losses. The Company has a 20% participation in the Personal Lines Quota Share, by which it receives 10% of the net premiums of the personal lines business and assumes 10% of the related net losses. The Personal Lines Quota Share, as amended on October 1, 2012, provides that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share is subject to a premium cap that limits the premium that could be ceded by the GMACI Insurers to the Company to $146,410 during calendar year 2013 to the extent the Company was to determine, in good faith, that it could not assume additional premium. The premium cap increases by 10% per annum. As a result of this agreement, the Company assumed $28,975 and $28,823 of business from the GMACI Insurers during the three months ended June 30, 2013 and 2012, respectively, and $59,627 and $59,432 of business from the GMACI Insurers during the six months ended June 30, 2013 and 2012, respectively.

Accident and Health Portfolio Transfer and Quota Share

Effective January 1, 2013, the Company, through one of its subsidiaries, entered into a Portfolio Transfer and Quota Share Agreement (the “A&H Quota Share”) with National Health Insurance Company (“NHIC”), a subsidiary of NGHC, related to the assumption by NHIC of the Company's book of A&H business. Pursuant to the A&H Quota Share, NHIC assumed 100% of the Company's loss and unearned premium reserves related to the book of A&H business, which total approximately $2,544. For the existing book of business, NHIC paid the Company a ceding commission equal to the Company's acquisition costs and reinsurance costs of $474. In addition, the Company agreed to continue to issue policies with respect to certain programs assumed by NHIC and certain new A&H programs for such new policies, for which the Company will cede 100% of the premiums related to such policies subject to a ceding commission of five percent plus its acquisition costs and reinsurance costs. The Company recorded approximately $115 and $210 of ceding commission for the three and six months ended June 30, 2013, related to the A&H Quota Share.
Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $5,996 and $3,577 of fee income for the three months ended June 30, 2013 and 2012, respectively, and $11,372 and $6,039 of fee income for the six months ended June 30, 2013 and 2012, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $856,000 of assets as of June 30, 2013 related to this agreement. As a result of this agreement, the Company earned approximately $490 and $373 of investment management fees for the three months ended June 30, 2013 and 2012, respectively, and $853 and $746 of investment management fees for the six months ended June 30, 2013 and 2012, respectively.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $6,486 and $3,950 for the three months ended June 30, 2013 and 2012, respectively, and $12,225 and $6,785 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $10,011.

800 Superior

In August 2011, the Company formed 800 Superior, LLC with a subsidiary of NGHC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. Additionally, in conjunction with the Company’s 15.4% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of the LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

Additionally in 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for fifteen years and NGHC paid 800 Superior, LLC $1,071 and $345 for the six months ended June 30, 2013 and 2012. As discussed in Note 13. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $163 and $181 for the leased office space for the three months ended June 30, 2013 and 2012, respectively, and $364 and $363 for the six months ended June 30, 2013 and 2012, respectively.

In November 2012, the Company entered into an agreement for its office space in Chicago, Illinois. The lease is with 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The aforementioned lease replaced an existing lease with another entity wholly-owned by the Karfunkels. The Company paid approximately $109 and $67 for these leases for the three months ended June 30, 2013 and 2012, respectively, and $253 and $134 for the six months ended June 30, 2013 and 2012, respectively.

Asset Management Agreement with ACP Re, Ltd.

The Company provides investment management services to ACP Re, Ltd. at (i) an annual rate of 0.20% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. During the three months ended March 31, 2012, the Company also provided accounting and administrative services to ACP Re, Ltd. for a monthly fee of $10. The Company managed approximately $109,000 of assets as of June 30, 2013. The Company recorded approximately $58 and $0 for these services for the three months ended June 30, 2013 and 2012, respectively, and $110 and $233 for the six months ended June 30, 2013 and 2012, respectively.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and NGHC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three and six months ended June 30, 2013, and 2012, Maiden paid AUI $32 and NGHC paid AUI $109 for the use of AUI’s aircraft under these agreements. In addition, during the three and six months ended June 30, 2012, Maiden paid AUI $1 and $20, respectively, and NGHC paid AUI $29 and $96, respectively, for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. Mr. Zyskind reimbursed the Company $57 for his personal use of AUI's aircraft during the three and six months ended June 30, 2013, respectively, and reimbursed the Company $36 and $89 for his personal use during the three and six months ended June 30, 2012, respectively.

12.	Acquisitions

Mutual Insurers Holding Company

On May 13, 2013, the Company completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries. MIHC's primary operating subsidiary, First Nonprofit Insurance Company ("FNIC"), is the third largest provider of property and casualty insurance products to nonprofit organizations in the U.S. In 2012, FNIC wrote approximately $70,000 of premium in 27 states. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of MIHC who held policies as of December 31, 2012 and the directors, officers and employees of MIHC and its subsidiaries. The Company received subscriptions for approximately $472, resulting in the issuance by the Company of 18.052 shares of its common stock at a discounted price of 20% from the Company's market trading price, or approximately $118. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of MIHC at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $8,000. The Company made a payment to MIHC of $48,500 for the stock of FNIC, which included the $472 in proceeds the Company received in the offering. Additionally, the Company as part of the transaction, was required to make a contribution to First Nonprofit Foundation, a tax exempt corporation principally funded by FNIC's predecessor and managed for the benefit of nonprofit organizations, in the amount of $7,882, which represented $8,000, as discussed above, less the discount of approximately $118 on the shares issued by the Company in the transaction. The remaining $40,618 of cash contributed to MIHC was retained by the Company. Additionally, the Company assumed $6,500 of debt in the transaction. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of approximately $14,500.
A summary of the preliminary assets acquired and liabilities assumed for MIHC are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$134,780
Premium receivables	23,085
Other assets	42,151
Deferred tax asset	5,358
Property and equipment	2,684
Intangible assets	6,132
Total assets	$214,190

Liabilities
Loss and loss expense reserves	$89,267
Unearned premium	27,760
Accrued liabilities	19,830
Deferred tax liability	2,146
Notes payable	6,500
Total liabilities	$145,503
Cash paid	$48,500
Acquisition gain	$20,187

The intangible assets consisted of state licenses and have an indefinite life. The intangible assets, as well as FNIC's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value FNIC's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $4,531.

As a result of this transaction, the Company recorded approximately $280 of fee income during the three months ended June 30, 2013. Additionally, the Company recorded approximately $2,238 of written premium for the three months ended June 30, 2013 related to FNIC. The Company anticipates completing its acquisition accounting by the end of the third quarter of 2013.

CPPNA Holdings, Inc.

On May 3, 2013, the Company, through its wholly-owned subsidiary AMT Warranty Corp., completed the acquisition of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom, for approximately $40,000. CPPNA provides administrative services for consumer protection products in the United States, including identity theft protection and warranties related to credit card purchases, to customers of CPPNA's financial services partners. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $40,000, which consisted primarily of goodwill and intangible assets of approximately $17,327 and $34,700, respectively, and a deferred tax liability of $12,145. The intangible asset consists of customer relationships and has a life of 12 years. The goodwill and intangibles, as well as CPPNA's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment.

As a result of this transaction, the Company recorded approximately $11,367 of fee income during the three months ended June 30, 2013. The Company anticipates completing its acquisition accounting by the end of the third quarter of 2013.

Sequoia Insurance Company

On April 19, 2013, the Company completed the acquisition of all the issued and outstanding shares of common stock of Sequoia Insurance Company and its subsidiaries, Sequoia Indemnity Company and Personal Express Insurance Company (“Sequoia”) for approximately $60,000. Sequoia offers low hazard, property/casualty insurance products, including workers' compensation and commercial package insurance, to small businesses in several western states, with California representing Sequoia's largest market.

A summary of the preliminary assets acquired and liabilities assumed for Sequoia are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$215,473
Premium receivables	32,870
Reinsurance recoverables	43,793
Other assets	4,014
Deferred tax asset	7,780
Property and equipment	1,022
Intangible assets	11,848
Total assets	$316,800

Liabilities
Loss and loss expense reserves	165,487
Unearned premium	59,773
Accrued liabilities	15,624
Deferred tax liability	4,147
Total liabilities	$245,031
Purchase price	60,000
Acquisition gain	$11,769

The intangible assets consists primarily of licenses and trademarks and have an indefinite life. The intangible assets, as well as Sequoia's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value Sequoia's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $7,448.

As a result of this transaction, the Company recorded approximately $21,457 of written premium for the three months ended June 30, 2013 related to Sequoia. The Company anticipates completing its acquisition accounting by the end of the third quarter of 2013.

Car Care

On February 28, 2013, the Company, through its wholly-owned subsidiary IGI Group Limited, acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited ("CCPH") from Ally Insurance Holdings, Inc. CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection (GAP), Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a UK insurer authorized by the Financial Services Authority. CCPH has approximately 350 employees and is headquartered in Thornbury, West Yorkshire in England with operations in the United Kingdom, Europe, China, North America and Latin America. The Company paid $70,420 for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) have agreed to enter into certain other agreements, including a transition services agreement, pursuant to which the Seller will provide certain transitional services to IGI Group Limited and the Company, and two reinsurance agreements, pursuant to which affiliates of the Seller will reinsure certain insurance contracts of such affiliates with affiliates of IGI Group Limited. The Company initially recorded approximately $39,986 of goodwill and intangible assets, which related to dealer relationships, trademarks and non-compete agreements. During the three months ended June 30, 2013, the Company adjusted certain assumed assets and liabilities as of the acquisition date. As a result, the Company recognized a retrospective gain on the acquisition of approximately $26,067. The primary adjustments related to the reduction of an assumed liability for a pension plan of approximately $34,000 and the write-down of goodwill of approximately $7,739.

As a result of this transaction, the Company recorded approximately $12,595 of fee income during the six months ended June 30, 2013. Additionally, the Company recorded approximately $37,620 of written premium for the six months ended June 30, 2013 related to Car Care. The Company anticipates completing its acquisition accounting by the end of the third quarter of 2013.

A summary of the preliminary assets acquired and liabilities assumed for CCPH are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$253,257
Premium receivables	26,001
Reinsurance recoverables	12,186
Other assets	2,979
Property and equipment	589
Intangible assets	34,337
Total assets	$329,349

Liabilities
Loss and loss expense reserves	$12,619
Unearned premium	131,494
Deferred tax liability	6,215
Accrued liabilities	82,534
Total liabilities	$232,862
Purchase price	70,420
Acquisition gain	$26,067

Additionally, certain employees, former employees and retirees of CCPH participate in a defined benefit pension plan. The plan was frozen and curtailed in 2007. The impact of the plan on the Company's results of operations was immaterial for the three and six months ended June 30, 2013.

First Nonprofit Companies, Inc.

On December 31, 2012, the Company completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55,000. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5,000,000 of annual payroll. FNC offers unique services as well as insurance programs that are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $55,000, which consisted primarily of goodwill and intangible assets of $28,210 and $40,500, respectively. The intangible assets consist of customer relationships and have a life of 18 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment. As a result of this transaction, the Company recorded approximately $5,320 and $10,775 of fee income for the three and six months ended June 30, 2013.

CNH Capital’s Insurance Agencies

In July 2012, the Company completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as “CNH Capital Insurance Agencies,” from CNH Capital, the financial services business of CNH Global N.V., for approximately $34,000. The acquisition allows the Company to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, the Company entered into service and license agreements with CNH Capital whereby the Company will make future payments based on gross revenues of the CNH Capital Insurance Agencies. In accordance with FASB ASC 805-10, Business Combinations, the Company recorded a purchase price of $34,000, which consisted primarily of goodwill and intangible assets of approximately $21,340 and $19,400, respectively. The intangible assets consist of renewal rights and licenses and have asset lives of between 5 and 10 years. The goodwill and intangibles are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this transaction, the Company recorded approximately $8,987 and $14,309 of fee income during the three and six months ended June 30, 2013. Additionally, the Company recorded approximately $6,022 and $26,513 of written premium for the three and six months ended June 30, 2013 related to the CNH Capital Insurance Agencies.

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underling economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 15.4% ownership in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

14. Stockholder Equity and Accumulated Other Comprehensive Income

The following tables summarize accumulated other comprehensive income for the six months ended June 30, 2013 and 2012:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$(17,091)	$9,372	$(2,280)	$(9,999)
Other comprehensive income before reclassifications	(2,860)	33,117	(627)	29,630
Amounts reclassed from accumulated other comprehensive income	—	(4,676)	—	(4,676)
Net current-period other comprehensive income	(2,860)	28,441	(627)	24,954
Balance, June 30, 2012	$(19,951)	$37,813	$(2,907)	$14,955

Balance, December 31, 2012	$(10,361)	$77,605	$(3,013)	$64,231
Other comprehensive income before reclassifications	(15,565)	(79,483)	936	(94,112)
Amounts reclassed from accumulated other comprehensive income	—	3,261	—	3,261
Net current-period other comprehensive (loss) income	(15,565)	(76,222)	936	(90,851)
Balance, June 30, 2013	$(25,926)	$1,383	$(2,077)	$(26,620)

During the six months ended June 30, 2013 and 2012 amounts reclassed from accumulated other comprehensive income into net income were included in realized gain on investments.

The following table summarizes the ownership components of total stockholders' equity for the six months ended June 30, 2013 and 2012:

	2013			2012
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Beginning Balance	$1,144,121	$103,344	$1,247,465	$890,563	$69,098	$959,661
Net income (loss)	164,151	(877)	163,274	79,444	416	79,860
Unrealized holding (loss) gain	(79,483)	—	(79,483)	33,117	—	33,117
Reclassification adjustment	3,261	—	3,261	(4,676)	—	(4,676)
Foreign currency translation	(15,565)	—	(15,565)	(2,860)	—	(2,860)
Unrealized gain (loss) on interest rate swap	936	—	936	(627)	—	(627)
Share exercises, compensation and other	7,253	—	7,253	5,834	—	5,834
Dividends	(18,899)	—	(18,899)	(11,512)	—	(11,512)
Preferred share issuance, net of fees	111,130	—	111,130	—	—	—
Common share issuance	472	—	472	—	—	—
Capital contribution	—	6,158	6,158	—	9,831	9,831
Equity component of convertible senior notes, net of income tax and issue costs	—	—	—	3,306	—	3,306
Acquisition of non-controlling interest	—	—	—	6,900	(6,900)	—
Ending Balance	$1,317,377	$108,625	$1,426,002	$999,489	$72,445	$1,071,934

On June 10, 2013, the Company issued 4,600,000 shares of 6.75% Non-Cumulative Preferred Stock. Dividends on the Series A Preferred Stock when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the 15th day of March, June, September and December of each year (each, a "dividend payment date"), commencing on September 15, 2013, at an annual rate of 6.75%.

Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment.

On May 10, 2013, the Company issued 18.052 shares of common stock at a price of $26.17 per share in connection with the purchase of MIHC as described more fully in Note 12. "Acquisitions".

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

During the six months ended June 30, 2013, the Company's Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from two brokers or customers. During the six months ended June 30, 2013, the Company's Specialty Program segment derived over ten percent of its revenue from one broker.

The following tables summarize the results of operations of the business segments for the three and six months ended June 30, 2013 and 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended June 30, 2013:
Gross written premium	$389,911	$447,885	$173,843	$28,975	$—	$1,040,614

Net written premium	218,553	290,272	102,197	28,975	—	639,997
Change in unearned premium	(30,253)	(82,122)	8,479	438	—	(103,458)
Net earned premium	188,300	208,150	110,676	29,413	—	536,539

Ceding commission - primarily related party	28,322	23,405	15,430	—	—	67,157

Loss and loss adjustment expense	(124,368)	(144,050)	(75,820)	(19,872)	—	(364,110)
Acquisition costs and other underwriting expenses	(76,931)	(62,846)	(43,799)	(8,983)	—	(192,559)
	(201,299)	(206,896)	(119,619)	(28,855)	—	(556,669)
Underwriting income	15,323	24,659	6,487	558	—	47,027
Service and fee income	21,233	52,347	(5)	—	14,527	88,102
Investment income and realized gain	12,239	8,563	3,442	457	—	24,701
Other expenses	(30,607)	(33,934)	(14,138)	(2,306)	—	(80,985)
Interest expense	(2,845)	(3,295)	(1,257)	(211)	—	(7,608)
Foreign currency gain	—	783	—	—	—	783
Gain on life settlement contracts	430	376	239	35	—	1,080
Acquisition gain on purchase	31,956	—	—	—	—	31,956
Provision for income taxes	(12,829)	(14,946)	1,289	385	(5,892)	(31,993)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	7,059	7,059
Non-controlling interest	(11)	38	(25)	(2)	—	—
Net income attributable to AmTrust Financial Services, Inc.	$34,889	$34,591	$(3,968)	$(1,084)	$15,694	$80,122

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended June 30, 2012:
Gross written premium	$214,127	$272,610	$121,878	$28,823	$—	$637,438

Net written premium	104,270	172,259	86,237	28,823	—	391,589
Change in unearned premium	(10,702)	(30,652)	(15,369)	(872)	—	(57,595)
Net earned premium	93,568	141,607	70,868	27,951	—	333,994

Ceding commission - primarily related party	15,458	16,174	12,918	—	—	44,550

Loss and loss adjustment expense	(60,305)	(85,628)	(47,826)	(18,028)	—	(211,787)
Acquisition costs and other underwriting expenses	(42,165)	(44,038)	(34,985)	(8,525)	—	(129,713)
	(102,470)	(129,666)	(82,811)	(26,553)	—	(341,500)
Underwriting income	6,556	28,115	975	1,398	—	37,044
Service and fee income	10,545	15,429	10	—	7,027	33,011
Investment income and realized gain (loss)	6,759	8,123	3,475	690	—	19,047
Other expenses	(10,742)	(14,078)	(6,062)	(1,438)	—	(32,320)
Interest expense	(2,343)	(3,035)	(1,307)	(309)	—	(6,994)
Foreign currency loss	—	(2,455)	—	—	—	(2,455)
Gain on life settlement contracts	714	813	352	82	—	1,961
Provision for income taxes	(2,576)	(7,379)	575	1,430	(3,792)	(11,742)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	3,088	3,088
Non-controlling interest	(100)	(119)	(51)	(12)	—	(282)
Net income attributable to AmTrust Financial Services, Inc.	$8,813	$25,414	$(2,033)	$1,841	$6,323	$40,358

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Six months ended June 30, 2013:
Gross written premium	$765,760	$776,214	$382,935	$59,627	$—	$1,984,536

Net written premium	392,293	474,714	245,469	59,627	—	1,172,103
Change in unearned premium	(77,393)	(125,410)	(23,315)	(1,452)	—	(227,570)
Net earned premium	314,900	349,304	222,154	58,175	—	944,533

Ceding commission - primarily related party	52,488	41,413	37,214	—	—	131,115

Loss and loss adjustment expense	(208,698)	(237,021)	(151,374)	(39,273)	—	(636,366)
Acquisition costs and other underwriting expenses	(132,761)	(104,749)	(94,126)	(17,743)	—	(349,379)
	(341,459)	(341,770)	(245,500)	(57,016)	—	(985,745)
Underwriting income	25,929	48,947	13,868	1,159	—	89,903
Service and fee income	43,336	80,066	67	—	25,146	148,615
Investment income and realized gain	24,277	23,454	10,844	1,505	—	60,080
Other expenses	(51,373)	(52,074)	(25,690)	(4,000)	—	(133,137)
Interest expense	(5,776)	(5,855)	(2,888)	(450)	—	(14,969)
Foreign currency gain	—	2,055	—	—	—	2,055
Gain on life settlement contracts	1	2	1	—	—	4
Acquisition gain on purchase	31,956	26,067	—	—	—	58,023
Provision for income taxes	(17,435)	(31,289)	969	456	(8,611)	(55,910)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	8,610	8,610
Non-controlling interest	339	343	169	26	—	877
Net income attributable to AmTrust Financial Services, Inc.	$51,254	$91,716	$(2,660)	$(1,304)	$25,145	$164,151

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Six months ended June 30, 2012:
Gross written premium	$446,478	$506,699	$226,516	$59,432	$—	$1,239,125

Net written premium	223,160	313,420	155,354	59,432	—	751,366
Change in unearned premium	(37,264)	(36,240)	(24,825)	(5,019)	—	(103,348)
Net earned premium	185,896	277,180	130,529	54,413	—	648,018

Ceding commission - primarily related party	32,590	33,368	24,866	—	—	90,824

Loss and loss adjustment expense	(119,529)	(169,071)	(88,020)	(35,096)	—	(411,716)
Acquisition costs and other underwriting expenses	(85,095)	(87,123)	(64,924)	(16,596)	—	(253,738)
	(204,624)	(256,194)	(152,944)	(51,692)	—	(665,454)
Underwriting income	13,862	54,354	2,451	2,721	—	73,388
Service and fee income	25,980	33,647	19	—	13,903	73,549
Investment income and realized gain	12,252	13,164	5,808	1,193	—	32,417
Other expenses	(24,865)	(28,113)	(12,167)	(2,814)	—	(67,959)
Interest expense	(5,153)	(5,827)	(2,522)	(583)	—	(14,085)
Foreign currency loss	—	(2,034)	—	—	—	(2,034)
Gain on life settlement contracts	751	848	367	85	—	2,051
Provision for income taxes	(5,090)	(14,726)	1,348	(135)	(4,316)	(22,919)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	5,452	5,452
Non-controlling interest	(153)	(172)	(74)	(17)	—	(416)
Net income attributable to AmTrust Financial Services, Inc.	$17,584	$51,141	$(4,770)	$450	$15,039	$79,444

The following tables summarize long lived assets and total assets of the business segments as of June 30, 2013 and December 31, 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of June 30, 2013:
Property and equipment, net	$35,704	$36,192	$17,855	$2,780	$—	$92,531
Goodwill and intangible assets	246,201	333,537	24,275	—	—	604,013
Total assets	3,708,747	3,727,190	1,480,297	164,104	—	9,080,338

As of December 31, 2012:
Property and equipment, net	$25,789	$30,897	$15,984	$3,263	$—	$75,933
Goodwill and intangible assets	245,330	245,139	24,498	—	—	514,967
Total assets	2,778,136	3,127,543	1,330,005	181,553	—	7,417,237

17. Subsequent Events

Entry into Agreement to Acquire Sagicor Europe Limited
On July 29, 2013, the Company announced that one of its wholly-owned subsidiaries entered into an agreement to acquire Sagicor Europe Limited from Sagicor Financial Corporation for approximately £56,000, which is £15,000 above Sagicor Europe Limited's net asset value as of December 31, 2012. Among the assets to be acquired are a managing agency and two Lloyd's syndicates; a property/casualty insurance syndicate 1206 with stamp capacity of £200,000 and a life insurance syndicate 44 with stamp capacity of £7,000, as well as a Cayman Islands domiciled reinsurance entity. The transaction is expected to close in the fourth quarter of 2013.
Termination Notice of Personal Lines Quota Share

On August 1, 2013, the Company and its wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”) received notice from Integon National Insurance Company (“Integon”), a wholly-owned subsidiary of NGHC, that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share. As a result of this agreement, TIC assumed approximately $59,627 of business during the six months ended June 30, 2013, resulting in $1,159 of underwriting income for that period. The termination is on a run-off basis, meaning TIC will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As the Company will retain all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, the Company will not present the Personal Lines Segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations.

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

We transact business primarily through our eight insurance subsidiaries domiciled in the United States and four insurance subsidiaries domiciled in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Our principal operating subsidiaries are rated "A" or "A-" (Excellent) by A.M. Best Company ("A.M. Best").

For the six months ended June 30, 2013, our results of operations include activity for the following entities that were acquired subsequent to the six months ended June 30, 2012:

•	CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as “CNH Capital Insurance Agencies" or "CNH"

•	First Nonprofit Companies, Inc. ("FNC")

•	Car Care Plan (Holdings) Limited ("CCPH" or "Car Care")

•	Sequoia Insurance Company, Sequoia Indemnity Company and Personal Express Insurance Company, collectively known as "Sequoia"

•	Mutual Insurance Holding Company and First Nonprofit Insurance Company and subsidiaries, collectively known as "FNIC"

•	CPPNA Holdings, Inc. and subsidiaries, collectively known as "CPPNA"

Additionally, in May 2013, one of our subsidiaries entered into a transaction with an international corporation through the issuance of insurance policies covering the risk related to certain contractual liabilities.  We received approximately $148 million in cash to service the contractual liabilities.  The polices cover any additional liabilities related to the payment of the contractual liabilities.  During the three months ended June 30, 2013, we recognized approximately $3 million of earned premium related to these policies and incurred expenses of approximately $0.6 million.

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

•
Installment, reinstatement and policy fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been canceled for non-payment, in jurisdictions where it is permitted and approved. Additionally, we recognize policy fees associated with general liability policies placed by our subsidiary, Builders & Tradesmen's Insurance Services, Inc.

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

Gain (loss) on Investment in Life Settlement Contracts.  The gain (loss) on investment in life settlement contracts includes the gain on acquisition of life settlement contracts, the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period.. We determine fair value based upon our estimate of the discounted cash flow related to policies (net of reserves for improvements in mortality, the possibility that the high net worth individuals represented in our portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to us and the future expenses related to the administration of the portfolio), which incorporates a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain (loss) realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain (loss) on investment in life settlement contracts to our segments based on gross written premium by segment.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 25.5% and 16.5% for the three months ended June 30, 2013 and 2012, respectively, and 26.7% and 16.8% for the six months ended June 30, 2013 and 2012, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.3% and 88.9% for the three months ended June 30, 2013 and 2012, respectively, and 90.5% and 88.7% for the six months ended June 30, 2013 and 2012, respectively.

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

Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$1,040,614	$637,438	$1,984,536	$1,239,125

Net written premium	$639,997	$391,589	$1,172,103	$751,366
Change in unearned premium	(103,458)	(57,595)	(227,570)	(103,348)
Net earned premiums	536,539	333,994	944,533	648,018
Ceding commission – primarily related party	67,157	44,550	131,115	90,824
Service and fee income (related parties – three months $14,414; $6,932 and six months $24,921; $13,024)	88,102	33,011	148,615	73,549
Net investment income	22,634	16,344	40,729	30,862
Net realized gain (loss) on investments	2,067	2,703	19,351	1,555
Total revenues	716,499	430,602	1,284,343	844,808
Loss and loss adjustment expense	364,110	211,787	636,366	411,716
Acquisition costs and other underwriting expenses	192,559	129,713	349,379	253,738
Other	80,985	32,320	133,137	67,959
Total expenses	637,654	373,820	1,118,882	733,413
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	78,845	56,782	165,461	111,395
Other income (expense):
Interest expense	(7,608)	(6,994)	(14,969)	(14,085)
Net gain on investment in life settlement contracts net of profit commission	1,080	1,961	4	2,051
Foreign currency gain (loss)	783	(2,455)	2,055	(2,034)
Acquisition gain on purchase	31,956	—	58,023	—
Total other income (expense)	26,211	(7,488)	45,113	(14,068)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	105,056	49,294	210,574	97,327
Provision for income taxes	31,993	11,742	55,910	22,919
Income before equity in earnings of unconsolidated subsidiaries	73,063	37,552	154,664	74,408
Equity in earnings of unconsolidated subsidiaries – related party	7,059	3,088	8,610	5,452
Net income	80,122	40,640	163,274	79,860
Non-controlling interest	—	(282)	877	(416)
Net income attributable to AmTrust Financial Services, Inc.	$80,122	$40,358	$164,151	$79,444

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$—	$(1,208)	$—	$(1,208)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	(1,208)	—	(1,208)
Other net realized gain on investments	2,067	3,911	19,351	2,763
Net realized investment gain (loss)	$2,067	$2,703	$19,351	$1,555

Key measures:
Net loss ratio	67.9%	63.4%	67.4%	63.5%
Net expense ratio	23.4%	25.5%	23.1%	25.1%
Net combined ratio	91.3%	88.9%	90.5%	88.7%

Consolidated Results of Operations for the Three Months Ended June 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $403.2 million, or 63.3%, to $1,040.6 million from $637.4 million for the three months ended June 30, 2013 and 2012, respectively. The increase of $403.2 million was primarily attributable to growth in our three primary segments. The increase in Small Commercial Business resulted primarily from increases in the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The largest increases came from the states of California, Florida, New York and Pennsylvania. Additionally in our Small Commercial Business segment, we had an increase in our assigned risk premium. The increase in Specialty Risk and Extended Warranty resulted from non-recurring insurance policies written in the second quarter of 2013, the acquisition of Car Care in 2013, as well as organic growth in both in Europe and domestically. The increase in Specialty Program resulted primarily from growth in existing workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $248.4 million, or 63.4%, to $640.0 million from $391.6 million for the three months ended June 30, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business - $114.3 million, Specialty Risk and Extended Warranty - $118.0 million million, Specialty Program – $16.0 million and Personal Lines - $0.1 million. Net written premium increased for the three months ended June 30, 2013 compared to the same period in 2012 due to the increase in gross written premium in 2013 compared to 2012 and was partially offset by the lower retention of premiums written on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention rates were 61.5% and 61.4% for the three months ended June 30, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $202.5 million, or 60.6%, to $536.5 million from $334.0 million for the three months ended June 30, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business — $94.7 million, Specialty Risk and Extended Warranty — $66.6 million, Specialty Program — $39.8 million, and Personal Lines — $1.4 million. The increase in net earned premium corresponded to the increase in net written premium.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business.  The ceding commission earned during the three months ended June 30, 2013 and 2012 was $67.2 million and $44.6 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premium.

Service and Fee Income. Service and fee income increased $55.1 million, or 166.9%, to $88.1 million from $33.0 million for the three months ended June 30, 2013 and 2012, respectively. The increase primarily related to additional fee income from acquisitions. We produced additional fee income of approximately $35.2 million during the three months ended June 30, 2013 from the acquisitions of CPPNA and Car Care in 2013 and FNC and the CNH Capital Insurance Agencies in the second half of 2012. We also increased our warranty administration fees by $6.5 million in 2013 compared to 2012. Additionally, we had higher technology fee income from NGHC of approximately $2.4 million and higher reinsurance brokerage fees from Maiden of approximately $4.6 million.

Net Investment Income. Net investment income increased $6.3 million, or 38.5%, to $22.6 million from $16.3 million for the three months ended June 30, 2013 and 2012, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the three months ended June 30, 2013 as a result of the Sequoia and FNIC acquisitions compared to the three months ended June 30, 2012, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $2.1 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in the realized gains for the three months ended June 30, 2013 resulted primarily from fewer sales of equity securities in our investment portfolio during the three months ended June 30, 2013.

 Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $152.3 million, or 71.9%, to $364.1 million from $211.8 million for the three months ended June 30, 2013 and 2012, respectively.  Our loss ratio for the three months ended June 30, 2013 and 2012 was 67.9% and 63.4%, respectively.  The increase in the loss ratio in 2013 primarily relates to higher ultimate loss selections in our Specialty Risk and Extended Warranty segment's European casualty business in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and changes in the proportionate share of business written by segment. Additionally, the increase in the loss ratio was the result of having a higher percentage of earned premium in 2013 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $62.9 million, or 48.5%, to $192.6 million from $129.7 million for the three months ended June 30, 2013 and 2012, respectively. The expense ratio for the same periods decreased to 23.4% from 25.5%, and was distributed across our three primary segments. The decrease in the expense ratio resulted both from change in business mix and economies of scale. During the three months ended June 30, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business in both the Small Commercial Business and Specialty Program segments, which has lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to leveraging of our existing employee base.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $22.1 million, or 38.9%, to $78.8 million from $56.8 million for the three months ended June 30, 2013 and 2012, respectively. The change in income from 2013 to 2012 resulted primarily from increases in income derived from service and fee income and a lower expense ratio, partially offset by a higher loss ratio.

Interest Expense. Interest expense for the three months ended June 30, 2013 was $7.6 million, compared to $7.0 million for the same period in 2012. The increase was primarily related to higher interest on repurchase agreements and interest on our promissory notes issued into during the third quarter of 2012.

 Net Gain (Loss) on Investment in Life Settlement Contracts.   We recognized a gain on investment in life settlement contracts of $1.1 million for the three months ended June 30, 2013 compared to a gain of $2.0 million for the three months ended 2012. The decrease in the gain from life settlement contracts resulted from a lower net increase in fair value of the life settlement contracts, which resulted from the updating of life expectancies of the underlying insureds. This decrease was partially offset by a gain realized upon a mortality event in the three months ended June 30, 2013.

Acquisition Gain on Purchase. We recognized an acquisition gain on purchase for the three months ended June 30, 2013 of $31.2 million compared to recognizing no gain on acquisition for the three months ended June 30, 2012. The gain on acquisition related to the purchase of FNIC and Sequoia during the three months ended June 30, 2013.

Provision for Income Tax. Income tax expense for the three months ended June 30, 2013 was $32.0 million, which resulted in an effective tax rate of 30.5% compared to $11.7 million for the three months ended June 30, 2012, which resulted in an effective tax rate of 23.8%. The effective rate increased during the three months ended June 30, 2013 primarily from the gain recognized on the acquisition of FNIC and Sequoia.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $4.0 million for the three months ended June 30, 2013 to $7.1 million compared to $3.1 million for the three months ended June 30, 2012. The increase in equity in earnings for the three months ended June 30 2013 compared to the three months ended June 30, 2012 resulted primarily from a realized gain of approximately $8.6 million from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC's sale of shares in a 144A offering in June 2013, partially offset by a decline in earnings from our proportionate share of equity income from NGHC's results of operations.

Consolidated Results of Operations for the Six Months Ended June 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $745.4 million, or 60.2%, to $1,984.5 million from $1,239.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase of $745.4 million was primarily attributable to growth in our three primary segments. The increase in Small Commercial Business resulted primarily from increases in the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The largest increases came from the states of California, Florida, New York and Pennsylvania. Additionally in our Small Commercial Business segment, we had an increase in our assigned risk premium. The increase in Specialty Risk and Extended Warranty resulted from non-recurring insurance policies written in the second quarter of 2013, the acquisition of Car Care in 2013, as well as organic growth in both in Europe and domestically. The increase in Specialty Program resulted primarily from growth in existing in workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $420.7 million, or 56.0%, to $1,172.1 million from $751.4 million for the six months ended June 30, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business - $169.1 million, Specialty Risk and Extended Warranty - $161.3 million, Specialty Program – $90.1 million and Personal Lines - $0.2 million. Net written premium increased for the six months ended June 30, 2013 compared to the same period in 2012 due to the increase in gross written premium in 2013 compared to 2012, and was partially offset by the lower retention of premiums written on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention rates were 59.1% and 60.6% for the six months ended June 30, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $296.5 million, or 45.8%, to $944.5 million from $648.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business — $129.0 million, Specialty Risk and Extended Warranty — $72.1 million, Specialty Program — $91.7 million, and Personal Lines — $3.7 million. The increase in net earned premium corresponded to the increase in net written premium.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business.  The ceding commission earned during the six months ended June 30, 2013 and 2012 was $131.1 million and $90.8 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premium.

Service and Fee Income. Service and fee income increased $75.1 million, or 102.1%, to $148.6 million from $73.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase primarily related to additional fee income from acquisitions, as well as organic growth. We produced additional fee income of approximately $49.0 million during the six months ended June 30, 2013 related to the acquisitions of Car Care and CPPNA in 2013, and FNC and CNH in the second half of 2012. We also increased our warranty administration fees by $10.1 million in 2013 compared to 2012. Additionally, we had higher technology fee income from NGHC of approximately $5.3 million and higher reinsurance brokerage fees from Maiden of approximately $6.1 million.

Net Investment Income. Net investment income increased $9.8 million, or 32.0%, to $40.7 million from $30.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the six months ended June 30, 2013, as a result of the acquisitions of Car Care, Sequoia and FNIC, compared to the six months ended June 30, 2012, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $19.4 million for the six months ended June 30, 2013, compared to a net realized loss on investments of $1.6 million for the six months ended June 30, 2012. The increase in 2013 resulted from sales of securities with sizable unrealized gain positions during the first three months of 2013.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $224.7 million, or 54.6%, to $636.4 million from $411.7 million for the six months ended June 30, 2013 and 2012, respectively.  Our loss ratio for the six months ended June 30, 2013 and 2012 was 67.4% and 63.5%, respectively. The increase in the loss ratio in 2013 primarily impacted our Specialty Risk and Extended Warranty segment and our Small Commercial Business segment. The increases resulted from higher ultimate loss selections in our European casualty business and a higher loss ratio from having a higher percentage of earned premium in 2013 from our workers' compensation business in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states, and changes in the proportionate share of business written by segment.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $95.7 million, or 37.7%, to $349.4 million from $253.7 million for the six months ended June 30, 2013 and 2012, respectively.  The expense ratio for the same periods decreased to 23.1% from 25.1%, respectively, and was distributed across our three primary segments. The decrease in the expense ratio resulted both from change in business mix and economies of scale. During the six months ended June 30, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business in both the Small Commercial Business and Specialty Program segments, which has lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to leveraging of our existing employee base.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $54.1 million, or 48.5%, to $165.5 million from $111.4 million for the six months ended June 30, 2013 and 2012, respectively. The change in income from 2013 to 2012 resulted primarily from increases in underwriting income of $16.5 million, realized gains on sales of investments of $17.8 million and income derived from service and fee income of approximately $9.9 million.

Interest Expense. Interest expense for the six months ended June 30, 2013 was $15.0 million, compared to $14.1 million for the same period in 2012. The increase was primarily related to higher interest on repurchase agreements and interest on our promissory notes issued during the third quarter of 2012.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a gain on investment in life settlement contracts of $0.004 million for the six months ended June 30, 2013 compared to a gain of $2.1 million for the six months ended 2012. The decrease in the gain from life settlement contracts resulted from a lower net increase in fair value of the life settlement contracts, based on updated life expectancies of the underlying insureds. This decrease was partially offset by a gain realized upon two mortality events in the six months ended June 30, 2013.

Acquisition Gain on Purchase. We recognized an acquisition gain on purchase for the six months ended June 30, 2013 of $58.0 million compared to recognizing no gain on acquisition for the three months ended June 30, 2012. The gain on acquisition related to the purchase of Car Care, FNIC and Sequoia during the six months ended June 30, 2013.

 Provision for Income Tax. Income tax expense for the six months ended June 30, 2013 was $55.9 million, which resulted in an effective tax rate of 26.6% compared to $22.9 million for the six months ended June 30, 2012, which resulted in an effective tax rate of 23.8%. The effective rate increased during the six months ended June 30, 2013 primarily from the gain recognized on the acquisition of FNIC and Sequoia during the three months ended June 30, 2013.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $3.1 million for the six months ended June 30, 2013 to $8.6 million compared to $5.5 million for the six months ended June 30, 2012. The increase in equity in earnings for the six months ended June 30 2013 compared to the six months ended June 30, 2012 resulted primarily from a realized gain of approximately $8.6 million from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC's sale of shares in a 144A offering in June 2013, partially offset by a decline in earnings from our proportionate share of equity income from NGHC's results of operations.

Small Commercial Business Segment Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$389,911	$214,127	$765,760	$446,478

Net written premium	218,553	104,270	392,293	223,160
Change in unearned premium	(30,253)	(10,702)	(77,393)	(37,264)
Net earned premiums	188,300	93,568	314,900	185,896

Ceding commission – primarily related party	28,322	15,458	52,488	32,590

Loss and loss adjustment expense	(124,368)	(60,305)	(208,698)	(119,529)
Acquisition costs and other underwriting expenses	(76,931)	(42,165)	(132,761)	(85,095)
	(201,299)	(102,470)	(341,459)	(204,624)
Underwriting income	$15,323	$6,556	$25,929	$13,862

Key measures:
Net loss ratio	66.0%	64.5%	66.3%	64.3%
Net expense ratio	25.8%	28.5%	25.5%	28.2%
Net combined ratio	91.9%	93.0%	91.8%	92.5%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$76,931	$42,165	$132,761	$85,095
Less: ceding commission revenue – primarily related party	28,322	15,458	52,488	32,590
	48,609	26,707	80,273	52,505
Net earned premium	$188,300	$93,568	$314,900	$185,896
Net expense ratio	25.8%	28.5%	25.5%	28.2%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2013 and 2012

Gross Written Premium.  Gross written premium increased $175.8 million, or 82.1%, to $389.9 million from $214.1 million for the three months ended June 30, 2013 and 2012, respectively. The increase related primarily from the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The majority of the $110 million increase came from the states of California, Florida, New York and Pennsylvania. Additionally, we had an increase in our assigned risk premium of $23.5 million.

Net Written Premium.  Net written premium increased $114.3 million, or 109.6%, to $218.6 million from $104.3 million for the three months ended June 30, 2013 and 2012, respectively. The increase in net premium resulted from an increase in gross written premium for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as well as an increase in the retention of gross written premium period over period. Our retention rates for the segment were 56.1% and 48.7% for the three months ended June 30, 2013 and 2012, respectively. The increase was partially offset by an increase in our assigned risk business in 2013, for which we cede 100 percent of our gross written business.

Net Earned Premium.  Net earned premium increased $94.7 million, or 101.2%, to $188.3 million from $93.6 million for the three months ended June 30, 2013 and 2012, respectively. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the twelve months ended June 30, 2013 compared to the twelve months ended June 30, 2012. In addition, acquired unearned premium of approximately $66 million from the Sequoia and FNIC acquisitions impacted earned premium in 2013.

Ceding Commission.  The ceding commission earned during the three months ended June 30, 2013 and 2012 was $28.3 million and $15.4 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $64.1 million, or 106.3%, to $124.4 million from $60.3 million for the three months ended June 30, 2013 and 2012, respectively. Our loss ratio for the segment for the three months ended June 30, 2013 increased to 66.0% from 64.5% for the three months ended June 30, 2012. The increase in the loss ratio in the three months ended June 30, 2013 resulted primarily from having a higher percentage of earned premium in 2013 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $34.7 million, or 82.3%, to $76.9 million from $42.2 million for the three months ended June 30, 2013 and 2012, respectively. The expense ratio decreased to 25.8% for the three months ended June 30, 2013 from 28.5% for the three months ended June 30, 2012. The decrease in the expense ratio resulted from a change in our business mix. During the three months ended June 30, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business, which has lower policy acquisition expenses.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $8.7 million, or 132.7%, to $15.3 million from $6.6 million for the three months ended June 30, 2013 and 2012, respectively. The increase resulted primarily from an increase in the level of earned premium during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as well as a lower expense ratio, partially offset by higher loss and loss adjustment expenses in the second quarter of 2013 compared to the second quarter of 2012.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2013 and 2012

Gross Written Premium.  Gross written premium increased $319.3 million, or 71.5%, to $765.8 million from $446.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase related primarily from the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The majority of the $213 million increase came from the states of California, Florida, New York and Pennsylvania. Additionally, we had an increase in our assigned risk premium of $40.5 million.

Net Written Premium.  Net written premium increased $169.1 million, or 75.8%, to $392.3 million from $223.2 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net premium resulted from an increase in gross written premium for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as well as an increase in the retention of gross written premium period over period. Our retention rates for the segment were 51.2% and 50.0% for the three months ended June 30, 2013 and 2012, respectively. This was partially offset by an increase in our assigned risk business in 2013, for which we cede 100 percent of our gross written business.

Net Earned Premium.  Net earned premium increased $129.0 million, or 69.4%, to $314.9 million from $185.9 million for the six months ended June 30, 2013 and 2012, respectively. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the twelve months ended June 30, 2013 compared to the twelve months ended June 30, 2012.

Ceding Commission.  The ceding commission earned during the six months ended June 30, 2013 and 2012 was $52.5 million and $32.6 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $89.2 million, or 74.6%, to $208.7 million from $119.5 million for the six months ended June 30, 2013 and 2012, respectively. Our loss ratio for the segment for the six months ended June 30, 2013 increased to 66.3% from 64.3% for the six months ended June 30, 2012. The increase in the loss ratio in the six months ended June 30, 2013 resulted primarily from having a higher percentage of earned premium in 2013 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $47.7 million, or 56.1%, to $132.8 million from $85.1 million for the six months ended June 30, 2013 and 2012, respectively. The expense ratio decreased to 25.5% for the six months ended June 30, 2013 from 28.2% for the six months ended June 30, 2012. The decrease in the expense ratio resulted both from a change in our business mix and economies of scale. During the six months ended June 30, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business, which has lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to the leveraging of our existing employee base.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $12.0 million, or 86.6%, to $25.9 million from $13.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase resulted primarily from an increase in the level of earned premium during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as well as a lower expense ratio, partially offset by higher loss and loss adjustment expenses in the first six months of 2013 compared to the first six months of 2012.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$447,885	$272,610	$776,214	$506,699

Net written premium	290,272	172,259	474,714	313,420
Change in unearned premium	(82,122)	(30,652)	(125,410)	(36,240)
Net earned premiums	208,150	141,607	349,304	277,180

Ceding commission – primarily related party	23,405	16,174	41,413	33,368

Loss and loss adjustment expense	(144,050)	(85,628)	(237,021)	(169,071)
Acquisition costs and other underwriting expenses	(62,846)	(44,038)	(104,749)	(87,123)
	(206,896)	(129,666)	(341,770)	(256,194)
Underwriting income	$24,659	$28,115	$48,947	$54,354

Key measures:
Net loss ratio	69.2%	60.5%	67.9%	61.0%
Net expense ratio	18.9%	19.7%	18.1%	19.4%
Net combined ratio	88.2%	80.1%	86.0%	80.4%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$62,846	$44,038	$104,749	$87,123
Less: ceding commission revenue – primarily related party	23,405	16,174	41,413	33,368
	39,441	27,864	63,336	53,755
Net earned premium	$208,150	$141,607	$349,304	$277,180
Net expense ratio	18.9%	19.7%	18.1%	19.4%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $175.3 million, or 64.3%, to $447.9 million from $272.6 million for the three months ended June 30, 2013 and 2012, respectively. The segment experienced growth both in Europe and the United States. The growth in Europe was driven primarily by a non-recurring insurance policy totaling approximately $78 million of written premium and the acquisition of Car Care, which had premium writings of approximately $29 million. The growth in the United States resulted from the underwriting of new programs.

Net Written Premium. Net written premium increased $118.0 million, or 68.5%, to $290.3 million from $172.3 million for the three months ended June 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase of gross written premium for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as well as a higher retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 64.8% and 63.2% for the three months ended June 30, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $66.6 million, or 47.1%, to $208.2 million from $141.6 million for the three months ended June 30, 2013 and 2012, respectively.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the three months ended June 30, 2013.

Ceding Commission.  The ceding commission earned during the three months ended June 30, 2013 and 2012 was $23.4 million and $16.2 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $58.5 million, or 68.3%, to $144.1 million from $85.6 million for the three months ended June 30, 2013 and 2012, respectively. Our loss ratio for the segment for the three months ended June 30, 2013 increased to 69.2% from 60.5% for the three months ended June 30, 2012.  The increase in the loss ratio for the three months ended June 30, 2013 resulted primarily from our assignment of a higher ultimate loss selection for our European casualty business in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $18.8 million, or 42.7%, to $62.8 million from $44.0 million for the three months ended June 30, 2013 and 2012, respectively. The expense ratio decreased to 18.9% for the three months ended June 30, 2013 from 19.7% for the three months ended June 30, 2012.The decrease in the expense ratio resulted from from a decline in policy acquisition costs as a percentage of earned premium.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio decreased $3.4 million, or 12%, to $24.7 million from $28.1 million for the three months ended June 30, 2013 and 2012, respectively. The decrease was attributable primarily to an increase in the segment’s loss ratio during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, partially offset by an increase in the segment's earned premium.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $269.5 million, or 53.2%, to $776.2 million from $506.7 million for the six months ended June 30, 2013 and 2012, respectively. The segment experienced growth both in Europe and the United States. The growth in Europe was driven primarily by a non-recurring insurance policy totaling approximately $78 million of written premium and the acquisition of Car Care, which had premium writings of approximately $38 million. The growth in the United States resulted from the underwriting of new programs, including programs related to our acquisition of CNH in 2012.

Net Written Premium. Net written premium increased $161.3 million, or 51.5%, to $474.7 million from $313.4 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase of gross written premium for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 61.2% and 61.9% for the six months ended June 30, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $72.1 million, or 26.0%, to $349.3 million from $277.2 million for the six months ended June 30, 2013 and 2012, respectively.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the six months ended June 30, 2013.

Ceding Commission.  The ceding commission earned during the six months ended June 30, 2013 and 2012 was $41.4 million and $33.4 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $67.9 million, or 40.2%, to $237.0 million from $169.1 million for the six months ended June 30, 2013 and 2012, respectively. Our loss ratio for the segment for the six months ended June 30, 2013 increased to 67.9% from 61.0% for the six months ended June 30, 2012.  The increase in the loss ratio for the six months ended June 30, 2013 resulted primarily from our assignment of a higher ultimate loss selection for our European casualty business in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses decreased $17.6 million, or 20.2%, to $104.7 million from $87.1 million for the six months ended June 30, 2013 and 2012, respectively. The expense ratio decreased to 18.1% for the six months ended June 30, 2013 from 19.4% for the six months ended June 30, 2012. The decrease in the expense ratio resulted from a decline in policy acquisition costs as a percentage of earned premium.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio decreased $5.5 million, or 10.1%, to $48.9 million from $54.4 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was attributable primarily to an increase in the segment’s loss ratio during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by an increase in the segment's earned premium.

Specialty Program Segment Results of Operations for Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$173,843	$121,878	$382,935	$226,516

Net written premium	102,197	86,237	245,469	155,354
Change in unearned premium	8,479	(15,369)	(23,315)	(24,825)
Net earned premium	110,676	70,868	222,154	130,529

Ceding commission – primarily related party	15,430	12,918	37,214	24,866

Loss and loss adjustment expense	(75,820)	(47,826)	(151,374)	(88,020)
Acquisition costs and other underwriting expenses	(43,799)	(34,985)	(94,126)	(64,924)
	(119,619)	(82,811)	(245,500)	(152,944)
Underwriting income	$6,487	$975	$13,868	$2,451

Key measures:
Net loss ratio	68.5%	67.5%	68.1%	67.4%
Net expense ratio	25.6%	31.1%	25.6%	30.7%
Net combined ratio	94.1%	98.6%	93.8%	98.1%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$43,799	$34,985	$94,126	$64,924
Less: ceding commission revenue – primarily related party	15,430	12,918	37,214	24,866
	28,369	22,067	56,912	40,058
Net earned premium	$110,676	$70,868	$222,154	$130,529
Net expense ratio	25.6%	31.1%	25.6%	30.7%

Specialty Program Segment Results of Operations for Three Months Ended June 30, 2013 and 2012

Gross Written Premium.  Gross premium increased $51.9 million, or 42.6%, to $173.8 million from $121.9 million for the three months ended June 30, 2013 and 2012, respectively. The segment benefited from growth in new programs and existing programs, including both workers' compensation programs and commercial package policy programs. Additionally, the segment benefited from new programs, including both workers' compensation programs and commercial package policy programs, which accounted for 37% of the total increase in gross written premium during the second quarter of 2013.

Net Written Premium.  Net written premium increased $16.0 million million, or 18.5%, to $102.2 million from $86.2 million for the three months ended June 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase in gross written premium for the three months ended June 30, 2013 compared to for the three months ended June 30, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 58.8% and 70.8% for the three months ended June 30, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $39.8 million, or 56.2%, to $110.7 million from $70.9 million for the three months ended June 30, 2013 and 2012, respectively. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2013 compared to 2012.

Ceding Commission.   The ceding commission earned during the three months ended June 30, 2013 and 2012 was $15.4 million and $12.9 million, respectively. The ceding commission increased period over period as result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $28.0 million, or 58.5%, to $75.8 million for the three months ended June 30, 2013, compared to $47.8 million for the three months ended June 30, 2012. Our loss ratio for the segment for the three months ended June 30, 2013 increased to 68.5% from 67.5% for the three months ended June 30, 2012. The increase in the loss ratio in the three months ended June 30, 2013 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $8.8 million, or 25.2%, to $43.8 million from $35.0 million for the three months ended June 30, 2013 and 2012, respectively. The expense ratio decreased to 25.6% for the three months ended June 30, 2013 from 31.1% for the three months ended June 30, 2012. The decrease in the expense ratio resulted both from a change in business mix and economies of scale. During the three months ended June 30, 2013, a higher percentage of gross written premium was attributable to workers' compensation business, which has lower policy acquisition expenses than other types of business written in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $5.5 million, or 565.3%, to $6.5 million from $1.0 million for the three months ended June 30, 2013 and 2012, respectively. The increase of $5.5 million resulted primarily from a decrease in expense ratio in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, partially offset by an increase in the loss ratio in the same period.

Specialty Program Segment Results of Operations for Six Months Ended June 30, 2013 and 2012

Gross Written Premium.  Gross premium increased $156.4 million, or 69.0%, to $382.9 million from $226.5 million for the six months ended June 30, 2013 and 2012, respectively. The segment benefited from growth in new programs and existing programs, including both workers' compensation programs and commercial package policy programs. Additionally, the segment benefited from new programs, particularly workers' compensation programs, which accounted for 41.5% of the total increase in gross written premium in the first six months of 2013.

Net Written Premium.  Net written premium increased $90.1 million, or 58.0%, to $245.5 million from $155.4 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase in gross written premium for the six months ended June 30, 2013 compared to for the six months ended June 30, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 64.1% and 68.6% for the six months ended June 30, 2013 and 2012, respectively.

Net Earned Premium.  Net earned premium increased $91.7 million, or 70.3%, to $222.2 million from $130.5 million for the six months ended June 30, 2013 and 2012, respectively. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2013 compared to 2012.

Ceding Commission.   The ceding commission earned during the six months ended June 30, 2013 and 2012 was $37.2 million and $24.9 million, respectively. The ceding commission increased period over period as result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $63.4 million, or 72.0%, to $151.4 million for the six months ended June 30, 2013, compared to $88.0 million for the six months ended June 30, 2012. Our loss ratio for the segment for the six months ended June 30, 2013 increased to 68.1% from 67.4% for the six months ended June 30, 2012. The increase in the loss ratio in the six months ended June 30, 2013 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $29.2 million, or 45.0%, to $94.1 million from $64.9 million for the six months ended June 30, 2013 and 2012, respectively. The expense ratio decreased to 25.6% for the six months ended June 30, 2013 from 30.7% for the six months ended June 30, 2012. The decrease in the expense ratio resulted both from a change in business mix and economies of scale. During the six months ended June 30, 2013, a higher percentage of gross written premium was attributable to workers' compensation business, which has lower policy acquisition expenses than other types of business written in this segment.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $11.4 million, or 465.1%, to $13.9 million from $2.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase of $11.4 million resulted primarily from a decrease in the expense ratio in 2013 compared to 2012.

Personal Lines Reinsurance Segment Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$28,975	$28,823	$59,627	$59,432

Net written premium	28,975	28,823	59,627	59,432
Change in unearned premium	438	(872)	(1,452)	(5,019)
Net earned premium	29,413	27,951	58,175	54,413
Loss and loss adjustment expense	(19,872)	(18,028)	(39,273)	(35,096)
Acquisition costs and other underwriting expenses	(8,983)	(8,525)	(17,743)	(16,596)
	(28,855)	(26,553)	(57,016)	(51,692)
Underwriting income	$558	$1,398	$1,159	$2,721

Key measures:
Net loss ratio	67.6%	64.5%	67.5%	64.5%
Net expense ratio	30.5%	30.5%	30.5%	30.5%
Net combined ratio	98.1%	95.0%	98.0%	95.0%

Personal Lines Reinsurance Segment Results of Operations for the Three Months Ended June 30, 2013 and 2012

We assumed $29.0 million and $28.8 million of premium from the insurance companies of GMAC Insurance Holdings, Inc. (the "GMACI Insurers") for the three months ended June 30, 2013 and 2012, respectively. As the GMACI premium in the three months ended June 30, 2013 compared to June 30, 2012 was essentially unchanged, our assumed premium was also unchanged. Net earned premium increased 5.2% in the second quarter of 2013 compared to the second quarter of 2012 due to the earning cycle of assumed written premium in 2012. Loss and loss adjustment expense increased 10.2% for the three months ended June 30, 2013 compared to the same period in 2012 and increased proportionally with net earned premium, as well as experiencing higher ultimate losses in 2013 compared to 2012. The net expense ratio in the second quarter of 2013 was flat compared to second quarter of 2012.

Personal Lines Reinsurance Segment Results of Operations for the Six Months Ended June 30, 2013 and 2012

We assumed $59.6 million and $59.4 million of premium from the GMACI Insurers for the six months ended June 30, 2013 and 2012, respectively. As the GMACI premium in the six months ended June 30, 2013 compared to June 30, 2012 was essentially unchanged, our assumed premium was also unchanged. Net earned premium increased 7.0% in the six months ended June 30, 2013 compared to the same period in 2012 due to the earning cycle of assumed written premium in 2012. Loss and loss adjustment expense increased 12.0% for the six months ended June 30, 2013 compared to the same period in 2012 and increased proportionally with net earned premium, as well as experiencing higher ultimate losses in 2013 compared to 2012. The net expense ratio in the six months ended June 30, 2013 was flat compared to the same period in 2012.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were $437 million and $368 million in the six months ended June 30, 2013 and 2012, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for payment of claims and operating expenses, payment of interest and principal on debt facilities and other holding company expenses for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
(Amounts in Thousands)	2013	2012
Cash and cash equivalents provided by (used in):
Operating activities	$496,603	$224,501
Investing activities	(538,726)	(338,882)
Financing activities	80,242	64,578

Net cash provided by operating activities for the six months ended June 30, 2013 increased compared to cash provided by operating activities in the six months ended June 30, 2012. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2013 compared to 2012.

Net cash used in investing activities was approximately $539 million during the six months ended June 30, 2013 and consisted primarily of approximately $342 million for the net purchase of fixed maturity and equity securities, approximately $85 million for restricted cash, approximately $73 million for acquisitions, approximately $23 million for capital expenditures and approximately $19 million for the acquisition of and premium payments for life settlement contracts. Net cash used in investing activities was $339 million for the six months ended June 30, 2012 and consisted of approximately $284 million for the net purchase of fixed maturity and equity securities, approximately $24 million for the acquisition of and premium payments for life settlement contracts, an increase in restricted cash of $22 million and capital expenditures of approximately $15 million.

Net cash provided by financing activities was approximately $80 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of approximately $65 million during the six months ended June 30, 2012. In 2013, we received approximately $111 million of net proceeds from a preferred share offering and approximately $6 million from non-controlling interest capital contributions to certain subsidiaries, which was partially offset by payments of approximately $10 million of dividends and approximately $30 million to settle repurchase agreements. During the six months ended June 30, 2012, cash provided by financing activities primarily included debt proceeds of approximately $25 million, non-controlling interest capital contributions to one of our subsidiaries of approximately $10 million and borrowings from securities sold under agreements to repurchase of $40 million, partially offset by cash dividend payments of approximately $11 million and note payments of approximately $8 million.

Other Material Changes in Financial Position

(Amounts in thousands)	June 30, 2013	December 31, 2012
Assets:
Fixed maturities, available for sale	$2,730,830	$2,065,226
Prepaid reinsurance premium	928,613	754,844
Liabilities:
Loss and loss expense reserve	$3,065,792	$2,426,400
Unearned premium	2,385,190	1,773,593
Accrued expenses and other current liabilities	758,061	406,447

The increase in fixed maturities, available for sale and accrued expenses and other current liabilities from December 31, 2012 to June 30, 2013 related to certain assets and liabilities assumed from the acquisition of Car Care, Sequoia and FNIC. The increase in prepaid reinsurance premium between periods related to higher cessions of premium during the first six months of 2013. The increase in loss and loss expense reserve, unearned premium related to an increase in gross written premium during the six months ended June 30, 2013 compared to 2012, as well as the assumption of these liabilities associated with the acquisitions of Car Care, Sequoia and MIHC.

Preferred Stock

On June 10, 2013, we issued 4,600,000 shares of 6.75% Non-Cumulative Preferred Stock. Dividends on the Series A Preferred Stock when, as and if declared by our Board of Directors or a duly authorized committee of the Board will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the 15th day of March, June, September and December of each year (each, a "dividend payment date"), commencing on September 15, 2013, at an annual rate of 6.75%.

Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment.

Revolving Credit Agreement

We have a $200 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility, which matures in 2016, is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million. Fees associated with the Credit Agreement were approximately $1.0 million. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We are in compliance with all covenant as of June 30, 2013.

As of June 30, 2013, we had no outstanding borrowings under this Credit Agreement. We had outstanding letters of credit in place under this Credit Agreement at June 30, 2013 for $49.2 million, which reduced the availability for letters of credit to $50.8 million as of June 30, 2013, and the availability under the facility to $150.8 million as of June 30, 2013.

Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on our credit facility as of June 30, 2013 was 1.75%. We recorded total interest expense of approximately $1.2 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively, under our current and former Credit Agreement.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at June 30, 2013), a letter of credit fronting fee with respect to each letter of credit of 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio and was 0.25% at June 30, 2013).

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

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at June 30, 2013 is equal to 34.5759 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $28.92 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders of the Notes will have the right to require us to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $7.2 million and $6.9 million for the six months ended June 30, 2013 and 2012, respectively.

Secured Loan Agreement

During 2011, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.2 million and $0.2 million for the six months ended June 30, 2013 and 2012 related to this agreement. The loan is secured by an aircraft that our subsidiaries acquired in February 2011.

 The agreement contains certain covenants that are similar to our revolving credit facility. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, we are required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft.  During the three months ended June 30, 2013, we paid $0.3 million to reduce the outstanding principal balance to meet these terms. The agreement allows us, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities, which we invest or hold in short term or fixed income securities. As of June 30, 2013, there were $205.2 million principal amount outstanding at interest rates between 0.00% and 0.53%. Interest expense associated with these repurchase agreements for the six months ended June 30, 2013 was $0.2 million, of which $0.0 million was accrued as of June 30, 2013. We have approximately $266.4 million of collateral pledged in support of these agreements. Additionally, during the three months ended June 30, 2013, we closed its reverse repurchase agreement and did not incur any gain or loss as a result of this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of June 30, 2013 and December 31, 2012.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of our obligations to our U.S. subsidiaries.  The amount of this collateral as of June 30, 2013 was approximately $947.6 million.  Maiden retains ownership of the collateral in the trust account.

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank during the 2011. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million and was utilized for $49.6 million as of June 30, 2013. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

We, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $50.5 million as of June 30, 2013.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts, other investments and equity investments, increased $796 million, or 30.8%, to $3.4 billion for the six months ended June 30, 2013 from $2.6 billion as of December 31, 2012. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the three months ended June 30, 2013 related, primarily, to the acquisitions of Car Care, Sequoia and FNIC. Our fixed maturity securities, gross, had a fair value of $2.7 billion and an amortized cost of $2.7 billion as of June 30, 2013. Our equity securities are reported at fair value and totaled $25.9 million with a cost of $24.8 million as of June 30, 2013. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	June 30, 2013		December 31, 2012
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$613,502	18.1%	$493,132	19.0%
Time and short-term deposits	15,209	0.4	10,282	0.4
U.S. treasury securities	93,683	2.8	66,192	2.6
U.S. government agencies	8,781	0.3	40,301	1.6
Municipals	439,219	13.0	299,442	11.6
Foreign government	74,354	2.2	—	—
Commercial mortgage back securities	24,568	0.7	10,200	0.4
Residential mortgage backed securities:
Agency backed	512,901	15.2	292,614	11.3
Non-agency backed	7,228	0.2	7,063	0.2
Asset-backed securities	6,937	0.2	—	—
Corporate bonds	1,563,159	46.1	1,349,414	52.1
Preferred stocks	3,275	0.1	5,184	0.2
Common stocks	22,620	0.7	15,281	0.6
	$3,385,436	100.0%	$2,589,105	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2013 and December 31, 2012, as rated by Standard and Poor’s.

	June 30, 2013	December 31, 2012
U.S. Treasury	3.4%	1.9%
AAA	14.0	13.8
AA	31.9	31.2
A	22.8	24.4
BBB, BBB+, BBB-	26.0	27.1
BB, BB+, BB-	1.7	1.6
B, B+, B-	0.1	—
Other	0.1	—
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	2.21	5.6	2.18	2.4
U.S. government agencies	2.64	1.2	4.14	3.1
Foreign government	2.12	4.4	3.37	5.6
Corporate bonds	3.52	5.3	3.95	5.1
Municipals	3.66	7.5	4.30	6.2
Mortgage and asset backed	2.95	4.7	3.41	2.2

As of June 30, 2013, the weighted average duration of our fixed income securities was 5.5 years and had a yield of 3.34%.

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

The impairment charges of our fixed and equity securities for the six months ended June 30, 2013 and 2012 are presented in the table below:

(Amounts in Thousands)	2013	2012
Equity securities	$—	$1,208
Fixed maturity securities	—	—
	$—	$1,208

During the six months ended June 30, 2013, we had no impairment charge of our fixed and equity securities. In addition, during the six months ended June 30, 2013, we had $69.8 million of gross unrealized losses, of which $0.7 million related to marketable equity securities and $69.1 million related to fixed maturity securities.

Corporate bonds represent 57% of the fair value of our fixed maturities and 62% of the total unrealized losses of our fixed maturities. We own 854 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 20%, 34% and 3%, respectively, and 38%, 22% and 3% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $0.7 million as of June 30, 2013 is not material to our financial position.

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

Interest Rate Risk. We had fixed maturity securities (excluding $15.2 million of time and short-term deposits) with a fair value of $2.73 billion and carrying value of $2.73 billion as of June 30, 2013 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2013 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of June 30, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$2,449,222	$(281,608)	(13.9)%
100 basis point increase	2,585,704	(145,126)	(7.2)%
No change	2,730,830	—	—
100 basis point decrease	2,883,232	152,402	7.5%
200 basis point decrease	3,043,489	312,659	15.4%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $477.2 million of debt instruments of which $309.2 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. ("MIC"). While the functional currencies of AIU, AEL and MIC are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $26.2 million after tax realized currency loss based on our outstanding foreign denominated reserves of $804.8 million at June 30, 2013.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2013, the equity securities in our investment portfolio had a fair value of $25.9 million, representing approximately less than 1% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$27,190	$1,295	0.1%
No change	25,895	—
5 % decrease	24,600	(1,295)	(0.1)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we purchased 1,201 shares of our common stock from employees in connection with the vesting of restricted stock issued to certain employees in connection with our 2010 Omnibus Incentive Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares. In addition, in November 2007, our board of directors authorized us to repurchase up to 3,000,000 shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this authority during the three months ended June 30, 2013.

The following table summarizes the Company’s stock repurchases for the three-month period ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
April 1 - 31, 2013	—	$—	—	2,223,713
May 1 - 30, 2013	—	—	—	2,223,713
June 30, 2013	1,201	35.70	—	2,223,713
Total	1,201	$35.70	—	2,223,713

(1)	Includes 1,201 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

On August 6, 2013, our Board of Directors approved an amendment to our Amended and Restated Bylaws, effective immediately, to add a new Section 12 to Article VI that provides that, unless we consent in writing to an alternative forum, state or federal courts located in the State of Delaware will be the sole and exclusive remedy for (a) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or agents to the Company or our stockholders, (iii) any action asserting a claim arising pursuant to any provisions of the General Corporation Law of the State of Delaware, our Certificate of Incorporation or our Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The amendment further provides that any person or entity purchasing or otherwise acquiring an interest in our shares of capital stock is deemed to have notice of and consented to the foregoing provision. This new provision will not apply where the Delaware courts cannot obtain personal jurisdiction over an indispensible party named as a defendant, meaning that stockholders retain the right to sue outside of Delaware when a case does not involve Delaware law and/or jurisdiction cannot be obtained in Delaware.

The foregoing summary of the amendment is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws as adopted and effective as of August 6, 2013, a copy of which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed May 28, 2013).

3.2
Certificate of Designations of 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed June 10, 2013).

3.3	Amended and Restated By-Laws of the Company.

4.1
Form of stock certificate evidencing 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed June 10, 2013).

10.1
Amendment No. 1, dated June 26, 2013, to the Credit Agreement, dated August 10, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K (No. 001-33143) filed July 1, 2013).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2013.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2013.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2013.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2013.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith).

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

AmTrust Financial Services, Inc.
(Registrant)

Date:	August 9, 2013	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer