Form 10-Q
period 2013-09-30
Amtrust Financial Services, Inc.
filed 2013-11-08
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Yes      ☐ No      ☒

As of November 1, 2013, the Registrant had one class of Common Stock ($.01 par value), of which 74,649,716 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (In Thousands, Except Par Value)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $3,041,141; $1,947,644)	$3,053,959	$2,065,226
Equity securities, available-for-sale, at market value (cost $29,498; $20,943)	29,704	20,465
Short-term investments	22,471	10,282
Equity investment in unconsolidated subsidiaries – related party	88,847	96,153
Other investments	24,511	11,144
Total investments	3,219,492	2,203,270
Cash and cash equivalents	485,801	414,370
Restricted cash and cash equivalents	112,137	78,762
Accrued interest and dividends	24,399	18,536
Premiums receivable, net	1,431,301	1,251,262
Reinsurance recoverable (related party $1,008,073; $789,519)	1,857,634	1,318,395
Prepaid reinsurance premium (related party $664,917; $547,128)	957,114	754,844
Prepaid expenses and other assets (recorded at fair value $227,164; $193,927)	663,689	421,163
Federal income tax receivable	—	16,609
Deferred policy acquisition costs	457,369	349,126
Property and equipment, net	95,270	75,933
Goodwill	249,154	229,780
Intangible assets	345,738	285,187
	$9,899,098	$7,417,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$3,615,536	$2,426,400
Unearned premiums	2,537,401	1,773,593
Ceded reinsurance premiums payable (related party $272,802; $333,962)	434,332	528,322
Reinsurance payable on paid losses	31,468	13,410
Funds held under reinsurance treaties	30,376	33,946
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	—	56,711
Securities sold under agreements to repurchase, at contract value	204,306	234,911
Accrued expenses and other current liabilities (recorded at fair value $11,045; $11,750)	642,361	406,447
Deferred income taxes	168,664	225,484
Debt	559,662	301,973
Total liabilities	8,392,081	6,169,172
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,116 and 91,216 issued in 2013 and 2012, respectively; 74,550 and 73,911 outstanding in 2013 and 2012, respectively	980	912
Preferred stock, $.01 par value; 10,000 shares authorized, 4,600 and 0 issued and outstanding in 2013 and 2012, respectively	115,000	—
Additional paid-in capital	1,029,274	761,105
Treasury stock at cost; 23,567 and 24,024 shares in 2013 and 2012, respectively	(286,980)	(293,791)
Accumulated other comprehensive (loss) income	(8,000)	64,231
Retained earnings	538,165	611,664
Total AmTrust Financial Services, Inc. equity	1,388,439	1,144,121
Non-controlling interest	117,978	103,344
Total stockholders’ equity	1,506,417	1,247,465
	$9,899,098	$7,417,237
See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premium income:
Net written premium	$728,796	$483,659	$1,900,899	$1,235,025
Change in unearned premium	(114,901)	(96,212)	(342,471)	(199,560)
Net earned premium	613,895	387,447	1,558,428	1,035,465
Ceding commission – primarily related party	68,219	49,860	199,334	140,684
Service and fee income (related parties – three months $11,715; $7,171 and nine months $36,636; $20,195)	89,981	44,561	238,596	118,110
Net investment income	23,290	18,429	64,019	49,291
Net realized gain on investments	1,112	2,213	20,463	3,768
Total revenues	796,497	502,510	2,080,840	1,347,318
Expenses:
Loss and loss adjustment expense	410,579	255,646	1,046,945	667,362
Acquisition costs and other underwriting expenses	207,819	143,736	557,198	397,474
Other	78,980	42,337	212,117	110,296
Total expenses	697,378	441,719	1,816,260	1,175,132
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	99,119	60,791	264,580	172,186
Other income (expense):
Interest expense	(9,120)	(7,218)	(24,089)	(21,303)
Gain on investment in life settlement contracts net of profit commission	76	3,251	80	5,302
Foreign currency gain (loss)	368	(951)	2,423	(2,985)
Acquisition gain on purchase	—	—	55,786	—
Total other income (expense)	(8,676)	(4,918)	34,200	(18,986)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	90,443	55,873	298,780	153,200
Provision for income taxes	32,681	13,187	87,808	36,106
Income before equity in earnings of unconsolidated subsidiaries	57,762	42,686	210,972	117,094
Equity in earnings of unconsolidated subsidiary – related party	1,927	3,207	10,537	8,659
Net income	$59,689	$45,893	$221,509	$125,753
Net loss (income) attributable to non-controlling interest of subsidiaries	597	(2,663)	1,474	(3,079)
Net income attributable to AmTrust Financial Services, Inc.	$60,286	$43,230	$222,983	$122,674
Dividends on preference stock	(2,048)	—	(2,048)	—
Net income attributable to AmTrust common shareholders	$58,238	$43,230	$220,935	$122,674
Earnings per common share:
Basic earnings per share	$0.78	$0.59	$2.98	$1.67
Diluted earnings per share	$0.74	$0.56	$2.84	$1.61
Dividends declared per common share	$0.14	$0.10	$0.42	$0.29
Net realized gain on investments:
Total other-than-temporary impairment loss	$—	$—	$—	$(1,208)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	(1,208)
Other net realized gain on investments	1,112	2,213	20,463	4,976
Net realized investment gain	$1,112	$2,213	$20,463	$3,768

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$59,689	$45,893	$221,509	$125,753
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10,826	7,484	(4,739)	4,624
Change in fair value of interest rate swap	(74)	(325)	862	(952)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	7,290	27,382	(72,193)	60,499
Reclassification adjustment for gains (losses) included in net income	578	442	3,839	(4,234)
Other comprehensive income (loss), net of tax	$18,620	$34,983	$(72,231)	$59,937
Comprehensive income	78,309	80,876	149,278	185,690
Less: Comprehensive income (loss) attributable to non-controlling interest	(597)	2,663	(1,474)	3,079
Comprehensive income attributable to AmTrust Financial Services, Inc.	$78,906	$78,213	$150,752	$182,611

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$221,509	$125,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,315	27,848
Net amortization of bond premium or discount	14,002	3,361
Equity earnings on investment in unconsolidated subsidiaries	(10,537)	(8,659)
Gain on investment in life settlement contracts, net	(80)	(5,302)
Realized gain on marketable securities	(20,463)	(4,976)
Non-cash write-down of marketable securities	—	1,208
Discount on notes payable	2,226	2,225
Stock based compensation	7,920	4,954
Bad debt expense	17,286	5,697
Foreign currency (gain) loss	(2,423)	2,985
Acquisition gain	(55,786)	—
Dividend received from equity investment	12,203	—
Changes in assets - (increase) decrease:
Premiums and note receivables	(115,370)	(111,200)
Reinsurance recoverable	(478,253)	(119,611)
Deferred policy acquisition costs, net	(108,243)	(68,656)
Prepaid reinsurance premiums	(202,270)	(100,074)
Prepaid expenses and other assets	(140,039)	(44,998)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	(97,420)	(13,236)
Loss and loss expense reserve	921,763	367,943
Unearned premiums	544,781	316,330
Funds held under reinsurance treaties	(3,570)	(10,931)
Accrued expenses and other current liabilities	87,468	23,704
Deferred tax liability	(37,226)	8,559
Net cash provided by operating activities	604,793	402,924
Cash flows from investing activities:
Net (purchases) sales of securities with fixed maturities	(695,935)	(240,535)
Net sales (purchases) of equity securities	15,491	19,068
Net (purchases) sales of other investments	(3,409)	1,938
Acquisition of and capitalized premiums for life settlement contracts	(40,165)	(42,225)
Receipt of life settlement contract proceeds	9,054	10,074
Acquisition of subsidiaries, net of cash obtained	(72,867)	(19,764)
Increase in restricted cash and cash equivalents	(33,375)	(23,691)
Purchase of property and equipment	(29,311)	(19,955)
Net cash used in investing activities	(850,517)	(315,090)
Cash flows from financing activities:
Preferred share issuance, net	111,130	—
Common share issuance	472	—
Repurchase agreements, net	(30,605)	34,380
Senior notes proceeds	250,000	—

Convertible senior notes proceeds	—	25,000
Secured loan agreements payments	(1,037)	(729)
Promissory notes borrowings (payments), net	—	500
Financing fees	(2,740)	(1,670)
Non-controlling interest capital contribution to consolidated subsidiaries	16,108	16,624
Stock option exercise and other	5,429	4,176
Dividends distributed on common stock	(29,337)	(16,866)
Dividends distributed on preference stock	(2,048)	—
Net cash provided by financing activities	317,372	61,415
Effect of exchange rate changes on cash	(217)	1,893
Net increase (decrease) in cash and cash equivalents	71,431	151,142
Cash and cash equivalents, beginning of the period	414,370	406,847
Cash and cash equivalents, end of the period	$485,801	$557,989
Supplemental Cash Flow Information
Income tax payments	$26,634	$7,893
Interest payments on debt	$13,056	$12,555

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

The Company paid a 10% stock dividend during the three months ended September 30, 2013 and 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted in prior periods.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

In July 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss ("NOL") carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

•To the extent a NOL carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; and
•The entity does not intend to use the deferred tax asset for this purpose.

If either of these conditions exists, an entity should present an unrecognized benefit in the financial statements as a liability and should net the unrecognizable tax benefit with a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

In June 2013, the FASB issued Exposure Draft Insurance Contracts Topic 834. The exposure draft would impact all entities that write insurance contracts. If adopted, the guidance would supersede the requirements in ASC Topic 944, Financial Services - Insurance which currently apply to insurance entities. The guidance in the exposure draft would require a property and casualty insurer to measure its insurance contracts under the premium allocation approach, which would require an entity to record revenue over the coverage period on the basis of the expected timing of incurred claims. Comments on the exposure draft were due on October 25, 2013. If adopted, entities would be required to adopt this standard retrospectively. The Company is currently studying this exposure draft and the impact on the Company's results of operations, financial position or liquidity.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The standard is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

(a) Available-for-Sale Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2013 and December 31, 2012, are presented in the table below:

(Amounts in Thousands) As of September 30, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$3,064	$87	$(100)	$3,051
Common stock	26,434	2,178	(1,959)	26,653
U.S. treasury securities	91,566	1,644	(288)	92,922
U.S. government agencies	12,885	159	(3,285)	9,759
Municipal bonds	457,901	7,924	(18,966)	446,859
Foreign government	53,072	994	(1,004)	53,062
Corporate bonds:
Finance	1,018,340	44,691	(18,944)	1,044,087
Industrial	634,064	15,273	(23,809)	625,528
Utilities	70,541	2,419	(3,096)	69,864
Commercial mortgage backed securities	18,383	97	(263)	18,217
Residential mortgage backed securities:
Agency backed	663,069	17,008	(7,855)	672,222
Non-agency backed	14,259	128	(7)	14,380
Asset-backed securities	7,061	5	(7)	7,059
	$3,070,639	$92,607	$(79,583)	$3,083,663

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2013, the Company's foreign government securities were issued or guaranteed primarily by the European Investment Bank, Israel and the United Kingdom.

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

A summary of the Company’s available-for-sale fixed securities as of September 30, 2013 and December 31, 2012, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$80,580	$81,201	$20,786	$21,945
Due after one through five years	442,762	452,916	400,865	414,016
Due after five through ten years	1,467,462	1,474,498	966,158	1,044,510
Due after ten years	347,565	333,466	265,049	274,878
Mortgage and asset backed securities	702,772	711,878	294,786	309,877
Total fixed maturities	$3,041,141	$3,053,959	$1,947,644	$2,065,226

Proceeds from the sale of investments in available-for-sale securities during the nine months ended September 30, 2013 and 2012 were approximately $976,396 and $761,757, respectively.

(b) Investment Income

Net investment income for the three and nine months ended September 30, 2013 and 2012 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Fixed maturity securities	$21,766	$18,185	$57,354	$47,908
Equity securities	1,086	325	5,375	823
Cash and short term investments	782	120	2,530	1,096
	23,634	18,630	65,259	49,827
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	(344)	(201)	(1,240)	(536)
	$23,290	$18,429	$64,019	$49,291

(c) Other-Than-Temporary Impairment

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of September 30, 2013 and December 31, 2012:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) September 30, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,628	$(532)	107	$8,767	$(1,527)	29	$13,395	$(2,059)
U.S. treasury securities	49,471	(288)	19	—	—	—	49,471	(288)
U.S. government agencies	4,376	(3,285)	14	—	—	—	4,376	(3,285)
Municipal bonds	258,072	(18,327)	320	12,939	(639)	21	271,011	(18,966)
Foreign government	32,340	(1,000)	8	996	(4)	1	33,336	(1,004)
Corporate bonds:
Finance	438,370	(14,417)	303	57,465	(4,527)	45	495,835	(18,944)
Industrial	415,835	(23,586)	335	2,455	(223)	6	418,290	(23,809)
Utilities	45,403	(3,096)	32	—	—	—	45,403	(3,096)
Commercial mortgage backed securities	8,630	(263)	12	—	—	—	8,630	(263)
Residential mortgage backed securities:
Agency backed	222,626	(7,855)	130	—	—	—	222,626	(7,855)
Non-agency backed	315	(6)	7	24	(1)	1	339	(7)
Asset-backed securities	3,821	(7)	8	—	—	—	3,821	(7)
Total temporarily impaired securities	$1,483,887	$(72,662)	1,295	$82,646	$(6,921)	103	$1,566,533	$(79,583)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2012	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$7,643	$(1,138)	25	$1,978	$(48)	1	$9,621	$(1,186)
U.S. treasury securities	997	(4)	1	—	—	—	997	(4)
Municipal bonds	63,577	(752)	19	—	—	—	63,577	(752)
Corporate bonds:
Finance	52,398	(899)	20	95,992	(3,704)	13	148,390	(4,603)
Industrial	82,066	(881)	28	9,105	(213)	4	91,171	(1,094)
Utilities	5,860	(5)	3	—	—	—	5,860	(5)
Residential mortgage backed securities:
Agency backed	24,554	(654)	2	—	—	—	24,554	(654)
Non-agency backed	—	—	—	7,062	(763)	2	7,062	(763)
Total temporarily impaired securities	$237,095	$(4,333)	98	$114,137	$(4,728)	20	$351,232	$(9,061)

There are 1,398 and 118 securities at September 30, 2013 and December 31, 2012, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of September 30, 2013 and December 31, 2012, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $3,310 and $4,636, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of September 30, 2013:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of our restricted assets as of September 30, 2013 and December 31, 2012 are as follows:

(Amounts in Thousands)	2013	2012
Restricted cash	$112,137	$78,762
Restricted investments	385,550	251,082
Total restricted cash and investments	$497,687	$329,844

(f) Other

The Company entered into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of September 30, 2013, the Company had ten repurchase agreements with an outstanding principal amount of $204,306, which approximates fair value, at interest rates between .16% and .21%. The Company has nine repurchase agreements with one counter-party totaling $171,336 and one repurchase agreement with a separate counter-party totaling $32,970. Interest expense associated with these ten repurchase agreements for the nine months ended September 30, 2013 and 2012 was $688 and $676, respectively, of which $0 was accrued as of September 30, 2013. The Company has approximately $222,344 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income. Additionally, during 2013, the Company closed its reverse repurchase agreement and did not incur any gain or loss as a result of this agreement.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2013 and December 31, 2012:

(Amounts in Thousands) As of September 30, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$92,922	$92,922	$—	$—
U.S. government agencies	9,759	—	9,759	—
Municipal bonds	446,859	—	446,859	—
Foreign government	53,062	—	53,062	—
Corporate bonds and other bonds:
Finance	1,044,087	—	1,044,087	—
Industrial	625,528	—	625,528	—
Utilities	69,864	—	69,864	—
Commercial mortgage backed securities	18,217	—	18,217	—
Residential mortgage backed securities:
Agency backed	672,222	—	672,222	—
Non-agency backed	14,380	—	14,380	—
Asset-backed securities	7,059	—	7,059	—
Equity securities	29,704	29,704	—	—
Short term investments	22,471	22,471	—	—
Other investments	24,511	—	—	24,511
Life settlement contracts	227,164	—	—	227,164
	$3,357,809	$145,097	$2,961,037	$251,675
Liabilities:
Securities sold under agreements to repurchase, at carrying value	204,306	—	204,306	—
Life settlement contract profit commission	11,045	—	—	11,045
Derivatives	3,310	—	3,310	—
	$218,661	$—	$207,616	$11,045

(Amounts in Thousands) As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$66,192	$66,192	$—	$—
U.S. government agencies	40,301	—	40,301	—
Municipal bonds	299,442	—	299,442	—
Corporate bonds and other bonds:
Finance	893,688	—	893,688	—
Industrial	407,800	—	407,800	—
Utilities	47,926	—	47,926	—
Commercial mortgage backed securities	10,200	—	10,200	—
Residential mortgage backed securities:
Agency backed	292,614	—	292,614	—
Non-agency backed	7,063	—	7,063	—
Equity securities	20,465	20,465	—	—
Short term investments	10,282	10,282	—	—
Other investments	11,144	—	—	11,144
Life settlement contracts	193,927	—	—	193,927
	$2,301,044	$96,939	$1,999,034	$205,071
Liabilities:
Equity securities sold but not yet purchased, market	$11	$11	$—	$—
Fixed maturity securities sold but not yet purchased, market	56,700	56,700	—	—
Securities sold under agreements to repurchase, at carrying value	234,911	—	234,911	—
Life settlement contract profit commission	11,750	—	—	11,750
Derivatives	4,636	—	4,636	—
	$308,008	$56,711	$239,547	$11,750

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

•
Level 2 – Valuations of financial assets and liabilities are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets obtained from third party pricing services or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Examples of instruments utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed bonds; asset-backed securities and listed derivatives that are not actively traded.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2013 and 2012:

(Amounts in Thousands)	Balance as of June 30, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2013
Other investments	$24,779	$295	$—	$2,304	$(2,867)	$—	$24,511
Life settlement contracts	208,694	9,575	—	11,906	(3,011)	—	227,164
Life settlement contract profit commission	(12,513)	1,468	—	—	—	—	(11,045)
Total	$220,960	$11,338	$—	$14,210	$(5,878)	$—	$240,630

(Amounts in Thousands)	Balance as of December 31, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2013
Other investments	$11,144	$973	$—	$17,185	$(4,791)	$—	$24,511
Life settlement contracts	193,927	30,385	—	11,906	(9,054)	—	227,164
Life settlement contract profit commission	(11,750)	705	—	—	—	—	(11,045)
Total	$193,321	$32,063	$—	$29,091	$(13,845)	$—	$240,630

(Amounts in Thousands)	Balance as of June 30, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2012
Other investments	$15,103	$1,491	$—	$315	$(2,585)	$—	$14,324
Life settlement contracts	151,092	10,758	—	9,626	—	—	171,476
Life settlement contract profit commission	(11,465)	1,915	—	—	—	—	(9,550)
Derivatives	(4,472)	—	(501)	—	—	4,973	—
Total	$150,258	$14,164	$(501)	$9,941	$(2,585)	$4,973	$176,250

(Amounts in Thousands)	Balance as of December 31, 2011	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2012
Other investments	$14,588	$(2,861)	$4,535	$1,062	$(3,000)	$—	$14,324
Life settlement contracts	131,387	26,174	—	23,989	(10,074)	—	171,476
Life settlement contract profit commission	(12,022)	2,472	—	—	—	—	(9,550)
Derivatives	(3,508)	—	(1,465)	—	—	4,973	—
Total	$130,445	$25,785	$3,070	$25,051	$(13,074)	$4,973	$176,250

 The Company had no transfers between levels during the three and nine months ended September 30, 2013. The Company transferred its derivatives from Level 3 to Level 2 during the three and nine months ended September 30, 2012.

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

—
Other Investments: The Company has approximately one percent of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy.

—
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 15.4% in National General Holding Corp., which completed a 144A offering during the three months ended June 30, 2013. The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence.

—
Subordinated Debentures and Debt: The current fair value of the Company's convertible senior notes and subordinated debentures was $313,440 and $70,100 as of September 30, 2013, respectively. These financial liabilities are classified as Level 3 in the financial hierarchy. The fair value of the convertible senior notes was determined using a binomial lattice model. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model. Additionally, on August 15, 2013 the Company issued 6.125% Notes for $250,000. As of September 30, 2013, the Notes approximate their fair value.

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

The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding the Company's life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the Company has determined to be 7.5%, to the expected cash flow generated by the policies in the Company's life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company’s actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

The Company adjusts the standard mortality for each insured for the insured's life expectancy based on reviews of the insured's medical records. The Company establishes policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the Company, and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2013 and December 31, 2012 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	September 30, 2013	December 31, 2012
Average age of insured	79.9 years	78.8 years
Average life expectancy, months (1)	133	139
Average face amount per policy	$6,669,000	$6,770,000
Effective discount rate (2)	14.2%	17.7%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective Discount Rate ("EDR") is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The decrease in the EDR from December 31, 2012 to September 30, 2013 resulted from routine updating of life expectancies, which reflect a higher quality of information.

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2013 and December 31, 2012:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2013	$(29,599)	$31,332
December 31, 2012	$(27,160)	$29,285

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2013	$(19,968)	$22,552
December 31, 2012	$(17,591)	$19,926

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of National General Holdings Corp. ("NGHC") for the purposes of acquiring life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of NGHC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel 2005 Grantor Retained Annuity Trust, for the

purposes of acquiring additional life settlement contracts. On March 28, 2013, ACP Re, Ltd. sold its interest in AMTCH to NGHC. The Company has a 50% ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger life settlement contract portfolio, for which it receives an annual fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC Entities. Additionally, in conjunction with the Company’s 15.4% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC Entities.

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

Total capital contributions of approximately $29,847 and $28,042 were made to the LSC Entities during the nine months ended September 30, 2013 and 2012, respectively, for which the Company contributed approximately $14,963 and $14,021 in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements and premium finance loans were approximately $227,164 and $193,927 as of September 30, 2013 and December 31, 2012, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment in life settlement contracts net of profit commission for the three months ended September 30, 2013 and 2012 of approximately $76 and $3,251, respectively, and $80 and $5,302 for the nine months ended September 30, 2013 and 2012, respectively, related to the life settlement contracts.

In addition to the 272 policies disclosed in the table below as of September 30, 2013, Tiger owned 2 premium finance loans as of the nine months ended September 30, 2013, which were secured by life insurance policies and were carried at a value of $0. As of September 30, 2013, the face value amounts, of the related 272 life insurance policies and 2 premium finance loans were approximately $1,773,409 and $0, respectively. The premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policy or allow the policy to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

The following table describes the Company’s investment in life settlements as of September 30, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	1	2,685	5,000
3-4	11	50,407	90,500
4-5	3	5,003	15,500
Thereafter	257	169,069	1,662,409
Total	272	$227,164	$1,773,409

(1)
The Company determined the fair value as of September 30, 2013 based on 191 policies out of 272 policies, as the Company assigned no value to 81 of the policies as of September 30, 2013. The Company estimated the fair value of a policy using present value calculations. If the estimated fair value is determined to be less than zero, then no value is assigned to that policy.

Premiums to be paid by the LSC entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2013, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2013	$34,260	$77	$34,337
2014	37,335	78	37,413
2015	41,146	77	41,223
2016	54,632	181	54,813
2017	35,301	63	35,364
Thereafter	559,564	1,659	561,223
Total	$762,238	$2,135	$764,373

6.	Debt

The Company’s borrowings consisted of the following at September 30, 2013 and December 31, 2012:

(Amounts in Thousands)	2013	2012
Revolving credit facility	$—	$—
Convertible senior notes	163,444	161,218
6.125% Notes due 2023	250,000	—
Subordinated debentures	123,714	123,714
Secured loan agreements	8,004	9,041
Promissory notes	14,500	8,000
	$559,662	$301,973

Aggregate scheduled maturities of the Company’s borrowings at September 30, 2013 are:

(Amounts in Thousands)
2013	$256
2014	1,068
2015	1,116
2016	1,167
2017	1,220
Thereafter	554,835	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $36,556.

Revolving Credit Agreement

In August 2012, the Company entered into a four-year, $200,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000. Fees associated with the Credit Agreement were approximately $989.  The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of September 30, 2013.

As of September 30, 2013, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at September 30, 2013 for $34,271, which reduced the availability for letters of credit to $65,729 as of September 30, 2013, and the availability under the facility to $165,729 as of September 30, 2013.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of September 30, 2013 was 1.25%. The Company recorded total interest expense of approximately $379 and $450 for the three months ended September 30, 2013 and 2012, respectively, and $1,555 and $1,468 for the nine months ended September 30, 2013 and 2012, respectively, under revolving credit agreements.

 Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.25% at September 30, 2013), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .15% to .25% based on the Company’s consolidated leverage ratio and was .20% at September 30, 2013).

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

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at September 30, 2013 is equal to 38.2129 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $26.17 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

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

The Company separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $3,640 and $3,578 for the three months ended September 30, 2013 and 2012, respectively, and $10,832 and $10,451 for the nine months ended September 30, 2013 and 2012, respectively.

The following table shows the amounts recorded for the Notes as of September 30, 2013 and December 31, 2012:

(Amounts in Thousands)	September 30, 2013	December 31, 2012
Liability component
Outstanding principal	$200,000	$200,000
Unamortized OID	(36,556)	(38,782)
Liability component	$163,444	$161,218
Equity component, net of tax	$27,092	$27,092

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by the Company. Fees associated with the Notes were approximately $2,706. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated debt ratio under this agreement was less than 30% as of September 30, 2013. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's convertible senior notes and amounts under the revolving credit agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $1,948 for the three and nine months ended September 30, 2013.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of September 30, 2013 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $2,027 and $2,049 of interest expense for the three months ended September 30, 2013 and 2012, respectively, and $6,075 and $6,275 of interest expense for the nine months ended September 30, 2013 and 2012, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of September 30, 2013:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.554	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.254	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Secured Loan Agreement

During 2011, the Company, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $92 and $107 for the three months ended September 30, 2013 and 2012, respectively, and approximately $290 and $328 of interest expense for the nine months ended September 30, 2013 and 2012, respectively, related to this agreement. The loan is secured by the aircraft.

The agreement contains certain covenants that are similar to the Company’s revolving credit facility. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft. During 2013, the Company paid an additional $270 to reduce the outstanding principal balance as required by these terms. The agreement allows the Company, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 13. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $75 and $216 for the three and nine months ended September 30, 2013 related to the notes. In addition, the Company recorded interest expense of approximately $12 for the three and nine months ended September 30, 2012 related to the notes. Additionally, the Company recorded approximately $1,430 of deferred financing fees.

In May 2013, as part of its acquisition of Mutual Insurers Holding Company ("MIHC") as discussed in Note 12. "Acquisitions", the Company assumed two promissory notes totaling $6,500 for which the principal is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three month libor per annum, which was 4.1% as of September 30, 2013. The Company recorded $79 and $102 of interest expense related to these notes for the three and nine months ended September 30, 2013.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000 and was utilized for $48,634 as of September 30, 2013. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $28,451 as of September 30, 2013.

7.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Policy acquisition expenses	$132,582	$108,427	$354,900	$279,476
Salaries and benefits	66,796	32,557	177,907	109,174
Other insurance general and administrative expenses	8,441	2,752	24,391	8,824
	$207,819	$143,736	$557,198	$397,474

8.	Earnings Per Share

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

The Company paid a 10% stock dividend on September 4, 2013 and September 20, 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively in the prior periods.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands, except for earnings per share)	2013	2012	2013	2012
Basic earnings per share:
Net income attributable to AmTrust common shareholders	58,238	43,230	220,935	122,674
Less: Net income allocated to participating securities and redeemable non-controlling interest	88	206	297	513
Net income allocated to AmTrust common shareholders	$58,150	$43,024	$220,638	$122,161

Weighted average common shares outstanding – basic	74,391	73,749	74,152	73,416
Less: Weighted average participating shares outstanding	116	297	99	255
Weighted average common shares outstanding - basic	74,275	73,452	74,053	73,161
Net income per AmTrust common share - basic	$0.78	$0.59	$2.98	$1.67

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$58,238	$43,230	$220,935	$122,674
Less: Net income allocated to participating securities and redeemable non-controlling interest	88	206	297	513
Net income allocated to AmTrust common shareholders	$58,150	$43,024	$220,638	$122,161

Weighted average common shares outstanding – basic	74,275	73,452	74,053	73,161
Plus: Dilutive effect of stock options, convertible debt, other	4,522	2,779	3,594	2,515
Weighted average common shares outstanding – dilutive	78,797	76,231	77,647	75,676
Net income per AmTrust common shares – diluted	$0.74	$0.56	$2.84	$1.61

As of September 30, 2013, there were less than 20,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance shares units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2013, approximately 5,300,000 shares of Company common stock remained available for grants under the Plan.

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

The Company paid a ten percent stock dividend on September 4, 2013. At the dividend date, all options outstanding were adjusted by ten percent and their respective exercise prices were reduced by ten percent, which ultimately resulted in each outstanding share having the same fair value immediately prior to and subsequent to the dividend date. Therefore, the Company did not record any additional compensation expense as a result of the stock dividend. The Company also adjusted outstanding RSUs, unvested restricted stock and PSUs, resulting in no additional compensation expense.

The following information and tables below for stock options, restricted stock and RSUs have been adjusted retroactively in all periods presented. The following schedule shows all options granted, exercised, and expired under the Plan for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,675,776	$9.41	4,546,678	$9.06
Granted	78,001	29.78	45,981	23.63
Exercised	(573,437)	7.29	(473,141)	7.50
Cancelled or terminated	(6,776)	8.28	(95,138)	11.87
Outstanding end of period	3,173,564	$10.30	4,024,380	$9.34

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012 was approximately $8.10 and $7.73, respectively.

A summary of the Company’s restricted stock and RSU activity for the nine months ended September 30, 2013 and 2012 is shown below:

	2013		2012
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	888,197	$20.86	352,453	$15.14
Granted	284,681	30.94	637,363	23.04
Vested	(257,694)	19.93	(97,547)	14.80
Forfeited	(581)	29.31	(752)	20.86
Non-vested at end of period	914,603	$24.26	891,517	$20.82

The Company has 462,213 PSUs granted as of September 30, 2013. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. The fair value of these PSUs on the date of the grants was $12,052.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $3,139 and $2,208 for the three months ended September 30, 2013 and 2012, respectively, and $7,920 and $4,954 for the nine months ended September 30, 2013 and 2012, respectively.

The intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $14,124 and $6,602, respectively. The intrinsic value of stock options that were outstanding as of September 30, 2013 and 2012 was $91,102 and $65,497, respectively.

Cash received from options exercised was $5,429 and $4,176 during the nine months ended September 30, 2013 and 2012, respectively. The excess tax benefit from award exercises was approximately $3,805 and $1,465, respectively, for the nine months ended September 30, 2013 and 2012.

10.	Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Income before equity in earnings of unconsolidated subsidiaries	$90,443	$55,873	$298,780	$153,200
Tax at federal statutory rate of 35%	$31,655	$19,556	$104,573	$53,620
Tax effects resulting from:
Net income (loss) of non-includible foreign subsidiaries	12,336	(7,494)	(12,833)	(17,759)
Other, net	(11,310)	1,125	(3,932)	245
	$32,681	$13,187	$87,808	$36,106
Effective tax rate	36.1%	23.6%	29.4%	23.6%

The Company’s management believes that it will realize the benefits of its deferred tax assets, which is included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At September 30, 2013 and December 31, 2012, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $338,400 and $296,000, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2010 and forward. As permitted by FASB ASC 740-10, the Company has an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. At September 30, 2013, the Company does not have any accrued interest and penalties related to unrecognized tax benefits in accordance with FASB ASC 740-10.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of September 30, 2013, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

Effective April 1, 2011, the Company, through its subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which the Company cedes to Maiden Insurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of 1 year and was renewed through March 31, 2014. The agreement can be terminated by either party on four months’ prior written notice. Maiden Insurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

Effective September 1, 2010, the Company, through its subsidiary, Security National Insurance Company (“SNIC”), entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which expired on August 31, 2013 and is currently in run-off, SNIC ceded 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC received a five percent commission on ceded written premiums.

Excess of Loss Reinsurance with Maiden Reinsurance Company

In 2012, the Company, through its insurance company subsidiaries, entered into an excess of loss reinsurance arrangement with Maiden Reinsurance Company applicable to select automobile liability and general liability policies written in conjunction with a for-hire commercial automobile insurance program. This reinsurance arrangement allows the Company's insurance company subsidiaries to offer $2,000 limits, with the first $1,000 of ultimate net loss from any one policy and any one loss occurrence to be retained by the Company. Maiden Reinsurance Company would be responsible for the amount of ultimate net loss from any one policy and any one loss occurrence over $1,000, but not to exceed $2,000. There is no aggregate limit on this reinsurance arrangement. During the three and nine months ended September 30, 2013, the Company wrote approximately $169 and $672 of gross written premium related to this arrangement.

The following is the effect on the Company’s results of operations for the three and nine months ended September 30, 2013 and 2012 related to Maiden Reinsurance agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Results of operations:
Premium written – ceded	$(240,564)	$(189,655)	$(829,402)	$(576,936)
Change in unearned premium – ceded	8,206	10,541	117,362	61,502
Earned premium - ceded	$(232,358)	$(179,114)	$(712,040)	$(515,434)
Ceding commission on premium written	$74,594	$51,955	$246,604	$157,224
Ceding commission – deferred	(6,375)	(2,095)	(47,270)	(16,540)
Ceding commission – earned	$68,219	$49,860	$199,334	$140,684
Incurred loss and loss adjustment expense – ceded	$164,164	$158,646	$494,433	$407,426

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company, Inc.  (“TIC”), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company has obtained surplus lines authority for two of its insurance company subsidiaries, which has significantly decreased the need for the Surplus Lines Facility. As a result of this agreement, the Company assumed approximately $493 and $300 of written premium during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded earned premium of approximately $159 and $838 and incurred losses of approximately $57 and $371 for the three and nine months ended September 30, 2013. The Company recorded earned premium of approximately $2,900 and $6,900 and incurred losses of approximately $1,600 and $4,400 for the three and nine months ended September 30, 2012.

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of September 30, 2013. The Company recorded $697 and $304 of interest expense during the three months ended September 30, 2013 and 2012, respectively, and $2,168 and $1,846 of interest expense during the nine months ended September 30, 2013 and 2012, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of September 30, 2013 was approximately $1,097,890. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $3,002 and $1,821 of brokerage commission (recorded as a component of service and fee income) during the three months ended September 30, 2013 and 2012, respectively, and $13,444 and $6,166 of brokerage commission during the nine months ended September 30, 2013 and 2012, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of September 30, 2013, the Company managed approximately $3,000,000 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company earned approximately $1,080 and $952 of investment management fees (recorded as a component of service and fee income) for the three months ended September 30, 2013 and 2012, respectively, and $3,182 and $2,612 of investment management fees for the nine months ended September 30, 2013 and 2012, respectively.

Senior Notes

In 2011, the Company, through a subsidiary, participated as a purchaser in a registered public offering by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for $12,500 of an aggregate $107,500 principal amount of 8.25% Senior Notes due 2041 (the “Notes”) that are fully and unconditionally guaranteed by Maiden. The Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. During the three months ended September 30, 2013, the Company sold these Notes and realized a gain of $500 upon sale.

National General Holding Corp.

The Company has a strategic investment in National General Holding Corp. (“NGHC”). NGHC was formed by The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation (“MIC”, together with GMAC Insurance Holdings, Inc., “GMACI”), GMACI’s U.S. consumer property and casualty insurance business (the “GMACI Business”), a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “GMACI Insurers”). From the time of the acquisition in 2010 until June 2013, Michael Karfunkel, individually, and the Trust owned 100% of NGHC’s common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of NGHC.

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

In total, the Company recorded $1,927 and $3,207 of income during the three months ended September 30, 2013 and 2012, respectively, and $10,537 and $8,659 of income during the nine months ended September 30, 2013 and 2012, respectively, related to its equity investment in NGHC.

Personal Lines Quota Share

In 2010, the Company entered into a quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company ("Integon"), lead insurance company on behalf of the GMACI Insurers, as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Trust, and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provided that the reinsurers, severally, in accordance with their participation percentages, received 50% of the net premium of the GMACI Insurers and assumed 50% of the related net losses. The Company had a 20% participation in the Personal Lines Quota Share, by which it received 10% of the net premiums of the personal lines business and assumed 10% of the related net losses. The Personal Lines Quota Share, provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business was 60.0% or less and a minimum of 30.0% if the loss ratio was 64.5% or higher. On August 1, 2013, the Company and its wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”) received notice from Integon, that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share. The results of its operations from the quota share represent the Company's Personal Lines Reinsurance Segment. The termination is on a run-off basis, meaning TIC will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As the Company retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, the Company will not present the Personal Lines Segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. As a result of this agreement, the Company assumed $7,266 and $30,258 of business from the GMACI Insurers during the three months ended September 30, 2013 and 2012, respectively, and $66,893 and $89,690 of business from the GMACI Insurers during the nine months ended September 30, 2013 and 2012, respectively.

Accident and Health Portfolio Transfer and Quota Share

Effective January 1, 2013, the Company, through one of its subsidiaries, entered into a Portfolio Transfer and Quota Share Agreement (the “A&H Quota Share”) with National Health Insurance Company (“NHIC”), a subsidiary of NGHC, related to the assumption by NHIC of the Company's book of A&H business. Pursuant to the A&H Quota Share, NHIC assumed 100% of the Company's loss and unearned premium reserves related to the book of A&H business, which total approximately $2,544. For the existing book of business, NHIC paid the Company a ceding commission equal to the Company's acquisition costs and reinsurance costs of $474. In addition, the Company agreed to continue to issue policies with respect to certain programs assumed by NHIC and certain new A&H programs for such new policies, for which the Company will cede 100% of the premiums related to such policies subject to a ceding commission of five percent plus its acquisition costs and reinsurance costs. The Company recorded approximately $188 and $398 of ceding commission for the three and nine months ended September 30, 2013, related to the A&H Quota Share.
Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $7,103 and $3,923 of fee income for the three months ended September 30, 2013 and 2012, respectively, and $18,475 and $9,962 of fee income for the nine months ended September 30, 2013 and 2012, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $885,000 of assets as of September 30, 2013 related to this agreement. As a result of this agreement, the Company earned approximately $440 and $381 of investment management fees for the three months ended September 30, 2013 and 2012, respectively, and $1,293 and $1,127 of investment management fees for the nine months ended September 30, 2013 and 2012, respectively.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $7,543 and $4,304 for the three months ended September 30, 2013 and 2012, respectively, and $19,768 and $11,089 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $12,915.

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

Additionally in 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for fifteen years and NGHC paid 800 Superior, LLC $627 and $520 for the three months ended September 30, 2013 and 2012, respectively, and $1,698 and $865 for the nine months ended September 30, 2012. As discussed in Note 13. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $182 and $192 for the leased office space for the three months ended September 30, 2013 and 2012, respectively, and $546 and $555 for the nine months ended September 30, 2013 and 2012, respectively.

In November 2012, the Company entered into an agreement for its office space in Chicago, Illinois. The lease is with 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The aforementioned lease replaced an existing lease with another entity wholly-owned by the Karfunkels. The Company paid approximately $113 and $67 for these leases for the three months ended September 30, 2013 and 2012, respectively, and $366 and $201 for the nine months ended September 30, 2013 and 2012, respectively.

Asset Management Agreement with ACP Re, Ltd.

The Company provides investment management services to ACP Re, Ltd. at (i) an annual rate of 0.20% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. During the three months ended March 31, 2012, the Company also provided accounting and administrative services to ACP Re, Ltd. for a monthly fee of $10. The Company managed approximately $131,000 of assets as of September 30, 2013. The Company recorded approximately $63 and $95 for these services for the three months ended September 30, 2013 and 2012, respectively, and $173 and $328 for the nine months ended September 30, 2013 and 2012, respectively.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and NGHC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three and nine months ended September 30, 2013, Maiden paid AUI $6 and $38, respectively, and NGHC paid AUI $12 and $121, respectively, for the use of AUI’s aircraft under these agreements. In addition, during the three and nine months ended September 30, 2012, Maiden paid AUI $19 and $59, respectively, and NGHC paid AUI $53 and $163, respectively, for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, have fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. Mr. Zyskind reimbursed the Company $17 and $74 for his personal use of AUI's aircraft during the three and nine months ended September 30, 2013, respectively, and reimbursed the Company $21 and $110 for his personal use during the three and nine months ended September 30, 2012, respectively.

12.	Acquisitions

Mutual Insurers Holding Company

On May 13, 2013, the Company completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries. MIHC's primary operating subsidiary, First Nonprofit Insurance Company ("FNIC"), is the third largest provider of property and casualty insurance products to nonprofit organizations in the U.S. In 2012, FNIC wrote approximately $70,000 of premium in 27 states. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of MIHC who held policies as of December 31, 2012 and the directors, officers and employees of MIHC and its subsidiaries. The Company received subscriptions for approximately $472, resulting in the issuance by the Company of 18,052 shares of its common stock at a discounted price of 20.0% from the Company's market trading price, or approximately $118. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of MIHC at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $8,000. The Company made a payment to MIHC of $48,500, which included the $472 in proceeds the Company received in the offering, for the stock of FNIC. Additionally, the Company as part of the transaction, was required to make a contribution to First Nonprofit Foundation, a tax exempt corporation principally funded by FNIC's predecessor and managed for the benefit of nonprofit organizations, in the amount of $7,882, which represented $8,000, as discussed above, less the discount of approximately $118 on the shares issued by the Company in the transaction. The remaining $40,618 of cash contributed to MIHC was retained by the Company. Additionally, the Company assumed $6,500 of debt in the transaction. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of approximately $14,500.

A summary of the preliminary assets acquired and liabilities assumed for MIHC are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$134,780
Premium receivables	23,085
Other assets	43,714
Deferred tax asset	5,358
Property and equipment	2,684
Intangible assets	6,132
Total assets	$215,753

Liabilities
Loss and loss expense reserves	$89,267
Unearned premium	27,760
Accrued liabilities	23,630
Deferred tax liability	2,146
Notes payable	6,500
Total liabilities	$149,303
Cash paid	$48,500
Acquisition gain	$17,950

During the three months ended September 30, 2013, the Company adjusted its acquisition gain from $20,187 to $17,950 on a pre-tax basis. The adjustment related to an increase in other assets of $1,562 and accrued liabilities of $3,799, which primarily related to an unrecorded contractual obligation of the seller as of the acquisition date.

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

As a result of this transaction, the Company recorded approximately $300 and $580 of fee income during the three and nine months ended September 30, 2013. Additionally, the Company recorded approximately $16,737 and $18,975 of written premium for the three and nine months ended September 30, 2013 related to FNIC. The Company anticipates completing its acquisition accounting by the end of 2013.

AMTCS Holdings, Inc.

On May 3, 2013, the Company, through its wholly-owned subsidiary AMT Warranty Corp., completed the acquisition of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom, for approximately $40,000. CPPNA subsequently changed its name to AMTCS Holdings, Inc. ("AMTCS"). AMTCS provides administrative services for consumer protection products in the United States, including identity theft protection and warranties related to credit card purchases, to customers of AMTCS's financial services partners. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $40,000, which consisted primarily of goodwill and intangible assets of approximately $17,327 and $34,700, respectively, and a deferred tax liability of $12,145. The intangible asset consists of customer relationships and has a life of 12 years. The goodwill and intangibles, as well as AMTCS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment.

As a result of this transaction, the Company recorded approximately $17,017 and $28,384 of fee income during the three and nine months ended September 30, 2013. The Company anticipates completing its acquisition accounting by the end of the fourth quarter of 2013.

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

A summary of the preliminary assets acquired and liabilities assumed for Sequoia are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$215,473
Premium receivables	32,870
Reinsurance recoverables	43,793
Other assets	4,014
Deferred tax asset	7,780
Property and equipment	1,022
Intangible assets	11,848
Total assets	$316,800

Liabilities
Loss and loss expense reserves	$165,487
Unearned premium	59,773
Accrued liabilities	15,624
Deferred tax liability	4,147
Total liabilities	$245,031
Purchase price	60,000
Acquisition gain	$11,769

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

As a result of this transaction, the Company recorded approximately $137 of fee income during the three and nine months ended September 30, 2013. Additionally, the Company recorded approximately $34,246 and $55,703 of written premium for the three and nine months ended September 30, 2013 . The Company anticipates completing its acquisition accounting by the end of 2013.

Car Care

On February 28, 2013, the Company, through its wholly-owned subsidiary IGI Group Limited, acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited ("CCPH") from Ally Insurance Holdings, Inc ("AIH"). CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection (GAP), Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a UK insurer authorized by the Financial Services Authority. CCPH has approximately 350 employees and is headquartered in Thornbury, West Yorkshire in England with operations in the United Kingdom, Europe, China, North America and Latin America. The Company paid $72,412 for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) have agreed to enter into certain other agreements, including a transition services agreement, pursuant to which the Seller will provide certain transitional services to IGI Group Limited and the Company, and two reinsurance agreements, pursuant to which affiliates of the Seller will reinsure certain insurance contracts of such affiliates with affiliates of IGI Group Limited. The Company initially recorded approximately $39,986 of goodwill and intangible assets, which related to dealer relationships, trademarks and non-compete agreements. During the three months ended June 30, 2013, the Company adjusted certain assumed assets and liabilities as of the acquisition date. As a result, the Company recognized a retrospective gain on the acquisition of approximately $26,067. The primary adjustments related to the reduction of an assumed liability for a pension plan of approximately $34,000 and the write-down of goodwill of approximately $7,739.

As a result of this transaction, the Company recorded approximately $9,858 and $22,453 of fee income during the three and nine months ended September 30, 2013. Additionally, the Company recorded approximately $29,712 and $67,332 of written premium for the three and nine months ended September 30, 2013 related to Car Care. The Company anticipates completing its acquisition accounting by the end of 2013.

A summary of the preliminary assets acquired and liabilities assumed for CCPH are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$253,257
Premium receivables	26,001
Reinsurance recoverables	12,186
Other assets	2,979
Property and equipment	589
Intangible assets	34,337
Total assets	$329,349

Liabilities
Loss and loss expense reserves	$10,626
Unearned premium	131,494
Deferred tax liability	6,215
Accrued liabilities	82,535
Total liabilities	$230,870
Purchase price	72,412
Acquisition gain	$26,067

During the three months ended September 30, 2013, the Company in accordance with the purchase agreement, finalized with AIH the assumed loss and loss expense reserves at acquisition date. The adjustment resulted in a reduction of assumed reserves by approximately $1,992 and required an additional payment to AIH for the same amount.

Additionally, certain employees, former employees and retirees of CCPH participate in a defined benefit pension plan. The plan was frozen and curtailed in 2007. The impact of the plan on the Company's results of operations was immaterial for the three and nine months ended September 30, 2013.

First Nonprofit Companies, Inc.

On December 31, 2012, the Company completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55,000. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5,000,000 of annual payroll. FNC offers unique services as well as insurance programs that are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $55,000, which consisted primarily of goodwill and intangible assets of $28,210 and $40,500, respectively. The intangible assets consist of customer relationships and have a life of 18 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment. As a result of this transaction, the Company recorded approximately $5,861 and $16,636 of fee income for the three and nine months ended September 30, 2013.

CNH Capital’s Insurance Agencies

In July 2012, the Company completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as “CNH Capital Insurance Agencies,” from CNH Capital, the financial services business of CNH Global N.V., for approximately $34,000. The acquisition allows the Company to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, the Company entered into service and license agreements with CNH Capital whereby the Company will make future payments based on gross revenues of the CNH Capital Insurance Agencies. In accordance with FASB ASC 805-10, Business Combinations, the Company recorded a purchase price of $34,000, which consisted primarily of goodwill and intangible assets of approximately $21,340 and $19,400, respectively. The intangible assets consist of renewal rights and licenses and have asset lives of between 5 and 10 years. The goodwill and intangibles are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this transaction, the Company recorded approximately $7,603 and $21,912 of fee income during the three and nine months ended September 30, 2013. Additionally, the Company recorded approximately $14,294 and $40,807 of written premium for the three and nine months ended September 30, 2013 related to the CNH Capital Insurance Agencies.

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

14. Stockholder Equity and Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$(17,091)	$9,372	$(2,280)	$(9,999)
Other comprehensive income (loss) before reclassifications	4,624	60,499	(952)	64,171
Amounts reclassed from accumulated other comprehensive loss	—	(4,234)	—	(4,234)
Net current-period other comprehensive income (loss)	4,624	56,265	(952)	59,937
Balance, September 30, 2012	$(12,467)	$65,637	$(3,232)	$49,938

Balance, December 31, 2012	$(10,361)	$77,605	$(3,013)	$64,231
Other comprehensive (loss) income before reclassifications	(4,739)	(72,193)	862	(76,070)
Amounts reclassed from accumulated other comprehensive income	—	3,839	—	3,839
Net current-period other comprehensive (loss) income	(4,739)	(68,354)	862	(72,231)
Balance, September 30, 2013	$(15,100)	$9,251	$(2,151)	$(8,000)

During the nine months ended September 30, 2013 and 2012 amounts reclassed from accumulated other comprehensive income into net income were included in realized gain on investments.

The following table summarizes the ownership components of total stockholders' equity for the nine months ended September 30, 2013 and 2012:

	2013			2012
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Beginning Balance	$1,144,121	$103,344	$1,247,465	$890,563	$69,098	$959,661
Net income (loss)	222,983	(1,474)	221,509	122,674	3,079	125,753
Unrealized holding (loss) gain	(72,193)	—	(72,193)	60,499	—	60,499
Reclassification adjustment	3,839	—	3,839	(4,234)	—	(4,234)
Foreign currency translation	(4,739)	—	(4,739)	4,624	—	4,624
Unrealized gain (loss) on interest rate swap	862	—	862	(952)	—	(952)
Share exercises, compensation and other	13,349	—	13,349	9,130	—	9,130
Common share dividends	(29,337)	—	(29,337)	(18,200)	—	(18,200)
Preferred stock issuance, net of fees	111,130	—	111,130	—	—	—
Preferred stock dividends	(2,048)	—	(2,048)	—	—	—
Common share issuance	472	—	472	—	—	—
Capital contribution	—	16,108	16,108	—	16,624	16,624
Equity component of convertible senior notes, net of income tax and issue costs	—	—	—	3,306	—	3,306
Acquisition of non-controlling interest	—	—	—	6,900	(6,900)	—
Ending Balance	$1,388,439	$117,978	$1,506,417	$1,074,310	$81,901	$1,156,211

On June 10, 2013, the Company issued 4,600,000 shares of 6.75% Non-Cumulative Preferred Stock. Dividends on the Series A Preferred Stock when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the 15th day of March, June, September and December of each year (each, a "dividend payment date"), at an annual rate of 6.75%. On September 15, 2013, the Company paid dividends on the Series A Preferred Stock in the amount of $2,048.

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

On May 10, 2013, the Company issued 18,052 shares of common stock at a price of $26.17 per share in connection with the purchase of MIHC as described more fully in Note 12. "Acquisitions".

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

During the nine months ended September 30, 2013, the Company's Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from one broker or customer. During the nine months ended September 30, 2013, the Company's Specialty Program segment derived over ten percent of its revenue from one broker.

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2013 and 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended September 30, 2013:
Gross written premium	$423,328	$352,866	$290,677	$7,266	$—	$1,074,137

Net written premium	239,890	247,383	234,257	7,266	—	728,796
Change in unearned premium	(37,694)	(1,001)	(95,241)	19,035	—	(114,901)
Net earned premium	202,196	246,382	139,016	26,301	—	613,895

Ceding commission - primarily related party	25,576	22,120	20,523	—	—	68,219

Loss and loss adjustment expense	(130,971)	(164,977)	(96,417)	(18,214)	—	(410,579)
Acquisition costs and other underwriting expenses	(75,359)	(64,630)	(59,798)	(8,032)	—	(207,819)
	(206,330)	(229,607)	(156,215)	(26,246)	—	(618,398)
Underwriting income	21,442	38,895	3,324	55	—	63,716
Service and fee income	22,024	56,130	19	—	11,808	89,981
Investment income and realized gain	10,673	7,664	6,142	(77)	—	24,402
Other expenses	(31,089)	(26,227)	(21,025)	(639)	—	(78,980)
Interest expense	(3,589)	(3,037)	(2,417)	(77)	—	(9,120)
Foreign currency gain	—	368	—	—	—	368
Gain on life settlement contracts	29	28	17	2	—	76
Acquisition gain on purchase	—	—	—	—	—	—
Provision for income taxes	(7,501)	(24,608)	4,070	262	(4,904)	(32,681)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	1,927	1,927
Non-controlling interest	234	201	156	6	—	597
Net income attributable to AmTrust Financial Services, Inc.	$12,223	$49,414	$(9,714)	$(468)	$8,831	$60,286

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Three months ended September 30, 2012:
Gross written premium	$243,603	$260,415	$202,280	$30,258	$—	$736,556

Net written premium	133,492	137,106	182,803	30,258	—	483,659
Change in unearned premium	(9,686)	(21,371)	(63,560)	(1,595)	—	(96,212)
Net earned premium	123,806	115,735	119,243	28,663	—	387,447

Ceding commission - primarily related party	17,845	13,226	18,789	—	—	49,860

Loss and loss adjustment expense	(81,727)	(72,812)	(82,619)	(18,488)	—	(255,646)
Acquisition costs and other underwriting expenses	(48,317)	(36,126)	(50,551)	(8,742)	—	(143,736)
	(130,044)	(108,938)	(133,170)	(27,230)	—	(399,382)
Underwriting income	11,607	20,023	4,862	1,433	—	37,925
Service and fee income	12,403	23,605	1,294	—	7,259	44,561
Investment income and realized gain (loss)	6,803	7,519	5,624	696	—	20,642
Other expenses	(13,660)	(14,713)	(11,771)	(2,193)	—	(42,337)
Interest expense	(2,288)	(2,444)	(2,102)	(384)	—	(7,218)
Foreign currency loss	—	(951)	—	—	—	(951)
Gain on life settlement contracts	1,100	1,211	784	156	—	3,251
Provision for income taxes	(3,563)	(7,646)	292	66	(2,336)	(13,187)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	3,207	3,207
Non-controlling interest	(922)	(1,024)	(594)	(123)	—	(2,663)
Net income attributable to AmTrust Financial Services, Inc.	$11,480	$25,580	$(1,611)	$(349)	$8,130	$43,230

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Nine months ended September 30, 2013:
Gross written premium	$1,189,088	$1,129,080	$673,612	$66,893	$—	$3,058,673

Net written premium	632,183	722,097	479,726	66,893	—	1,900,899
Change in unearned premium	(115,087)	(126,411)	(118,556)	17,583	—	(342,471)
Net earned premium	517,096	595,686	361,170	84,476	—	1,558,428

Ceding commission - primarily related party	78,064	63,533	57,737	—	—	199,334

Loss and loss adjustment expense	(339,669)	(401,998)	(247,791)	(57,487)	—	(1,046,945)
Acquisition costs and other underwriting expenses	(208,120)	(169,379)	(153,924)	(25,775)	—	(557,198)
	(547,789)	(571,377)	(401,715)	(83,262)	—	(1,604,143)
Underwriting income	47,371	87,842	17,192	1,214	—	153,619
Service and fee income	65,360	136,196	86	—	36,954	238,596
Investment income and realized gain	34,950	31,118	16,986	1,428	—	84,482
Other expenses	(82,462)	(78,301)	(46,715)	(4,639)	—	(212,117)
Interest expense	(9,365)	(8,892)	(5,305)	(527)	—	(24,089)
Foreign currency gain	—	2,423	—	—	—	2,423
Gain on life settlement contracts	30	30	18	2	—	80
Acquisition gain on purchase	29,719	26,067	—	—	—	55,786
Provision for income taxes	(24,300)	(55,777)	5,035	716	(13,482)	(87,808)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	10,537	10,537
Non-controlling interest	573	544	325	32	—	1,474
Net income attributable to AmTrust Financial Services, Inc.	$61,876	$141,250	$(12,378)	$(1,774)	$34,009	$222,983

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Nine months ended September 30, 2012:
Gross written premium	$690,081	$767,114	$428,796	$89,690	$—	$1,975,681

Net written premium	356,652	450,526	338,157	89,690	—	1,235,025
Change in unearned premium	(46,950)	(57,611)	(88,385)	(6,614)	—	(199,560)
Net earned premium	309,702	392,915	249,772	83,076	—	1,035,465

Ceding commission - primarily related party	50,435	46,594	43,655	—	—	140,684

Loss and loss adjustment expense	(201,256)	(241,883)	(170,639)	(53,584)	—	(667,362)
Acquisition costs and other underwriting expenses	(133,412)	(123,249)	(115,475)	(25,338)	—	(397,474)
	(334,668)	(365,132)	(286,114)	(78,922)	—	(1,064,836)
Underwriting income	25,469	74,377	7,313	4,154	—	111,313
Service and fee income	38,383	57,252	1,313	—	21,162	118,110
Investment income and realized gain	19,055	20,683	11,432	1,889	—	53,059
Other expenses	(38,525)	(42,826)	(23,938)	(5,007)	—	(110,296)
Interest expense	(7,441)	(8,271)	(4,624)	(967)	—	(21,303)
Foreign currency loss	—	(2,985)	—	—	—	(2,985)
Gain on life settlement contracts	1,851	2,059	1,151	241	—	5,302
Provision for income taxes	(8,653)	(22,372)	1,640	(69)	(6,652)	(36,106)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	8,659	8,659
Non-controlling interest	(1,075)	(1,196)	(668)	(140)	—	(3,079)
Net income attributable to AmTrust Financial Services, Inc.	$29,064	$76,721	$(6,381)	$101	$23,169	$122,674

The following tables summarize long lived assets and total assets of the business segments as of September 30, 2013 and December 31, 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of September 30, 2013:
Property and equipment, net	$37,037	$35,168	$20,981	$2,084	$—	$95,270
Goodwill and intangible assets	236,799	325,950	32,143	—	—	594,892
Total assets	4,186,721	3,842,651	1,748,671	121,055	—	9,899,098

As of December 31, 2012:
Property and equipment, net	$25,789	$30,897	$15,984	$3,263	$—	$75,933
Goodwill and intangible assets	245,330	245,139	24,498	—	—	514,967
Total assets	2,778,136	3,127,543	1,330,005	181,553	—	7,417,237

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

•
Personal Lines Reinsurance. Through July 31, 2013, we reinsured 10% of the net premiums of the GMACI personal lines business, pursuant to the Personal Lines Quota Share with the GMACI personal lines insurance companies. On August 1, 2013, we received notice, effective August 1, 2013, that our participation in the Personal Lines Quota Share was terminated. The termination is on a run-off basis, meaning we will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we will not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations.

We transact business primarily through our twelve insurance subsidiaries domiciled in the United States and four insurance subsidiaries domiciled in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Our principal operating subsidiaries are rated "A" or "A-" (Excellent) by A.M. Best Company ("A.M. Best").

For the nine months ended September 30, 2013, our results of operations include activity for the following entities that were acquired subsequent to the nine months ended September 30, 2012:

•	First Nonprofit Companies, Inc. ("FNC")

•	Car Care Plan (Holdings) Limited ("CCPH" or "Car Care")

•	Sequoia Insurance Company, Sequoia Indemnity Company and Personal Express Insurance Company, collectively known as "Sequoia"

•	Mutual Insurance Holding Company and First Nonprofit Insurance Company and subsidiaries, collectively known as "FNIC"

•	AMTCS Holdings, Inc. and subsidiaries, collectively known as "AMTCS", which was called CPPNA Holdings, Inc. at acquisition

Additionally, in May 2013, one of our subsidiaries entered into a transaction with an international corporation through the issuance of insurance policies covering the risk related to certain contractual liabilities.  We received approximately $148 million in cash to service the contractual liabilities.  The polices cover any additional liabilities related to the payment of the contractual liabilities.  During the three and nine months ended September 30, 2013, we recognized approximately $10 million and $13 million of earned premium, respectively.

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

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of Maiden, National General Holdings Corp ("NGHC") and ACP Re, Ltd. for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to NGHC and its affiliates for a fee.

Loss and Loss Adjustment Expenses Incurred.   Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analysis. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle and we revise our estimates as we receive additional information about the condition of injured employees and claimants and the costs of their medical treatment. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability.

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

•
General and administrative expenses are comprised of other costs associated with our insurance activities, such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges. They also include the amortization of intangible assets and reduction of deferred tax liabilities related to Luxembourg captive entities.

Gain (loss) on Investment in Life Settlement Contracts.  The gain (loss) on investment in life settlement contracts includes the gain on acquisition of life settlement contracts, the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. We determine fair value based upon our estimate of the discounted cash flow related to policies (net of reserves for improvements in mortality, the possibility that the high net worth individuals represented in our portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to us and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies as no comparable market pricing is available. The gain (loss) realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain (loss) on investment in life settlement contracts to our segments based on gross written premium by segment.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 18.8% and 16.7% for the three months ended September 30, 2013 and 2012, respectively, and 24.4% and 16.6% for the nine months ended September 30, 2013 and 2012, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.6% and 90.2% for the three months ended September 30, 2013 and 2012, respectively, and 90.2% and 89.2% for the nine months ended September 30, 2013 and 2012, respectively.

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

Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$1,074,137	$736,556	$3,058,673	$1,975,681

Net written premium	$728,796	$483,659	$1,900,899	$1,235,025
Change in unearned premium	(114,901)	(96,212)	(342,471)	(199,560)
Net earned premiums	613,895	387,447	1,558,428	1,035,465
Ceding commission – primarily related party	68,219	49,860	199,334	140,684
Service and fee income (related parties – three months $11,715; $7,171 and nine months $36,636; $20,195)	89,981	44,561	238,596	118,110
Net investment income	23,290	18,429	64,019	49,291
Net realized gain (loss) on investments	1,112	2,213	20,463	3,768
Total revenues	796,497	502,510	2,080,840	1,347,318
Loss and loss adjustment expense	410,579	255,646	1,046,945	667,362
Acquisition costs and other underwriting expenses	207,819	143,736	557,198	397,474
Other	78,980	42,337	212,117	110,296
Total expenses	697,378	441,719	1,816,260	1,175,132
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	99,119	60,791	264,580	172,186
Other income (expense):
Interest expense	(9,120)	(7,218)	(24,089)	(21,303)
Net gain on investment in life settlement contracts net of profit commission	76	3,251	80	5,302
Foreign currency gain (loss)	368	(951)	2,423	(2,985)
Acquisition gain on purchase	—	—	55,786	—
Total other income (expense)	(8,676)	(4,918)	34,200	(18,986)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	90,443	55,873	298,780	153,200
Provision for income taxes	32,681	13,187	87,808	36,106
Income before equity in earnings of unconsolidated subsidiaries	57,762	42,686	210,972	117,094
Equity in earnings of unconsolidated subsidiaries – related party	1,927	3,207	10,537	8,659
Net income	59,689	45,893	221,509	125,753
Non-controlling interest	597	(2,663)	1,474	(3,079)
Net income attributable to AmTrust Financial Services, Inc.	60,286	43,230	222,983	122,674
Dividends on preference stock	(2,048)	—	(2,048)	—
Net income attributable to AmTrust common shareholders	$58,238	$43,230	$220,935	$122,674

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$—	$—	$—	$(1,208)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	(1,208)
Other net realized gain on investments	1,112	2,213	20,463	4,976
Net realized investment gain (loss)	$1,112	$2,213	$20,463	$3,768

Key measures:
Net loss ratio	66.9%	66.0%	67.2%	64.5%
Net expense ratio	22.7%	24.2%	23.0%	24.8%
Net combined ratio	89.6%	90.2%	90.2%	89.2%

Consolidated Results of Operations for the Three Months Ended September 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $337.5 million, or 45.8%, to $1,074.1 million from $736.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase of $337.5 million was primarily attributable to growth in our three primary segments. The increase in Small Commercial Business resulted primarily from increases in the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The largest increases came from the states of California, Florida, New Jersey, New York and Pennsylvania. The increase in Specialty Risk and Extended Warranty resulted from the acquisition of Car Care in 2013, as well as organic growth both in Europe and domestically. The increase in Specialty Program resulted primarily from growth in existing commercial package programs.

Net Written Premium. Net written premium increased $245.1 million, or 50.7%, to $728.8 million from $483.7 million for the three months ended September 30, 2013 and 2012, respectively. The increase (decrease) by segment was: Small Commercial Business - $106.4 million, Specialty Risk and Extended Warranty - $110.3 million , Specialty Program – $51.5 million and Personal Lines - $(23.1) million. Net written premium increased for the three months ended September 30, 2013 compared to the same period in 2012 due to the increase in gross written premium in 2013 compared to 2012 and the increase in retention of premiums written on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention rates were 67.8% and 65.7% for the three months ended September 30, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $226.5 million, or 58.4%, to $613.9 million from $387.4 million for the three months ended September 30, 2013 and 2012, respectively. The increase (decrease) by segment was: Small Commercial Business — $78.4 million, Specialty Risk and Extended Warranty — $130.6 million, Specialty Program — $19.8 million, and Personal Lines — $(2.3) million. The increase in net earned premium corresponded to the increase in net written premium. The increase in net earned premium was the result of the increase from 2012 to 2013 in gross written premium on a twelve-month rolling basis, the issuance of non-recurring insurance policies covering the risk related to certain contractual liabilities during the three months ended June 30, 2013 resulting in recognized earned premium during the three months ended September 30, 2013, and the increase in our retention of premiums quarter over quarter.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business.  The ceding commission earned during the three months ended September 30, 2013 and 2012 was $68.2 million and $49.9 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premium.

Service and Fee Income. Service and fee income increased $45.4 million, or 101.9%, to $90.0 million from $44.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase primarily related to additional fee income from acquisitions. We produced additional fee income of approximately $36 million during the three months ended September 30, 2013 from the acquisitions of AMTCS and Car Care in 2013 and FNC and the CNH Capital Insurance Agencies ("CNH") in the second half of 2012. We also increased our warranty administration fees by $4.0 million in 2013 compared to 2012. Additionally, we had higher technology fee income from NGHC of approximately $3.2 million and higher reinsurance brokerage fees from Maiden of approximately $1.1 million.

Net Investment Income. Net investment income increased $4.9 million, or 26.4%, to $23.3 million from $18.4 million for the three months ended September 30, 2013 and 2012, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the three months ended September 30, 2013 as a result of the Sequoia and FNIC acquisitions compared to the three months ended September 30, 2012, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $1.1 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in the realized gains for the three months ended September 30, 2013 resulted primarily from fewer sales of equity securities in our investment portfolio during the three months ended September 30, 2013.

 Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $155 million, or 60.6%, to $410.6 million from $255.6 million for the three months ended September 30, 2013 and 2012, respectively.  Our loss ratio for the three months ended September 30, 2013 and 2012 was 66.9% and 66.0%, respectively.  The increase in the loss ratio in 2013 primarily relates to higher ultimate loss selections in our Specialty Risk and Extended Warranty segment's European casualty business in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Additionally, the increase in the loss ratio was the result of having a higher percentage of earned premium in 2013 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $64.1 million, or 44.6%, to $207.8 million from $143.7 million for the three months ended September 30, 2013 and 2012, respectively. The expense ratio for the same periods decreased to 22.7% from 24.2%. The decrease in the expense ratio related primarily to the Specialty Risk and Extended Warranty segment and resulted from a decline in the writing of legal expense policies, which have a higher commission structure, coupled with premium expansion in businesses that have lower direct acquisition costs.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $38.3 million, or 63.0%, to $99.1 million from $60.8 million for the three months ended September 30, 2013 and 2012, respectively. The $38.3 million increase resulted primarily from an increase in earned premium combined with a consistent combined ratio period over period.

Interest Expense. Interest expense for the three months ended September 30, 2013 was $9.1 million, compared to $7.2 million for the same period in 2012. The increase was primarily related to interest expense on the $250 million notes issued in August 2013.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a gain on investment in life settlement contracts of $0.1 million for the three months ended September 30, 2013 compared to a gain of $3.3 million for the three months ended September 30, 2012. The decrease in the gain from life settlement contracts resulted from a lower net increase in fair value of the life settlement contracts.

 Provision for Income Tax. Income tax expense for the three months ended September 30, 2013 was $32.7 million, which resulted in an effective tax rate of 36.1% compared to $13.2 million for the three months ended September 30, 2012, which resulted in an effective tax rate of 23.6%. The effective rate increased during the three months ended September 30, 2013 primarily from the recognition of non-recurring gains related to a third quarter internal reorganization of our European operations.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party decreased by $1.3 million for the three months ended September 30, 2013 to $1.9 million compared to $3.2 million for the three months ended September 30, 2012. The decrease in equity in earnings for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 resulted primarily from the decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC's sale of shares in a 144A offering in June 2013.

Consolidated Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $1,083.0 million, or 54.8%, to $3,058.7 million from $1,975.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of $1,083.0 million was primarily attributable to growth in our three primary segments. The increase in Small Commercial Business resulted primarily from increases in the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The largest increases came from the states of California, Florida, New Jersey, New York and Pennsylvania. Additionally in our Small Commercial Business segment, we had an increase in our assigned risk premium. The increase in Specialty Risk and Extended Warranty resulted from non-recurring insurance policies written in the second quarter of 2013, the acquisition of Car Care in 2013, as well as organic growth in both Europe and domestically. The increase in Specialty Program resulted primarily from growth in existing in workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $665.9 million, or 53.9%, to $1,900.9 million from $1,235.0 million for the nine months ended September 30, 2013 and 2012, respectively. The increase (decrease) by segment was: Small Commercial Business - $275.5 million, Specialty Risk and Extended Warranty - $271.6 million, Specialty Program – $141.6 million and Personal Lines - $(22.8) million. Net written premium increased for the nine months ended September 30, 2013 compared to the same period in 2012 due to the increase in gross written premium in 2013 compared to 2012, and was partially offset by the lower retention of premiums written on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention rates were 62.1% and 62.5% for the nine months ended September 30, 2013 and 2012, respectively.

 Net Earned Premium. Net earned premium increased $522.9 million, or 50.5%, to $1,558.4 million from $1,035.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business — $207.4 million, Specialty Risk and Extended Warranty — $202.8 million, Specialty Program — $111.4 million, and Personal Lines — $1.3 million. The increase in net earned premium corresponded to the increase in net written premium.

Ceding Commission. Ceding commission represents commission earned primarily through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business.  The ceding commission earned during the nine months ended September 30, 2013 and 2012 was $199.3 million and $140.7 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premium.

Service and Fee Income. Service and fee income increased $120.5 million, or 102.0%, to $238.6 million from $118.1 million for the nine months ended September 30, 2013 and 2012, respectively. The increase primarily related to additional fee income from acquisitions, as well as organic growth. We produced additional fee income of approximately $85 million during the nine months ended September 30, 2013 related to the acquisitions of Car Care and AMTCS in 2013, and FNC and CNH in the second half of 2012. We also increased our warranty administration fees by $14.1 million in 2013 compared to 2012. Additionally, we had higher technology fee income from NGHC of approximately $8.5 million and higher reinsurance brokerage fees from Maiden of approximately $7.3 million.

Net Investment Income. Net investment income increased $14.7 million, or 29.9%, to $64.0 million from $49.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the nine months ended September 30, 2013, as a result of the acquisitions of Car Care, Sequoia and FNIC, compared to the nine months ended September 30, 2012, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $20.5 million for the nine months ended September 30, 2013, compared to a net realized gain on investments of $3.8 million for the nine months ended September 30, 2013. The increase in 2013 resulted from sales of securities with sizable unrealized gain positions during the first three months of 2013.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $379.5 million, or 56.9%, to $1,046.9 million from $667.4 million for the nine months ended September 30, 2013 and 2012, respectively.  Our loss ratio for the nine months ended September 30, 2013 and 2012 was 67.2% and 64.5%, respectively. The increase in the loss ratio in 2013 primarily impacted our Specialty Risk and Extended Warranty segment and our Small Commercial Business segment. The increases resulted from higher ultimate loss selections in our European casualty business and changes in the proportionate share of business written by segment. Additionally, in 2013, our workers' compensation business in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states, increased to 8.3% of total earned premium compared to 5.8% of total earned premium in 2012.

Acquisition Costs and Other Underwriting Expenses.   Acquisition costs and other underwriting expenses increased $159.7 million, or 40.2%, to $557.2 million from $397.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The expense ratio for the same periods decreased to 23.0% from 24.8%, respectively, and was distributed across our three primary segments. The decrease in the expense ratio resulted both from a change in our business mix and economies of scale. During the nine months ended September 30, 2013, a higher percentage of the gross written premium was attributable to workers' compensation business in both the Small Commercial Business and Specialty Program segments, which have lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to leveraging of our existing employee base.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $92.4 million, or 53.7%, to $264.6 million from $172.2 million for the nine months ended September 30, 2013 and 2012, respectively. The change in income from 2013 to 2012 resulted primarily from increases in underwriting income of $42 million, income from our investment portfolio of $31.4 million and income derived from service and fee income of approximately $18.7 million.

Interest Expense. Interest expense for the nine months ended September 30, 2013 was $24.1 million, compared to $21.3 million for the same period in 2012. The increase was primarily related to interest expense on the $250 million notes issued in August 2013.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a gain on investment in life settlement contracts of $0.08 million for the nine months ended September 30, 2013 compared to a gain of $5.3 million for the nine months ended 2012. The decrease in the gain from life settlement contracts resulted from a lower net increase in fair value of the life settlement contracts.

Acquisition Gain on Purchase. We recognized an acquisition gain on purchase for the nine months ended September 30, 2013 of $55.8 million compared to recognizing no gain on acquisition for the nine months ended September 30, 2012. The gain on acquisition related to the purchase of Car Care, FNIC and Sequoia during the nine months ended September 30, 2013.

 Provision for Income Tax. Income tax expense for the nine months ended September 30, 2013 was $87.8 million, which resulted in an effective tax rate of 29.4% compared to $36.1 million for the nine months ended September 30, 2012, which resulted in an effective tax rate of 23.6%. The effective rate increased during the nine months ended September 30, 2013 primarily from the gain recognized on the acquisition of FNIC and Sequoia during the three months ended June 30, 2013 and the recognition of non-recurring gains related to a third quarter internal reorganization of our European operations.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $1.8 million for the nine months ended September 30, 2013 to $10.5 million compared to $8.7 million for the nine months ended September 30, 2012. The increase in equity in earnings for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted primarily from a realized gain of approximately $10.5 million from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC's sale of shares in a 144A offering in June 2013, partially offset by a decline in earnings from our proportionate share of equity income from NGHC's results of operations.

Small Commercial Business Segment Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$423,328	$243,603	$1,189,088	$690,081

Net written premium	239,890	133,492	632,183	356,652
Change in unearned premium	(37,694)	(9,686)	(115,087)	(46,950)
Net earned premiums	202,196	123,806	517,096	309,702

Ceding commission – primarily related party	25,576	17,845	78,064	50,435

Loss and loss adjustment expense	(130,971)	(81,727)	(339,669)	(201,256)
Acquisition costs and other underwriting expenses	(75,359)	(48,317)	(208,120)	(133,412)
	(206,330)	(130,044)	(547,789)	(334,668)
Underwriting income	$21,442	$11,607	$47,371	$25,469

Key measures:
Net loss ratio	64.8%	66.0%	65.7%	65.0%
Net expense ratio	24.6%	24.6%	25.2%	26.8%
Net combined ratio	89.4%	90.6%	90.8%	91.8%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$75,359	$48,317	$208,120	$133,412
Less: ceding commission revenue – primarily related party	25,576	17,845	78,064	50,435
	49,783	30,472	130,056	82,977
Net earned premium	$202,196	$123,806	$517,096	$309,702
Net expense ratio	24.6%	24.6%	25.2%	26.8%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2013 and 2012

Gross Written Premium.  Gross written premium increased $179.7 million, or 73.8%, to $423.3 million from $243.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase related primarily from the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The majority of the increase, which was $102 million, related to workers' compensation policies. This increase came primarily from the states of California, Florida, New Jersey, New York and Pennsylvania.

Net Written Premium.  Net written premium increased $106.4 million, or 79.7%, to $239.9 million from $133.5 million for the three months ended September 30, 2013 and 2012, respectively. The increase in net premium resulted from an increase in gross written premium for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as well as an increase in the retention of gross written premium period over period. Our retention rates for the segment were 56.7% and 54.8% for the three months ended September 30, 2013 and 2012, respectively.

Net Earned Premium.  Net earned premium increased $78.4 million, or 63.3%, to $202.2 million from $123.8 million for the three months ended September 30, 2013 and 2012, respectively. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012.

Ceding Commission.  The ceding commission earned during the three months ended September 30, 2013 and 2012 was $25.6 million and $17.8 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses increased $49.3 million, or 60.3%, to $131.0 million from $81.7 million for the three months ended September 30, 2013 and 2012, respectively. Our loss ratio for the segment for the three months ended September 30, 2013 decreased to 64.8% from 66.0% for the three months ended September 30, 2012. The decrease in the loss ratio in the three months ended September 30, 2013 resulted primarily from a reduction in claim frequency, stable claim severity and improved premium rates.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $27.1 million, or 56.1%, to $75.4 million from $48.3 million for the three months ended September 30, 2013 and 2012, respectively. The expense ratio was 24.6% for the three months ended September 30, 2013 and 2012. The expense ratio remained flat as the business mix was consistent period over period.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $9.8 million, or 84.4%, to $21.4 million from $11.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase resulted primarily from an increase in the level of earned premium during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as well as a decrease in the loss ratio period over period.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Gross Written Premium.  Gross written premium increased $499.0 million, or 72.3%, to $1,189.1 million from $690.1 million for the nine months ended September 30, 2013 and 2012, respectively. The increase related primarily from the number of policies issued as well as the average policy size and the impact of the Sequoia and FNIC acquisitions. The majority of the increase, which was $315 million, related to workers' compensation policies. This increase came primarily from the states of California, Florida, New Jersey, New York and Pennsylvania. Additionally, we had an increase in our assigned risk premium of $40.5 million.

Net Written Premium.  Net written premium increased $275.5 million, or 77.2%, to $632.2 million from $356.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net premium resulted from an increase in gross written premium for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as well as an increase in the retention of gross written premium period over period. Our retention rates for the segment were 53.2% and 51.7% for the nine months ended September 30, 2013 and 2012, respectively. This was partially offset by an increase in our assigned risk business in 2013, for which we cede 100 percent of our gross written business.

Net Earned Premium.  Net earned premium increased $207.4 million, or 67.0%, to $517.1 million from $309.7 million for the nine months ended September 30, 2013 and 2012, respectively. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012.

Ceding Commission.  The ceding commission earned during the nine months ended September 30, 2013 and 2012 was $78.1 million and $50.4 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased $138.4 million, or 68.8%, to $339.7 million from $201.3 million for the nine months ended September 30, 2013 and 2012, respectively. Our loss ratio for the segment for the nine months ended September 30, 2013 increased to 65.7% from 65.0% for the nine months ended September 30, 2012. The increase in the loss ratio in the nine months ended September 30, 2013 resulted primarily from having a higher percentage of earned premium in 2013 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses increased $74.7 million, or 56.0%, to $208.1 million from $133.4 million for the nine months ended September 30, 2013 and 2012, respectively. The expense ratio decreased to 25.2% for the nine months ended September 30, 2013 from 26.8% for the nine months ended September 30, 2012. The decrease in the expense ratio resulted both from a change in our business mix and economies of scale. During the nine months ended September 30, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business, which has lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to the leveraging of our existing employee base.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $21.9 million, or 86.0%, to $47.4 million from $25.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase resulted primarily from an increase in the level of earned premium during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by higher loss and loss adjustment expenses in the first nine months of 2013 compared to the first nine months of 2012.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$352,866	$260,415	$1,129,080	$767,114

Net written premium	247,383	137,106	722,097	450,526
Change in unearned premium	(1,001)	(21,371)	(126,411)	(57,611)
Net earned premiums	246,382	115,735	595,686	392,915

Ceding commission – primarily related party	22,120	13,226	63,533	46,594

Loss and loss adjustment expense	(164,977)	(72,812)	(401,998)	(241,883)
Acquisition costs and other underwriting expenses	(64,630)	(36,126)	(169,379)	(123,249)
	(229,607)	(108,938)	(571,377)	(365,132)
Underwriting income	$38,895	$20,023	$87,842	$74,377

Key measures:
Net loss ratio	67.0%	62.9%	67.5%	61.6%
Net expense ratio	17.3%	19.8%	17.8%	19.5%
Net combined ratio	84.2%	82.7%	85.3%	81.1%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$64,630	$36,126	$169,379	$123,249
Less: ceding commission revenue – primarily related party	22,120	13,226	63,533	46,594
	42,510	22,900	105,846	76,655
Net earned premium	$246,382	$115,735	$595,686	$392,915
Net expense ratio	17.3%	19.8%	17.8%	19.5%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $92.5 million, or 35.5%, to $352.9 million from $260.4 million for the three months ended September 30, 2013 and 2012, respectively. The segment experienced growth both in Europe and the United States. The growth outside the United States was driven primarily by the acquisition of Car Care, which had premium writings of approximately $30 million, and a new program written by an European subsidiary of approximately $19 million. The growth in the United States of approximately $22 million resulted from the underwriting of new vehicle service programs.

Net Written Premium. Net written premium increased $110.3 million, or 80.4%, to $247.4 million from $137.1 million for the three months ended September 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase of gross written premium for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as well as a higher retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 70.1% and 52.6% for the three months ended September 30, 2013 and 2012, respectively, as certain new programs written during the three months ended September 30, 2013 were not covered by for the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $130.6 million, or 112.9%, to $246.4 million from $115.8 million for the three months ended September 30, 2013 and 2012, respectively.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the three months ended September 30, 2013. The increase in net earned premium was the result of the increase from 2012 to 2013 in gross written premium on a twelve-month rolling basis, the issuance of non-recurring insurance policies covering the risk related to certain contractual liabilities during the three months ended June 30, 2013 resulting in recognized earned premium during the three months ended September 30, 2013, and the increase in our retention of premiums quarter over quarter.

Ceding Commission.  The ceding commission earned during the three months ended September 30, 2013 and 2012 was $22.1 million and $13.2 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $92.2 million, or 126.6%, to $165.0 million from $72.8 million for the three months ended September 30, 2013 and 2012, respectively. Our loss ratio for the segment for the three months ended September 30, 2013 increased to 67.0% from 62.9% for the three months ended September 30, 2012. The increase in the loss ratio for the three months ended September 30, 2013 resulted primarily from higher ultimate loss selections in our European casualty business in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $28.5 million, or 78.9%, to $64.6 million from $36.1 million for the three months ended September 30, 2013 and 2012, respectively. The expense ratio decreased to 17.3% for the three months ended September 30, 2013 from 19.8% for the three months ended September 30, 2012. The decrease in the expense ratio resulted from from a decline in policy acquisition costs as a percentage of earned premium.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $18.9 million, or 94.3%, to $38.9 million from $20.0 million for the three months ended September 30, 2013 and 2012, respectively. The increase was attributable primarily to an increase in the segment’s net earned premium during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, partially offset by an increase in the segment's combined ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Gross Written Premium. Gross written premium increased $362.0 million, or 47.2%, to $1,129.1 million from $767.1 million for the nine months ended September 30, 2013 and 2012, respectively. The segment experienced growth both in Europe and the United States. The growth outside the United States was driven primarily by a non-recurring insurance policy totaling approximately $78 million of written premium and the acquisition of Car Care, which had premium writings of approximately $67 million, and a new program written by a European subsidiary of approximately $47 million. The growth in the United States resulted from the underwriting of new programs, including programs related to our acquisition of CNH in July 2012.

 Net Written Premium. Net written premium increased $271.6 million, or 60.3%, to $722.1 million from $450.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as well as higher retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 64.0% and 58.7% for the nine months ended September 30, 2013 and 2012, respectively, as certain new programs written during the three months ended September 30, 2013 were not covered by for the Maiden Quota Share.
.
Net Earned Premium. Net earned premium increased $202.8 million, or 51.6%, to $595.7 million from $392.9 million for the nine months ended September 30, 2013 and 2012, respectively.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the nine months ended September 30, 2013.

Ceding Commission.  The ceding commission earned during the nine months ended September 30, 2013 and 2012 was $63.5 million and $46.6 million, respectively.  The increase related to the allocation to this segment of its proportionate share of our overall policy acquisition expense.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $160.1 million, or 66.2%, to $402.0 million from $241.9 million for the nine months ended September 30, 2013 and 2012, respectively. Our loss ratio for the segment for the nine months ended September 30, 2013 increased to 67.5% from 61.6% for the nine months ended September 30, 2012.  The increase in the loss ratio for the nine months ended September 30, 2013 resulted primarily from higher ultimate loss selections in our European casualty business in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses decreased $46.2 million, or 37.5%, to $169.4 million from $123.2 million for the nine months ended September 30, 2013 and 2012, respectively. The expense ratio decreased to 17.8% for the nine months ended September 30, 2013 from 19.5% for the nine months ended September 30, 2012. The decrease resulted from a decline in the writing of legal expense policies, which have a higher commission structure, coupled with premium expansion in businesses that have lower direct acquisition costs.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $13.4 million, or 18.0%, to $87.8 million from $74.4 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was attributable primarily to an increase in the segment’s earned premium during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by an increase in the segment's loss ratio.

Specialty Program Segment Results of Operations for Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$290,677	$202,280	$673,612	$428,796

Net written premium	234,257	182,803	479,726	338,157
Change in unearned premium	(95,241)	(63,560)	(118,556)	(88,385)
Net earned premium	139,016	119,243	361,170	249,772

Ceding commission – primarily related party	20,523	18,789	57,737	43,655

Loss and loss adjustment expense	(96,417)	(82,619)	(247,791)	(170,639)
Acquisition costs and other underwriting expenses	(59,798)	(50,551)	(153,924)	(115,475)
	(156,215)	(133,170)	(401,715)	(286,114)
Underwriting income	$3,324	$4,862	$17,192	$7,313

Key measures:
Net loss ratio	69.4%	69.3%	68.6%	68.3%
Net expense ratio	28.3%	26.6%	26.6%	28.8%
Net combined ratio	97.6%	95.9%	95.2%	97.1%

Reconciliation of net expense ratio:
Acquisition costs and other underwriting expenses	$59,798	$50,551	$153,924	$115,475
Less: ceding commission revenue – primarily related party	20,523	18,789	57,737	43,655
	39,275	31,762	96,187	71,820
Net earned premium	$139,016	$119,243	$361,170	$249,772
Net expense ratio	28.3%	26.6%	26.6%	28.8%

Specialty Program Segment Results of Operations for Three Months Ended September 30, 2013 and 2012

Gross Written Premium.  Gross written premium increased $88.4 million, or 43.7%, to $290.7 million from $202.3 million for the three months ended September 30, 2013 and 2012, respectively. The segment benefited from growth in new programs and existing programs, including both workers' compensation programs and commercial package policy programs. The new programs accounted for 34.5% of the total increase in gross written premium during the third quarter of 2013.

Net Written Premium.  Net written premium increased $51.5 million million, or 28.1%, to $234.3 million from $182.8 million for the three months ended September 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase in gross written premium for the three months ended September 30, 2013 compared to for the three months ended September 30, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 80.6% and 90.4% for the three months ended September 30, 2013 and 2012, respectively.

Net Earned Premium. Net earned premium increased $19.8 million, or 16.6%, to $139.0 million from $119.2 million for the three months ended September 30, 2013 and 2012, respectively. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2013 compared to 2012.

Ceding Commission.   The ceding commission earned during the three months ended September 30, 2013 and 2012 was $20.5 million and $18.8 million, respectively. The ceding commission increased period over period as result of the segment receiving its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $13.8 million, or 16.7%, to $96.4 million for the three months ended September 30, 2013, compared to $82.6 million for the three months ended September 30, 2012. Our loss ratio for the segment for the three months ended September 30, 2013 increased to 69.4% from 69.3% for the three months ended September 30, 2012. The loss ratio remained consistent for the three months ended September 30, 2013 as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $9.2 million, or 18.3%, to $59.8 million from $50.6 million for the three months ended September 30, 2013 and 2012, respectively. The expense ratio increased to 28.3% for the three months ended September 30, 2013 from 26.6% for the three months ended September 30, 2012. The increase in the expense ratio resulted primarily from this segment's premium growth relative to our other segments, which resulted in a higher allocation to this segment of unallocated corporate expenses.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio decreased $1.6 million, or 32.6%, to $3.3 million from $4.9 million for the three months ended September 30, 2013 and 2012, respectively. The decrease of $1.6 million resulted primarily from an increase in the expense ratio in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, partially offset by an increase in the earned premium in the same period.

Specialty Program Segment Results of Operations for Nine Months Ended September 30, 2013 and 2012

Gross Written Premium.  Gross premium increased $244.8 million, or 57.1%, to $673.6 million from $428.8 million for the nine months ended September 30, 2013 and 2012, respectively. The segment benefited from growth in new programs and existing programs, including both workers' compensation programs and commercial package policy programs. The new programs accounted for 36.7% of the total increase in gross written premium in the first nine months of 2013.

Net Written Premium.  Net written premium increased $141.6 million, or 41.9%, to $479.7 million from $338.1 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net written premium resulted from an increase in gross written premium for the nine months ended September 30, 2013 compared to for the nine months ended September 30, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 71.2% and 78.9% for the nine months ended September 30, 2013 and 2012, respectively.

Net Earned Premium.  Net earned premium increased $111.4 million, or 44.6%, to $361.2 million from $249.8 million for the nine months ended September 30, 2013 and 2012, respectively. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2013 compared to 2012.

Ceding Commission.   The ceding commission earned during the nine months ended September 30, 2013 and 2012 was $57.7 million and $43.7 million, respectively. The ceding commission increased period over period as result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $77.2 million, or 45.2%, to $247.8 million for the nine months ended September 30, 2013, compared to $170.6 million for the nine months ended September 30, 2012. Our loss ratio for the segment for the nine months ended September 30, 2013 increased to 68.6% from 68.3% for the nine months ended September 30, 2012. The loss ratio remained consistent for the three months ended September 30, 2013 as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $38.4 million, or 33.3%, to $153.9 million from $115.5 million for the nine months ended September 30, 2013 and 2012, respectively. The expense ratio decreased to 26.6% for the nine months ended September 30, 2013 from 28.8% for the nine months ended September 30, 2012. The decrease in the expense ratio resulted both from a change in business mix and economies of scale. During the nine months ended September 30, 2013, a higher percentage of gross written premium was attributable to workers' compensation business, which has lower policy acquisition expenses than other types of business written in this segment.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).   Net earned premiums less expenses included in combined ratio increased $9.9 million, or 135.4%, to $17.2 million from $7.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of $9.9 million resulted primarily from an increase in earned premium and by a decrease in the expense ratio in 2013 compared to 2012.

Personal Lines Reinsurance Segment Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

On August 1, 2013, we received notice from Integon National Insurance Company (“Integon”), a wholly-owned subsidiary of NGHC, that Integon was terminating, effective August 1, 2013, our participation in the Personal Lines Quota Share. The results of our operations from the quota share represent our Personal Lines Reinsurance segment. The termination is on a run-off basis, meaning we will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we will retain all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we will not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012	2013	2012
Gross written premium	$7,266	$30,258	$66,893	$89,690

Net written premium	7,266	30,258	66,893	89,690
Change in unearned premium	19,035	(1,595)	17,583	(6,614)
Net earned premium	26,301	28,663	84,476	83,076
Loss and loss adjustment expense	(18,214)	(18,488)	(57,487)	(53,584)
Acquisition costs and other underwriting expenses	(8,032)	(8,742)	(25,775)	(25,338)
	(26,246)	(27,230)	(83,262)	(78,922)
Underwriting income	$55	$1,433	$1,214	$4,154

Key measures:
Net loss ratio	69.3%	64.5%	68.1%	64.5%
Net expense ratio	30.5%	30.5%	30.5%	30.5%
Net combined ratio	99.8%	95.0%	98.6%	95.0%

Personal Lines Reinsurance Segment Results of Operations for the Three Months Ended September 30, 2013 and 2012

We assumed $7.3 million and $30.3 million of premium from the insurance companies of GMAC Insurance Holdings, Inc. (the "GMACI Insurers") for the three months ended September 30, 2013 and 2012, respectively. The decrease resulted from the run-off of the Personal Lines Quota Share agreement that was terminated in August 2013. Net earned premium decreased 8.2% in the third quarter of 2013 compared to the third quarter of 2012 due to the termination of the quota share arrangement. Loss and loss adjustment expense decreased only 1.5% for the three months ended September 30, 2013 compared to the same period in 2012, which resulted in a higher loss ratio. The increase in loss ratio resulted due to experiencing higher ultimate losses in 2013 compared to 2012. The net expense ratio in the third quarter of 2013 was flat compared to the third quarter of 2012.

Personal Lines Reinsurance Segment Results of Operations for the Nine Months Ended September 30, 2013 and 2012

We assumed $66.9 million and $89.7 million of premium from the GMACI Insurers for the nine months ended September 30, 2013 and 2012, respectively. The decrease resulted from the run-off of the Personal Lines Quota Share that was terminated in August 2013. Net earned premium increased 1.7% in the nine months ended September 30, 2013 compared to the same period in 2012 due to the earning cycle of assumed written premium in 2012. Loss and loss adjustment expense increased 7.3% for the nine months ended September 30, 2013 compared to the same period in 2012 due to experiencing higher ultimate losses in 2013 compared to 2012. The net expense ratio in the nine months ended September 30, 2013 was flat compared to the same period in 2012.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $720 million and $541 million in the nine months ended September 30, 2013 and 2012, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to pay claims and operating expenses, interest and principal on our debt facilities and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
(Amounts in Thousands)	2013	2012
Cash and cash equivalents provided by (used in):
Operating activities	$604,793	$402,924
Investing activities	(850,517)	(315,090)
Financing activities	317,372	61,415

Net cash provided by operating activities for the nine months ended September 30, 2013 increased compared to cash provided by operating activities in the nine months ended September 30, 2012. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2013 compared to 2012.

Net cash used in investing activities was approximately $851 million during the nine months ended September 30, 2013 and consisted primarily of approximately $680 million for the net purchase of fixed maturity and equity securities, approximately $33 million for restricted cash, approximately $73 million for acquisitions, approximately $29 million for capital expenditures and approximately $40 million for the acquisition of and premium payments for life settlement contracts. Net cash used in investing activities was $315 million for the nine months ended September 30, 2012 and consisted of approximately $219 million for the net purchase of fixed maturity and equity securities, approximately $42 million for the acquisition of and premium payments for life settlement contracts, an increase in restricted cash of $24 million, approximately $20 million for acquisitions and capital expenditures of approximately $20 million.

Net cash provided by financing activities was approximately $317 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of approximately $61 million during the nine months ended September 30, 2012. In 2013, we received net proceeds of approximately $247 million and $111 million from the issuance of notes and preferred shares, respectively. Additionally, we received approximately $16 million from non-controlling interest capital contributions, partially offset by approximately $31 million for dividends and approximately $31 million to settle repurchase agreements. During the nine months ended September 30, 2012, cash provided by financing activities primarily included debt proceeds of approximately $38 million, non-controlling interest capital contributions to one of our subsidiaries of approximately $17 million and borrowings f rom securities sold under agreements to repurchase of $34 million, partially offset by cash dividend payments of approximately $17 million and note payments of approximately $13 million.

Other Material Changes in Financial Position

(Amounts in thousands)	September 30, 2013	December 31, 2012
Assets:
Fixed maturities, available for sale	$3,053,959	$2,065,226
Prepaid reinsurance premium	957,114	754,844
Liabilities:
Loss and loss expense reserve	$3,615,536	$2,426,400
Unearned premium	2,537,401	1,773,593
Accrued expenses and other current liabilities	642,361	406,447

The increase in fixed maturities, available for sale and accrued expenses and other current liabilities from December 31, 2012 to September 30, 2013 related to certain assets and liabilities assumed from the acquisition of Car Care, Sequoia and FNIC. The increase in prepaid reinsurance premium between periods related to increased premium cessions during the first nine months of 2013 due to our overall gross written premium growth in 2013. The increase in loss and loss expense reserve and unearned premium related to an increase in gross written premium during the nine months ended September 30, 2013 compared to 2012, as well as the assumption of these liabilities associated with the acquisitions of Car Care, Sequoia and MIHC.

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

Revolving Credit Agreement

We have a $200 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility, which matures in 2016, is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million. Fees associated with the Credit Agreement were approximately $1.0 million. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We are in compliance with all covenant as of September 30, 2013.

As of September 30, 2013, we had no outstanding borrowings under this Credit Agreement. We had outstanding letters of credit in place under this Credit Agreement at September 30, 2013 for $34.3 million, which reduced the availability for letters of credit to $65.7 million as of September 30, 2013, and the availability under the facility to $165.7 million as of September 30, 2013.

Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on our credit facility as of September 30, 2013 was 1.25%. We recorded total interest expense of approximately $1.6 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively, under our current and former Credit Agreement.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.25% at September 30, 2013), a letter of credit fronting fee with respect to each letter of credit of 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on our consolidated leverage ratio and was 0.20% at September 30, 2013).

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

The Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at September 30, 2013 is equal to 38.2129 shares of Common Stock per $1,000 principal amount of Notes, which corresponds to a conversion price of approximately $26.17 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders of the Notes will have the right to require us to repurchase their Notes for cash, in whole or in part, at 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the loan of the Notes. After considering the contractual interest payments and amortization of the original discount, the Notes effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Notes was $10.8 million and $10.5 million for the nine months ended September 30, 2013 and 2012, respectively.

6.125% Notes due 2023

In August 2013, we issued $250 million aggregate principal amount of our 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by us. Fees associated with the Notes were approximately $2.7 million. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of September 30 , 2013, the consolidated leverage ratio was less than 30%. It is an event of default if we have a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of our subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including our convertible senior notes and amounts under the revolving credit agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $1.9 million for the nine months ended September 30, 2013.

Secured Loan Agreement

During 2011, we entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.3 million for both the nine months ended September 30, 2013 and 2012 related to this agreement. The loan is secured by an aircraft that our subsidiaries acquired in February 2011.

 The agreement contains certain covenants that are similar to our revolving credit facility. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, we are required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft.  During the nine months ended September 30, 2013, we paid $0.3 million to reduce the outstanding principal balance to meet these terms. The agreement allows us, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities, which we invest or hold in short term or fixed income securities. As of September 30, 2013, there were $204.3 million principal amount outstanding at interest rates between 0.16% and 0.21%. The Company has eleven repurchase agreements with one counter-party totaling $171.3 million and one repurchase agreement with a separate counter-party totaling $33 million. Interest expense associated with these twelve repurchase agreements for the nine months ended September 30, 2013 was $0.7 million, of which $0.0 million was accrued as of September 30, 2013. We have approximately $222.3 million of collateral pledged in support of these agreements. Additionally, during the three months ended September 30, 2013, we closed its reverse repurchase agreement and did not incur any gain or loss as a result of this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of September 30, 2013 and December 31, 2012.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of our obligations to our U.S. subsidiaries.  The amount of this collateral as of September 30, 2013 was approximately $1,098 million.  Maiden retains ownership of the collateral in the trust account.

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank during the 2011. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million and was utilized for $48.6 million as of September 30, 2013. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

We, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $28.5 million as of September 30, 2013.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts, other investments and equity investments, increased $1,115 million, or 43.1%, to $3.7 billion for the nine months ended September 30, 2013 from $2.6 billion as of December 31, 2012. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the three months ended September 30, 2013 related, primarily, to the acquisitions of Car Care, Sequoia and FNIC. Our fixed maturity securities, gross, had a fair value of $3.1 billion and an amortized cost of $3.0 billion as of September 30, 2013. Our equity securities are reported at fair value and totaled $29.7 million with a cost of $29.5 million as of September 30, 2013. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	September 30, 2013		December 31, 2012
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$597,938	16.1%	$493,132	19.0%
Time and short-term deposits	22,471	0.6	10,282	0.4
U.S. treasury securities	92,922	2.5	66,192	2.6
U.S. government agencies	9,759	0.3	40,301	1.6
Municipals	446,859	12.1	299,442	11.6
Foreign government	53,062	1.4	—	—
Commercial mortgage back securities	18,217	0.5	10,200	0.4
Residential mortgage backed securities:
Agency backed	672,222	18.1	292,614	11.3
Non-agency backed	14,380	0.4	7,063	0.2
Asset-backed securities	7,059	0.2	—	—
Corporate bonds	1,739,479	47.0	1,349,414	52.1
Preferred stocks	3,051	0.1	5,184	0.2
Common stocks	26,653	0.7	15,281	0.6
	$3,704,072	100.0%	$2,589,105	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2013 and December 31, 2012, as rated by Standard and Poor’s.

	September 30, 2013	December 31, 2012
U.S. Treasury	3.0%	1.9%
AAA	9.9	13.8
AA	37.2	31.2
A	22.9	24.4
BBB, BBB+, BBB-	24.8	27.1
BB, BB+, BB-	1.7	1.6
B, B+, B-	0.4	—
Other	0.1	—
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	2.26	5.7	2.18	2.4
U.S. government agencies	3.36	2.1	4.14	3.1
Foreign government	6.40	15.5	3.37	5.6
Corporate bonds	2.88	4.9	3.95	5.1
Municipals	3.68	6.9	4.30	6.2
Mortgage and asset backed	3.58	5.1	3.41	2.2

As of September 30, 2013, the weighted average duration of our fixed income securities was 5.8 years and had a yield of 3.32%.

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

The impairment charges of our fixed and equity securities for the nine months ended September 30, 2013 and 2012 are presented in the table below:

(Amounts in Thousands)	2013	2012
Equity securities	$—	$1,208
Fixed maturity securities	—	—
	$—	$1,208

During the nine months ended September 30, 2013, we had no impairment charge of our fixed and equity securities. In addition, during the nine months ended September 30, 2013, we had $79.6 million of gross unrealized losses, of which $2.1 million related to marketable equity securities and $77.5 million related to fixed maturity securities.

Corporate bonds represent 57% of the fair value of our fixed maturities and 59% of the total unrealized losses of our fixed maturities. We own 938 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 34%, 21% and 2%, respectively, and 24%, 31% and 4% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $2.1 million as of September 30, 2013 are not material to our financial position.

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

Interest Rate Risk. We had fixed maturity securities (excluding $22.5 million of time and short-term deposits) with a fair value of $3.05 billion and carrying value of $3.04 billion as of September 30, 2013 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2013 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of September 30, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$2,735,991	$(317,968)	(14.9)%
100 basis point increase	2,889,544	(164,415)	(7.7)%
No change	3,053,959	—	—
100 basis point decrease	3,225,850	171,891	8.0%
200 basis point decrease	3,406,044	352,085	(16.5)%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $727.6 million of debt instruments of which $559.7 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. ("MIC"). While the functional currencies of AIU, AEL and MIC are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $28.8 million after tax realized currency loss based on our outstanding foreign denominated reserves of $885.8 million at September 30, 2013.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2013, the equity securities in our investment portfolio had a fair value of $29.7 million, representing approximately less than 1% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$31,189	$1,485	0.1%
No change	29,704	—
5 % decrease	28,219	(1,485)	(0.1)%

Off Balance Sheet Risk. We do not have off balance sheet risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we purchased 1,323 shares of our common stock from employees in connection with the vesting of restricted stock issued to certain employees in connection with our 2010 Omnibus Incentive Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares. In addition, in November 2007, our board of directors authorized us to repurchase up to 3,000,000 shares of common stock in one or more transactions at prevailing prices in the open market or in privately negotiated transactions. We did not repurchase any shares pursuant to this authority during the three months ended September 30, 2013.

The following table summarizes the Company’s stock repurchases for the three-month period ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
July 1 - 31, 2013	—	$—	—	2,223,713
August 1 - 31, 2013	—	—	—	2,223,713
September 1 - 30, 2013	1,323	38.35	—	2,223,713
Total	1,323	$38.35	—	2,223,713

(1)	Includes 1,323 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
4.1	Form of 6.125% Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed August 15, 2013).

4.2
Second Supplemental Indenture, dated as of August 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed August 15, 2013).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2013.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2013.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2013.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2013.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	November 8, 2013	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer