Form 10-K
period 2013-12-31
Amtrust Financial Services, Inc.
filed 2014-03-03
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to .
Commission File Number: 001-33143

AMTRUST FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 43rd Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 220-7120
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,033,803,706.
As of February 14, 2014, the number of common shares of the registrant outstanding was 74,829,615.
Documents incorporated by reference: Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holdings Corp., or third party agencies and warranty administrators, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business

Legal Organization

AmTrust Financial Services, Inc. is a Delaware corporation that was acquired by its principal shareholders in 1998 and began trading on the NASDAQ Global Select Market on November 13, 2006. References to “AmTrust,” the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K and in other statements and information publicly disseminated by AmTrust Financial Services, Inc., refer to the consolidated operations of the holding company.

Business Overview

AmTrust underwrites and provides property and casualty insurance in the United States and internationally to niche customer groups that we believe are generally under served within the broader insurance market.

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

We are committed to driving long-term shareholder value and industry-leading returns on equity by continuing to execute on our lower risk, lower volatility business model and leveraging technology to help maintain a more efficient cost structure, consistently generate solid underwriting profits and ensure strong customer service and retention rates. Additionally, we are focused on further enhancing our economies of scale by opportunistically expanding our geographic reach and product set, growing our network of agents and other distributors, developing new client relationships and executing our acquisition strategy. We are also focused on maintaining our disciplined approach to capital management while maximizing an appropriate risk-adjusted return on our growing investment portfolio. We continue to carefully monitor and maintain appropriate levels of reserves and seek to minimize our reinsurance recoverable exposure in order to maintain a strong balance sheet. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining or improving our A.M. Best ratings. Our principal insurance subsidiaries are rated “A” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the third highest of 16 rating levels.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the commercial business insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have significantly greater financial, marketing and management resources than we do. In the future, we may also compete with new market entrants. Our competitors include other insurance companies, state insurance pools and self-insurance funds. We generally target niche sectors and clients where the market is not as competitive as the broader market and where we have particular expertise and provide differentiated offerings compared to our competitors.

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

We believe the niche markets in the Specialty Risk and Extended Warranty sector in which we do business are less competitive than most other insurance sectors (including workers’ compensation insurance). We believe our Specialty Risk and Extended Warranty teams are recognized for their knowledge and expertise in the targeted markets. Nonetheless, we face significant competition, including several internationally well-known insurers that have significantly greater financial, marketing and management resources and experience than we have. We believe that our competitive advantages include our ownership of a U.S. warranty provider, which enables us to directly administer the business, the ability to provide technical assistance to non-affiliate warranty providers, experienced underwriting, resourceful claims management practices and good relations with warranty administrators in the European Union, Asia and the United States.

Our Specialty Program segment employs a niche strategy of targeting smaller businesses, which helps to differentiate our offerings from those of our competitors. Most of our competing carriers pursue larger risks. We do not compete for high exposure business and underwrite lower hazard classes of business where service and execution are the basis for attracting and retaining business as opposed to providing the lowest price. Our competitive A.M. Best rating and financial size allow us to compete favorably for target business.

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

Business Segments

We manage our business through three primary segments, Small Commercial Business, Specialty Risk and Extended Warranty and Specialty Program, which are based on the products we provide and the markets we serve. Our fourth segment, Personal Lines Reinsurance, related to an agreement whereby we reinsured 10% of National General Holdings Corp.’s consumer property and casualty business pursuant to the Personal Lines Quota Share with NGHC’s personal lines insurance companies (as described below in “Acquisitions and Strategic Investments - Investment in NGHC.”) On August 1, 2013, we received notice, effective August 1, 2013, that our participation in the Personal Lines Quota Share was terminated. The termination is on a run-off basis, meaning we will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies.

The following table provides our gross written premium by segment for the years ended December 31, 2013, 2012 and 2011:

(Amounts in Thousands)	2013	2012	2011
Small Commercial Business	$1,659,980	$933,740	$609,822
Specialty Risk and Extended Warranty	1,511,649	1,118,710	1,056,511
Specialty Program	879,455	578,735	381,541
Personal Lines Reinsurance	65,827	118,141	102,598
Total	$4,116,911	$2,749,326	$2,150,472

Additional financial information regarding our segments is presented in Note 24 “Segments” of the notes to our 2013 audited consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation to small businesses that operate in low and medium hazard classes, such as restaurants, retail stores, physicians and other professional offices, and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $7,081. We are authorized to write our Small Commercial Business products in all 50 states. We distribute our policies through a network of over 8,100 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation and umbrella coverage.

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally does not fit the underwriting and profitability criteria of many of our competitors. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates. Our policy renewal rate on voluntary business (excluding assigned risk plans), which represented approximately 91% of the segment’s gross written premiums in 2013, was 87%, 86%, and 82% in 2013, 2012 and 2011, respectively.

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

Our workers’ compensation claims adjusters have an average of 18 years of experience and have teams located in 13 different states. Each adjuster handles an average monthly pending caseload of approximately 150 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2013, approximately 76.8% of our Small Commercial Business workers’ compensation claims were only for medical expenses with 23.2% of claims for medical expenses and lost wages compared with 77.0% and 23.0%, respectively, in 2012.

As of December 31, 2013, approximately 0.9% of the 12,097 Small Commercial Business workers’ compensation claims reported for accident year 2008 were open, 2.0% of the 17,875 claims reported for accident year 2009 were open, 2.8% of the 20,218 claims reported for accident year 2010 were open, 5.1% of the 23,842 claims reported for accident year 2011 were open, 9.4% of the 31,825 claims reported for accident year 2012 were open and 32.4% of the 43,361 claims reported for accident year 2013 were open.

We maintain Small Commercial Business property and casualty claims operations in several of our domestic offices and the commercial package claims operation is separated into four processing units: casualty, property, cost-containment/recovery and a fast-track physical damage unit. As of December 31, 2013, we employed 60 property and casualty claim adjusters. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 115 claims.

As of December 31, 2013, our Small Commercial Business property and casualty claims were approximately 54% automobile and 6% property and inland marine with the remaining 40% involving general liability and umbrella losses compared to 48%, 10% and 42%, respectively, in 2012. At the end of 2013, 34% of the 7,830 claims features reported in accident year 2013 remained open, while 12% and 6% of the 6,664 claims and 6,320 claims from 2012 and 2011, respectively, remained open (2012 and 2011 number of claims adjusted for the impact of acquisitions).

Our Small Commercial Business property and casualty claims adjusters have an average of 19 years of experience. Supervision of the adjusters is performed by our internal claims management, comprised of a staff that has an average of over 27 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more.

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

In connection with our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one month to 120 months depending on the type of product. The weighted average term of the portfolio is approximately 24 months. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services in the United States.

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

In 2013, approximately 73% of gross written premium for this segment originated internationally, while 27% originated in the United States. During 2013 and 2012, we derived over ten percent of our gross written premium in this segment from one broker.

Specialty Program

Our Specialty Program segment provides workers’ compensation, package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies whose business model and risk profile generally requires in-depth knowledge of a specific industry or sector focus in order to appropriately evaluate, price and manage the coverage risk. The type of risk covered by this segment is similar to the type of risk in our Small Commercial Business segment but also covers, to a small extent, certain higher risk businesses. We partner with managing general agents and other wholesale agents and claims administrators who have a strong track record and history underwriting certain types of risk and who, subject to our underwriting standards, originate and assist in managing a book of business and generally share in the portfolio risk. Our products and underwriting criteria often entail customized coverage, loss control and claims services as well as risk sharing mechanisms. The coverage is offered through accounts with various agents to multiple insureds.

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

As of December 31, 2013, we underwrote 103 programs through 43 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 35%, 33% and 37% of this business in 2013, 2012 and 2011, respectively. The general liability and commercial auto lines combined comprised approximately 59%, 59% and 53% of this business in 2013, 2012 and 2011, respectively. During 2013 and 2012, we derived over ten percent of our gross written premium in this segment from one and two programs, respectively.

Personal Lines Reinsurance

We formed the Personal Lines Reinsurance segment in connection with the Personal Lines Quota Share entered into in connection with NGHC’s acquisition of its U.S. consumer property and casualty insurance business (the “NGHC Business”) during March 2010, as described below under “Acquisitions and Strategic Investments — Investment in NGHC.” The quota share reinsurance agreement (“Personal Lines Quota Share”) is among Integon National Insurance Company (“Integon”), lead insurance company on behalf of all NGHC’s statutory insurance companies (the “NGHC Insurers”) as cedents, and the Company, ACP Re, Ltd., a Bermuda reinsurer that is a wholly-owned indirect subsidiary of the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provided that the reinsurers, severally, in accordance with their participation percentages, received 50% of the net premium of the NGHC Insurers and assumed 50% of the related net losses. We had a 20% participation in the Personal Lines Quota Share, by which we received 10% of the related net losses. The Personal Lines Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The results of our operations from the Personal Lines Quota Share represent our Personal Lines Reinsurance segment. On August 1, 2013, we and our wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”), received notice from Integon that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share. The termination is on a run-off basis, meaning TIC will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we will not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. As result of this agreement, we assumed $66 million of business from the NGHC Insurers during the year ended December 31, 2013.

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

Geographic Diversity

Our insurance subsidiaries domiciled in the United States are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance, including service contract reimbursement coverages related to our Specialty Risk and Extended Warranty segment, in 50 states, the District of Columbia and Puerto Rico, and in the year ended December 31, 2013, we wrote commercial property and casualty in 49 states and the District of Columbia.

The table below identifies, for the year ended December 31, 2013, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended December 31, 2013, 2012 and 2011.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2013	2012	2011
California	23.8%	17.3%	11.9%
New York	14.3	11.3	15.1
Florida	8.6	10.2	12.1
Illinois	6.5	7.6	8.5
New Jersey	5.8	6.6	6.1
Pennsylvania	4.5	3.9	4.5
Georgia	4.2	5.5	5.8
Texas	2.9	3.8	4.8
Connecticut	1.9	1.3	1.7
Minnesota	1.9	2.4	2.2
All Other States and the District of Columbia	25.6	30.1	27.3
	100.0%	100.0%	100.0%

(1)	Direct premiums consist of gross premiums written other than premiums assumed.

Through our insurance subsidiaries, we are licensed to provide specialty risk and extended warranty coverage in 50 states and the District of Columbia, and in Ireland and the United Kingdom, and pursuant to European Union law, certain other European Union member states.

Based on coverage plans written or renewed in 2013, 2012 and 2011, the European Union accounted for approximately 72%, 72% and 68%, respectively, of our Specialty Risk and Extended Warranty business and in 2013, the United Kingdom, Italy and France accounted for approximately 43%, 26% and 6%, respectively, of our European Specialty Risk and Extended Warranty business. For a discussion of the various risks we face related to our foreign operations, see "Item 1A. Risk Factors."

The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2013.

Percentage of Specialty Risk and Extended Warranty Direct Gross Written Premiums by Country(2)

	Year Ended December 31,
Country	2013	2012	2011
United Kingdom	32%	26%	26%
United States	27	28	32
Italy	20	29	24
France	5	5	5
Korea	4	—	—
Other	12	12	13
Total	100%	100%	100%

(2)	Direct premiums consist of gross premiums written other than premiums assumed.

The table below shows the distribution by state of our direct written premiums in our Specialty Program segment.

Percentage of Specialty Program Direct Gross Written Premiums by State(3)

	Year Ended December 31,
State	2013	2012	2011
California	39%	35%	25%
New York	22	27	37
New Jersey	7	6	6
Florida	4	4	3
Texas	3	3	1
Georgia	2	2	3
Louisiana	2	4	3
Pennsylvania	2	2	2
Illinois	2	2	1
Tennessee	1	2	2
All other States and the District of Columbia	16	13	17
Total	100%	100%	100%

(3)	Direct premiums consist of gross premiums written other than premiums assumed.

Acquisitions and Strategic Investments

We have grown at an above-industry average rate through a combination of organic growth and strategic acquisitions of other companies or selected books of businesses. We have balanced our opportunistic acquisition strategy with a conservative approach to risk. We will continue to evaluate the acquisition of companies, distribution networks and renewal rights, and other alternative types of transactions as they present themselves. We seek transactions that we believe can be accretive to earnings and return on equity. The following is a summary of our major acquisition and strategic investment activity during 2012 and 2013.

Sagicor Europe Limited

On December 23, 2013, we, through one of our subsidiaries, completed the acquisition of Sagicor Europe Limited (“Sagicor”) and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited, from Sagicor Financial Corporation for approximately $92 million. Sagicor of Lloyd's Limited is a managing agency and owner of Lloyd's property/casualty insurance syndicate 1206 with stamp capacity of $330 million and Lloyd's life insurance syndicate 44 with stamp capacity of $16.5 million. The acquisition of Sagicor did not have any impact on our results of operations for 2013.

Mutual Insurers Holding Company

On May 13, 2013, we completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries for approximately $49 million. MIHC's primary operating subsidiary, First Nonprofit Insurance Company (“FNIC”), is the third largest provider of property and casualty insurance products to nonprofit organizations in the U.S. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by us. As a result of this transaction, we recorded approximately $32 million of written premium for the year ended December 31, 2013.

AMTCS Holdings, Inc.

On May 3, 2013, we, through our wholly-owned subsidiary AMT Warranty Corp., completed the acquisition of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom, for approximately $40 million. CPPNA subsequently changed its name to AMTCS Holdings, Inc. (“AMTCS”). AMTCS provides administrative services for consumer protection products in the United States, including identity theft protection and warranties related to credit card purchases, to customers of AMTCS's financial services partners. As a result of this transaction, we recorded approximately $45 million of fee income during the year ended December 31, 2013.

Sequoia Insurance Company

On April 19, 2013, we completed the acquisition of all the issued and outstanding shares of common stock of Sequoia Insurance Company and its subsidiaries, Sequoia Indemnity Company and Personal Express Insurance Company (“Sequoia”) for approximately $60 million. Sequoia offers low hazard, property/casualty insurance products, including workers' compensation and commercial package insurance, to small businesses in several western states, with California representing Sequoia's largest market. As a result of this transaction, we recorded approximately $80 million of written premium for the year ended December 31, 2013.

Car Care

On February 28, 2013, we, through our wholly-owned subsidiary IGI Group Limited, acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited (“CCPH”) from Ally Insurance Holdings, Inc (“AIH”). CCPH is an administrator, insurer and provider of auto extended warranty, GAP, Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited (“MICL”), a UK insurer authorized by the Prudential Regulation Authority. CCPH has operations in the United Kingdom, Europe, China, North America and Latin America. We paid $72 million for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) entered into certain other agreements, including a transition services agreement, pursuant to which AIH provides certain transitional services to IGI Group Limited and us, and two reinsurance agreements, pursuant to which affiliates of AIH reinsure certain insurance contracts of such affiliates with affiliates of IGI Group Limited. As a result of this transaction, we recorded approximately $32 million of fee income and approximately $99 million of written premium for the year ended December 31, 2013.

First Nonprofit Companies, Inc.

On December 31, 2012, we completed the acquisition of First Nonprofit Companies, Inc. (“FNC”) for approximately $55 million. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5 billion of annual payroll. FNC offers unique services as well as insurance programs that are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. As a result of this transaction, we recorded approximately $23 million of fee income for the year ended December 31, 2013.

AHL

During 2013 and 2012, AmTrust Holdings Luxembourg S.A.R.L (“AHL”) completed a series of acquisitions. AHL is a holding company that purchases Luxembourg reinsurance companies that allow us to obtain the benefit of the reinsurers’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries. The following is a list of the reinsurance entities we acquired in 2013 and 2012:

•Atlas COPCO Reinsurance S.A. - 2013
•Re'A Fin S.A. - 2013
•Inter Re S.A. - 2012
•Socare S.A. - 2012

These transactions and the result of our utilization of the reinsurers’ equalization reserves are included in our Specialty Risk and Extended Warranty segment.

CNH Capital's Insurance Agencies

In July 2012, we completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as “CNH Capital Insurance Agencies,” from CNH Capital, the financial services business of CNH Global N.V., for approximately $34 million. The acquisition allows us to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. As a result of this transaction, we recorded approximately $53 million of written premium and approximately $30 million of service and fee income in 2013 and approximately $30 million of written premium and approximately $10 million of service and fee income in 2012.

Investment in NGHC

We have a strategic investment in NGHC. NGHC was formed with The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation their U.S. consumer property and casualty insurance business, a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “NGHC Insurers”). From the time of the acquisition in 2010 until June 2013, Michael Karfunkel, individually, and the Trust owned 100% of NGHC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of NGHC.

Pursuant to the Amended Stock Purchase Agreement, NGHC issued and sold to us for an initial purchase price of approximately $53 million, which was equal to 25% of the capital initially required by NGHC, 53,054 shares of Series A Preferred Stock, which provided an 8% cumulative dividend, was non-redeemable and was convertible, at our option, into 21.25% of the issued and outstanding common stock of NGHC (the “Preferred Stock”). We had pre-emptive rights with respect to any future issuances of securities by NGHC and our conversion rights were subject to customary anti-dilution protections. We had the right to appoint two members of NGHC’s board of directors, which consists of up to six members. Subject to certain limitations, the board of directors of NGHC could not take any action at a meeting without at least one of our appointees in attendance and NGHC could not take certain corporate actions without the approval of a majority of its board of directors (including our two appointees).

On June 5, 2013, we converted our 53,054 shares of Preferred Stock into 42,958 shares of NGHC common stock, par value $0.01 per share, which became 12,295,430 shares of common stock after NGHC effected a 286.22:1 stock split on June 6, 2013. In addition, on June 5, 2013, NGHC declared our cumulative dividend of approximately $12.2 million on the Preferred Stock payable through that date. On June 6, 2013, NGHC issued 21,850,000 shares in a 144A offering, which resulted in us owning 15.4% of the issued and outstanding common stock of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we continue to account for our investment in NGHC under the equity method as we have the ability to exert significant influence on NGHC's operations. We realized a gain on sale of $8.6 million from the decrease in our ownership percentage as a result of the stock issuance, which is included in equity in earnings of unconsolidated subsidiary.

We recorded approximately $11.6 million, $9.3 million and $4.9 million of income during the years ended December 31, 2013, 2012 and 2011, respectively, related to our equity investment in NGHC.

Personal Lines Quota Share

On August 1, 2013, we and our wholly-owned subsidiary, TIC, received notice from Integon that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share among Integon, lead insurance company on behalf of the NGHC Insurers, as cedents, and us, ACP Re, Ltd., and Maiden Insurance Company, Ltd., as reinsurers. For a detailed description of the Personal Lines Quota Share, see “ – Business Segments – Personal Lines Reinsurance.” As a result of this agreement, we assumed $65.8 million, $118.1 million and $102.6 million of business from the NGHC Insurers during the years ended December 31, 2013, 2012 and 2011, respectively.

Master Services Agreement

We provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus our costs for development and support services. In addition, we provide NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We recorded approximately $24.2 million, $14.4 million and $4.0 million of fee income for the years ended December 31, 2013, 2012 and 2011, respectively, related to this agreement.

Asset Management Agreement

We manage the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We currently manage approximately $0.8 billion of assets as of December 31, 2013 related to this agreement. As a result of this agreement, we earned approximately $1.7 million, $1.5 million and $1.6 million of investment management fees for the years ended December 31, 2013, 2012 and 2011, respectively.

As a result of the above service agreements with NGHC, we recorded fees totaling approximately $25.9 million, $15.9 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $11.4 million.

Life Settlement Contracts

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of NGHC for the purpose of acquiring life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of NGHC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., for the purpose of acquiring additional life settlement contracts. On March 28, 2013, ACP Re, Ltd. sold its interest in AMTCH to NGHC. Additionally, during December 2013, we formed AMT Capital Holdings II, S.A. (“AMTCH II”) with a subsidiary of NGHC for the purpose of acquiring life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha, AMTCH, and AMTCH II (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide certain actuarial and finance functions related to the LSC Entities. Additionally, in conjunction with our 15.4% ownership percentage of NGHC, we ultimately receive 57.7% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. We determine fair value based upon our estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in our portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to us, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.

Total capital contributions of approximately $70.8 million and $40.1 million were made to the LSC Entities during the years ended December 31, 2013 and 2012, respectively, for which we contributed approximately $35.4 million and $20.1 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies. Our investments in life settlements and premium finance loans were approximately $233.0 million and $193.9 million as of December 31, 2013 and 2012, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded a gain on investment in life settlement contracts net of profit commission for the years ended December 31, 2013, 2012 and 2011 of approximately $3.8 million, $13.8 million and $46.9 million, respectively, related to the life settlement contracts.

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

As of December 31, 2013, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $898.5 million, of which $26.1 million was reserves resulting from our participation in mandatory pooling arrangements, as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

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

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by our monthly factors as of December 31, 2013:

(Amounts in Millions)	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$1,516.6	$26.1	$1,542.7
Gross reserve	1,722.6	26.1	1,748.7
Higher estimate	1,868.1	26.1	1,894.2
Net Workers’ Compensation Reserves:
Lower estimate	$768.1	$26.1	$794.2
Net reserve	872.4	26.1	898.5
Higher estimate	946.0	26.1	972.1

The higher estimate would increase net reserves by $73.6 million and reduce net income and stockholders’ equity by $47.8 million. The lower net estimate would decrease net reserves by $104.3 million and increase net income and stockholders equity by $67.8 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments made.

We do not anticipate that we will make any material reserve adjustments but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. For a more detailed description of our liabilities for unpaid losses and loss and loss adjustment expenses (“LAE”) on a consolidated basis and by segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Specialty Risk and Extended Warranty

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2013 and 2012 were $1,026.4 million and $334.5 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2013 of $51.3 million before tax and $33.4 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $51.3 million before tax and $33.4 million after tax.

Specialty Risk and Extended Warranty claims are usually paid quickly, development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, which refers to amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2013 and 2012 for our Specialty Risk and Extended Warranty segment was $320.7 million and $26.6 million, respectively. The increase in the net IBNR resulted primarily from the acquisition of Sagicor in

December 2013 and CCPH in February 2013, which contributed approximately $186 million of net IBNR. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

There is generally more uncertainty in the unearned premium reserve than in the IBNR reserve in our Specialty Risk and Extended Warranty segment because warranty is short-duration business. Claims are generally reported immediately after they occur and are closed within months of reporting. In the Specialty Risk and Extended Warranty segment, the reserve for unearned premium is, in general, an estimate of our liability for projected future losses emanating from the unearned portion of written policies and is inherently more uncertain. Approximately 58% of polices written have policy terms exceeding one year and currently range between 13 months and 120 months. A portion of these policies are earned on a method other than evenly over the contract period. For those policies that are not earned evenly over the contract period, they are earned over the period of risk in proportion to the amount of insurance protection provided. As of December 31, 2013, we had unearned premium of approximately of $595.7 million on these policies. An upward/downward movement of 5% on the entire pool of the earn out pattern for these policies would result in an increase/decrease in unearned premium of approximately $29.8 million. In 2013, we had no material changes to prior period estimates of these claim patterns. Our liability for return of unearned premium is not significant.

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

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2013 and 2012 for our Specialty Risk and Extended Warranty segment was $1,027.0 million and $580.6 million, respectively. Although we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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

Because of the numerous third party administrators we use, we have utilized only limited incurred development methods based on our historical loss development patterns, or methods that rely on paid development factors. Paid loss development methods rely on actual claim payment patterns to develop ultimate loss and DCC estimates.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2013, 2012 and 2011, reflecting changes in losses incurred and paid losses:

(Amounts in Thousands)	2013	2012	2011
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$2,426,400	$1,879,175	$1,263,537
Less: Reinsurance recoverables at beginning of year	1,180,212	972,392	670,877
Net balance, beginning of year	1,246,188	906,783	592,660
Incurred related to:
Current year	1,486,418	909,818	665,812
Prior year	30,943	12,857	12,521
Total incurred losses during the year	1,517,361	922,675	678,333
Paid losses and LAE related to:
Current year	(617,539)	(406,238)	(390,267)
Prior year	(335,621)	(285,479)	(179,721)
Total payments for losses and LAE	(953,160)	(691,717)	(569,988)
Commuted loss reserves	—	91,529	—
Net balance, December 31	1,810,389	1,229,270	701,005
Acquired outstanding loss and loss adjustment reserve	807,592	13,137	209,651
Effect of foreign exchange rates	10,564	3,781	(3,873)
Plus reinsurance recoverables at end of year	1,739,689	1,180,212	972,392
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$4,368,234	$2,426,400	$1,879,175
Gross loss reserves by segment:
Small Commercial Business	$1,982,977	$1,266,261	$1,163,618
Specialty Risk and Extended Warranty	1,537,887	605,366	323,900
Specialty Program	817,272	524,928	368,358
Personal Lines Reinsurance	30,098	29,845	23,299
	$4,368,234	$2,426,400	$1,879,175

For the years ended December 31, 2013, 2012 and 2011, our gross reserves for loss and loss adjustment expenses were $4,368.2 million, $2,426.4 million, and $1,879.2 million, of which our IBNR reserves constituted 42.4%, 34.5% and 40.3%, respectively.

Loss Development

The table below shows the net loss development for business written each year from 2003 through 2013. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a general accepted accounting principles (“GAAP”) basis.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $33.4 million as of December 31, 2003, by December 31, 2005 (two years later), $10.2 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2003.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2003 is reserved for $4.0 million as of December 31, 2003. Assuming this claim estimate was changed in 2012 to $4.4 million, and was settled for $4.4 million in 2012, the $0.4 million deficiency would appear as a deficiency in each year from 2003 through 2011. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
(Amounts in Thousands)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$33,396	$84,919	$150,340	$251,678	$517,365	$509,656	$530,070	$592,660	$906,783	$1,246,188	$2,628,545
Net reserve estimated as of
One year later	36,812	83,957	150,854	253,767	516,821	504,829	538,016	604,302	919,640	1,277,132
Two years later	37,954	83,293	150,516	215,465	519,346	490,379	540,723	641,557	961,013
Three years later	35,056	82,906	122,601	221,362	518,877	491,613	559,251	669,883
Four years later	34,844	70,146	120,975	220,505	515,427	497,276	565,322
Five years later	27,992	71,012	121,716	216,830	517,866	493,967
Six years later	28,069	70,078	120,618	216,922	519,462
Seven years later	28,211	69,499	120,582	215,805
Eight years later	27,932	69,383	119,915
Nine years later	27,636	69,071
Ten years later	27,553
Net cumulative redundancy (deficiency)	5,843	15,848	30,425	35,873	(2,097)	15,689	(35,252)	(77,223)	(54,230)	(30,943)

	Year Ended December 31,
(Amounts in Thousands)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	$5,079	$14,436	$24,050	$38,010	$113,567	$109,872	$188,739	$225,203	$285,479	$335,638
Two years later	10,198	25,113	35,894	70,406	159,874	193,182	302,519	376,499	471,642
Three years later	13,043	33,049	48,804	91,914	199,876	251,021	382,613	471,386
Four years later	14,768	38,443	54,444	105,598	220,400	284,858	433,997
Five years later	16,942	41,830	58,407	111,593	232,554	311,070
Six years later	17,916	43,417	59,571	115,815	241,109
Seven years later	18,384	43,984	61,083	119,147
Eight years later	18,549	44,842	62,226
Nine years later	18,708	45,382
Ten years later	18,791
Net reserve – December 31,	33,396	84,919	150,340	251,678	517,365	509,656	530,070	592,660	906,783	1,246,188	2,628,545
Reinsurance Recoverable	3,529	14,445	17,667	44,127	258,027	504,404	561,874	670,877	972,392	1,180,212	1,739,689
Gross reserves – December 31,	36,925	99,364	168,007	295,805	775,392	1,014,060	1,091,944	1,263,537	1,879,175	2,426,400	4,368,234
Net re-estimated reserve	27,553	69,071	119,915	215,805	519,462	493,967	565,322	669,883	961,013	1,277,132
Re-estimated reinsurance recoverable	2,912	11,749	14,092	37,837	259,073	488,876	599,241	758,292	1,030,545	1,209,518
Gross re-estimated reserve	30,465	80,820	134,007	253,642	778,535	982,843	1,164,563	1,428,175	1,991,558	2,486,650
Gross cumulative redundancy (deficiency)	6,460	18,544	34,000	42,163	(3,143)	31,217	(72,619)	(164,638)	(112,383)	(60,250)

In 2013 and 2012, our liabilities for unpaid loss and LAE attributable to prior years increased by $30.9 million and $12.9 million, respectively, due to higher actuarial estimates based on actual losses.

Investments

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment.

	December 31, 2013		December 31, 2012
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$930,461	22.4%	$493,132	21.1%
Time and short-term deposits	114,202	2.7	10,282	0.4
U.S. treasury securities	110,345	2.7	66,192	2.8
U.S. government agencies	10,489	0.3	40,301	1.7
Municipals	446,183	10.7	299,442	12.8
Foreign government	160,105	3.8	—	—
Commercial mortgage back securities	28,566	0.7	10,200	0.4
Residential mortgage backed securities:
Agency backed	423,137	10.2	39,510	1.7
Non-agency backed	6,749	0.2	7,063	0.4
Asset-backed securities	6,120	0.1	—	—
Corporate bonds	1,909,242	45.9	1,349,414	57.8
Preferred stocks	1,506	—	5,184	0.2
Common stocks	13,642	0.3	15,281	0.7
	$4,160,747	100.0%	$2,336,001	100.0%

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2013, our foreign government securities were issued or guaranteed primarily by governments in Canada, Europe, Israel, and the United Kingdom.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2013 and 2012, as rated by Standard and Poor’s.

	2013	2012
U.S. Treasury	4.7%	1.9%
AAA	11.6	13.8
AA	34.8	31.2
A	23.8	24.4
BBB, BBB+, BBB-	23.3	27.1
BB, BB+, BB-	1.5	1.6
B, B+, B-,	0.2	—
Other	0.1	—
Total	100.0%	100.0%

Our equity investments, which constitute approximately 0.4% of our investment portfolio, typically consist of small capitalized companies with an average market capitalization of approximately $400 million, most without widespread distribution or trading of shares. We have invested in securities in which we believe true value is not properly reflected in the market price and where a catalyst, or event, will send the market price toward our estimate of true value. We typically have a holding period of 36 months for our equity securities. This catalyst, in many instances, takes up to 24 months to occur. Sometimes, a catalyst that does not occur soon after our initial investment requires the passage of another operating cycle, and the 24 month time frame allows for these types of situations. These equity securities tend to be relatively unknown stocks that have less trading volume than well-known or larger capitalized stocks and can, therefore, experience significant price fluctuations without fundamental reasons. These price fluctuations can be large on a percentage basis because many stocks in this category are also low-priced stocks that are often distressed or in a turnaround phase. We believe that in down markets, equity securities with lower turnover are more heavily penalized by the market, even when the underlying fundamentals of the security have held up. Therefore, we believe, and our experience bears out, that, for investments in small cap stocks, an unrealized loss of 35% or less is not necessarily indicative of a fundamental problem with the issuer. Prices of lower turnover stocks can also react significantly to a catalyst or an event that causes market participants to take an interest. When the market participants’ interest increases in an equity security, causing trading volume and market bid to increase, we typically seek to exit these positions. For these reasons, we generally consider certain equity investments to be other than temporarily impaired when the investment is in an unrealized loss position in excess of 35% of cost basis for greater than 24 months.

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

Bermuda

Bermuda currently does not impose any income, corporation or profits tax, withholding tax, capital gains tax or capital transfer tax on any of our Bermuda subsidiaries, or any estate duty or inheritance tax applicable to shares of any of our Bermuda subsidiaries (except in the case of shareholders resident in Bermuda). Except as set out in the following paragraph, our Bermuda subsidiaries may be subject to any such tax in the future.

All of our significant operating Bermuda subsidiaries have received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to these Bermuda subsidiaries or to any of their operations, shares, debentures or obligations until March 31, 2035; provided that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by our Bermuda subsidiaries in respect of real property or leasehold interests in Bermuda held by them. Our Bermuda subsidiaries may be subject to any such tax after March 31, 2035.

During 2012, AmTrust International Insurance, Ltd. (“AII”) made a Section 953(d) election.  This election, which became effective starting January 1, 2012, means that AII is now treated as a U.S. corporation that is subject to tax and will be included in our consolidated U.S. tax return. The other remaining significant Bermuda operations are not currently subject to taxation in the U.S.  These operations meet certain legislative exceptions in the Internal Revenue Code that allow for deferral of taxation on the earnings generated by these operations until such earnings are repatriated to the U.S.

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

For U.S. federal income tax purposes, AIU is a controlled foreign corporation and its earnings generally are included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Irish tax paid on such earnings.

As long as our principal class of common stock is listed on a recognized stock exchange in an EU member state or country with which Ireland has a tax treaty (e.g., NASDAQ), and provided that such shares are substantially and regularly traded on that exchange, Irish dividend withholding tax does not apply to dividends and other distributions paid by AIU to its parent, provided that the parent makes an appropriate declaration, in prescribed form, to AIU before the dividend is paid.

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

An additional contribution of 2% to the Insurance Compensation Fund applies to premiums received in relation to non-life insurance policies. Similar to the 3% non-life insurance level noted above, the contribution applies where premiums are received in respect of risks located in Ireland.

Luxembourg

We have nine Luxembourg-based subsidiaries. AmTrust Insurance Luxembourg S.A., our non-life insurance company, is owned by AmTrust Equity Solutions, Ltd. AHL, a Luxembourg holding company, is owned by AII, our Bermuda insurance company. AHL owns all of the issued and outstanding stock of our seven Luxembourg-domiciled reinsurance companies. The reinsurance companies have accumulated equalization reserves, which are catastrophe reserves in excess of required reserves that are determined by a formula based on the volatility of the business reinsured. Because AII is an insurance company with the ability to cede premiums that may result in losses, the reinsurance companies are well-positioned to utilize their equalization reserves. Luxembourg does not impose any income, corporation or profits tax on AHL or its subsidiaries provided sufficient premium and/or associated losses cause the equalization reserves to be either maintained or exhausted. However, if the reinsurance companies cease to write business or are unable to utilize their equalization reserves, they will ultimately recognize income that will be taxed by Luxembourg at a rate of approximately 30%. To mitigate any potential tax liability, we restructured our Luxembourg operations by entering a fiscal unity structure for Luxembourg tax purposes. AHL entered into a common agreement, effective January 1, 2013, to benefit from the fiscal unity regime present in Luxembourg. Under the agreements, AHL and the Luxembourg reinsurance companies will benefit as any tax losses accrued by any members of the fiscal unity group will be available to offset any taxable profits to be realized by any other members of the group including, but not limited to, any income as a result of the reduction in the equalization reserves.

All of the Luxembourg-domiciled entities are subject to a Net Wealth Tax of 0.5% on their net wealth based on prescribed valuation methods.

Dividend payments made by AmTrust Insurance Luxembourg S.A. or AHL to their respective parent companies are subject to withholding taxes of 15%.

For U.S. federal income tax purposes, AmTrust Insurance Luxembourg S.A., AHL and all of its subsidiaries are controlled foreign corporations and their earnings, if any, are generally deferred from inclusion in our U.S. federal taxable income. If a portion of the earnings are either deemed repatriated or actually repatriated, a credit against U.S. federal income tax liability is available for any Luxembourg income tax paid on such earnings.

United Kingdom

IGI Group Limited (“IGI”), a company incorporated in the United Kingdom, is managed and controlled in the U.K. and, therefore, is treated as a resident in the U.K. for British tax purposes and subject to British corporation tax on its worldwide profits (including revenue profits and capital gains). IGI is a holding company of 33 subsidiaries, most of which are domiciled and managed in the U.K. Earnings derived by IGI and its U.K.-domiciled subsidiaries are subject to British corporation tax at the rate of 23%.

IGI’s subsidiaries domiciled outside of the U.K. are subject to taxation in their respective countries. All of the foreign subsidiaries are treated as separate legal and taxing bodies that are not taxed in the U.K. These subsidiaries are located in Spain, Italy, Brazil, Germany and China.

For U.S. federal income tax purposes, IGI and all of its subsidiaries are controlled foreign corporations and their earnings are generally deferred from inclusion in our U.S. federal taxable income. If a portion of the earnings is either deemed repatriated or actually repatriated, a credit against U.S. federal income tax liability is available for any local income taxes paid on such earnings.

IGI may pay dividends to its parent free of U.K. withholding tax. Dividends paid to IGI from its subsidiaries could be subject to potential withholding taxes from the countries in which the subsidiaries are domiciled. In the current structure of IGI, only dividends paid by its indirectly owned China entity would be subject to a 10% withholding tax.

We expect that neither AmTrust nor any of our subsidiaries, other than IGI and its U.K. subsidiaries, will be resident in the U.K. for British tax purposes unless the central management and control of such companies is, as a matter of fact, located in the U.K. A company not resident in the U.K. for British tax purposes can be subject to British corporation tax if it carries on a trade through a branch or agency in the U.K. or disposes of certain specified assets (e.g., British land, minerals, or mineral rights, or unquoted shares deriving the greater part of their value from such assets). In such cases, the charge to British corporation tax is limited to trading income connected with the branch or agency, capital gains on the disposal of assets used in the branch or agency which are situated in the U.K. at or before the time of disposal, capital gains arising on the disposal of specified assets, with tax imposed at the rates discussed above, plus U.K. income tax (generally by way of withholding) on certain U.K. source income.

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

Ratings

Our principal insurance subsidiaries are rated “A” (Excellent) by A.M. Best. An “A” rating is the third highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance.

These ratings were derived from an in-depth evaluation of these subsidiaries’ balance sheets strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and in Europe, which primarily includes the United Kingdom, Ireland and Luxembourg, as well as in Bermuda.

United States

As of December 31, 2013, we had twelve operating insurance subsidiaries domiciled in the United States: AmTrust Insurance Company of Kansas, Inc. (“AICK”), AmTrust Lloyd’s Insurance Company of Texas (“ALIC”), Associated Industries Insurance Company (“AIIC”), First Nonprofit Insurance Company (“FNIC”), Milwaukee Casualty Insurance Co. (“MCIC”), Personal Express Insurance Company (“PEI”), Rochdale Insurance Company (“RIC”), Security National Insurance Company (“SNIC”), Sequoia Indemnity Company (“SID”), Sequoia Insurance Company (“SIC”), TIC and Wesco Insurance Company (“WIC”) (the “U.S. Insurance Subsidiaries”).

Holding Company Regulation

We qualify as a holding company system under laws that regulate insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile (and in any other state in which the insurance company may be deemed to be commercially domiciled by reason of concentration of its business within such state) and periodically furnish information concerning its operations and transactions, particularly with other companies within the holding company system that may materially affect its operations, management or financial condition.

The insurance laws in most states provide that all transactions among members of an insurance holding company system must be fair and reasonable. These laws require disclosure of material transactions within the holding company system and, in some cases, prior notice of or approval for certain transactions, including, among other things, (a) the payment of certain dividends, (b) cost sharing agreements, (c) intercompany agency, service or management agreements, (d) acquisition or divestment of control of or merger with domestic insurers, (e) sales, purchases, exchanges, loans or extensions of credit, guarantees or investments if such transactions are equal to or exceed certain thresholds, and (f) reinsurance agreements. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Dividends

Our U.S. Insurance Subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, the maximum amount of dividends that the U.S. Insurance Subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. Also, most states restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. Lastly, state insurance regulators may limit or restrict an insurance company’s ability to pay stockholder dividends as a condition to issuance of a certificate of authority or as approval of a change of control approval, or for other regulatory reasons.

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

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they are authorized to conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to (a) grant and revoke licenses to transact business, including individual lines of authority, (b) set the standards of solvency to be met and maintained, (c) determine the nature of, and limitations on, investments and dividends, (d) approve policy rules, rates and forms prior to issuance, (e) regulate and conduct specific examinations regarding marketing, unfair trade, claims and fraud prevention and investigation practices, and (f) conduct periodic comprehensive and risk-focused examinations of the financial condition of insurance companies domiciled in their state. In particular, the U.S. Insurance Subsidiaries’ commercial policy rates and forms, including workers’ compensation policies, are closely regulated in all states. Workers’ compensation insurers are also subject to regulation by the specific workers’ compensation regulators in the states in which they provide such insurance.

Our U.S. Insurance Subsidiaries are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These reports include details concerning claims reserves held by the insurer, specific investments held by the insurer, and numerous other disclosures about the insurer’s financial condition and operations. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

State insurance laws and insurance departments also regulate investments that insurers are permitted to make. Limitations are placed on the amounts an insurer may invest in a particular issuer, as well as the aggregate amount an insurer may invest in certain types of investments. Certain investments (such as real estate) are prohibited by certain jurisdictions. Each of our domiciliary states has its own regulations and limitations on the amounts an insurer may invest in a particular issuer and the aggregate amount an insurer may invest in certain types of investments. In general, investments may not exceed a certain percentage of surplus, admitted assets or total investments. To ensure compliance in each state, we review our investment portfolio quarterly based on each states’ regulations and limitations.

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

Insurance agencies, producers, third party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Many of our subsidiaries are subject to licensing requirements and regulation by insurance regulators in various states.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner. The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which our U.S. Insurance Companies are domiciled, for the new requirements to apply to us. To date, 23 states have adopted some or all of the changes in the Amended Model Act and Regulation, including California, New Hampshire, New York and Texas, where some of our insurance companies are domiciled or commercially domiciled. The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments promptly. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report will be required in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed and risk-focused financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The following is a list of our insurance companies that have scheduled or ongoing financial examinations and the periods under examination:

Company	State Insurance Department	Years of Examination
SNIC	Delaware/California	2009-2012
ALIC	Texas	2009-2013
AICK	Kansas	2009-2012

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time. The following is a list of insurance companies that have scheduled or ongoing market conduct review and the periods under examination:

Company	State Insurance Department	Period of Examination
TIC, WIC, SNIC, SIC and PEI	California	To be determined

Prior to the acquisition of SIC, SID, PEI and FNIC in 2013, SIC, SID and PEI had completed a three-year financial examination through 2012 by the California Department of Insurance (SIC and PEI) and Nevada Department of Insurance (SID). FNIC had completed a five year financial examination through December 31, 2009. Additionally SIC and PEI had completed a market conduct exam through June 2009.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance Subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2013, each of our U.S. Insurance Subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $2.8 million, $2.7 million and $2.2 million from such state-managed trust funds in 2013, 2012 and 2011, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2013, 2012 and 2011 was approximately $11.7 million, $8.8 million and $6.4 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The insurance departments in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 150% of an insurance company’s authorized control level risk-based capital. At December 31, 2013, our U.S. Insurance Subsidiaries’ risk-based capital levels exceeded the minimum level that would trigger regulatory attention.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures.

In 2013, two of our U.S. Insurance Subsidiaries, TIC and WIC, had four and five ratios, respectively, departing from the usual values. For both TIC and WIC, the investment yields were below the usual range because their respective investment portfolios contained a high concentration of shorter duration, higher quality investments, interest rates on which remained at low levels compared to historic averages. The remaining two unusual values for TIC and three unusual values for WIC were caused by our intercompany reinsurance structure. Our intercompany reinsurance structure, by which TIC cedes 70% of written premium to AII and 10% to another affiliate, and WIC cedes 20% of written premium to TIC and 70% of written premium to AII, causes certain IRIS ratios to generate results that are outside of the usual ranges:

•
Adjusted Liabilities to Liquid Assets - for purposes of calculating this ratio, insurance companies are required to adjust total liabilities by that portion of premium receivables that are classified as “deferred and not yet due.” However, there is no corresponding offset to liquid assets for current receivables, which are known as “Uncollected premiums and agents balance in the course of collections.” TIC’s liabilities associated with its reinsurance structure (e.g., reinsurance payable or funds held under reinsurance agreements) are based on TIC’s full amount of written premium, but TIC does not receive credit in the calculation for current receivables as a liquid asset.

•	Gross Agent’s balance (in collection) to Policyholder Surplus - TIC’s policyholder surplus is maintained at a level sufficient for its net retained premium, as opposed to gross premium.

•
Surplus Aid to Policyholder Surplus - This ratio compares ceding commissions on unearned ceded reinsurance premiums to the insurance company’s policyholder surplus. If a large portion of policyholder surplus is dependent on surplus aid (and the insurance company’s continued participation in its existing reinsurance treaties), there could be an impact on the insurance company’s solvency. The NAIC considers a ratio above 15% to be unusual and WIC’s ratio in 2013 was 24%. Within our intercompany reinsurance structure, WIC only retains 10% of its written premium, thereby generating a large amount of ceding commission on unearned premium and inflating its amount of surplus aid.

In addition, FNIC had five ratios departing from the usual value: change in net premiums written, two-year overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. FNIC’s investment yield ratio was below the usual range for the reasons discussed above for TIC and WIC. The other ratios were outside the usual ranges because, prior to our acquisition of MIHC (FNIC’s parent company) during 2013, FNIC increased its loss reserves, made change of control payments to certain employees and incurred costs as part of the demutualization process, all of which had a negative impact on FNIC’s surplus and operations for the year. All of our remaining U.S. Insurance Subsidiaries had fewer than four ratios outside of the usual values.

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

GAAP, like SAP, is concerned with a company’s solvency, but it is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states governing “credit for reinsurance” that are imposed on their ceding companies. The NRRA, discussed above under “- Federal and State Legislative and Regulatory Changes,” provides that if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the NRRA prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of premiums written that apply to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer. AII, which reinsures risks of our U.S. Insurance Subsidiaries, is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. AII posts security to permit our U.S. Insurance Subsidiaries to receive credit.

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

Telephone Sales Regulations

The U.S. Congress, the Federal Communications Commission and various states have promulgated and enacted rules and laws that govern telephone solicitations. There are numerous state statutes and regulations governing telephone sales activities that do or may apply to our operations, including the operations of our call centers. For example, some states place restrictions on the methods and timing of calls and require that certain mandatory disclosures be made during the course of a telephone sales call. Federal and state “Do Not Call” regulations must be followed for us to engage in telephone sales activities.

Regulatory Coordination

State regulators in the United States and regulatory agencies outside the United States are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college, as defined by the International Association of Insurance Supervisors, is a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities that belong to an insurance group; facilitating both the supervision of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group. The Amended Model Act and Regulation, discussed above under “-Federal and State Legislative and Regulatory Changes” provides an insurance commissioner with the power to participate in a supervisory college for any domestic insurer with international operations with other regulators charged with supervision of the insurer or its affiliates, including other state, federal, and international regulatory agencies, in order to determine compliance by the insurer with the Holding Company Act.  The powers of the commissioner with respect to supervisory colleges include, but are not limited to, the following: initiating the establishment of a supervisory college; clarifying the membership and participation of other supervisors in the supervisory college; clarifying the functions of the supervisory college and the role of other regulators, including the establishment of a group-wide supervisor; coordinating the ongoing activities of the supervisory college, including planning meetings, supervisory activities, and processes for information sharing; and establishing a crisis management plan. The Holding Company Acts of California, New Hampshire and Texas include sections regarding supervisory colleges.

Ireland

AIU is a non-life insurance company organized under the laws of Ireland. AIU is subject to the regulation and supervision of the Central Bank of Ireland (the “Irish Central Bank”) pursuant to the Insurance Acts 1909 to 2000, as amended (the “Insurance Acts”), and the European Communities (Non Life Framework) Regulations 1994 (as amended) (the “Regulations”). AIU has been authorized to underwrite various classes of non-life insurance business. AIU,as an Irish authorized insurance company, is permitted to carry on insurance business in any other member state of the European Economic Area by way of freedom to provide services, on the basis that it has notified the Irish Central Bank of its intention to do so, or by way of freedom of establishment, subject to the approval of the Irish Central Bank, and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good.”

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a “qualifying holding” in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to “specified levels,” must first notify the Irish Central Bank of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, such that such holdings amount to a qualifying holding exceeding or falling below the “specified levels,” to notify the Irish Central Bank. If the Irish Central Bank is not satisfied as to the suitability of the acquirer in view of the necessity to “ensure the sound and prudent management of the insurance undertaking,” it may oppose the proposed transaction. Under the European Communities (Assessment of Acquisitions in the Financial Sector) Regulations 2009, there is a strict time-frame for the assessment of a proposed transaction, which may take up to 80 working days. A “qualifying holding” means a direct or indirect holding in an insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company. The “specified levels” are 20%, 33% and 50%, or such other level of ownership that results in the insurance company becoming the acquirer’s subsidiary.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust Financial Services, Inc. or AmTrust Equity Solutions, Ltd. (the direct parent of AIU) or a 20% or more holding in the intermediate companies between AmTrust Financial Services, Inc. and AmTrust Equity Solutions, Ltd. would be considered to have an indirect holding in AIU at or over the 20% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be approved with the Irish Central Bank prior to the transaction. The Irish Central Bank’s approval would be required if any person were to acquire a shareholding equal to or in excess of 10% of AIU’s outstanding common stock or in excess of one of the specified levels.

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

The amount of the minimum guarantee fund that AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2013 was approximately €31.3 million. The amount of the minimum guarantee fund may never be less than €3.7 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines and codes issued by the Irish Central Bank.

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

Annual Statutory Financial Return

AII is required to file with the BMA statutory financial returns no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements themselves, the opinion of the loss reserve specialist and the approved actuary’s certificate. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether, in his opinion, it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return. In addition, in compliance with the Insurance Code of Conduct, AII must confirm with the submission of its annual statutory financial return, in the form of a statutory declaration sworn by the principal representative and directors of AII, that its Board, assisted by management, has reviewed the provisions of the Insurance Code of Conduct and has determined that AII has complied with those provisions given the nature, scale and complexity of its operations.

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

The Company would be prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, AII is prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

AII is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements. AII is required to establish and maintain a long-term business fund and no payment may be made directly or indirectly from AII’s long-term business fund for any purpose other than a purpose related to AII’s long-term business, unless such payment can be made out of any surplus certified by AII’s approved actuary to be available for distribution otherwise than to policyholders. AII is required, with respect to its long-term business, to maintain a minimum solvency margin of $0.25 million. AII is required to obtain a certification from its approved actuary prior to declaring or paying any dividends. Such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities (as certified by the approved actuary) by the amount of the dividend and at least $0.25 million. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

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

Notification by Shareholder Controller of New or Increased Control

Pursuant to Section 30E of the Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our shares or AII’s shares must notify the BMA in writing within 45 days of becoming such a holder, or 30 days from the date such person has knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. A person that does not comply with such a notice from the BMA will be guilty of an offense.

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

Notification of Change of Officer

As a licensed insurer, AII must notify the BMA in writing of the fact that any person has become or ceased to be an officer of the company. Such notice must be served before the end of a period of 45 days beginning with the day on which the insurer became aware of the relevant facts. For these purposes, “officer” means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Luxembourg

Amtrust Insurance Luxembourg S.A. is a non-life insurance company, having its registered office in Luxembourg-city, organized under the laws of the Grand-Duchy of Luxembourg and governed by the law dated August 10, 1915 on commercial companies, as amended (the “Companies Act”) and the law dated December 6, 1991 on the insurance sector as amended (the “Insurance Act”).

On January 19, 2012, Amtrust Insurance Luxembourg S.A. received its authorization from the Ministry of Treasury and Budget to carry out non-life insurance business in or from Luxembourg in compliance with Article 27 of the Insurance Act. Amtrust Insurance Luxembourg S.A. is supervised by the Commissariat aux Assurances (the “CAA”).

AmTrust Holdings Luxembourg S.A.R.L. owns seven reinsurance captive companies (the “Reinsurance Companies”). The Reinsurance Companies also have their registered offices in Luxembourg-city, are organized under the laws of the Grand-Duchy of Luxembourg and governed by the Companies Act and the Insurance Act. In the Grand-Duchy of Luxembourg, a reinsurance captive is a company created or owned by an industrial, commercial or financial group, which aims at reinsuring exclusively all or part of the risks of the group to which it belongs and is subject to the same rules applicable to reinsurance undertakings. The Reinsurance Companies are also supervised by the CAA.

Qualifying shareholders

Under the Insurance Act, in order to obtain a license to do insurance and reinsurance business in the Grand-Duchy of Luxembourg, the reinsurance and insurance companies must provide the CAA with the identity of the shareholders or members, direct or indirect, private individuals or legal bodies, that hold in the undertaking a “qualified participation,” as well as the amount of these participations. A qualified participation is a participation of at least 10% in the share capital of the company or the right to exert a significant influence on the management of the company.

Change of Control

The Insurance Act provides that any natural person or legal person that intends to directly or indirectly acquire a qualifying holding in a Luxembourg reinsurance undertaking must inform the CAA thereof in advance and indicate the amount of his/its holding. Any natural or legal person must also inform the CAA if it is contemplated to increase his/its qualifying holding in such a way that the proportion of voting rights or shares held by him/it would reach or exceed the thresholds of 20%, 33% or 50%, or if the Luxembourg reinsurance undertaking would become a subsidiary.

Financial Requirements and Regulatory Guidelines

•
Solvency margin: The Grand-Ducal regulation dated December 14, 1994, as amended as of November 14, 2012 (“Regulation 1”) provides that insurance companies must at all times have a solvency margin that is adequate for their entire business. Regulation 1 requires the solvency margin correspond to the business assets of the insurance company, free of any financial commitments after deduction of the intangible assets. The Grand-Ducal regulation dated December 5, 2007, as amended as of March 13, 2013 (“Regulation 2”) provides that reinsurance companies must at all times have a solvency margin that is adequate for their entire business.

•
Guarantee fund: Insurance companies and reinsurance companies must establish minimum guarantee funds that constitute one-third of their respective solvency margin. For captive reinsurance companies, the size of the guarantee fund cannot be less than €1.225 million.

•
Equalization Reserves: The Insurance Act provides that reinsurance undertakings must establish a compulsory volatility or catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the reinsurance company.

Restrictions on Dividends

A Luxembourg insurance company’s articles of association and the Companies Act govern annual dividend distributions. The Companies Act also provides specific conditions for the payment of interim dividends. Except for cases of reductions of subscribed capital, a Luxembourg insurance company cannot make a distribution to shareholders when, on the closing date of the financial year, the net assets as set out in the annual accounts are, or following such a distribution would become, lower than the amount of the subscribed capital plus the reserves. In addition, the amount of a distribution to shareholders may not exceed the amount of the profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves that are available for that purpose, less any losses carried forward and sums to be placed to reserve.

United Kingdom

AEL and MICL are non-life insurance companies organized under the laws of the United Kingdom (including the Companies Act 2006 and the Financial Services and Markets Act 2000 (FSMA)). In April 2013, the regulatory regime in the United Kingdom changed and the Financial Services Authority (FSA) was replaced by two new regulatory bodies, the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). The PRA is a subsidiary of the Bank of England. As insurance companies, AEL and MICL are now “dual regulated” by both the PRA and FCA. The United Kingdom's government's stated objective for this change is to foster a regulatory culture of judgment, expertise and proactive supervision. The FCA takes a more proactive, interventionist approach and has been given a new product intervention power that enables it to act quickly to ban or impose restrictions on financial products. The FCA can also make public (through a warning notice), at a much earlier stage in enforcement proceedings, a statement that enables consumers, firms and market users to understand the nature of its concerns that will usually name the company under investigation and, in certain circumstances, name an individual. Insurance companies are coming under greater regulatory scrutiny than under the previous FSA regime.

AEL and MICL have been authorized by the PRA and are regulated by both the PRA and the FCA. They are both authorized to underwrite various classes of non-life insurance business within the U.K. and, for certain of these classes, they are authorized to underwrite risks within some member states of the European Economic Area under the European Council Non-Life Insurance Directives. This is either on a “freedom of services” or on a “freedom of establishment” basis and is subject to complying with such “general good” conditions as may be laid down by the local regulatory authorities.

Change in Control

The FSMA requires controllers of insurers to be approved by the PRA and the FCA. This includes individuals or corporate bodies who wish to take, or increase, control in an authorized insurer. A change in control also occurs when an existing controller decreases control.

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital or voting power of the authorized insurer, (ii) owns or controls 10% or more of the issued share capital or voting power of a controller of the authorized insurer, or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers. In the case of AEL, this includes AmTrust Financial Services, Inc., AII, AII Insurance Management Limited, AII Reinsurance Broker Ltd., AmTrust Equity Solutions, Ltd., IGI Group Limited, AmTrust North America, Inc. and Barry Zyskind, Michael Karfunkel, Leah Karfunkel and George Karfunkel. In the case of MICL, it includes the aforementioned and Car Care Plan (Holdings) Limited.

Financial Requirements and Regulatory Guidelines

AEL and MICL are required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) that the PRA issues in respect of each company. The ICG is the amount of capital resources that the PRA considers a company should maintain, taking into account the company’s business profile, structure and risk management systems. As of December 31, 2013, AEL and MICL each maintained capital resources in excess of their respective required ICG.

Restrictions on Dividends

AEL and MICL may only make distributions out of profits available for distribution. These are its accumulated, realized profits so far as not previously distributed or capitalized, less its accumulated, realized losses so far as not previously written off in a reduction or reorganization of capital. The test of whether the distribution is legal is applied by reference to relevant accounts complying with specified requirements.

Lloyd's

Through our acquisition of Sagicor Europe Limited, we participate in the Lloyd’s market through our ownership of AmTrust at Lloyd’s Limited, a managing agent for syndicates 1206 and 44. AmTrust at Lloyd’s limited is dual-regulated by the FCA and PRA. The Society of Lloyd’s, the FCA and the PRA have statutory responsibilities, including under the Lloyd’s Acts 1871 - 1982 and the Financial Services and Markets Act 2000, in relation to the supervision of insurance business underwritten in the Lloyd’s markets and the supervision of managing agents operating in the market at Lloyd’s. Lloyd's, Lloyd’s managing agents and Lloyd’s brokers are regulated by both the FCA and the PRA.
The FCA, the PRA and Lloyd's have common objectives in ensuring that the Lloyd's market is appropriately regulated. To minimize duplication, there are arrangements between them for co-operation on supervision and enforcement.
Our Lloyd’s operations are also governed by The Council of Lloyd’s, which is responsible for regulating and directing the business of insurance at Lloyd’s in line with its statutory powers, subject to its bylaws and in further of the objects of the Lloyd’s. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. By entering into a membership agreement with Lloyd’s, AmTrust at Lloyd’s Limited undertook to comply with Lloyd’s by-laws and regulations as well as the provisions of the

Lloyd’s Acts and the Financial Services and Markets Act that are applicable to them. The operation of syndicates 1206 and 44, as well as the managing agent and its directors, is subject to the Lloyd’s supervisory regime.
Members of Lloyd’s must support their underwriting capacity by providing a deposit (referred to as “Funds at Lloyd’s” or “FAL”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s equal to a specified percentage of the member’s underwriting capacity. Each member calculates the amount of such deposit through the completion of an annual capital adequacy exercise and submits the results of this exercise to Lloyd’s for approval. Lloyd’s then advises the member of the amount of deposit that is required. When a managing agent of a syndicate proposes to increase underwriting capacity for the following underwriting year, the consent of the Council of Lloyd’s may be required.

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the FAL ratio or the investment criteria applicable to the provision of FAL. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. Further, the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board, which is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.

If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Solvency II

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that will apply to our businesses across the European Union (including the United Kingdom) and will impact AEL, MICL, our Lloyd's syndicates, AIU and our Luxembourg entities. Although Solvency II was originally supposed to become effective by October 31, 2012, the timetable has been delayed a number of times and, at the time of this report, the European Commission has set no definitive implementation date. The PRA has indicated that, in the absence of a definitive implementation date, it is working on the basis that it is now impractical for Solvency II to be implemented before January 1, 2016, and thus during 2015, insurance companies will be required to demonstrate that they will be in a position to comply with Solvency II by that date. However, the PRA acknowledges that this policy may change depending on the proceedings of the European Commission. Although the details of how Solvency II will apply to our European insurance companies and Lloyd's syndicates are still not yet fully known, given the uncertainty surrounding its implementation, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management and we have undertaken considerable preparatory work to ensure that the impacted businesses will be compliant upon implementation. In addition, under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. While it is not yet known how these actions will impact us, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

Offices

Our principal executive offices are located at 59 Maiden Lane, 43rd Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2013, we had approximately 3,238 employees worldwide.

None of our employees are covered by a collective bargaining agreement. Certain members of our management team have employment agreements. The remainder of our employees are at-will employees.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may read or obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. Our internet website address is www.amtrustgroup.com. You can also obtain on our website’s Investor Relations page, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.

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

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto. Included below are the primary risks and uncertainties that, if realized, could have a material adverse effect on our business, financial condition, results of operations or cash flows, or our access to liquidity. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Note on Forward-Looking Statements.”

Risks Related to Our Business

During or following a period of systemic disruption in the financial markets, as markets continue a slow recovery, our business could be materially and adversely affected.

The financial markets have experienced significant volatility worldwide since the third quarter of 2008, and the United States, European and other foreign economies are experiencing a prolonged period of slow or limited economic growth, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions are improving, financial markets continue to experience periodic volatility and uncertainty remains regarding the duration and strength of any economic recovery. The trend toward recovery and growth may not continue. Although the United States, European and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear what the effects of those actions will be over the long term and those actions could lead to an inflationary environment or could cease before the economic conditions sufficiently improve.

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

Many of these risks could materialize, and our financial results could be negatively impacted, even as the economy is slowly recovering. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. An inflationary environment (which may follow government efforts to stabilize the economy) may also adversely impact our loss reserves and could adversely impact the valuation of our investment portfolio. Finally, as a result of the financial market disruptions over the past several years, we may face increased regulation, as discussed below. Any or all of these risks could adversely affect our business.

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

If we change our reserve estimates for any line of business, these changes will result in adjustments to our reserves and our loss and loss adjustment expenses incurred in the period in which the estimates are changed. If the estimate is increased, our pre-tax income for the period in which we make the change will decrease by a corresponding amount. An increase in reserves could result in a reduction in our surplus, which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

In particular, workers’ compensation claims are often paid over a long period of time and there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other types of insurance claims with shorter or more definite periods between occurrence of the claim and final determination of the loss and with policy limits on liability for claim amounts.

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

In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period, which could cause substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.

If we do not accurately price our policies, our results of operations will be adversely affected.

In general, the premiums for our insurance policies are established at the time the policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating workers’ compensation coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information were incomplete or inaccurate, we may under-price premiums by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to accurately price our policies, we:

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

Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, principally:

•	insufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our failure to implement appropriate rating formulas or other pricing methodologies;

•	regulatory constraints on rate increases;

•	increases or changes in taxes;

•	unexpected escalation in the costs of ongoing medical treatment;

•	our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.

Our premium rates, generally, are established for the term of the policy. Consequently, we could set our premiums too low, which would negatively affect our results of operations and our profitability, or we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.

A downgrade in the A.M. Best rating of our principal insurance subsidiaries would likely reduce the amount of business we are able to write and could adversely impact the competitive positions of our insurance subsidiaries.

A.M. Best evaluates insurance companies based on their ability to pay claims. Our principal insurance subsidiaries are rated “A” (Excellent) by A.M. Best. An “A” rating is the third highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

Our insurance subsidiaries may not be able to maintain their current ratings. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies that might move to other companies with higher ratings. Some of our policyholders are required to maintain workers’ compensation coverage with an insurance company with an A.M. Best rating of “A-” (Excellent) or better. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best rating.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss and catastrophe reinsurance. The Maiden Quota Share and the reinsurance agreement for our European medical liability business reinsure approximately 40% of our net retained premiums. In addition, we purchase reinsurance on an excess of loss and catastrophe basis for protection against catastrophic events and other large losses. Market conditions beyond our control, in terms of price and available capacity, may affect the level of our business and profitability. The Maiden Quota Share was renewed through July 1, 2016 and our excess of loss and catastrophe reinsurance facilities are generally subject to annual renewal.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer were unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2013, we had an aggregate amount of approximately $1.9 billion of recoverables from third-party reinsurers on paid and unpaid losses.

Our relationship with Maiden Holdings, Ltd. and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, business opportunity issues and legal challenges.

Maiden Holdings, Ltd., or Maiden, is a publicly-held Bermuda insurance holding company (NASDAQ: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, our principal shareholders, and, respectively, our chairman of the board of directors, one of our directors, and our chief executive officer and director. As of December 31, 2013, our principal shareholders, Michael Karfunkel, Leah Karfunkel (the wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind own or control approximately 6.2%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance, a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer.

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

Our relationship with NGHC and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, business opportunity issues and legal challenges.

NGHC is an insurance holding company that was formed in March 2010 to purchase the GMAC Insurance consumer property and casualty business from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation. We own 15.4% of

the issued and outstanding common stock of NGHC, Michael Karfunkel (individually) owns 15.8% of the issued and outstanding common stock of NGHC and the Trust owns 41.3% of the issued and outstanding common stock of NGHC.

Two members of our Board of Directors, Donald T. DeCarlo, who is an independent member of our board of directors, and Barry D. Zyskind, are also members of NGHC’s board of directors. In addition, Michael Karfunkel is the chairman of the board of directors of NGHC.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to ACAC or its subsidiaries, on the one hand, and us or our subsidiaries, on the other hand.

Mr. Zyskind’s service as our president and chief executive officer and as a member of NGHC’s board and Mr. DeCarlo’s services as a member of our board and NGHC’s board could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If we and NGHC were in the future deemed to be competitors within the meaning of the Clayton Antitrust Act and certain thresholds relating to direct competition between us and NGHC are met, the Department of Justice and Federal Trade Commission could challenge the arrangement.

We receive significant ceding commission from Maiden.

We receive significant ceding commission from Maiden through the Maiden Quota Share and our reinsurance agreement with Maiden Insurance for our European medical liability business.

Pursuant to the Maiden Quota Share, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies, or the AmTrust Ceding Insurers, net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses, excluding certain business that we commenced writing after the effective date and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AIU, for which the AmTrust Ceding Insurers’ net retention exceeds $5.0 million (the “Covered Business”).

The Maiden Quota Share, as amended, further provides that AII receives a ceding commission based on a percentage of ceded written premiums with respect to all Covered Business. Effective January 1, 2013, AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission remains 34.375%. With regards to the Specialty Program portion of Covered Business only, we will be responsible for ultimate net loss otherwise recoverable from Maiden Insurance to the extent that the loss ratio to Maiden Insurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “Specialty Program Loss Corridor”). For purposes of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers’ compensation business written in our Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

Effective April 1, 2011, we, through our subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which we cede to Maiden Insurance 40% of our European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year, automatically renews for one-year terms, and was renewed through March 31, 2015. The agreement can be terminated by either party on four months’ notice. Maiden Insurance pays us a 5% ceding commission, and we earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

We may be unable to maintain these arrangements beyond their current terms, and we may not be able to readily replace these arrangements if they terminate. If we were unable to continue or replace these arrangements on equally favorable terms, our underwriting capacity and commission and fee income could decline, we could experience a downgrade in our A.M. Best rating, and our results of operations and financial condition may be adversely affected.

We receive significant service and fee income from NGHC and Maiden.

We receive significant service and fee income from NGHC and Maiden through asset management agreements, by which we manage Maiden’s and NGHC’s invested assets, a reinsurance brokerage agreement with Maiden, by which we provide Maiden Insurance certain reinsurance brokerage services, and a master services agreement with NGHC, by which we provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system and printing and mailing services for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system.

Pursuant to the asset management agreements, we receive from each of Maiden and NGHC an annual rate of 0.20% for periods in which each company's respective average invested assets are $1.0 billion or less and an annual rate of 0.15% for periods in which each company's respective average invested assets exceeds $1.0 billion. Pursuant to the brokerage agreement with Maiden Insurance, we provide brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium.

Pursuant to the master services agreement with NGHC, we provide NGHC and its affiliates the information technology development services described above at a cost of 1.25% of gross written premium of NGHC and its affiliates plus our costs for development and support services. We provide the printing and mailing services at a per piece cost for policy and policy related materials.

We may be unable to maintain these arrangements. If we no longer provide these services to Maiden and NGHC and do not replace them with services provided to other parties on equally favorable terms and at similar levels, our service and fee income could decline, which may adversely affect our results of operations and financial condition.

We may not be able to successfully acquire or integrate additional business or manage the growth of our operations, which could make it difficult for us to compete and could negatively affect our profitability.

From time to time we may pursue acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives. The process of integrating an acquired business or company can be complex and costly, may create unforeseen operating difficulties and expenditures and will require substantial management attention. We may not be able to successfully identify and acquire additional existing business on acceptable terms or integrate any business that we acquire.

In addition, our growth strategy of expanding in our existing markets, opportunistically acquiring books of business, other insurance companies or producers, entering new geographic markets and further developing our relationships with independent agencies and extended warranty/service contract administrators subjects us to various risks, including risks associated with our ability to:

•	identify profitable new geographic markets for entry;

•	attract and retain qualified personnel for expanded operations;

•	identify, recruit and integrate new independent agencies and extended warranty/service contract administrators;

•	integrate information technology systems;

•	manage risks associated with the acquisition of entities in foreign markets with which we are less familiar;

•	expand existing agency relationships; and

•	augment our internal monitoring and control systems as we expand our business.

We may not be able to effectively manage our growth and any new business may not be profitable. If we are unable to manage our growth effectively, our results of operations and financial condition could be adversely affected.

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

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to perform business functions, such as underwriting and administering policies, processing claim payments, providing customer support, and complying with insurance regulatory requirements. Our operations are dependent upon our ability to process our business timely and efficiently and protect our information systems from physical loss or unauthorized access. In the event one or more of our facilities cannot be accessed due to a natural catastrophe, terrorist attack or power outage, or systems and telecommunications failures or outages, external attacks such as computer viruses, malware or cyber-attacks, or other disruption occur, our ability to perform business operations on a timely basis could be significantly impaired and may cause our systems to be inaccessible for an extended period of time. A sustained business interruption or system failure could adversely impact our ability to perform necessary business operations in a timely manner and affect our financial condition and results of operations.

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. Our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers' information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents and negative media attention could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. Advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments could compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

Our Specialty Risk and Extended Warranty segment primarily covers manufacturers, service providers and retailers for the cost of performing their obligations under extended warranties and service contracts (and, as required by applicable law, insurance products) provided in connection with the sale or lease of various types of consumer electronics, automobiles, light and heavy construction equipment and other consumer and commercial products. Thus, any decrease in the sale or leasing of these products, whether due to economic factors or otherwise, is likely to have an adverse impact upon our Specialty Risk and Extended Warranty business. We cannot materially influence the success of our specialty risk clients’ primary product sales and leasing efforts.

Some of the largest purchasers of our specialty risk insurance products in the United States are manufacturers, service providers and retailers that issue extended warranties or service contracts for consumer and commercial-grade goods, including coverage against accidental damage to the goods covered by the warranty or service contract (where currently permitted in the applicable jurisdiction). We insure these policyholders against the cost of repairing or replacing such goods in the event of such accidental damage. State insurance regulators may take the position that certain of the extended warranties or service contracts issued by our policyholders constitute insurance contracts that may only be issued by licensed insurance companies. In that event, the extended warranty or service contract business of our policyholders may have to be restructured, which could adversely affect our Specialty Risk and Extended Warranty business.

If we cannot sustain our business relationships, including our relationships with independent agencies and third-party warranty administrators, manufacturers, services providers or retailers, we may be unable to operate profitably.

Our business relationships are generally governed by agreements with manufacturers, services providers and retailers, agents and warranty administrators that may be terminated on short notice. We market our insurance and specialty risk and extended warranty products primarily through independent wholesale and retail agencies, in addition to working directly with manufacturers, services providers and retailers. Except in connection with certain acquisitions, independent agencies generally are not obligated to promote our products and may sell insurance and specialty risk and extended warranty products offered by our competitors. As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer our products and insurance and maintain financial strength ratings that meet the requirements and preferences of our independent agencies and their policyholders.

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

As of December 31, 2013, our total consolidated indebtedness was approximately $560 million. This $560 million does not include approximately $168 million aggregate principal amount of a loan made by Maiden Insurance to AII in connection with a reinsurance agreement between the two parties that requires Maiden Insurance to provide sufficient collateral to secure its proportionate share of AII’s obligations. This amount is accounted for as a note payable on our balance sheet. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of portions of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	restricting our operational flexibility due to restrictive covenants that will limit our ability to explore certain business opportunities, dispose of assets and take other actions;

•	increasing dilution experienced by our existing stockholders as a result of the conversion of our convertible senior notes into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2013, our annual debt service obligation on our outstanding indebtedness was approximately $35 million. We may be unable to maintain sufficient cash reserves, our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or our cash needs may increase. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we failed to comply with the various requirements of our credit facilities, our convertible senior notes, our 6.125% notes due

2023, or any indebtedness that we have incurred or may incur in the future, we would be in default, which would permit the holders of our convertible senior notes, our 6.125% notes due 2023, or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under our credit facilities or our other notes and indebtedness. Any default under our notes, our credit facilities or any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

The covenants in our credit facilities and indentures governing our convertible senior notes and 6.125% notes due 2023 limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

Our credit facilities and indentures governing our convertible senior notes and 6.125% notes due 2023 contain covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These covenants could restrict our ability to achieve our business objectives, and therefore, could have an adverse effect on our financial condition. In addition, our credit facilities and the indenture governing our 6.125% notes due 2023 also require us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facilities could cancel their commitments to lend and/or issue letters of credit and the lenders under our credit facilities and our noteholders could declare a default and demand immediate repayment of all amounts owed to them.

If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We primarily manage our investment portfolio internally under investment guidelines approved by our board of directors and the boards of directors of our subsidiaries. Our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations, market volatility, various regulatory issues, credit risk, potential litigation, tax audits, tax law changes and disputes, failure to monetize in an effective and/or cost-efficient manner and poor operating results. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2013, our investment in fixed income securities was approximately $3.41 billion, or 76.3% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, the fair market value of fixed income securities generally increases. However, investment income earned from future investments in fixed income securities will decrease due to being reinvested at lower interest rates. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31,

2013, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $173.8 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. These conditions could result in lower than expected yields on our fixed securities and short term investment portfolio. In addition, our investment in less liquid investments, such as our investment in NGHC and life settlement contracts, is subject to increased valuation uncertainty because the valuation is more subjective, thereby increasing the risk that the estimated fair value (i.e., the carrying cost) does not reflect the price at which an actual transaction would occur.

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

A portion of our financial assets consist of life settlement contracts that are subject to certain risks.

As of December 31, 2013, the fair value of our portfolio of life settlement contracts was approximately $233 million and constituted approximately 4.6% of the fair value of our cash and investment portfolio (inclusive of these life settlement contracts). We have a 50% ownership interest in the entities that hold the life settlement contracts.

Our estimates of fair value of the life settlement contracts we hold are subjective and based upon, among other factors, the cost of the policy at the date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard mortality tables and life expectancy reports. The actual value to us of any life settlement contract we acquire cannot be determined until the policy matures (i.e., the insured has died and the insurance carrier has paid out the death benefit to the holder). A significant negative difference between the estimated fair value of a contract and actual death benefits received at maturity for any life settlement contract we hold could adversely affect our financial condition and results of operations.

We apply an investment discount rate to our estimate of fair value based on the cost of funding our life settlement contracts as compared to returns on investments in asset classes with comparable credit quality to the expected cash flow generated by the policies in our portfolio, net of policy-specific adjustments and reserves. We establish policy-specific reserves for the following uncertainties: improvements in mortality, the possibility that high net worth individuals represented in the portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to us, and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of these policy-specific reserves, yields the fair value of the portfolio. If the discount rate changes, the value of the life settlement contract will also change. Generally, if discount rates increase, the fair value of a life settlement contract decreases. If a life settlement contract is sold or otherwise disposed of in the future under a relatively higher interest rate environment, the contract may have a lower value than the value it had when we acquired it.

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

We conduct business outside the United States primarily in the United Kingdom, Bermuda, Italy, Ireland, France, and Luxembourg. While our business outside of the United States currently constitutes approximately 27% of our gross written premium, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. If our controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our operating results may be adversely affected by currency fluctuations and our ability to repatriate cash from our foreign operations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2013 and 2012, approximately 27% and 29%, respectively, of our gross written premiums written were written in currencies other than the U.S. dollar. As of December 31, 2013 and 2012, approximately 27% and 20%, respectively, of our cash and investments were denominated in non-U.S. currencies. We hold investments denominated in Euros and British Pounds because we write business in the EU and the United Kingdom, and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies or be unable to repatriate cash to the United States, or otherwise make available cash in the United States, and to do so at a favorable foreign exchange rate and with favorable tax ramifications, all of which could adversely affect our operating results.

We may be subject to taxes on our Luxembourg affiliates’ equalization reserves.

In 2009, we acquired a Luxembourg holding company and five Luxembourg-domiciled reinsurance companies. During 2010 - 2013, we made several additional acquisitions of Luxembourg-domiciled reinsurance companies. In connection with these transactions, we acquire cash and the associated equalization reserves of the reinsurance companies. An “equalization reserve” is a compulsory volatility or catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the reinsurance company. Luxembourg reinsurance companies are required to establish equalization reserves for Luxembourg statutory and tax purposes, but the equalization reserves are not recognized under U.S. GAAP. For a more detailed description of the acquisitions of these Luxembourg-domiciled reinsurance companies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions - AHL.”

Provided that we are able to utilize the equalization reserves to offset our net retained losses through intercompany reinsurance arrangements, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would recognize income that would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2013, we had approximately $621 million of unutilized equalization reserves and an associated deferred tax liability equal to approximately 30% of the unutilized portion of the equalization reserves of approximately $186 million. During the year ended December 31, 2013, we recorded a reduction of approximately $10 million of income tax expenses to reflect the reduction of the deferred tax liability related to the utilization of the equalization reserves.

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

Our operations are substantially conducted through direct and indirect subsidiaries As a holding company, we do not own any significant assets other than equity in our subsidiaries. Payments from our insurance subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. The ability of our insurance subsidiaries to pay dividends or make distributions or other payments to us depends on the availability of cash flow from operations and proceeds from the sale of assets and other capital-raising activities. Dividends or other distributions from our subsidiaries to us may be subject to contractual and other restrictions and are subject to other business considerations.

Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (primarily Ireland, United Kingdom and Bermuda), including laws establishing minimum solvency and liquidity thresholds. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries, which would affect our ability to pay dividends on our capital stock, as discussed below. As of December 31, 2013, our insurance subsidiaries collectively could pay dividends to us of $473 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

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

Although we engage in other businesses, approximately 40% of our gross written premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, in certain states in which we do business, insurance regulators set the premium rates we may charge. In addition, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

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

We compete with other insurance companies, both domestic and foreign, and many of our existing and potential competitors are significantly larger, have longer operating histories, and possess greater financial, marketing and management resources than we do. In our Small Commercial Business segment, we also compete with individual self-insured companies, state insurance pools and self-insurance funds. We compete on the basis of many factors, including coverage availability, responsiveness to the needs of our independent producers, claims management, payment/settlement terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share. We may be unable to maintain our current competitive position in the markets in which we currently operate or establish a competitive position in new markets into which we may expand.

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

Our insurance subsidiaries are subject to extensive regulation in the jurisdictions in which they do business. For a discussion of the various types of regulation we face, see “Item 1. Business – Regulation.” Insurance regulation generally is intended to protect policyholders, not shareholders. In the United States, insurance regulation generally is administered by each state through its state insurance department. States regulate, among other things:

•	solvency;

•	the lines of business we may transact;

•	certain transactions between our insurance subsidiaries and affiliates, including us;

•	the nature, quality and concentration of our investments;

•	rates we may charge and the terms and conditions of our policy forms; and

•	dividends paid by our insurance subsidiaries.

As more fully described in “Item 1. Business – Regulation – United States – Federal and State Legislative and Regulatory Changes,” in recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance.

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including during and after the financial crisis in 2008, to impose federal regulation on the insurance industry. On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, which is more fully described in “Item 1. Business – Regulation – United States – Federal and State Legislative and Regulatory Changes.” In addition, our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. Since healthcare costs are a large component of our claims costs, we may be impacted by changes in healthcare legislation, such as the ongoing implementation of the Affordable Care Act, which could effect healthcare costs and delivery in the future. These types of state and federal regulations could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs, and could result in a competitive disadvantage.

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

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that would apply to our businesses across the European Union (including the United Kingdom), as more fully described in “Item 1. Business – Regulation –  Solvency II.” While it is not yet known how Solvency II will impact us or when it will be implemented, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management. It is possible that Solvency II may increase our capital requirements and the new regulations have the potential to adversely affect the profitability of our businesses subject to Solvency II. In addition, at this point, it is unclear whether the new regulations will apply only to our businesses across the European Union (including the United Kingdom) or to all of our operations, both within and outside of the European Union. If the regulations do apply to our holding company in the U.S., we could be subject to even more onerous requirements under the new regulations, which could have a significant adverse effect on our ability to operate profitably.

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

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business – Regulation – United States – Federal and State Legislative and Regulatory Changes,” in response to the September 11, 2001 terrorist attacks, the U.S. Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act, or TRIA, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA, requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2014 to help such insurers cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the risk we retain under the program, our terrorism reinsurance does not provide coverage for an act stemming from nuclear, biological or chemical terrorism.

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

Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. If we become subject to such litigation, it could have a material adverse effect on our business.

Risks Related to our Common Stock and Series A Preferred Stock

Our revenues and results of operations may fluctuate as a result of developments beyond our control, which may cause volatility in the price of our shares of common stock, which consequently could materially and adversely affect the trading price of our convertible senior notes, and the market price of our Series A Preferred Stock.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AFSI.” Our Series A Preferred Stock is listed on the New York Stock Exchange under the symbol “AFSI-A.”Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock, which could also materially and adversely affect the trading price of our convertible senior notes, and the market price of our Series A Preferred Stock. Developments that could negatively affect our share price or result in fluctuations in the price of our common stock or Series A Preferred Stock include:

•	actual or anticipated variations in our quarterly results of operations;

•	changes to our earnings estimates or publications of research reports about us or the industry;

•	rising level of claims costs, changes in the frequency or severity of claims or new types of claims and new or changing judicial interpretations relating to the scope of insurance company liability;

•	the financial stability of our third-party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance arrangements and changes in our capital capacity;

•	increase in market interest rates that may lead purchasers of common or preferred stock to demand a higher yield;

•	changes in market valuations of other insurance companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	fluctuations in interest rates or inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes to our credit worthiness;

•	the market for similar securities;

•	additions or departures of key personnel;

•	reaction to the sale or purchase of company stock by our principal stockholders or our executive officers;

•	changes in the economic environment in the markets in which we operate, including reduction in the business activities of our policyholders;

•	changes in tax law;

•	speculation in the press or investment community; and

•	general market, economic and political conditions.

If our revenues and results of operations fluctuate as a result of one or more of these developments, the price of our common stock may be volatile, which could materially and adversely affect the trading price of our convertible senior notes. Further, because the notes are convertible into shares of our common stock, volatility or depressed market prices of our common stock could have a similar effect on the trading price of our convertible senior notes. Holders who receive shares of our common stock upon conversion of the notes will also be subject to the risk of volatility and depressed market prices of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our common stock price, the trading price of our convertible senior notes and the market price of our Series A Preferred Stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our common and preferred stock prices and the trading price of our convertible senior notes.

Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2013, Barry D. Zyskind, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust) and George Karfunkel, directly or indirectly, collectively own or control approximately 59% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASDAQ Listing Rule 5615(c). At present, a majority of the members of our board of directors are independent. As a controlled company, each of our board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

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

Our principal stockholders could delay or prevent an acquisition or merger of our company even if the transaction could benefit other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of the controlling stockholders. In addition, this significant concentration of share ownership may adversely affect the price prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders, which could, in turn, materially and adversely affect the trading price of our convertible senior notes.

We may be unable to pay dividends on our common stock or Series A Preferred Stock.

As discussed above, the ability of our insurance subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our insurance subsidiaries could not pay dividends, we may not, in turn, be able to pay dividends to shareholders. In addition, the terms of our junior subordinated debentures and our credit facilities limit, in some circumstances, our ability to pay dividends on our common stock and Series A Preferred Stock, and future financing arrangements may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock or Series A Preferred Stock.

We have a history of paying dividends to our shareholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner discussed above. Also, we may be unable to continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Our shares of Series A Preferred Stock are equity interests and are subordinate to our existing and future indebtedness.

Our shares of Series A Preferred Stock are equity interests and do not constitute indebtedness. As such, the Series A Preferred Stock ranks junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including our liquidation, dissolution and winding up. As of December 31, 2013, our total consolidated debt was $560 million and our total consolidated liabilities were approximately $9.7 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Series A Preferred Stock. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of the Series A Preferred Stock, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board). Our ability to pay dividends on the Series A Preferred Stock may be limited by the terms of our agreements governing our existing and future indebtedness and by the provisions of other existing and future agreements.

Dividends on the Series A Preferred Stock are non-cumulative.

Dividends on the Series A Preferred Stock are non-cumulative and payable only out of our legally available funds. Consequently, if our Board of Directors (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A Preferred Stock, holders of the Series A Preferred Stock will not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our Board of Directors (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A Preferred Stock are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of Preferred Stock and/or our common stock.

We may not have the ability to raise the funds necessary to finance any required purchases of our convertible senior notes upon the occurrence of a “fundamental change,” which would constitute an event of default under our indenture.

If a fundamental change (as such term is defined in the indenture governing our convertible senior notes) occurs, holders of our convertible senior notes will have the right, at their option, to require us to purchase for cash any or all of the notes, or any portion of the principal amount thereof such that the principal amount that remains outstanding of each note purchased in part equals $1,000 or an integral multiple of $1,000 in excess thereof. The fundamental change purchase price will equal 100% of the principal amount of the convertible senior notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. However, we may not have sufficient funds at the time we are required to purchase the convertible senior notes surrendered therefor and we may not be able to arrange necessary financing on acceptable terms, if at all.

We have not established a sinking fund for payment of the convertible senior notes, nor do we anticipate doing so. In addition, our ability to purchase the convertible senior notes may be limited by law, by regulatory authority or we may in the future enter into credit agreements or other agreements that may contain provisions prohibiting redemption or repurchase of the notes under certain circumstances, or may provide that a designated event constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing the convertible senior notes, we could seek a waiver from the holders of these notes or attempt to refinance these notes. If we were not able to obtain consent, we would not be permitted to purchase the convertible senior notes. Our failure to purchase tendered convertible senior notes would constitute an event of default under the indenture governing the notes, which might constitute a default under the terms of our other indebtedness.

The conditional conversion features of the convertible senior notes, if triggered, may adversely affect our financial condition.

If one of the conversion contingencies is triggered, holders of our convertible senior notes will be entitled to convert the notes at any time during specified periods. If one or more holders elect to convert their convertible senior notes, we may be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business (including the trading price of our convertible senior notes).

Certain provisions in our convertible senior notes and the related indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us and, therefore, the ability of holders to exercise their rights associated with a potential fundamental change or a make-whole fundamental change.

Certain provisions in our convertible senior notes and the related indenture could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change, holders of our convertible senior notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the convertible senior notes and the related indenture as well as provisions of our organizational documents and other agreements could increase the cost of acquiring us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a list of locations of buildings we own and their approximate size:

Location	Square Feet
Alpharetta, Georgia	51,000
Boca Raton, Florida	66,000
Cleveland, Ohio	63,000
Cleveland, Ohio(1)	500,000	(1)

(1)	The building is owned through a subsidiary that is 50% owned.

In addition, we lease an aggregate of approximately 660,000 square feet of office space in 65 locations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 3. Legal Proceedings

We and certain of our officers are defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purport to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. We believe the allegations to be unfounded and will vigorously pursue its defenses; however, we cannot reasonably estimate the potential range of loss, if any.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares trade on the NASDAQ Global Market under the symbol “AFSI”. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of February 14, 2014, there were approximately 165 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and the cash dividends declared with respect to such shares:

2013	High	Low	Dividends Declared
First quarter (1)	$33.10	$26.39	$0.14
Second quarter (1)	$33.51	$26.24	$0.14
Third quarter (1)	$41.72	$32.45	$0.14
Fourth quarter	$42.64	$27.90	$0.14

2012	High	Low	Dividends Declared
First quarter (1)	$22.92	$18.18	$0.09
Second quarter (1)	$25.39	$21.28	$0.10
Third quarter (1)	$25.36	$22.52	$0.10
Fourth quarter (1)	$26.67	$21.73	$0.10

(1) The prices have been adjusted for ten percent stock dividends that were paid during the third quarters of 2013 and 2012.

On February 14, 2014, the closing price per share for our common stock was $33.33.

Dividend Policy

Our board of directors has historically declared the payment of quarterly cash dividends. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements. On August 6, 2013 and 2012, our Board of Directors declared 10% stock dividends applicable to all stockholders as of the close of business on the record dates of August 20, 2013 and September 4, 2012, respectively. Such stock dividends were paid on September 4, 2013 and September 20, 2012, respectively. Each of our stockholders as of each record date received 0.10 additional shares of common stock for each one share of common stock they held as of the close of business on each record date. Holders of fractional shares of common stock received cash in lieu of fractional shares.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. The ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is regulated by insurance laws of various states, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds. In addition, the terms of our junior subordinated debentures, revolving credit facility and convertible senior notes limit, in the event of certain circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2013, our insurance subsidiaries could pay dividends to us of $473 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2013, our Insurance Subsidiaries paid us dividends of $6.9 million.

Share Repurchase Plan

On December 30, 2013, our board of directors approved a $150 million share repurchase program. This authorization encompassed our existing stock repurchase authorization approved by our board of directors in November 2007. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. We did not purchase any shares in 2013 pursuant to the authorized plans from November 2007 or December 2013.

During the three months ended December 31, 2013, we purchased 1,322 shares of our common stock from employees in connection with the vesting of restricted stock issued to certain employees in connection with our 2010 Omnibus Incentive Plan, as amended (“the Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The following table summarizes our stock repurchases for the three-month period ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
October 1 - 31, 2013	—	—	—	2,223,713
November 1 - 30, 2013	—	—	—	2,223,713
December 1 - 31, 2013	1,322	$31.41	—	$150,000,000
Total	1,322	$31.41	—	$150,000,000

(1) Includes 1,322 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning December 31, 2008 and ending on December 31, 2013 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on December 31, 2008.

Comparative Cumulative Total Returns Since 12/31/08 for AmTrust Financial
Services, Inc.: NASDAQ Composite and NASDAQ Insurance

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA, LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in Thousands)
Selected Income Statement Data(1)
Gross written premium	$4,116,911	$2,749,326	$2,150,472	$1,560,822	$1,198,946
Ceded gross written premium	(1,551,238)	(1,101,289)	(873,875)	(733,596)	(555,520)
Net written premium	$2,565,673	$1,648,037	$1,276,597	$827,226	$643,426
Change in unearned premium	(299,683)	(229,185)	(239,736)	(81,567)	(69,544)
Net earned premium	$2,265,990	$1,418,852	$1,036,861	$745,659	$573,882
Service and fee income	331,559	172,174	108,660	62,067	30,690
Net investment income	84,819	68,167	55,515	50,517	55,287
Net realized gain (loss) on investments	15,527	8,981	2,768	5,953	(33,579)
Total revenues	$2,697,895	$1,668,174	$1,203,804	$864,196	$626,280
Loss and loss adjustment expense	1,517,361	922,675	678,333	471,481	327,771
Acquisition costs and other underwriting expenses (2)(4)	533,162	356,005	271,367	157,711	130,348
Other(3) (4)	291,617	177,709	117,090	56,403	22,232
Total expenses	$2,342,140	$1,456,389	$1,066,790	$685,595	$480,351
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	$355,755	$211,785	$137,014	$178,601	$145,929
Other income (expense):
Interest expense	(34,691)	(28,508)	(16,079)	(12,902)	(16,884)
Gain on investment in life settlement contracts net of profit	3,800	13,822	46,892	11,855	—
Foreign currency gain (loss)	(6,533)	(242)	(2,418)	684	2,459
Acquisition gain on purchase	57,352	—	5,850	—	—
Total other income (expense)	$19,928	$(14,928)	$34,245	$(363)	$(14,425)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	$375,683	$196,857	$171,259	$178,238	$131,504
Provision for income taxes (4)	98,019	21,292	(15,023)	53,890	27,459
Income before equity in earnings of unconsolidated subsidiaries and minority interest	277,664	175,565	186,282	124,348	104,045
Equity in earnings of unconsolidated subsidiaries – related party	11,566	9,295	4,882	23,226	(822)
Net income	289,230	184,860	191,164	147,574	103,223
Net loss (income) attributable to non-controlling interest of subsidiaries	1,633	(6,873)	(20,730)	(5,109)	—
Net income attributable to AmTrust Financial Services, Inc.	$290,863	$177,987	$170,434	$142,465	$103,223
Dividends on preference stock	(3,989)	—	—	—	—
Net income attributable to AmTrust common shareholders	$286,874	$177,987	$170,434	$142,465	$103,223

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in Thousands, Except Percentages and per Share Data)
Per Share Data (5)
Net income allocated to AmTrust Financial Services, Inc. common shareholders – basic	$3.86	$2.42	$2.34	$1.97	$1.43
Basic weighted average common shares outstanding	74,163	73,269	72,685	72,302	72,282
Diluted Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common shareholders – diluted	$3.67	$2.34	$2.29	$1.95	$1.42
Diluted weighted average common shares outstanding	77,984	75,620	74,431	73,194	72,804
Dividend declared per common share	$0.56	$0.39	$0.34	$0.29	$0.23
Selected Insurance Ratios and Operating Information
Net loss ratio(6)	67.0%	65.0%	65.4%	63.2%	57.1%
Net expense ratio(7)	23.5%	25.1%	26.2%	22.1%	22.7%
Net combined ratio(8)	90.5%	90.1%	91.6%	85.3%	79.8%
Return on equity(9)	23.1%	17.5	21.2%	22.2%	21.5%

	As of December 31,
	2013	2012	2011	2010	2009
	(Amounts in Thousands)
Selected Balance Sheet Data
Cash, cash equivalents and restricted cash	$930,461	$493,132	$429,951	$201,949	$233,810
Investments	3,657,309	2,203,270	1,656,687	1,357,012	1,181,016
Reinsurance recoverable	1,929,848	1,318,395	1,098,569	775,432	643,321
Premiums receivable, net	1,593,975	1,251,262	932,992	727,561	495,871
Goodwill and intangibles assets (10)	665,393	532,839	392,455	204,139	116,828
Total assets (10)	11,257,409	7,436,511	5,762,419	4,205,741	3,400,364
Reserves for loss and loss adjustment expense	4,368,234	2,426,400	1,879,175	1,263,537	1,091,944
Unearned premiums	2,680,982	1,773,593	1,366,170	1,024,965	871,779
Deferred income tax asset (liability) (10)	(265,881)	(264,032)	(148,297)	(33,171)	4,267
Note due to seller	—	—	7,170	14,400	21,128
Notes payable	250,000	—	—	6,667	20,000
Convertible senior notes	164,218	161,218	138,506	—	—
Junior subordinated debt	123,714	123,714	123,714	123,714	123,714
Common stock, preferred stock and additional paid in capital less treasury stock	864,173	468,226	282,805	249,086	243,930
Total AmTrust Financial Services, Inc. equity	1,449,643	1,144,121	890,563	716,514	569,392

(1)	Results for a number of periods were affected by our various acquisitions from 2009 to 2013 and certain reclassifications.

(2)
Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities. These costs and expenses are reduced by ceding commission earned through external reinsurance agreements. Additionally, during the three months ended December 31, 2013, we began netting ceding commission with acquisition costs and other underwriting expenses. In prior years, ceding commission earned was presented as a component of revenue. The amounts of earned ceding commission reclassified and included in acquisition costs and other underwriting expense were $196,982, $153,953, $138,261 and $113,931 for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.The reclassifications did not impact net income or liquidity in any period presented.

(3)	Other operating expenses are those expenses including non-cash amortization of tangible and intangible assets, and non-insurance revenue generating activities in which we engage.

(4)
In 2013, we reclassified certain amounts related to our Luxembourg reinsurance companies to reflect the reduction of our deferred tax liability related to our utilization of equalization reserves as a reduction of provision for income taxes rather than a reduction of acquisition costs and other underwriting expenses. The reclassification resulted in a decrease to income tax provision by $25,663 and $57,396 for the years ended December 31, 2012 and 2011, respectively, and an increase to income tax provision by $6,837 for the year ended December 31, 2010. The reclassification resulted in a increase to acquisition costs and other underwriting expenses by $9,274 and $26,917 for the years ended December 31, 2012 and 2011, respectively, and a decrease in acquisition costs and other underwriting expenses by $6,837 for the year ended December 31, 2010. Additionally, other expenses increased by $16,389 and $30,479 for the years ended December 31, 2012 and 2011, respectively. The reclassifications did not impact net income or liquidity in any period presented.

(5)	We declared a 10% stock dividend in 2013. All prior period share amounts and earnings per share amounts have been adjusted.

(6)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.

(7)	Net expense ratio is calculated by dividing the total of acquisition costs and other underwriting expenses by net premiums earned.

(8)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.

(9)	Return on equity is calculated by dividing net income by the average shareholders’ equity for the period.

(10)
In 2013, we reclassified certain amounts related to its Luxembourg reinsurance companies to reflect the reduction of our deferred tax liability related to our utilization of equalization reserves as a reduction of provision for income taxes rather than a reduction of acquisition costs and other underwriting expenses. The reclassifications a) increased goodwill and intangible assets by $17,872, $19,669 and $6,313 as of December 31, 2012, 2011 and 2010, respectively, b) increased total assets by $19,274, $29,901 and $23,288 as of December 31, 2012, 2011 and 2010, respectively, and c) increased deferred tax liability by $19,274, $29,901 and $23,288 as of December 31, 2012, 2011 and 2010, respectively. The reclassification did not impact net income or liquidity in any period presented.

(11)

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

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are under served by the market. We have grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in four business segments:

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

•
Personal Lines Reinsurance. Through July 31, 2013, we reinsured 10% of the net premiums of National General Holdings Corp.'s personal lines business, pursuant to the Personal Lines Quota Share with National General Holdings Corp.'s personal lines insurance companies. On August 1, 2013, we received notice, effective August 1, 2013, that our participation in the Personal Lines Quota Share was terminated. The termination is on a run-off basis, meaning we will continue to receive net premiums and assume net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies, As we retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we will not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations.

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

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on equity was 23.1%, 17.5% and 21.2% for the years ended December 31, 2013, 2012 and 2011, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 90.5%, 90.1% and 91.6% for the years ended December 31, 2013, 2012 and 2011, respectively. A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the sectors in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $84.8 million, $68.2 million and $55.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. We held 20.8% and 19.0% of total invested assets in cash and cash equivalents as of December 31, 2013 and 2012, respectively.

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

Additionally, in May 2013, one of our subsidiaries entered into a transaction with an international corporation through the issuance of insurance policies covering the risk related to certain contractual liabilities. We received approximately $148 million in cash to service the contractual liabilities. The polices cover any additional liabilities related to the payment of the contractual liabilities. During the year ended December 31, 2013, we recognized approximately $78 million of written premium and approximately $18 million of earned premium related to these policies.

Acquisitions

Mutual Insurers Holding Company

On May 13, 2013, we completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries. MIHC's primary operating subsidiary, First Nonprofit Insurance Company (“FNIC”), is the third largest provider of property and casualty insurance products to nonprofit organizations in the U.S. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by us. As required by the plan of conversion and applicable Delaware law, we offered shares of our common stock, at a discount to the market price, to the members of MIHC who held policies as of December 31, 2012 and the directors, officers and employees of MIHC and its subsidiaries. We received subscriptions for approximately $0.5 million, resulting in the issuance by us of 18,052 shares of our common stock at a discounted price of 20% from our market trading price, or approximately $0.1 million. Pursuant to the stock purchase agreement, after the expiration of the offering, we purchased all of the authorized shares of capital stock of MIHC at a purchase price equal to the greater of the gross proceeds received by us in the offering, and $8.0 million. We made a payment to MIHC of $48.5 million, which included the $0.5 million in proceeds we received in the offering, for the stock of FNIC. Additionally, as part of the transaction, we were required to make a contribution to First Nonprofit Foundation, a tax exempt corporation principally funded by FNIC's predecessor and managed for the benefit of nonprofit organizations, in the amount of $7.9 million, which represented $8.0 million, as discussed above, less the discount of approximately $0.1 million on the shares issued by us in the transaction. The remaining $40.6 million of cash contributed to MIHC was retained by us. Additionally, we assumed $6.5 million of debt in the transaction. In accordance with FASB ASC 805-10 Business Combinations, we recorded an acquisition price of approximately $14.5 million.
In accordance with FASB ASC 944-805 Business Combinations, we adjusted to fair value FNIC's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $4.5 million. Additionally, we recorded intangible assets in the amount of $6.1 million, which consisted of state licenses and have an indefinite life. The intangible assets, as well as FNIC's results of operations from the date of acquisition, are included as a component of the Small Commercial Business segment. As a result of this transaction, we recorded a preliminary acquisition gain of approximately $18.5 million.

As a result of this transaction, we recorded approximately $32 million of written premium for the year ended December 31, 2013 related to FNIC since the date of acquisition.

AMTCS Holdings, Inc.

On May 3, 2013, we, through our wholly-owned subsidiary AMT Warranty Corp., completed the acquisition of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom, for approximately $40.0 million. CPPNA subsequently changed its name to AMTCS Holdings, Inc. (“AMTCS”). AMTCS provides administrative services for consumer protection products in the United States, including identity theft protection and warranties related to credit card purchases, to customers of AMTCS's financial services partners. In accordance with FASB ASC 805-10 Business Combinations, we recorded a purchase price of approximately $40.0 million, which consisted primarily of goodwill and intangible assets of approximately $17.3 million and $34.7 million, respectively, and a deferred tax liability of $12.1 million. The intangible asset consists of customer relationships and has a life of 12 years. The goodwill and intangibles, as well as AMTCS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment from the date of acquisition. As a result of this transaction, we recorded approximately $44.5 million of fee income during the year ended December 31, 2013 since the date of acquisition.

Sequoia Insurance Company

On April 19, 2013, we completed the acquisition of all the issued and outstanding shares of common stock of Sequoia Insurance Company and its subsidiaries, Sequoia Indemnity Company and Personal Express Insurance Company (“Sequoia”) for approximately $60.0 million. Sequoia offers low hazard, property/casualty insurance products, including workers' compensation and commercial package insurance, to small businesses in several western states, with California representing Sequoia's largest market.

In accordance with FASB ASC 944-805 Business Combinations, we adjusted to fair value Sequoia's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $7.4 million. Additionally, we recorded $11.8 million of intangible assets that consist primarily of licenses and trademarks and have an indefinite life. The intangible assets, as well as Sequoia's results of operations, are included as a component of the Small Commercial Business segment from the date of acquisition. As a result of this transaction, we recorded a preliminary acquisition gain of approximately $13.3 million.

We recorded approximately $79.7 million of written premium for the year ended December 31, 2013 since the date of acquisition.

Car Care

On February 28, 2013, we, through our wholly-owned subsidiary IGI Group Limited, acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited (“CCPH”) from Ally Insurance Holdings, Inc (“AIH”). CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection (GAP), Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a UK insurer authorized by the Prudential Regulation Authority. CCPH has operations in the United Kingdom, Europe, China, North America and Latin America. We paid $72.4 million for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) entered into certain other agreements, including a transition services agreement, pursuant to which AIH provides certain transitional services to IGI Group Limited and us, and two reinsurance agreements, pursuant to which affiliates of AIH reinsures certain insurance contracts of such affiliates with affiliates of IGI Group Limited.

We recorded intangible assets of approximately $34.3 million related to customer relationships and assigned a life of fifteen years. CCPH is included as a component of our Specialty Risk and Extended Warranty segment. As a result of this transaction, we recognized a gain on the acquisition of approximately $25.5 million.

As a result of this transaction, we recorded approximately $98.9 million of written premium and approximately $31.6 million of fee income during the year ended December 31, 2013 related to CCPH since the date of acquisition.

First Nonprofit Companies, Inc.

On December 31, 2012, we completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55 million. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5 billion of annual payroll. FNC offers unique services as well as insurance programs which are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. In accordance with FASB ASC 805-10 Business Combinations, we recorded a purchase price of approximately $55 million, which consisted primarily of goodwill and intangible assets of $28.2 million and $40.5 million, respectively. The intangible assets consist of customer relationships and have a life of 18 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment from the date of acquisition. As a result of this transaction, we recorded approximately $22.7 million of fee income for the year ended December 31, 2013 since the date of acquisition.

AHL

During 2013 and 2012, AmTrust Holdings Luxembourg S.A.R.L. (“AHL”) completed a series of acquisitions described below. AHL is a holding company that purchases Luxembourg-domiciled reinsurance entities. In connection with these transactions, we acquire cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The equalization reserves originally established by the seller under Luxembourg law allowed the reinsurer to offset any taxable income. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators and is subject to reassessment every five years. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

If a Luxembourg reinsurer can assume sufficient premium to maintain its equalization reserves or assume losses, which then reduce the equalization reserves, the reinsurer can permanently defer the income tax. Subsequent to the acquisition, we cede premium and associated losses to the reinsurance companies through intercompany reinsurance arrangements. Provided we are able to cede business that generates a net loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2013, we had approximately $621 million of unutilized equalization reserves and an associated deferred tax liability of approximately $186 million. During 2012 and 2011, we were able to reduce the overall expenses by a net amount of approximately $9 million and $27 million, respectively, to reflect the net reduction of the deferred tax liability offset by goodwill impairment charges related to the utilization of the equalization reserves. In 2013, the impact was immaterial. Under our business plans currently in effect, we expect that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreements will cause the equalization reserves to be fully utilized in three to five years subsequent to the acquisition of the Luxembourg reinsurer, at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of these intercompany reinsurance agreements are appropriately eliminated in consolidation and did not impact our gross and net loss reserves or loss ratio.

In December 2013, AHL acquired all the issued and outstanding stock of Atlas COPCO Reinsurance S.A., a Luxembourg domiciled reinsurance company, from ATLAS COPCO AB. The purchase price of Atlas COPCO Reinsurance S.A. was approximately $80.7 million. We recorded approximately $89.1 million of cash, goodwill of $16.9 million and a deferred tax liability of $25.3 million. Atlas COPCO Reinsurance S.A. subsequently changed its name to AmTrust Re Aries S.A.

In November 2013, AHL acquired all the issued and outstanding stock of Re'A FIN S.A., a Luxembourg domiciled reinsurance company, from SRIW Finance SA and SPARXIS SA. The purchase price of Re'A FIN S.A. was approximately $93.4 million. We recorded approximately $102.8 million of cash, goodwill of $18.7 million and a deferred tax liability of $28.1 million. Re'A FIN S.A. subsequently changed its name to AmTrust Re Taurus S.A.

In December 2012, AHL acquired all the issued and outstanding stock of Inter Re S.A., a Luxembourg domiciled reinsurance company, from USG People. The purchase price of Inter Re S.A. was approximately $40.6 million. We recorded approximately $44.8 million of cash, goodwill of $8.5 million and a deferred tax liability of $12.7 million. Inter Re S.A. subsequently changed its name to AmTrust Re Epsilon.

In December 2012, AHL acquired all the issued and outstanding stock of Socare S.A., a Luxembourg domiciled reinsurance company, from Cactus S.A. The purchase price of Socare S.A. was approximately $119.3 million. We recorded approximately $130.5 million of cash, goodwill of $26.2 million and a deferred tax liability of $37.4 million. Socare S.A. subsequently changed its name to AmTrust Re Theta.

CNH Capital's Insurance Agencies

In July 2012, we completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as "CNH Capital Insurance Agencies," from CNH Capital, the financial services business of CNH Global N.V., for approximately $34 million. The acquisition allows us to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, we entered into service and license agreements with CNH Capital whereby we will make future payments based on gross revenues of the CNH Capital Insurance Agencies. In accordance with FASB ASC 805-10, Business Combinations, we recorded a purchase price of $34 million, which consisted primarily of goodwill and intangible assets of approximately $21.3 million and $19.4 million, respectively. The intangible assets consist of renewal rights and licenses and have asset lives of between 5 years and 10 years. The goodwill and intangibles are included as a component of our Specialty Risk and Extended Warranty segment. As a result of this transaction, we recorded approximately $30.0 million and $9.8 million of fee income during the years ended December 31, 2013 and 2012, respectively, from the date of acquisition. Additionally, we recorded approximately $52.8 million and $29.6 million of written premium for the years ended December 31, 2013 and 2012, respectively, from the date of acquisition.

Strategic Investments

Investment in NGHC

We have a strategic investment in National General Holding Corp. (“NGHC”). We formed NGHC with The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation their U.S. consumer property and casualty insurance business, a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “NGHC Insurers”). From the time of the acquisition in 2010 until June 2013, Michael Karfunkel, individually, and the Trust owned 100% of NGHC’s common stock (subject to our conversion rights described below). Michael Karfunkel is the chairman of our board of directors and the father-in-law of Barry D. Zyskind, our chief executive officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of NGHC.

Pursuant to the Amended Stock Purchase Agreement, NGHC issued and sold to us for an initial purchase price of approximately $53 million, which was equal to 25% of the capital initially required by NGHC, 53,054 shares of Series A Preferred Stock, which provided an 8% cumulative dividend, was non-redeemable and was convertible, at our option, into 21.25% of the issued and outstanding common stock of NGHC (the “Preferred Stock”). We had pre-emptive rights with respect to any future issuances of securities by NGHC and our conversion rights were subject to customary anti-dilution protections. We had the right to appoint two members of NGHC’s board of directors, which consists of up to six members. Subject to certain limitations, the board of directors of NGHC could not take any action at a meeting without at least one of our appointees in attendance and NGHC could not take certain corporate actions without the approval of a majority of its board of directors (including our two appointees).

On June 5, 2013, we converted our 53,054 shares of Preferred Stock into 42,958 shares of NGHC common stock, par value $0.01 per share, which became 12,295,430 shares of common stock after NGHC effected a 286.22:1 stock split on June 6, 2013. In addition, on June 5, 2013, NGHC declared our cumulative dividend of approximately $12.2 million on the Preferred Stock payable through that date. On June 6, 2013, NGHC issued 21,850,000 shares in a 144A offering, which resulted in us owning 15.4% of the issued and outstanding common stock of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we continue to account for our investment in NGHC under the equity method as we have the ability to exert significant influence on NGHC's operations. We recorded a realized gain of $8.6 million from the decrease in our ownership percentage as a result of the stock issuance, which is included in equity in earnings of unconsolidated subsidiary.

We recorded $11.6 million, $9.3 million and $4.9 million of income during the years ended December 31, 2013, 2012 and 2011, respectively, related to our equity investment in NGHC.

Personal Lines Quota Share

Through July 31, 2013, we had a quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company (“Integon”), lead insurance company on behalf of the NGHC Insurers, as cedent, and the Company, ACP Re, Ltd., and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provided that the reinsurers, severally, in accordance with their participation percentages, received 50% of the net premium of the NGHC Insurers and assumed 50% of the related net losses. We had a 20% participation in the Personal Lines Quota Share, by which we received 10% of the net premiums of the personal lines business and assumed 10% of the related net losses. The Personal Lines Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. On August 1, 2013, we and our wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”) received notice from Integon that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share. The termination is on a run-off basis, meaning TIC will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we will not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. As a result of this agreement, we assumed $65.8 million, $118.1 million and $102.6 million of business from the NGHC Insurers during the years ended December 31, 2013, 2012 and 2011, respectively.

Master Services Agreement

We provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus our costs for development and support services. In addition, we provide NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We recorded approximately $24.2 million, $14.4 million and $4.0 million of fee income for the years ended December 31, 2013, 2012 and 2011, respectively, related to this agreement.

Asset Management Agreement

We manage the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We managed approximately $0.8 billion of assets as of December 31, 2013 related to this agreement. As a result of this agreement, we earned approximately $1.7 million, $1.5 million and $1.6 million of investment management fees for the years ended December 31, 2013, 2012 and 2011, respectively.

As a result of the above service agreements with NGHC, we recorded fees totaling approximately $25.9 million, $15.9 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $11.4 million.

Life Settlement Contracts

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of NGHC for the purpose of acquiring life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of NGHC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., for the purpose of acquiring additional life settlement contracts. On March 28, 2013, ACP Re, Ltd. sold its interest in AMTCH to NGHC. Additionally, in December 2013, we formed AMT Capital Holdings II S.A. (“AMTCH II”) with a subsidiary of NGHC for the purpose of acquiring life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha, AMTCH, and AMTCH II (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policy, which are in default at the time of purchase. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide for certain actuarial and finance functions related to the LSC Entities. Additionally, in conjunction with our 15.4% ownership percentage of NGHC, we ultimately receive 57.7% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. We determine fair value based upon our estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in our portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to us, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.

Total capital contributions of approximately $70.8 million and $40.1 million were made to the LSC Entities during the years ended December 31, 2013 and 2012, respectively, for which we contributed approximately $35.4 million and $20.1 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies. Our investments in life settlements and premium finance loans were approximately $233.0 million and $193.9 million as of December 31, 2013 and 2012, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded a gain on investments in life settlement contracts net of profit commission for the years ended December 31, 2013, 2012 and 2011 of approximately $3.8 million, $13.8 million and $46.9 million, respectively, related to the life settlement contracts.

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

Net Earned Premium.  Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2013 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2013 and the other half in 2014. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 24 months, but range in duration from one month to 120 months.

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

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of Maiden, NGHC, and ACP Re, Ltd. for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to NGHC and its affiliates for a fee.

Net Investment Income and Realized Gains and (Losses).  We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities as available-for-sale. We report net unrealized gains (losses) within accumulated other comprehensive income on our balance sheet.

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

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses consist of policy acquisition expenses, salaries and benefits and general and administrative expenses, net of ceding commissions. These items are described below:

•
Policy acquisition expenses comprise commissions directly attributable to those agents, wholesalers or brokers that produce premiums written on our behalf. In most instances, we pay commissions based on collected premium, which reduces our credit risk exposure associated with producers in case a policyholder does not pay a premium. We pay state and local taxes, licenses and fees, assessments and contributions to various state guaranty funds based on our premiums or losses in each state. Surcharges that we may be required to charge and collect from insureds in certain jurisdictions are recorded as accrued liabilities, rather than expense. These expenses are offset by ceding commissions received.

•
Salaries and benefits expenses are those salaries and benefits expenses for employees that are directly involved in the origination, issuance and maintenance of policies, claims adjustment and accounting for insurance transactions. We classify salaries and benefits associated with employees that are involved in fee generating activities as other expenses.

•
General and administrative expenses are comprised of other costs associated with our insurance activities, such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges. They also include the amortization of intangible assets.

•
Ceding commission is a commission we receive from ceding gross written premium to third party reinsurers. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. In connection with the Maiden Quota Share, which is our primary source of ceding commission, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of our individual segments. As such, we allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period. Ceding commission is netted against acquisition costs and other underwriting expenses.

Gain (loss) on Investment in Life Settlement Contracts.  The gain (loss) on investment in life settlement contracts includes the gain (loss) on acquisition of life settlement contracts, the gain (loss) realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. We determine fair value based upon our estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in our portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to us and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the policies as no comparable market pricing is available. The gain (loss) realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain (loss) on investment in life settlement contracts to our segments based on gross written premium by segment.

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

Net Expense Ratio.  The net expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses to net premiums earned. As we allocate certain acquisition costs and other underwriting expenses based on premium volume to our segments, net loss ratio on a segment basis may be impacted period over period by a shift in the mix of net written premium.

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

Premiums.  We recognize insurance premiums, other than in our Specialty Risk and Extended Warranty segment, as earned on the straight-line basis over the contract period. Insurance premiums on Specialty Risk and Extended Warranty business are earned based on estimated program coverage periods. We base these estimates on the expected distribution of coverage periods by contract at inception because a single contract may contain multiple coverage period options, and we revise these estimates based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. We base premium adjustments on contracts and audit premiums on estimates made over the contract period. We also estimate an allowance for doubtful accounts based on a percentage of premium. We review our bad debt write-offs at least annually and adjust our premium percentage as required. Allowance for doubtful accounts were approximately $32 million and $15 million at December 31, 2013 and 2012, respectively.

Ceding Commission.  Ceding commission is a commission we receive from ceding gross written premium to third party reinsurers. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. In connection with the Maiden Quota Share, which is our primary source of ceding commission, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of our individual segments. As such, we allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period. Ceding commission is netted against acquisition costs and other underwriting expenses.

Life Settlement profit commission. Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, and we have elected to account for our investment in life settlements using the fair value method. We retain a third party service provider to perform certain administration functions to effectively manage the life settlement contracts held by Tiger and AMTCH II and a portion of their fee is contingent on the overall profitability of the life settlement contracts. We accrue the related profit commission on life settlements at fair value, in relation to life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract. In addition, we accrue a best estimate in relation to profit commission due on certain life settlement contracts acquired subsequent to December 31, 2010 as no contractual relationship currently exists.

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

We believe this method, by which we track the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. Loss development factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2013 should develop similarly to losses incurred in 2012 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0%, we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, we have not experienced material variability in our loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. For example, as of December 31, 2013, the average cost per workers’ compensation claim was $11,691, which was a 1.9% increase over the claims severity from 2001 – 2012 of $11,470. In 2013, claims frequency (number of claims per $1.0 million of payroll) decreased to .092 from .0933, a decrease of 1.4%, for the period between 2001 and 2013.

In the event of a 5% increase in claims frequency as measured by our workers compensation insureds’ payroll, which we believe is the most important assumption regarding our business, our loss reserves as of December 31, 2013 would be understated by $22.8 million and would result in an after tax reduction in shareholders’ equity of $14.8 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, our loss and loss adjustment expense reserves would be understated by $12.4 million and would result in an after tax reduction in shareholders’ equity of $8.1 million.

On a monthly basis, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2013, 2012 and 2011, our liabilities for unpaid losses and LAE attributable to prior years increased by $30.9 million, $12.9 million and $12.5 million, respectively, primarily as result of unfavorable loss development in our Small Commercial Business and Specialty Program segments as well as a portion of our European Casualty business in 2013 and in our Specialty Program segment in 2012 and 2011, due to higher actuarial estimates based on actual losses. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves. Additional information regarding our reserves for loss and loss adjustment expenses can be found in “Item 1A. Risk Factors” and “Item 1. Business — Loss Reserves.”

Reinsurance.  We account for reinsurance premiums, losses and LAE ceded to other companies on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. We record premiums earned and losses incurred ceded to other companies as reductions of premium revenue and losses and LAE. We account for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition costs and other underwriting expenses. Reinsurance recoverables relate to the portion of reserves and paid losses and LAE that are ceded to other companies. We remain contingently liable for all loss payments in the event of failure to collect from the reinsurer.

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

As of December 31, 2013, if the actual results of the future premiums audits were 1% lower than the historical results used in calculating EBUB, the result would be a decrease in EBUB and net earned premium of $8.0 million or $5.2 million after tax. If the actual results of the future premiums audits were 1% higher than the historical results used in calculating EBUB, the result would be an increase in EBUB, and net earned premium of $6.6 million or $4.3 million after tax.

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

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2013, 2012 and 2011, we recorded impairment write-downs of approximately $2.9 million, $3.0 million and $4.4 million, respectively after determining that certain of our investments were OTTI.

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

Reclassifications — Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. This did not have any impact on the net income.

We previously classified Ceding commission – primarily related party as a component of revenue. We now include ceding commission earned as a reduction of acquisition costs and other underwriting expenses. The amount of ceding commission reclassified to Acquisition costs and other underwriting expenses was approximately $197 million and $154 million during the years ended December 31, 2012 and 2011, respectively.

We own various Luxembourg-domiciled reinsurance entities. In connection with these entities, we acquire cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U. S. GAAP. The equalization reserves originally established by the seller under Luxembourg law allowed the reinsurer to offset any taxable income. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators, subject to reassessment every five years. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

We previously recorded any residual value from the acquired reinsurance entities as an intangible asset. The intangible asset was amortized based on the usage of the equalization reserves and included as a component of Policy acquisition expense. We have reclassified the intangible assets to goodwill and now impair the goodwill in accordance with ASC 350 Intangibles-Goodwill and Other. As a result, we recorded impairment of $16.3 million and $30.5 million during 2012 and 2011, respectively, which resulted in a reduction in the aforementioned amounts in Policy acquisition expense and an increase in Other expense. Additionally, reductions to our Luxembourg tax liability were previously included as a reduction of Policy acquisition expense. In accordance with ASC 740 Income Taxes, we now classify the reduction of our Luxembourg tax liability as a reduction in Provision for income taxes. As a result, we recorded a reduction to income tax expense of $25.7 million and $57.4 million during 2012 and 2011, respectively, and increased Policy acquisition expenses and Other insurance general and administrative expense in total by an equivalent amount in the same periods. These reclassifications increased total assets and total liabilities by approximately $19.3 million as of December 31, 2012 and related primarily to goodwill, intangible assets and deferred tax liability. There was no impact on our results of operations or liquidity.

We paid a 10% stock dividend in 2013 and 2012. Accordingly, the weighted average number of shares used for basic and diluted earnings per share have been adjusted in all prior periods presented.

Results of Operations

Consolidated Results of Operations

	Year End December 31,
	2013	2012	2011
	(Amounts in Thousands)
Gross written premium	$4,116,911	$2,749,326	$2,150,472

Net written premium	$2,565,673	$1,648,037	$1,276,597
Change in unearned premium	(299,683)	(229,185)	(239,736)
Net earned premium	2,265,990	1,418,852	1,036,861
Service and fee income (related parties – $51,545, $29,041, and $16,700)	331,559	172,174	108,660
Net investment income	84,819	68,167	55,515
Net realized gain (loss) on investments	15,527	8,981	2,768
Total revenues	2,697,895	1,668,174	1,203,804
Loss and loss adjustment expense	1,517,361	922,675	678,333
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $276,556, $196,982, $153,953)	533,162	356,005	271,367
Other	291,617	177,709	117,090
Total expenses	2,342,140	1,456,389	1,066,790
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	355,755	211,785	137,014
Other income (expense):
Interest expense	(34,691)	(28,508)	(16,079)
Net gain on investment in life settlement contracts net of profit commission	3,800	13,822	46,892
Foreign currency loss	(6,533)	(242)	(2,418)
Acquisition gain on purchase	57,352	—	5,850
Total other income (expense)	19,928	(14,928)	34,245
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	375,683	196,857	171,259
Provision (benefit) for income taxes	98,019	21,292	(15,023)
Income before equity in earnings of unconsolidated subsidiaries	277,664	175,565	186,282
Equity in earnings of unconsolidated subsidiaries – related party	11,566	9,295	4,882
Net income	$289,230	$184,860	$191,164
Non-controlling interest	1,633	(6,873)	(20,730)
Net income attributable to AmTrust Financial Services, Inc.	$290,863	$177,987	$170,434
Dividends on preference stock	(3,989)	—	—
Net income attributable to AmTrust common shareholders	$286,874	$177,987	$170,434

Net realized gain on investments:
Total other-than-temporary impairment losses	$(2,869)	$(2,965)	$(4,411)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(2,869)	(2,965)	(4,411)
Other net realized gain on investments	18,396	11,946	7,179
Net realized investment gain	$15,527	$8,981	$2,768

Consolidated Results of Operations 2013 Compared to 2012

Gross Written Premium.  Gross written premium increased $1,367.6 million, or 49.7%, to $4,116.9 million from $2,749.3 million for the years ended December 31, 2013 and 2012, respectively. The increase of $1,367.6 million was primarily attributable to growth in our three primary segments. The increase in Small Commercial Business resulted primarily from increases in the number of policies issued as well as average policy size and the impact of the Sequoia and FNIC acquisitions. The largest increases came from the states of California, Florida, Illinois, New Jersey, New York and Pennsylvania. Additionally, in our Small Commercial Business segment, we had an increase in our assigned risk premium. The increase in Specialty Risk and Extended Warranty resulted from organic growth in Europe and domestically, the acquisition of CCPH and non-recurring insurance policies written in the second quarter of 2013. The increase in Specialty Program resulted primary from growth in existing workers' compensation programs and commercial package programs.

Net Written Premium.  Net written premium increased $917.6 million, or 55.7%, to $2,565.7 million from $1,648.0 million for the years ended December 31, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business — $460.9 million; Specialty Risk and Extended Warranty — $319.5 million; Specialty Program — $189.5 million. The increase was partially offset by a decrease in Personal Lines Reinsurance — $52.3 million. Net written premium increased for the year ended December 31, 2013 compared to the same period in 2012 due to the increase in gross written premium in 2013 compared to 2012, as well as higher retention of business in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention rates were 62.3% and 59.9% for the years ended December 31, 2013 and 2012, respectively.

Net Earned Premium.  Net earned premium increased $847.1 million, or 59.7%, to $2,266.0 million from $1,418.9 million for the years ended December 31, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business — $417.2 million; Specialty Risk and Extended Warranty — $270.3 million; Specialty Program — $171.8 million. The increase was partially offset by a decrease in Personal Lines Reinsurance — $12.2 million. The increase in net earned premium resulted from the increase in gross written premium in 2013 and the increase in retention rates to 62.3% in 2013 compared to 59.9% in 2012.

Service and Fee Income.  Service and fee income increased $159.4 million, or 92.6%, to $331.6 million from $172.2 million for the years ended December 31, 2013 and 2012, respectively. The increase primarily related to additional fee income from acquisitions, as well as organic growth. We produced additional fee income of approximately $115 million during the year ended December 31, 2013 related to the acquisitions of CCPH and AMTCS in 2013, and FNC and CNH in the second half of 2012. We also increased our warranty administration fees by approximately $13 million in 2013 compared to 2012. Additionally, we had higher technology fee income from NGHC of approximately $10 million and higher reinsurance brokerage fees from Maiden of approximately $9 million.

Net Investment Income.  Net investment income increased $16.7 million, or 24.4%, to $84.8 million from $68.2 million for the years ended December 31, 2013 and 2012, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during 2013 compared to 2012, as a result of the acquisitions of CCPH, Sequoia and FNIC, and the net cash proceeds obtained through the issuance of our $250 million $6.125% notes and $115 million of preferred stock in 2013, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments.  We had net realized gains on investments of $15.5 million and $9.0 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2013 resulted from our decision to sell more positions in 2013 than in 2012 as a result of the increase in market values of our equity securities in 2013. We impaired approximately $3 million of investments in 2013 and 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $594.7 million, or 64.5%, to $1,517.4 million for the year ended December 31, 2013 from $922.7 million for the year ended December 31, 2012. Our loss ratio for the years ended December 31, 2013 and 2012 was 67.0% and 65.0%, respectively. The increase in the loss ratio in 2013 primarily impacted our Specialty Risk and Extended Warranty segment and our Small Commercial Business segment. The increases resulted from higher ultimate loss selections in our European casualty business and changes in the proportionate share of business written by segment. Additionally, in 2013, our workers' compensation business in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states, increased to approximately 24% of total written premium in the Small Commercial Business segment compared to 17% of total written premium in 2012.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $177.2 million, or 49.8%, to $533.2 million for the year ended December 31, 2013 from $356.0 million for the year ended December 31, 2012. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the years ended December 31, 2013 and 2012 was $276.6 million and $197.0 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premiums. The expense ratio decreased to 23.5% in 2013 from 25.1% in 2012, and was distributed across our three primary segments. The decrease in the expense ratio resulted from both a change in our business mix and economies of scale. During the year ended December 31, 2013, a higher percentage of the gross written premium was attributable to workers' compensation business in both the Small Commercial Business and Specialty Program segments, which have lower policy acquisition expenses.

Other.  Other expenses increased $113.9 million, or 64.1%, to $291.6 million for the year ended December 31, 2013 from $177.7 million for the year ended December 31, 2012. The increase resulted primarily from the inclusion of operating costs for FNC and AMTCS in 2013, as well as the inclusion of operating costs for CNH for all of 2013 compared to six months in 2012. The increase was partially offset by a decrease in goodwill impairment on our Luxembourg reinsurance companies in 2013 compared to 2012.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries.  Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $144.0 million, or 68.0%, to $355.8 million from $211.8 million for the years ended December 31, 2013 and 2012, respectively. The change in income from 2013 from 2012 resulted primarily from the increase in underwriting income of approximately $75 million, income from our investment portfolio of $17 million and income derived from service and fee income of approximately $45 million.

Interest Expense.  Interest expense for the years ended December 31, 2013 and 2012 was $34.7 million and $28.5 million, respectively. The increase was primarily related to interest expense on the 6.125% $250 million notes issued in August of 2013.

Net Gain on Investment in Life Settlement Contracts.  We recognized a gain on investment in life settlement contracts of $3.8 million for the year ended December 31, 2013 compared to a gain of $13.8 million for the year ended December 31, 2012. The decrease in the gain from the life settlement contracts resulted from a lower net increase in fair value of the life settlement contracts.

Acquisition Gain on Purchase. We recognized a gain on acquisition related to the purchase of CCPH, FNIC and Sequoia during year ended December 31, 2013 of approximately $57.4 million compared to recognizing no gain on acquisition for the year ended December 31, 2012.

Provision for Income Tax.  Income tax expense for the year ended December 31, 2013 was $98.0 million, which resulted in an effective tax rate of 26.1%. Income tax expense for the year ended December 31, 2012 was $21.3 million, which resulted in an effective tax rate of 10.8%. The increase in our effective tax rate during 2013 compared to 2012 resulted primarily from the gain recognized on the acquisitions of CCPH, Sequoia and FNIC and the recognition of non-recurring gains related to a third quarter internal reorganization of our European operations. Additionally, for the years ended December 31, 2013 and 2012, income tax expense included a tax benefit of $10.0 million and $25.6 million, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this $10.0 million and $25.6 million tax benefit reduced the effective rate by approximately 3% and 10% in 2013 and 2012, respectively.

Equity in Earnings of Unconsolidated Subsidiaries — Related Party.  Equity in earnings of unconsolidated subsidiaries — related party increased by $2.3 million for the year ended December 31, 2013 to $11.6 million compared to $9.3 million for the year ended December 31, 2012. The increase resulted primarily from a realized gain of approximately $8.6 million from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC's sale of shares in a 144A offering in June 2013, partially offset by a decline in earnings from our proportionate share of equity income from NGHC's results of operations.

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

Net Written Premium. Net written premium increased $371.4 million, or 29.1%, to $1,648.0 million from $1,276.6 million for the years ended December 31, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business — $118.7 million; Specialty Risk and Extended Warranty — $9.0 million; Specialty Program — $228.3 million; and Personal Lines Reinsurance — $15.4 million. Net written premium increased for the year ended December 31, 2012 compared to the same period in 2011 due to the increase in gross written premium in 2012 compared to 2011 and was partially offset by higher retention of business in our Specialty Program segment that are not covered by the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $382.0 million, or 36.8%, to $1,418.9 million from $1,036.9 million for the years ended December 31, 2012 and 2011, respectively. The increase by segment was: Small Commercial Business — $96.3 million; Specialty Risk and Extended Warranty — $94.8 million; Specialty Program — $177.2 million; and Personal Lines Reinsurance — $13.7 million. The increase to Specialty Risk and Extended Warranty related to our change of reinsurers on April 1, 2011 for our European medical liability business, which resulted in an increase in our retention rate of net written premium on this business from 20% to 60% and the assumption of all remaining unearned premium on this business from the prior reinsurer on a cut off basis.

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

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $244.4 million, or 36.0%, to $922.7 million for the year ended December 31, 2012 from $678.3 million for the year ended December 31, 2011. Our loss ratio for the years ended December 31, 2012 and 2011 was 65.0% and 65.4%, respectively. The decrease in the loss ratio in 2012 resulted from lower current year accident selected ultimate losses as compared to selected ultimate losses from the prior accident year. The slight decrease in selected ultimate losses resulted from a decrease in loss and loss adjustment expenses in our Specialty Risk and Extended Warranty segment due to an increase in warranty claims as compared to casualty claims. This decrease was mostly offset by an increase in our loss and loss adjustment expenses in our other two segments due to an increase in policies written in California, which were primarily workers' compensation policies.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $84.6 million, or 31.2%, to $356.0 million for the year ended December 31, 2012 from $271.4 million for the year ended December 31, 2011. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission between 30% and 31%, depending on the mix of business ceded, for all business except retail commercial package business, and 34.375% for retail commercial package business, on written premiums ceded to Maiden. The ceding commission earned during the years ended December 31, 2012 and 2011 was $197.0 million and $154.0 million, respectively. Ceding commission increased period over period as a result of increased premium writings. The expense ratio decreased to 25.1% in 2012 from 26.2% in 2011, and was primarily driven by economies of scale achieved as we continued to increase both written and earned premium, while leveraging our existing infrastructure. Specifically, non-claims payroll declined by .05% as a percentage of earned premium from 2011 to 2012. This decrease was partially offset by prospectively adopting a new accounting standard related to deferred acquisition costs in 2012, which reduced the amount of expense deferred in 2012 compared to 2011.

Other. Other expenses increased $60.6 million, or 51.8%, to $177.7 million for the year ended December 31, 2012 from $117.1 million for the year ended December 31, 2011. The increase resulted primarily from the inclusion of BTIS's and CNH's operating costs for all of 2012 and six months of 2012, respectively, partially offset from a decrease in goodwill impairment in 2012 related to our Luxembourg reinsurance companies.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $74.8 million, or 54.6%, to $211.8 million from $137.0 million for the years ended December 31, 2012 and 2011, respectively. The change in income from 2012 from 2011 resulted primarily from the increase in underwriting income of $53.0 million and higher net investment income and net realized gain on investments.

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

Provision for Income Tax. Income tax expense for the year ended December 31, 2012 was $21.3 million, which resulted in an effective tax rate of 10.8%. Income tax expense for the year ended December 31, 2011 was a benefit of $15.0 million, which resulted in a negative effective tax rate of 8.8%. The increase in our effective rate for the year ended December 31, 2012 resulted primarily from earning a higher percentage of pretax income in countries with higher effective rates. Additionally, for the years ended December 31, 2012 and 2011, income tax expense included a tax benefit of $25.6 million and $57.4 million, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurer. The effect of this $25.6 million and $57.4 million tax benefit reduced the effective rate by approximately 10% and 26% in 2012 and 2011, respectively.

Equity in Earnings of Unconsolidated Subsidiaries — Related Parties. Equity in earnings of unconsolidated subsidiaries — related party increased by $4.4 million for the year ended December 31, 2012 to $9.3 million compared to $4.9 million for the year ended December 31, 2011. The majority of the increase period over period resulted from a negative purchase price adjustment of $3.6 million in 2011 related to NGHC's 2010 acquisition of its consumer property and casualty business.

Small Commercial Business Segment — Results of Operations

	Year End December 31,
	2013	2012	2011
	(Amounts in Thousands)
Gross written premium	$1,659,980	$933,740	$609,822

Net written premium	$935,313	$474,381	$355,721
Change in unearned premium	(101,501)	(57,816)	(35,455)
Net earned premium	833,812	416,565	320,266

Loss and loss adjustment expense	(548,598)	(270,843)	(201,921)
Acquisition costs and other underwriting expenses	(212,824)	(110,895)	(85,948)
	(761,422)	(381,738)	(287,869)
Underwriting income	$72,390	$34,827	$32,397
Key Measures:
Net loss ratio	65.8%	65.0%	63.0%
Net expense ratio	25.5%	26.6%	26.8%
Net combined ratio	91.3%	91.6%	89.9%

Small Commercial Business Segment Results of Operations 2013 Compared to 2012

Gross Written Premium.  Gross written premium increased $726.2 million, or 77.8%, to $1,660.0 million for the year ended December 31, 2013 from $933.7 million for the year ended December 31, 2012. The increase resulted primarily from the increase in the number of policies issued as well as average policy size. The majority of the increase, which was approximately $506 million, related to workers' compensation policies. The increase came primarily from the states of California, Florida, Illinois, New Jersey, New York and Pennsylvania. The segment also benefited in 2013 from the acquisition of Sequoia and FNIC, which added approximately $110 million of total gross written premium. Additionally, we had an increase in our assigned risk premium of approximately $56 million.

Net Written Premium.  Net written premium increased $460.9 million, or 97.2%, to $935.3 million from $474.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in net premium resulted from an increase in gross written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012, as well as an increase in the retention rate of gross written premium period over period. Our retention rates for the segment were 56.3% and 50.8% for the years ended December 31, 2013 and 2012, respectively. This was partially offset by an increase in our assigned risk business in 2013, for which we cede 100 percent of our gross written business.

Net Earned Premium.  Net earned premium increased $417.2 million, or 100.2%, to $833.8 million for the year ended December 31, 2013 from $416.6 million for the year ended December 31, 2012. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012 as well as an increase the retention rate to 56.3% in 2013 from 50.8% in 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $277.8 million, or 102.6%, to $548.6 million for the year ended December 31, 2013 from $270.8 million for the year ended December 31, 2012. Our loss ratio for the segment for the year ended December 31, 2013 increased to 65.8% from 65.0% for the year ended December 31, 2012. The increase in the loss ratio in the year ended December 31, 2013 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years.The higher current accident year selected ultimate losses resulted primarily from writing approximately 23.8% of gross written premium in the state of California in 2013 compared to approximately 17.3% in 2012, consisting primarily of workers' compensation business. We believe the ultimate loss ratio on California policies, on average, is higher than other states in which we conduct business. The increase in the loss ratio was not indicative of adverse reserve development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $101.9 million, or 91.9%, to $212.8 million for the year ended December 31, 2013 from $110.9 million for the year ended December 31, 2012. The expense ratio decreased to 25.5% for the year ended December 31, 2013 compared to 26.6% for the year ended December 31, 2012. The decrease in the expense ratio resulted both from a change in our business mix and economies of scale. During the year ended December 31, 2013, a higher percentage of the gross written premium increase was attributable to workers' compensation business, which has lower policy acquisition expenses. Additionally, salary expense increased at a slower rate than earned premium due to the leveraging of our existing employee base. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2013 and 2012 of $117.1 million and $69.9 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased to $72.4 million for the year ended December 31, 2013 compared to $34.8 million for the year ended December 31, 2012. This increase resulted primarily from an increase in the level of earned premium during the year ended December 31, 2013 compared to 2012, partially offset by higher loss and loss adjustment expenses during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $68.9 million, or 34.1%, to $270.8 million for the year ended December 31, 2012 from $201.9 million for the year ended December 31, 2011 . Our loss ratio for the segment for the year ended December 31, 2012 increased to 65.0% from 63.0% for the year ended December 31, 2011. The increase in the loss ratio in the year ended December 31, 2012 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years. The higher current accident year selected ultimate losses resulted primarily from writing approximately 17.3% of gross written premium in the state of California in 2012 compared to approximately 11.9% in 2011, which related primarily to workers' compensation business. We believe the ultimate loss ratio on California policies, on average, is higher than other states in which we conduct business. The increase in the loss ratio was not indicative of adverse reserve development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $24.9 million, or 29.0%, to $110.9 million for the year ended December 31, 2012 from $85.9 million for the year ended December 31, 2011. The expense ratio decreased to 26.6% for the year ended December 31, 2012 compared to 26.8% for the year ended December 31, 2011. The decrease in the expense ratio resulted primarily from changes in business mix in 2012, when we earned more premium from our workers' compensation business, which has lower acquisition costs, than we earned from our commercial package business, partially offset by the adoption of the new accounting standard for deferred acquisition costs in 2012 on a prospective basis. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2012 and 2011 of $69.9 million and $62.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

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

Specialty Risk and Extended Warranty Segment — Results of Operations

	Year End December 31,
	2013	2012	2011
	(Amounts in Thousands)
Gross written premium	$1,511,649	$1,118,710	$1,056,511

Net written premium	$944,081	$624,555	$615,563
Change in unearned premium	(132,244)	(82,982)	(168,798)
Net earned premium	811,837	541,573	446,765

Loss and loss adjustment expense	(545,516)	(341,196)	(297,501)
Acquisition costs and other underwriting expenses	(151,188)	(112,491)	(106,710)
	(696,704)	(453,687)	(404,211)
Underwriting income	$115,133	$87,886	$42,554

Key measures:
Net loss ratio	67.2%	63.0%	66.6%
Net expense ratio	18.6%	20.8%	23.9%
Net combined ratio	85.8%	83.8%	90.5%

Specialty Risk and Extended Warranty Segment Results of Operations 2013 Compared to 2012

Gross Written Premium.  Gross written premium increased $392.9 million, or 35.1%, to $1,511.6 million for the year ended December 31, 2013 from $1,118.7 million for the year ended December 31, 2012. This segment experienced growth both in Europe and the United States. The growth in Europe was driven primarily by the acquisition of CCPH, which had premium writings of approximately $99 million, a non-recurring insurance policy totaling approximately $78 million and a new program written by a European subsidiary of approximately $47 million. The growth in the United States resulted from the underwriting of new programs, including programs related to our acquisition of CNH in July 2012 and AMTCS in 2013.

Net Written Premium.  Net written premium increased $319.5 million, or 51.2%, to $944.1 million from $624.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012, as well as a higher retention of business during 2013 compared to 2012. Our overall retention rate for the segment was 62.5% and 55.8% for the years ended December 31, 2013 and 2012, respectively, as certain new programs written during the year ended December 31, 2013 are not covered by the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $270.3 million, or 49.9%, to $811.8 million for the year ended December 31, 2013 from $541.6 million for the year ended December 31, 2012. As premiums written earn ratably over the term of a policy, which on average is 24 months, the increase in net premium earned resulted from growth in net written premium in 2013 and 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expense increased $204.3 million, or 59.9%, to $545.5 million for the year ended December 31, 2013 from $341.2 million for the year ended December 31, 2012. Our loss ratio for the segment for the year ended December 31, 2013 increased to 67.2% from 63.0% for the year ended December 31, 2012. The increase in the loss ratio for the year ended December 31, 2013 resulted primarily from higher ultimate loss selections in our European casualty business in the year ended December 31, 2013 compared to 2012.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $38.8 million, or 34.5%, to $151.2 million for the year ended December 31, 2013 from $112.5 million for the year ended December 31, 2012. The expense ratio decreased to 18.6% for the year ended December 31, 2013 compared to 20.8% for the year ended December 31, 2012. The decrease resulted from a decline in writing of legal expense policies, which have a higher commission structure, coupled with premium expansion in businesses that have lower direct acquisition costs. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2013 and 2012 of $83.2 million and $65.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased to $115.1 million for the year ended December 31, 2013 compared to $87.9 million for the year ended December 31, 2012. This increase resulted primarily from an increase in the level of earned premium during the year ended December 31, 2013 compared to 2012, partially offset by higher loss and loss adjustment expenses during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

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

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expense increased $43.7 million, or 14.7%, to $341.2 million for the year ended December 31, 2012 from $297.5 million for the year ended December 31, 2011. Our loss ratio for the segment for the year ended December 31, 2012 decreased to 63.0% from 66.6% for the year ended December 31, 2011. The decrease in the loss ratio for the year ended December 31, 2012 resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years due to a shift in business mix within this segment created by a higher proportion of warranty policy claims compared to casualty policy claims.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $5.8 million, or 5.4%, to $112.5 million for the year ended December 31, 2012 from $106.7 million for the year ended December 31, 2011. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2012 and 2011 of $65.1 million and $57.6 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio decreased to 20.8% for the year ended December 31, 2012 compared to 23.9% for the year ended December 31, 2011. The decrease in the expense ratio resulted primarily from a higher proportional increase in ceding commission earned compared to the increase in acquisition and other underwriting costs during 2012 as compared to 2011.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio increased to $87.9 million for the year ended December 31, 2012 compared to $42.6 million for the year ended December 31, 2011. The increase was attributable primarily to an improvement in the segment's loss ratio during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Specialty Program Segment — Results of Operations

	Year End December 31,
	2013	2012	2011
	(Amounts in Thousands)
Gross written premium	$879,455	$578,735	$381,541

Net written premium	$620,452	$430,960	$202,715
Change in unearned premium	(100,081)	(82,392)	(31,340)
Net earned premium	520,371	348,568	171,375

Loss and loss adjustment expense	(355,067)	(238,302)	(114,685)
Acquisition costs and other underwriting expenses	(138,650)	(98,415)	(47,356)
	(493,717)	(336,717)	(162,041)
Underwriting income	$26,654	$11,851	$9,334

Key measures:
Net loss ratio	68.2%	68.4%	66.9%
Net expense ratio	26.6%	28.2%	27.6%
Net combined ratio	94.9%	96.6%	94.6%

Specialty Program Segment Results of Operations 2013 Compared to 2012

Gross Written Premium.  Gross written premium increased $300.7 million, or 52.0%, to $879.5 million for the year ended December 31, 2013 from $578.7 million for the year ended December 31, 2012. The segment benefited from growth in new programs and existing programs, including both workers' compensation and commercial package policy programs. Increases in written premium on existing programs accounted for approximately 60% of the total growth, while new programs accounted for approximately 27% of the total increase in gross written premium for the year ended December 31, 2013.

Net Written Premium.  Net written premium increased $189.5 million, or 44.0%, to $620.5 million for the year ended December 31, 2013 from $431.0 million for the year ended December 31, 2012. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention rate for the segment was 70.5% and 74.5% for the years ended December 31, 2013 and 2012, respectively.

Net Earned Premium.  Net earned premium increased $171.8 million, or 49.3%, to $520.4 million for the year ended December 31, 2013 from $348.6 million for the year ended December 31, 2012. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2013 compared to 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $116.8 million, or 49.0%, to $355.1 million for the year ended December 31, 2013 compared to $238.3 million for the year ended December 31, 2012. Our loss ratio for the segment for the year ended December 31, 2013 decreased to 68.2% from 68.4% for the year ended December 31, 2012. The loss ratio for 2013 and 2012 were consistent as current accident year selected ultimate losses were consistent with selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $40.2 million, or 40.8%, to $138.7 million for the year ended December 31, 2013 from $98.4 million for the year ended December 31, 2012. The expense ratio decreased to 26.6% for the year ended December 31, 2013 from 28.2% for the year ended December 31, 2012. The decrease in the expense ratio resulted both from a change in business mix and economies of scale. During the year ended December 31, 2013, a higher percentage of gross written premium was attributable to workers' compensation business, which has lower policy acquisition expenses than other types of business written in this segment. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2013 and 2012 of $76.3 million and $62.0 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio were $26.7 million and $11.9 million for the years ended December 31, 2013 and 2012, respectively. The increase of $14.8 million resulted primarily from an increase in earned premium and by a reduction in the expense ratio in 2013 compared to 2012.

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

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $123.6 million, or 107.8%, to $238.3 million for the year ended December 31, 2012 compared to $114.7 million for the year ended December 31, 2011. Our loss ratio for the segment for the year ended December 31, 2012 increased to 68.4% from 66.9% for the year ended December 31, 2011. The increase in the loss ratio in the year ended December 31, 2012 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses from prior years. The higher current accident year selected ultimate losses resulted primarily from writing approximately 35% of this segment's business in the state of California in 2012 compared to approximately 25% in 2011. We believe the ultimate loss ratio on California policies, on average, is higher than other states in which we conduct business. The increase in the loss ratio was not indicative of adverse development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $51.0 million, or 107.6%, to $98.4 million for the year ended December 31, 2012 from $47.4 million for the year ended December 31, 2011. The expense ratio increased to 28.2% for the year ended December 31, 2012 from 27.6% for the year ended December 31, 2011. The increase in the expense ratio resulted, primarily, from higher policy acquisition expense as a percentage of earned premium for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of changes in business mix and the adoption of the new accounting standard for deferred acquisitions costs in 2012 on a prospective basis, partially offset by salary expense that increased at a slower rate than earned premium due to leveraging of the segment's existing employee base. Acquisition costs and other underwriting expenses were reduced by the ceding commission earned during the years ended December 31, 2012 and 2011 of $62.0 million and $34.2 million, respectively. The increase in ceding commission period to period was attributed primarily to an increase in gross written premium in this segment relative to our other segments during the year ended December 31, 2012 and a shift in the mix of the programs written during the periods. For the year ended December 31, 2012, we wrote certain programs that have a higher percentage of policy acquisition expense to earned premium than in the year ended December 31, 2011 and, therefore, we allocated more ceding commission to the segment.

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

Personal Lines Reinsurance Segment — Results of Operations

On August 1, 2013, we received notice from Integon that it was terminating, effective August 1, 2013, our participation in the Personal Lines Quota Share. The results of our operations from the quota share represent our Personal Lines Reinsurance segment. The termination is on a run-off basis, meaning we will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we will retain all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we will not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations.

	Year End December 31,
	2013	2012	2011
	(Amounts in Thousands)
Gross written premium	$65,827	$118,141	$102,598

Net written premium	65,827	118,141	102,598
Change in unearned premium	34,143	(5,995)	(4,143)
Net earned premium	99,970	112,146	98,455

Loss and loss adjustment expense	(68,180)	(72,334)	(64,226)
Acquisition costs and other underwriting expenses	(30,500)	(34,204)	(31,353)
	(98,680)	(106,538)	(95,579)
Underwriting income	$1,290	$5,608	$2,876

Key measures:
Net loss ratio	68.2%	64.5%	65.2%
Net expense ratio	30.5%	30.5%	31.8%
Net combined ratio	98.7%	95.0%	97.1%

Personal Lines Reinsurance Segment Results of Operations 2013 Compared to 2012

We assumed $65.8 million and $118.1 million of premium from the insurance companies of NGHC (the “NGHC Insurers”) for the years ended December 31, 2013 and 2012, respectively. The assumption of premium was flat between 2013 and 2012, as increases in assumed premium during the first seven months in 2013 were offset by the termination of the Personal Lines Quota Share in August 2013. Net earned premium decreased 10.9% in 2013 compared to 2012 due to termination of the quota share arrangement. Loss and loss adjustment expense increased 5.8% in 2013 compared to 2012, which resulted in a higher loss ratio. The increase in the net loss ratio in 2013 from 2012 resulted from experiencing higher ultimate losses in 2013 compared to 2012. The net expense ratio in 2013 compared to 2012 was consistent year over year.

Personal Lines Reinsurance Segment Results of Operations 2012 Compared to 2011

We assumed $118.1 million and $102.6 million of premium from the NGHC Insurers for the years ended December 31, 2012 and 2011, respectively. The increase in assumed premium in 2012 is due to increased premium writing by the NGHC Insurers. Net earned premium increased 13.9% in 2012 compared to 2011 due to the earning cycle of assumed premium written in 2011. Loss and loss adjustment expense increased 12.6% in 2012 compared to 2011 and increased proportionally with net earned premium. The decrease in the net loss ratio in 2012 from 2011 resulted primarily from lower actuarial estimates based on actual losses. The decrease in the net expense ratio in 2012 compared to 2011 resulted from the sliding scale commission structure with NGHC.

Investment Portfolio

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We expect to maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past producer network and renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investment guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of local governments, obligations of foreign governments, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include common stocks of U.S. and Canadian corporations.

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts, other investments and equity investments, increased $1.8 billion, or 78.1%, to $4.2 billion at December 31, 2013 from $2.3 billion as of December 31, 2012. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. This increase in our investment portfolio during the year ended December 31, 2013 related, primarily, to the acquisitions of CCPH, Sequoia and FNIC and proceeds from our preferred stock and $250 million 6.125% notes offerings. Our fixed maturity securities, gross, had a fair value of $3.4 billion and an amortized cost of $3.4 billion as of December 31, 2013. Our fixed securities, net of securities pledged, had a fair value of $3.1 billion and an amortized cost of $3.1 billion as of December 31, 2013. Our equity securities are reported at fair value and totaled $15.1 million with a cost of $16.0 million as of December 31, 2013. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of our life settlement contracts and other investments is summarized in the table below by type of investment:

	December 31, 2013		December 31, 2012
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	(Amounts in Thousands)
Cash, cash equivalents and restricted cash	$930,461	20.8%	$493,132	19.0%
Time and short-term deposits	114,202	2.6	10,282	0.4
U.S. treasury securities	159,260	3.6	66,192	2.6
U.S. government agencies	10,489	0.2	40,301	1.6
Municipals	446,183	10.0	299,442	11.6
Foreign government	160,105	3.6	—	—
Commercial mortgage back securities	28,566	0.6	10,200	0.4
Residential mortgage back securities:
Agency backed	685,740	15.3	292,614	11.2
Non-agency backed	6,749	0.2	7,063	0.3
Asset-backed securities	6,120	0.1	—	—
Corporate bonds	1,909,242	42.7	1,349,414	52.1
Preferred stocks	1,506	—	5,184	0.2
Common stocks	13,642	0.3	15,281	0.6
	$4,472,265	100.0%	$2,589,105	100.0%
Less: Securities pledged	311,518		253,104
	$4,160,747		$2,336,001

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2013 and 2012, as rated by Standard and Poor’s.

	December 31, 2013	December 31, 2012
U.S. Treasury	4.7%	1.9%
AAA	11.6	13.8
AA	34.8	31.2
A	23.8	24.4
BBB, BBB+, BBB-	23.3	27.1
BB, BB+, BB-	1.5	1.6
B, B+, B-	0.2	—
Other	0.1	—
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	1.80	4.0	2.18	2.4
U.S. government agencies	3.16	2.0	4.14	3.1
Foreign government	1.91	4.0	3.37	5.6
Corporate bonds	3.36	5.3	3.95	5.1
Municipals	3.72	7.3	4.30	6.2
Mortgage and asset backed	3.41	5.1	3.41	2.2

As of December 31, 2013, the weighted average duration of our fixed income securities was 5.2 years and had a yield of 3.2%.

Other investments represented approximately 0.6% and 0.5% of our total investment portfolio as of December 31, 2013 and 2012, respectively. At December 31, 2013, other investments consisted primarily of limited partnerships or hedge funds totaling $13.7 million, a mutual fund of $6.6 million, an interest in a pharmaceutical company of $4.2 million and an annuity of $1.3 million. At December 31, 2012, other investments consisted primarily of limited partnerships or hedge funds totaling $9.8 million and an annuity of $1.4 million.

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

The impairment charges of our fixed-maturities and equity securities for the years ended December 31, 2013, 2012 and 2011 are presented in the table below:

	2013	2012	2011
	(Amounts in Thousands)
Equity securities	$2,869	$2,965	$937
Fixed maturity securities	—	—	3,474
	$2,869	$2,965	$4,411

Additionally, we had gross unrealized losses of $73.9 million related to fixed maturity securities and $2.1 million related to marketable equity securities as of December 31, 2013, none of which we deem to be OTTI.

Corporate bonds represent 56% of the fair value of our fixed maturities and 51% of the total unrealized losses of our fixed maturities. We own 1,053 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 32%, 22% and 2%, respectively, and 19%, 29% and 3% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.
Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $2.1 million as of December 31, 2013 are not material to our financial position.

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2013:

	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$4,875	$(2,100)	51	$—	$—	—	$4,875	$(2,100)
U.S. treasury securities	52,757	(851)	18	—	—	—	52,757	(851)
U.S. government securities	4,135	(84)	11	—	—	—	4,135	(84)
Municipal bonds	254,219	(17,986)	302	24,169	(1,937)	9	278,388	(19,923)
Foreign government	68,102	(1,324)	16	999	(1)	1	69,101	(1,325)
Corporate bonds:
Finance	500,564	(13,402)	182	58,923	(568)	9	559,487	(13,970)
Industrial	500,366	(21,203)	263	3,383	(236)	2	503,749	(21,439)
Utilities	45,663	(2,008)	21	—	—	—	45,663	(2,008)
Commercial mortgage backed securities	28,552	(404)	18	—	—	—	28,552	(404)
Residential mortgage backed securities:
Agency backed	492,740	(13,918)	120	—	—	—	492,740	(13,918)
Non-agency backed	205	(5)	6	23	(2)	1	228	(7)
Asset-backed securities	1,463	(3)	4	—	—	—	1,463	(3)
Total temporarily impaired	$1,953,641	$(73,288)	1,012	$87,497	$(2,744)	22	$2,041,138	$(76,032)

There are 1,034 securities at December 31, 2013 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

For further information on our investments and related performance, see Note 3. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

We are organized as a holding company with twelve domestic and four international insurance company subsidiaries, as well as various other non-insurance subsidiaries. Our primary liquidity needs include payment of interest on various debt facilities, shareholder dividends and taxes. Our income is generated primarily from our insurance subsidiaries, service and fee income and investment income.

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. During 2013, we issued $250 million of our 6.125% notes due 2023, $115 million of preferred stock and entered into a new £200 million credit facility to support our Lloyd's underwriting capacity. In 2012, we completed the issuance of ten-year, $200 million convertible senior notes and entered into a $200 million credit facility, which was not utilized (other than for letters of credit) as of December 31, 2013.

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

The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2013 and 2012, respectively, our insurance subsidiaries would have been permitted to pay dividends in the aggregate of approximately $473.3 million and $403.1 million, respectively. Our insurance subsidiaries paid dividends to us of $6.9 million, $7.2 million and $5.8 million of in 2013, 2012 and 2011, respectively. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in “Item 1. Business — Regulation”, in “Item 1A. Risk Factors” and in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities — Dividend Policy” appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $867.9 million, $691.7 million and $569.9 million in 2013, 2012 and 2011, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $2.34 billion (excluding $11.1 million of other investments) at December 31, 2012 to $4.47 billion (excluding $25.7 million of other investments) at December 31, 2013. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We also purchase life settlement contracts that require us to make premium payments on individual life insurance policies to maintain the policies. We seek to manage the funding of premium payments required. Historically, we have funded these premium payments from operations. We presently expect to maintain sufficient cash flow from operations to meet future premium payments.

Comparison of Years Ended December 31, 2013 and 2012

Net cash provided by operating activities was approximately $915.4 million for the year ended December 31, 2013, compared to $531.5 million for the same period in 2012. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2013 compared to 2012. Additionally, we had increased cash collections in 2013 related to the earning of the tail end of premium written in 2012 for Specialty Risk and Extended Warranty segment policies that generally have a longer policy life and therefore a longer cash collection cycle.

Net cash used in investing activities was $929.6 million for the year ended December 31, 2013. Net cash used in investing activities was $594.0 million for the year ended December 31, 2012. In 2013, net cash used in investing activities primarily included approximately $816 million for the net purchase of fixed and equity securities, approximately $51 million for the acquisition of and premium payments for life settlement contracts, approximately $40 million for capital expenditures and approximately $21 million for an increase of restricted cash, partially offset by the net receipt of cash for approximately $20 million from life settlement contract payouts. In 2012, net cash used in investing activities primarily included approximately $418 million for the net purchase of fixed and equity securities, approximately $53 million for the acquisition of and premium payments for life settlement contracts, approximately $27 million for capital expenditures and approximately $64 million for the acquisition of FNC and CNH, partially offset by the net receipt of cash in the approximate amount of $15 million obtained in the acquisition of Luxembourg reinsurance companies.

Net cash provided by financing activities was $426.9 million for the year ended December 31, 2013 compared to net cash provided by financing activities in 2012 of $66.8 million. In 2013, we received net proceeds of approximately $247 million and $111 million from the issuance of notes and preferred shares, respectively, as well as $58 million from repurchase agreements. Additionally, we received approximately $36 million from non-controlling interest capital contributions to our subsidiaries, partially offset by approximately $33 million of total dividend payments. In 2012, cash provided by financing activities primarily included the receipt of $43 million from entering into repurchase agreements, $25 million from the issuance of our convertible senior notes, the contribution of approximately $23 million from non-controlling interests to our subsidiaries and the issuance of promissory notes of $13 million, partially offset by dividend payments of approximately $30 million and principal payment of debt obligations of approximately $14 million.

Other Material Changes in Financial Position

	December 31,
	2013	2012
	(Amounts in Thousands)
Selected Assets:
Fixed maturities, available-for-sale	$3,100,936	$1,812,122
Premiums receivable, net	1,593,975	1,251,262
Reinsurance recoverable	1,929,848	1,318,395
Prepaid expenses and other assets	890,333	439,174
Selected Liabilities:
Loss and loss expense reserves	$4,368,234	$2,426,400
Unearned premium	2,680,982	1,773,593
Accrued expenses and other current liabilities	650,858	406,447
Debt	560,174	301,973

In 2013, fixed maturities increased $1,288.8 million and resulted primarily from acquisitions during 2013, use of cash generated from operations and use of cash from debt or equity issuance proceeds. Premium receivables increased $342.7 million as a result of the increase in premium writing in 2013, related primarily to growth in our three main segments and acquisitions. Prepaid expenses and other assets increased $451.2 million and resulted primarily from our continued investment in life settlement contracts and an increase in miscellaneous accounts receivable due to growth in fee related businesses.

Loss and loss expense reserves increased $1,941.8 million and unearned premium increased $907.4 million in 2013 due primarily to higher premium writings in 2013 compared to 2012 as well as assumed amounts from acquisitions in 2013. The increase in reinsurance recoverable is directly related to the increase in loss and loss expense reserves. Debt increased by $258.2 million in 2013 primarily as a result of issuing $250 million of our 6.125% notes due 2023 in August 2013. Accrued expenses and other liabilities increased $244.4 million million primarily from acquisitions and increases in premium taxes, assessments and surcharges payable related to growth in premiums.

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
In our proportional reinsurance programs, we generally receive a commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers. We also place reinsurance with direct markets and enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit.

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

The following table summarizes the top ten reinsurers that account for approximately 82% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2013:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2013
	(Amounts in Thousands)
Maiden Insurance Company Ltd.	A-	$1,144,168
National Workers’ Compensation Reinsurance Pool (NWCRP)(1)	NR	171,510
American Home Assurance Company	A	64,740
Hannover Ruckversicherungs AG	A+	60,218
Twin Bridges Ltd.(2)	NR	37,727
Trinity Universal Insurance Company(3)	A-	36,896
Everest Reinsurance Bermuda Ltd.	A+	20,266
Midwest Employers Casualty Company	A+	18,184
Lloyd’s Underwriter Syn No. 2003 SIC	A s	17,787
Markel Bermuda Ltd	A	17,260

(1)
As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.

(2)
At the time of the Majestic loss portfolio transfer, these entities were reinsurers of Majestic. We currently hold collateral of approximately $15 million in a trust account related to cessions for Twin Bridges, as well as approximately $22 million of funds held.

(3)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to our acquisition, MCIC, SNIC, AICK and ALIC ceded all of their net retention to Trinity Universal.

Reinsurance Programs and Retentions

The following tables provide a summary of our primary treaty reinsurance programs as of December 31, 2013 for the United States and internationally:

	2013 Domestic Reinsurance Program
Type of Reinsurance	Retention	Limits (per occurrence)	Coverage
Workers’ Compensation Excess of Loss	$5,000,000	$381,700,000	100% of $376,700,000
Property, Excess of Loss	$2,000,000	$30,000,000	100% of $28,000,000
Property Catastrophe, Excess of Loss	$5,000,000	$140,000,000	96.3% of $135,000,000
Casualty/Umbrella Excess of Loss	$2,500,000	$40,000,000	88.8% of $37,500,000
Equipment Breakdown, Pro Rata	$0	$100,000,000	100% of $100,000,000

	2013 International Reinsurance Program
Type of Reinsurance	Retention	Limits (per occurrence)	Coverage
Property, Excess of Loss	$800,000	$3,200,000	100% of $2,400,000
Property Catastrophe, Excess of Loss	$8,000,000	$184,000,000	100% of $176,000,000
Surety, Pro Rata and Excess of Loss	$4,000,000	$41,500,000	100% of $45,500,000
Casualty, Excess of Loss	$1,600,000	$16,000,000	100% of $15,400,000
Latent Defect, Excess of Loss	$3,200,000	$48,000,000	100% of $44,800,000
Accident and Health, Excess of Loss	$800,000	$32,000,000	100% of $31,200,000
Medical Malpractice, Pro Rata	$7,800,000	$5,200,000	40% of $13,000,000

If we incur catastrophe losses and loss settlement expenses that exceed the coverage limits of our reinsurance program, many of our property catastrophe programs have built in a fixed number of reinstatement of limits. For example, if we incur a property catastrophe loss, we are required to pay the reinsurers a reinstatement premium equal to the proportional amount of the limit utilized for the reinstatement of the original premium.

Maiden Quota Share

In 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the our U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses excluding certain business that we commenced writing after the effective date, including tour European medical liability business included in the table above, and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5 million (“Covered Business”).

Effective January 1, 2013, AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission remains 34.375%. With regards to the Specialty Program portion of Covered Business only, we will be responsible for ultimate net loss otherwise recoverable from Maiden Insurance to the extent that the loss ratio to Maiden Insurance, which will be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “Specialty Program Loss Corridor”). For purposes of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers’ compensation business written in our Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

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

We recorded approximately $276.6 million, $197.0 million and $154.0 million of ceding commission during 2013, 2012 and 2011, respectively, as a result of the Maiden Quota Share.

Revolving Credit Agreement

On August 10, 2012, we entered into a four-year, $200 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million. Fees associated with the Credit Agreement were approximately $1.0 million. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We are in compliance with all covenants as of December 31, 2013.

As of December 31, 2013, we have no outstanding borrowings under this Credit Agreement. We have outstanding letters of credit in place under this Credit Agreement at December 31, 2013 for $83.5 million, which reduced the availability for letters of credit to $16.5 million as of December 31, 2013, and the availability under the facility to $116.5 million as of December 31, 2013.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the credit agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on the credit facility as of December 31, 2013 and 2012 was 1.50% and 2.50%, respectively. We recorded total interest expense of approximately $1.8 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively, under revolving credit agreements.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at December 31, 2013), a letter of credit fronting fee with respect to each letter of credit 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio and was 0.25% at December 31, 2013).

Convertible Senior Notes

In December 2011, we issued $175 million aggregate principal amount of our 5.5% convertible senior notes due 2021 (the “Convertible Notes”) to certain initial purchasers in a private placement. In January 2012, we issued an additional $25 million of the Convertible Notes to cover the initial purchasers' overallotment option. The Convertible Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at December 31, 2013 is equal to 38.2129 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $26.17 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the Convertible Notes. Upon conversion of the Convertible Notes, we will, at our election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes) holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes for cash, in whole or in part, at 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the loan of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the Convertible Notes effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Convertible Notes was $14.5 million, $14.0 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

6.125% Notes due 2023

In August 2013, we issued $250 million aggregate principal amount of our 6.125% notes due 2023 (the “Notes”) to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by us. Fees associated with the Notes were approximately $2.6 million. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of December 31 , 2013, the consolidated leverage ratio was less than 30%. It is an event of default if we have a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of our subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including our convertible senior notes and amounts under the revolving credit agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $5.8 million for the year ended December 31, 2013.

Junior Subordinated Debt

We established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by us that mature between 2035 and 2037. In accordance with FASB ASC 810-10-25, we do not consolidate such special purpose trusts, as we are not considered to be the primary beneficiary. The equity investment, totaling $3.7 million as of December 31, 2013 on our consolidated balance sheet, represents our ownership of common securities issued by the trusts. The debentures require interest-only payments at an average rate of approximately 8% to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We incurred $2.6 million of placement fees in connection with these issuances, which is being amortized over thirty years.  The aggregated principal amounts of the trust preferred securities were $123.7 million at both December 31, 2013 and 2012.  We recorded $8.1 million, $8.3 million, and $9.9 million of interest expense for the years ended December 31, 2013, 2012 and 2011, respectively, related to these trust preferred securities.

We entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate on two of the four tranches to an average rate of approximately 3.5%. Each agreement is for a period of five years and expire in 2016 and 2017.

Secured Loan Agreement

During 2011, we, through a wholly-owned subsidiary, entered into a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3.2 million at the maturity date. The Company recorded interest expense of approximately $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to this agreement. The loan is secured by the aircraft.

The agreement contains certain covenants that are similar to our revolving credit facility. Additionally, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, we are required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft. During 2013, we paid an additional $0.3 million to reduce the outstanding principal balance as required by these terms. The agreement allows us, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities that we invest or hold in short term or fixed income securities. As of December 31, 2013, there were $293.2 million principal amount outstanding at interest rates between 0.12% and 0.47%. We have 9 repurchase agreements with one counter-party totaling $242.3 million and 3 repurchase agreement with a separate counter-party totaling $50.9 million. Interest expense associated with these repurchase agreements for 2013 was $0.8 million of which $0 million was accrued as of December 31, 2013. We have approximately $311.5 million of collateral pledged in support of these agreements. Additionally, during the year ended December 31, 2013, we closed our reverse repurchase agreement and did not incur any gain or loss as a result of this agreement.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 13. "Related Party Transactions"), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of December 31, 2013 and December 31, 2012. Effective December 31, 2008, AII and Maiden entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden's proportionate share of our obligations to our U.S. subsidiaries. The amount of this collateral as of December 31, 2013 was approximately $1.10 billion. Maiden retains ownership of the collateral in the trust account.

Sagicor Letter of Credit Facility

On November 26, 2013, in connection with our acquisition of Sagicor, we entered into a four-year £200 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee on November 26, 2013. The credit facility is a letter of credit facility that is used to support our capacity at Lloyd’s as a member of Syndicates 2526, 1206 and 44 for the 2014 underwriting year of account, as well as prior open years of account. As of December 31, 2013, we had outstanding letters of credit of $322.6 million in place under this credit facility (which represented nearly the full availability under the facility, as required by Lloyd's).

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million and was utilized for $48.5 million for the year ended December 31, 2013. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

We, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $27.8 million as of December 31, 2013.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under “— Investment Portfolio” appearing elsewhere in this Form 10-K.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$4,368,234	$1,526,158	$1,385,775	$656,533	$799,768
Loss-based insurance assessments(2)	27,753	9,661	8,981	3,576	5,535
Operating lease obligations	104,502	13,745	24,065	18,623	48,069
Purchase obligations(3)	10,817	5,654	3,537	1,626	—
Employment agreement obligations	28,011	13,275	11,610	2,111	1,015
Life insurance policy premiums related to life settlement contracts and premium finance loans(4)	749,711	34,563	86,735	81,793	546,620
Debt and interest(5)	1,121,181	36,516	233,687	67,049	783,929
Total	$6,410,209	$1,639,572	$1,754,390	$831,311	$2,184,936

(1)
The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2013 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Item 1. Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A. Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

(4)
We currently own 271 life settlement contracts and 2 premium finance loans with a carrying value of $233.0 million. In order for us to derive the economic benefit of the face value of the policies, we are required to make these premium payments. The contractual obligations are on a consolidated basis. As we have a 50% ownership interest in these life insurance policies and premium finance loans, NGHC has an obligation for 50% of the above contractual obligations.

(5)
The interest related to the debt by period is as follows: $35.4 million — less than 1 year, $63.4 million  — 1 – 3 years, $62.4 million — 3 – 5 years and $199.4 million — more than 5 years. In addition, included within debt and interest is $168 million related to the Maiden collateral loan and $2.6 million of associated interest.

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

Interest Rate Risk.  We had fixed maturity securities (excluding $114.2 million of time and short-term deposits and including pledged securities of $311.5 million) with a fair value of $3.4 billion and a amortized cost of $3.4 billion as of December 31, 2013 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2013 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, each as of December 31, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$3,076,079	$(336,375)	(15.1)%
100 basis point increase	3,238,640	(173,814)	(7.8)
No change	3,412,454	—	—
100 basis point decrease	3,595,748	183,294	8.2
200 basis point decrease	3,788,394	375,940	16.9

Changes in interest rates would affect the fair market value of our fixed rate debt obligations but would not have an impact on our earnings or cash flow. We currently have $728.1 million of debt instruments of which $553.7 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt. Additionally, our variable rate debt is effectively converted to a fixed rate through the use of an interest rate swap agreements.

Liquidity Risk.  Liquidity risk represents our potential inability to meet all payment obligations when they become due and the risk stemming from the lack of marketability of an investment security that cannot be bought or sold quickly enough to realize cash. We maintain sufficient cash and highly rated marketable securities, including U.S. Treasuries, to fund claim payments and operations. Additionally, we maintain two line of credit facilities and have the ability to enter into repurchase agreements as additional sources of liquidity. We purchase reinsurance coverage to mitigate the risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.

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

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. (“MIC”). While the functional currency of AIU, AEL and MIC are the Euro and British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $78.3 million before tax realized currency loss based on our outstanding foreign denominated reserves of $1,565.0 million at December 31, 2013.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of December 31, 2013, the equity securities in our investment portfolio had a fair value of $15.1 million, representing less than one percent of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of December 31, 2013.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
5% increase	$15,905	$757	—%
No change	15,148	—	—
5% decrease	15,905	(757)	—

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2013. Management excluded from its design and assessment of internal control over financial reporting Mutual Insurers Holding Company and its subsidiaries and Sequoia Insurance Company acquired during 2013, whose total assets and total revenues on a combined basis each constitute approximately 4% of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. Our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, our external auditors, who also audited our consolidated financial statements for the year ended December 31, 2013. As stated in their report, BDO expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

The scope of management's assessment of the effectiveness of internal control over financial reporting excluded the internal control over financial reporting of Mutual Insurers Holding Company and its subsidiaries (“MIHC”) and Sequoia Insurance Company (“Sequoia”), whose total assets and total revenues on a combined basis each constitute approximately 4% of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of AmTrust Financial Services, Inc. also excluded an evaluation of the internal control and financial reporting of MIHC and Sequoia.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 3, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 23, 2014 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2013 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan. On August 6, 2013, we announced that our Board of Directors approved a 10% stock dividend, pursuant to which stockholders of record at the close of business on August 20, 2013 received 0.10 additional shares of common stock on September 4, 2013 for every share of common stock held. In accordance with the provisions of our 2010 Omnibus Incentive Plan and as determined by our Board of Directors, the number of shares available for future issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were also adjusted to equitably reflect the effect of the stock dividend.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,376,688	$10.49	5,030,010
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,376,688	$10.49	5,030,010

(1)
Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. Performance share units are included at their target value. For further discussion of these awards, see Note 15. “Share Based Compensation.”

(2)	Only applies to outstanding options, as restricted stock units and performance share units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

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

AMTRUST FINANCIAL SERVICES, INC.
March 3, 2014	By:	/s/ Ronald E. Pipoly, Jr.
Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2014
Barry D. Zyskind

/s/ Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
Ronald E. Pipoly, Jr.

/s/ Michael Karfunkel	Chairman of the Board	March 3, 2014
Michael Karfunkel

/s/ George Karfunkel	Director	March 3, 2014
George Karfunkel

/s/ Donald T. DeCarlo	Director	March 3, 2014
Donald T. DeCarlo

/s/ Susan Fisch	Director	March 3, 2014
Susan Fisch

/s/ Abraham Gulkowitz	Director	March 3, 2014
Abraham Gulkowitz

/s/ Jay J. Miller	Director	March 3, 2014
Jay J. Miller

AMTRUST FINANCIAL SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 3, 2014

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Par Value per Share)

	December 31,
ASSETS	2013	2012
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $3,107,043; $1,700,663)	$3,100,936	$1,812,122
Equity securities, available-for-sale, at market value (cost $16,010; $20,943)	15,148	20,465
Short-term investments	114,202	10,282
Equity investment in unconsolidated subsidiaries – related parties	89,756	96,153
Other investments	25,749	11,144
Securities pledged (amortized cost of $316,576; $246,981)	311,518	253,104
Total investments	3,657,309	2,203,270
Cash and cash equivalents	830,022	414,370
Restricted cash and cash equivalents	100,439	78,762
Accrued interest and dividends	27,800	18,536
Premiums receivable, net	1,593,975	1,251,262
Reinsurance recoverable (related party $1,144,168; $789,519)	1,929,848	1,318,395
Prepaid reinsurance premium (related party $739,719; $547,128)	1,011,304	754,844
Prepaid expenses and other assets (recorded at fair value $233,024; $193,927)	890,333	439,174
Deferred policy acquisition costs	446,687	349,126
Property and equipment, net	104,299	75,933
Goodwill	373,591	326,646
Intangible assets	291,802	206,193
	$11,257,409	$7,436,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$4,368,234	$2,426,400
Unearned premiums	2,680,982	1,773,593
Ceded reinsurance premiums payable (related party $393,941; $333,962)	635,588	528,322
Reinsurance payable on paid losses	18,818	13,410
Funds held under reinsurance treaties	27,574	33,946
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	—	56,711
Securities sold under agreements to repurchase, at contract value	293,222	234,911
Accrued expenses and other current liabilities (recorded at fair value $11,945; $11,750)	650,858	406,447
Deferred income taxes	265,881	244,758
Debt	560,174	301,973
Total liabilities	9,669,306	6,188,446
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,122 and 97,935 issued in 2013 and 2012, respectively; 74,765 and 73,911 outstanding in 2013 and 2012, respectively	980	912
Preferred stock, $.01 par value; 10,000 shares authorized, 4,600 and 0 issued and outstanding in 2013 and 2012, respectively	115,000	—
Additional paid-in capital	1,033,084	761,105
Treasury stock at cost; 23,357 and 24,024 shares in 2013 and 2012, respectively	(284,891)	(293,791)
Accumulated other comprehensive income (loss)	(8,164)	64,231
Retained earnings	593,634	611,664
Total AmTrust Financial Services, Inc. equity	1,449,643	1,144,121
Non-controlling interest	137,860	103,344
Total stockholders’ equity	1,587,503	1,247,465
	$11,257,409	$7,436,511

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Premium income:
Net written premium	$2,565,673	$1,648,037	$1,276,597
Change in unearned premium	(299,683)	(229,185)	(239,736)
Net earned premium	2,265,990	1,418,852	1,036,861
Service and fee income (related parties – $51,545, $29,041, and $16,700)	331,559	172,174	108,660
Net investment income	84,819	68,167	55,515
Net realized gain on investments	15,527	8,981	2,768
Total revenues	2,697,895	1,668,174	1,203,804
Expenses:
Loss and loss adjustment expense	1,517,361	922,675	678,333
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $276,556, $196,982, $153,953)	533,162	356,005	271,367
Other	291,617	177,709	117,090
Total expenses	2,342,140	1,456,389	1,066,790
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	355,755	211,785	137,014
Other income (expenses):
Interest expense	(34,691)	(28,508)	(16,079)
Gain on investment in life settlement contracts net of profit commission	3,800	13,822	46,892
Foreign currency loss	(6,533)	(242)	(2,418)
Acquisition gain on purchase	57,352	—	5,850
Total other income (expenses)	19,928	(14,928)	34,245
Income before income taxes and equity in earnings of unconsolidated subsidiaries	375,683	196,857	171,259
Provision (benefit) for income taxes	98,019	21,292	(15,023)
Income before equity in earnings of unconsolidated subsidiaries	277,664	175,565	186,282
Equity in earnings of unconsolidated subsidiary – related party	11,566	9,295	4,882
Net income	289,230	184,860	191,164
Net loss (income) attributable to non-controlling interests of subsidiaries	1,633	(6,873)	(20,730)
Net income attributable to AmTrust Financial Services, Inc.	$290,863	$177,987	$170,434
Dividends on preference stock	(3,989)	—	—
Net income attributable to AmTrust common shareholders	$286,874	$177,987	$170,434
Earnings per common share:
Basic earnings per share	$3.86	$2.42	$2.34
Diluted earnings per share	$3.67	$2.34	$2.29
Dividends declared per common share	$0.56	$0.39	$0.34
Weighted average common shares outstanding:
Basic	74,163	73,269	72,685
Diluted	77,984	75,620	74,431
Net realized gain on investments:
Total other-than-temporary impairment losses	$(2,869)	$(2,965)	$(4,411)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(2,869)	(2,965)	(4,411)
Other net realized gain on investments	18,396	11,946	7,179
Net realized investment gain	$15,527	$8,981	$2,768

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$289,230	$184,860	$191,164
Other comprehensive income, net of tax:
Foreign currency translation adjustments	12,943	6,730	(4,815)
Change in fair value of interest rate swap	1,028	(733)	(2,280)
Minimum pension liability	(1,738)	—	—
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	(90,286)	63,917	4,518
Reclassification adjustment for gains (losses) included in net income	5,658	4,316	(7,156)
Other comprehensive income (loss), net of tax	$(72,395)	$74,230	$(9,733)
Comprehensive income	216,835	259,090	181,431
Less: Comprehensive income (loss) attributable to non-controlling interest	(1,633)	6,873	20,730
Comprehensive income attributable to AmTrust Financial Services, Inc.	$218,468	$252,217	$160,701

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands) Years Ended December 31, 2013, 2012, 2011

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2010	$844	$—	$548,731	$(300,489)	$(266)	$467,694	$716,514
Net income	—	—	—	—	—	191,164	191,164
Foreign currency translation, net of tax	—	—	—	—	(4,815)	—	(4,815)
Change in fair value of derivatives, net of tax					(2,280)		(2,280)
Unrealized holding loss on investments, net of tax	—	—	—	—	4,518	—	4,518
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(7,156)	—	(7,156)
Non-controlling interest in subsidiaries	—	—	—	—	—	(20,730)	(20,730)
Equity component of convertible senior notes, net of income taxes and issues costs			22,723				22,723
Issuance of restricted stock	—	—	(124)	124	—	—	—
Stock option compensation	—	—	5,571	—	—	—	5,571
Exercise of stock options, other	5	—	5,420	—	—	—	5,425
Common stock dividend	—	—	—	—	—	(20,371)	(20,371)
Balance, December 31, 2011	849	—	582,321	(300,365)	(9,999)	617,757	890,563
Net income	—	—	—	—	—	184,860	184,860
Foreign currency translation, net of tax	—	—	—	—	6,730	—	6,730
Change in fair value of derivatives, net of tax	—	—	—	—	(733)	—	(733)
Unrealized holding gain on investments, net of tax	—	—	—	—	63,917	—	63,917
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	4,316	—	4,316
Non-controlling interest in subsidiaries	—	—	—	—	—	(6,873)	(6,873)
Acquisition of non-controlling interest in subsidiary	—	—	6,900	—	—	—	6,900
Equity component of convertible senior notes, net of income taxes and issues costs	—	—	3,306	—	—	—	3,306
Issuance of restricted stock	—	—	(2,378)	2,378	—	—	—
Stock option compensation	—	—	7,172	—	—	—	7,172
Exercise of stock options, other	2	—	4,675	4,196	—	—	8,873
Share dividend	61		159,109			(159,170)
Common stock dividend	—	—	—	—	—	(24,910)	(24,910)
Balance, December 31, 2012	912	—	761,105	(293,791)	64,231	611,664	1,144,121

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(continued) (In Thousands) Years Ended December 31, 2013, 2012, 2011

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Net income	$—	$—	$—	$—	$—	$289,230	$289,230
Foreign currency translation, net of tax	—	—	—	—	12,943	—	12,943
Change in fair value of derivative, net of tax	—	—	—	—	1,028	—	1,028
Minimum pension liability, net of tax	—	—	—	—	(1,738)	—	(1,738)
Unrealized holding loss on investments, net of tax	—	—	—	—	(90,286)	—	(90,286)
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	5,658	—	5,658
Non-controlling interest in subsidiaries	—	—	—	—	—	1,633	1,633
Common share issuance	—	—	251	221	—	—	472
Issuance of restricted stock	—	—	(1,902)	1,902	—	—	—
Stock option compensation	—	—	11,186	—	—	—	11,186
Exercise of stock options, other	2	—	1,283	6,777	—	—	8,062
Preferred share issuance	—	115,000	(3,870)	—	—	—	111,130
Preferred stock dividend	—	—	—	—	—	(3,989)	(3,989)
Share dividend	66	—	265,031	—	—	(265,097)	—
Common stock dividend	—	—	—	—	—	(39,807)	(39,807)
Balance, December 31, 2013	$980	$115,000	$1,033,084	$(284,891)	$(8,164)	$593,634	$1,449,643

Non-controlling interest in equity of consolidated subsidiaries:
Balance, December 31, 2010							$23,034
Capital contributions to subsidiaries							25,334
Income attributable to non-controlling interests							20,730
Balance, December 31, 2011							$69,098
Capital contributions to subsidiaries							34,273
Acquisition of non-controlling interest in subsidiary							(6,900)
Income attributable to non-controlling interests							6,873
Balance, December 31, 2012							$103,344
Capital contribution to subsidiaries							36,149
Loss attributable to non-controlling interests							(1,633)
Balance, December 31, 2013							$137,860

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$289,230	$184,860	$191,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,118	28,602	19,521
Net amortization of bond premium or discount	18,925	3,905	1,475
Equity earnings on investment in unconsolidated subsidiaries	(11,566)	(9,295)	(4,882)
Gain on investment in life settlement contracts, net	(3,800)	(13,822)	(46,892)
Realized gain on marketable securities	(18,396)	(11,946)	(7,179)
Non-cash write-down of marketable securities	2,869	2,965	4,411
Non-cash write-down of goodwill	10,226	16,389	30,479
Discount on notes payable	3,000	2,936	462
Stock based compensation	11,186	7,172	5,571
Bad debt expense	24,334	11,348	7,287
Foreign currency loss	6,533	242	2,418
Acquisition gain	(57,352)	—	(5,850)
Dividend received from equity investment	12,203	—	—
Changes in assets – (increase) decrease:
Premiums and notes receivable	(189,503)	(329,618)	(186,721)
Reinsurance recoverable	(547,578)	(219,826)	(174,988)
Deferred policy acquisition costs, net	(97,561)	(68,135)	(56,320)
Prepaid reinsurance premiums	(133,787)	(167,747)	(99,911)
Prepaid expenses and other assets	(310,177)	(83,692)	(33,616)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	87,520	190,814	71,194
Loss and loss expense reserves	1,177,625	547,225	283,978
Unearned premiums	586,219	380,738	315,208
Funds held under reinsurance treaties	(6,372)	(15,303)	(5,683)
Accrued expenses and other current liabilities	(13,071)	67,350	44,071
Deferred tax liability	21,623	6,293	(59,164)
Net cash provided by operating activities	915,448	531,455	296,033
Cash flows from investing activities:
Purchases of available for sale fixed maturities	(2,473,116)	(1,466,424)	(2,066,868)
Purchases of equity securities	(41,374)	(30,468)	(37,410)
Purchases of other investments	(17,228)	(1,884)	(611)
Sales of available for sale fixed maturities	1,612,580	905,697	2,122,923
Sales of equity securities	68,585	47,491	17,634
Sales of other investments	6,102	5,717	6,776
Net sales (purchases) of short term investments	9,550	118,283	(96,428)
Acquisition of and capitalized premiums for life settlement contracts	(51,070)	(51,031)	(53,363)
Receipt of life settlement contract proceeds	20,054	10,074	10,530
Acquisition of reinsurance entities, net of cash obtained	17,811	15,473	43,950

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued) (In Thousands)

	Years Ended December 31,
	2013	2012	2011
Acquisition of subsidiaries, net of cash obtained	(20,182)	(63,855)	—
Acquisition of intangible assets	—	—	(30,388)
Loss portfolio transfer, net of cash obtained	—	—	28,969
Increase in restricted cash and cash equivalents	(21,677)	(55,658)	(5,974)
Purchase of property and equipment	(39,586)	(27,388)	(38,601)
Net cash used in investing activities	(929,551)	(593,973)	(98,861)
Cash flows from financing activities:
Preferred share issuance, net	111,130	—	—
Common share issuance	472	—	—
Revolving credit facility borrowings	—	—	123,200
Revolving credit facility payments	—	—	(123,200)
Repurchase agreements, net	58,311	43,193	(155,899)
Senior notes proceeds	250,000	—	—
Convertible senior notes proceeds	—	25,000	175,000
Secured loan agreement borrowings	—	—	10,800
Secured loan agreement payments	(1,299)	(1,021)	(782)
Promissory note borrowings	—	13,000	—
Promissory note payment	—	(12,500)	(7,500)
Term loan payment	—	—	(6,667)
Financing fees	(2,740)	(2,180)	(6,644)
Non-controlling interest capital contributions to consolidated subsidiaries	36,149	22,607	25,334
Stock option exercise and other	8,062	8,873	5,425
Dividends distributed on common stock	(29,236)	(30,201)	(19,712)
Dividends distributed on preference stock	(3,989)	—	—
Net cash provided by financing activities	426,860	66,771	19,355
Effect of exchange rate changes on cash	2,895	3,270	(2,605)
Net increase in cash and cash equivalents	415,652	7,523	213,922
Cash and cash equivalents, beginning year	414,370	406,847	192,925
Cash and cash equivalents, end of year	$830,022	$414,370	$406,847
Supplemental Cash Flow Information
Interest payments on debt	$20,768	$20,435	$12,931
Income tax payments	65,652	8,414	14,158

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

The Company transacts business primarily through twelve insurance company subsidiaries domiciled in the United States and four insurance subsidiaries domiciled outside the United States: Technology Insurance Company, Inc. (“TIC”), Rochdale Insurance Company (“RIC”), Wesco Insurance Company (“WIC”), Associated Industries Insurance Company, Inc. (“AIIC”), Milwaukee Casualty Insurance Company (“MCIC”), Security National Insurance Company (“SNIC”), AmTrust Insurance Company of Kansas, Inc. (“AICK”),AmTrust Lloyd’s Insurance Company of Texas (“ALIC”), Sequoia Insurance Company (“SIC”), Personal Express Insurance Company (“PEI”), Sequoia Indemnity Company (“SID”), and First Nonprofit Insurance Company (“FNIC”), which are domiciled in New Hampshire, New York, Delaware, Florida, Wisconsin, Delaware, Kansas, Texas, California, California, Nevada and Delaware, respectively; and AmTrust International Insurance Ltd. (“AII”) domiciled in Bermuda, AmTrust International Underwriters Limited (“AIU”) domiciled in Ireland, AmTrust Europe, Ltd. (“AEL”) and Motors Insurance Company Ltd. ("MIC") domiciled in England.

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The Company uses the equity method of accounting for its investment in National General Holding Corp. (“NGHC”) in which it owns a 15.4% ownership interest. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Premiums — Insurance premiums, except for certain specialty risk and extended warranty programs, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty programs are earned based on an estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $32,132 and $14,989 at December 31, 2013 and 2012, respectively.

Ceding Commission  — Ceding commission is a commission the Company receives from ceding gross written premium to third party reinsurers. The Company earns commissions on reinsurance premiums ceded in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. In connection with the Maiden Quota Share, which is the Company's primary source of ceding commission, the amount the Company receives is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of its individual segments. As such, the Company allocates earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period. Ceding commission is netted against acquisition costs and other underwriting expenses.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Loss and Loss Adjustment Expenses — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31, 2013. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company has the following types of investments:

(a)
Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than 1 year at date of acquisition. As of December 31, 2013 and 2012, short term investments consisted primarily of money market investments.

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

Other Investments.  The Company has approximately 0.6% of its investment portfolio, in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Warranty Fee Revenue — The Company promotes and markets extended service plans (“ESP”) to consumers through retailers and certain other marketing organizations usually with terms of coverage ranging from one to three years, commencing at the expiration of the manufacturers’ warranty, if applicable. The Company generally insures the obligations under ESPs through contractual liability insurance issued by one of its insurance company subsidiaries. Under the terms of service agreements with various retailers, the Company provides for marketing and administrative services related to ESP. These agreements are generally for one-year terms and can be canceled by either party with thirty days advance notice. The Company recognizes revenue related to promotion, marketing and administration services at the time of the sale of ESP. However, the Company defers a portion of service revenue based upon an estimate of administrative services to be provided in future periods.

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as underwriting and safety costs that vary with and are primarily related to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $97,561, $68,135 and $56,320 for the years ended December 31, 2013, 2012 and 2011, respectively. The amortization for deferred acquisition costs was $229,489, $181,737, and $161,392 in 2013, 2012 and 2011, respectively.

Reinsurance — Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and pursuant to the terms of the reinsurance contracts. The Company records premiums earned and losses and LAE incurred and ceded to other companies as reductions of premium revenue and losses and LAE. The Company accounts for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition of costs and other underwriting expenses. The Company earns commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro rata basis over the terms of the policies reinsured. Reinsurance recoverables relate to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments in the event of failure to collect from the reinsurer.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2013, 2012 and 2011 was approximately $33,772, $39,546 and $8,504, respectively.

Property and Equipment — Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Equipment	5 to 7 years
Computer equipment and software	3 to 20 years (primarily 3 years)
Leasehold improvements	Lesser of lease term of 15 years

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

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. Upon the completion of an acquisition, the Company completes purchase price accounting in accordance with ASC 805, Business Combinations, which requires an acquirer to assign values to the acquired assets and liabilities based on their fair value. In the event that a purchase price paid is in excess of the net assets acquired, any unidentified excess is deemed to be goodwill. Goodwill is not amortized. Additionally as a result of an acquisition, the Company may obtain identifiable intangible assets. Indefinite lived intangible assets are not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets with an indefinite useful life are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines reporting units, which are a component of an operating segment when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. The Company had seven reporting units as of December 31, 2013.

Equalization reserves - The Company owns several Luxembourg-domiciled reinsurance entities. In connection with these entities, the Company acquires cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve established in excess of required reserves as established by the laws of Luxembourg. The equalization reserves were originally established by the seller of the reinsurance entities, and under Luxembourg law allowed the reinsurance company to reduce its income tax paid. The Company previously recorded any residual value from the acquired reinsurance companies as an intangible asset. The intangible asset was amortized based on the usage of the equalization reserves and included as a component of policy acquisition expense. The Company has reclassified these intangible assets to goodwill and now impairs the goodwill in accordance with ASC 350, Intangibles - Goodwill and Other. As a result, the Company recorded impairment charges of approximately $10,226, $16,389 and $30,479 during 2013, 2012 and 2011, respectively, which resulted in a reduction by the aforementioned amounts in policy acquisition expense and an increase in other expense. There was no impact on the Company's results of operations or liquidity as a result of this reclassification.

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

Pensions — The Company accounts for its pension plan by recognizing in its balance sheets the overfunded or underfunded status of defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated Other Comprehensive Income.

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

Earnings Per Share — The Company accounts for earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other stockholders based on their respective rights to receive dividends. Restricted stock awards granted to employees under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan are considered participating securities as they receive dividends on this stock. Additionally, the Company follows the treasury stock method related to its contingently convertible debt, as the Company has the ability to settle the conversion premium in either cash or stock. The contingently convertible shares were dilutive for the Company's earnings per share calculations in 2013 and anti-dilutive in 2012 and 2011.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premium receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2013 and 2012, the outstanding premium receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

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

A summary of the items include:

The Company previously classified Ceding commission – primarily related party as a component of revenue. The Company now presents ceding commission earned as a reduction of acquisition costs and other underwriting expenses. The amount of ceding commission reclassified to acquisition costs and other underwriting expenses was $276,556, $196,982 and$153,953 during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company owns various Luxembourg-domiciled reinsurance entities. In connection with these entities, the Company acquires cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U. S. GAAP. The Company previously recorded any residual value from the acquired reinsurance companies as an intangible asset. The intangible asset was amortized based on the usage of the equalization reserves and included as a component of policy acquisition expense. The Company has reclassified the intangible assets to goodwill and now impairs the goodwill in accordance with ASC 350 Intangibles-Goodwill and Other. As a result, the Company recorded impairment of $16,389 and $30,479 during 2012 and 2011, respectively, which resulted in a reduction in the aforementioned amounts in policy acquisition expense and an increase in other expense. Additionally, reductions to the Company's Luxembourg tax liability previously were included as a reduction of policy acquisition expense. In accordance with ASC 740 Income Taxes, the Company now classifies the reduction its Luxembourg tax liability as a reduction in Provision for income taxes. As a result, the Company recorded a reduction to income tax expense of $25,653 and $57,396 during 2012 and 2011, respectively, and increased policy acquisition expenses by an equivalent amount in the same periods. These reclassifications increased total assets and total liabilities by $19,274 as of December 31, 2012 and related primarily to goodwill, intangible assets and deferred tax liability. There was no impact on the Company's results of operations or liquidity.

Securities held as collateral for repurchase agreements have been reclassified from fixed maturities, available-for-sale to a separate line. The amount reclassified from fixed maturities available-for-sale as of December 31, 2012 was $253,104 .

The Company paid a 10% stock dividend in 2013 and 2012. The weighted average number of shares used for basic and diluted earnings per share have been adjusted in all prior periods presented to reflect these stock dividends.

Recent Accounting Literature

In July 2013, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 supersedes and replaces the presentation requirements for the reclassifications out of accumulated other comprehensive income. None of the other requirements of the previously issued ASUs related to comprehensive income are affected by ASU 2013-02. The Company adopted ASU 2013-02 on January 1, 2013 and the implementation of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 relates to derivatives, repurchase agreements and reverse repurchase agreements, and secured borrowings and lending transactions that are either offset or subject to a master netting arrangement. The amendment provides a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). The Company adopted ASU 2013-02 on January 1, 2013 and the implementation of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, strategy, technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The Company adopted this guidance on January 1, 2013 and it did not have any effect on the Company's results of operations, financial position or liquidity.

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

The Company adopted ASU 2010-26 prospectively on January 1, 2012. For the years ended December 31, 2013 and 2012, the Company recognized approximately $11,661 and $7,032 of expense related to such previously deferrable costs. If the Company had adopted ASU 2010-26 retrospectively, approximately $6,802 of acquisition costs that were deferred would have been recognized in expense for the year ended December 31, 2011.

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed and equity securities are presented in the tables below:

(Amounts in Thousands) As of December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$1,498	$82	$(74)	$1,506
Common stock	14,512	1,156	(2,026)	13,642
U.S. treasury securities	158,915	1,196	(851)	159,260
U.S. government agencies	10,466	107	(84)	10,489
Municipal bonds	461,325	4,781	(19,923)	446,183
Foreign government	160,459	971	(1,325)	160,105
Corporate bonds:
Finance	1,057,542	41,027	(13,970)	1,084,599
Industrial	768,161	7,695	(21,439)	754,417
Utilities	70,924	1,310	(2,008)	70,226
Commercial mortgage backed securities	28,970	—	(404)	28,566
Residential mortgage backed securities:
Agency backed	694,001	5,657	(13,918)	685,740
Non-agency backed	6,737	19	(7)	6,749
Asset backed securities	6,119	4	(3)	6,120
	$3,439,629	$64,005	$(76,032)	$3,427,602
Less: Securities pledged	316,576	506	(5,564)	311,518
	$3,123,053	$63,499	$(70,468)	$3,116,084

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2013, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada, Europe, Israel, and the United Kingdom.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands) As of December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$5,092	$112	$(20)	$5,184
Common stock	15,851	596	(1,166)	15,281
U.S. treasury securities	62,502	3,694	(4)	66,192
U.S. government agencies	39,594	707	—	40,301
Municipal bonds	287,361	12,833	(752)	299,442
Corporate bonds:
Finance	830,101	68,190	(4,603)	893,688
Industrial	387,980	20,914	(1,094)	407,800
Utilities	45,320	2,611	(5)	47,926
Commercial mortgage backed securities	10,065	135	—	10,200
Residential mortgage backed securities:
Agency backed	276,895	16,373	(654)	292,614
Non-agency backed	7,826	—	(763)	7,063
	$1,968,587	$126,165	$(9,061)	$2,085,691
Less: securities pledged	246,981	6,777	(654)	253,104
	$1,721,606	$119,388	$(8,407)	$1,832,587

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2013, 2012 and 2011 were approximately $1,681,165, $953,188 and $2,140,557, respectively.

A summary of the Company’s available-for-sale fixed securities as of December 31, 2013 and 2012, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$128,128	$128,214	$20,786	$21,945
Due after one through five years	592,703	603,942	400,865	414,016
Due after five through ten years	1,632,115	1,631,751	966,158	1,044,510
Due after ten years	334,846	321,372	265,049	274,878
Mortgage and asset backed securities	735,827	727,175	294,786	309,877
Total fixed maturities	$3,423,619	$3,412,454	$1,947,644	$2,065,226

(b) Investment Income

Net investment income for the years ended December 31, 2013, 2012 and 2011 was derived from the following sources:

(Amounts in Thousands)	2013	2012	2011
Fixed maturity securities	$82,392	$67,182	$53,595
Equity securities	2,119	127	981
Cash and short term investments	2,200	1,778	1,966
	86,711	69,087	56,542
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	(1,892)	(920)	(1,027)
	$84,819	68,167	$55,515

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(c) Other Than Temporary Impairment

OTTI charges of our fixed-maturities and equity securities for the years ended December 31, 2013, 2012 and 2011 are presented in the table below:

(Amounts in Thousands)	2013	2012	2011
Equity securities recognized in earnings	$2,869	$2,965	$937
Fixed maturity securities recognized in earnings	—	—	3,474
	$2,869	$2,965	$4,411

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2013 and 2012:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,875	$(2,100)	51	$—	$—	—	$4,875	$(2,100)
U.S. treasury securities	52,757	(851)	18	—	—	—	52,757	(851)
U.S. government agencies	4,135	(84)	11	—	—	—	4,135	(84)
Municipal bonds	254,219	(17,986)	302	24,169	(1,937)	9	278,388	(19,923)
Foreign government	68,102	(1,324)	16	999	(1)	1	69,101	(1,325)
Corporate bonds:
Finance	500,564	(13,402)	182	58,923	(568)	9	559,487	(13,970)
Industrial	500,366	(21,203)	263	3,383	(236)	2	503,749	(21,439)
Utilities	45,663	(2,008)	21	—	—	—	45,663	(2,008)
Commercial mortgage backed securities	28,552	(404)	18	—	—	—	28,552	(404)
Residential mortgage backed securities:
Agency backed	492,740	(13,918)	120	—	—	—	492,740	(13,918)
Non-agency backed	205	(5)	6	23	(2)	1	228	(7)
Asset-backed securities	1,463	(3)	4	—	—	—	1,463	(3)
Total temporarily impaired	$1,953,641	$(73,288)	1,012	$87,497	$(2,744)	22	$2,041,138	$(76,032)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2012	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$7,643	$(1,138)	25	$1,978	$(48)	1	$9,621	$(1,186)
U.S. treasury securities	997	(4)	1	—	—	—	997	(4)
Municipal bonds	63,577	(752)	19	—	—	—	63,577	(752)
Corporate bonds:
Finance	52,398	(899)	20	95,992	(3,704)	13	148,390	(4,603)
Industrial	82,066	(881)	28	9,105	(213)	4	91,171	(1,094)
Utilities	5,860	(5)	3	—	—	—	5,860	(5)
Residential mortgage backed securities:
Agency backed	24,554	(654)	2	—	—	—	24,554	(654)
Non-agency backed	—	—	—	7,062	(763)	2	7,062	(763)
Total temporarily impaired	$237,095	$(4,333)	98	$114,137	$(4,728)	20	$351,232	$(9,061)

There are 1,034 and 118 securities at December 31, 2013 and 2012, respectively that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Realized Gains and Losses

The tables below indicate the gross realized gains and (losses) for the years ended December 31, 2013, 2012 and 2011.

(Amounts in Thousands) Year Ended December 31, 2013	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturity securities	$28,696	$(18,066)	$10,630
Equity securities	11,264	(3,498)	7,766
Write-down of equity securities	—	(2,869)	(2,869)
	$39,960	$(24,433)	$15,527

(Amounts in Thousands) Year Ended December 31, 2012	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturity securities	$10,310	$(1,066)	$9,244
Equity securities	7,718	(5,016)	2,702
Write-down of equity securities	—	(2,965)	(2,965)
	$18,028	$(9,047)	$8,981

(Amounts in Thousands) Year Ended December 31, 2011	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturity securities	$7,631	$(266)	$7,365
Equity securities	569	(755)	(186)
Write-down of fixed maturity securities	—	(3,474)	(3,474)
Write-down of equity securities	—	(937)	(937)
	$8,200	$(5,432)	$2,768

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(e) Unrealized Gains and Losses

The net unrealized gains (losses) on available-for-sale securities were as follows:

(Amounts in Thousands) Year Ended December 31,	2013	2012	2011
Fixed maturity securities	$(11,165)	$117,582	$11,380
Equity securities	(862)	(478)	1,559
Total net unrealized gain (loss)	(12,027)	117,104	12,939
Deferred income tax benefit (expense)	4,209	(40,986)	(4,529)
Net unrealized gains (loss), net of deferred income tax	(7,818)	76,118	8,410
Increase (decrease) in net unrealized gains, net of deferred income tax	$(83,936)	$67,708	$(1,213)

(f) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedged positions as a component of other comprehensive income. As of December 31, 2013 and 2012, the Company had two interest rate swap agreements designated as a hedge and were recorded as a liability in the amount of $3,054 and $4,636, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps as of December 31, 2013:

	Remaining Life of Notional Amount(1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2013 and 2012 are as follows:

(Amounts in Thousands)	2013	2012
Restricted cash	$100,439	$78,762
Restricted investments	978,910	504,186
Total restricted cash and investments	$1,079,349	$582,948

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(h) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2013 and 2012 was $0 and $56,700 for U.S. treasury bonds, respectively, and $0 and $11 for equity securities, respectively. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected at December 31, 2013. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

The Company entered into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of December 31, 2013, the Company had 12 repurchase agreements with an outstanding principal amount of $293,222, which approximates fair value, at interest rates between 0.12% and 0.47%. The Company had 9 repurchase agreements with one counter-party totaling $242,304 and 3 repurchase agreement with a separate counter-party totaling $50,918. Interest expense associated with these 12 repurchase agreements for the year ended December 31, 2013 was $777, of which $0 was accrued as of December 31, 2013. The Company has approximately $311,518 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income.

As of December 31, 2012, the Company had 10 repurchase agreements with an outstanding principal amount of $234,911, which approximates fair value, at interest rates between 0.42% and 0.50%. Interest expense associated with these repurchase agreements for the year ended December 31, 2012 was $920 of which $0 was accrued as of December 31, 2012. The Company had approximately $253,104 of collateral pledged in support of these agreements. Additionally, during the year ended December 31, 2012, the Company entered into a reverse repurchase agreement in the amount of $57,000 that was included in cash and cash equivalents for which the Company retained collateral of $56,700 for the period ended December 31, 2012. During 2013, the Company closed this reverse repurchase agreement and did not incur any gain or loss as a result of this agreement.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2013 and 2012:

(Amounts in Thousands) As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$110,345	$110,345	$—	$—
U.S. government securities	10,489	—	10,489	—
Municipal bonds	446,183	—	446,183	—
Foreign government	160,105	—	160,105	—
Corporate bonds and other bonds:
Finance	1,084,599	—	1,084,599	—
Industrial	754,417	—	754,417	—
Utilities	70,226	—	70,226	—
Commercial mortgage backed securities	28,566	—	28,566	—
Residential mortgage backed securities:
Agency backed	423,137	—	423,137	—
Non-agency backed	6,749	—	6,749	—
Asset-backed securities	6,120	—	6,120	—
Equity securities	15,148	15,148	—	—
Short term investments	114,202	114,202	—	—
Other investments	25,749	—	—	25,749
Securities held as collateral	311,518	48,915	262,603	—
Life settlement contracts	233,024	—	—	233,024
	$3,800,577	$288,610	$3,253,194	$258,773
Liabilities:
Securities sold under agreements to repurchase, at contract value	$293,222	$—	$293,222	$—
Life settlement contract profit commission	11,945	—	—	11,945
Derivatives	3,054	—	3,054	—
	$308,221	$—	$296,276	$11,945

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands) As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$66,192	$66,192	$—	$—
U.S. government securities	40,301	—	40,301	—
Municipal bonds	299,442	—	299,442	—
Corporate bonds and other bonds:
Finance	893,688	—	893,688	—
Industrial	407,800	—	407,800	—
Utilities	47,926	—	47,926	—
Commercial mortgage backed securities	10,200	—	10,200	—
Residential mortgage backed securities:
Agency backed	39,510	—	39,510	—
Non-agency backed	7,063	—	7,063	—
Equity securities	20,465	20,465	—	—
Short term investments	10,282	10,282	—	—
Other investments	11,144	—	—	11,144
Securities held as collateral	253,104	—	253,104	—
Life settlement contracts	193,927	—	—	193,927
	$2,301,044	$96,939	$1,999,034	$205,071
Liabilities:
Equity securities sold but not yet purchased, market	$11	$11	$—	$—
Fixed maturity securities sold but not yet purchased, market	56,700	56,700	—	—
Securities sold under agreements to repurchase, at contract value	234,911	—	234,911	—
Life settlement contract profit commission	11,750	—	—	11,750
Derivatives	4,636	—	4,636	—
	$308,008	$56,711	$239,547	$11,750

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2013 and 2012:

(Amounts in Thousands)	Balance as of January 1, 2013	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2013
Other investments	$11,144	$1,813	$1,666	$17,228	$(6,102)	$—	25,749
Life settlement contracts	193,927	47,245	—	11,906	(20,054)	—	233,024
Life settlement contract profit commission	(11,750)	(195)	—	—	—	—	(11,945)
Total	$193,321	$48,863	$1,666	$29,134	$(26,156)	$—	$246,828

(Amounts in Thousands)	Balance as of January 1, 2012	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2012
Other investments	$14,588	$(3,705)	$4,094	$1,884	$(5,717)	$—	$11,144
Life settlement contracts	131,387	56,804	—	15,810	(10,074)	—	193,927
Life settlement contract profit commission	(12,022)	272	—	—	—	—	(11,750)
Derivatives	(3,508)	—	(1,465)	—	—	4,973	—
Total	$130,445	$53,371	$2,629	$17,694	$(15,791)	$4,973	$193,321

The Company had no transfers between levels during the year ended December 31, 2013. The Company transferred its derivatives from Level 3 to Level 2 during the year ended December 31, 2012.

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

•
Premiums Receivable:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset and are classified as Level 1 in the financial hierarchy

•
Other investments: The Company has 0.6% of its investment portfolio primarily in limited partnerships and hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 15.4% in National General Holdings Corp., which completed a 144A offering during the the three months ended June 30, 2013. The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence.

•
Subordinated Debentures and Debt:  The current fair value of the Company's convertible senior notes, subordinated debentures and6.125% Notes was $264,320, $70,570 and $241,618 as of December 31, 2013, respectively. These financial liabilities are classified as Level 3 in the financial hierarchy. The fair value of the convertible senior notes was determined using a binomial lattice model. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model. The 6.125% Notes are publicly traded debt.

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

•	Repurchase Agreements: The carrying value of repurchase agreements in the accompanying balance sheets represents their fair values and are classified as Level 2 in the financial hierarchy.

The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding the Company's life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the Company has determined to be 7.5%, to the expected cash flow generated by the policies in the Company's life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company's actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2013 and 2012 and, as described in Note 6. “Investments in Life Settlements”, only includes data for policies to which the Company assigned value at those dates:

	2013	2012
Average age of insured	80.1	78.8
Average life expectancy, months (1)	131	139
Average face amount per policy	$6,611,000	$6,770,000
Effective discount rate (2)	14.2%	17.7%

(1)	Standard life expectancy as adjusted for insured’s specific circumstances.

(2)
Effective Discount Rate (“EDR”) is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability if information improves (declines), the EDR will decrease (increase). The decrease in the EDR from December 31, 2012 to December 31, 2013 resulted from routine updating of life expectancies, which reflect a higher quality of information.

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the years ended December 31, 2013 and 2012:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2013	$(29,537)	$31,313
December 31, 2012	$(27,160)	$29,285

	Change in discount rate (1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2013	$(20,055)	$22,605
December 31, 2012	$(17,591)	$19,926

(1) Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Acquisitions

The following acquisitions occurred during the years ended December 31, 2013 and 2012. The Company accounts for acquisitions pursuant to the acquisition method. In applying the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at fair value and records the excess of the consideration paid over the value of the identified net assets acquired as goodwill. The Company assigns fair values to intangible assets based on valuation techniques including the income and market approaches.

Sagicor Europe Limited

On December 23, 2013, the Company, through one of its subsidiaries, completed the acquisition of Sagicor Europe Limited and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited, from Sagicor Financial Corporation for approximately $92,000. Sagicor of Lloyd's Limited is a managing agency and owner of Lloyd's property/casualty insurance syndicate 1206 with stamp capacity of $330,000 and Lloyd's life insurance syndicate 44 with stamp capacity of $16,500. The acquisition did not have any impact on the Company's consolidated results of operations in 2013.

Mutual Insurers Holding Company

On May 13, 2013, the Company completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries. MIHC's primary operating subsidiary, First Nonprofit Insurance Company (“FNIC”), is the third largest provider of property and casualty insurance products to nonprofit organizations in the U.S. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of MIHC who held policies as of December 31, 2012 and the directors, officers and employees of MIHC and its subsidiaries. The Company received subscriptions for approximately $472, resulting in the issuance by the Company of 18,052 shares of its common stock at a discounted price of 20% from the Company's market trading price, or approximately $118. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of MIHC at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $8,000. The Company made a payment to MIHC of $48,500, which included the $472 in proceeds the Company received in the offering, for the stock of FNIC. Additionally, the Company as part of the transaction, was required to make a contribution to First Nonprofit Foundation, a tax exempt corporation principally funded by FNIC's predecessor and managed for the benefit of nonprofit organizations, in the amount of $7,882, which represented $8,000, as discussed above, less the discount of approximately $118 on the shares issued by the Company in the transaction. The remaining $40,618 of cash contributed to MIHC was retained by the Company. Additionally, the Company assumed $6,500 of debt in the transaction. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of approximately $14,500.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A preliminary summary of the assets acquired and liabilities assumed for MIHC are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$134,780
Premium receivables	23,085
Other assets	43,714
Deferred tax asset	5,358
Property and equipment	2,684
Intangible assets	6,132
Total assets	$215,753

Liabilities
Loss and loss expense reserves	$89,267
Unearned premium	27,760
Accrued liabilities	23,629
Deferred tax liability	1,586
Notes payable	6,500
Total liabilities	$148,742
Cash paid	48,500
Acquisition gain	$18,511

The intangible assets consisted of state licenses and have an indefinite life. The intangible assets, as well as FNIC's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value FNIC's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $4,531. As a result of this transaction, the Company recorded a preliminary acquisition gain of approximately $18,511. The Company anticipates completing its acquisition accounting during the first quarter of 2014.

Additionally, the Company recorded approximately $32,144 of written premium since the date of the acquisition for the year ended December 31, 2013 related to FNIC.

AMTCS Holdings, Inc.

On May 3, 2013, the Company, through its wholly-owned subsidiary AMT Warranty Corp., completed the acquisition of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom, for approximately $40,000. CPPNA subsequently changed its name to AMTCS Holdings, Inc. (“AMTCS”). AMTCS provides administrative services for consumer protection products in the United States, including identity theft protection and warranties related to credit card purchases, to customers of AMTCS's financial services partners. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $40,000, which consisted primarily of goodwill and intangible assets of approximately $17,327 and $34,700, respectively, and a deferred tax liability of $12,145. The intangible asset consists of customer relationships and has a life of 12 years. The goodwill and intangibles, as well as AMTCS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment from the date of acquisition.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

As a result of this transaction, the Company recorded approximately $44,540 of fee income since the date of acquisition during the year ended December 31, 2013.

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

A summary of the preliminary assets acquired and liabilities assumed for Sequoia are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$215,473
Premium receivables	32,870
Reinsurance recoverables	43,793
Other assets	4,014
Deferred tax asset	7,780
Property and equipment	1,022
Intangible assets	11,848
Total assets	$316,800

Liabilities
Loss and loss expense reserves	$165,487
Unearned premium	59,773
Accrued liabilities	15,624
Deferred tax liability	2,607
Total liabilities	$243,491
Purchase price	60,000
Acquisition gain	$13,309

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

As a result of this transaction, the Company recorded a preliminary acquisition gain of approximately $13,309. The Company anticipates completing its acquisition accounting during the first quarter of 2014. Additionally, the Company recorded approximately $79,666 of written premium since the acquisition date during the year ended December 31, 2013.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Car Care

On February 28, 2013, the Company, through its wholly-owned subsidiary IGI Group Limited, acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited (“CCPH”) from Ally Insurance Holdings, Inc (“AIH”). CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection (GAP), Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a UK insurer authorized by the Prudential Regulation Authority. CCPH has operations in the United Kingdom, Europe, China, North America and Latin America. The Company paid $72,412 for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) entered into certain other agreements, including a transition services agreement, pursuant to which AIH provides certain transitional services to IGI Group Limited and the Company, and two reinsurance agreements, pursuant to which affiliates of AIH will reinsure certain insurance contracts of such affiliates with affiliates of IGI Group Limited.

Certain employees, former employees and retirees of CCPH participate in a defined benefit pension plan. The plan was frozen and curtailed in 2007. The impact of the plan on the Company's results of operations was immaterial for the year ended December 31, 2013. For further information on the pension plan, see "Note 17. Employee Benefit Plans". During the fourth quarter of 2013, the Company finalized it acquisition accounting for CCPH's defined benefit pension plan, which resulted in the recognition of an additional liability of approximately $531 at the acquisition date.

A summary of the assets acquired and liabilities assumed for CCPH are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$253,257
Premium receivables	26,001
Reinsurance recoverables	12,186
Other assets	2,979
Property and equipment	589
Intangible assets	34,337
Total assets	$329,349

Liabilities
Loss and loss expense reserves	9,703
Unearned premium	131,494
Deferred tax liability	6,215
Accrued liabilities	83,993
Total liabilities	$231,405
Purchase price	72,412
Acquisition gain	$25,532

The intangible assets consists primarily of customer relationships and have a life of fifteen years. The intangible assets, as well as CCPH's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment from the date of acquisition. As a result of this transaction, the Company recognized a gain on the acquisition of approximately $25,532.

As a result of this transaction, the Company recorded approximately $98,865 of written premium and $31,568 of fee income since the acquisition date during the year ended December 31, 2013.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

First Nonprofit Companies, Inc.

On December 31, 2012, the Company completed the acquisition of First Nonprofit Companies, Inc. ("FNC") for approximately $55,000. FNC serves approximately 1,500 nonprofit and government entities covering approximately $5,000 of annual payroll. FNC offers unique services as well as insurance programs that are designed to allow nonprofit and government entities to economically manage their unemployment tax obligations. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $55,000, which consisted primarily of goodwill and intangible assets of $28,210 and $40,500, respectively. The intangible assets consist of relationships and have a life of 18 years. The goodwill and intangibles are included as a component of the Small Commercial Business segment. As a result of this transaction, the Company recorded approximately $22,735 of fee income for the year ended December 31, 2013.

AHL

During 2013 and 2012, AmTrust Holdings Luxembourg S.A.R.L. (“AHL”) completed a series of acquisitions described below. AHL is a holding company that purchases Luxembourg-domiciled reinsurance entities. In connection with these transactions, the Company acquired cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The equalization reserves originally established by the seller under Luxembourg law allowed the reinsurer to offset any taxable income. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators and is subject to reassessment every five years. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

If a Luxembourg reinsurer can assume business that generates losses, which are then offset by reductions in the equalization reserves, the reinsurer can permanently defer the income tax. Subsequent to the acquisition, the Company cedes premium and associated losses to the reinsurance companies through intercompany reinsurance arrangements. Provided the Company is able to cede business that operates at a loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2013, the Company had approximately $621,313 of unutilized equalization reserves and an associated deferred tax liability of approximately $186,394. During 2013, 2012 and 2011, the Company was able to reduce its overall expenses by a net amount of approximately $214, $9,274 and $26,916, respectively, to reflect the net reduction of the deferred tax liability offset by goodwill impairment charges related to the utilization of the equalization reserves. Under the Company's business plans currently in effect, the Company expects that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreements will cause the equalization reserves to be fully utilized in three to five years subsequent to the acquisition of the Luxembourg reinsurer, at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of these intercompany reinsurance agreements are appropriately eliminated in consolidation.

In December 2013, AHL acquired all the issued and outstanding stock of Atlas COPCO Reinsurance S.A., a Luxembourg domiciled reinsurance company, from ATLAS COPCO AB. The purchase price of Atlas COPCO Reinsurance S.A. was approximately $80,700. The Company recorded approximately $89,100 of cash, goodwill of $16,900 and a deferred tax liability of $25,300. Atlas COPCO Reinsurance S.A. subsequently changed its name to AmTrust Re Aries S.A.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

In November 2013, AHL acquired all the issued and outstanding stock of Re'A FIN S.A., a Luxembourg domiciled reinsurance company, from SRIW Finance SA and SPARXIS SA. The purchase price of Re'A FIN S.A. was approximately $93,400. The Company recorded approximately $102,800 of cash, goodwill of $18,700 and a deferred tax liability of $28,100. Re'A FIN S.A. subsequently changed its name to AmTrust Re Taurus S.A.

In December 2012, AHL acquired all the issued and outstanding stock of Inter Re S.A., a Luxembourg domiciled reinsurance company, from USG People. The purchase price of Inter Re S.A. was approximately $40,600. The Company recorded approximately $44,800 of cash, goodwill of $8,500 and a deferred tax liability of $12,700. Inter Re S.A. subsequently changed its name to AmTrust Re Epsilon.

In December 2012, AHL acquired all the issued and outstanding stock of Socare S.A., a Luxembourg domiciled reinsurance company, from Cactus S.A. The purchase price of Socare S.A. was approximately $119,300. The Company recorded approximately $130,500 of cash, goodwill of $26,200 and a deferred tax liability of $37,400. Socare S.A. subsequently changed its name to AmTrust Re Theta.

CNH Capital's Insurance Agencies

In July 2012, the Company completed the acquisition of CNH Capital Insurance Agency Inc. and CNH Capital Canada Insurance Agency, Ltd., collectively known as "CNH Capital Insurance Agencies," from CNH Capital, the financial services business of CNH Global N.V., for approximately $34,000. The acquisition allows the Company to enhance and expand CNH Capital Insurance Agencies' offering of equipment extended service contracts and other insurance products to Case IH, Case Construction, New Holland Agriculture and New Holland Construction equipment dealers in the United States and Canada. Additionally, the Company entered into service and license agreements with CNH Capital whereby the Company will make future payments based on gross revenues of the CNH Capital Insurance Agencies. In accordance with FASB ASC 805-10, Business Combinations, the Company recorded a purchase price of $34,000, which consisted primarily of goodwill and intangible assets of approximately $21,340 and $19,400, respectively. The intangible assets consist of renewal rights and licenses and have asset lives of between 5 years and 10 years. The goodwill and intangibles are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this transaction, the Company recorded approximately $30,015 and $9,800 of fee income and approximately $52,834 and $29,644 of written premium during the years ended December 31, 2013 and 2012, respectively.

6. Investment in Life Settlements

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, the Company formed Tiger Capital LLC (“Tiger”) with a subsidiary of National General Holdings Corp. ("NGHC") for the purpose of acquiring life settlement contracts. In 2011, the Company formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of NGHC and AMT Capital Holdings, S.A. (“AMTCH”) with ACP Re, Ltd., an entity controlled by the Michael Karfunkel 2005 Grantor Retained Annuity Trust, for the purpose of acquiring additional life settlement contracts. On March 28, 2013, ACP Re, Ltd. sold its interest in AMTCH to NGHC. In addition, during the fourth quarter, the Company formed AMT Capital Holdings II, S.A. ("AMTCH II") with a subsidiary of NGHC for the purpose of acquiring life settlement contracts. The Company has a fifty percent ownership interest in each of Tiger, AMT Alpha, AMTCH and AMTCH II (collectively, the “LSC entities”). The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC entities. Additionally, in conjunction with the Company’s 15.4% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

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

Total capital contributions of $70,780 and $40,062 were made to the LSC entities during the years ended December 31, 2013 and 2012, respectively, for which the Company contributed approximately $35,380 and $20,100 in those same periods. The LSC entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements and premium finance loans were approximately $233,024 and $193,927 as of December 31, 2013 and 2012, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment in life settlement contracts net of profit commission for the years ended December 31, 2013, 2012 and 2011 of approximately $3,800, $13,822 and $46,892, respectively, related to the life settlement contracts.

In addition to the 271 and 256 policies disclosed in the table below as of December 31, 2013 and 2012, respectively, Tiger owned 2 and 13 premium finance loans as of December 31, 2013 and 2012, respectively, which were secured by life insurance policies and were carried at a value of $0 as of December 31, 2013 and 2012. As of December 31, 2013, the face value amounts, of the related 271 life insurance policies and 2 premium finance loans were approximately $1,762,409 and $0, respectively. The premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policy or allow the policy to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan.

The following tables describe the Company’s investment in life settlements as of December 31, 2013 and 2012:

(Amounts in thousands, except Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2013
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	1	2,726	5,000
3 – 4	13	53,767	103,000
4 – 5	2	5,622	13,000
Thereafter	255	170,909	1,641,409
Total	271	$233,024	$1,762,409
As of December 31, 2012
0 – 1	—	$—	$—
1 – 2	6	27,511	58,000
2 – 3	4	13,678	25,000
3 – 4	1	4,775	10,000
4 – 5	2	6,004	20,000
Thereafter	243	141,959	1,559,909
Total	256	$193,927	$1,672,909

(1) The Company determined the fair value as of December 31, 2013 based on 191 policies out of 271 policies, as the Company assigned no value to 80 of the policies as of December 31, 2013. The Company determined the fair value as of December 31, 2012 based on 173

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

policies out of 256 policies, as the Company assigned no value to 83 of the policies as of December 31, 2012. The Company estimates the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company’s acquired polices were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company has chosen to continue to make premium payments on these types of policies before the premium amounts escalate. The Company expenses all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the years ended December 31, 2013 and 2012:

	2013	2012
Number of policies with a negative value from discounted cash flow model	80	83
Premiums paid for the year ended	$9,371	$7,109
Death benefit received	$3,012	$5,036

Premiums to be paid by the LSC entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2013, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2014	$34,296	$267	$34,563
2015	37,565	295	37,860
2016	48,466	409	48,875
2017	46,499	296	46,795
2018	34,732	266	34,998
Thereafter	543,433	3,187	546,620
	$744,991	$4,720	$749,711

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Intangible Assets and Goodwill

During 2013, the Company reclassified its previously recorded intangible assets related to its Luxembourg-domiciled reinsurance entities to goodwill. The Company previously recorded any residual value from the acquired reinsurance companies as an intangible asset. This intangible asset was amortized based on the utilization of the equalization reserves. The reclassification increased the value of the Specialty Risk and Extended Warranty segment's goodwill by $96,866 and $79,070 as of December 31, 2012 and 2011, respectively.

The composition of the intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2013	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$373,591	$—	$373,591	Indefinite Life
Renewal rights	30,880	11,438	19,442	7 – 17 years
Covenant not to compete	7,756	7,692	64	3 – 9 years
Distribution networks	100,163	28,136	72,027	10 – 20 years
Software	2,266	2,076	190	20 years
Customer relationships	132,266	18,215	114,051	5 – 18 years
Trademarks	5,001	4,751	250	2 – 15 years
Trademarks	6,460	—	6,460	Indefinite Life
Licenses	12,608	3,702	8,906	5 - 50 years
Licenses	21,540	—	21,540	Indefinite Life
Use rights	38,507	—	38,507	Indefinite Life
Other	14,736	4,371	10,365	4 years
Total	$745,774	$80,381	$665,393	14 years average

(Amounts in Thousands) As of December 31, 2012	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$326,646	$—	$326,646	Indefinite Life
Renewal rights	30,880	7,373	23,507	7 – 17 years
Covenant not to compete	7,756	6,629	1,127	3 – 9 years
Distribution networks	96,586	20,748	75,838	10 – 20 years
Software	2,293	2,052	241	20 years
Customer relationships	63,595	6,085	57,510	5 – 18 years
Trademarks	5,193	3,615	1,578	2 – 15 years
Trademarks	5,033	—	5,033	Indefinite Life
Licenses	12,608	1,255	11,353	5 - 50 years
Licenses	16,340	—	16,340	Indefinite Life
Use rights	11,868	—	11,868	Indefinite Life
Other	2,755	957	1,798	4 years
Total	$581,553	$48,714	$532,839	14 years average

The Company identifies reporting units for goodwill impairment testing in accordance with ASC 350-20-35 Intangibles - Goodwill and Other. The Company generally combines reporting units, which are a component of an operating segment, when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. For the year ended December 31, 2013 and 2012, the Company had seven reporting units that it tested for goodwill impairment, which is tested as of October 1st. The Company had one reporting unit, Specialty Risk and Extended Warranty - Luxembourg reporting unit (“RU”), which was at risk of failing step 1 in the goodwill impairment test required under ASC 350 Intangibles - Goodwill and Other. This RU had $96,866 and $79,070 of goodwill as of the test date in 2013 and 2012, respectively. For the RU, a step 1 analysis was performed to determine whether an impairment existed using an

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

October 1st measurement date. Since Luxembourg reinsurance companies are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and was used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that the RU’s carrying value exceeded its fair value. Accordingly, the Company performed a Step 2 impairment test and recorded a non-cash goodwill impairment charge of $10,226 and $16,389 as of December 31, 2013 and 2012, respectively.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2012	$85,812	$155,562	$13,620	$254,994
Goodwill additions	30,460	55,525	2,200	88,185
Goodwill impairment		(16,389)		(16,389)
Foreign currency translation	—	(144)	—	(144)
Balance as of January 1, 2013	$116,272	$194,554	$15,820	$326,646
Goodwill additions	—	54,932	2,121	57,053
Goodwill impairment		(10,226)		(10,226)
Foreign currency translation	—	118	—	118
Balance as of December 31, 2013	$116,272	$239,378	$17,941	$373,591

Goodwill added during 2013 resulted primarily from the acquisitions of AmTrust Re Aries S.A., AmTrust Re Taurus S.A., and AMTCS in the Specialty Risk and Extended Warranty segment. Goodwill added during 2012 resulted primarily from the acquisitions of FNC in the Small Commercial Business segment and the CNH Capital Insurance Agencies in the Specialty Risk and Extended Warranty segment. The Company recorded impairment of $10,226 and $16,389 on goodwill related to the Luxembourg-domiciled reinsurance entities during the years ended December 31, 2013 and 2012, respectively. No additional impairment was recorded during the years ended December 31, 2013, 2012 and 2011, except for the aforementioned impairment related to the Company's Luxembourg-domiciled reinsurance entities. Finite lived intangible assets are generally amortized under the straight-line method, except for renewal rights, which the Company amortizes using a 125% accelerated method, and certain customer relationships, which are amortized based on usage with the customer relationships. Amortization expense for 2013, 2012 and 2011 was $31,667, $17,169 and $9,852, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2014	$33,155
2015	30,870
2016	27,694
2017	22,542
2018	19,094

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

8. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2013	2012
Land	$7,593	$7,593
Building	23,284	21,636
Software	65,699	41,915
Computer equipment	27,575	17,384
Other equipment	19,881	18,059
Leasehold improvements	22,968	10,596
	167,000	117,183
Less: Accumulated depreciation and amortization	(62,701)	(41,250)
	$104,299	$75,933

Depreciation expense was $21,451, $13,221 and $9,806 for the years ended December 31, 2013, 2012 and 2011.

9. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2013, 2012 and 2011:

(Amounts in Thousands)	2013	2012	2011
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$2,426,400	$1,879,175	$1,263,537
Less: Reinsurance recoverables at beginning of year	1,180,212	972,392	670,877
Net balance, beginning of year	1,246,188	906,783	592,660
Incurred related to:
Current year	1,486,418	909,818	665,812
Prior year	30,943	12,857	12,521
Total incurred losses during the year	1,517,361	922,675	678,333
Paid losses and LAE related to:
Current year	(617,539)	(406,238)	(390,267)
Prior year	(335,621)	(285,479)	(179,721)
Total payments for losses and LAE	(953,160)	(691,717)	(569,988)
Commuted loss reserves	—	91,529	—
Net balance, December 31	1,810,389	1,229,270	701,005
Acquired outstanding loss and loss adjustment reserve	807,592	13,137	209,651
Effect of foreign exchange rates	10,564	3,781	(3,873)
Plus reinsurance recoverables at end of year	1,739,689	1,180,212	972,392
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$4,368,234	$2,426,400	$1,879,175

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

In 2013, 2012 and 2011, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $30,943, $12,857 and $12,521, respectively, primarily as a result of unfavorable loss development due to higher actuarial estimates based on actual losses. The percentage of the Company's unpaid losses and LAE related to IBNR was 42.4%, 34.5% and 40.3% as of December 31, 2013, 2012 and 2011, respectively. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and developed more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

10. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2013	2012
Premium taxes, assessments and surcharges payable	$173,274	$110,540
Redeemable contractual obligations	132,608	—
Accounts and commissions payable	100,780	76,806
Deferred warranty revenue	84,230	62,721
Other accrued expenses and liabilities	147,112	156,380
	$638,004	$406,447

11. Debt

The Company’s borrowings consisted of the following at December 31, 2013 and 2012:

(Amounts in Thousands) As of December 31,	2013	2012
Revolving credit facility	$—	$—
Convertible senior notes	164,218	161,218
6.125% Notes due 2023	250,000	—
Subordinated debentures	123,714	123,714
Secured loan agreements	7,742	9,041
Promissory notes	14,500	8,000
	$560,174	$301,973

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Aggregate scheduled maturities of the Company’s borrowings at December 31, 2013 are:

(Amounts in Thousands)
2014	$1,068
2015	1,116
2016	1,167
2017	1,220
2018	3,171
Thereafter	552,432	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $35,782.

Revolving Credit Agreement

On August 10, 2012, the Company entered into a four-year, $200,000 credit agreement (the "Credit Agreement"), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000. Fees associated with the Credit Agreement were approximately $989. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all of its covenants as of December 31, 2013.

As of December 31, 2013, the Company had no outstanding borrowings under this Credit Agreement. The Company had outstanding letters of credit in place under this Credit Agreement at December 31, 2013 for $83,546, which reduced the availability for letters of credit to $16,454 as of December 31, 2013, and the availability under the facility to $116,454 as of December 31, 2013.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the credit agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of December 31, 2013 and 2012 was 1.50% and 2.50%. The Company recorded total interest expense of approximately $1,752 and $1,884 for the years ended December 31, 2013 and 2012, respectively, under the revolving credit agreements.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at December 31, 2013), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio and was 0.25% at December 31, 2013).

Convertible Senior Notes

In December 2011, the Company issued $175,000 aggregate principal amount of its 5.5% convertible senior notes due 2021 (the “Convertible Notes”) to certain initial purchasers in a private placement. In January 2012, the Company issued an additional $25,000 of the Convertible Notes to cover the initial purchasers' overallotment option. The Convertible Notes bear interest at a rate equal to 5.5% per year, payable semi-annually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

conversion rate at December 31, 2013 is equal to 38.2129 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $26.17 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Convertible Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes) involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase their Convertible Notes for cash, in whole or in part, at 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The Company separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the Convertible Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Convertible Notes was $14,476, $14,031, and $524 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table shows the amounts recorded for the Notes as of December 31, 2013 and 2012:

(Amounts in Thousands)	December 31, 2013	December 31, 2012
Liability component
Outstanding principal	$200,000	$200,000
Unamortized OID	(35,782)	(38,782)
Liability component	$164,218	$161,218
Equity component, net of tax	$27,092	$27,092

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature August 15, 2023, unless earlier purchased by the Company. Fees associated with the Notes we approximately $2,637. The indenture governing the Notes contains covenants whereby the interest rates will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated debt ratio under this agreement was less than 30% as of December 31, 2013. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's convertible senior notes and amounts under the revolving credit agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $5,845 for the year ended December 31, 2013.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2013 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $8,099, $8,297 and $9,871 of interest expense for the years ended December 31, 2013, 2012 and 2011, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of December 31, 2013:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.543	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.243	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of 5 years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Secured Loan Agreement

During 2011, the Company, through a wholly-owned subsidiary, entered into a seven year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 commencing on March 25, 2011 and ending on February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $380, $432 and $402 for the years ended December 31, 2013, 2012 and 2011, respectively, related to this agreement. The loan is secured by the aircraft.

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

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 20. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $290 and $100 for the year ended December 31, 2013 and 2012, respectively, related to the notes. Additionally, the Company recorded approximately $1,430 of deferred financing fees.

In May 2013, as part of its acquisition of Mutual Insurers Holding Company ("MIHC") as discussed in Note 5. "Acquisitions", the Company assumed two promissory notes totaling $6,500 for which the principal is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three months libor per annum, which was 4.1% as of December 31, 2013. The Company recorded $210 of interest expense related to these notes for the year ended December 31, 2013.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Sagicor Credit Agreement

On November 26, 2013, the Company (as “Guarantor”), and two of its wholly-owned subsidiaries, AmTrust International Insurance, Ltd. (the “Account Party”) and AmTrust Corporate Capital Limited ("IGI Group") entered into a £200,000 credit facility agreement with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The credit facility, which matures on December 31, 2017, is a letter of credit facility that is used to support the Company’s capacity at Lloyd’s as a member of Syndicates 2526, 1206 and 44 for the 2014 underwriting year of account, as well as prior open years of account. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, transactions with affiliates and the sale of assets, and requirements to maintain certain consolidated net worth, statutory surplus, leverage and fixed charge coverage ratios.

The facility is secured by a pledge of a collateral account established in the United States pursuant to a pledge and security agreement and in the United Kingdom pursuant to a Deed of Charge dated as of November 26, 2013. At the outset, the collateral account is 50% funded. The collateral account will be required to be 100% funded upon the occurrence of certain specified events, including an event of default, the financial strength rating of the Account Party falling below A-, the forecast underwriting losses exceeding a certain level for any year supported by a letter of credit or any non-extension notice is given with respect to any letter of credit.

As of December 31, 2013, the Company had outstanding letters of credit of $322,562 in place under this credit facility, which reduced the total availability under the facility to $8,921.

Fees payable by the Company under the credit facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.55% and on the unsecured potion of the letters of credit determined based on the Account Party’s then-current financial strength rating issued by A.M. Best. As of December 31, 2013, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Account Party’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and a facility fee upon closing of 0.15% of the total aggregate commitment at December 31, 2013.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank.The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company's obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders. The credit limit is for $75,000 and was utilized for $48,467 as of December 31, 2013. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $27,768 as of December 31, 2013.

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
In its proportional reinsurance programs, the Company generally receives a commission on the premium ceded to reinsurers. This compensates the Company's insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of the Company's reinsurance treaties allow it to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on the Company's behalf and are compensated, directly or indirectly, by the reinsurers. The Company also places reinsurance with direct markets and enters reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit.
In order to reduce its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of companies and syndicates that it believes to be financially sound. The Company carefully monitors the credit quality of its reinsurers when the Company places new and renewal reinsurance, as well as on an ongoing, current basis. The Company uses objective criteria to select and retain its reinsurers, including requiring minimum surplus of $500,000 and a financial strength rating of “A-” or better from A.M. Best Company, Inc. or Standard & Poor's Corporation. The Company approves exceptions to these criteria when warranted.
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

Reinsurance Programs and Retentions

The following tables provide a summary of the Company's primary reinsurance programs as of December 31, 2013 for the United States and internationally:

(Amounts in Thousands)	2013 Domestic Reinsurance Program
Type of Reinsurance	Retention	Limits (per occurrence)	Coverage
Workers’ Compensation Excess of Loss	$5,000	$381,700	100% of $376,700
Property, Excess of Loss	$2,000	$30,000	100% of $28,000
Property Catastrophe, Excess of Loss	$5,000	$140,000	96.3% of $135,000
Casualty/Umbrella Excess of Loss	$2,500	$40,000	88.8% of $37,500
Equipment Breakdown, Pro Rata	$0	$100,000	100% of $100,000

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	2013 International Reinsurance Program
Type of Reinsurance	Retention	Limits(per occurrence)	Coverage
Property, Excess of Loss	$800	$3,200	100% of $2,400
Property Catastrophe, Excess of Loss	$8,000	$184,000	100% of $176,000
Surety, Pro Rata and Excess of Loss	$4,000	$41,500	100% of $45,500
Casualty, Excess of Loss	$1,600	$16,000	100% of $15,400
Latent Defect, Excess of Loss	$3,200	$48,000	100% of $44,800
Accident and Health, Excess of Loss	$800	$32,000	100% of $31,200
Medical Malpractice, Pro Rata	$7,800	$5,200	40% of $13,000

If the Company incurs catastrophe losses and loss settlement expenses that exceed the coverage limits of its reinsurance program, many of its property catastrophe programs have built in a fixed number of reinstatement of limits. For example, if the Company incurs a property catastrophe loss, it is required to pay the reinsurers a reinstatement premium equal to the full amount of the original premium.

During the third quarter of 2007, the Company entered into a master agreement with Maiden, as amended, by which its Bermuda subsidiary, AII, and Maiden Insurance entered into a quota share reinsurance agreement, as amended (the “Maiden Quota Share”). For a description of this agreement, see Note 13. “Related Party Transactions.”

The effect of reinsurance with unrelated companies on premiums and losses for 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013		2012		2011
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$3,869,893	$3,308,136	$2,494,846	$2,067,635	$1,843,185	$1,553,878
Assumed	247,018	254,863	254,480	270,008	307,287	265,258
Ceded	(1,551,238)	(1,297,009)	(1,101,289)	(918,791)	(873,875)	(782,275)
	$2,565,673	$2,265,990	$1,648,037	$1,418,852	$1,276,597	$1,036,861

	As of December 31,
	2013		2012		2011
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$378,564	$(1,739,689)	$503,174	$(1,185,056)	$547,127	$(972,392)
Unearned premiums	103,878	(1,011,304)	108,679	(754,844)	124,207	(584,871)
Loss and LAE expense incurred	91,109	(975,434)	166,191	(638,595)	222,859	(575,794)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2013 and 2012, the Company had no commutations related to workers’ compensation that were included in ceded reinsurance treaties.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, the principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of December 31, 2013, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AEL, net of commissions) and 40% of losses excluding certain business that the Company commenced writing after the effective date, including the Company's European medical liability business discussed below, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

On March 7, 2013, after receipt of approval from each of the Company's and Maiden's Audit Committee, the Company and Maiden executed an amendment to the Maiden Quota Share. The amendment provides that, effective January 1, 2013, AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission remains 34.375%. With regards to the Specialty Program portion of Covered Business only, the Company will be responsible for ultimate net loss otherwise recoverable from Maiden Insurance to the extent that the loss ratio to Maiden Insurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “Specialty Program Loss Corridor”). For the purposes of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers' compensation business written in the Company's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Effective September 1, 2010, the Company, through its subsidiary, Security National Insurance Company (“SNIC”), entered into a reinsurance agreement with Maiden Reinsurance Company and an unrelated third party. Under the agreement, which expired on August 31, 2013 and is currently in run-off, SNIC cedes 80% of the gross liabilities produced under the Southern General Agency program to Maiden Reinsurance Company and 20% of the gross liabilities produced to the unrelated third party. SNIC received a five percent commission on ceded written premiums.

Excess of Loss Reinsurance with Maiden Reinsurance Company

In 2012, the Company, through its insurance company subsidiaries, entered into an excess of loss reinsurance arrangement with Maiden Reinsurance Company applicable to select automobile liability and general liability policies written in conjunction with a for-hire commercial automobile insurance program. This reinsurance arrangement allows the Company's insurance company subsidiaries to offer $2,000 limits, with the first $1,000 of ultimate net loss from any one policy and any one loss occurrence to be retained by the Company. Maiden Reinsurance Company would be responsible for the amount of ultimate net loss from any one policy and any one loss occurrence over $1,000, but not to exceed $2,000. There is no aggregate limit on this reinsurance arrangement. During the year ended December 31, 2013, the Company wrote approximately $870 of gross written premium related to this arrangement.

The following is the effect on the Company’s results of operations for the years ended December 31, 2013, 2012 and 2011 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2013	2012	2011
Results of operations:
Premium written – ceded	$(1,150,394)	$(846,491)	$(703,175)
Change in unearned premium – ceded	162,846	116,168	143,553
Earned premium – ceded	$(987,548)	$(730,323)	$(559,622)
Ceding commission on premium written	$330,186	$223,111	$182,316
Ceding commission – deferred	(53,630)	(26,129)	(28,363)
Ceding commission – earned	$276,556	$196,982	$153,953
Incurred loss and loss adjustment expense – ceded	$715,832	$526,210	$401,822

Fronting Arrangement with Maiden Specialty Insurance Company

Effective September 1, 2010, the Company, through its subsidiary Technology Insurance Company. Inc. ("TIC"), entered into a quota share reinsurance agreement with Maiden Specialty Insurance Company (“Maiden Specialty”) by which TIC assumes a portion (generally 90%) of premiums and losses with respect to certain surplus lines programs written by Maiden Specialty on behalf of the Company (the “Surplus Lines Facility”). The Surplus Lines Facility enables the Company to write business on a surplus lines basis throughout the United States. Currently, the Company is utilizing the Surplus Lines Facility for two programs for which Maiden Specialty receives a five percent ceding commission on all premiums ceded by Maiden Specialty to TIC. The Surplus Lines Facility shall remain continuously in force until terminated. The Company has obtained surplus lines authority for two of its insurance company subsidiaries, which has significantly decreased the need for the Surplus Lines Facility. As a result of this agreement, the Company assumed approximately $498, $524 and $18,000 of written premium during the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded earned premium of approximately $920, $7,507 and $10,400 and incurred losses of approximately $397, $4,552 and $6,500 for the years ended December 31, 2013, 2012 and 2011, respectively.
Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of December 31, 2013 and 2012. The Company recorded $2,623, $1,951 and $1,925 of interest expense during the years ended December 31, 2013, 2012 and 2011, respectively. Effective December 1, 2008, AII and Maiden

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of December 31, 2013 was approximately $1,097,357. Maiden retains ownership of the collateral in the trust account.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $17,498, $8,759 and $8,082 of brokerage commission (recorded as a component of Service and fee income) during the years ended December 31, 2013, 2012 and 2011, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of December 31, 2013, the Company managed approximately $3,219,800 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company earned approximately $4,388, $3,697 and $3,046 of investment management fees (recorded as a component of service and fee income) for the years ended December 31, 2013, 2012 and 2011, respectively.

Senior Notes

In 2013, the Company, through a subsidiary, sold its 8.25% Senior Notes due 2041 (the "Notes") issued by Maiden Holdings North America, Ltd., a subsidiary of Maiden, for approximately $13,000. The Notes were purchased for $12,500 of an aggregate $107,500 principal amount in 2011.

National General Holding Corp.

The Company has a strategic investment in National General Holding Corp. (“NGHC”). NGHC was formed by The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and the Company for the purpose of acquiring from GMAC Insurance Holdings, Inc. and Motor Insurance Corporation their U.S. consumer property and casualty insurance business, a writer of automobile coverages through independent agents in the United States. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. The acquisition included ten statutory insurance companies (the “NGHC Insurers”). From the time of the acquisition in 2010 until June 2013, Michael Karfunkel, individually, and the Trust owned 100% of NGHC's common stock (subject to the Company’s conversion rights described below). Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman of the Board of Directors of NGHC.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

On June 5, 2013, the Company converted its 53,054 shares of Preferred Stock into 42,958 shares of NGHC common stock, par value $0.01 per share, which became 12,295,430 shares of common stock after NGHC effected a 286.22:1 stock split on June 6, 2013. In addition, on June 5, 2013, NGHC declared the Company's cumulative dividend of approximately 12,203 on the Preferred Stock payable through that date. On June 6, 2013, NGHC issued 21,850,000 shares in a 144A offering, which resulted in the Company owning 15.4% of the issued and outstanding common stock of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company continues to account for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations. The Company realized a gain on sale of $8,644 from a decrease in the Company's ownership percentage of NGHC as a result of the stock issuance, which is included in equity in earnings of unconsolidated subsidiary.

In total, the Company recorded $11,566, $9,295 and $4,882 of income during the years ended December 31, 2013, 2012 and 2011, respectively related to its equity investment in NGHC.

Personal Lines Quota Share

In 2010, the Company entered into a quota share reinsurance agreement (“Personal Lines Quota Share”) among Integon National Insurance Company ("Integon"), lead insurance company on behalf of the NGHC Insurers, as cedent, and the Company, ACP Re, Ltd., and Maiden Insurance Company, Ltd., as reinsurers. The Personal Lines Quota Share provided that the reinsurers, severally, in accordance with their participation percentages, received 50% of the net premium of the NGHC Insurers and assumed 50% of the related net losses. The Company had a 20% participation in the Personal Lines Quota Share, by which it received 10% of the net premiums of the personal lines business and assumed 10% of the related net losses. The Personal Lines Quota Share, provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The results of its operations from the quota share represent the Company's Personal Lines Reinsurance segment. On August 1, 2013, the Company and its wholly-owned subsidiary, Technology Insurance Company, Inc. ("TIC") received notice from Integon that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share. The termination is on a run-off basis, meaning TIC will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As the Company retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, the Company will not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. As a result of this agreement, the Company assumed $65,827, $118,141 and $102,598 of business from the NGHC Insurers during the years ended December 31, 2013, 2012 and 2011, respectively.

Accident and Health Portfolio Transfer and Quota Share

Effective January 1, 2013, the Company, through one of its subsidiaries, entered into a Portfolio Transfer and Quota Share Agreements (the "A&H Quota Share) with National Health Insurance Company ("NHIC"), a subsidiary of NGHC, related to the assumption by NHIC of the Company's book of A&H business. Pursuant to the A&H Quota Share, NHIC assumed 100% of the Company's loss and unearned premium reserves related to the book of A&H business, which total approximately $2,544. For the existing book of business, NHIC paid the Company a ceding commission equal to the Company's acquisition costs and reinsurance costs of $474. In addition, the Company agreed to continue to issue policies with respect to certain programs assumed by NHIC and certain new A&H programs for such new policies, for which the Company will cede 100% of the premiums related to such polices, subject to a ceding commission of five percent plus its acquisition costs and reinsurance costs. The Company recorded approximately $614 of ceding commission for the year ended December 31, 2013, related to the A&H Quota Share.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost that is currently 1.25% of gross premiums written of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $24,196, $14,444 and $4,022 of fee income for the years ended December 31, 2013, 2012 and 2011, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $801,000 of assets as of December 31, 2013 related to this agreement. As a result of this agreement, the Company earned approximately $1,725, $1,503 and $1,550 of investment management fees for the years ended December 31, 2013, 2012 and 2011, respectively.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $25,921, $15,947 and $5,572 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $11,384.

800 Superior LLC

In August 2011, the Company formed 800 Superior, LLC with a subsidiary of NGHC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. Additionally in conjunction with the Company’s 15.4% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of the LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

Additionally in 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and NGHC paid 800 Superior, LLC $2,329 and $1,391 for the years ended December 31, 2013 and 2012, respectively. As discussed in Note 20. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $730, $733 and $665 for the years ended December 31, 2013, 2012 and 2011, respectively.

In November 2012, the Company entered into an agreement for its office space in Chicago, Illinois with 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel.  The lease term is through November 30, 2022. This lease replaced an existing lease with another entity wholly-owned by the Karfunkels. The Company paid approximately $480 for this lease for the year ended December 31, 2013. The Company did not make any payments during the year ended December 31, 2012 pursuant to this new lease agreement.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Management Agreement with ACP Re, Ltd.

The Company provides investment management services to ACP Re, Ltd. at (i) an annual rate of 0.20% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re, Ltd.’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. During the three months ended March 31, 2013, the Company also provided accounting and administrative services to ACP Re, Ltd. for a monthly fee of $10. The Company managed approximately $109,500 of assets as of December 31, 2013. The Company recorded approximately $238 and $638 for these services for the year ended December 31, 2013 and 2012, respectively.

Use of Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and NGHC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the years ended December 31, 2013, 2012 and 2011, Maiden paid AUI $38, $59, and $74, respectively, and NGHC paid AUI $140, $165, and $185, respectively, for the use of AUI’s aircraft under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Mr. Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, has fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. Mr. Zyskind reimbursed the Company $74, $192, and $200 respectively, for his personal use of AUI's aircraft during the years ended December 31, 2013, 2012 and 2011. Mr. Karfunkel reimbursed the Company $55 during the year ended December 31, 2013 and $30 during the year ended December 31, 2011 for his personal use of AUI's aircraft. Mr. Karfunkel did not use the aircraft for personal use in 2012.

14. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the years ended December 31, 2013, 2012 and 2011:

(Amounts in Thousands)	2013	2012	2011
Policy acquisition expenses	$244,461	$178,633	$102,511
Salaries and benefits	247,173	155,441	119,171
Other insurance general and administrative expense	41,528	21,931	49,685
	$533,162	$356,005	$271,367

15. Share Based Compensation

The Company's 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance share units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2013, approximately 5,300,000 shares of Company common stock remained available for grants under the Plan.

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

The Company paid a ten percent stock dividend in 2013 and 2012. At the dividend date, all options outstanding were adjusted by ten percent and their respective exercise prices were reduced by ten percent, which ultimately resulted in each outstanding share having the same fair value immediately prior to and subsequent to the dividend date. Therefore, the Company did not record any additional compensation expense as a result of either stock dividend. The Company also adjusted outstanding RSUs, unvested restricted stock and PSUs, resulting in no additional compensation expense.

The following information and tables below for stock options, restricted stock and RSUs have been adjusted retroactively in all periods presented. The following schedule shows all options granted, exercised, and expired under the Plan for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,675,776	$9.41	4,546,678	$9.06	5,025,350	$8.63
Granted	78,001	29.78	45,981	23.63	284,362	13.91
Exercised	(747,272)	7.21	(821,745)	7.98	(634,964)	7.61
Forfeited	(9,045)	8.90	(95,138)	11.87	(128,070)	10.36
Outstanding at end of year	2,997,460	$10.49	3,675,776	$9.41	4,546,678	$9.06

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Volatility	33.09%	32.68%	32.75%
Risk-free interest rate	0.88%	0.73%	2.11%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.68%	1.37%	1.65%
Forfeiture rate	0.50%	0.50%	0.50%

The weighted average grant date fair value of options granted was $8.10, $8.44 and $5.05 during 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, all option grants outstanding had an approximate weighted average remaining life of 4.4 and 4.9 years, respectively. As of December 31, 2013 and 2012, there were approximately 2,800,000 shares and 3,400,000 shares, respectively, with a weighted average exercise price of $9.69 and $8.99, respectively, which were exercisable.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the Company’s restricted stock and RSU activity for the years ended December 31, 2013, 2012 and 2011 is shown below:

	2013		2012		2011
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	888,197	$20.86	352,453	$15.14	168,699	$11.60
Granted	291,430	31.17	638,177	23.04	247,226	16.85
Vested	(262,031)	19.81	(101,681)	14.70	(53,532)	11.64
Forfeited	(581)	29.31	(752)	20.86	(9,940)	16.52
Non-vested at end of year	917,015	$24.43	888,197	$20.86	352,453	$15.14

The Company has 462,213 PSUs granted as of December 31, 2013. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of a pre-determined period. The fair value of these PSUs on the date of the grants was $12,052.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $11,186, $7,172 and $5,571 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had approximately $23,857, $20,665 and $5,346 of unrecognized compensation cost related to all share based compensation as of December 31, 2013, 2012 and 2011, respectively.

The intrinsic value of stock options exercised during 2013, 2012 and 2011 was $19,352, $12,061 and $4,226, respectively. The intrinsic value of stock options that were outstanding as December 31, 2013, 2012 and 2011 was $66,559 and $70,860 and $56,962, respectively.

Cash received from options exercised was $5,387, $8,873 and $5,425 during 2013, 2012 and 2011 respectively.The excess tax benefit from award exercises was approximately $5,109 and $2,500 for the years ended December 31, 2013 and 2012.

16. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2013, 2012 and 2011:

(Amounts in Thousands) Income Tax Provision (Benefit)	2013	2012	2011
Current expense (benefit)
Federal	$49,565	$6,402	$11,147
Foreign	29,935	21,052	21,345
Total current tax expense	79,500	27,454	32,492
Deferred expense (benefit)
Federal	$13,741	$9,919	$40,462
Foreign	4,778	(16,081)	(87,977)
Total deferred tax expense	18,519	(6,162)	(47,515)
Total income tax expense	$98,019	$21,292	$(15,023)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the years ended December 31, 2013, 2012 and 2011:

(Amounts in Thousands)	2013	2012	2011
Income before equity in earnings (loss) of unconsolidated subsidiaries	$375,683	$196,857	$171,259
Tax at federal statutory rate of 35%	$131,489	$68,900	$59,941
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(45,075)	(43,806)	(28,202)
Other, net	11,605	(3,802)	(46,762)
	$98,019	$21,292	$(15,023)
Effective tax rate	26.1%	10.8%	(8.8)%

In 2013, the Company reclassified the reduction to its Luxembourg tax liability that was previously recorded as a reduction to policy acquisition expense to a reduction in its provision for income taxes in accordance with ASC 740 Income Taxes. As a result of the reclassification, the Company reduced its income tax expense by $25,653 and $57,396 for the years ended December 31, 2012 and 2011, respectively, and increased its deferred tax liability by $19,274 as of December 31, 2012.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2013 and 2012 are shown below:

(Amounts in Thousands)	2013	2012
Deferred tax assets:
Unearned premiums	$83,410	$67,163
Ceding commission	82,554	63,939
Loss and LAE reserves	43,452	33,525
Other	60,673	33,401
Deferred compensation	7,183	6,217
Bad debt	8,790	5,726
Net operating loss carryforward	2,133	2,282
Unrealized loss on investments	4,396	—
	$292,591	$212,253
Deferred tax liabilities:
Deferred acquisition costs	$(239,293)	$(186,133)
Equalization reserves	(186,576)	(142,973)
Intangible assets	(55,452)	(43,556)
Unrealized gain on investments	—	(34,586)
Other	(19,578)	(22,797)
Depreciation	(31,396)	(21,021)
Equity results which cannot be liquidated tax free	(21,200)	(2,038)
Accrual market discount	(3,020)	(1,968)
Cash surrender value on insurance	(1,957)	(1,939)
	(558,472)	(457,011)
Deferred tax liability, net	$(265,881)	$(244,758)

The Company’s management believes that it will realize the benefits of its deferred tax assets, which are included as a component of the Company's net deferred tax liability, and accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company's foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

investments in certain of the Company’s foreign subsidiaries is not practicable. At December 31, 2013 and 2012, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $360,000 and $296,000, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2009 and forward. Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
Major tax jurisdictions:
United States	2010-2013
United Kingdom	2011-2013
Ireland	2009-2013

As permitted by FASB ASC 740-10, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company has not recorded any unrecognized tax benefits, or any related interest and penalties, at December 31, 2013 and 2012. No interest or penalties have been recorded by the Company for the years ended December 31, 2013, 2012 and 2011.

17. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution pension plan. Participation in this plan is available to a majority of employees. Contributions to this plan were based on a percentage of employee contributions. The cost of this plan for the Company was approximately $2,561, $1,919 and $1,397 for the years ended December 31, 2013, 2012 and 2011, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Defined Benefit Plan

In association with the acquisition of CCPH in 2013, the Company assumed a frozen defined benefit pension plan on February 28, 2013. The plan is funded and covers approximately 300 participants in the United Kingdom.

Changes in benefit obligations and plan assets as of December 31, 2013 is as follows:

(Amounts in Thousands)	2013
Change in Benefit Obligation
Benefit obligation at February 28, 2013	$39,877
Interest cost	1,608
Actuarial loss	2,074
Benefits paid net of retiree contributions	(553)
Exchange rate changes	3,867
Benefit Obligation at End of Year	$46,873
Change in Plan Assets
Fair value of plan assets at February 28, 2013	$34,832
Actual return on assets	1,820
Employer contributions	3,958
Benefits and expenses paid net of retiree contributions	(553)
Exchange rate changes	3,535
Fair Value of Plan Assets at End of Year	$43,592
Funded Status at December 31, 2013	(3,281)

Net Periodic Benefit Cost as of December 31, 2013:

(Amounts in Thousands)	Period between February 28 and December 31, 2013
Net Periodic Benefit Costs
Interest costs on benefit obligation	$1,608
Assumed return on plan assets	(1,900)
Total	$(292)

The Company made $3,958 in contributions to its plans during 2013. The Company anticipates that it will be required to make a contribution to its pension plans of approximately $1,013 in 2014. The Company anticipates the plan will have pension income of approximately $531 in 2014.

Estimated future benefit payments to retirees from the Company's Non-U.S. pension trust are as follows:

(Amounts in Thousands)
2014	$757
2015	845
2016	963
2017	1,034
2018	911
2019 - 2023	7,409

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Information regarding the pension plan with projected benefit obligations and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2013 is as follows:

(Amounts in Thousands)
Non-U.S. Pension Plan
Projected benefit obligation and accumulated benefit obligation	$46,873
Fair value of plan assets	43,592
Excess of projected benefit obligation and accumulated benefit obligation over plan assets	$3,281

Weighted average assumptions used to measure the benefit obligation for the Company's defined benefit plan as of December 31, 2013 is as follows:

Weighted Average Assumptions
Discount rate used for liability determination	4.50%
Measurement date	9/30/2013

Weighted average assumptions used to measure the net periodic benefit cost for the Company's defined benefit plan as of December 31, 2013 is as follows:

Period between February 28 and December 31, 2013
Weighted Average Assumptions
Discount rate used for expense determination	4.75%
Long term rate of return on assets	6.00%
Assumed rate of increase for pension payments	3.25%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Actual asset allocation and target allocation for 2013 by asset category are as follows:

	Target Allocation 2013	Percentage of Plan Assets at December 31, 2013
Asset Category
Equity securities	47.5%	51.0%
Fixed income securities	40.0%	39.0%
Real estate partnerships	12.5%	10.0%
Total	100.0%	100.0%

The following table sets forth, by level within the fair value hierarchy, the Company's defined benefit plan assets at December 31, 2013:

(Amounts in Thousands)	Total	Level 1	Level 2	Level 3
Money market funds	$196	$196	$—	$—
Registered investment companies:
Equity mutual funds	22,159	22,159	—	—
Fixed income mutual funds	16,871	16,871	—	—
Total registered investment companies	39,030	39,030	—	—
Real estate partnerships	4,366	—	4,366	—
	$43,592	$39,226	$4,366	$—
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

The Company paid a ten percent stock dividend on September 4, 2013 and September 20, 2012 As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively in the prior periods.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

(Amounts in Thousands, except for earnings per share)	2013	2012	2011
Basics earnings per share:
Net income attributable to AmTrust common shareholders	$286,874	$177,987	$170,434
Less: Net income allocated to participating securities and redeemable non-controlling interest	445	706	111
Net income allocated to AmTrust common shareholders	$286,429	$177,281	$170,323

Weighted average common shares outstanding – basic	74,278	73,534	72,724
Less: Weighted average participating shares outstanding	115	265	39
Weighted average common shares outstanding – basic	74,163	73,269	72,685
Net income per AmTrust common shares – basic	$3.86	$2.42	$2.34
Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$286,874	$177,987	$170,434
Less: Net income allocated to participating securities and redeemable non-controlling interest	445	706	111
Net income allocated to AmTrust common shareholders	$286,429	$177,281	$170,323

Weighted average common shares outstanding – basic	74,163	73,269	72,685
Plus: Dilutive effect of stock options, convertible debt, other	3,821	2,351	1,746
Weighted average common shares outstanding – dilutive	77,984	75,620	74,431
Net income per AmTrust common shares – diluted	$3.67	$2.34	$2.29

As of December 31, 2013, there were less than 20,000 anti-dilutive securities excluded from diluted earnings per share.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

19. Stockholder's Equity

Preferred Stock Issuance

On June 10, 2013, the Company issued 4,600,000 shares of 6.75% Non-Cumulative Series A Preferred Stock (the “Preferred Stock”). Dividends on the Preferred Stock when, as and if declared by the Company’s Board of Directors or a duly authorized committee of the Board will accrue and be payable on the liquidation preference amount ($25), on a non-cumulative basis, quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “dividend payment date”), at an annual rate of 6.75%. During the year ended December 31, 2013, the Company paid dividends on the Preferred Stock in the amount of $3,989.

Dividends on the Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Preferred Stock are declared for any future dividend payment. During any dividend period, so long as any shares of Preferred Stock remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding shares of Preferred Stock have been declared and paid, no dividend shall be paid or declared on the shares of common stock.

The shares of Preferred Stock have no stated maturity date and are redeemable in whole or in part at the Company’s option any time after June 10, 2018 at a redemption price of $25 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The holders of the Preferred Stock have no voting rights other than the right to elect up to two directors if dividends on the Preferred Stock are not declared and paid for six or more dividend periods. Holders of Preferred Stock have no right to convert the Preferred Stock into, or exchange Preferred Stock for, any other securities or property of the Company.

Upon any dissolution, liquidation or “winding up” of the Company, holders of Preferred Stock will be entitled to receive out of the Company’s assets, whether from capital, surplus or earnings, and before any distribution of any assets is made on the Company’s common stock, the liquidation preference of $25 per share, plus unpaid dividends, if any, to the date fixed for distribution. Holders of Preferred Stock will be entitled to no further participation in any distribution made in conjunction with any dissolution, liquidation or “winding up.”

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2010	$(12,276)	$12,010	$—	$—	$(266)
Other comprehensive income (loss) before reclassifications	(7,408)	6,951	(3,507)	—	(3,964)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(11,009)	—	—	(11,009)
Income tax benefit (expense)	2,593	1,420	1,227	—	5,240
Net current-period other comprehensive income (loss)	(4,815)	(2,638)	(2,280)	—	(9,733)
Balance, December 31, 2011	(17,091)	9,372	(2,280)	—	(9,999)
Other comprehensive income (loss) before reclassification	10,354	98,334	(1,128)	—	107,560
Amounts reclassed from accumulated other comprehensive income (loss)	—	6,640	—	—	6,640
Income tax benefit (expense)	(3,624)	(36,741)	395	—	(39,970)
Net current-period other comprehensive income (loss)	6,730	68,233	(733)	—	74,230
Balance, December 31, 2012	(10,361)	77,605	(3,013)	—	64,231
Other comprehensive income (loss) before reclassification	19,912	(138,902)	1,581	(2,257)	(119,666)
Amounts reclassed from accumulated other comprehensive income	—	8,707	—	—	8,707
Income tax benefit (expense)	(6,969)	45,567	(553)	519	38,564
Net current-period other comprehensive income (loss)	12,943	(84,628)	1,028	(1,738)	(72,395)
Balance, December 31, 2013	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)

During the years ended December 31, 2013, 2012 and 2011 amounts reclassed from accumulated other comprehensive income (loss) into net income were included in realized gain on investment.

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underling economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 15.4% ownership in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as an accrued liability in the accompanying consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

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

Lease Commitments

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company is obligated under approximately 65 leases for office space expiring at various dates through 2032. Future minimum lease payments as of December 31, 2013 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2014	$13,745
2015	12,509
2016	11,556
2017	10,438
2018	8,185
2019 and Thereafter	48,069
$104,502

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $15,658, $11,518 and $10,451, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Employment Agreements

The Company has employment agreements with approximately 41 of its key executives and employees. The agreements terminate on varying dates through 2020, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2020:

(Amounts in Thousands)
2014	$13,275
2015	6,999
2016	4,611
2017	1,509
2018	602
2019 and Thereafter	1,015
$28,011

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

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners ("NAIC"). Under such requirements, the amount of Statutory Capital and Surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2013 and 2012, the Statutory Capital and Surplus of the Company’s twelve insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Statutory capital and surplus and required statutory capital and surplus for the Company's insurance subsidiaries as reported to regulatory authorities as of December 31, 2013 and 2012 were approximately as follows:

	2013		2012
(Amounts in Thousands)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)
TIC (domestic)	$236,528	$108,377	$206,770	$79,825
RIC (domestic)	58,845	22,587	49,165	18,018
WIC (domestic)	166,813	79,857	114,503	56,120
AIIC (domestic)	74,076	17,373	69,314	14,421
SNIC (domestic)	79,780	32,603	51,194	18,307
MCIC (domestic)	14,912	3,620	13,420	2,363
ALIC (domestic)	2,155	245	2,125	304
AICK (domestic)	15,275	5,307	12,987	4,397
SIC (domestic) (2)	74,502	17,354
SID (domestic) (2)	9,820	705
PEI (domestic) (2)	14,913	978
FNIC (domestic) (2)	35,428	7,787
AEL (United Kingdom)	246,292	61,738	197,543	157,246
AIU (Ireland)	169,465	43,124	136,437	38,020
AII (Bermuda)	415,971	194,641	498,589	140,500
AILSA (Luxembourg) (2)	7,204	6,165
MIC (United Kingdom) (2)	95,649	75,174

(1) For the Company's U.S. insurance companies and AIU, the amount is equal to 1.5 times of authorized control level risk based capital as defined by NAIC or the minimum amount required to avoid regulatory oversight. For AEL, MIC, AII and AILSA, the amount is equal to the minimum capital required by their respective country's regulatory authority.
(2) As these entities were acquired in 2013, the 2012 information is not presented.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Statutory net income for the insurance subsidiaries for the years ended December 31, 2013, 2012 and 2011 as reported to regulatory authorities were approximately as follows:

(Amounts in Thousands)	2013	2012	2011
TIC (domestic)	$16,614	$45,621	$1,721
RIC (domestic)	8,158	1,129	903
WIC (domestic)	21,447	9,263	5,590
AIIC (domestic)	12,810	5,570	13,546
SNIC (domestic)	14,350	10,624	3,338
MCIC (domestic)	1,671	1,519	936
ALIC (domestic)	18	15	—
AICK (domestic)	3,413	1,198	22
SIC (domestic) (1)	4,464
SID (domestic) (1)	634
PEI (domestic) (1)	2,448
FNIC (domestic) (1)	(4,596)
AEL (United Kingdom)	50,452	54,967	34,944
AIU (Ireland)	34,223	20,767	39,927
AII (Bermuda)	2,335	107,980	120,904
AILSA (Luxembourg) (1)	(27)
MIC (United Kingdom) (1)	7,515

(1) As these entities were acquired in 2013, the 2012 and 2011 information is not presented. The amounts reported in 2013 are for the entire year ended December 31, 2013 and do not represent the statutory net income for the period of ownership.

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions applicable to insurance companies, and imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay to approximately $473,253 and $403,100 as of December 31, 2013 and 2012, respectively. During 2013, 2012 and 2011, the Company received a dividend of approximately $6,900, $7,200 and $5,800, respectively, from one of its subsidiaries. In addition to the restrictions on the insurance subsidiaries, there are also restrictions in the Parent company's debt instruments, which require dividends to be limited to an amount that, after giving immediate effect to such dividend payments on a pro forma basis, would allow the Company to remain in compliance with its debt covenants. There were no other material restrictions on net assets in place as of December 31, 2013. Accordingly, the total amount of unrestricted net assets for consolidated subsidiaries as of December 31, 2013 and 2012 was $473,253 and $403,100, respectively.

23. Geographic Information

Four of the Company’s insurance subsidiaries (AII, AIU, MIC and AEL) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For 2013, 27% of the Company’s gross written premiums related to foreign risks, of which 42% were written from the United Kingdom. For 2012 and 2011, 29% and 34%, respectively, of the Company's gross written premiums related to foreign risks, of which 38% and 37%, respectively, were written from Italy and the United Kingdom, respectively. As of December 31, 2013 and 2012, approximately 51% and 50%, respectively, of the Company's consolidated assets were located outside the United States. For the years ended 2013, 2012 and 2011, approximately 83%, 72% and 74%, respectively, of the consolidated revenues earned by the Company were located in or derived from foreign countries.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The domestic and foreign components of Income before income tax and equity in earnings (loss) of unconsolidated subsidiaries for the years ended December 31, 2013, 2012 and 2011 are as follows:

(Amounts in Thousands)	2013	2012	2011
Domestic	$252,203	$79,638	$24,328
Foreign	123,480	117,219	146,931
	$375,683	$196,857	$171,259

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2013:
Revenue	$468,980	$1,600,809	$628,106
Property and equipment	95,689	—	8,610
December 31, 2012:
Revenue	$467,617	$984,582	$215,975
Property and equipment	72,899	—	3,034
December 31, 2011:
Revenue	$315,369	$715,107	$173,328
Property and equipment	58,682	—	2,871

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

During the years ended December 31, 2013, 2012 and 2011, the Company’s Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from one broker. In 2013 and 2011, the Company’s Specialty Program segment derived over ten percent of its total revenue from one broker and in 2012, the segment derived over ten percent of its total revenue from two brokers.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables summarize business segments as follows for 2013, 2012 and 2011:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year Ended December 31, 2013:
Gross premium written	$1,659,980	$1,511,649	$879,455	$65,827	$—	$4,116,911

Net premium written	$935,313	$944,081	$620,452	$65,827	$—	$2,565,673
Change in unearned premium	(101,501)	(132,244)	(100,081)	34,143	—	(299,683)
Net earned premium	833,812	811,837	520,371	99,970	—	2,265,990
Loss and loss adjustment expense	(548,598)	(545,516)	(355,067)	(68,180)	—	(1,517,361)
Acquisition costs and other underwriting expenses	(212,824)	(151,188)	(138,650)	(30,500)	—	(533,162)
	(761,422)	(696,704)	(493,717)	(98,680)	—	(2,050,523)
Underwriting income	72,390	115,133	26,654	1,290	—	215,467
Service and fee income	87,519	191,941	114	—	51,985	331,559
Investment income and realized gain (loss)	34,665	46,304	18,464	913	—	100,346
Other expenses	(117,583)	(107,076)	(62,295)	(4,663)	—	(291,617)
Interest expense	(13,987)	(12,738)	(7,411)	(555)	—	(34,691)
Foreign currency gain	—	(6,533)	—	—	—	(6,533)
Gain on life settlement contracts	1,532	1,395	812	61	—	3,800
Acquisition gain on purchase	31,820	25,532	—	—	—	57,352
Provision for income taxes	(24,389)	(64,281)	5,989	748	(16,086)	(98,019)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	11,566	11,566
Net income	$71,967	$189,677	$(17,673)	$(2,206)	$47,465	$289,230

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year Ended December 31, 2012:
Gross premium written	$933,740	$1,118,710	$578,735	$118,141	$—	$2,749,326

Net premium written	$474,381	$624,555	$430,960	$118,141	$—	$1,648,037
Change in unearned premium	(57,816)	(82,982)	(82,392)	(5,995)	—	(229,185)
Net earned premium	416,565	541,573	348,568	112,146	—	1,418,852
Loss and loss adjustment expense	(270,843)	(341,196)	(238,302)	(72,334)	—	(922,675)
Acquisition costs and other underwriting expenses	(110,895)	(112,491)	(98,415)	(34,204)	—	(356,005)
	(381,738)	(453,687)	(336,717)	(106,538)	—	(1,278,680)
Underwriting income	34,827	87,886	11,851	5,608	—	140,172
Service and fee income	53,886	86,672	1,342	—	30,274	172,174
Investment income and realized gain	27,217	30,952	16,362	2,617	—	77,148
Other expenses	(54,788)	(82,031)	(33,958)	(6,932)	—	(177,709)
Interest expense	(9,682)	(11,600)	(6,001)	(1,225)	—	(28,508)
Foreign currency loss	—	(242)	—	—	—	(242)
Gain on life settlement contracts	4,694	5,624	2,910	594	—	13,822
Provision for income taxes	(5,800)	(12,109)	774	(68)	(4,089)	(21,292)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	9,295	9,295
Net income	$50,354	$105,152	$(6,720)	$594	$35,480	$184,860

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and Other	Total
Year Ended December 31, 2011:
Gross premium written	$609,822	$1,056,511	$381,541	$102,598	$—	$2,150,472

Net premium written	$355,721	$615,563	$202,715	$102,598	$—	$1,276,597
Change in unearned premium	(35,455)	(168,798)	(31,340)	(4,143)	—	(239,736)
Net earned premium	320,266	446,765	171,375	98,455		1,036,861
Loss and loss adjustment expense	(201,921)	(297,501)	(114,685)	(64,226)	—	(678,333)
Acquisition costs and other underwriting expenses	(85,948)	(106,710)	(47,356)	(31,353)	—	(271,367)
	(287,869)	(404,211)	(162,041)	(95,579)		(949,700)
Underwriting income	32,397	42,554	9,334	2,876	—	87,161
Service and fee income	20,887	67,312	17	—	20,444	108,660
Investment income and realized gain	23,385	22,708	10,104	2,086	—	58,283
Other expenses	(25,000)	(73,833)	(15,143)	(3,114)	—	(117,090)
Interest expense	(4,641)	(8,049)	(2,811)	(578)	—	(16,079)
Foreign currency loss	—	(2,418)	—	—	—	(2,418)
Gain on life settlement contracts	13,535	23,472	8,199	1,686	—	46,892
Acquisition gain on purchase	5,850	—	—	—	—	5,850
Provision for income taxes	5,665	6,119	827	252	2,160	15,023
Equity in earnings of unconsolidated subsidiaries – related party	$—	$—	$—	$—	$4,882	$4,882
Net income	$72,078	$77,865	$10,527	$3,208	$27,486	$191,164

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of December 31, 2013:
Fixed assets	$42,054	$38,297	$22,280	$1,668	$—	$104,299
Goodwill and intangible assets	233,566	399,954	31,873	—	—	665,393
Total assets	4,257,302	5,021,556	1,891,991	86,560	—	11,257,409
As of December 31, 2012:
Fixed assets	$25,789	$30,897	$15,984	$3,263	$—	$75,933
Goodwill and intangible assets	245,330	263,011	24,498	—	—	532,839
Total assets	2,778,612	3,145,986	1,330,300	181,613	—	7,436,511

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

25. Quarterly Financial Data (Unaudited)

As discussed in Note 2. Significant Accounting Policies, the Company has made certain reclassifications in the presentation of ceding commission, acquisition costs and other other underwriting expenses, other expense and provision for income taxes. All prior quarterly information has been adjusted retroactively. Additionally, the Company paid a ten percent stock dividend on September 4, 2013 and September 30, 2012. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively for all periods presented and the prior quarters' basic and diluted earnings per share has been adjusted.

The Company also recorded a retrospective gain during the three months ended March 31, 2013 of $25,532 on a pretax basis and $19,660 on an after tax basis related to the acquisition of CCPH and a retrospective loss during the three months ended June 30, 2013 of $137 on a pretax basis and $89 on an after tax basis related to the acquisitions of Sequoia and FNIC.

The following is a summary of the unaudited quarterly results of operations:

	2013
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$407,994	$536,539	$613,895	$707,562
Investment income	18,095	22,634	23,290	20,800
Total revenue	503,886	649,342	728,278	816,389
Loss and loss adjustment expense	272,256	364,110	410,579	470,416
Acquisition costs and other underwriting expense	100,285	129,946	137,186	165,745
Other expense	52,152	80,985	78,980	79,500
Provision for income taxes	16,109	27,483	35,014	19,413
Net income	83,001	79,953	59,770	66,506
Income attributable to Common Shareholders	83,878	79,953	60,367	66,665
Basic EPS	$1.13	$1.08	$0.78	$0.87
Diluted EPS	$1.08	$1.04	$0.74	$0.82

	2012
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$314,024	$333,994	$387,447	$383,387
Investment income	14,518	16,344	18,429	18,876
Total revenue	367,932	386,052	452,650	461,540
Loss and loss adjustment expense	199,929	211,787	255,646	255,313
Acquisition costs and other underwriting expense	81,066	88,832	94,311	91,796
Other expense	35,639	32,320	42,337	67,413
Provision for income taxes	7,862	8,073	12,752	(7,395)
Net income	39,220	40,640	45,893	59,107
Income attributable to Common Shareholders	39,086	40,358	43,230	55,313
Basic EPS	$0.53	$0.55	$0.59	$0.75
Diluted EPS	$0.52	$0.53	$0.56	$0.72

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

26. Subsequent Event

Acquisition of The Insco Dico Group

On January 2, 2014, the Company closed its acquisition of The Insco Dico Group. The Company paid approximately $89,000 on the acquisition date. Insco Dico’s subsidiaries include Developers Surety and Indemnity Company and Indemnity Company of California, which offer surety bonds and insurance to developers and contractors in all 50 states with California as the largest state. In addition, Insco Dico’s subsidiary, Builders Insurance Services, markets general liability insurance policies to contractors in several western states.

Acquisition of Tower Group International’s Commercial Lines Insurance Business

On January 6, 2014, the Company announced it had agreed to acquire the renewal rights and assets of the commercial lines insurance operations (“Commercial Lines Business”) of Tower Group International, Ltd. (“Tower”) in connection with an agreement simultaneously entered into by ACP Re and Tower, pursuant to which a subsidiary of ACP Re agreed to acquire 100% of the outstanding stock of Tower for $3.00 per share and merge with Tower, subject to regulatory and shareholder approval (the “Merger”).

In addition, the Company entered into a 100% quota share reinsurance agreement and cut-through endorsement (the “Cut Through Reinsurance Agreement”) with several Tower subsidiaries on most of Tower’s Commercial Lines Business in-force policies and on new and renewal Commercial Lines Business. Pursuant to this agreement, the Company will reinsure, on a prospective basis, the approximately $240,000 unearned premium reserve relating to the Commercial Lines Business. The Cut Through Reinsurance Agreement is effective as of January 1, 2014. The Company is paying a 20% ceding commission to Tower on all Tower premium subject to the Cut Through Reinsurance Agreement.
Upon the completion of the Merger, the Company expects to acquire the assets necessary to support the Commercial Lines Business (the “Assets”), including several of Tower’s domestic insurance companies (the “Acquired Companies”), the Commercial Lines Business renewal rights, the systems, books and records required to effectively conduct the Commercial Lines Business, as well as the right to offer employment to certain Tower employees engaged in the conduct of the Commercial Lines Business. The Company will acquire the Assets from ACP Re for cash in an amount equal to the statutory tangible book value of the Acquired Companies. The total purchase price for the Commercial Lines Business is expected to be approximately $125,000. The Acquired Companies will be used to support Tower’s Commercial Lines Business and will contain assets and surplus equivalent to the purchase price. Through a reinsurance agreement that will be fully collateralized, ACP Re will retain all liabilities of the Acquired Companies. The acquisition is expected to close in the summer of 2014, pending regulatory approvals and the consummation of the Merger.

Schedule I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2013 Type of Investment	Cost(1)	Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities (2)	$863,382	$855,489	$855,489
States, municipalities and political subdivisions	461,325	446,183	446,183
Foreign governments	160,459	160,105	160,105
Public utilities	70,924	70,226	70,226
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	1,867,529	1,880,451	1,880,451
Certificates of deposit	—	—	—
Redeemable preferred stock	—	—	—
Total fixed maturities (2)	3,423,619	3,412,454	3,412,454
Equity securities:
Common stocks:
Public utilities, Banks, trust and insurance companies	4,456	4,627	4,627
Industrial, miscellaneous and all other Nonredeemable preferred stocks	11,554	10,521	10,521
Total equity securities	16,010	15,148	15,148
Short-term investments, at cost (approximates market value)	—	—	—
Other invested assets (approximates market value)	—	—	—
Total investments	$3,439,629	$3,427,602	$3,427,602

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

(2)
Total fixed maturities includes pledged securities totaling$262,603 related to U.S. treasury securities and $48,915 related to residential mortgage backed securities agency backed and are included within United States government and government agencies & authorities.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2013	2012
	(In Thousands)
Assets:
Cash	$1,495	$6,877
Invested assets	67	1,184
Carrying value of subsidiaries, at equity	1,949,997	1,470,637
Other assets	358,881	223,082
Total Assets	2,310,440	1,701,780
Liabilities:
Due to affiliates – net	207,540	222,176
6.125% Notes due 2023	250,000	—
Convertible senior notes	164,218	161,218
Junior subordinated debt	123,714	123,714
Other liabilities	115,325	50,551
Total Liabilities	860,797	557,659
Stockholders’ Equity
Common stock	980	912
Preferred stock	115,000	—
Paid-in and contributed capital	1,033,084	761,105
Treasury shares	(284,891)	(293,791)
Accumulated other comprehensive income	(8,164)	64,231
Retained earnings	593,634	611,664
Total Shareholders’ Equity	1,449,643	1,144,121
Total Liabilities and Shareholders’ Equity	$2,310,440	$1,701,780

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Income:
Investment income	$207	$227	$294
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	319,738	218,123	209,937
Acquisition gain on purchase	31,820	—	5,850
Miscellaneous income	6	12	63
Total Income	351,771	218,362	216,144
Expenses:
Interest expense	22,178	16,159	3,861
Federal tax expense (benefit)	10,087	(1,099)	—
Other expenses from operations	30,276	18,442	21,119
Total Expenses	62,541	33,502	24,980
Net Income	$289,230	$184,860	$191,164

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2013	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income	$289,230	$184,860	$191,164
Depreciation and amortization	3,593	830	948
Stock option compensation	11,186	7,172	5,571
Discount on note	3,000	(2,150)	462
Dividend from equity investment	12,203	—	—
Adjustments to reconcile net income to net cash changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(457,813)	(227,632)	(221,166)
Equity (earnings) losses and gain on investments in unconsolidated subsidiaries	(11,566)	(9,295)	(4,882)
Other assets	(135,799)	(80,993)	(28,246)
Changes in liabilities increase (decrease):
(Due from) due to affiliates	(14,636)	179,522	(107,548)
Other liabilities	64,774	3,397	27,772
Net cash provided by (used in) operating activities	(235,828)	55,711	(135,925)
Cash flows from investing activities:
Capital expenditures	(2,455)	(107)	(20)
Investment in subsidiary	(22,605)	(1,455)	(4,027)
Acquisition of subsidiary companies, net of cash acquired	(78,193)	(42,694)	—
Net cash used in investing activities	(103,253)	(44,256)	(4,047)
Cash flows from financing activities:
Issuance of debt	250,000	25,000	298,200
Payment of debt	—	(7,500)	(137,367)
Financing fees	(2,740)	(750)	(6,574)
Net proceeds from issuance of common stock	8,534	8,873	5,425
Net proceeds from issuance of preferred stock	111,130	—	—
Dividends paid on common stock	(29,236)	(30,201)	(19,712)
Dividends paid on preferred stock	(3,989)	—	—
Net cash (used in) provided by financing activities	333,699	(4,578)	139,972
Net increase (decrease) in cash and cash equivalents	(5,382)	6,877	—
Cash and cash equivalents, beginning of the year	6,877	—	—
Cash and cash equivalents, end of period	$1,495	$6,877	$—

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION
At December 31, 2013, 2012 and 2011 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2013
Small Commercial Business	$91,760	$1,982,977	$704,234	$833,812	$29,301	548,598	$58,690	$154,134	$935,313
Specialty Risk and Extended Warranty	299,589	1,537,887	1,599,167	811,837	39,139	545,516	114,853	36,335	944,081
Specialty Program	52,388	817,272	368,673	520,371	15,607	355,067	42,468	96,182	620,452
Personal Lines Reinsurance	2,950	30,098	8,908	99,970	772	68,180	13,478	17,022	65,827
Total	$446,687	$4,368,234	$2,680,982	$2,265,990	$84,819	$1,517,361	$229,489	$303,673	$2,565,673
2012
Small Commercial Business	$58,690	$1,266,261	$413,707	$416,565	$24,049	$270,843	$43,256	$67,639	$474,381
Specialty Risk and Extended Warranty	234,490	605,366	1,063,999	541,573	27,349	341,196	94,687	17,804	624,555
Specialty Program	42,468	524,928	252,835	348,568	14,457	238,302	32,258	66,157	430,960
Personal Lines Reinsurance	13,478	29,845	43,052	112,146	2,312	72,334	11,536	22,668	118,141
Total	$349,126	$2,426,400	$1,773,593	$1,418,852	$68,167	$922,675	$181,737	$174,268	$1,648,037
2011
Small Commercial Business	$43,605	$1,163,618	$281,863	$320,266	$22,274	$201,921	$40,281	$45,667	$355,721
Specialty Risk and Extended Warranty	193,401	323,900	880,586	446,765	21,630	297,501	84,371	22,339	615,563
Specialty Program	32,449	368,358	166,665	171,375	9,624	114,685	25,820	21,536	202,715
Personal Lines Reinsurance	11,536	23,299	37,056	98,455	1,987	64,226	10,920	20,433	102,598
Total	$280,991	$1,879,175	$1,366,170	$1,036,861	$55,515	$678,333	$161,392	$109,975	$1,276,597

See accompanying notes to financial statements.

Schedule IV
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE
For the year ended December 31, 2013, 2012 and 2011:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Amounts in Thousands)
2013
Premiums:
General Insurance	$3,869,893	$1,551,238	$247,018	$2,565,673	9.6%
2012
Premiums:
General Insurance	$2,494,846	$1,101,289	$254,480	$1,648,037	15.4%
2011
Premiums:
General Insurance	$1,843,185	$873,875	$307,287	$1,276,597	24.1%

See accompanying notes to financial statements.

Schedule V
AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2013	$1,486,418	$30,943	$953,160
2012	$909,818	$12,857	$691,717
2011	$665,812	$12,521	$569,988

See accompanying notes to financial statements.

INDEX TO EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 28, 2013)
3.2
Certificate of Designations of 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2	Form of 5.50% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.3
Form of stock certificate evidencing 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

4.4	Form of 6.125% Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)
4.5
Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.6
First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.7
Second Supplemental Indenture, dated as of August 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)

4.8
The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents (other than Exhibits 4.5, 4.6 and 4.7) defining rights of holders of the Company’s long-term indebtedness

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2*	AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 5, 2012)
10.3*
Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.4*
Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)

10.5*
Second Amendment to Employment Agreement, dated March 22, 2013, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.6*
Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)

10.7*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.8*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.9*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.10*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

Exhibit No.	Description
10.11*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.12*
Amendment No. 1 to Employment Agreement, dated March 1, 2012, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.13*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.14*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.15*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.16*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.17*
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.18
Tax Assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, issued to AmTrust International Insurance, Ltd., AmTrust Equity Solutions Ltd., Agent Alliance Reinsurance Company, Ltd., AII Investment Holdings Ltd., AII Insurance Management Limited and AII Reinsurance Broker Limited (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 15, 2012)

10.19
Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)

10.20
First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)

10.21
Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)

10.22
Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.23
Endorsement No. 2 to the Amended and Restated Quota Share Reinsurance Agreement, dated March 7, 2013, between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed March 11, 2013)

10.24
Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd., as amended by Endorsement No. 1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.25
Endorsement No. 2 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2012)

10.26*
Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)

10.27*
Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.28*
Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

Exhibit No.	Description
10.29*
Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.30*
Form of Restricted Stock Unit Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.31*
Performance Share Award Agreement for Barry D. Zyskind, dated March 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 29, 2012)

10.32
Credit Agreement, dated August 10, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 10, 2012)

10.33
Amendment No. 1, dated June 26, 2013, to the Credit Agreement, dated August 10, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2013)

10.34
Amendment No. 2, dated December 31, 2013, to the Credit Agreement, dated August 10, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 2, 2014)

10.35
Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 15, 2011)

10.36
Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective October 1, 2012 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 1, 2013)

10.37
Master Services Agreement between AmTrust North America, Inc. and GMAC Insurance Management Corporation, dated February 22, 2012 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)

10.38
Sale and Purchase Agreement among Ally Insurance Holdings, Inc., I.G.I. Group Limited and Ally Financial Inc., dated October 31, 2012, relating to the sale of Car Care Plan (Holdings) Limited (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 1, 2013)

10.39
£200,000,000 Facility Agreement, dated November 26, 2013, among AmTrust Corporate Capital Limited, AmTrust International Insurance, Ltd., the Company, and ING Bank N.V., London Branch, as the Original Bank, Agent, Issuing Bank and Security Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 3, 2013)

10.40
Commercial Lines Cut-Through Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company, Castle Point Insurance Company, and Technology Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 7, 2014)

10.41
Commercial Lines Stock and Asset Purchase Agreement, dated as of January 3, 2014, between ACP Re, Ltd. and AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 7, 2014)

21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith).

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.