Form 10-Q
period 2014-03-31
Amtrust Financial Services, Inc.
filed 2014-05-12
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes      ☐ No      ☒

As of May 1, 2014, the Registrant had one class of Common Stock ($.01 par value), of which 75,431,766 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (In Thousands, Except Par Value)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $3,788,266; $3,107,043)	$3,834,595	$3,100,936
Equity securities, available-for-sale, at market value (cost $65,978; $16,010)	67,387	15,148
Short-term investments	71,223	114,202
Equity investment in unconsolidated subsidiaries – related party	108,962	89,756
Other investments	18,166	25,749
Securities pledged (amortized cost of $105,306; $316,576)	104,552	311,518
Total investments	4,204,885	3,657,309
Cash and cash equivalents	539,016	830,022
Restricted cash and cash equivalents	143,143	100,439
Accrued interest and dividends	30,376	27,800
Premiums receivable, net	1,841,805	1,593,975
Reinsurance recoverable (related party $1,251,398; $1,144,168)	2,081,087	1,929,848
Prepaid reinsurance premium (related party $841,222; $739,719)	1,133,344	1,011,304
Prepaid expenses and other assets (recorded at fair value $268,199; $233,024)	900,833	890,333
Deferred policy acquisition costs	539,173	446,687
Property and equipment, net	108,215	104,299
Goodwill	393,090	373,591
Intangible assets	299,946	291,802
	$12,214,913	$11,257,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$4,749,551	$4,368,234
Unearned premiums	3,167,944	2,680,982
Ceded reinsurance premiums payable (related party $460,278; $393,941)	719,260	635,588
Reinsurance payable on paid losses	30,387	18,818
Funds held under reinsurance treaties	42,072	27,574
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	21,471	—
Securities sold under agreements to repurchase, at contract value	94,162	293,222
Accrued expenses and other current liabilities (recorded at fair value $13,348; $11,945)	689,473	650,858
Deferred income taxes	250,988	265,881
Debt	560,696	560,174
Total liabilities	10,493,979	9,669,306
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,192 and 98,122 issued in 2014 and 2013, respectively; 75,327 and 74,765 outstanding in 2014 and 2013, respectively	980	980
Preferred stock, $.01 par value; 10,000 shares authorized, 4,600 issued and outstanding in 2014 and 2013	115,000	115,000
Additional paid-in capital	1,031,473	1,033,084
Treasury stock at cost; 22,865 and 23,357 shares in 2014 and 2013, respectively	(277,572)	(284,891)
Accumulated other comprehensive income (loss)	32,471	(8,164)
Retained earnings	678,421	593,634
Total AmTrust Financial Services, Inc. equity	1,580,773	1,449,643
Non-controlling interest	139,561	137,860
Total stockholders’ equity	1,720,334	1,587,503
	$12,214,913	$11,257,409

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Premium income:
Net written premium	$1,130,281	$532,106
Change in unearned premium	(301,230)	(124,112)
Net earned premium	829,051	407,994
Service and fee income (related parties – $12,200, $10,507)	90,958	60,513
Net investment income	28,527	18,095
Net realized gain on investments	5,439	17,284
Total revenues	953,975	503,886
Expenses:
Loss and loss adjustment expense	558,570	272,256
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $88,106, $63,958)	186,609	100,285
Other	87,591	52,152
Total expenses	832,770	424,693
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	121,205	79,193
Other income (expense):
Interest expense	(11,497)	(7,361)
Gain (loss) on investment in life settlement contracts net of profit commission	2,800	(1,076)
Foreign currency (loss) gain	(1,852)	1,272
Acquisition gain on purchase	—	25,532
Total other (expense) income	(10,549)	18,367
Income before income taxes and equity in earnings of unconsolidated subsidiaries	110,656	97,560
Provision for income taxes	27,444	16,109
Income before equity in earnings of unconsolidated subsidiaries	83,212	81,451
Equity in earnings of unconsolidated subsidiary – related party	18,516	1,550
Net income	$101,728	$83,001
Net loss attributable to non-controlling interest of subsidiaries	64	877
Net income attributable to AmTrust Financial Services, Inc.	$101,792	$83,878
Dividends on preference stock	(1,941)	—
Net income attributable to AmTrust common shareholders	$99,851	$83,878
Earnings per common share:
Basic earnings per share	$1.34	$1.13
Diluted earnings per share	$1.27	$1.08
Dividends declared per common share	$0.20	$0.14
Net realized gain on investments:
Total other-than-temporary impairment loss	$(1,643)	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	(1,643)	—
Other net realized gain on investments	7,082	17,284
Net realized investment gain	$5,439	$17,284

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$101,728	$83,001
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,515	(15,731)
Change in fair value of interest rate swap	192	220
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	40,873	(15,286)
Reclassification adjustment for gains (losses) included in net income	(1,945)	3,536
Other comprehensive income (loss), net of tax	$40,635	$(27,261)
Comprehensive income	142,363	55,740
Less: Comprehensive loss attributable to non-controlling interest	(64)	(877)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$142,427	$56,617

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended
	2014	2013
Cash flows from operating activities:
Net income	$101,728	$83,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,596	9,177
Net amortization of bond premium or discount	2,940	1,542
Equity earnings on investment in unconsolidated subsidiaries	(18,516)	(1,550)
(Gain) loss on investment in life settlement contracts, net	(2,800)	1,076
Realized gain on marketable securities	(7,082)	(17,284)
Non-cash write-down of marketable securities	1,643	—
Discount on notes payable	788	723
Stock based compensation	4,150	2,108
Bad debt expense	5,825	2,996
Foreign currency loss (gain)	1,852	(1,272)
Acquisition gain	—	(25,532)
Changes in assets - (increase) decrease:
Premiums and note receivables	(254,033)	(63,120)
Reinsurance recoverable	(145,440)	(80,551)
Deferred policy acquisition costs, net	(92,486)	(39,677)
Prepaid reinsurance premiums	(122,040)	(114,483)
Prepaid expenses and other assets	(55,892)	24,092
Changes in liabilities - increase (decrease):
Reinsurance premium payable	83,673	2,133
Loss and loss expense reserve	356,108	138,007
Unearned premiums	461,247	235,716
Funds held under reinsurance treaties	8,635	(512)
Accrued expenses and other current liabilities	68,568	57,402
Deferred tax liability	(14,172)	(14,183)
Net cash provided by operating activities	399,292	199,809
Cash flows from investing activities:
Net purchases of securities with fixed maturities	(352,840)	(9,631)
Net (purchases) sales of equity securities	(3,985)	7,240
Net sales (purchases) of other investments	9,697	(4,214)
Acquisition of life settlement contracts	(11,394)	(9,427)
Receipt of life settlement contract proceeds	5,027	4,028
Acquisition of subsidiaries, net of cash obtained	(67,622)	(3,516)
Increase in restricted cash and cash equivalents	(42,704)	(36,925)
Purchase of property and equipment	(9,019)	(8,383)
Net cash used in investing activities	(472,840)	(60,828)
Cash flows from financing activities:
Repurchase agreements, net	(199,060)	(99,695)
Secured loan agreements payments	(266)	(251)
Promissory notes payments	(10,000)	—
Non-controlling interest capital contribution to consolidated subsidiaries	1,765	2,209
Stock option exercise and other	1,558	975

Dividends distributed on common stock	(10,503)	—
Dividends distributed on preference stock	(1,941)	—
Net cash provided by financing activities	(218,447)	(96,762)
Effect of exchange rate changes on cash	989	(5,865)
Net (decrease) increase in cash and cash equivalents	(291,006)	36,354
Cash and cash equivalents, beginning of the period	830,022	414,370
Cash and cash equivalents, end of the period	$539,016	$450,724
Supplemental Cash Flow Information
Income tax payments	$707	$273
Interest payments on debt	$9,844	$2,452

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(Dollars In Thousands, Except Per Share Data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company.

In April 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the period ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss ("NOL") carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

•
To the extent a NOL carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; or

•	The entity does not intend to use the deferred tax asset for this purpose.

If either of these conditions exists, an entity should present an unrecognized benefit in the financial statements as a liability and should net the unrecognizable tax benefit with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014 and the implementation did not have an impact on our results of operations, financial condition or liquidity.

In June 2013, the FASB issued Exposure Draft Insurance Contracts Topic 834. The exposure draft would impact all entities that write insurance contracts. If adopted, the guidance would supersede the requirements in ASC Topic 944, Financial Services - Insurance, which currently apply to insurance entities. The guidance in the exposure draft would require a property and casualty insurer to measure its insurance contracts under the premium allocation approach, which would require an entity to record revenue over the coverage period on the basis of the expected timing of incurred claims. Comments on the exposure draft were due on October 25, 2013. If adopted, entities would be required to adopt this standard retrospectively. The Company is currently studying this exposure draft and the impact on the Company's results of operations, financial position or liquidity.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. The Company adopted ASU 2013-05 on January 1, 2014 and the implementation did not have a material impact on the Company’s results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of March 31, 2014 and December 31, 2013, are presented in the table below:

(Amounts in Thousands) As of March 31, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$4,243	$293	$(94)	$4,442
Common stock	61,735	3,159	(1,949)	62,945
U.S. treasury securities	105,743	1,375	(200)	106,918
U.S. government agencies	26,139	657	(63)	26,733
Municipal bonds	506,648	8,691	(11,781)	503,558
Foreign government	163,146	2,376	(675)	164,847
Corporate bonds:
Finance	1,151,801	47,877	(8,360)	1,191,318
Industrial	981,336	18,414	(11,117)	988,633
Utilities	105,001	1,600	(1,266)	105,335
Commercial mortgage backed securities	38,941	309	(230)	39,020
Residential mortgage backed securities:
Agency backed	796,621	9,196	(11,293)	794,524
Non-agency backed	13,536	68	(2)	13,602
Asset-backed securities	4,660	2	(3)	4,659
	$3,959,550	$94,017	$(47,033)	$4,006,534
Less: Securities pledged	105,306	884	(1,638)	104,552
	$3,854,244	$93,133	$(45,395)	$3,901,982

(Amounts in Thousands) As of December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$1,498	$82	$(74)	$1,506
Common stock	14,512	1,156	(2,026)	13,642
U.S. treasury securities	158,915	1,196	(851)	159,260
U.S. government agencies	10,466	107	(84)	10,489
Municipal bonds	461,325	4,781	(19,923)	446,183
Foreign government	160,459	971	(1,325)	160,105
Corporate bonds:
Finance	1,057,542	41,027	(13,970)	1,084,599
Industrial	768,161	7,695	(21,439)	754,417
Utilities	70,924	1,310	(2,008)	70,226
Commercial mortgage backed securities	28,970	—	(404)	28,566
Residential mortgage backed securities:
Agency backed	694,001	5,657	(13,918)	685,740
Non-agency backed	6,737	19	(7)	6,749
Asset backed securities	$6,119	$4	$(3)	$6,120
	$3,439,629	$64,005	$(76,032)	$3,427,602
Less: Securities pledged	316,576	506	(5,564)	311,518
	$3,123,053	$63,499	$(70,468)	$3,116,084

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2014, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada, Europe, Israel and the United Kingdom.

Proceeds from the sale of investments in available-for-sale securities during the three months ended March 31, 2014 and 2013 were approximately $381,393 and $472,076, respectively.

A summary of the Company’s available-for-sale fixed securities as of March 31, 2014 and December 31, 2013, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$133,632	$133,833	$128,128	$128,214
Due after one through five years	654,077	668,005	592,703	603,942
Due after five through ten years	1,894,126	1,933,571	1,632,115	1,631,751
Due after ten years	357,979	351,934	334,846	321,372
Mortgage and asset backed securities	853,758	851,804	735,827	727,175
Total fixed maturities	$3,893,572	$3,939,147	$3,423,619	$3,412,454

(b) Investment Income

Net investment income for the three months ended March 31, 2014 and 2013 was derived from the following sources:

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Fixed maturity securities	$27,672	$17,272
Equity securities	59	402
Cash and short term investments	1,428	1,044
	29,159	18,718
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	(632)	(623)
	$28,527	$18,095

(c) Other-Than-Temporary Impairment

OTTI charges of our fixed-maturities and equity securities for the three months ended March 31, 2014 and 2013 are presented in the table below:

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Equity securities recognized in earnings	$1,643	$—
Fixed-maturity securities recognized in earnings	—	—
	$1,643	$—

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of March 31, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) March 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$25,402	$(1,978)	125	$130	$(65)	6	$25,532	$(2,043)
U.S. treasury securities	45,520	(200)	37	—	—	—	45,520	(200)
U.S. government agencies	4,864	(63)	14	—	—	—	4,864	(63)
Municipal bonds	221,785	(9,883)	275	19,375	(1,898)	9	241,160	(11,781)
Foreign government	72,153	(675)	30	—	—	—	72,153	(675)
Corporate bonds:
Finance	344,076	(8,116)	223	45,043	(244)	7	389,119	(8,360)
Industrial	366,521	(10,806)	228	3,790	(311)	2	370,311	(11,117)
Utilities	32,584	(1,266)	16	—	—	—	32,584	(1,266)
Commercial mortgage backed securities	6,415	(230)	12	—	—	—	6,415	(230)
Residential mortgage backed securities:
Agency backed	382,413	(11,293)	109	—	—	—	382,413	(11,293)
Non-agency backed	152	(1)	5	22	(1)	1	174	(2)
Asset-backed securities	2,713	(3)	6	—	—	—	2,713	(3)
Total temporarily impaired securities	$1,504,598	$(44,514)	1,080	$68,360	$(2,519)	25	$1,572,958	$(47,033)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,875	$(2,100)	51	$—	$—	—	$4,875	$(2,100)
U.S. treasury securities	52,757	(851)	18	—	—	—	52,757	(851)
U.S. government agencies	4,135	(84)	11	—	—	—	4,135	(84)
Municipal bonds	254,219	(17,986)	302	24,169	(1,937)	9	278,388	(19,923)
Foreign government	68,102	(1,324)	16	999	(1)	1	69,101	(1,325)
Corporate bonds:
Finance	500,564	(13,402)	182	58,923	(568)	9	559,487	(13,970)
Industrial	500,366	(21,203)	263	3,383	(236)	2	503,749	(21,439)
Utilities	45,663	(2,008)	21	—	—	—	45,663	(2,008)
Commercial mortgage backed securities	28,552	(404)	18	—	—	—	28,552	(404)
Residential mortgage backed securities:
Agency backed	492,740	(13,918)	120	—	—	—	492,740	(13,918)
Non-agency backed	205	(5)	6	23	(2)	1	228	(7)
Asset-backed securities	1,463	(3)	4	—	—	—	1,463	(3)
Total temporarily impaired securities	$1,953,641	$(73,288)	$1,012	$87,497	$(2,744)	$22	$2,041,138	$(76,032)

There are 1,105 and 1,034 securities at March 31, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of March 31, 2014 and December 31, 2013, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $2,759 and $3,054, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of March 31, 2014:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of our restricted assets as of March 31, 2014 and December 31, 2013 are as follows:

(Amounts in Thousands)	2014	2013
Restricted cash	$143,143	$100,439
Restricted investments	877,461	978,910
Total restricted cash and investments	$1,020,604	$1,079,349

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of March 31, 2014 was $21,471 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2014. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations. The Company did not have any securities sold but not yet purchased as of December 31, 2013.

The Company entered into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of March 31, 2014, the Company had 4 repurchase agreements with an outstanding principal amount of $94,162, which approximates fair value, at an interest rate of 0.24%. All of these repurchase agreements were with the same counter-party. Interest expense associated with these repurchase agreements, which was recorded as a component of investment income, was $249 and $277 for the three months ended March 31, 2014 and 2013, respectively. The Company has approximately $104,552 collateral pledged in support of these agreements as of March 31, 2014.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2014 and December 31, 2013:

(Amounts in Thousands) As of March 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$106,918	$106,918	$—	$—
U.S. government agencies	26,733	—	26,733	—
Municipal bonds	503,558	—	503,558	—
Foreign government	164,847	—	164,847	—
Corporate bonds and other bonds:
Finance	1,191,318	—	1,191,318	—
Industrial	988,633	—	988,633	—
Utilities	105,335	—	105,335	—
Commercial mortgage backed securities	39,020	—	39,020	—
Residential mortgage backed securities:
Agency backed	689,972	—	689,972	—
Non-agency backed	13,602	—	13,602	—
Asset-backed securities	4,659	—	4,659	—
Equity securities	67,387	67,387	—	—
Short term investments	71,223	71,223	—	—
Other investments	18,166	—	—	18,166
Securities held as collateral	104,552	—	104,552	—
Life settlement contracts	268,199	—	—	268,199
	$4,364,122	$245,528	$3,832,229	$286,365
Liabilities:
Equity securities sold but not yet purchased, market	21,471	21,471	—	—
Equity securities sold under agreements to repurchase, at carrying value	94,162	—	94,162	—
Life settlement contract profit commission	13,348	—	—	13,348
Derivatives	2,759	—	2,759	—
	$131,740	$21,471	$96,921	$13,348

(Amounts in Thousands) As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$110,345	$110,345	$—	$—
U.S. government agencies	10,489	—	10,489	—
Municipal bonds	446,183	—	446,183	—
Foreign government	160,105		160,105
Corporate bonds and other bonds:
Finance	1,084,599	—	1,084,599	—
Industrial	754,417	—	754,417	—
Utilities	70,226	—	70,226	—
Commercial mortgage backed securities	28,566	—	28,566	—
Residential mortgage backed securities:
Agency backed	423,137	—	423,137	—
Non-agency backed	6,749	—	6,749	—
Asset-backed securities	6,120		6,120
Equity securities	15,148	15,148	—	—
Short term investments	114,202	114,202	—	—
Other investments	25,749	—	—	25,749
Securities held as collateral	311,518	48,915	262,603	—
Life settlement contracts	233,024	—	—	233,024
	$3,800,577	$288,610	$3,253,194	$258,773
Liabilities:
Securities sold under agreements to repurchase, at carrying value	293,222	—	293,222	—
Life settlement contract profit commission	11,945	—	—	11,945
Derivatives	3,054	—	3,054	—
	$308,221	$—	$296,276	$11,945

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

For additional discussion regarding techniques used to value the Company’s investment portfolio, refer to Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in its 2013 Form 10-K.

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2014 and 2013:

(Amounts in Thousands)	Balance as of December 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2014
Other investments	$25,749	$2,114	$—	$3,207	$(12,904)	$—	$18,166
Life settlement contracts	233,024	16,987	—	23,215	(5,027)	—	268,199
Life settlement contract profit commission	(11,945)	(1,403)	—	—	—	—	(13,348)
Total	$246,828	$17,698	$—	$26,422	$(17,931)	$—	$273,017

(Amounts in Thousands)	Balance as of December 31, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2013
Other investments	$11,144	$694	$—	$5,111	$(897)	$—	$16,052
Life settlement contracts	193,927	9,925	—	—	(4,028)	—	199,824
Life settlement contract profit commission	(11,750)	(487)	—	—	—	—	(12,237)
Total	$193,321	$10,132	$—	$5,111	$(4,925)	$—	$203,639

 The Company had no transfers between levels during the three months ended March 31, 2014 and 2013.

A reconciliation of net income for life settlement contracts in the above table to gain (loss) on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income is as follows:

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Net income	$16,987	$9,925
Premiums paid	(11,394)	(9,427)
Profit commission	(1,403)	(487)
Other expenses	(1,390)	(1,087)
Gain (loss) on investment in life settlement contracts net of profit commission	$2,800	$(1,076)

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

—
Other Investments: The Company has approximately 0.4% of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy.

—
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 13.2% in National General Holdings Corp., which completed a 144A offering during 2014. The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on National General Holdings Corp. The fair value of the investment was approximately $172,000 as of March 31, 2014.

—
Subordinated Debentures and Debt: The current fair value of the Company's convertible senior notes, subordinated debentures, and 6.125% Notes was $294,762, $69,250, and $248,293 as of March 31, 2014, respectively. The convertible senior notes and the 6.125% Notes are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The subordinated debentures are classified as Level 3 in the fair value hierarchy. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model.

—
Derivatives: The Company classifies interest rate swaps as Level 2 in fair value hierarchy.  The Company uses these interest rate swaps to hedge floating interest rates on its debt, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations.  The estimated fair value of the interest rate swaps, which is obtained from a third party pricing service, is measured using discounted cash flow analysis that incorporates significant observable inputs, including the LIBOR forward curve and a measurement of volatility.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2014 and December 31, 2013 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	March 31, 2014	December 31, 2013
Average age of insured	80.4 years	80.1 years
Average life expectancy, months (1)	127	131
Average face amount per policy	$6,692,000	$6,611,000
Effective discount rate (2)	14.4%	14.2%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective Discount Rate ("EDR") is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The increase in the EDR from December 31, 2013 to March 31, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2014 and December 31, 2013:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2014	$(33,032)	$34,621
December 31, 2013	$(29,537)	$31,313

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2014	$(22,413)	$25,228
December 31, 2013	$(20,055)	$22,605

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

The Company currently owns and periodically acquires life settlement contracts. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The Company currently has a fifty percent ownership interest in four subsidiaries (collectively, the “LSC entities”) that acquire life settlement contracts. The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A subsidiary of National General Holdings Corp. ("NGHC") owns the remaining fifty percent interest in the LSC entities. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC entities. In conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 56.6% of the profits and losses of the LSC entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC entities.

The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. As no comparable market pricing is available, the Company determines fair value based upon its estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the Company, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts.

Total capital contributions of approximately $3,125 and $4,397 were made to the LSC entities during the three months ended March 31, 2014 and 2013, respectively, for which the Company contributed approximately $1,375 and $2,188 in those same periods. The LSC entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements and premium finance loans were approximately $268,199 and $233,024 as of March 31, 2014 and December 31, 2013, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment in life settlement contracts, net of profit commission, for the three months ended March 31, 2014 of approximately $2,800 and a loss of approximately $1,076 for the three months ended March 31, 2013, respectively, related to the life settlement contracts.

During the three months ended March 31, 2014, upon the voluntary surrender of the underlying life insurance policies in satisfaction of the remaining defaulted premium finance loans, the LSC entities became the owner and beneficiary under the underlying life insurance policies with respect to such loans. As of March 31, 2014, the LSC entities owned no premium finance loans. As of December 31, 2013, the LSC entities owned 2 premium finance loans which were secured by life insurance policies and were carried at a value of $0.

The following table describes the Company’s investment in life settlements as of March 31, 2014 and December 31, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of March 31, 2014
0-1	—	$—	$—
1-2	3	17,236	25,000
2-3	8	43,069	73,000
3-4	7	15,824	38,000
4-5	3	7,886	20,000
Thereafter	267	184,184	1,718,409
Total	288	$268,199	$1,874,409

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2013
0-1	—	$—	$—
1-2	—	—	—
2-3	1	2,726	5,000
3-4	13	53,767	103,000
4-5	2	5,622	13,000
Thereafter	255	170,909	1,641,409
Total	271	$233,024	$1,762,409

(1)
The Company determined the fair value as of March 31, 2014 based on 210 policies out of 288 policies, as the Company assigned no value to [78] of the policies as of March 31, 2014. The Company determined the fair value as of December 31, 2013 based on 191 policies out of 271 policies, as the Company assigned no value to [80] of the policies as of December 31, 2013. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding March 31, 2014 and December 31, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts)	March 31, 2014	December 31, 2013
Number of policies with a negative value from discounted cash flow model as of period end	78	80
Premiums paid for the preceding twelve month period for period ended	$9,114	$9,371
Death benefit received	$3,012	$3,012

Premiums to be paid by the LSC entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2014, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2014	$39,790
2015	42,339
2016	62,240
2017	40,309
2018	38,319
Thereafter	583,031
Total	$806,028

6.	Debt

The Company’s borrowings consisted of the following at March 31, 2014 and December 31, 2013:

(Amounts in Thousands)	March 31, 2014	December 31, 2013
Revolving credit facility	$—	$—
Convertible senior notes	165,006	164,218
6.125% Notes due 2023	250,000	250,000
Subordinated debentures	123,714	123,714
Secured loan agreements	7,476	7,742
Promissory notes	14,500	14,500
	$560,696	$560,174

 Aggregate scheduled maturities of the Company’s borrowings at March 31, 2014 are:

(Amounts in Thousands)
2014	$805
2015	1,116
2016	1,167
2017	1,220
2018	3,168
Thereafter	553,220	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $34,994.

Revolving Credit Agreement

The Company has a $200,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000. The Credit Agreement, which matures in August 2016, contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of March 31, 2014.

As of March 31, 2014, the Company had no outstanding borrowings under this Credit Agreement. As of March 31, 2014, the Company had outstanding letters of credit in place under this Credit Agreement for $88,469, which reduced the availability for letters of credit to $11,531, and the availability under the facility to $111,531.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of March 31, 2014 was 1.50%. The Company recorded total interest expense of approximately $340 and $560 for the three months ended March 31, 2014 and 2013, respectively, under revolving credit agreements.

 Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at March 31, 2014), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .20% to .30% based on the Company’s consolidated leverage ratio and was .25% at March 31, 2014).

Convertible Senior Notes

The Company has outstanding $200,000 aggregate principal amount of convertible senior notes due 2021 (the “Convertible Notes”). The Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at March 31, 2014 is equal to 38.2129 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $26.17 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the Convertible Notes. Upon conversion of the Convertible Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

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

The Company separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the Convertible Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Convertible Notes was $3,657 and $3,592 for the three months ended March 31, 2014 and 2013, respectively.

The following table shows the amounts recorded for the Convertible Notes as of March 31, 2014 and December 31, 2013:

(Amounts in Thousands)	March 31, 2014	December 31, 2013
Liability component
Outstanding principal	$200,000	$200,000
Unamortized OID	(34,994)	(35,782)
Liability component	$165,006	$164,218
Equity component, net of tax	$27,092	$27,092

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by the Company. Fees associated with the Notes were approximately $2,706. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated leverage ratio under this agreement was less than 30% as of March 31, 2014. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's Convertible Notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $3,897 for the three months ended March 31, 2014.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of March 31, 2014 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $2,020 and $1,999 of interest expense for the three months ended March 31, 2014 and 2013, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of March 31, 2014:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.533	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.233	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Secured Loan Agreement

The Company, through a wholly-owned subsidiary, has a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $87 and $101 for the three months ended March 31, 2014 and 2013, respectively, related to this agreement. The loan is secured by the aircraft.

The agreement contains certain covenants that are similar to the Company’s Credit Agreement. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft. The agreement allows the Company, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 13. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $66 and $97 for the three months ended March 31, 2014 and 2013, respectively, related to the notes. Additionally, the Company recorded approximately $1,430 of deferred financing fees.

In May 2013, as part of its acquisition of Mutual Insurers Holding Company ("MIHC") as discussed in Note 12. "Acquisitions", the Company assumed two promissory notes totaling $6,500 for which the principal is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three month libor per annum, which was 4.1% as of March 31, 2014. The Company recorded $69 of interest expense related to these notes for the three months ended March 31, 2014.

Sagicor Credit Agreement

On November 26, 2013, the Company (as “Guarantor”), and two of its wholly-owned subsidiaries, AmTrust International Insurance, Ltd. (the “Account Party”) and AmTrust Corporate Capital Limited ("IGI Group") entered into a four-year, £200,000 credit facility agreement with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The credit facility, which matures on December 31, 2017, is a letter of credit facility that is used to support the Company’s capacity at Lloyd’s as a member of Syndicates 2526, 1206 and 44 for the 2014 underwriting year of account, as well as prior open years of account. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, transactions with affiliates and the sale of assets, and requirements to maintain certain consolidated net worth, statutory surplus, leverage and fixed charge coverage ratios.

The facility is secured by a pledge of a collateral account pursuant to a pledge and security agreement and a Deed of Charge dated November 26, 2013. At the outset, the collateral account is 50% funded. The collateral account will be required to be 100% funded upon the occurrence of certain specified events, including an event of default, the financial strength rating of the Account Party falling below A-, the forecast underwriting losses exceeding a certain level for any year supported by a letter of credit or any non-extension notice is given with respect to any letter of credit.

As of March 31, 2014, the Company had outstanding letters of credit of £194,293 (or $323,767) in place under this credit facility, which reduced the total availability under the facility to £5,707 (or $9,511).

Fees payable by the Company under the credit facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.55% and on the unsecured portion of the letters of credit determined based on the Account Party’s then-current financial strength rating issued by A.M. Best. As of March 31, 2014, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Account Party’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000, of which $48,467 was utilized as of March 31, 2014. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $22,210 as of March 31, 2014.

7.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Policy acquisition expenses	$94,251	$37,730
Salaries and benefits	77,855	45,129
Other insurance general and administrative expenses	14,503	17,426
	$186,609	$100,285

8.	Earnings Per Share

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

The Company paid a ten percent stock dividend on September 4, 2013. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively in the prior periods.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in Thousands, except for earnings per share)	2014	2013
Basic earnings per share:
Net income attributable to AmTrust common shareholders	99,851	83,878
Less: Net income allocated to participating securities and redeemable non-controlling interest	216	319
Net income allocated to AmTrust common shareholders	$99,635	$83,559

Weighted average common shares outstanding – basic	74,708	74,079
Less: Weighted average participating shares outstanding	161	268
Weighted average common shares outstanding - basic	74,547	73,811
Net income per AmTrust common share - basic	$1.34	$1.13

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$99,851	$83,878
Less: Net income allocated to participating securities and redeemable non-controlling interest	216	319
Net income allocated to AmTrust common shareholders	$99,635	$83,559

Weighted average common shares outstanding – basic	74,547	73,811
Plus: Dilutive effect of stock options, convertible debt, other	3,897	3,514
Weighted average common shares outstanding – dilutive	78,444	77,325
Net income per AmTrust common shares – diluted	$1.27	$1.08

As of March 31, 2014, there were less than 20,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance shares units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2014, approximately 5,000,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four year period following the date of grant for employee options. The Company uses the simplified method in determining the expected life. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants restricted shares, RSUs and PSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted and the restricted shares and RSUs vest over a period of two to four years, while PSUs vest based on terms of the awards.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the three months ended March 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,997,460	$10.49	3,675,776	$9.41
Granted	27,500	32.49	11,000	26.71
Exercised	(229,968)	8.13	(168,035)	7.28
Cancelled or terminated	—	—	—	—
Outstanding end of period	2,794,992	$10.90	3,518,741	$9.57

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was approximately $14.16 and $8.91, respectively.

A summary of the Company’s restricted stock and RSU activity for the three months ended March 31, 2014 and 2013 is shown below:

	2014		2013
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	917,015	$24.43	888,197	$20.86
Granted	680,842	37.14	90,146	31.58
Vested	(155,171)	22.65	(131,539)	21.04
Forfeited	(1,566)	24.00	—	—
Non-vested at end of period	1,441,120	$30.63	846,804	$21.97

The Company has 159,713 PSUs granted as of March 31, 2014. During the three months ended March 31, 2014, 347,875 PSUs were converted to restricted share awards based on achievements of certain targets. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. The fair value of these PSUs on the date of the grants was $4,687.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $4,150 and $2,108 for the three months ended March 31, 2014 and 2013, respectively.

The intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $5,877 and $3,780, respectively. The intrinsic value of stock options that were outstanding as of March 31, 2014 and 2013 was $74,644 and $88,256, respectively.

Cash received from options exercised was $1,558 and $975 during the three months ended March 31, 2014 and 2013, respectively. The excess tax benefit from award exercises was approximately $1,337 and $1,133, for the three months ended March 31, 2014 and 2013, respectively.

10.	Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Income before equity in earnings of unconsolidated subsidiaries	$110,656	$97,560
Tax at federal statutory rate of 35%	$38,730	$34,146
Tax effects resulting from:
Income (loss) of non-includible foreign subsidiaries	(48,878)	(19,587)
Other, net	37,592	1,550
	$27,444	$16,109
Effective tax rate	24.8%	16.5%

During the fourth quarter of 2013, the Company reclassified the reduction to its Luxembourg tax liability that was previously recorded as a reduction in policy acquisition expense to a reduction in its provision for income taxes in accordance with ASC 740 Income Taxes. As a result of the reclassification, the Company reduced its income tax expense by $7,423 for the three months ended March 31, 2013, which reduced the effective tax rate by approximately 7.6%. There was no corresponding reduction in the Company's deferred tax liability during the three months ended March 31, 2014. This reduction was offset by an increase in tax expense during the three months ended March 31, 2013 of $5,872 related to the retrospective gain on acquisition of Car Care Plan (Holdings) Limited ("CCPH") of $25,532.

The Company’s management believes that it will realize the benefits of its deferred tax assets, which is included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At March 31, 2014 and December 31, 2013, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $444,000 and $360,000, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2010 and forward. As permitted by FASB ASC 740-10, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company has not recorded any unrecognized tax benefits or any related interest and penalties at March 31, 2014 and December 31, 2013, respectively.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of March 31, 2014, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.3% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions) and 40% of losses excluding certain business that the Company commenced writing after the effective date, including the Company’s European medical liability business discussed below, business assumed from Tower Group International, Ltd. pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”).

On March 7, 2013, after receipt of approval from each of the Company’s and Maiden’s Audit Committee, the Company and Maiden executed an amendment to the Maiden Quota Share. The amendment provides that, effective January 1, 2013, AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission remains 34.375%. With regards to the Specialty Program portion of Covered Business only, the Company will be responsible for ultimate net loss otherwise recoverable from Maiden Insurance to the extent that the loss ratio to Maiden Insurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the "Specialty Program Loss Corridor"). For the purpose of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers’ compensation business written in the Company’s Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

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

Effective April 1, 2011, the Company, through its subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Insurance by which the Company cedes to Maiden Insurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and was renewed through March 31, 2015. The agreement can be terminated by either party on four months’ prior written notice. Maiden Insurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

The following is the effect on the Company’s results of operations for the three months ended March 31, 2014 and 2013 related to Maiden Reinsurance agreements:

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Results of operations:
Premium written – ceded	$(408,558)	$(305,786)
Change in unearned premium – ceded	95,890	78,096
Earned premium - ceded	$(312,668)	$(227,690)
Ceding commission on premium written	$118,340	$89,499
Ceding commission – deferred	(30,234)	(25,541)
Ceding commission – earned	$88,106	$63,958
Incurred loss and loss adjustment expense – ceded	$214,283	$152,965

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of March 31, 2014 and December 31, 2013, respectively. The Company recorded $444 and $494 of interest expense during the three months ended March 31, 2014 and 2013, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of March 31, 2014 was approximately $1,216,782. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $5,020 and $3,659 of brokerage commission (recorded as a component of service and fee income) during the three months ended March 31, 2014 and 2013, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of March 31, 2014, the Company managed approximately $3,275,164 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company earned approximately $1,224 and $1,041 of investment management fees (recorded as a component of service and fee income) for the three months ended March 31, 2014 and 2013, respectively.

National General Holding Corp.

The Company has a 13.2% ownership interest in National General Holding Corp. (“NGHC”). NGHC is a publicly-held insurance holding company (Nasdaq: NGHC) that operates eleven insurance companies in the United States and writes consumer property and casualty insurance business through independent agents for automobiles. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. NGHC's two largest shareholders are the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman, President and Chief Executive Offer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In February 2014, NGHC issued approximately 13,600,000 shares in a follow on 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from 15.4% to 13.2%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $18,516 and $1,550 of income during the three months ended March 31, 2014 and 2013, respectively, related to its equity investment in NGHC.

Personal Lines Quota Share

The Company was a party to a quota share reinsurance agreement (“Personal Lines Quota Share”) with Integon National Insurance Company ("Integon"). On August 1, 2013, the Company and its wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”), received notice from Integon that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share. The termination is on a run-off basis, meaning TIC will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. The results of its operations from the Personal Lines Quota Share represent the Company's Personal Lines Reinsurance segment. The Company assumed $30,652 of business as a result of this agreement during the three months ended March 31, 2013.

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $5,039 and $5,376 of fee income during the three months ended March 31, 2014 and 2013, respectively, related to this agreement.

Asset Management Agreement

The Company manages the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $1,119,903 of assets as of March 31, 2014 related to this agreement. As a result of this agreement, the Company earned approximately $429 and $363 of investment management fees for the three months ended March 31, 2014 and 2013, respectively.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $5,468 and $5,739 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $11,958.

800 Superior

In August 2011, the Company formed 800 Superior, LLC with a subsidiary of NGHC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. Additionally, in conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of the LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

Additionally in 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for fifteen years and NGHC paid 800 Superior, LLC $402 and $536 for the three months ended March 31, 2014 and 2013, respectively. As discussed in Note 13. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

ACP Re, Ltd.

The Company has service and quota share agreements with ACP Re, Ltd. (“ACP Re”). ACP Re is a privately-held Bermuda reinsurance holding company formed by Michael Karfunkel, the chairman of the board of the Company. The following section describes the agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

The Company provides investment management services to ACP Re at (i) an annual rate of 0.20% of the average value of ACP Re’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $106,689 of assets as of March 31, 2014. The Company recorded approximately $55 and $52 for these services for the three months ended March 31, 2014 and 2013, respectively.

Reinsurance Agreements and Assumption of Premium from Tower

In January 2014, ACP Re, through a subsidiary, agreed to acquire 100% of the outstanding stock of Tower Group International, Ltd. (“Tower”) and merge with Tower (the “Merger”). In connection with the Merger, the Company and ACP Re entered into a Commercial Lines Stock and Asset Purchase Agreement dated January 3, 2014 (the “CL SPA”) by which the Company agreed to purchase from ACP Re the renewal rights and certain other assets related to Tower’s commercial lines insurance operations (“Commercial Lines Assets”), including certain of Tower’s U.S. domiciled insurance companies, for a purchase price equal to the tangible book value of the companies, which was expected to be $125,000.

In connection with its entry into the CL SPA with the Company, ACP Re entered into a Personal Lines Stock and Asset Purchase Agreement dated January 3, 2014 (the “PL SPA”) with NGHC, by which NGHC agreed to purchase from ACP Re the renewal rights and certain other assets related to Tower’s personal lines insurance operations (“Personal Lines Assets”), including certain of Tower’s U.S. domiciled insurance companies, for a purchase price equal to the tangible book value of the companies, which also was expected to be $125,000.

The Merger is subject to shareholder and regulatory approval and the acquisition of Tower’s insurance companies by the Company and NGHC pursuant to the CL SPA and PL SPA also requires regulatory approval. Upon announcement of the Merger and the execution of the CL SPA and PL SPA, the Company, NGHC and ACP Re entered into discussions with Tower’s U.S. and Bermuda insurance regulators regarding the overall plan for the administration of the run-off of Tower’s business as of the closing of the Merger and the Company’s and NGHC’s acquisition of the Commercial Lines Assets and Personal Lines Assets going forward. Based on these discussions, the Company, NGHC and ACP Re determined that the best way to structure the transaction would be for Tower to retain ownership of all its U.S. insurance companies and for the Company and NGHC, respectively, to (i) acquire the Commercial Lines Assets and the Personal Lines Assets; (ii) administer the run-off of Tower’s historical commercial lines claims and personal lines claims at cost, (iii) in their discretion, place commercial lines business and personal lines business with the Tower insurance companies, which they will exclusively manage and fully reinsure for a net 2% ceding fee payable to the Tower insurance companies, (iv) retain the expirations on all business written by the Tower insurance companies through the Company and NGHC, as managers, and (v) receive the agreement of the Tower insurance companies and ACP Re not to compete with respect to the commercial lines business and personal lines business (the “Revised Plan”).

In connection with the Revised Plan, the Company and NGHC expect to provide ACP Re with financing in an aggregate principal amount of up to $125,000 each, subject to terms to be negotiated, but that will have a term of no shorter than seven years and pay a market interest rate. In addition, the Company and NGHC will issue a $250,000 aggregate stop loss reinsurance agreement to Tower by which each, as reinsurers, will provide, severally, $125,000 of stop loss coverage. ACP Re will fully reinsure the Company and NGHC for any payments made by the Company and NGHC pursuant to the stop loss agreement. The stop loss coverage will attach in the event that paid losses and paid loss adjustment expenses by the Tower insurance companies exceed Tower’s reserves as of the closing of the Merger.

Pursuant to the foregoing, the Company, on April 8, 2014, terminated the CL SPA and entered into a Commercial Lines Master Agreement with ACP Re (the “Master Agreement”), which provides for the implementation of the Revised Plan and the Company's acquisition of the Commercial Line Assets through the entry of the following agreements, subject to regulatory approval and the consummation of the Merger:

•	the instrument by which the Company will provide financing to ACP Re in the aggregate principal amount of up to $125,000;

•
the Company, through a subsidiary, will enter into an administrative services agreement with ACP Re to manage and administer the runoff of commercial lines claims and policies written by the Tower insurance companies prior to the Merger;

•
the Company, or one of its subsidiaries, will enter into a commercial lines managing general agent agreement with ACP Re to manage and administer the ongoing commercial lines policies after the Merger;

•
the Company, through one of its insurance subsidiaries, will enter into a 100% quota share reinsurance agreement with ACP Re to reinsure the net retained business written post-closing by the Tower insurance companies pursuant to the commercial lines managing general agent agreement;

•
the Company, along with NGHC, as reinsurers, will enter into a $250,000 aggregate stop loss reinsurance agreement with a subsidiary of Tower and ACP Re will enter into a reinsurance agreement by which it reinsures the full amount of any payments that the Company and NGHC would be obligated to pay under the aggregate stop loss reinsurance agreement; and

•	the Company, through a subsidiary, will enter into an investment management agreement with ACP Re to provide investment management services to the Tower insurance companies.

The transaction remains subject to regulatory approval and the consummation of the Merger. There is no assurance that modifications to the terms of the transaction described above will not need to be made in order to obtain regulatory approval.

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. During the three months ended March 31, 2013, the Company leased 14,807 square feet of office space in the same building. The Company paid approximately $467 and $201 for the leased office space for the three months ended March 31, 2014 and 2013, respectively.

In November 2012, the Company entered into an agreement for its office space in Chicago, Illinois. The lease is with 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The Company paid approximately $111 and $144 for this lease for the three months ended March 31, 2014 and 2013, respectively.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and NGHC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, airport taxes, among others. AUI does not charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended March 31, 2014, Maiden and NGHC paid AUI $0 and $84, respectively, for the use of AUI’s aircraft under these agreements. Neither Maiden or NGHC used the aircraft during the three months ended March 31, 2013, and, as a result, no payments were made to AUI under these agreements.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, have fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. Mr. Zyskind reimbursed the Company $54 for his personal use of AUI's aircraft during the three months ended March 31, 2014. Mr. Zyskind did not use the aircraft for personal purposes during the three months ended March 31, 2013. Mr. Karfunkel did not use the aircraft for personal purposes during the three months ended March 31, 2014 and 2013, respectively.

12.	Acquisitions

The Insco Dico Group

On January 3, 2014, the Company completed the acquisition of The Insco Dico Group ("Insco Dico") and its subsidiaries for a purchase price of approximately $88,700. The transaction was funded with the Company's existing working capital. Insco Dico's subsidiaries include Developers Surety and Indemnity Company and Indemnity Company of California, which offer surety insurance to developers and contractors in all 50 states with California as the largest state. In addition, Insco Dico's subsidiary, Builders Insurance Services, markets general liability insurance policies to contractors in several states in the western region of the U.S.

A summary of the preliminary assets acquired and liabilities assumed for Insco Dico are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$130,031
Premium receivables	8,484
Reinsurance recoverable	5,799
Other assets	1,784
Property and equipment	1,190
Goodwill and intangible assets	19,452
Total assets	$166,740

Liabilities
Unearned premiums	$25,715
Loss and loss expense reserves	25,210
Accrued liabilities	10,210
Notes payable	10,000
Funds held for policyholders	5,864
Deferred tax liability	1,041
Total liabilities	$78,040
Cash paid	$88,700

As a result of this transaction, the Company recorded approximately $13,087 of written premium and $359 of fee income during the three months ended March 31, 2014 related to Insco Dico. The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2014.

Sagicor Europe Limited

On December 23, 2013, the Company, through one of its subsidiaries, completed the acquisition of Sagicor Europe Limited and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited (collectively "Sagicor"), from Sagicor Financial Corporation for approximately $93,113. Sagicor of Lloyd's Limited is a managing agency and owner of Lloyd's property/casualty insurance syndicate 1206 with stamp capacity of $330,000 and Lloyd's life insurance syndicate 44 with stamp capacity of $16,500.

A summary of the preliminary assets acquired and liabilities assumed for Sagicor are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$429,476
Prepaid insurance	122,673
Premium receivables	89,801
Other receivable	54,479
Deferred tax asset	29,916
Other assets	10,502
Property and equipment	5,010
Goodwill and intangible assets	33,539
Total assets	$775,396

Liabilities
Loss and loss expense reserves	$496,836
Unearned premium	113,182
Accrued expense and other liabilities	55,950
Ceded reinsurance	16,315
Total liabilities	$682,283
Cash paid	$93,113

The goodwill and intangible assets, as well as Sagicor's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2014.

As a result of this transaction, the Company recorded approximately $83,315 of written premium for the three months ended March 31, 2014 related to Sagicor.

Mutual Insurers Holding Company

On May 13, 2013, the Company completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries. MIHC's primary operating subsidiary, First Nonprofit Insurance Company ("FNIC"), is the third largest provider of property and casualty insurance products to nonprofit organizations in the U.S. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of MIHC who held policies as of December 31, 2012 and the directors, officers and employees of MIHC and its subsidiaries. The Company received subscriptions for approximately $472, resulting in the issuance by the Company of 18 shares of its common stock at a discounted price of 20.0% from the Company's market trading price, or approximately $118. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of MIHC at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $8,000. The Company made a payment to MIHC of $48,500, which included the $472 in proceeds the Company received in the offering, for the stock of FNIC. Additionally, the Company as part of the transaction, was required to make a contribution to First Nonprofit Foundation, a tax exempt corporation principally funded by FNIC's predecessor and managed for the benefit of nonprofit organizations, in the amount of $7,882, which represented $8,000, as discussed above, less the discount of approximately $118 on the shares issued by the Company in the transaction. The remaining $40,618 of cash contributed to MIHC was retained by the Company. Additionally, the Company assumed $6,500 of debt in the transaction. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of approximately $14,500.

A summary of the assets acquired and liabilities assumed for MIHC are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$134,780
Premium receivables	23,085
Other assets	43,714
Deferred tax asset	5,358
Property and equipment	2,684
Intangible assets	6,132
Total assets	$215,753

Liabilities
Loss and loss expense reserves	$89,267
Unearned premium	27,760
Accrued liabilities	23,629
Deferred tax liability	1,586
Notes payable	6,500
Total liabilities	$148,742
Cash paid	$48,500
Acquisition gain	$18,511

The intangible assets acquired consisted of state licenses and have an indefinite life. The intangible assets, as well as FNIC's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value FNIC's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $4,531. As a result of this transaction, the Company recorded a preliminary acquisition gain of approximately $18,511. The Company anticipates completing its acquisition accounting during the second quarter of 2014.

During the three months ended March 31, 2014, the Company recorded approximately $19,391 of written premium related to MIHC.

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

In accordance with FASB ASC 805-10 Business Combinations, the Company recorded a purchase price of approximately $40,000, which consisted primarily of goodwill and intangible assets of approximately $17,327 and $34,700, respectively, and a deferred tax liability of $12,145. The intangible asset consists of customer relationships and has a life of 12 years. The goodwill and intangibles, as well as AMTCS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The Company finalized its acquisition accounting during the three months ended March 31, 2014.

The Company recorded approximately $15,263 of fee income during the three months ended March 31, 2014 related to AMTCS.

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

A summary of the assets acquired and liabilities assumed for Sequoia are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$215,473
Premium receivables	32,870
Reinsurance recoverables	43,793
Other assets	4,014
Deferred tax asset	7,780
Property and equipment	1,022
Intangible assets	11,848
Total assets	$316,800

Liabilities
Loss and loss expense reserves	$165,487
Unearned premium	59,773
Accrued liabilities	15,624
Deferred tax liability	2,607
Total liabilities	$243,491
Purchase price	$60,000
Acquisition gain	$13,309

The intangible assets consists primarily of licenses and trademarks and have an indefinite life. The intangible assets, as well as Sequoia's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value Sequoia's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $7,448. As a result of this transaction, the Company recognized a gain on the acquisition of approximately $13,309. The Company anticipates completing its acquisition accounting during the three months ended June 30, 2014.

The Company recorded approximately $22,833 of written premium during the three months ended March 31, 2014 related to Sequoia.

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

Certain employees, former employees and retirees of CCPH participate in a defined benefit pension plan. The plan was frozen and curtailed in 2007. The impact of the plan on the Company's results of operations was immaterial.

The Company recorded approximately $34,337 of goodwill and intangible assets, which related to dealer relationships, trademarks and non-compete agreements as well as a gain on the acquisition of approximately $25,532. The goodwill and intangible assets, as well as the operating results of CCPH, are included as a component of the Specialty Risk and Extended Warranty segment.

As a result of this transaction, the Company recorded approximately $30,580 and $9,031 of written premium during the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company recorded approximately $10,357 and $3,086 of fee income for the three months ended March 31, 2014 and 2013, respectively, related to CCPH.

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 13.2% ownership in NGHC which was reduced from 15.40% as a result of the 144A stock offering by NGHC in February of 2014. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

14. Stockholder Equity and Accumulated Other Comprehensive Income (Loss)

The following table summarizes the ownership components of total stockholders' equity for the three months ended March 31, 2014 and 2013:

	2014			2013
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Beginning Balance	$1,449,643	$137,860	$1,587,503	$1,144,121	$103,344	$1,247,465
Net income (loss)	101,792	(64)	101,728	83,878	(877)	83,001
Unrealized holding (loss) gain	40,873	—	40,873	(15,286)	—	(15,286)
Reclassification adjustment	(1,945)	—	(1,945)	3,536	—	3,536
Foreign currency translation	1,515	—	1,515	(15,731)	—	(15,731)
Unrealized gain on interest rate swap	192	—	192	220	—	220
Share exercises, compensation and other	5,708	—	5,708	3,083	—	3,083
Common share dividends	(15,064)	—	(15,064)	(9,430)	—	(9,430)
Preferred stock dividends	(1,941)	—	(1,941)	—	—	—
Capital contribution	—	1,765	1,765	—	2,209	2,209
Ending Balance	$1,580,773	$139,561	$1,720,334	$1,194,391	$104,676	$1,299,067

The following table summarizes Accumulated Other Comprehensive Income (Loss) for the three month periods ended March 31, 2014 and 2013:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)
Other comprehensive income before reclassification	2,331	62,881	295	—	65,507
Amounts reclassed from accumulated other comprehensive income	—	(2,992)	—	—	(2,992)
Income tax expense	(816)	(20,961)	(103)	—	(21,880)
Net current-period other comprehensive income	1,515	38,928	192	—	40,635
Balance, March 31, 2014	$4,097	$31,905	$(1,793)	$(1,738)	$32,471

Balance December 31, 2012	$(10,361)	$77,605	$(3,013)	$—	$64,231
Other comprehensive income before reclassification	(24,201)	(23,517)	338	—	(47,380)
Amounts reclassed from accumulated other comprehensive income	—	5,440	—	—	5,440
Income tax benefit (expense)	8,470	6,327	(118)	—	14,679
Net current-period other comprehensive income (loss)	(15,731)	(11,750)	220	—	(27,261)
Balance, March 31, 2013	$(26,092)	$65,855	$(2,793)	$—	$36,970

15. Contingent Liabilities

Litigation

From time to time, the Company is subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. The Company’s insurance subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and LAE reserves. The Company’s management believes the resolution of those actions will not have a material adverse effect on the Company’s financial position or results of operations.

16. Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty and Specialty Program. The Company's Personal Lines Reinsurance segment is in run-off due to the termination of Personal Lines Quota Share in August 2013. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize the results of operations of the business segments for the three months ended March 31, 2014 and 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Three months ended March 31, 2014:
Gross written premium	$938,927	$447,203	$280,066	$—	$—	$1,666,196

Net written premium	650,716	281,115	198,450	—	—	1,130,281
Change in unearned premium	(270,312)	(9,600)	(27,610)	6,292	—	(301,230)
Net earned premium	380,404	271,515	170,840	6,292	—	829,051

Loss and loss adjustment expense	(255,122)	(183,120)	(116,160)	(4,168)	—	(558,570)
Acquisition costs and other underwriting expenses	(88,028)	(52,865)	(43,886)	(1,830)	—	(186,609)
	(343,150)	(235,985)	(160,046)	(5,998)	—	(745,179)
Underwriting income	37,254	35,530	10,794	294	—	83,872
Service and fee income	22,103	56,225	150	—	12,480	90,958
Investment income and realized gain	13,644	14,105	6,054	163	—	33,966
Other expenses	(49,359)	(23,509)	(14,723)	—	—	(87,591)
Interest expense	(6,479)	(3,086)	(1,932)	—	—	(11,497)
Foreign currency loss	—	(1,852)	—	—	—	(1,852)
Gain on life settlement contracts	1,577	752	471	—	—	2,800
Provision for income taxes	(3,982)	(16,607)	(173)	(97)	(6,585)	(27,444)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	18,516	18,516
Net income attributable to AmTrust Financial Services, Inc.	$14,758	$61,558	$641	$360	$24,411	$101,728

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Three months ended March 31, 2013:
Gross written premium	$375,849	$328,329	$209,092	$30,652	$—	$943,922

Net written premium	173,740	184,442	143,272	30,652	—	532,106
Change in unearned premium	(47,140)	(43,288)	(31,794)	(1,890)	—	(124,112)
Net earned premium	126,600	141,154	111,478	28,762	—	407,994

Loss and loss adjustment expense	(84,330)	(92,971)	(75,554)	(19,401)	—	(272,256)
Acquisition costs and other underwriting expenses	(31,664)	(31,318)	(28,543)	(8,760)	—	(100,285)
	(115,994)	(124,289)	(104,097)	(28,161)	—	(372,541)
Underwriting income	10,606	16,865	7,381	601	—	35,453
Service and fee income	22,102	27,719	73	—	10,619	60,513
Investment income and realized gain (loss)	12,038	14,891	7,402	1,048	—	35,379
Other expenses	(20,766)	(18,140)	(11,552)	(1,694)	—	(52,152)
Interest expense	(2,931)	(2,560)	(1,631)	(239)	—	(7,361)
Foreign currency gain	—	1,272	—	—	—	1,272
Loss on life settlement contracts	(429)	(374)	(238)	(35)	—	(1,076)
Acquisition gain on purchase	—	25,532	—	—	—	25,532
Provision for income taxes	(3,352)	(10,598)	(233)	52	(1,978)	(16,109)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	1,550	1,550
Net income attributable to AmTrust Financial Services, Inc.	$17,268	$54,607	$1,202	$(267)	$10,191	$83,001

The following tables summarize long lived assets and total assets of the business segments as of March 31, 2014 and December 31, 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and other	Total
As of March 31, 2014:
Property and equipment, net	$60,980	$29,045	$18,190	$—	$—	$108,215
Goodwill and intangible assets	230,415	408,095	54,526	—	—	693,036
Total assets	5,444,100	4,820,424	1,925,866	24,523	—	12,214,913

As of December 31, 2013:
Property and equipment, net	$42,054	$38,297	$22,280	$1,668	$—	$104,299
Goodwill and intangible assets	233,566	399,954	31,873	—	—	665,393
Total assets	4,257,302	5,021,556	1,891,991	86,560	—	11,257,409

17. Subsequent Event

Sale of Personal Express Insurance Company

In April 2014, the Company completed the sale of Personal Express Insurance Company (“PEIC”) and its captive insurance agency Personal Express Insurance Services, Inc. (“PEIS” and, together with PEIC, the “Personal Express Companies”) to Integon National Insurance Company, a subsidiary of NGHC, for approximately $20,000, subject to certain post-closing adjustments. The Personal Express Companies were wholly-owned subsidiaries of Sequoia Insurance Company, which is one of the Company’s wholly-owned subsidiaries. PEIC is a regulated preferred personal lines insurance carrier and offers retail personal lines insurance products in California.  The Personal Express Companies offer three primary lines of direct-to-market personal insurance products: personal auto, homeowners and dwelling fire insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately, many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holding Corp., ACP Re, Ltd., or third party agencies and warranty administrators, difficulties with technology or breaches in data security, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our Personal Lines Reinsurance business is currently in run-off. On August 1, 2013, we received notice that our participation in a quota share arrangement for this business was terminated. As we retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we are not presenting the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations.

We transact business primarily through our fourteen insurance subsidiaries domiciled in the United States and four insurance subsidiaries domiciled in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Our principal operating subsidiaries are rated "A"(Excellent) by A.M. Best Company ("A.M. Best").

For the three months ended March 31, 2014, our results of operations include activity for the following entities that were acquired subsequent to the three months ended March 31, 2013:

•	The Insco Dico Group and subsidiary, collectively known as "Insco Dico"

•	Sagicor Europe Limited and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited, collectively known as "Sagicor"

•	Sequoia Insurance Company, Sequoia Indemnity Company and Personal Express Insurance Company, collectively known as "Sequoia"

•	Mutual Insurance Holding Company and First Nonprofit Insurance Company and subsidiaries, collectively known as "FNIC"

•	AMTCS Holdings, Inc. and subsidiaries, collectively known as "AMTCS", which was called CPPNA Holdings, Inc. at acquisition

In January 2014, we entered into a cut-through quota share reinsurance agreement (the "Cut Through Reinsurance Agreement")with Tower Group International, Ltd. ("Tower") to reinsure at least 60% of Tower's in force commercial lines policies and most new and renewal commercial lines business. As a result of this agreement, we assumed approximately $268 million of premium during the three months ended March 31, 2014, which consisted of $174 of unearned premium and $94 million of premium written during the three months ended March 31, 2014. We earned approximately $92 million and incurred $59 million of loss and loss adjustment expense during the three months ended March 31, 2014 related to the Cut Through Reinsurance Agreement. Additionally, we incurred approximately $59 million of commission expense and $4 million of unallocated claims expense as part of the agreement.

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

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of Maiden, National General Holdings Corp ("NGHC") and ACP Re, Ltd. ("ACP Re") for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to NGHC and its affiliates for a fee.

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

•
Ceding commission is a commission we receive from ceding gross written premium to third party reinsurers. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. In connection with the Maiden Quota Share, which is our primary source of ceding commission, the amount we receive is a blended rate based on the contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of our individual segments. As such, we allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period. Ceding commission is netted against acquisition costs and other underwriting expenses.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 28.5% and 28.7% for the three months ended March 31, 2014 and 2013, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.9% and 91.3% for the three months ended March 31, 2014 and 2013, respectively.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2013.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Gross written premium	$1,666,196	$943,922

Net written premium	$1,130,281	$532,106
Change in unearned premium	(301,230)	(124,112)
Net earned premium	829,051	407,994
Service and fee income (related parties – $12,200; $10,507)	90,958	60,513
Net investment income	28,527	18,095
Net realized gain on investments	5,439	17,284
Total revenues	953,975	503,886
Loss and loss adjustment expense	558,570	272,256
Acquisition costs and other underwriting expenses	186,609	100,285
Other	87,591	52,152
Total expenses	832,770	424,693
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	121,205	79,193
Other income (expense):
Interest expense	(11,497)	(7,361)
Net gain (loss) on investment in life settlement contracts net of profit commission	2,800	(1,076)
Foreign currency (loss) gain	(1,852)	1,272
Acquisition gain on purchase	—	25,532
Total other income (expense)	(10,549)	18,367
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	110,656	97,560
Provision for income taxes	27,444	16,109
Income before equity in earnings of unconsolidated subsidiaries	83,212	81,451
Equity in earnings of unconsolidated subsidiaries – related party	18,516	1,550
Net income	101,728	83,001
Non-controlling interest	64	877
Net income attributable to AmTrust Financial Services, Inc.	101,792	83,878
Dividends on preference stock	(1,941)	—
Net income attributable to AmTrust common shareholders	$99,851	$83,878

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(1,643)	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	(1,643)	—
Other net realized gain on investments	7,082	17,284
Net realized investment gain	$5,439	$17,284

Key measures:
Net loss ratio	67.4%	66.7%
Net expense ratio	22.5%	24.6%
Net combined ratio	89.9%	91.3%

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013

Gross Written Premium. Gross written premium increased $722.2 million, or 76.5%, to $1,666.2 million from $943.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $722.2 million is attributable to growth in all of our segments. The increase in Small Commercial Business resulted primarily from the assumption of premium through the Cut Through Reinsurance Agreement with Tower, the acquisitions of FNIC, Insco Dico and Sequoia, and increases in the number of policies issued and the average policy size. The largest increases were in the states of California, Florida, New Jersey and New York. The increase in Specialty Risk and Extended Warranty resulted from the acquisitions of Car Care Plan (Holdings) Limited ("CCPH") and Sagicor in 2013, as well as organic growth in the U.S. The increase in Specialty Program resulted primarily from growth in existing workers' compensation programs.

Net Written Premium. Net written premium increased $598.2 million, or 112.4%, to $1,130.3 million from $532.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business - $477.0 million, Specialty Risk and Extended Warranty - $96.7 million and Specialty Program – $55.2 million. Net written premium increased for the three months ended March 31, 2014 compared to the same period in 2013 due to the increase in gross written premium in 2014 compared to 2013 and the increase in retention of premiums written on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention rates were 67.8% and 56.4% for the three months ended March 31, 2014 and 2013, respectively. The increase was partially offset by the reduction in premium of $30.7 million as a result of the termination of the Personal Lines Quota Share in 2013.

Net Earned Premium. Net earned premium increased $421.1 million, or 103.2%, to $829.1 million from $408.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business — $253.8 million, Specialty Risk and Extended Warranty — $130.4 million and Specialty Program — $59.4 million. The increase in net earned premium resulted from an increase in gross written premium on a twelve-month rolling basis. The increase was partially offset by the reduction in net earned premium of $22.5 million as a result of the termination of the Personal Lines Quota Share in 2013.

Service and Fee Income. Service and fee income increased $30.4 million, or 50.3%, to $91.0 million from $60.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase primarily related to additional fee income of approximately $22.9 million during the three months ended March 31, 2014 from the acquisitions completed subsequent to the three months ended March 31, 2013, as well as the incremental impact from the acquisition of CCPH on February 28, 2013. We also increased our warranty administration fees by $7.1 million during the three months ended March 31, 2014 compared to the equivalent period in 2013. Additionally, we generated higher total fees related to Maiden and NGHC of approximately $1.2 million during the quarter ended March 31, 2014 compared to the same period in 2013.

Net Investment Income. Net investment income increased $10.4 million, or 57.7%, to $28.5 million from $18.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the three months ended March 31, 2014 compared to the same period in 2013 as a result of acquisitions made subsequent to March 31, 2013, including FNIC, Insco Dico, Sagicor and Sequoia, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $5.4 million and $17.3 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the realized gains for the three months ended March 31, 2014 compared to the same period in 2013 resulted primarily from fewer sales of securities in our investment portfolio during the three months ended March 31, 2014. We impaired one equity security during the three months ended March 31, 2014 for $1.7 million. We had no impairment of securities during the three months ended March 31, 2013.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $286.3 million, or 105.2%, to $558.6 million for the three months ended March 31, 2014 from $272.3 million for the three months ended March 31, 2013. Our loss ratio for the three months ended March 31, 2014 and 2013 was 67.4% and 66.7%, respectively.  The increase in the loss ratio during the three months ended March 31, 2014 primarily relates to higher ultimate loss selections in our Specialty Risk and Extended Warranty segment's European casualty business in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Additionally, the increase in the loss ratio was the result of having a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $86.3 million, or 86.1%, to $186.6 million for the three months ended March 31, 2014 from $100.3 million for the three months ended March 31, 2013. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended March 31, 2014 and 2013 was $88.1 million and $64.0 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premium. The expense ratio decreased to 22.5% during the three months ended March 31, 2014 from 24.6% during the three months ended March 31, 2013 and impacted all of our segments. The decrease related primarily to the assumption of premium from the Cut Through Reinsurance Agreement, which had a blended expense ratio of 21%, and the overall expansion of written premium during the three months ended March 31, 2014, utilizing our current workforce.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $42.0 million, or 53.1%, to $121.2 million for the three months ended March 31, 2014 from $79.2 million for the three months ended March 31, 2013. The $42.0 million increase resulted primarily from an increase in earned premium combined with a consistent combined ratio period over period as well as higher net investment income.

Interest Expense. Interest expense for the three months ended March 31, 2014 was $11.5 million, compared to $7.4 million for the same period in 2013. The increase was primarily related to interest expense on the $250 million notes issued in August 2013.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a gain on investment in life settlement contracts of $2.8 million for the three months ended March 31, 2014 compared to a loss of $1.1 million for the three months ended March 31, 2013. The increase in the gain from life settlement contracts resulted from a higher increase in fair value of the life settlement contracts net of their related expenses.

 Provision for Income Tax. Income tax expense for the three months ended March 31, 2014 was $27.4 million, which resulted in an effective tax rate of 24.8%, compared to $16.1 million, which resulted in an effective tax rate of 16.5%, for the three months ended March 31, 2013. The effective rate increased during the three months ended March 31, 2014 primarily from the reduction of the deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers of approximately $7.4 million that was recognized during the three months ended March 31, 2013. There was no corresponding reduction in our deferred tax liability during the three months ended March 31, 2014. The effect of this $7.4 million tax benefit reduced the effective rate by approximately 7.6% during the three months ended March 31, 2013.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $17.0 million for the three months ended March 31, 2014 to $18.5 million compared to $1.6 million for the three months ended March 31, 2013. The increase resulted primarily from a realized gain of approximately $14.7 million from a decrease in our ownership percentage of NGHC from 15.4% to 13.2% as a result of NGHC's sale of shares in a 144A offering in February 2014.

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Gross written premium	$938,927	$375,849

Net written premium	$650,716	$173,740
Change in unearned premium	(270,312)	(47,140)
Net earned premium	380,404	126,600

Loss and loss adjustment expense	(255,122)	(84,330)
Acquisition costs and other underwriting expenses	(88,028)	(31,664)
	(343,150)	(115,994)
Underwriting income	$37,254	$10,606

Key measures:
Net loss ratio	67.1%	66.6%
Net expense ratio	23.1%	25.0%
Net combined ratio	90.2%	91.6%

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2014 and 2013

Gross Written Premium.  Gross written premium increased $563.1 million, or 149.8%, to $938.9 million for the three months ended March 31, 2014 from $375.8 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we entered into the Cut Through Reinsurance Agreement with Tower, which resulted in our assumption of approximately $268 million of premium. We also had gross written premium of approximately $55 million related to the acquisitions of FNIC, Insco Dico and Sequoia. Additionally, gross written premium increased approximately $210 million from increases in the number of policies issued and the average policy size. The majority of the increase, or $182 million, related to workers' compensation policies. This increase came primarily from the states of California, Florida, New Jersey and New York.

Net Written Premium.  Net written premium increased $477.0 million, or 274.5%, to $650.7 million for the three months ended March 31, 2014 from $173.7 million for the three months ended March 31, 2013. The increase resulted from an increase in gross written premium for the three months ended March 31, 2014 compared to the same period in 2013, as well as an increase in the retention of gross written premium period over period. Our retention rates for the segment were 69.3% and 46.2% for the three months ended March 31, 2014 and 2013, respectively.

Net Earned Premium.  Net earned premium increased $253.8 million, or 200.5%, to $380.4 million for the three months ended March 31, 2014 from $126.6 million for the three months ended March 31, 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the three months ended March 31, 2014 compared to the same period in 2013. Additionally, we earned approximately $80 million of the $174 million of unearned premium we assumed during the three months ended March 31, 2014 associated with the Cut Through Reinsurance Agreement with Tower.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $170.9 million, or 202.7%, to $255.1 million for the three months ended March 31, 2014 from $84.3 million for the three months ended March 31, 2013. Our loss ratio for the segment for the three months ended March 31, 2014 remained relatively flat at 67.1% compared to 66.6% for the three months ended March 31, 2013. The loss ratios were consistent period over period as we had consistent claim frequency and stable claim severity.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $56.5 million, or 178.4%, to $88.0 million for the three months ended March 31, 2014 from $31.7 million for the three months ended March 31, 2013. The expense ratio was 23.1% and 25.0% for the three months ended March 31, 2014 and 2013, respectively. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended March 31, 2014 and 2013 of $42.0 million and $24.2 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The decrease in the expense ratio related primarily to the assumption of premium from the Cut Through Reinsurance Agreement, which had a blended expense ratio of 22%, and the overall expansion of written premium during the three months ended March 31, 2014, utilizing our current workforce.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $26.6 million, or 251.3%, to $37.3 million for the three months ended March 31, 2014 from $10.6 million for the three months ended March 31, 2013. The increase resulted primarily from an increase in the level of earned premium during the three months ended March 31, 2014 compared to the three months ended March 31,2013, as well as a decrease in the expense ratio period over period.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Gross written premium	$447,203	$328,329

Net written premium	$281,115	$184,442
Change in unearned premium	(9,600)	(43,288)
Net earned premium	271,515	141,154

Loss and loss adjustment expense	(183,120)	(92,971)
Acquisition costs and other underwriting expenses	(52,865)	(31,318)
	(235,985)	(124,289)
Underwriting income	$35,530	$16,865

Key measures:
Net loss ratio	67.4%	65.9%
Net expense ratio	19.5%	22.2%
Net combined ratio	86.9%	88.1%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2014 and 2013

Gross Written Premium. Gross written premium increased $118.9 million, or 36.2%, to $447.2 million for the three months ended March 31, 2014 from $328.3 million for the three months ended March 31, 2013. The segment experienced growth both in Europe and the United States. The growth outside the United States was driven primarily by the acquisitions of Sagicor and CCPH, which contributed approximately $105 million. The growth in the United States of approximately $22 million resulted primarily from the underwriting of new vehicle service programs and guarantee asset protection programs.

Net Written Premium. Net written premium increased $96.7 million, or 52.4%, to $281.1 million for the three months ended March 31, 2014 from $184.4 million for the three months ended March 31, 2013. The increase in net written premium resulted from an increase of gross written premium for the three months ended March 31, 2014 compared to the same period in 2013, as well as a higher retention of gross written premium during 2014 compared to 2013. Our overall retention rate for the segment was 62.9% and 56.2% for the three months ended March 31, 2014 and 2013, respectively, as certain new programs written during the three months ended March 31, 2014 are not covered by for the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $130.4 million, or 92.4%, to $271.5 million for the three months ended March 31, 2014 from $115.8 million for the three months ended March 31, 2013.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the three months ended March 31, 2014. The increase related to the assumption of approximately $113 million of unearned premium from the acquisition of Sagicor, which earned at a faster rate than our recurring policies written.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $90.1 million, or 97.0%, to $183.1 million for the three months ended March 31, 2014 from $93.0 million for the three months ended March 31, 2013. Our loss ratio for the segment for the three months ended March 31, 2014 increased to 67.4% from 65.9% for the same period in 2013. The increase in the loss ratio for the three months ended March 31, 2014 resulted primarily from higher ultimate loss selections in our European casualty business (inclusive of Sagicor) in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $21.5 million, or 68.8%, to $52.9 million for the three months ended March 31, 2014 from $31.3 million for the three months ended March 31, 2013. The expense ratio decreased to 19.5% for the three months ended March 31, 2014 from 22.2% for the three months ended March 31, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended of $25.2 million and $18.0 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The decrease in the expense ratio related primarily to the overall expansion of written premium during the three months ended March 31, 2014, utilizing our current workforce, and a decline in policy acquisition costs as a percentage of earned premium.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $18.7 million, or 110.7%, to $35.5 million for the three months ended March 31, 2014 from $16.9 million for the three months ended March 31, 2013. The increase was attributable primarily to an increase in the segment’s net earned premium during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, partially offset by an increase in the segment's loss ratio.

Specialty Program Segment Results of Operations for The Three Months March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Gross written premium	$280,066	$209,092

Net written premium	$198,450	$143,272
Change in unearned premium	(27,610)	(31,794)
Net earned premium	170,840	111,478

Loss and loss adjustment expense	(116,160)	(75,554)
Acquisition costs and other underwriting expenses	(43,886)	(28,543)
	(160,046)	(104,097)
Underwriting income	$10,794	$7,381

Key measures:
Net loss ratio	68.0%	67.8%
Net expense ratio	25.7%	25.6%
Net combined ratio	93.7%	93.4%

Specialty Program Segment Results of Operations for Three Months Ended March 31, 2014 and 2013

Gross Written Premium.  Gross written premium increased $71.0 million, or 33.9%, to $280.1 million for the three months ended March 31, 2014 from $209.1 million for the same period in 2013. The segment benefited from growth in new programs and existing programs, including both workers' compensation programs and commercial package policy programs. Workers' compensation programs accounted for 63% of the overall increase in gross written premium during the three months ended March 31, 2014.

Net Written Premium.  Net written premium increased $55.2 million, or 38.5%, to $198.5 million for the three months ended March 31, 2014 from $143.3 million for the same period in 2013. The increase in net written premium resulted from an increase in gross written premium for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and a higher retention of gross written premium during 2014 compared to 2013. Our overall retention rate for the segment was 70.9% and 68.5% for the three months ended March 31, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $59.4 million, or 53.2%, to $170.8 million for the three months ended March 31, 2014 from $111.5 million for the same period in 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the three months ended March 31, 2014 compared to the same period in 2013.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $40.6 million, or 53.7%, to $116.2 million for the three months ended March 31, 2014, compared to $75.6 million for the same period in 2013. Our loss ratio for the segment for the three months ended March 31, 2014 was 68.0% compared to 67.8% for the three months ended March 31, 2013. The loss ratio remained consistent period over period as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $15.3 million, or 53.8%, to $43.9 million for the three months ended March 31, 2014 from $28.5 million for the same period in 2013. The expense ratio was 25.7% for the three months ended March 31, 2014 and was flat compared to 25.6% for the three months ended March 31, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended of $20.9 million and $21.8 million, respectively. The ceding commission decreased slightly period over period as the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $3.4 million, or 46.2%, to $10.8 million for the three months ended March 31, 2014 from $7.4 million for the same period in 2013. The increase of $3.4 million resulted primarily from an increase in earned premium during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, coupled with a consistent combined ratio.

Personal Lines Reinsurance - Run off Results of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Gross written premium	$—	$30,652

Net written premium	$—	$30,652
Change in unearned premium	6,292	(1,890)
Net earned premium	6,292	28,762

Loss and loss adjustment expense	(4,168)	(19,401)
Acquisition costs and other underwriting expenses	(1,830)	(8,760)
	(5,998)	(28,161)
Underwriting income	$294	$601

Key measures:
Net loss ratio	66.2%	67.5%
Net expense ratio	29.1%	30.5%
Net combined ratio	95.3%	97.9%

Personal Lines Reinsurance - Run off Results of Operations for the Three Months Ended March 31, 2014 and 2013

On August 1, 2013, we received notice from Integon National Insurance Company (“Integon”), a wholly-owned subsidiary of NGHC, that Integon was terminating, effective August 1, 2013, our participation in the Personal Lines Quota Share. The termination is on a run-off basis, meaning we will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we will retain all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we are not presenting the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. The decrease in earned premium during the three months ended March 31, 2014 compared to March 31, 2013 resulted from the termination of the Personal Lines Quota Share in 2013. The decrease in loss ratio resulted from experiencing lower ultimate losses in the three months ended March 31, 2014 compared to the same period in 2013. The net expense ratio in the three months ended March 31, 2014 declined from the equivalent period in 2013 due to a sliding scale commission structure with NGHC.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $305 million and $198 million in the three months ended March 31, 2014 and 2013, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus or our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2014	2013
Cash and cash equivalents provided by (used in):
Operating activities	$399,292	$199,809
Investing activities	(472,840)	(60,828)
Financing activities	(218,447)	(96,762)

Net cash provided by operating activities for the three months ended March 31, 2014 increased compared to cash provided by operating activities in the three months ended March 31, 2013. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2014 compared to 2013.

Net cash used in investing activities was approximately $473 million during the three months ended March 31, 2014 and consisted primarily of approximately $357 million for the net purchase of fixed maturity and equity securities, approximately $43 million for restricted cash, approximately $68 million for acquisitions, approximately $11 million for the acquisition of and premium payments for life settlement contracts and approximately $9 million for capital expenditures, partially offset by the proceeds of approximately $10 million from the net sales of other investments. Net cash used in investing activities was $61 million for the three months ended March 31, 2013 and consisted of an increase of restricted cash of approximately $37 million, approximately $2 million for the net purchase of fixed maturity and equity securities, approximately $9 million for the acquisition of and premium payments for life settlement contracts, and approximately $8 million for capital expenditures.

Net cash used in financing activities was approximately $218 million for the three months ended March 31, 2014 compared to approximately $97 million during the three months ended March 31, 2013. In 2014, we settled approximately $199 million of repurchase agreements, paid approximately $13 million of dividends and paid off $10 million of notes obtained in the Insco Dico acquisition, partially offset approximately $2 million received from non-controlling interest capital contributions. During the three months ended March 31, 2013, cash used in financing activities primarily included the payment of approximately $100 million to settle repurchase agreements partially offset by the contribution of approximately $2 million from non-controlling interest to our subsidiaries.

Other Material Changes in Financial Position

(Amounts in thousands)	March 31, 2014	December 31, 2013
Assets:
Fixed maturities, available for sale	$3,834,595	$3,100,936
Cash and cash equivalents	539,016	830,022
Liabilities:
Loss and loss expense reserve	$4,749,551	$4,368,234
Unearned premium	3,167,944	2,680,982
Securities sold under agreements to repurchase, at contract value	94,162	293,222

The increase in fixed maturities, available for sale from December 31, 2013 to March 31, 2014 related to certain assets and liabilities assumed from the acquisition of Insco Dico as well as the increase in purchases of fixed maturities with excess cash on hand. The decrease in cash relates to increasing our fixed security investment portfolio and paying down repurchase agreements during the three months ended March 31, 2014. The increase in loss and loss expense reserve and unearned premium related to an increase in gross written premium during the three months ended March 31, 2014 compared to 2013, the assumption of liabilities associated with the Tower Cut-Through Reinsurance Agreement and the acquisition of Insco Dico. The decrease in securities sold under agreements to repurchase at contract value was due to a determination by management to use some of our excess cash to reduce the amount of securities subject to repurchase agreements.

Preferred Stock

On June 10, 2013, we issued 4,600,000 shares of 6.75% Non-Cumulative Series A Preferred Stock (the "Series A Preferred Stock"). Dividends on the Series A Preferred Stock when, as and if declared by our Board of Directors or a duly authorized committee of the Board will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the 15th day of March, June, September and December of each year (each, a "dividend payment date"), commencing on September 15, 2013, at an annual rate of 6.75%.

Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. We paid approximately $1.9 million in preferred dividends during the three months ended March 31, 2014.

Revolving Credit Agreement

We have a $200 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility, which matures in 2016, is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million. Fees associated with the Credit Agreement were approximately $1.0 million. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We are in compliance with all covenant as of March 31, 2014.

As of March 31, 2014, we had no outstanding borrowings under this Credit Agreement. As of March 31, 2014, we had outstanding letters of credit in place under this Credit Agreement for $88.5 million, which reduced the availability for letters of credit to $11.5 million and the availability under the facility to $111.5 million.

Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on our credit facility as of March 31, 2014 was 1.50%. We recorded total interest expense of approximately $0.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, under our current and former credit agreements.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at March 31, 2014), a letter of credit fronting fee with respect to each letter of credit of 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio and was 0.25% at March 31, 2014).

Convertible Senior Notes

We have outstanding $200 million aggregate principal amount of convertible senior notes due 2021 (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at March 31, 2014 is equal to 38.2129 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $26.17 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Convertible Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes for cash, in whole or in part, at 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

We separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the Convertible Notes' effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Convertible Notes was $3.7 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively.

6.125% Notes due 2023

In August 2013, we issued $250 million aggregate principal amount of our 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by us. Fees associated with the Notes were approximately $2.7 million. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of March 31, 2014, the consolidated leverage ratio was less than 30%. It is an event of default if we have a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of our subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including our Convertible Notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $3.9 million for the three months ended March 31, 2014.

Secured Loan Agreement

We, through a wholly-owned subsidiary, have a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million through February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, related to this agreement. The loan is secured by the aircraft.

The agreement contains certain covenants that are similar to our Credit Agreement. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, we are required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft. The agreement allows us, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements and reverse repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. In the case of repurchase agreements, we receive cash or securities, which we invest or hold in short term or fixed income securities. As of March 31, 2014, there were $94.2 million principal amount of collateralized borrowing transactions outstanding at an interest rate of 0.24%. All of these repurchase agreements were with the same counter-party. Interest expense associated with these repurchase agreements for the three months ended March 31, 2014 was $0.2 million, of which $0.0 million was accrued as of March 31, 2014. We have approximately $104.6 million of collateral pledged in support of these agreements.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168 million as of March 31, 2014 and December 31, 2013.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of our obligations to our U.S. subsidiaries.  The amount of this collateral as of March 31, 2014 was approximately $1,217 million.  Maiden retains ownership of the collateral in the trust account.

Sagicor Letter of Credit Agreement

On November 26, 2013, in connection with our acquisition of Sagicor, we entered into a four-year, £200 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The credit facility, which matures on December 31, 2017, is a letter of credit facility that is used to support our capacity at Lloyd’s as a member of Syndicates 2526, 1206 and 44 for the 2014 underwriting year of account, as well as prior open years of account. As of March 31, 2014, we had outstanding letters of credit of £194.3 million (or $323.8 million) in place under this credit facility, which reduced the total availability under the facility to £5.7 million (or $9.5 million).

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank during the 2011. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is $75.0 million, of which $48.5 million was utilized as of March 31, 2014. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

We, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $22.2 million as of March 31, 2014.

Reinsurance

 Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. We have not experienced any significant changes to our reinsurance programs since December 31, 2013. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Insurance Company Ltd. (‘‘Maiden Insurance’’), see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2013.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts, other investments and equity investments, increased $288 million, or 6.4%, to $4.8 billion for the three months ended March 31, 2014 from $4.5 billion as of December 31, 2013. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the three months ended March 31, 2014 compared to December 31, 2013 was attributable to the acquisition of Insco Dico. Our fixed maturity securities, gross, had a fair value of $3.8 billion and an amortized cost of $3.9 billion as of March 31, 2014. Our equity securities are reported at fair value and totaled $67.4 million with a cost of $66.0 million as of March 31, 2014. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	March 31, 2014		December 31, 2013
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$682,159	14.3%	$930,461	20.8%
Time and short-term deposits	71,223	1.5	114,202	2.6
U.S. treasury securities	106,918	2.2	159,260	3.6
U.S. government agencies	26,733	0.6	10,489	0.2
Municipals	503,558	10.6	446,183	10.0
Foreign government	164,847	3.5	160,105	3.6
Commercial mortgage back securities	39,020	0.8	28,566	0.6
Residential mortgage backed securities:
Agency backed	794,524	16.7	685,740	15.3
Non-agency backed	13,602	0.3	6,749	0.2
Asset-backed securities	4,659	0.1	6,120	0.1
Corporate bonds	2,285,286	48.0	1,909,242	42.7
Preferred stocks	4,442	0.1	1,506	—
Common stocks	62,945	1.3	13,642	0.3
	$4,759,916	100.0%	$4,472,265	100.0%
Less: Securities pledged	104,552		311,518
	$4,655,364		$4,160,747

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2014 and December 31, 2013, as rated by Standard and Poor’s.

	March 31, 2014	December 31, 2013
U.S. Treasury	2.7%	4.7%
AAA	10.0	11.6
AA	37.5	34.8
A	25.4	23.8
BBB, BBB+, BBB-	22.8	23.3
BB, BB+, BB-	1.3	1.5
B, B+, B-	0.2	0.2
Other	0.1	0.1
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.04	2.6	1.80	4.0
U.S. government agencies	2.67	2.7	3.16	2.0
Foreign government	2.12	4.1	1.91	4.0
Corporate bonds	3.24	5.5	3.36	5.3
Municipals	3.58	6.3	3.72	7.3
Mortgage and asset backed	3.29	5.2	3.41	5.1

As of March 31, 2014, the weighted average duration of our fixed income securities was 5.4 years and had a yield of 3.19%.

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

The impairment charges of our fixed and equity securities for the three months ended March 31, 2014 and 2013 are presented in the table below:

(Amounts in Thousands)	2014	2013
Equity securities	$1,643	$—
Fixed maturity securities	—	—
	$1,643	$—

Additionally, we had gross unrealized losses of $45.0 million related to fixed maturity securities and $2.0 million related to marketable equity securities during the three months ended March 31, 2014.

Corporate bonds represent 58% of the fair value of our fixed maturities and 46% of the total unrealized losses of our fixed maturities. We own 1,326 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 30%, 25% and 3%, respectively, and 19%, 25% and 3% of total unrealized losses, respectively, of our fixed maturities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $2.0 million as of March 31, 2014 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities including securities pledged (excluding $71.2 million of time and short-term deposits) with a fair value of $3.9 billion and carrying value of $3.9 billion as of March 31, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of March 31, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$3,545,819	$(393,328)	(24.9)%
100 basis point increase	3,736,143	(203,004)	(12.8)%
No change	3,939,147	—	—
100 basis point decrease	4,151,652	212,505	13.4%
200 basis point decrease	4,376,891	437,744	27.7%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $728.7 million of debt instruments of which $560.7 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. ("MIC"). While the functional currencies of AIU, AEL and MIC are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $52.9 million after tax realized currency loss based on our outstanding foreign denominated reserves of $1,628.5 million at March 31, 2014.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2014, the equity securities in our investment portfolio had a fair value of $67.4 million, representing approximately less than 1% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2014.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$70,756	$3,369	0.2%
No change	67,387	—
5% decrease	64,018	(3,369)	(0.2)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at their fair value and as of March 31, 2014 was $21.5 million for equity securities. These transactions result in off-balance sheet risk, as tour ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2014.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We and certain of our officers are defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purport to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiff and approving the selection of co-lead counsel. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks damages in an unspecified amount, attorney’s fees and other relief. We believe the allegations to be unfounded and will vigorously pursue its defenses; however, we cannot reasonably estimate the potential range of loss, if any. In addition, we have received two shareholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records that relate to the issues raised in the litigations.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our board of directors approved a $150 million share repurchase program. This authorization encompassed our existing stock repurchase program approved by our board of directors in November 2007. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. We did not repurchase any shares during the three months ended March 31, 2014 pursuant to the authorized plans from November 2007 or December 2013.

During the three months ended March 31, 2014, we purchased 37,642 shares of our common stock from employees in connection with the vesting of restricted stock issued to certain employees in connection with our 2010 Omnibus Incentive Plan (the “Plan”). The shares were withheld at the direction of the employees as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those shares.

The following table summarizes the Company’s stock repurchases for the three-month period ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
January 1 - 31, 2014	—	$—	—	$150,000,000
February 1 - 28, 2014	35,810	33.33	—	150,000,000
March 1 - 31, 2014	1,832	38.87	—	150,000,000
Total	37,642	$33.60	—	$150,000,000

(1)	Includes 37,642 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1
Waiver and Amendment No. 3, dated April 30, 2014, to the Credit Agreement, dated August 10, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 5, 2014)

10.2
Commercial Lines Cut-Through Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company, Castle Point Insurance Company, and Technology Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 7, 2014).

10.3
Amendment One to Commercial Lines Cut-Through Quota Reinsurance Agreement, dated as of March 20, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company, Castle Point Insurance Company, and Technology Insurance Company, Inc.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2014.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2014.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2014.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2014.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	May 12, 2014	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer