Form 10-Q
period 2014-06-30
Amtrust Financial Services, Inc.
filed 2014-08-11
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Yes      ☐ No      ☒

As of August 1, 2014, the Registrant had one class of Common Stock ($.01 par value), of which 75,615,496 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (In Thousands, Except Par Value)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $3,925,907; $3,107,043)	$4,040,484	$3,100,936
Equity securities, available-for-sale, at market value (cost $86,350; $16,010)	90,527	15,148
Short-term investments	76,324	114,202
Equity investment in unconsolidated subsidiaries – related party	115,325	89,756
Other investments	14,095	25,749
Securities pledged (amortized cost of $0; $316,576)	—	311,518
Total investments	4,336,755	3,657,309
Cash and cash equivalents	569,109	830,022
Restricted cash and cash equivalents	181,067	100,439
Accrued interest and dividends	29,849	27,800
Premiums receivable, net	1,867,890	1,593,975
Reinsurance recoverable (related party $1,364,749; $1,144,168)	2,241,460	1,929,848
Prepaid reinsurance premium (related party $852,592; $739,719)	1,219,324	1,011,304
Prepaid expenses and other assets (recorded at fair value $276,199; $233,024)	948,193	890,333
Deferred policy acquisition costs	609,743	468,404
Property and equipment, net	116,312	104,299
Goodwill	397,581	373,591
Intangible assets	310,676	291,802
	$12,827,959	$11,279,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$5,078,284	$4,368,234
Unearned premiums	3,317,438	2,680,982
Ceded reinsurance premiums payable (related party $509,338; $393,941)	785,579	635,588
Reinsurance payable on paid losses	36,069	18,818
Funds held under reinsurance treaties	40,812	27,574
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	24,309	—
Securities sold under agreements to repurchase, at contract value	—	293,222
Accrued expenses and other current liabilities (recorded at fair value $12,529; $11,945)	678,974	672,575
Deferred income taxes	271,969	274,519
Debt	561,224	560,174
Total liabilities	10,962,633	9,699,661
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,202 and 98,122 issued in 2014 and 2013, respectively; 75,530 and 74,765 outstanding in 2014 and 2013, respectively	980	980
Preferred stock, $.01 par value; 10,000 shares authorized, 4,600 issued and outstanding in 2014 and 2013	115,000	115,000
Additional paid-in capital	1,031,980	1,033,084
Treasury stock at cost; 22,672 and 23,357 shares in 2014 and 2013, respectively	(283,626)	(284,891)
Accumulated other comprehensive income (loss)	85,528	(8,164)
Retained earnings	760,951	584,996
Total AmTrust Financial Services, Inc. equity	1,710,813	1,441,005
Non-controlling interest	153,913	137,860
Total stockholders’ equity	1,864,726	1,578,865
	$12,827,959	$11,279,126

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premium income:
Net written premium	$923,670	$639,997	$2,053,951	$1,172,103
Change in unearned premium	(48,733)	(103,458)	(349,963)	(227,570)
Net earned premium	874,937	536,539	1,703,988	944,533
Service and fee income (related parties – three months $15,118; $14,414 and six months $27,318; $24,921)	99,542	88,102	190,500	148,615
Net investment income	32,594	22,634	61,121	40,729
Net realized gain on investments	3,906	2,067	9,345	19,351
Total revenues	1,010,979	649,342	1,964,954	1,153,228
Expenses:
Loss and loss adjustment expense	587,233	364,110	1,145,803	636,366
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $91,245; $67,157 and six months $179,351; $131,115)	208,060	129,946	394,669	230,231
Other	87,588	80,985	175,179	133,137
Total expenses	882,881	575,041	1,715,651	999,734
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	128,098	74,301	249,303	153,494
Other income (expense):
Interest expense	(12,587)	(7,608)	(24,084)	(14,969)
(Loss) gain on investment in life settlement contracts net of profit commission	(5,070)	1,080	(2,270)	4
Foreign currency gain (loss)	1,084	783	(768)	2,055
Acquisition gain on purchase	—	23,183	—	48,715
Gain on sale of subsidiary	6,631	—	6,631	—
Total other (expense) income	(9,942)	17,438	(20,491)	35,805
Income before income taxes and equity in earnings of unconsolidated subsidiaries	118,156	91,739	228,812	189,299
Provision for income taxes	17,966	27,402	45,410	43,511
Income before equity in earnings of unconsolidated subsidiaries	100,190	64,337	183,402	145,788
Equity in earnings of unconsolidated subsidiary – related party	3,999	7,060	22,515	8,610
Net income	$104,189	$71,397	$205,917	$154,398
Net loss attributable to non-controlling interest of subsidiaries	4,026	—	4,090	877
Net income attributable to AmTrust Financial Services, Inc.	$108,215	$71,397	$210,007	$155,275
Dividends on preference stock	(1,941)	—	(3,882)	—
Net income attributable to AmTrust common shareholders	$106,274	$71,397	$206,125	$155,275
Earnings per common share:
Basic earnings per share	$1.41	$0.96	$2.75	$2.10
Diluted earnings per share	$1.33	$0.93	$2.60	$2.02
Dividends declared per common share	$0.20	$0.14	$0.40	$0.28
Net realized gain on investments:
Total other-than-temporary impairment loss	$(1,896)	$—	$(3,539)	$—
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(1,896)	—	(3,539)	—
Other net realized gain on investments	5,802	2,067	12,884	19,351
Net realized investment gain	$3,906	$2,067	$9,345	$19,351
See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$104,189	$71,397	$205,917	$154,398
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,288	166	7,803	(15,565)
Change in fair value of interest rate swap	42	716	234	936
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	46,578	(64,197)	87,451	(79,483)
Reclassification adjustment for gains (losses) included in net income	149	(275)	(1,796)	3,261
Other comprehensive income (loss), net of tax	$53,057	$(63,590)	$93,692	$(90,851)
Comprehensive income	157,246	7,807	299,609	63,547
Less: Comprehensive income (loss) attributable to non-controlling interest	64	—	(4,090)	(877)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$157,182	$7,807	$303,699	$64,424

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$205,917	$154,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,328	22,831
Net amortization of bond premium or discount	9,573	7,649
Equity earnings on investment in unconsolidated subsidiaries	(22,515)	(8,610)
(Gain) loss on investment in life settlement contracts, net	2,270	(4)
Realized gain on marketable securities	(12,884)	(19,351)
Non-cash write-down of marketable securities	3,539	—
Discount on notes payable	1,585	1,454
Stock based compensation	8,661	4,781
Bad debt expense	12,607	9,754
Foreign currency loss (gain)	768	(2,055)
Gain on acquisition or sale	(6,631)	(48,715)
Dividend received from equity investment	—	12,203
Changes in assets - (increase) decrease:
Premiums and note receivables	(289,596)	(121,384)
Reinsurance recoverable	(310,426)	(180,905)
Deferred policy acquisition costs, net	(163,056)	(61,396)
Prepaid reinsurance premiums	(208,020)	(173,769)
Prepaid expenses and other assets	(86,494)	(28,965)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	150,814	(7,752)
Loss and loss expense reserve	689,825	374,935
Unearned premiums	611,575	392,570
Funds held under reinsurance treaties	19,763	(1,229)
Accrued expenses and other current liabilities	53,644	201,864
Deferred tax liability	(42,566)	(40,606)
Net cash provided by operating activities	657,681	487,698
Cash flows from investing activities:
Net purchases of securities with fixed maturities	(416,825)	(371,163)
Net (purchases) sales of equity securities	(10,331)	21,904
Net sales (purchases) of other investments	14,056	(3,289)
Acquisition of life settlement contracts	(25,419)	—
Receipt of life settlement contract proceeds	5,027	6,047
Acquisition of subsidiaries, net of cash obtained	(75,922)	(74,859)
Sale of subsidiary, net of cash for subsidiary	20,059	—
Increase in restricted cash and cash equivalents	(80,628)	(85,106)
Purchase of property and equipment	(22,544)	(23,355)
Net cash used in investing activities	(592,527)	(529,821)
Cash flows from financing activities:
Common share (purchase) issuance	(10,969)	472
Preferred share issuance, net	—	111,130
Repurchase agreements, net	(293,222)	(29,750)

Secured loan agreements payments	(534)	(777)
Promissory notes payments	(10,695)	—
Non-controlling interest capital contribution to consolidated subsidiaries	11,090	6,158
Stock option exercise and other	2,469	2,472
Dividends distributed on common stock	(25,600)	(9,463)
Dividends distributed on preference stock	(3,882)	—
Net cash (used in) provided by financing activities	(331,343)	80,242
Effect of exchange rate changes on cash	5,276	(2,855)
Net (decrease) increase in cash and cash equivalents	(260,913)	35,264
Cash and cash equivalents, beginning of the period	830,022	414,370
Cash and cash equivalents, end of the period	$569,109	$449,634
Supplemental Cash Flow Information
Income tax payments	$39,839	$4,836
Interest payments on debt	$18,453	$10,602

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company identified and corrected an error in which the Company previously reported ceding commission as a component of revenue and now presents ceding commission earned as a reduction of acquisition costs and other underwriting expenses. In addition, the Company identified and corrected an error in which the Company historically recorded reductions in its Luxembourg tax liability as a reduction of policy acquisition expense and now records such reductions as a reduction of its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company assessed the materiality of these errors in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, and ASC Topic 250-10-S99-1, Assessing Materiality, and determined that both errors were immaterial to the consolidated financial statements taken as a whole. The Company revised its consolidated statements of income, as well as related footnotes, for the year ended December 31, 2013 and will reflect these corrections in all future filings that contain such consolidated financial statements. The effect of correcting the immaterial error related to ceding commission on the presentation of the comparative condensed consolidated statements of income for the three months and six months ended June 30, 2013 was a decrease to total revenues and an increase to acquisition costs and other underwriting expenses of $67,157 and $131,115, respectively. The effect of correcting the immaterial error related to reductions in the Company’s Luxembourg tax liability on the presentation of the comparative condensed consolidated statements of income for the three months and six months ended June 30, 2013 was an increase to policy acquisition expenses and a decrease to income tax expense of $4,544 and $11,967, respectively (which reduced the Company’s effective tax rate by approximately 5.0% and 6.3%, respectively). There was no impact to net income or liquidity as a result of these immaterial errors.

As a result of the aforementioned above, the Company changed its accounting policy for ceding commission on reinsurance transactions during the three months ended June 30, 2014, which is stated herein below:

Ceding Commissions on Reinsurance Transactions - Ceding commissions on reinsurance transactions are commissions the Company receives from ceding gross written premiums to third party reinsurers. In connection with the Maiden Quota Share, which is the Company’s primary source of ceding commissions, the amount the Company receives is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions the Company receives cover a portion of its capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. The Company allocates earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period. As a result of adopting this policy, deferred policy acquisition costs, total assets, accrued expenses and other current liabilities and total liabilities increased by approximately $21,717 as of December 31, 2013.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-11, Transfers and Serving (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends accounting for repurchase-to-maturity transactions and associated repurchase financing to secured borrowing. The revised guidance also requires expanded disclosure for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction, as well as expands disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The updated guidance is effective for the period ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

In June 2014, the FASB issued ASU 2014-12, Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, to clarify how entities should treat performance targets that can be met after the requisite service period of a share-based payment award. The ASU states that the share-based payment award should be treated as a performance condition that affects vesting and, therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under this ASU. ASU 2014-12 is effective beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The adoption of this guidance is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s service and fee income will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The updated guidance is effective for the quarter ending March 31, 2017. We are currently evaluating the impact this guidance will have on the Company's results of operations, financial position or liquidity.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statement (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which provides revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the period ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss ("NOL") carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

•
To the extent a NOL carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; or

•	The entity does not intend to use the deferred tax asset for this purpose.

If either of these conditions exists, an entity should present an unrecognized benefit in the financial statements as a liability and should net the unrecognizable tax benefit with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014 and the implementation did not have an impact on the Company's results of operations, financial condition or liquidity.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, with the objective of resolving the diversity about whether ASC 810-10, Consolidation - Overall, or ASC 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.

Under this guidance, when a reporting entity that is also the parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, for an equity method investment that is a foreign entity, the partial sale guidance in ASC 830-30-40 continues to be applicable. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Furthermore, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The update was adopted effective January 1, 2014. The adoption of this guidance did not have an impact on the Company's results of operations, financial condition or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of June 30, 2014 and December 31, 2013, are presented in the table below:

(Amounts in Thousands) As of June 30, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$4,500	$266	$(29)	$4,737
Common stock	81,850	6,543	(2,603)	85,790
U.S. treasury securities	64,692	1,866	(88)	66,470
U.S. government agencies	24,990	709	(7)	25,692
Municipal bonds	520,346	11,910	(7,017)	525,239
Foreign government	147,280	4,248	(493)	151,035
Corporate bonds:
Finance	1,165,427	65,714	(5,758)	1,225,383
Industrial	1,037,075	38,653	(7,825)	1,067,903
Utilities	90,706	2,953	(645)	93,014
Commercial mortgage backed securities	38,520	1,336	(197)	39,659
Residential mortgage backed securities:
Agency backed	821,147	15,979	(6,991)	830,135
Non-agency backed	13,294	231	(1)	13,524
Asset-backed securities	2,430	2	(2)	2,430
	$4,012,257	$150,410	$(31,656)	$4,131,011

(Amounts in Thousands) As of December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$1,498	$82	$(74)	$1,506
Common stock	14,512	1,156	(2,026)	13,642
U.S. treasury securities	158,915	1,196	(851)	159,260
U.S. government agencies	10,466	107	(84)	10,489
Municipal bonds	461,325	4,781	(19,923)	446,183
Foreign government	160,459	971	(1,325)	160,105
Corporate bonds:
Finance	1,057,542	41,027	(13,970)	1,084,599
Industrial	768,161	7,695	(21,439)	754,417
Utilities	70,924	1,310	(2,008)	70,226
Commercial mortgage backed securities	28,970	—	(404)	28,566
Residential mortgage backed securities:
Agency backed	694,001	5,657	(13,918)	685,740
Non-agency backed	6,737	19	(7)	6,749
Asset backed securities	$6,119	$4	$(3)	$6,120
	$3,439,629	$64,005	$(76,032)	$3,427,602
Less: Securities pledged	316,576	506	(5,564)	311,518
	$3,123,053	$63,499	$(70,468)	$3,116,084

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2014, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada, Europe, and Israel.

Proceeds from the sale of investments in available-for-sale securities during the six months ended June 30, 2014 and 2013 were approximately $722,847 and $1,198,185, respectively.

A summary of the Company’s available-for-sale fixed securities as of June 30, 2014 and December 31, 2013, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$156,550	$157,578	$128,128	$128,214
Due after one through five years	630,676	651,908	592,703	603,942
Due after five through ten years	1,875,956	1,957,538	1,632,115	1,631,751
Due after ten years	387,334	387,712	334,846	321,372
Mortgage and asset backed securities	875,391	885,748	735,827	727,175
Total fixed maturities	$3,925,907	$4,040,484	$3,423,619	$3,412,454

(b) Investment Income

Net investment income for the three and six months ended June 30, 2014 and 2013 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Fixed maturity securities	$31,068	$18,316	$58,740	$35,588
Equity securities	242	3,887	301	4,289
Cash and short term investments	1,996	704	3,424	1,748
	33,306	22,907	62,465	41,625
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	(712)	(273)	(1,344)	(896)
	$32,594	$22,634	$61,121	$40,729

(c) Other-Than-Temporary Impairment

OTTI charges of our fixed-maturities and equity securities for the three and six months ended June 30, 2014 and 2013 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Equity securities recognized in earnings	$648	$—	$2,291	$—
Fixed-maturity securities recognized in earnings	1,248	—	1,248	—
	$1,896	$—	$3,539	$—

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of June 30, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of June 30, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$15,743	$(2,632)	112	$100	$—	1	$15,843	$(2,632)
U.S. treasury securities	2,220	(52)	11	2,053	(36)	5	4,273	(88)
U.S. government agencies	—	—	—	1,387	(7)	6	1,387	(7)
Municipal bonds	88,539	(3,461)	107	97,084	(3,556)	105	185,623	(7,017)
Foreign government	35,152	(493)	9	—	—	—	35,152	(493)
Corporate bonds:
Finance	183,496	(3,855)	74	103,821	(1,903)	24	287,317	(5,758)
Industrial	125,993	(6,318)	68	65,998	(1,507)	41	191,991	(7,825)
Utilities	13,826	(594)	11	1,128	(51)	2	14,954	(645)
Commercial mortgage backed securities	16	—	2	5,336	(197)	8	5,352	(197)
Residential mortgage backed securities:
Agency backed	258,319	(5,258)	44	43,715	(1,733)	30	302,034	(6,991)
Non-agency backed	84	—	1	32	(1)	2	116	(1)
Asset-backed securities	1,827	(2)	5	—	—	—	1,827	(2)
Total temporarily impaired securities	$725,215	$(22,665)	444	$320,654	$(8,991)	224	$1,045,869	$(31,656)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,875	$(2,100)	51	$—	$—	—	$4,875	$(2,100)
U.S. treasury securities	52,757	(851)	18	—	—	—	52,757	(851)
U.S. government agencies	4,135	(84)	11	—	—	—	4,135	(84)
Municipal bonds	254,219	(17,986)	302	24,169	(1,937)	9	278,388	(19,923)
Foreign government	68,102	(1,324)	16	999	(1)	1	69,101	(1,325)
Corporate bonds:
Finance	500,564	(13,402)	182	58,923	(568)	9	559,487	(13,970)
Industrial	500,366	(21,203)	263	3,383	(236)	2	503,749	(21,439)
Utilities	45,663	(2,008)	21	—	—	—	45,663	(2,008)
Commercial mortgage backed securities	28,552	(404)	18	—	—	—	28,552	(404)
Residential mortgage backed securities:
Agency backed	492,740	(13,918)	120	—	—	—	492,740	(13,918)
Non-agency backed	205	(5)	6	23	(2)	1	228	(7)
Asset-backed securities	1,463	(3)	4	—	—	—	1,463	(3)
Total temporarily impaired securities	$1,953,641	$(73,288)	1,012	$87,497	$(2,744)	22	$2,041,138	$(76,032)

There are 668 and 1,034 securities at June 30, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of June 30, 2014 and December 31, 2013, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $2,693 and $3,054, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of June 30, 2014:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of our restricted assets as of June 30, 2014 and December 31, 2013 are as follows:

(Amounts in Thousands)	2014	2013
Restricted cash	$181,067	$100,439
Restricted investments	798,772	978,910
Total restricted cash and investments	$979,839	$1,079,349

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of June 30, 2014 was $24,309 for equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at June 30, 2014. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations. The Company did not have any securities sold but not yet purchased as of December 31, 2013.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of June 30, 2014, the Company had no repurchase agreements outstanding. Interest expense associated with these repurchase agreements, which was recorded as a component of investment income, was $24 and $273 for the three and six months ended June 30, 2014, respectively, and $214 and $491 for the three and six months ended June 30, 2013, respectively.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2014 and December 31, 2013:

(Amounts in Thousands) As of June 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$66,470	$66,470	$—	$—
U.S. government agencies	25,692	—	25,692	—
Municipal bonds	525,239	—	525,239	—
Foreign government	151,035	—	151,035	—
Corporate bonds and other bonds:
Finance	1,225,383	—	1,225,383	—
Industrial	1,067,903	—	1,067,903	—
Utilities	93,014	—	93,014	—
Commercial mortgage backed securities	39,659	—	39,659	—
Residential mortgage backed securities:
Agency backed	830,135	—	830,135	—
Non-agency backed	13,524	—	13,524	—
Asset-backed securities	2,430	—	2,430	—
Equity securities	90,527	90,527	—	—
Short term investments	76,324	76,324	—	—
Other investments	14,095	—	—	14,095
Life settlement contracts	276,199	—	—	276,199
	$4,497,629	$233,321	$3,974,014	$290,294
Liabilities:
Equity securities sold but not yet purchased, market	$24,309	$24,309	$—	$—
Life settlement contract profit commission	12,529	—	—	12,529
Derivatives	2,693	—	2,693	—
	$39,531	$24,309	$2,693	$12,529

(Amounts in Thousands) As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$110,345	$110,345	$—	$—
U.S. government agencies	10,489	—	10,489	—
Municipal bonds	446,183	—	446,183	—
Foreign government	160,105		160,105
Corporate bonds and other bonds:
Finance	1,084,599	—	1,084,599	—
Industrial	754,417	—	754,417	—
Utilities	70,226	—	70,226	—
Commercial mortgage backed securities	28,566	—	28,566	—
Residential mortgage backed securities:
Agency backed	423,137	—	423,137	—
Non-agency backed	6,749	—	6,749	—
Asset-backed securities	6,120	—	6,120	—
Equity securities	15,148	15,148	—	—
Short term investments	114,202	114,202	—	—
Other investments	25,749	—	—	25,749
Securities held as collateral	311,518	48,915	262,603	—
Life settlement contracts	233,024	—	—	233,024
	$3,800,577	$288,610	$3,253,194	$258,773
Liabilities:
Securities sold under agreements to repurchase, at carrying value	$293,222	$—	$293,222	$—
Life settlement contract profit commission	11,945	—	—	11,945
Derivatives	3,054	—	3,054	—
	$308,221	$—	$296,276	$11,945

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2014 and 2013:

(Amounts in Thousands)	Balance as of March 31, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2014
Other investments	$18,166	$288	$—	$110	$(4,469)	$—	$14,095
Life settlement contracts	268,199	5,796	—	2,204	—	—	276,199
Life settlement contract profit commission	(13,348)	819	—	—	—	—	(12,529)
Total	$273,017	$6,903	$—	$2,314	$(4,469)	$—	$277,765

(Amounts in Thousands)	Balance as of December 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2014
Other investments	$25,749	$2,402	$—	$3,317	$(17,373)	$—	$14,095
Life settlement contracts	233,024	22,783	—	25,419	(5,027)	—	276,199
Life settlement contract profit commission	(11,945)	(584)	—	—	—	—	(12,529)
Total	$246,828	$24,601	$—	$28,736	$(22,400)	$—	$277,765

(Amounts in Thousands)	Balance as of March 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2013
Other investments	$16,052	$(17)	$—	$9,770	$(1,026)	$—	$24,779
Life settlement contracts	199,824	10,890	—	—	(2,020)	—	208,694
Life settlement contract profit commission	(12,237)	(276)	—	—	—	—	(12,513)
Total	$203,639	$10,597	$—	$9,770	$(3,046)	$—	$220,960

(Amounts in Thousands)	Balance as of December 31, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2013
Other investments	$11,144	$677	$—	$14,881	$(1,923)	$—	$24,779
Life settlement contracts	193,927	20,815	—	—	(6,048)	—	208,694
Life settlement contract profit commission	(11,750)	(763)	—	—	—	—	(12,513)
Total	$193,321	$20,729	$—	$14,881	$(7,971)	$—	$220,960

 The Company had no transfers between levels during the three and six months ended June 30, 2014 and 2013.

A reconciliation of net income for life settlement contracts in the above table to gain (loss) on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Net income	$5,796	$10,890	$22,783	$20,815
Premiums paid	(11,078)	(9,119)	(22,472)	(18,546)
Profit commission	819	(276)	(584)	(763)
Other expenses	(607)	(415)	(1,997)	(1,502)
(Loss) gain on investment in life settlement contracts	$(5,070)	$1,080	$(2,270)	$4

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

•
Other Investments: The Company has approximately 0.3% of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3 hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 13.2% in National General Holdings Corp., which completed a Rule 144A offering during the three months ended March 31, 2014. The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on National General Holdings Corp. The fair value of the investment was approximately $213,940 as of June 30, 2014. The carrying value was $115,325 as of June 30, 2014.

•
Subordinated Debentures and Debt: The current fair value of the Company's convertible senior notes, subordinated debentures, and 6.125% Notes was $328,440, $68,290, and $252,815 as of June 30, 2014, respectively. The convertible senior notes and the 6.125% Notes are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The subordinated debentures are classified as Level 3 in the fair value hierarchy. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model.

•
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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2014 and December 31, 2013 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	June 30, 2014	December 31, 2013
Average age of insured	80.8 years	80.1 years
Average life expectancy, months (1)	124	131
Average face amount per policy	$6,586,000	$6,611,000
Effective discount rate (2)	14.1%	14.2%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective Discount Rate ("EDR") is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2013 to June 30, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2014 and December 31, 2013:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2014	$(34,813)	$36,860
December 31, 2013	$(29,537)	$31,313

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2014	$(23,198)	$26,095
December 31, 2013	$(20,055)	$22,605

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

The Company currently owns and periodically acquires life settlement contracts. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. The Company currently has a fifty percent ownership interest in four subsidiaries (collectively, the “LSC entities”) that acquire life settlement contracts. A subsidiary of National General Holdings Corp. ("NGHC") owns the remaining fifty percent interest in the LSC entities. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC entities. In conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 56.6% of the profits and losses of the LSC entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC entities.

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

Total capital contributions of approximately $21,776 and $10,797 were made to the LSC entities during the six months ended June 30, 2014 and 2013, respectively, for which the Company contributed approximately $10,700 and $5,388 in those same periods, respectively. The LSC entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements and premium finance loans were approximately $276,199 and $233,024 as of June 30, 2014 and December 31, 2013, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a loss on investment in life settlement contracts, net of profit commission, for the three and six months ended June 30, 2014 of approximately $5,070 and $2,270, respectively, and a gain of $1,080 and $4 for the three and six months ended June 30, 2013, respectively, related to the life settlement contracts.

During the six months ended June 30, 2014, upon the voluntary surrender of the underlying life insurance policies in satisfaction of the remaining defaulted premium finance loans, the LSC entities became the owner and beneficiary under the underlying life insurance policies with respect to such loans. As of June 30, 2014, the LSC entities owned no premium finance loans. As of December 31, 2013, the LSC entities owned 2 premium finance loans which were secured by life insurance policies and were carried at a value of $0.

The following table describes the Company’s investment in life settlements as of June 30, 2014 and December 31, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of June 30, 2014
0-1	—	$—	$—
1-2	3	17,688	25,000
2-3	7	41,209	68,000
3-4	2	5,370	15,000
4-5	9	16,942	43,000
Thereafter	267	194,990	1,695,209
Total	288	$276,199	$1,846,209

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2013
0-1	—	$—	$—
1-2	—	—	—
2-3	1	2,726	5,000
3-4	13	53,767	103,000
4-5	2	5,622	13,000
Thereafter	255	170,909	1,641,409
Total	271	$233,024	$1,762,409

(1)
The Company determined the fair value as of June 30, 2014 based on 222 policies out of 288 policies, as the Company assigned no value to [66] of the policies as of June 30, 2014. The Company determined the fair value as of December 31, 2013 based on 191 policies out of 271 policies, as the Company assigned no value to [80] of the policies as of December 31, 2013. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2014 and December 31, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts)	June 30, 2014	December 31, 2013
Number of policies with a negative value from discounted cash flow model as of period end	66	80
Premiums paid for the preceding twelve month period for period ended	$7,342	$9,371
Death benefit received	$3,012	$3,012

Premiums to be paid by the LSC entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2014, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2014	$41,008
2015	43,688
2016	61,031
2017	39,847
2018	38,984
Thereafter	552,485
Total	$777,043

6.	Debt

The Company’s borrowings consisted of the following at June 30, 2014 and December 31, 2013:

(Amounts in Thousands)	June 30, 2014	December 31, 2013
Revolving credit facility	$—	$—
Convertible senior notes	165,803	164,218
6.125% Notes due 2023	250,000	250,000
Junior subordinated debentures	123,714	123,714
Secured loan agreements	7,207	7,742
Promissory notes	14,500	14,500
	$561,224	$560,174

 Aggregate scheduled maturities of the Company’s borrowings at June 30, 2014 are:

(Amounts in Thousands)
2014	$540
2015	1,116
2016	1,167
2017	1,220
2018	3,164
Thereafter	554,017	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $34,197.

Revolving Credit Agreement

The Company has a $200,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $100,000 and an expansion feature not to exceed $100,000, which, if utilized, would increase the Company's credit limit to $300,000. The Credit Agreement, which matures in August 2016, contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Company was in compliance with all covenants as of June 30, 2014.

As of June 30, 2014, the Company had no outstanding borrowings under this Credit Agreement. As of June 30, 2014, the Company had outstanding letters of credit in place under this Credit Agreement for $89,040, which reduced the availability for letters of credit to $10,960, and the availability under the facility to $110,960.

Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of June 30, 2014 was 1.50%. The Company recorded total interest expense of approximately $411 and $616 for the three months ended June 30, 2014 and 2013, respectively, and $751 and $1,176 for six months ended June 30, 2014 and 2013, respectively, under the Credit Agreement.

 Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at June 30, 2014), a letter of credit fronting fee with respect to each letter of credit (.125%) and a commitment fee on the available commitments of the lenders (a range of .20% to .30% based on the Company’s consolidated leverage ratio and was .25% at June 30, 2014).

Convertible Senior Notes

The Company has outstanding $200,000 aggregate principal amount of convertible senior notes due 2021 (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at June 30, 2014 is equal to 38.5985 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $25.91 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the Convertible Notes. Upon conversion of the Convertible Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

Upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase their Convertible Notes for cash, in whole or in part, at 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The Company separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 will be amortized into interest expense over the term of the loan of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the Convertible Notes effective interest rate was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Convertible Notes was $3,665 and $3,600 for the three months ended June 30, 2014 and 2013, respectively, and $7,322 and $7,192 for the six months ended June 30, 2014 and 2013, respectively.

The following table shows the amounts recorded for the Convertible Notes as of June 30, 2014 and December 31, 2013:

(Amounts in Thousands)	June 30, 2014	December 31, 2013
Liability component
Outstanding principal	$200,000	$200,000
Unamortized OID	(34,197)	(35,782)
Liability component	$165,803	$164,218
Equity component, net of tax	$27,092	$27,092

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by the Company. Fees associated with the Notes were approximately $2,706. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated leverage ratio under this agreement was less than 30% as of June 30, 2014. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's Convertible Notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $3,897 and $7,794 for the three and six months ended June 30, 2014, respectively.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of June 30, 2014 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $2,028 and $2,049 of interest expense for the three months ended June 30, 2014 and 2013, respectively, and $4,048 and $4,048 for the six months ended June 30, 2014 and 2013, respectively, related to these trust preferred securities.

 The table below summarizes the Company’s trust preferred securities as of June 30, 2014:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.531	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.231	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Secured Loan Agreement

The Company, through a wholly-owned subsidiary, has a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $84 and $97 for the three months ended June 30, 2014 and 2013, respectively, and $171 and $198 for the six months ended June 30, 2014 and 2013, respectively, related to this agreement. The loan is secured by the aircraft.

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

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 13. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded interest expense of approximately $66 and $44 for the three months ended June 30, 2014 and 2013, respectively, and $132 and $141 for the six months ended June 30, 2014 and 2013, respectively, related to the notes. Additionally, the Company recorded approximately $1,430 of deferred financing fees.

In May 2013, as part of its acquisition of Mutual Insurers Holding Company ("MIHC") as discussed in Note 12. "Acquisitions", the Company assumed two promissory notes totaling $6,500 for which the principal is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three month libor per annum, which was 4.1% as of June 30, 2014. The Company recorded interest expense of approximately $59 and $23 for the three months ended June 30, 2014 and 2013, respectively, and $128 and $23 for the six months ended June 30, 2014 and 2013, respectively, related to these notes.

ING Credit Facility

On November 26, 2013, the Company (as “Guarantor”), and two of its wholly-owned subsidiaries, AmTrust International Insurance, Ltd. (the “Account Party”) and AmTrust Corporate Capital Limited, entered into a four-year, £200,000 credit facility agreement with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The credit facility, which matures on December 31, 2017, is a letter of credit facility that is used to support the Company’s capacity at Lloyd’s as a member of Syndicates 2526, 1206 and 44 for the 2014 underwriting year of account, as well as prior open years of account. The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, transactions with affiliates and the sale of assets, and requirements to maintain certain consolidated net worth, statutory surplus, leverage and fixed charge coverage ratios.

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

As of June 30, 2014, the Company had outstanding letters of credit of £193,165 (or $328,052) in place under this credit facility, which reduced the total availability under the facility to £6,835 (or $11,608). The Company recorded total interest expense of approximately $1,313 during the six months ended June 30, 2014 related to this credit facility.

Fees payable by the Company under the credit facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.55% and on the unsecured portion of the letters of credit determined based on the Account Party’s then-current financial strength rating issued by A.M. Best. As of June 30, 2014, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Account Party’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000, of which $48,467 was utilized as of June 30, 2014. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $20,710 as of June 30, 2014.

7.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Policy acquisition expenses	$115,637	$53,473	$209,888	$91,203
Salaries and benefits	91,674	65,982	169,529	111,111
Other insurance general and administrative expenses	749	10,491	15,252	27,917
	$208,060	$129,946	$394,669	$230,231

8.	Earnings Per Share

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands, except for earnings per share)	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$106,274	$71,397	$206,125	$155,275
Less: Net income allocated to participating securities and redeemable non-controlling interest	325	68	574	164
Net income allocated to AmTrust common shareholders	$105,949	$71,329	$205,551	$155,111

Weighted average common shares outstanding – basic	75,209	74,169	74,973	74,028
Less: Weighted average participating shares outstanding	230	71	209	71
Weighted average common shares outstanding - basic	74,979	74,098	74,764	73,957
Net income per AmTrust common share - basic	$1.41	$0.96	$2.75	$2.10

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$106,274	$71,397	$206,125	$155,275
Less: Net income allocated to participating securities and redeemable non-controlling interest	325	68	574	164
Net income allocated to AmTrust common shareholders	$105,949	$71,329	$205,551	$155,111

Weighted average common shares outstanding – basic	74,979	74,098	74,764	73,957
Plus: Dilutive effect of stock options, convertible debt, other	4,700	2,807	4,201	2,824
Weighted average common shares outstanding – dilutive	79,679	76,905	78,965	76,781
Net income per AmTrust common shares – diluted	$1.33	$0.93	$2.60	$2.02

As of June 30, 2014, there were less than 10,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance shares units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2014, approximately 4,600,000 shares of Company common stock remained available for grants under the Plan.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the six months ended June 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,997,460	$10.49	3,675,776	$9.41
Granted	27,500	32.49	66,001	28.88
Exercised	(604,646)	8.75	(360,768)	7.15
Cancelled or terminated	—	—	—	—
Outstanding end of period	2,420,314	$11.18	3,381,009	$10.03

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and 2013 was approximately $14.16 and $7.97, respectively.

A summary of the Company’s restricted stock and RSU activity for the six months ended June 30, 2014 and 2013 is shown below:

	2014		2013
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	917,015	$24.43	888,197	$20.86
Granted	868,702	38.88	241,963	30.16
Vested	(310,640)	22.14	(253,655)	20.05
Forfeited	(5,436)	23.89	(386)	29.31
Non-vested at end of period	1,469,641	$33.46	876,119	$23.66

The Company has 328,788 PSUs granted as of June 30, 2014. During the six months ended June 30, 2014, 347,875 PSUs were converted to restricted share awards based on achievements of certain targets. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. The fair value of these PSUs on the date of the grants was $12,328.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $4,511 and $2,673 for the three months ended June 30, 2014 and 2013, respectively, and $8,661 and $4,781 for the six months ended June 30, 2014 and 2013, respectively.

The intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $17,674 and $8,123, respectively. The intrinsic value of stock options that were outstanding as of June 30, 2014 and 2013 was $74,142 and $86,780, respectively.

Cash received from options exercised was $2,469 and $2,472 during the six months ended June 30, 2014 and 2013, respectively. The excess tax benefit from award exercises was approximately $3,463 and $2,419 for the six months ended June 30, 2014 and 2013, respectively.

10.	Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Income before equity in earnings of unconsolidated subsidiaries	$118,156	$91,739	$228,812	$189,299
Tax at federal statutory rate of 35%	$41,355	$32,109	$80,084	$66,255
Tax effects resulting from:
Income (loss) of non-includible foreign subsidiaries	(14,255)	(10,535)	(63,133)	(30,122)
Other, net	(9,134)	5,828	28,459	7,378
	$17,966	$27,402	$45,410	$43,511
Effective tax rate	15.2%	29.9%	19.8%	23.0%

The Company's effective tax rate was positively impacted by approximately 14.6% and 5.0% during the three months ended June 30, 2014 and 2013, respectively, and by approximately 8.1% and 6.3% during the six months ended June 30, 2014 and 2013, respectively, due to a decrease in the deferred tax liability associated with the Company's equalization reserves for its Luxembourg reinsurers.

The Company’s management believes that it will realize the benefits of its deferred tax assets, which is included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented.

The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At June 30, 2014 and December 31, 2013, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $463,300 and $360,000, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2010 and forward. As permitted by FASB ASC 740-10, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company has not recorded any unrecognized tax benefits or any related interest and penalties at June 30, 2014 and December 31, 2013, respectively.

11.	Related Party Transactions

Maiden

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of June 30, 2014, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.3% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

 The following is the effect on the Company’s results of operations for the three and six months ended June 30, 2014 and 2013 related to Maiden Reinsurance agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Results of operations:
Premium written – ceded	$(363,706)	$(283,052)	$(772,264)	$(588,838)
Change in unearned premium – ceded	48,268	31,060	144,158	109,156
Earned premium - ceded	$(315,438)	$(251,992)	$(628,106)	$(479,682)
Ceding commission on premium written	$110,969	$82,511	$229,309	$172,010
Ceding commission – deferred	(19,724)	(15,354)	(49,958)	(40,895)
Ceding commission – earned	$91,245	$67,157	$179,351	$131,115
Incurred loss and loss adjustment expense – ceded	$222,698	$154,453	$436,981	$307,418

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of June 30, 2014 and December 31, 2013, respectively. The Company recorded $447 and $891 of interest expense during the three and six months ended June 30, 2014, respectively, and $436 and $930 of interest expense during the three and six months ended June 30, 2013, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of June 30, 2014 was approximately $1,337,571. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $4,650 and $9,670 of brokerage commission during the three and six months ended June 30, 2014, respectively, and $6,783 and $10,442 of brokerage commission during the three and six months ended June 30, 2013, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into an asset management agreement with Maiden, pursuant to which the Company provides investment management services to Maiden and its affiliates. As of June 30, 2014, the Company managed approximately $3,305,248 of assets related to this agreement. The investment management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,265 and $2,489 of investment management fees during the three and six months ended June 30, 2014, respectively, and $1,061 and $2,102 of investment management fees during the three and six months ended June 30, 2013, respectively. The investment management fees were recorded as a component of service and fee income.

National General Holding Corp.

The Company has a 13.2% ownership interest in National General Holding Corp. (“NGHC”). NGHC is a publicly-held insurance holding company (Nasdaq: NGHC) that operates fourteen insurance companies in the United States and writes consumer property and casualty insurance business through independent agents for automobiles. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. NGHC's two largest shareholders are the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman, President and Chief Executive Offer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In February 2014, NGHC issued approximately 13,600,000 shares in a follow on Rule 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from 15.4% to 13.2%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $3,999 and $22,515 of income during the three and six months ended June 30, 2014, respectively, and $7,060 and $8,610 of income during the three and six months ended June 30, 2013, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $8,024 and $13,063 of fee income during the three and six months ended June 30, 2014, respectively, and $5,996 and $11,372 of fee income during the three and six months ended June 30, 2013, respectively, related to this agreement. Additionally, the Company provided certain consulting services to NGHC related to Luxembourg-domiciled reinsurance entities, for which the Company received $1,057. The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

The Company manages the assets of NGHC and its subsidiaries for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $1,421,593 of assets as of June 30, 2014 related to this agreement. As a result of this agreement, the Company earned approximately $461 and $890 of investment management fees during the three and six months ended June 30, 2014, respectively, and $490 and $853 of investment management fees during the three and six months ended June 30, 2013, respectively. The investment management fees were recorded as a component of service and fee income.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $8,485 and $13,953 for the three and six months ended June 30, 2014, respectively, and $6,486 and $12,225 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $13,625.

800 Superior

In 2011, the Company formed 800 Superior, LLC with a subsidiary of NGHC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. Additionally, in conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of the LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

Additionally in 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for fifteen years. NGHC paid 800 Superior, LLC approximately $533 and $935 of rent during the three and six months ended June 30, 2014, respectively, and $535 and $1,071 of rent during the three and six months ended June 30, 2013, respectively, under this lease. As discussed in Note 13. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Sale of Personal Express Insurance Company

In April 2014, the Company completed the sale of Personal Express Insurance Company (“PEIC”) and its captive insurance agency Personal Express Insurance Services, Inc. (“PEIS” and, together with PEIC, the “Personal Express Companies”) to Integon National Insurance Company, a subsidiary of NGHC, for approximately $21,743. As a result of the the sale, the Company recorded a gain on sale of approximately $6,631. The Personal Express Companies were wholly-owned subsidiaries of Sequoia Insurance Company, which is one of the Company’s wholly-owned subsidiaries. PEIC is a California-domiciled property and casualty insurance carrier that offers retail personal lines insurance products in California.  The Personal Express Companies offer three primary lines of direct-to-market personal insurance products: personal auto, homeowners and dwelling fire insurance.

The Company’s Board of Directors established a special committee of independent directors (the “Special Committee”) to evaluate and negotiate the sale of the Personal Express Companies and alternatives thereto. The Special Committee was authorized, among other things, to take any and all actions necessary and advisable in connection with the potential sale of the Personal Express Companies, including, without limitation, the review, consideration, evaluation, negotiation and effectuation of any possible transaction involving the Personal Express Companies and to retain, at the Company’s expense, such financial, legal and other advisors as it deemed appropriate. The resolutions confirming the Special Committee’s power and authority provided that no transaction involving the Personal Express Companies would be effected without a prior favorable recommendation of the Special Committee.

Pursuant to its authority, the Special Committee retained its own independent legal counsel and financial advisor to represent it in connection with the sales process. The Special Committee, with the assistance of its legal and financial advisors, contacted over 75 potential bidders, provided various potential bidders with a confidential information memorandum and facilitated due diligence calls and meetings between members of the Personal Express Companies’ management team and potential bidders. The Special Committee, upon consideration of the proposed transaction and the alternatives thereto, including, but not limited to maintaining the Personal Express Companies as wholly-owned subsidiaries, and in consultation with its independent legal counsel and financial advisor, recommended the sale of the Personal Express Companies to a subsidiary of NGHC, on the terms and conditions negotiated by the Special Committee with the assistance of its independent counsel and financial advisor.

Personal Lines Quota Share

The Company was a party to a quota share reinsurance agreement (“Personal Lines Quota Share”) with Integon National Insurance Company ("Integon"). On August 1, 2013, the Company and its wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”), received notice from Integon that Integon was terminating, effective August 1, 2013, TIC's participation in the Personal Lines Quota Share. The termination is on a run-off basis, meaning TIC will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. The results of its operations from the Personal Lines Quota Share represent the Company's Personal Lines Reinsurance segment. The Company assumed $28,975 and $59,627 of business as a result of this agreement during the three and six months ended June 30, 2013, respectively.

ACP Re, Ltd.

The Company has service and quota share agreements with ACP Re, Ltd. (“ACP Re”). ACP Re is a privately-held Bermuda reinsurance holding company formed by Michael Karfunkel, the chairman of the board of the Company. The following section describes the agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

The Company provides investment management services to ACP Re at (i) an annual rate of 0.20% of the average value of ACP Re’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of ACP Re’s invested assets, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $127,548 of assets as of June 30, 2014. The Company recorded approximately $61 and $116 of investment management fees during the three and six months ended June 30, 2014, respectively, and $58 and $110 of investment management fees during the three and six months ended June 30, 2013, respectively. The investment management fees were recorded as a component of service and fee income.

Reinsurance Agreements and Assumption of Premium from Tower

In January 2014, ACP Re, through a subsidiary, agreed to acquire 100% of the outstanding stock of Tower Group International, Ltd. (“Tower”) and merge with Tower (the “Merger”). In connection with the Merger, the Company and NGHC agreed to (i) acquire the renewal rights and certain other assets related to Tower’s commercial lines insurance operations and personal lines insurance operations, respectively, (ii) administer the run-off of Tower’s historical commercial lines claims and personal lines claims at cost, (iii) in their discretion, place commercial lines business and personal lines business with the Tower insurance companies, which they will exclusively manage and fully reinsure for a net 2% ceding fee payable to the Tower insurance companies, (iv) retain the expirations on all business written by the Tower insurance companies through the Company and NGHC, as managers, and (v) receive the agreement of the Tower insurance companies and ACP Re not to compete with respect to the commercial lines business and personal lines business.

Pursuant to the foregoing, the Company, on April 8, 2014, entered into a Commercial Lines Master Agreement with ACP Re (the “Master Agreement”), which was subsequently amended and restated on July 23, 2014, which provides for the Company's entry into the following agreements, subject to regulatory approval and the consummation of the Merger:

•	a credit agreement by which the Company will provide financing to ACP Re in the aggregate principal amount of $125,000 with a seven years term, bearing interest at 7.00% per year;

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

As a result of the adverse development disclosed by Tower and its impact on ACP Re’s current estimate of Tower’s expected financial position at the closing of the Merger, the Company and NGHC agreed, in addition to the financing described above, to compensate ACP Re for the value the Company and NGHC are expected to achieve as a result of the transaction and the greater risk assumed by ACP Re. The Company will pay ACP Re contingent consideration in the form of an earnout (the “Contingent Payments”), payable semi-annually on the last day of January and July, of 3% of gross written premium of the Tower commercial lines business written or assumed by the Company following the closing in connection with the transaction for a three-year period. The Contingent Payments to be made by the Company are capped at a total of $30 million, in the aggregate, over the three-year period. NGHC will pay contingent consideration to ACP Re on the same terms.
The transaction remains subject to regulatory approval and the consummation of the Merger. There is no assurance that modifications to the terms of the transaction described above will not need to be made in order to obtain regulatory approval.

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $453 and $920 of rent during the three and six months ended June 30, 2014, respectively, and $163 and $364 of rent during the three and six months ended June 30, 2013, respectively, for the leased office space.

In November 2012, the Company entered into an agreement for its office space in Chicago, Illinois. The lease is with 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The Company paid approximately $74 and $185 of rent during the three and six months ended June 30, 2014, respectively, and $109 and $253 of rent during the three and six months ended June 30, 2013, respectively, for the leased office space.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and NGHC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes, among others. AUI does not charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). The amount that each of Maiden and NGHC paid for the use of AUI's aircraft under these agreements was not material either individually or in aggregate during the three and six months ended June 30, 2014, and 2013, respectively.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, have fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. The amount that each of Mr. Zyskind and Mr. Karfunkel reimbursed the Company for his personal use of AUI's aircraft under his respective agreement was not material either individually or in aggregate during the three and six months ended June 30, 2014, and 2013, respectively.

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

A summary of the preliminary assets acquired and liabilities assumed for Insco Dico are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$130,031
Premium receivables	8,684
Reinsurance recoverable	5,799
Deferred tax asset	3,845
Other assets	2,114
Property and equipment	1,190
Goodwill and intangible assets	16,494
Total assets	$168,157

Liabilities
Unearned premiums	$25,715
Loss and loss expense reserves	25,210
Accrued liabilities	10,210
Notes payable	10,000
Funds held for policyholders	5,864
Deferred tax liability	2,458
Total liabilities	$79,457
Cash paid	$88,700

The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The identifiable intangible assets consist of agency relationships, which have a 20 year life, and licenses that have an indefinite life. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2014.

As a result of this transaction, the Company recorded approximately $15,678 and $28,765 of written premium during the three and six months ended June 30, 2014, respectively, related to Insco Dico. Additionally, the Company recorded approximately $220 and $579 of fee income during the three and six months ended June 30, 2014, respectively, related to Insco Dico.

Sagicor Europe Limited

On December 23, 2013, the Company, through one of its subsidiaries, completed the acquisition of Sagicor Europe Limited and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited, from Sagicor Financial Corporation for approximately $93,113. Sagicor Europe Limited and Sagicor at Lloyd's Limited subsequently changed their names to Amtrust Lloyd's Holdings Limited and AmTrust at Lloyd's Limited, respectively. AmTrust at Lloyd's Limited is a managing agency and owner of Lloyd's property/casualty insurance syndicate 1206 with stamp capacity of $330,000 and Lloyd's life insurance syndicate 44 with stamp capacity of $16,500.

A summary of the preliminary assets acquired and liabilities assumed for AmTrust Lloyd's Holdings Limited are as follows:

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

The goodwill and intangible assets, as well as AmTrust Lloyd's Holdings Limited's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2014.

As a result of this transaction, the Company recorded approximately $84,284 and $167,599 of written premium during the three and six months ended June 30, 2014, respectively, related to Sagicor.

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

A summary of the assets acquired and liabilities assumed for MIHC are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$134,780
Premium receivables	23,085
Other assets	43,714
Deferred tax asset	5,358
Property and equipment	2,684
Intangible assets	6,132
Total assets	$215,753

Liabilities
Loss and loss expense reserves	$89,267
Unearned premium	27,760
Accrued liabilities	23,629
Deferred tax liability	2,146
Notes payable	6,500
Total liabilities	$149,302
Cash paid	$48,500
Acquisition gain	$17,951

The intangible assets acquired consisted of state licenses and have an indefinite life. The intangible assets, as well as FNIC's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value FNIC's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $4,531. During the three months ended June 30, 2014, the Company adjusted its acquired deferred tax liability to $2,146 from $1,586 as of December 31, 2013. As a result of this adjustment, the Company retrospectively adjusted its gain recorded during the three months ended June 30, 2013 from $18,511 to $17,951. The Company completed its acquisition accounting during the three months ended June 30, 2014.

The Company recorded approximately $7,314 and $26,705 of written premium during the three and six months ended June 30, 2014, respectively, and approximately $2,238 of written premium during the three months ended June 30, 2013 related to MIHC.

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

A summary of the assets acquired and liabilities assumed for Sequoia are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$215,473
Premium receivables	32,870
Reinsurance recoverables	43,793
Other assets	4,014
Deferred tax asset	1,242
Property and equipment	1,022
Intangible assets	11,848
Total assets	$310,262

Liabilities
Loss and loss expense reserves	$165,487
Unearned premium	59,773
Accrued liabilities	15,624
Deferred tax liability	4,147
Total liabilities	$245,031
Purchase price	$60,000
Acquisition gain	$5,231

The intangible assets consists primarily of licenses and trademarks and have an indefinite life. The intangible assets, as well as Sequoia's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value Sequoia's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $7,448. During the three months ended June 30, 2014, the Company reduced its acquired deferred tax assets by $6,538 and increased its acquired deferred tax liability by $1,540. As a result of this adjustment, the Company retrospectively adjusted its gain recorded during the three months ended June 30, 2013 from $13,309 to $5,231. The Company completed its acquisition accounting during the three months ended June 30, 2014.

The Company recorded approximately $13,114 and $35,947 of written premium during the three and six months ended June 30, 2014, respectively, and approximately $21,457 of written premium during the three months ended June 30, 2013, respectively, related to Sequoia.

13.     New Market Tax Credit

In 2012, the Company's subsidiary, 800 Superior, LLC (an entity owned equally by the Company and NGHC) received $19,400 in net proceeds from a financing transaction the Company and NGHC entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for an office building in Cleveland, Ohio owned by 800 Superior, LLC. The Company, NGHC and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II LLC and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 13.2% ownership in NGHC, which was reduced from 15.40% as a result of the Rule 144A stock offering by NGHC in February of 2014. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

14. Stockholder Equity and Accumulated Other Comprehensive Income (Loss)

The following table summarizes the ownership components of total stockholders' equity for the six months ended June 30, 2014 and 2013:

	2014			2013
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Beginning Balance	$1,441,005	$137,860	$1,578,865	$1,144,121	$103,344	$1,247,465
Net income (loss)	210,007	(4,090)	205,917	155,275	(877)	154,398
Unrealized holding gain (loss)	87,451	—	87,451	(79,483)	—	(79,483)
Reclassification adjustment	(1,796)	—	(1,796)	3,261	—	3,261
Foreign currency translation	7,803	188	7,991	(15,565)	—	(15,565)
Unrealized gain on interest rate swap	234	—	234	936	—	936
Share exercises, compensation and other	11,130	—	11,130	7,253	—	7,253
Common share dividends	(30,170)	—	(30,170)	(18,899)	—	(18,899)
Preferred stock issuance, net of fees	—	—	—	111,130	—	111,130
Preferred stock dividends	(3,882)	—	(3,882)	—	—	—
Common share (repurchase) issuance	(10,969)	—	(10,969)	472	—	472
Capital contribution	—	19,955	19,955	—	6,158	6,158
Ending Balance	$1,710,813	$153,913	$1,864,726	$1,308,501	$108,625	$1,417,126

The following table summarizes Accumulated Other Comprehensive Income (Loss) for the six month periods ended June 30, 2014 and 2013:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)
Other comprehensive income before reclassification	12,005	134,540	360	—	146,905
Amounts reclassed from accumulated other comprehensive income	—	(2,763)	—	—	(2,763)
Income tax expense	(4,202)	(46,122)	(126)	—	(50,450)
Net current-period other comprehensive income	7,803	85,655	234	—	93,692
Balance, June 30, 2014	$10,385	$78,632	$(1,751)	$(1,738)	$85,528

Balance December 31, 2012	$(10,361)	$77,605	$(3,013)	$—	$64,231
Other comprehensive income before reclassification	(23,946)	(122,281)	1,440	—	(144,787)
Amounts reclassed from accumulated other comprehensive income	—	5,017	—	—	5,017
Income tax benefit (expense)	8,381	41,042	(504)		48,919
Net current-period other comprehensive income (loss)	(15,565)	(76,222)	936	—	(90,851)
Balance, June 30, 2013	$(25,926)	$1,383	$(2,077)	$—	$(26,620)

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

16. Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty and Specialty Program. The Company's Personal Lines Reinsurance segment is in run-off due to the termination of Personal Lines Quota Share in August 2013. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Earned ceding commission is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing the Company’s shareholders with an understanding of the Company’s business and operating performance.

The following tables summarize the results of operations of the business segments for the three and six months ended June 30, 2014 and 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Three months ended June 30, 2014:
Gross written premium	$704,627	$503,603	$235,410	$—	$—	$1,443,640

Net written premium	453,092	320,540	150,038	—	—	923,670
Change in unearned premium	(66,235)	1,068	13,964	2,470	—	(48,733)
Net earned premium	386,857	321,608	164,002	2,470	—	874,937

Loss and loss adjustment expense	(258,046)	(215,814)	(111,669)	(1,704)	—	(587,233)
Acquisition costs and other underwriting expenses	(99,115)	(63,643)	(44,554)	(748)	—	(208,060)
	(357,161)	(279,457)	(156,223)	(2,452)	—	(795,293)
Underwriting income	29,696	42,151	7,779	18	—	79,644
Service and fee income	20,917	62,131	61	—	16,433	99,542
Investment income and realized gain	14,927	14,729	6,842	2	—	36,500
Other expenses	(43,224)	(30,050)	(14,314)	—	—	(87,588)
Interest expense	(6,250)	(4,277)	(2,060)	—	—	(12,587)
Foreign currency gain	—	1,084	—	—	—	1,084
Gain on life settlement contracts	(2,777)	(1,446)	(847)	—	—	(5,070)
Gain on sale of a subsidiary	6,631	—	—	—	—	6,631
Provision for income taxes	(3,003)	(12,752)	485	11	(2,707)	(17,966)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	3,999	3,999
Net income attributable to AmTrust Financial Services, Inc.	$16,917	$71,570	$(2,054)	$31	$17,725	$104,189

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Three months ended June 30, 2013:
Gross written premium	$389,911	$447,885	$173,843	$28,975	$—	$1,040,614

Net written premium	218,553	290,272	102,197	28,975	—	639,997
Change in unearned premium	(30,253)	(82,122)	8,479	438	—	(103,458)
Net earned premium	188,300	208,150	110,676	29,413	—	536,539

Loss and loss adjustment expense	(124,368)	(144,050)	(75,820)	(19,872)	—	(364,110)
Acquisition costs and other underwriting expenses	(48,609)	(43,985)	(28,369)	(8,983)	—	(129,946)
	(172,977)	(188,035)	(104,189)	(28,855)	—	(494,056)
Underwriting income	15,323	20,115	6,487	558	—	42,483
Service and fee income	21,234	52,347	(6)	—	14,527	88,102
Investment income and realized gain	12,239	8,563	3,442	457	—	24,701
Other expenses	(30,607)	(33,934)	(14,138)	(2,306)	—	(80,985)
Interest expense	(2,845)	(3,295)	(1,257)	(211)	—	(7,608)
Foreign currency gain	—	783	—	—	—	783
Gain on life settlement contracts	430	376	239	35	—	1,080
Acquisition gain on purchase	23,183	—	—	—	—	23,183
Provision for income taxes	(11,249)	(12,981)	1,045	330	(4,547)	(27,402)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	7,060	7,060
Net income attributable to AmTrust Financial Services, Inc.	$27,708	$31,974	$(4,188)	$(1,137)	$17,040	$71,397

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Six months ended June 30, 2014:
Gross written premium	$1,643,554	$950,806	$515,476	$—	$—	$3,109,836

Net written premium	1,103,808	601,655	348,488	—	—	2,053,951
Change in unearned premium	(336,547)	(8,532)	(13,646)	8,762	—	(349,963)
Net earned premium	767,261	593,123	334,842	8,762	—	1,703,988

Loss and loss adjustment expense	(513,168)	(398,934)	(227,829)	(5,872)	—	(1,145,803)
Acquisition costs and other underwriting expenses	(187,143)	(116,508)	(88,440)	(2,578)	—	(394,669)
	(700,311)	(515,442)	(316,269)	(8,450)	—	(1,540,472)
Underwriting income	66,950	77,681	18,573	312	—	163,516
Service and fee income	43,020	118,356	211	—	28,913	190,500
Investment income and realized gain (loss)	28,571	28,834	12,896	165	—	70,466
Other expenses	(92,583)	(53,559)	(29,037)	—	—	(175,179)
Interest expense	(12,729)	(7,363)	(3,992)	—	—	(24,084)
Foreign currency loss	—	(768)	—	—	—	(768)
Loss on life settlement contracts	(1,200)	(694)	(376)	—	—	(2,270)
Gain on sale of a subsidiary	6,631	—	—	—	—	6,631
Provision for income taxes	(6,985)	(29,359)	312	(86)	(9,292)	(45,410)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	22,515	22,515
Net income attributable to AmTrust Financial Services, Inc.	$31,675	$133,128	$(1,413)	$391	$42,136	$205,917

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Six months ended June 30, 2013:
Gross written premium	$765,760	$776,214	$382,935	$59,627	$—	$1,984,536

Net written premium	392,293	474,714	245,469	59,627	—	1,172,103
Change in unearned premium	(77,393)	(125,410)	(23,315)	(1,452)	—	(227,570)
Net earned premium	314,900	349,304	222,154	58,175	—	944,533

Loss and loss adjustment expense	(208,698)	(237,021)	(151,374)	(39,273)	—	(636,366)
Acquisition costs and other underwriting expenses	(80,273)	(75,303)	(56,912)	(17,743)	—	(230,231)
	(288,971)	(312,324)	(208,286)	(57,016)	—	(866,597)
Underwriting income	25,929	36,980	13,868	1,159	—	77,936
Service and fee income	43,336	80,066	67	—	25,146	148,615
Investment income and realized gain (loss)	24,277	23,454	10,844	1,505	—	60,080
Other expenses	(51,373)	(52,074)	(25,690)	(4,000)	—	(133,137)
Interest expense	(5,776)	(5,855)	(2,888)	(450)	—	(14,969)
Foreign currency gain	—	2,055	—	—	—	2,055
Loss on life settlement contracts	1	2	1	—	—	4
Acquisition gain on purchase	23,183	25,532	—	—	—	48,715
Provision for income taxes	(14,601)	(23,579)	812	382	(6,525)	(43,511)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	8,610	8,610
Net income attributable to AmTrust Financial Services, Inc.	$44,976	$86,581	$(2,986)	$(1,404)	$27,231	$154,398

The following tables summarize long lived assets and total assets of the business segments as of June 30, 2014 and December 31, 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and other	Total
As of June 30, 2014:
Property and equipment, net	$61,472	$35,561	$19,279	$—	$—	$116,312
Goodwill and intangible assets	234,124	416,874	57,259	—	—	708,257
Total assets	5,643,788	5,137,893	2,033,995	12,283	—	12,827,959

As of December 31, 2013:
Property and equipment, net	$42,054	$38,297	$22,280	$1,668	$—	$104,299
Goodwill and intangible assets	233,566	399,954	31,873	—	—	665,393
Total assets	4,261,764	5,036,121	1,894,538	86,703	—	11,279,126

17. Subsequent Events

On July 1, 2014, the Company completed a public offering of 4,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.25% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the "Series B Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s board of directors, at a rate of 7.25% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on September 15, 2014, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to July 1, 2019. After that date, the Company may redeem at its option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. On July 10, 2014, the underwriters exercised, in part, their over-allotment option with respect to 200,000 additional depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock, on the same terms and conditions as the original issuance. A total of 4,200,000 depositary shares (equivalent to 105,000 shares of Series B Preferred Stock) were issued. Net proceeds from this offering, including the over-allotment, were $101,377. In addition, the Company incurred $3,624 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

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

For the six months ended June 30, 2014, our results of operations include activity for the following entities that were acquired subsequent to the six months ended June 30, 2013:

•	Insco Insurance Services, Inc. and its subsidiaries, collectively known as "Insco Dico"

•
AmTrust Lloyd's Holdings Limited and its wholly owned subsidiaries, including AmTrust at Lloyd's Limited, collectively known as "AmTrust Lloyd's", which was called Sagicor Europe Limited at acquisition

•	Sequoia Insurance Company, Sequoia Indemnity Company and Personal Express Insurance Company, collectively known as "Sequoia"

•	Mutual Insurance Holding Company and First Nonprofit Insurance Company and subsidiaries, collectively known as "FNIC"

•	AMTCS Holdings, Inc. and subsidiaries, collectively known as "AMTCS", which was called CPPNA Holdings, Inc. at acquisition

In January 2014, we entered into a cut-through quota share reinsurance agreement (the "Cut Through Reinsurance Agreement")with Tower Group International, Ltd. ("Tower") to reinsure at least 60% of Tower's in force commercial lines policies and most new and renewal commercial lines business. At the inception of the Cut Through Reinsurance Agreement, we initially assumed $174 million of unearned premium. During the three and six months ended June 30, 2014, we assumed an additional $139 million and $233 million of premium, respectively. During the three months ended June 30, 2014, we had earned premium of approximately $104 million and incurred $50 million of loss and loss adjustment expense related to the Cut Through Reinsurance Agreement. Additionally, we incurred approximately $35 million of commission expense and $4 million of unallocated claims expense as part of the agreement during the three months ended June 30, 2014. During the six months ended June 30, 2014, we had earned premium of approximately $196 million and incurred $109 million of loss and loss adjustment expense related to the Cut Through Reinsurance Agreement. Additionally, we incurred approximately $94 million of commission expense and $8 million of unallocated claims expense during the six months ended June 30, 2014.

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

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2014 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2014 and the other half in 2015. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and have an average duration of approximately 24 months, but range in duration from one month to 120 months.

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

•
Asset management services — We currently manage the investment portfolios of Maiden Holdings, Ltd. ("Maiden"), National General Holdings Corp ("NGHC") and ACP Re, Ltd. ("ACP Re") for which we receive a management fee.

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

•
Ceding commission on reinsurance transactions is a commission we receive from ceding gross written premium to third party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions the Company receives cover a portion of its capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. We allocate earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period. Ceding commission is netted against acquisition costs and other underwriting expenses.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 27.8% and 23.9% for the three months ended June 30, 2014 and 2013, respectively, and 28.2% and 26.6% for the six months ended June 30, 2014 and 2013, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 90.9% and 92.1% for the three months ended June 30, 2014 and 2013, and 90.4% and 91.8% for the six months ended June 30, 2014 and 2013, respectively.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. Except as discussed below, we have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2013.

Ceding Commissions on Reinsurance Transactions - Ceding commissions on reinsurance transactions are commissions we receive from ceding gross written premiums to third party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions we receive cover a portion of its capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. We allocate earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$1,443,640	$1,040,614	$3,109,836	$1,984,536

Net written premium	$923,670	$639,997	$2,053,951	$1,172,103
Change in unearned premium	(48,733)	(103,458)	(349,963)	(227,570)
Net earned premium	874,937	536,539	1,703,988	944,533
Service and fee income (related parties – three months $15,118; $14,414 and six months $27,318; $24,921)	99,542	88,102	190,500	148,615
Net investment income	32,594	22,634	61,121	40,729
Net realized gain on investments	3,906	2,067	9,345	19,351
Total revenues	1,010,979	649,342	1,964,954	1,153,228
Loss and loss adjustment expense	587,233	364,110	1,145,803	636,366
Acquisition costs and other underwriting expenses	208,060	129,946	394,669	230,231
Other	87,588	80,985	175,179	133,137
Total expenses	882,881	575,041	1,715,651	999,734
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	128,098	74,301	249,303	153,494
Other income (expense):
Interest expense	(12,587)	(7,608)	(24,084)	(14,969)
Net gain (loss) on investment in life settlement contracts net of profit commission	(5,070)	1,080	(2,270)	4
Foreign currency gain (loss)	1,084	783	(768)	2,055
Acquisition gain on purchase	—	23,183	—	48,715
Gain on sale	6,631	—	6,631	—
Total other income (expense)	(9,942)	17,438	(20,491)	35,805
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	118,156	91,739	228,812	189,299
Provision for income taxes	17,966	27,402	45,410	43,511
Income before equity in earnings of unconsolidated subsidiaries	100,190	64,337	183,402	145,788
Equity in earnings of unconsolidated subsidiaries – related party	3,999	7,060	22,515	8,610
Net income	104,189	71,397	205,917	154,398
Non-controlling interest	4,026	—	4,090	877
Net income attributable to AmTrust Financial Services, Inc.	108,215	71,397	210,007	155,275
Dividends on preference stock	(1,941)	—	(3,882)	—
Net income attributable to AmTrust common shareholders	$106,274	$71,397	$206,125	$155,275

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(1,896)	$—	$(3,539)	$—
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(1,896)	—	(3,539)	—
Other net realized gain on investments	5,802	2,067	12,884	19,351
Net realized investment gain	$3,906	$2,067	$9,345	$19,351

Key measures:
Net loss ratio	67.1%	67.9%	67.2%	67.4%
Net expense ratio	23.8%	24.2%	23.2%	24.4%
Net combined ratio	90.9%	92.1%	90.4%	91.8%

Consolidated Results of Operations for the Three Months Ended June 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $402.9 million, or 38.7%, to $1,443.6 million from $1,040.6 million for the three months ended June 30, 2014 and 2013, respectively. The increase of $402.9 million is attributable to growth in all of our segments. The increase in Small Commercial Business resulted primarily from the assumption of premium through the Cut Through Reinsurance Agreement with Tower, the acquisition of Insco Dico and increases in the number of policies issued and the average policy size. The largest increases were in the states of California, Florida, New Jersey and New York. The increase in Specialty Risk and Extended Warranty resulted from the acquisition of AmTrust Lloyd's in 2013. The increase in Specialty Program resulted primarily from growth in existing programs and new programs.

Net Written Premium. Net written premium increased $283.7 million, or 44.3%, to $923.7 million from $640.0 million for the three months ended June 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business - $234.5 million, Specialty Risk and Extended Warranty - $30.3 million and Specialty Program – $47.8 million. Net written premium increased for the three months ended June 30, 2014 compared to the same period in 2013 due to the increase in gross written premium in 2014 compared to 2013 and the increase in retention of gross written premium on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention of gross written premium was 64.0% and 61.5% for the three months ended June 30, 2014 and 2013, respectively. The increase was partially offset by the reduction in premium of $28.9 million as a result of the termination of the Personal Lines Quota Share in 2013.

Net Earned Premium. Net earned premium increased $338.4 million, or 63.1%, to $874.9 million from $536.5 million for the three months ended June 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business — $198.6 million, Specialty Risk and Extended Warranty — $113.5 million and Specialty Program — $53.3 million. The increase in net earned premium resulted from an increase in gross written premium on a twelve-month rolling basis. The increase was partially offset by the reduction in net earned premium of $27.0 million as a result of the termination of the Personal Lines Quota Share in 2013.

Service and Fee Income. Service and fee income increased $11.4 million, or 13.0%, to $99.5 million from $88.1 million for the three months ended June 30, 2014 and 2013, respectively. A majority of the increase, or $6.4 million, resulted from an increase in fees generated by the acquisition of AMTCS in the second quarter of 2013. Fees related to the CNH acquisition, for the administration of commercial property and casualty insurance, also increased. Additionally, services provided to Maiden and NGHC generated higher fees of approximately $1.1 million during the three months ended June 30, 2014 compared to the same period in 2013.

Net Investment Income. Net investment income increased $10.0 million, or 44.0%, to $32.6 million from $22.6 million for the three months ended June 30, 2014 and 2013, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the three months ended June 30, 2014 compared to the same period in 2013 as a result of the acquisitions of Insco Dico and AmTrust Lloyd's, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $3.9 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase in the realized gains for the three months ended June 30, 2014 compared to the same period in 2013 resulted primarily from higher sales of securities in our investment portfolio during the three months ended June 30, 2014. We impaired five securities during the three months ended June 30, 2014 for $1.9 million. We had no impairment of securities during the three months ended June 30, 2013.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $223.1 million, or 61.3%, to $587.2 million for the three months ended June 30, 2014 from $364.1 million for the three months ended June 30, 2013. Our loss ratio for the three months ended June 30, 2014 and 2013 was 67.1% and 67.9%, respectively. The decrease in the loss ratio during the three months ended June 30, 2014 primarily relates to lower ultimate loss selections in our Specialty Risk and Extended Warranty segment's European casualty business in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was partially offset as the result of having a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $78.1 million, or 60.1%, to $208.1 million for the three months ended June 30, 2014 from $129.9 million for the three months ended June 30, 2013. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended June 30, 2014 and 2013 was $91.2 million and $67.2 million, respectively. Ceding commission increased period over period as a result of increased premium writings, partially offset by higher retention rates of gross written premium, and was consistent period over period as a percentage of earned premium. The expense ratio decreased to 23.8% during the three months ended June 30, 2014 from 24.2% during the three months ended June 30, 2013 and was impacted primarily by our Small Commercial Business and Specialty Risk and Extended Warranty segments. The decrease related primarily to the overall expansion of written premium during the three months ended June 30, 2014, utilizing our current workforce.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $53.8 million, or 72.4%, to $128.1 million for the three months ended June 30, 2014 from $74.3 million for the three months ended June 30, 2013. The $53.8 million increase resulted primarily from an increase in earned premium combined with a lower combined ratio period over period, as well as higher net investment income.

Interest Expense. Interest expense for the three months ended June 30, 2014 was $12.6 million, compared to $7.6 million for the same period in 2013. The increase was primarily related to interest expense on the $250 million notes issued in August 2013.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a loss on investment in life settlement contracts of $5.1 million for the three months ended June 30, 2014 compared to a gain of $1.1 million for the three months ended June 30, 2013. The loss from life settlement contracts resulted from an increase in premium payments and administrative expenses that exceeded increases in the fair value of the life settlement contracts.

 Provision for Income Tax. Income tax expense for the three months ended June 30, 2014 was $18.0 million, which resulted in an effective tax rate of 15.2%, compared to $27.4 million, which resulted in an effective tax rate of 29.9%, for the three months ended June 30, 2013. The effective rate decreased during the three months ended June 30, 2014 primarily from the reduction of the deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers of approximately of $18.6 million and $4.5 million during the three months ended June 30, 2014 and 2013, respectively. The effect of the $18.6 million and $4.5 million tax benefit reduced our effective tax rate by approximately 14.6% and 5.0% during the three months ended June 30, 2014 and 2013, respectively. Additionally, the decrease in the effective tax rate during the three months ended June 30, 2014 related to having a higher portion of earnings in countries with lower statutory rates than during the three months ended June 30, 2013.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party decreased by $3.1 million for the three months ended June 30, 2014 to $4.0 million compared to $7.1 million for the three months ended June 30, 2013. The decrease resulted primarily from a gain of approximately $8.6 million realized during the three months ended June 30, 2013 resulting from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC's sale of shares in a Rule 144A offering in June 2013, partially offset by an increase in earnings from our share of equity income from NGHC’s results of operations.

Consolidated Results of Operations for the Six Months Ended June 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $1,125.2 million, or 56.7%, to $3,109.8 million from $1,984.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase of $1,125.2 million is attributable to growth in all of our segments. The increase in Small Commercial Business resulted primarily from the assumption of premium through the Cut Through Reinsurance Agreement with Tower, the acquisitions of FNIC, Insco Dico and Sequoia, and increases in the number of policies issued and the average policy size. The largest increases were in the states of California, Florida, New Jersey and New York. The increase in Specialty Risk and Extended Warranty resulted from the acquisitions of Car Care Plan (Holdings) Limited ("CCPH") and AmTrust Lloyd's in 2013. The increase in Specialty Program resulted primarily from growth in existing programs and new programs.

Net Written Premium. Net written premium increased $881.8 million, or 75.2%, to $2,054.0 million from $1,172.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business – $711.5 million, Specialty Risk and Extended Warranty – $126.9 million and Specialty Program – $103.0 million. Net written premium increased for the six months ended June 30, 2014 compared to the same period in 2013 due to the increase in gross written premium in 2014 compared to 2013 and the increase in retention of gross written premium written on programs in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention of gross written premium was 66.0% and 59.1% for the six months ended June 30, 2014 and 2013, respectively. The increase was partially offset by the reduction in premium of $59.6 million as a result of the termination of the Personal Lines Quota Share in 2013.

Net Earned Premium. Net earned premium increased $759.5 million, or 80.4%, to $1,704.0 million from $944.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business – $452.4 million, Specialty Risk and Extended Warranty – $243.8 million and Specialty Program – $112.7 million. The increase in net earned premium resulted from an increase in gross written premium on a twelve-month rolling basis. The increase was partially offset by the reduction in net earned premium of $49.4 million as a result of the termination of the Personal Lines Quota Share in 2013.

Service and Fee Income. Service and fee income increased $41.9 million, or 28.2%, to $190.5 million from $148.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase primarily related to additional incremental fee income of approximately $30 million during the three months ended June 30, 2014 from the acquisitions of AMTCS and CCPH during 2013. We also increased our warranty administration fees by approximately $11 million during the six months ended June 30, 2014 compared to the equivalent period in 2013. Additionally, services provided to NGHC generated higher fees of approximately $3 million during the six months ended June 30, 2014 compared to the same period in 2013, partially offset by a decrease of approximately $2 million related to fees generated by acting as a servicing carrier for workers' compensation assigned risk plans.

Net Investment Income. Net investment income increased $20.4 million, or 50.1%, to $61.1 million from $40.7 million for the six months ended June 30, 2014 and 2013, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the six months ended June 30, 2014 compared to the same period in 2013 as a result of the AmTrust Lloyd's, FNIC, Insco Dico and Sequoia acquisitions made subsequent to January 1, 2013, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $9.3 million and $19.4 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in the realized gains for the six months ended June 30, 2014 compared to the same period in 2013 resulted from lower trading volume during the first quarter of 2014 and the impairment of six securities during the six months ended June 30, 2014 for $3.6 million. We had no impairment of securities during the six months ended June 30, 2013.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $509.4 million, or 80.1%, to $1,145.8 million for the six months ended June 30, 2014 from $636.4 million for the six months ended June 30, 2013. Our loss ratio for the six months ended June 30, 2014 and 2013 was 67.2% and 67.4%, respectively. The loss ratio remained flat period over period as lower ultimate loss selections in our Specialty Risk and Extended Warranty segment's European casualty business in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were offset by having a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $164.4 million, or 71.4%, to $394.7 million for the six months ended June 30, 2014 from $230.2 million for the six months ended June 30, 2013. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the six months ended June 30, 2014 and 2013 was $179.4 million and $131.1 million, respectively. Ceding commission increased period over period as a result of increased premium writings, partially offset by higher retention of gross written premium in 2014, and was consistent period over period as a percentage of earned premium. The expense ratio decreased to 23.2% during the six months ended June 30, 2014 from 24.4% during the six months ended June 30, 2013 and was impacted by our Small Commercial Business and Specialty Risk and Extended Warranty segments. The decrease related primarily to the assumption of premium from the Cut Through Reinsurance Agreement, which had a blended expense ratio of 23%, and the overall expansion of written premium during the six months ended June 30, 2014, utilizing our current workforce.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $95.8 million, or 62.4%, to $249.3 million for the six months ended June 30, 2014 from $153.5 million for the six months ended June 30, 2013. The $95.8 million increase resulted primarily from an increase in earned premium combined with a lower expense ratio period over period, as well as higher net investment income.

Interest Expense. Interest expense for the six months ended June 30, 2014 was $24.1 million compared to $15.0 million for the same period in 2013. The increase was primarily related to interest expense on the $250 million notes issued in August 2013.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a loss on investment in life settlement contracts of $2.3 million for the six months ended June 30, 2014 compared to recognizing an immaterial amount of profit during the six months ended June 30, 2013. The loss from life settlement contracts resulted from an increase in premium payments and administrative expenses that exceeded increases in the fair value of the life settlement contracts.

 Provision for Income Tax. Income tax expense for the six months ended June 30, 2014 was $45.4 million which resulted in an effective tax rate of 19.8% compared to $43.5 million, which resulted in an effective tax rate of 23.0%, for the six months ended June 30, 2013. The effective rate decreased during the six months ended June 30, 2014 primarily from the reduction of the deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers of approximately $18.6 million and $12.0 million that was recognized during the six months ended June 30, 2014 and 2013, respectively. The effect of this $18.6 million and $12.0 million tax benefit reduced the effective rate by approximately 8.1% and 6.3% during the six months ended June 30, 2014 and 2013, respectively.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $13.9 million for the six months ended June 30, 2014 to $22.5 million compared to $8.6 million for the six months ended June 30, 2013. The increase resulted from a gain of approximately $14.7 million realized during the six months ended June 30, 2014 from a decrease in our ownership percentage of NGHC from 15.4% to 13.2% as a result of NGHC's sale of shares in a Rule 144A offering in February 2014, as compared to a realized gain of approximately $8.6 million realized during the three months ended June 30, 2013 from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC’s sale of shares in a Rule 144A offering in June 2013. In addition, our earnings from our share of equity income from NGHC’s results of operations increased period over period.

Small Commercial Business Segment Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$704,627	$389,911	$1,643,554	$765,760

Net written premium	$453,092	$218,553	$1,103,808	$392,293
Change in unearned premium	(66,235)	(30,253)	(336,547)	(77,393)
Net earned premium	386,857	188,300	767,261	314,900

Loss and loss adjustment expense	(258,046)	(124,368)	(513,168)	(208,698)
Acquisition costs and other underwriting expenses	(99,115)	(48,609)	(187,143)	(80,273)
	(357,161)	(172,977)	(700,311)	(288,971)
Underwriting income	$29,696	$15,323	$66,950	$25,929

Key measures:
Net loss ratio	66.7%	66.0%	66.9%	66.3%
Net expense ratio	25.6%	25.8%	24.4%	25.5%
Net combined ratio	92.3%	91.9%	91.3%	91.8%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $314.7 million, or 80.7%, to $704.6 million for the three months ended June 30, 2014 from $389.9 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, we assumed approximately $139 million from the Cut Through Reinsurance Agreement with Tower, that we entered into during the three months ended March 31, 2014. We also had incremental growth in gross written premium of approximately $9 million related to the acquisitions of FNIC, Insco Dico and Sequoia. Additionally, gross written premium increased approximately $177 million from increases in the number of policies issued and the average policy size. The majority of the increase, or $109 million, related to workers' compensation policies, primarily from the states of California, Florida, New Jersey and New York.

Net Written Premium.  Net written premium increased $234.5 million, or 107.3%, to $453.1 million for the three months ended June 30, 2014 from $218.6 million for the three months ended June 30, 2013. The increase resulted from an increase in gross written premium for the three months ended June 30, 2014 compared to the same period in 2013, as well as an increase in the retention of gross written premium period over period. Our retention of gross written premium for the segment was 64.3% and 56.1% for the three months ended June 30, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $198.6 million, or 105.5%, to $386.9 million for the three months ended June 30, 2014 from $188.3 million for the three months ended June 30, 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the three months ended June 30, 2014 compared to the same period in 2013. Additionally, we earned approximately $54 million of the $174 million of unearned premium we assumed during the three months ended March 31, 2014 associated with the Cut Through Reinsurance Agreement with Tower.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $133.8 million, or 107.6%, to $258.0 million for the three months ended June 30, 2014 from $124.4 million for the three months ended June 30, 2013. Our loss ratio for the segment for the three months ended June 30, 2014 increased slightly to 66.7% compared to 66.0% for the three months ended June 30, 2013. The loss ratio increased as the result of having a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $50.5 million, or 103.9%, to $99.1 million for the three months ended June 30, 2014 from $48.6 million for the three months ended June 30, 2013. The expense ratio was 25.6% and 25.8% for the three months ended June 30, 2014 and 2013, respectively. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended June 30, 2014 and 2013 of $43.6 million and $28.3 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio remained consistent period over period.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $14.4 million, or 93.8%, to $29.7 million for the three months ended June 30, 2014 from $15.3 million for the three months ended June 30, 2013. The increase resulted primarily from an increase in the level of earned premium during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, along with a consistent combined ratio period over period.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $877.8 million or 114.6%, to $1,643.6 million for the six months ended June 30, 2014 from $765.8 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we entered into the Cut Through Reinsurance Agreement with Tower, which resulted in our assumption of approximately $407 million of premium for the six months ended June 30, 2014. We also had incremental growth in gross written premium of approximately $64 million in 2014 related to the acquisitions of FNIC, Insco Dico and Sequoia. Additionally, gross written premium increased approximately $387 million from increases in the number of policies issued and the average policy size. The majority of the increase, or $291 million, related to workers' compensation policies, primarily from the states of California, Florida, New Jersey and New York.

Net Written Premium.  Net written premium increased $711.5 million, or 181.4%, to $1,103.8 million for the six months ended June 30, 2014 from $392.3 million for the six months ended June 30, 2013. The increase resulted from an increase in gross written premium for the six months ended June 30, 2014 compared to the same period in 2013, as well as an increase in the retention of gross written premium period over period. Our retention of gross written premium for the segment was 67.2% and 51.2% for the six months ended June 30, 2014 and 2013, respectively.

Net Earned Premium.  Net earned premium increased $452.4 million, or 143.7%, to $767.3 million for the six months ended June 30, 2014 from $314.9 million for the six months ended June 30, 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the six months ended June 30, 2014 compared to the same period in 2013. Additionally, we earned approximately $134 million during the six months ended June 30, 2014 of the $174 million of unearned premium we assumed during the three months ended March 31, 2014 associated with the Cut Through Reinsurance Agreement with Tower.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $304.6 million, or 146.0%, to $513.2 million for the six months ended June 30, 2014 from $208.7 million for the six months ended June 30, 2013. Our loss ratio for the segment for the six months ended June 30, 2014 remained relatively flat at 66.9% compared to 66.3% for the six months ended June 30, 2013. The loss ratios were consistent period over period as we had consistent claim frequency and stable claim severity.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $106.9 million, or 133.2%, to $187.1 million for the six months ended June 30, 2014 from $80.3 million for the six months ended June 30, 2013. The expense ratio was 24.4% and 25.5% for the six months ended June 30, 2014 and 2013, respectively. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the six months ended June 30, 2014 and 2013 of $85.7 million and $52.5 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The decrease in the expense ratio related primarily to the assumption of premium from the Cut Through Reinsurance Agreement, which had a blended expense ratio of 23%, and the overall expansion of written premium during the six months ended June 30, 2014, utilizing our current workforce.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $41.0 million, or 158.2%, to $67.0 million for the six months ended June 30, 2014 from $25.9 million for the six months ended June 30, 2013. The increase resulted primarily from an increase in the level of earned premium during the three months ended June 30, 2014 compared to the six months ended June 30, 2013, along with a consistent combined ratio period over period.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$503,603	$447,885	$950,806	$776,214

Net written premium	$320,540	$290,272	$601,655	$474,714
Change in unearned premium	1,068	(82,122)	(8,532)	(125,410)
Net earned premium	321,608	208,150	593,123	349,304

Loss and loss adjustment expense	(215,814)	(144,050)	(398,934)	(237,021)
Acquisition costs and other underwriting expenses	(63,643)	(43,985)	(116,508)	(75,303)
	(279,457)	(188,035)	(515,442)	(312,324)
Underwriting income	$42,151	$20,115	$77,681	$36,980

Key measures:
Net loss ratio	67.1%	69.2%	67.3%	67.9%
Net expense ratio	19.8%	21.1%	19.6%	21.6%
Net combined ratio	86.9%	90.3%	86.9%	89.4%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $55.7 million, or 12.4%, to $503.6 million for the three months ended June 30, 2014 from $447.9 million for the three months ended June 30, 2013. The segment experienced growth in Europe, which was driven primarily by the acquisition of AmTrust Lloyd's.

Net Written Premium. Net written premium increased $30.3 million, or 10.4%, to $320.5 million for the three months ended June 30, 2014 from $290.3 million for the three months ended June 30, 2013. The increase in net written premium resulted from an increase of gross written premium for the three months ended June 30, 2014 compared to the same period in 2013, partially offset by lower retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 63.6% and 64.8% for the three months ended June 30, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $113.5 million, or 54.5%, to $321.6 million for the three months ended June 30, 2014 from $208.2 million for the three months ended June 30, 2013. As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the three months ended June 30, 2014. The increase related to the assumption of approximately $113 million of unearned premium from the acquisition of AmTrust Lloyd's, which earned at a faster rate than other business in this segment.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $71.8 million, or 49.8%, to $215.8 million for the three months ended June 30, 2014 from $144.1 million for the three months ended June 30, 2013. Our loss ratio for the segment for the three months ended June 30, 2014 decreased to 67.1% from 69.2% for the same period in 2013. The decrease in the loss ratio for the three months ended June 30, 2014 resulted primarily from lower ultimate loss selections in our European casualty business and U.S. business in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $19.7 million, or 44.7%, to $63.6 million for the three months ended June 30, 2014 from $44.0 million for the three months ended June 30, 2013. The expense ratio decreased to 19.8% for the three months ended June 30, 2014 from 21.1% for the three months ended June 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended June 30, 2014 and 2013 of $28.0 million and $23.4 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The decrease in the expense ratio related primarily to the overall expansion of written premium during the three months ended June 30, 2014, utilizing our current workforce, and a decline in policy acquisition costs as a percentage of earned premium.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $22.0 million, or 109.6%, to $42.2 million for the three months ended June 30, 2014 from $20.1 million for the three months ended June 30, 2013. The increase was attributable primarily to an increase in the segment’s net earned premium during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as well as a decrease in the segment's combined ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $174.6 million, or 22.5%, to $950.8 million for the six months ended June 30, 2014 from $776.2 million for the six months ended June 30, 2013. The segment experienced growth primarily in Europe, driven by the acquisitions of AmTrust Lloyd's and CCPH.

Net Written Premium. Net written premium increased $126.9 million, or 26.7%, to $601.7 million for the six months ended June 30, 2014 from $474.7 million for the six months ended June 30, 2013. The increase in net written premium resulted from an increase of gross written premium for the six months ended June 30, 2014 compared to the same period in 2013, as well as a higher retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 63.3% and 61.2% for the six months ended June 30, 2014 and 2013, respectively, as certain new programs written during the six months ended June 30, 2014 are not covered by the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $243.8 million, or 69.8%, to $593.1 million for the six months ended June 30, 2014 from $349.3 million for the six months ended June 30, 2013.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the three months ended June 30, 2014. The increase related to the assumption of approximately $113 million of unearned premium from the acquisition of AmTrust Lloyd's, which earned at a faster rate than other business in this segment.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $161.9 million, or 68.3%, to $398.9 million for the six months ended June 30, 2014 from $237.0 million for the six months ended June 30, 2013. Our loss ratio for the segment for the six months ended June 30, 2014 decreased to 67.3% from 67.9% for the same period in 2013. The decrease in the loss ratio for the six months ended June 30, 2014 resulted primarily from lower ultimate loss selections in our European casualty business and U.S. business in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $41.2 million, or 54.7%, to $116.5 million for the six months ended June 30, 2014 from $75.3 million for the six months ended June 30, 2013. The expense ratio decreased to 19.6% for the six months ended June 30, 2014 from 21.6% for the six months ended June 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the six months ended June 30, 2014 and 2013 of $53.3 million and $41.4 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The decrease in the expense ratio related primarily to the overall expansion of written premium during the six months ended June 30, 2014, utilizing our current workforce, and a decline in policy acquisition costs as a percentage of earned premium.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $40.7 million, or 110.1%, to $77.7 million for the six months ended June 30, 2014 from $37.0 million for the six months ended June 30, 2013. The increase was attributable primarily to an increase in the segment’s net earned premium during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, partially offset by an increase in the segment's loss ratio.

Specialty Program Segment Results of Operations for The Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$235,410	$173,843	$515,476	$382,935

Net written premium	$150,038	$102,197	$348,488	$245,469
Change in unearned premium	13,964	8,479	(13,646)	(23,315)
Net earned premium	164,002	110,676	334,842	222,154

Loss and loss adjustment expense	(111,669)	(75,820)	(227,829)	(151,374)
Acquisition costs and other underwriting expenses	(44,554)	(28,369)	(88,440)	(56,912)
	(156,223)	(104,189)	(316,269)	(208,286)
Underwriting income	$7,779	$6,487	$18,573	$13,868

Key measures:
Net loss ratio	68.1%	68.5%	68.0%	68.1%
Net expense ratio	27.2%	25.6%	26.4%	25.6%
Net combined ratio	95.3%	94.1%	94.5%	93.8%

Specialty Program Segment Results of Operations for Three Months Ended June 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $61.6 million, or 35.4%, to $235.4 million for the three months ended June 30, 2014 from $173.8 million for the same period in 2013. The segment benefited from the addition of new programs and growth in existing programs, which included primarily commercial package policy programs.

Net Written Premium.  Net written premium increased $47.8 million, or 46.8%, to $150.0 million for the three months ended June 30, 2014 from $102.2 million for the same period in 2013. The increase in net written premium resulted from an increase in gross written premium for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and a higher retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 63.7% and 58.8% for the three months ended June 30, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $53.3 million, or 48.2%, to $164.0 million for the three months ended June 30, 2014 from $110.7 million for the same period in 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the three months ended June 30, 2014 compared to the same period in 2013.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $35.8 million, or 47.3%, to $111.7 million for the three months ended June 30, 2014, compared to $75.8 million for the same period in 2013. Our loss ratio for the segment for the three months ended June 30, 2014 was 68.1% compared to 68.5% for the three months ended June 30, 2013. The loss ratio remained consistent period over period as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $16.2 million, or 57.1%, to $44.6 million for the three months ended June 30, 2014 from $28.4 million for the same period in 2013. The expense ratio was 27.2% for the three months ended June 30, 2014 compared to 25.6% for the three months ended June 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended June 30, 2014 and 2013 of $19.6 million and $15.4 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. As a result, the increase in expenses for the segment, which corresponded to increases in earned premium, outpaced the increase in ceding commission and resulted in a higher expense ratio in 2014.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in the combined ratio increased $1.3 million, or 19.9%, to $7.8 million for the three months ended June 30, 2014 from $6.5 million for the same period in 2013. The increase of $1.3 million resulted primarily from an increase in earned premium during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, partially offset by a higher expense ratio.

Specialty Program Segment Results of Operations for Six Months Ended June 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $132.5 million, or 34.6%, to $515.5 million for the six months ended June 30, 2014 from $382.9 million for the same period in 2013. The segment benefited from the addition of new programs and growth in existing programs, which included primarily commercial package policy programs.

Net Written Premium.  Net written premium increased $103.0 million, or 42.0%, to $348.5 million for the six months ended June 30, 2014 from $245.5 million for the same period in 2013. The increase in net written premium resulted from an increase in gross written premium for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and a higher retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 67.6% and 64.1% for the six months ended June 30, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $112.7 million, or 50.7%, to $334.8 million for the six months ended June 30, 2014 from $222.2 million for the same period in 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the six months ended June 30, 2014 compared to the same period in 2013. The percentage increase in earned premium in 2014 also was positively impacted by the segment's retention of gross written premium of 81% during the third quarter of 2013, which was the segment's highest historical quarterly retention rate due to certain new programs written in 2013 that are not covered by the Maiden Quota Share.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $76.5 million, or 50.5%, to $227.8 million for the six months ended June 30, 2014, compared to $151.4 million for the same period in 2013. Our loss ratio for the segment for the six months ended June 30, 2014 was 68.0% compared to 68.1% for the six months ended June 30, 2013. The loss ratio remained consistent period over period as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $31.5 million, or 55.4%, to $88.4 million for the six months ended June 30, 2014 from $56.9 million for the same period in 2013. The expense ratio was 26.4% for the six months ended June 30, 2014 and compared to 25.6% for the six months ended June 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended June 30, 2014 and 2013 of $40.5 million and $37.2 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. As a result, the increase in expenses for the segment, which corresponded to increases in earned premium, outpaced the increase in ceding commission, causing the segment's expense ratio to increase.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $4.7 million, or 33.9%, to $18.6 million for the six months ended June 30, 2014 from $13.9 million for the same period in 2013. The increase of $4.7 million resulted primarily from an increase in earned premium during the three months ended June 30, 2014 compared to the six months ended June 30, 2013, partially offset by a higher expense ratio.

Personal Lines Reinsurance - Run off Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$—	$28,975	$—	$59,627

Net written premium	$—	$28,975	$—	$59,627
Change in unearned premium	2,470	438	8,762	(1,452)
Net earned premium	2,470	29,413	8,762	58,175

Loss and loss adjustment expense	(1,704)	(19,872)	(5,872)	(39,273)
Acquisition costs and other underwriting expenses	(748)	(8,983)	(2,578)	(17,743)
	(2,452)	(28,855)	(8,450)	(57,016)
Underwriting income	$18	$558	$312	$1,159

Key measures:
Net loss ratio	69.0%	67.6%	67.0%	67.5%
Net expense ratio	30.3%	30.5%	29.4%	30.5%
Net combined ratio	99.3%	98.1%	96.4%	95.0%

Personal Lines Reinsurance - Run off Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

On August 1, 2013, we received notice from Integon National Insurance Company (“Integon”), a wholly-owned subsidiary of NGHC, that Integon was terminating, effective August 1, 2013, our participation in the Personal Lines Quota Share. The termination is on a run-off basis, meaning we will continue to receive net premiums and assume related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we are not presenting the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. The overall results of the Personal Lines Reinsurance segment were immaterial for all periods presented.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $684 million and $437 million in the six months ended June 30, 2014 and 2013, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
(Amounts in Thousands)	2014	2013
Cash and cash equivalents provided by (used in):
Operating activities	$657,681	$487,698
Investing activities	(592,527)	(529,821)
Financing activities	(331,343)	80,242

Net cash provided by operating activities for the six months ended June 30, 2014 increased compared to cash provided by operating activities in the six months ended June 30, 2013. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2014 compared to 2013.

Net cash used in investing activities was approximately $593 million during the six months ended June 30, 2014 and consisted primarily of approximately $427 million for the net purchase of fixed maturity and equity securities, approximately $81 million for restricted cash, approximately $73 million for acquisitions, approximately $25 million for the acquisition of life settlement contracts and approximately $23 million for capital expenditures, partially offset by the net proceeds of approximately $20 million received from the sale of a subsidiary and approximately $14 million from the net sales of other investments. Net cash used in investing activities was $530 million for the six months ended June 30, 2013 and consisted primarily of approximately $351 million for the net purchase of fixed maturity and equity securities, approximately $85 million for restricted cash, approximately $75 million for acquisitions, and approximately $23 million for capital expenditures.

Net cash used in financing activities was approximately $331 million for the six months ended June 30, 2014 compared to approximately $80 million during the six months ended June 30, 2013. In 2014, we settled approximately $293 million of repurchase agreements, paid approximately $29 million of dividends, paid approximately $11 million for share repurchases and paid off $10 million of notes obtained in the Insco Dico acquisition, partially offset by approximately $11 million received from non-controlling interest capital contributions. During the six months ended June 30, 2013, cash provided by financing activities was approximately $80 million and consisted primarily of $111 million of net proceeds from a preferred share offering and approximately $6 million from non-controlling interest capital contributions to certain subsidiaries, offset by payments of approximately $10 million of dividends and approximately $30 million to settle repurchase agreements.

Other Material Changes in Financial Position

(Amounts in thousands)	June 30, 2014	December 31, 2013
Assets:
Fixed maturities, available for sale	$4,040,484	$3,100,936
Cash and cash equivalents	569,109	830,022
Liabilities:
Loss and loss expense reserve	$5,078,284	$4,368,234
Unearned premium	3,317,438	2,680,982
Securities sold under agreements to repurchase, at contract value	—	293,222

The increase in fixed maturities, available for sale from December 31, 2013 to June 30, 2014 related to certain assets and liabilities assumed from the acquisition of Insco Dico as well as the increase in purchases of fixed maturities with excess cash on hand. The decrease in cash relates to increasing our fixed security investment portfolio and paying down repurchase agreements during the six months ended June 30, 2014. The increase in loss and loss expense reserve and unearned premium related to an increase in gross written premium during the six months ended June 30, 2014 compared to 2013, the assumption of unearned premium associated with the Tower Cut-Through Reinsurance Agreement and the acquisition of Insco Dico. The decrease in securities sold under agreements to repurchase at contract value was due to a determination by management to use some of our excess cash to reduce the amount of securities subject to repurchase agreements.

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

Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. We paid approximately $1.9 million and $3.9 million in preferred dividends during the three and six months ended June 30, 2014, respectively.

Revolving Credit Agreement

We have a $200 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents and the various lending institutions party thereto. The credit facility, which matures in 2016, is a revolving credit facility with a letter of credit sublimit of $100 million and an expansion feature not to exceed $100 million, which, if utilized would increase our credit limit to $300 million. Fees associated with the Credit Agreement were approximately $1.0 million. The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We are in compliance with all covenants as of June 30, 2014.

As of June 30, 2014, we had no outstanding borrowings under the Credit Agreement. As of June 30, 2014, we had outstanding letters of credit in place under the Credit Agreement for $89.0 million, which reduced the availability for letters of credit to $11.0 million and the availability under the facility to $111.0 million.

Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent or (c) the adjusted LIBO rate for a one month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. The interest rate on our credit facility as of June 30, 2014 was 1.50%. We recorded total interest expense of approximately $0.8 million and $1.2 million for six months ended June 30, 2014 and 2013, respectively, under the Credit Agreement.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and was 1.50% at June 30, 2014), a letter of credit fronting fee with respect to each letter of credit of 0.125% and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio and was 0.25% at June 30, 2014).

Convertible Senior Notes

We have outstanding $200 million aggregate principal amount of convertible senior notes due 2021 (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only upon satisfaction of certain conditions, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at June 30, 2014 is equal to 38.5985 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $25.91 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Convertible Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock.

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

We separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the Convertible Notes' effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Convertible Notes was $7.3 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively.

6.125% Notes due 2023

In August 2013, we issued $250 million aggregate principal amount of our 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by us. Fees associated with the Notes were approximately $2.7 million. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of June 30, 2014, the consolidated leverage ratio was less than 30%. It is an event of default if we have a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of our subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including our Convertible Notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $7.8 million for the three and six months ended June 30, 2014, respectively.

Secured Loan Agreement

We, through a wholly-owned subsidiary, have a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million through February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.2 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively, related to this agreement. The loan is secured by the aircraft.

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

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities that we invest or hold in short term or fixed income securities. As of June 30, 2014, we had no repurchase agreements outstanding, but at various times during the six months ended June 30, 2014 and 2013, we did have outstanding repurchase agreements. Interest expense associated with these repurchase agreements, which was recorded as a component of investment income, was $0.3 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of June 30, 2014 and December 31, 2013.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of our obligations to our U.S. subsidiaries.  The amount of this collateral as of June 30, 2014 was approximately $1,337.6 million.  Maiden retains ownership of the collateral in the trust account.

ING Letter of Credit Agreement

On November 26, 2013, in connection with our acquisition of AmTrust Lloyd's, we entered into a four-year, £200 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The credit facility, which matures on December 31, 2017, is a letter of credit facility that is used to support our capacity at Lloyd’s as a member of Syndicates 2526, 1206 and 44 for the 2014 underwriting year of account, as well as prior open years of account. As of June 30, 2014, we had outstanding letters of credit of £193.2 million (or $328.1 million) in place under this credit facility, which reduced the total availability under the facility to £6.8 million (or $11.6 million). The Company recorded total interest expense of approximately $1.3 million during the three and six months ended June 30, 2014 related to this credit facility.

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is $75.0 million, of which $48.5 million was utilized as of June 30, 2014. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

We, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $20.7 million as of June 30, 2014.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents but excluding life settlement contracts, other investments and equity investments, increased $485 million, or 10.9%, to $5.0 billion for the six months ended June 30, 2014 from $4.5 billion as of December 31, 2013. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the six months ended June 30, 2014 compared to December 31, 2013 was attributable to the acquisition of Insco Dico and utilizing cash from higher gross written premium. Our fixed maturity securities, gross, had a fair value of $4.0 billion and an amortized cost of $3.9 billion as of June 30, 2014. Our equity securities are reported at fair value and totaled $90.5 million with a cost of $86.4 million as of June 30, 2014. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	June 30, 2014		December 31, 2013
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$750,176	15.1%	$930,461	20.8%
Time and short-term deposits	76,324	1.5	114,202	2.6
U.S. treasury securities	66,470	1.3	159,260	3.6
U.S. government agencies	25,692	0.5	10,489	0.2
Municipals	525,239	10.6	446,183	10.0
Foreign government	151,035	3.0	160,105	3.6
Commercial mortgage back securities	39,659	0.8	28,566	0.6
Residential mortgage backed securities:
Agency backed	830,135	16.7	685,740	15.3
Non-agency backed	13,524	0.3	6,749	0.2
Asset-backed securities	2,430	—	6,120	0.1
Corporate bonds	2,386,300	48.4	1,909,242	42.7
Preferred stocks	4,737	0.1	1,506	—
Common stocks	85,790	1.7	13,642	0.3
	$4,957,511	100.0%	$4,472,265	100.0%
Less: Securities pledged	—		311,518
	$4,957,511		$4,160,747

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2014 and December 31, 2013, as rated by Standard and Poor’s.

	June 30, 2014	December 31, 2013
U.S. Treasury	1.6%	4.7%
AAA	9.6	11.6
AA	38.2	34.8
A	26.8	23.8
BBB, BBB+, BBB-	21.8	23.3
BB, BB+, BB-	1.8	1.5
B, B+, B-	0.2	0.2
Other	—	0.1
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.32	3.3	1.80	4.0
U.S. government agencies	2.28	3.3	3.16	2.0
Foreign government	1.44	4.0	1.91	4.0
Corporate bonds	3.43	5.4	3.36	5.3
Municipals	3.40	6.3	3.72	7.3
Mortgage and asset backed	3.45	5.0	3.41	5.1

As of June 30, 2014, the weighted average duration of our fixed income securities was 5.3 years and had a yield of 3.32%.

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

The impairment charges of our fixed and equity securities for the six months ended June 30, 2014 and 2013 are presented in the table below:

(Amounts in Thousands)	2014	2013
Equity securities	$2,291	$—
Fixed maturity securities	1,248	—
	$3,539	$—

Additionally, we had gross unrealized losses of $29.0 million related to fixed maturity securities and $2.6 million related to marketable equity securities during the six months ended June 30, 2014.

As of June 30, 2014, we own 1,396 corporate bonds in the industrial, bank and financial and other sectors, which account for approximately 30%, 26% and 2%, respectively, and 59% in the aggregate of the total fair value of our fixed maturity securities, and 20%, 27% and 2%, respectively, and 49% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $2.6 million as of June 30, 2014 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities including securities pledged (excluding $76.3 million of time and short-term deposits) with a fair value of $4.0 billion and carrying value of $3.9 billion as of June 30, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of June 30, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$3,640,435	$(400,049)	(23.4)%
100 basis point increase	3,834,091	(206,393)	(12.1)%
No change	4,040,484	—	—
100 basis point decrease	4,257,148	216,664	12.7%
200 basis point decrease	4,488,933	448,449	26.2%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $729.2 million of debt instruments of which $554.7 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. ("MIC"). While the functional currencies of AIU, AEL and MIC are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $55.6 million after tax realized currency loss based on our outstanding foreign denominated reserves of $1,710.7 million at June 30, 2014.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2014, the equity securities in our investment portfolio had a fair value of $90.5 million, representing approximately less than 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2014.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$95,053	$4,526	0.3%
No change	90,527	—
5% decrease	86,001	(4,526)	(0.3)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at their fair value and as of June 30, 2014 was $24.3 million for equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our board of directors approved a $150 million share repurchase program. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. During the three months ended June 30, 2014, we repurchased 266,886 shares pursuant to the authorized plan from December 2013.

The following table summarizes the Company’s stock repurchases for the three-month period ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
April 1 - 30, 2014	—	$—	—	$150,000,000
May 1 - 31, 2014	—	—	—	150,000,000
June 1 - 30, 2014	266,886	41.08	266,886	139,036,706
Total	266,886	$41.08	266,886	$139,036,706

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Certificate of Designations of 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

4.1
Form of stock certificate evidencing 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

4.2
Deposit Agreement, dated July 1, 2014, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

4.3	Form of depositary receipt (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

10.1	Commercial Lines Master Agreement, dated as of April 8, 2014, by and between the Company and ACP Re, Ltd.

10.2
Waiver and Amendment No. 3, dated April 30, 2014, to the Credit Agreement, dated August 10, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 5, 2014).

10.3	Amended and Restated Commercial Lines Master Agreement, dated as of July 23, 2014, by and between the Company and ACP Re, Ltd.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2014.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2014.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2014.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2014.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	August 11, 2014	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer