Form 10-Q
period 2014-09-30
Amtrust Financial Services, Inc.
filed 2014-11-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Yes      ☐ No      ☒

As of November 3, 2014, the Registrant had one class of Common Stock ($.01 par value), of which 74,815,409 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(In Thousands, Except Par Value)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $4,110,606; $3,107,043)	$4,220,364	$3,100,936
Equity securities, available-for-sale, at market value (cost $85,188; $16,010)	86,449	15,148
Equity securities, trading, at market value (cost $21,661; $0)	22,049	—
Short-term investments	51,373	114,202
Equity investment in unconsolidated subsidiaries – related party	118,207	89,756
Other investments	16,442	25,749
Securities pledged (amortized cost of $0; $316,576)	—	311,518
Total investments	4,514,884	3,657,309
Cash and cash equivalents	546,241	830,022
Restricted cash and cash equivalents	172,499	100,439
Accrued interest and dividends	31,146	27,800
Premiums receivable, net	1,828,139	1,593,975
Reinsurance recoverable (related party $1,418,259; $1,144,168)	2,283,765	1,929,848
Prepaid reinsurance premium (related party $876,980; $739,719)	1,259,707	1,011,304
Other assets (related party $125,365, $0; recorded at fair value $283,200; $233,024)	1,076,833	890,333
Deferred policy acquisition costs	631,684	468,404
Property and equipment, net	150,873	104,299
Goodwill	400,338	373,591
Intangible assets	324,198	291,802
	$13,220,307	$11,279,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$5,298,819	$4,368,234
Unearned premiums	3,416,453	2,680,982
Ceded reinsurance premiums payable (related party $371,681; $393,941)	640,420	635,588
Reinsurance payable on paid losses	15,541	18,818
Funds held under reinsurance treaties	22,068	27,574
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	18,737	—
Securities sold under agreements to repurchase, at contract value	—	293,222
Accrued expenses and other current liabilities (recorded at fair value $13,417; $14,999)	698,318	672,575
Deferred income taxes	205,320	274,519
Debt	592,293	560,174
Total liabilities	11,075,944	9,699,661
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,206 and 98,122 issued in 2014 and 2013, respectively; 74,886 and 74,765 outstanding in 2014 and 2013, respectively	980	980
Preferred stock, $.01 par value; 10,000 shares authorized, 4,785 and 4,600 issued and outstanding in 2014 and 2013, respectively	300,000	115,000
Additional paid-in capital	1,031,340	1,033,084
Treasury stock at cost; 23,320 and 23,357 shares in 2014 and 2013, respectively	(315,178)	(284,891)
Accumulated other comprehensive income (loss)	69,484	(8,164)
Retained earnings	902,564	584,996
Total AmTrust Financial Services, Inc. equity	1,989,190	1,441,005
Non-controlling interest	154,573	137,860
Total stockholders’ equity	2,143,763	1,578,865
	$13,220,307	$11,279,126

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premium income:
Net written premium	$1,004,196	$728,796	$3,058,147	$1,900,899
Change in unearned premium	(89,783)	(114,901)	(439,746)	(342,471)
Net earned premium	914,413	613,895	2,618,401	1,558,428
Service and fee income (related parties – three months $14,737; $11,715 and nine months $42,055; $36,636)	117,583	89,981	308,083	238,596
Net investment income	34,552	23,290	95,673	64,019
Net realized and unrealized gain on investments	5,086	1,112	14,431	20,463
Total revenues	1,071,634	728,278	3,036,588	1,881,506
Expenses:
Loss and loss adjustment expense	609,352	410,579	1,755,155	1,046,945
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $109,540; $68,219 and nine months $288,891; $199,334)	225,512	137,186	620,181	367,417
Other	103,493	90,195	278,672	223,332
Total expenses	938,357	637,960	2,654,008	1,637,694
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	133,277	90,318	382,580	243,812
Other income (expense):
Interest expense, net of interest income - related party - three months $365; $0 and nine months $365; $0)	(11,801)	(9,120)	(35,885)	(24,089)
(Loss) gain on investment in life settlement contracts net of profit commission	(2,910)	76	(5,180)	80
Foreign currency gain	26,594	368	25,826	2,423
Acquisition gain on purchase	—	—	—	48,715
Gain on sale of subsidiary	—	—	6,631	—
Total other income (expense)	11,883	(8,676)	(8,608)	27,129
Income before income taxes and equity in earnings of unconsolidated subsidiaries	145,160	81,642	373,972	270,941
(Benefit) provision for income taxes	(7,664)	23,880	37,746	67,391
Income before equity in earnings of unconsolidated subsidiaries	152,824	57,762	336,226	203,550
Equity in earnings of unconsolidated subsidiary – related party	4,332	1,927	26,847	10,537
Net income	$157,156	$59,689	$363,073	$214,087
Net loss attributable to non-controlling interest of subsidiaries	2,939	597	7,029	1,474
Net income attributable to AmTrust Financial Services, Inc.	$160,095	$60,286	$370,102	$215,561
Dividends on preference stock	(3,505)	(2,048)	(7,387)	(2,048)
Net income attributable to AmTrust common shareholders	$156,590	$58,238	$362,715	$213,513
Earnings per common share:
Basic earnings per share	$2.09	$0.78	$4.84	$2.88
Diluted earnings per share	$1.97	$0.74	$4.57	$2.75
Dividends declared per common share	$0.20	$0.14	$0.60	$0.42
Net realized gain on investments:
Total other-than-temporary impairment loss	$(464)	$—	$(4,003)	$—
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(464)	—	(4,003)	—
Other net realized gain on investments	5,550	1,112	18,434	20,463
Net realized investment gain	$5,086	$1,112	$14,431	$20,463
See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$157,156	$59,689	$363,073	$214,087
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(13,092)	10,826	(5,289)	(4,739)
Change in fair value of interest rate swap	347	(74)	581	862
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	(1,725)	7,290	85,726	(72,193)
Reclassification adjustment for gains (losses) included in net income	(1,574)	578	(3,370)	3,839
Other comprehensive income (loss), net of tax	$(16,044)	$18,620	$77,648	$(72,231)
Comprehensive income	141,112	78,309	440,721	141,856
Less: Comprehensive income (loss) attributable to non-controlling interest	(2,939)	(597)	(7,029)	(1,474)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$144,051	$78,906	$447,750	$143,330

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$363,073	$214,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,085	35,985
Net amortization of bond premium or discount	13,059	14,002
Equity earnings on investment in unconsolidated subsidiaries	(26,847)	(10,537)
Loss (gain) on investment in life settlement contracts, net	5,180	(80)
Realized gain on marketable securities	(18,046)	(20,463)
Non-cash write-down of marketable securities	4,003	—
Discount on notes payable	2,425	2,226
Stock based compensation	13,911	7,920
Bad debt expense	22,459	17,286
Foreign currency gain	(25,826)	(2,423)
Gain on acquisition or sale	(6,631)	(48,715)
Dividend received from equity investment	—	12,203
Changes in assets - (increase) decrease:
Premiums and note receivables	(259,697)	(115,370)
Reinsurance recoverable	(352,731)	(478,253)
Deferred policy acquisition costs, net	(184,997)	(108,243)
Prepaid reinsurance premiums	(248,403)	(202,270)
Other assets	(37,931)	(168,297)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	5,655	(97,420)
Loss and loss expense reserve	910,360	924,679
Unearned premiums	710,590	544,781
Funds held under reinsurance treaties	1,019	(3,570)
Accrued expenses and other current liabilities	35,511	86,009
Deferred tax liability	(73,654)	(25,011)
Net cash provided by operating activities	897,567	578,526
Cash flows from investing activities:
Net purchases of securities with fixed maturities, available-for-sale	(619,152)	(695,935)
Net (purchases) sales of equity securities, available-for-sale	(56,448)	15,491
Net purchases of equity securities, trading	(4,183)	—
Net sales (purchases) of other investments	11,709	(3,409)
Acquisition of life settlement contracts	(25,419)	(11,906)
Receipt of life settlement contract proceeds	5,027	9,054
Loan to ACP Re	(125,000)	—
Acquisition of subsidiaries, net of cash obtained	(75,914)	(74,859)
Sale of subsidiary, net of cash for subsidiary	20,059	—
Increase in restricted cash and cash equivalents	(72,060)	(33,375)
Purchase of property and equipment	(64,742)	(29,311)
Net cash used in investing activities	(1,006,123)	(824,250)
Cash flows from financing activities:
Common share (purchase) issuance	(44,564)	472

Preferred share issuance, net	178,641	111,130
Repurchase agreements, net	(293,222)	(30,605)
Senior notes proceeds	—	250,000
Secured loan proceeds	30,500	—
Secured loan agreements payments	(806)	(1,037)
Promissory notes payments	(10,695)	—
Financing fees	(967)	(2,740)
Non-controlling interest capital contribution to consolidated subsidiaries	16,877	16,108
Stock option exercise and other	4,981	5,429
Dividends distributed on common stock	(40,705)	(29,337)
Dividends distributed on preference stock	(7,387)	(2,048)
Net cash (used in) provided by financing activities	(167,347)	317,372
Effect of exchange rate changes on cash	(7,878)	(217)
Net increase in cash and cash equivalents	(283,781)	71,431
Cash and cash equivalents, beginning of the period	830,022	414,370
Cash and cash equivalents, end of the period	$546,241	$485,801
Supplemental Cash Flow Information
Income tax payments	$42,624	$26,634
Interest payments on debt	$29,129	$13,056

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company identified and corrected an error in which the Company previously reported ceding commission as a component of revenue and now presents ceding commission earned as a reduction of acquisition costs and other underwriting expenses. In addition, the Company identified and corrected an error in which the Company historically recorded reductions in its Luxembourg tax liability as a reduction of policy acquisition expense and now records such reductions as a reduction of its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company assessed the materiality of these errors in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, and ASC Topic 250-10-S99-1, Assessing Materiality, and determined that both errors were immaterial to the consolidated financial statements taken as a whole. The Company revised its consolidated statements of income, as well as related footnotes, for the year ended December 31, 2013 and will reflect these corrections in all future filings that contain such consolidated financial statements. The effect of correcting the immaterial error related to ceding commission on the presentation of the comparative condensed consolidated statements of income for the three months and nine months ended September 30, 2013 was a decrease to total revenues and an increase to acquisition costs and other underwriting expenses of $68,219 and $199,334, respectively. The effect of correcting the immaterial error related to reductions in the Company’s Luxembourg tax liability on the presentation of the comparative condensed consolidated statements of income for the three months and nine months ended September 30, 2013 was an increase to policy acquisition expenses and a decrease to income tax expense of $8,801 and $20,768, respectively (which reduced the Company’s effective tax rate by approximately 6.9% and 7.7%, respectively). There was no impact to net income or liquidity as a result of these immaterial errors.

As a result, the Company changed its accounting policy for ceding commission on reinsurance transactions during the three months ended June 30, 2014, which is stated herein below:

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

During the three months ended September 30, 2014, the Company reclassified approximately $16,728 of its equity securities from available-for-sale securities, carried at estimated fair market value, to trading securities. Equity securities classified as trading securities are generally held for resale in anticipation of short-term market movements. Trading securities are stated at estimated fair market value. Gains and losses, both realized and unrealized, are included in the net realized gain or loss on investment on the Condensed Consolidated Statements of Income.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance, to the Company.

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

(a) Available-for-Sale Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of available-for-sale securities as of September 30, 2014 and December 31, 2013, are presented in the table below:

(Amounts in Thousands) As of September 30, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$4,500	$251	$(26)	$4,725
Common stock	80,688	1,760	(724)	81,724
U.S. treasury securities	48,484	1,308	(161)	49,631
U.S. government agencies	16,439	555	(9)	16,985
Municipal bonds	475,133	12,270	(3,887)	483,516
Foreign government	104,075	5,421	(147)	109,349
Corporate bonds:
Finance	1,198,838	67,308	(5,005)	1,261,141
Industrial	1,109,706	34,718	(11,922)	1,132,502
Utilities	103,038	2,546	(1,285)	104,299
Commercial mortgage backed securities	46,779	1,120	(210)	47,689
Residential mortgage backed securities:
Agency backed	993,656	14,440	(7,068)	1,001,028
Non-agency backed	13,031	148	(381)	12,798
Asset-backed securities	1,427	1	(2)	1,426
	$4,195,794	$141,846	$(30,827)	$4,306,813

(Amounts in Thousands) As of December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Preferred stock	$1,498	$82	$(74)	$1,506
Common stock	14,512	1,156	(2,026)	13,642
U.S. treasury securities	158,915	1,196	(851)	159,260
U.S. government agencies	10,466	107	(84)	10,489
Municipal bonds	461,325	4,781	(19,923)	446,183
Foreign government	160,459	971	(1,325)	160,105
Corporate bonds:
Finance	1,057,542	41,027	(13,970)	1,084,599
Industrial	768,161	7,695	(21,439)	754,417
Utilities	70,924	1,310	(2,008)	70,226
Commercial mortgage backed securities	28,970	—	(404)	28,566
Residential mortgage backed securities:
Agency backed	694,001	5,657	(13,918)	685,740
Non-agency backed	6,737	19	(7)	6,749
Asset backed securities	6,119	4	(3)	6,120
	$3,439,629	$64,005	$(76,032)	$3,427,602
Less: Securities pledged	316,576	506	(5,564)	311,518
	$3,123,053	$63,499	$(70,468)	$3,116,084

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2014, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada, Europe, and Israel.

Proceeds from the sale of investments in available-for-sale securities during the nine months ended September 30, 2014 and 2013 were approximately $1,568,126 and $976,396, respectively.

A summary of the Company’s available-for-sale fixed securities as of September 30, 2014 and December 31, 2013, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$110,336	$110,161	$128,128	$128,214
Due after one through five years	643,905	667,327	592,703	603,942
Due after five through ten years	1,988,673	2,064,616	1,632,115	1,631,751
Due after ten years	312,799	315,320	334,846	321,372
Mortgage and asset backed securities	1,054,893	1,062,940	735,827	727,175
Total fixed maturities	$4,110,606	$4,220,364	$3,423,619	$3,412,454

Other-than-temporary impairment ("OTTI") charges of our fixed-maturities and equity securities for the three and nine months ended September 30, 2014 and 2013 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Equity securities recognized in earnings	$—	$—	$2,291	$—
Fixed-maturity securities recognized in earnings	464	—	1,712	—
	$464	$—	$4,003	$—

The table below summarizes the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of September 30, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of September 30, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$14,412	$(567)	26	$315	$(183)	2	$14,727	$(750)
U.S. treasury securities	30,753	(120)	35	2,046	(41)	5	32,799	(161)
U.S. government agencies	—	—	—	1,369	(9)	6	1,369	(9)
Municipal bonds	46,652	(1,029)	68	89,680	(2,858)	109	136,332	(3,887)
Foreign government	13,351	(147)	11	—	—	—	13,351	(147)
Corporate bonds:
Finance	204,075	(3,997)	184	63,182	(1,008)	15	267,257	(5,005)
Industrial	232,809	(10,407)	209	49,044	(1,515)	34	281,853	(11,922)
Utilities	20,348	(1,274)	20	377	(11)	2	20,725	(1,285)
Commercial mortgage backed securities	14	—	2	5,155	(210)	8	5,169	(210)
Residential mortgage backed securities:
Agency backed	172,828	(3,972)	35	122,718	(3,096)	42	295,546	(7,068)
Non-agency backed	5,190	(380)	3	30	(1)	2	5,220	(381)
Asset-backed securities	661	(1)	3	631	(1)	3	1,292	(2)
Total temporarily impaired securities	$741,093	$(21,894)	596	$334,547	$(8,933)	228	$1,075,640	$(30,827)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,875	$(2,100)	51	$—	$—	—	$4,875	$(2,100)
U.S. treasury securities	52,757	(851)	18	—	—	—	52,757	(851)
U.S. government agencies	4,135	(84)	11	—	—	—	4,135	(84)
Municipal bonds	254,219	(17,986)	302	24,169	(1,937)	9	278,388	(19,923)
Foreign government	68,102	(1,324)	16	999	(1)	1	69,101	(1,325)
Corporate bonds:
Finance	500,564	(13,402)	182	58,923	(568)	9	559,487	(13,970)
Industrial	500,366	(21,203)	263	3,383	(236)	2	503,749	(21,439)
Utilities	45,663	(2,008)	21	—	—	—	45,663	(2,008)
Commercial mortgage backed securities	28,552	(404)	18	—	—	—	28,552	(404)
Residential mortgage backed securities:
Agency backed	492,740	(13,918)	120	—	—	—	492,740	(13,918)
Non-agency backed	205	(5)	6	23	(2)	1	228	(7)
Asset-backed securities	1,463	(3)	4	—	—	—	1,463	(3)
Total temporarily impaired securities	$1,953,641	$(73,288)	1,012	$87,497	$(2,744)	22	$2,041,138	$(76,032)

There are 824 and 1,034 securities at September 30, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(b) Trading Securities

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of September 30, 2014 are presented in the table below:

(Amounts in Thousands) As of September 30, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$21,661	$716	$(328)	$22,049

Proceeds from the sale of investments in trading securities during the nine months ended September 30, 2014 was approximately $9,520. As of December 31, 2013, the Company did not have any securities classified as trading securities.

(c) Investment Income

Net investment income for the three and nine months ended September 30, 2014 and 2013 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Fixed maturities, available-for-sale	$34,112	$21,766	$92,852	$57,354
Equity securities, available-for-sale	249	1,086	550	5,375
Equity securities, trading	77	—	77	—
Cash and short term investments	854	782	4,278	2,530
	35,292	23,634	97,757	65,259
Less:
Investment expenses and interest expense on securities sold under agreement to repurchase	(740)	(344)	(2,084)	(1,240)
	$34,552	$23,290	$95,673	$64,019

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of September 30, 2014 and December 31, 2013, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $2,160 and $3,054, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of September 30, 2014:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of our restricted assets as of September 30, 2014 and December 31, 2013 are as follows:

(Amounts in Thousands)	2014	2013
Restricted cash	$172,499	$100,439
Restricted investments	775,115	978,910
Total restricted cash and investments	$947,614	$1,079,349

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2014 was $18,737, which consisted primarily of equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2014. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations. The Company did not have any securities sold but not yet purchased as of December 31, 2013.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of September 30, 2014, the Company had no repurchase agreements outstanding. Interest expense associated with these repurchase agreements, which was recorded as a component of investment income, was $2 and $275 for the three and nine months ended September 30, 2014, respectively, and $197 and $688 for the three and nine months ended September 30, 2013, respectively, for repurchase agreements outstanding during these periods.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2014 and December 31, 2013:

(Amounts in Thousands) As of September 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$49,631	$49,631	$—	$—
U.S. government agencies	16,985	—	16,985	—
Municipal bonds	483,516	—	483,516	—
Foreign government	109,349	—	109,349	—
Corporate bonds and other bonds:
Finance	1,261,141	—	1,261,141	—
Industrial	1,132,502	—	1,132,502	—
Utilities	104,299	—	104,299	—
Commercial mortgage backed securities	47,689	—	47,689	—
Residential mortgage backed securities:
Agency backed	1,001,028	—	1,001,028	—
Non-agency backed	12,798	—	12,798	—
Asset-backed securities	1,426	—	1,426	—
Equity securities, available-for-sale	86,449	33,013	53,436	—
Equity securities, trading	22,049	22,049	—	—
Short term investments	51,373	51,373	—	—
Other investments	16,442	—	—	16,442
Life settlement contracts	283,200	—	—	283,200
	$4,679,877	$156,066	$4,224,169	$299,642
Liabilities:
Equity securities sold but not yet purchased, market	$18,737	$18,737	$—	$—
Life settlement contract profit commission	11,257	—	—	11,257
Derivatives	2,160	—	2,160	—
	$32,154	$18,737	$2,160	$11,257

(Amounts in Thousands) As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$110,345	$110,345	$—	$—
U.S. government agencies	10,489	—	10,489	—
Municipal bonds	446,183	—	446,183	—
Foreign government	160,105	—	160,105	—
Corporate bonds and other bonds:
Finance	1,084,599	—	1,084,599	—
Industrial	754,417	—	754,417	—
Utilities	70,226	—	70,226	—
Commercial mortgage backed securities	28,566	—	28,566	—
Residential mortgage backed securities:
Agency backed	423,137	—	423,137	—
Non-agency backed	6,749	—	6,749	—
Asset-backed securities	6,120	—	6,120	—
Equity securities	15,148	15,148	—	—
Short term investments	114,202	114,202	—	—
Other investments	25,749	—	—	25,749
Securities held as collateral	311,518	48,915	262,603	—
Life settlement contracts	233,024	—	—	233,024
	$3,800,577	$288,610	$3,253,194	$258,773
Liabilities:
Securities sold under agreements to repurchase, at carrying value	$293,222	$—	$293,222	$—
Life settlement contract profit commission	11,945	—	—	11,945
Derivatives	3,054	—	3,054	—
	$308,221	$—	$296,276	$11,945

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

•
Level 2 – Valuations of financial assets and liabilities are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets obtained from third party pricing services or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. The fair value of securities in this category are determined by management after reviewing market prices obtained from independent pricing services and brokers.

Examples of instruments utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed bonds; asset-backed securities, listed derivatives that are not actively traded and equity securities that are not publicly traded.

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2014 and 2013:

(Amounts in Thousands)	Balance as of June 30, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2014
Other investments	$14,095	$—	$—	$2,828	$(481)	$—	$16,442
Life settlement contracts	276,199	7,001	—	—	—	—	283,200
Life settlement contract profit commission	(12,529)	1,272	—	—	—	—	(11,257)
Total	$277,765	$8,273	$—	$2,828	$(481)	$—	$288,385

(Amounts in Thousands)	Balance as of December 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2014
Other investments	$25,749	$2,402	$—	$6,145	$(17,854)	$—	$16,442
Life settlement contracts	233,024	29,784	—	25,419	(5,027)	—	283,200
Life settlement contract profit commission	(11,945)	688	—	—	—	—	(11,257)
Total	$246,828	$32,874	$—	$31,564	$(22,881)	$—	$288,385

(Amounts in Thousands)	Balance as of June 30, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2013
Other investments	$24,779	$296	$—	$2,304	$(2,868)	$—	$24,511
Life settlement contracts	208,694	9,575	—	11,906	(3,011)	—	227,164
Life settlement contract profit commission	(12,513)	1,468	—	—	—	—	(11,045)
Total	$220,960	$11,339	$—	$14,210	$(5,879)	$—	$240,630

(Amounts in Thousands)	Balance as of December 31, 2012	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2013
Other investments	$11,144	$973	$—	$17,185	$(4,791)	$—	$24,511
Life settlement contracts	193,927	30,385	—	11,906	(9,054)	—	227,164
Life settlement contract profit commission	(11,750)	705	—	—	—	—	(11,045)
Total	$193,321	$32,063	$—	$29,091	$(13,845)	$—	$240,630

 The Company had transfers between Level 1 and Level 2 of $17,861 during the three and nine months ended September 30, 2014 due to change in valuation methodology. There were no transfers during the equivalent periods in 2013.

A reconciliation of net income for life settlement contracts in the above table to (loss) gain on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Net income	$7,001	$9,575	$29,784	$30,385
Premiums paid	(10,728)	(9,718)	(33,200)	(28,259)
Profit commission	1,272	1,468	688	705
Other expenses	(455)	(1,249)	(2,452)	(2,751)
(Loss) gain on investment in life settlement contracts	$(2,910)	$76	$(5,180)	$80

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

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 13.2% in National General Holdings Corp. ("NGHC"). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value of the investment was approximately $207,670 as of September 30, 2014. The carrying value was $118,207 as of September 30, 2014.

•
Subordinated Debentures and Debt: The current fair value of the Company's convertible senior notes, subordinated debentures, and 6.125% Notes was $311,520, $63,620, and $262,448 as of September 30, 2014, respectively. The convertible senior notes and the 6.125% Notes are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The subordinated debentures are classified as Level 3 in the fair value hierarchy. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2014 and December 31, 2013 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	September 30, 2014	December 31, 2013
Average age of insured	81.1 years	80.1 years
Average life expectancy, months (1)	121	131
Average face amount per policy	$6,616,000	$6,611,000
Effective discount rate (2)	13.9%	14.2%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective Discount Rate ("EDR") is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2013 to September 30, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2014 and December 31, 2013:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2014	$(35,729)	$37,059
December 31, 2013	$(29,537)	$31,313

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2014	$(23,470)	$26,361
December 31, 2013	$(20,055)	$22,605

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

The Company currently owns and periodically acquires life settlement contracts. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. The Company currently has a fifty percent ownership interest in four subsidiaries (collectively, the “LSC entities”) that acquire life settlement contracts. A subsidiary of NGHC owns the remaining fifty percent interest in the LSC entities. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC entities. In conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 56.6% of the profits and losses of the LSC entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC entities.

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

Total capital contributions of $33,353 and $29,847 were made to the LSC entities during the nine months ended September 30, 2014 and 2013, respectively, for which the Company contributed $16,489 and $14,963 in those same periods, respectively. The LSC entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements and premium finance loans were $283,200 and $233,024 as of September 30, 2014 and December 31, 2013, respectively, and are included in Other assets on the Consolidated Balance Sheet. The Company recorded a loss of $2,910 and $5,180, respectively, on investment in life settlement contracts, net of profit commission, for the three and nine months ended September 30, 2014, and a gain of $76 and $80 for the three and nine months ended September 30, 2013, respectively, related to the life settlement contracts.

As of September 30, 2014, the LSC entities owned no premium finance loans. As of December 31, 2013, the LSC entities owned 2 premium finance loans, which were secured by life insurance policies and were carried at a value of $0.

The following table describes the Company’s investment in life settlements as of September 30, 2014 and December 31, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of September 30, 2014
0-1	—	$—	$—
1-2	3	18,234	25,000
2-3	8	43,193	70,500
3-4	3	5,684	12,500
4-5	9	17,704	56,000
Thereafter	259	198,385	1,639,209
Total	282	$283,200	$1,803,209

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2013
0-1	—	$—	$—
1-2	—	—	—
2-3	1	2,726	5,000
3-4	13	53,767	103,000
4-5	2	5,622	13,000
Thereafter	255	170,909	1,641,409
Total	271	$233,024	$1,762,409

(1)
The Company determined the fair value as of September 30, 2014 based on 226 policies out of 282 policies, as the Company assigned no value to [56] of the policies as of September 30, 2014. The Company determined the fair value as of December 31, 2013 based on 191 policies out of 271 policies, as the Company assigned no value to [80] of the policies as of December 31, 2013. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2014 and December 31, 2013:

(Amounts in Thousands, except number of Life Settlement Contracts)	September 30, 2014	December 31, 2013
Number of policies with a negative value from discounted cash flow model as of period end	56	80
Premiums paid for the preceding twelve month period for period ended	$5,125	$9,371
Death benefit received	$—	$3,012

Premiums to be paid by the LSC entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2014, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2014	$42,790
2015	47,738
2016	61,273
2017	41,266
2018	41,074
Thereafter	567,317
Total	$801,458

6.Debt

The Company’s borrowings consisted of the following at September 30, 2014 and December 31, 2013:

(Amounts in Thousands)	September 30, 2014	December 31, 2013
Revolving credit facility	$—	$—
Convertible senior notes	166,643	164,218
6.125% Notes due 2023	250,000	250,000
Junior subordinated debentures	123,714	123,714
Secured loan agreements	37,436	7,742
Promissory notes	14,500	14,500
	$592,293	$560,174

 Aggregate scheduled maturities of the Company’s borrowings at September 30, 2014 are:

(Amounts in Thousands)
2014	$2,199
2015	6,987
2016	7,172
2017	7,363
2018	9,446
Thereafter	559,126	(1)

(1)	Amount reflected in balance sheet for convertible senior notes is net of unamortized original issue discount of $33,357.

Revolving Credit Agreement

On September 12, 2014, the Company entered into a five-year, $350,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd's Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $175,000 and an expansion feature of not more than an additional $150,000. The Credit Agreement has a maturity date of September 12, 2019. In connection with entering into the Credit Agreement, the Company terminated its existing $200,000 credit agreement (the "Preceding Credit Agreement"), dated August 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents, and the various lending institutions party thereto. Letters of credit issued and outstanding under the Preceding Credit Agreement were deemed issued and outstanding under the Credit Agreement. Deferred origination costs associated with the Credit Agreement were approximately $967 and are being amortized into interest expense over the term of the Credit Agreement.

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum consolidated risk-based capital and a minimum consolidated statutory surplus. The Company was in compliance with all of its covenants as of September 30, 2014.

As of September 30, 2014, the Company had no outstanding borrowings under this Credit Agreement. As of September 30, 2014, the Company had outstanding letters of credit under this Credit Agreement of $82,025, which reduced the availability for letters of credit to $92,975, and the total aggregate availability under the facility to $267,975.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate or the LIBO rate. Borrowings bearing interest at a rate determined by reference to the Alternate Base Rate will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1.0%, plus (y) a margin ranging from 0.125% to 0.625%, adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin ranging from 1.125% to 1.625%, adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the credit facility as of September 30, 2014 was 1.375%.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on the Company’s consolidated leverage ratio, which was 0.175%).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit under the Credit Agreement and the Preceding Credit Agreement, was approximately $356 and $379 for the three months ended September 30, 2014 and 2013, respectively, and $1,107 and $1,555 for nine months ended September 30, 2014 and 2013, respectively.

Convertible Senior Notes

The Company has outstanding $200,000 aggregate principal amount of convertible senior notes due 2021 (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only in the following circumstances: (i) during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the Convertible Notes was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the Convertible Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at September 30, 2014 is equal to 38.5985 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $25.91 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the Convertible Notes. Upon conversion of the Convertible Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. As of July 1, 2014, the Convertible Notes were convertible under the Sale Price Condition described above. As of September 30, 2014, no Convertible Note holders had submitted their Convertible Notes for conversion.

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

The Company separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 are being amortized into interest expense over the term of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the effective interest rate of the Convertible Notes was 8.57%. Transaction costs of $1,250 associated with the equity component were recorded in paid-in-capital. Interest expense recognized on the Convertible Notes, including amortization of OID and deferred origination costs relating to the liability component, was $3,709 and $3,640 for the three months ended September 30, 2014 and 2013, respectively, and $11,031 and $10,832 for the nine months ended September 30, 2014 and 2013, respectively.

The following table shows the amounts recorded for the Convertible Notes as of September 30, 2014 and December 31, 2013:

(Amounts in Thousands)	September 30, 2014	December 31, 2013
Liability component
Outstanding principal	$200,000	$200,000
Unamortized OID	(33,357)	(35,782)
Liability component	$166,643	$164,218
Equity component, net of tax	$27,092	$27,092

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by the Company. Deferred origination costs associated with the Notes were approximately $2,706. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The consolidated leverage ratio under this agreement was less than 30% as of September 30, 2014. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's Convertible Notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $3,896 and $1,948 for the three months ended September 30, 2014 and 2013, respectively, and $11,690 and $1,948 for the nine months ended September 30, 2014 and 2013, respectively.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of September 30, 2014 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $2,028 and $2,027 of interest expense for the three months ended September 30, 2014 and 2013, respectively, and $6,076 and $6,075 for the nine months ended September 30, 2014 and 2013, respectively, related to these trust preferred securities.

 The table below summarizes the Company’s trust preferred securities as of September 30, 2014:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.534	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.234	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Secured Loan Agreements

The Company, through a wholly-owned subsidiary, has a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $3,240 at the maturity date. The Company recorded interest expense of approximately $80 and $92 for the three months ended September 30, 2014 and 2013, respectively, and $251 and $290 for the nine months ended September 30, 2014 and 2013, respectively, related to this agreement. The loan is secured by the aircraft.

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

On August 29, 2014, the Company entered into a five-year secured loan agreement with Key Equipment Finance in the aggregate amount of $30,500 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $538 through August 31, 2019. The Company recorded interest expense of approximately $58 for the three and nine months ended September 30, 2014. The loan is secured by the aircraft.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 13. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded approximately $1,430 of deferred origination costs associated with these promissory notes. The Company recorded interest expense of approximately $94 and $75 for the three months ended September 30, 2014 and 2013, respectively, and $226 and $216 for the nine months ended September 30, 2014 and 2013, respectively, related to the promissory notes.

The Company assumed two promissory notes totaling $6,500 as a result of acquiring Mutual Insurers Holding Company ("MIHC") in 2013. The principal of these notes is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three month LIBOR per annum, which was 4.1% as of September 30, 2014. The Company recorded interest expense of approximately $170 and $79 for the three months ended September 30, 2014 and 2013, respectively, and $298 and $102 for the nine months ended September 30, 2014 and 2013, respectively, related to these notes.

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

Fees payable by the Company under the credit facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.55% and on the unsecured portion of the letters of credit determined based on the Account Party’s then-current financial strength rating issued by A.M. Best. As of September 30, 2014, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Account Party’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility.

As of September 30, 2014, the Company had outstanding letters of credit of £196,095 (or $317,243) in place under this credit facility. The aggregated unutilized amount of £3,905 (or $6,317) under the facility was canceled as of September 30, 2014. The Company recorded total interest expense of approximately $754 and $2,067 during the three and nine months ended September 30, 2014, respectively, related to this credit facility.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000, of which $48,467 was utilized as of September 30, 2014. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $20,965 as of September 30, 2014.

7.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Policy acquisition expenses	$122,331	$64,363	$332,219	$155,566
Salaries and benefits	92,621	66,796	262,150	177,907
Other insurance general and administrative expenses	10,560	6,027	25,812	33,944
	$225,512	$137,186	$620,181	$367,417

8.	Earnings Per Share

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands, except for earnings per share)	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$156,590	$58,238	$362,715	$213,513
Less: Net income allocated to participating securities and redeemable non-controlling interest	545	91	1,174	287
Net income allocated to AmTrust common shareholders	$156,045	$58,147	$361,541	$213,226

Weighted average common shares outstanding – basic	74,809	74,391	74,934	74,152
Less: Weighted average participating shares outstanding	261	116	243	99
Weighted average common shares outstanding - basic	74,548	74,275	74,691	74,053
Net income per AmTrust common share - basic	$2.09	$0.78	$4.84	$2.88

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$156,590	$58,238	$362,715	$213,513
Less: Net income allocated to participating securities and redeemable non-controlling interest	545	91	1,174	287
Net income allocated to AmTrust common shareholders	$156,045	$58,147	$361,541	$213,226

Weighted average common shares outstanding – basic	74,548	74,275	74,691	74,053
Plus: Dilutive effect of stock options, convertible debt, other	4,841	4,522	4,394	3,595
Weighted average common shares outstanding – dilutive	79,389	78,797	79,085	77,648
Net income per AmTrust common shares – diluted	$1.97	$0.74	$4.57	$2.75

The Company repurchased 842,902 and 1,147,430 shares during the three and nine months ended September 30, 2014, respectively. The impact on basic and diluted earnings per share was approximately$0.01 for the three months ended September 30, 2014, and approximately $0.02 for the nine months ended September 30, 2014.

As of September 30, 2014, there were approximately 5,000 anti-dilutive securities excluded from diluted earnings per share.

9.	Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2014, approximately 4,600,000 shares of Company common stock remained available for grants under the Plan.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the nine months ended September 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,997,460	$10.49	3,675,776	$9.41
Granted	27,500	32.49	78,001	29.78
Exercised	(765,603)	8.81	(573,437)	7.29
Canceled or terminated	(8,470)	7.03	(6,776)	8.28
Outstanding at end of period	2,250,887	$11.35	3,173,564	$10.30

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 was approximately $14.16 and $8.10, respectively.

A summary of the Company’s restricted stock and RSU activity for the nine months ended September 30, 2014 and 2013 is shown below:

	2014		2013
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	917,015	$24.43	888,197	$20.86
Granted	883,323	38.94	284,681	30.94
Vested	(321,353)	22.57	(257,694)	19.93
Forfeited	(6,123)	23.20	(581)	29.31
Non-vested at end of period	1,472,862	$33.54	914,603	$24.26

The Company has 328,788 PSUs granted as of September 30, 2014. During the nine months ended September 30, 2014, 347,875 PSUs were converted to restricted share awards based on achievements of certain targets. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. The fair value of these PSUs on the date of the grants was $12,328.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $5,250 and $3,139 for the three months ended September 30, 2014 and 2013, respectively, and $13,911 and $7,920 for the nine months ended September 30, 2014 and 2013, respectively.

The intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $22,867 and $14,124, respectively. The intrinsic value of stock options that were outstanding as of September 30, 2014 and 2013 was $64,088 and $91,102, respectively.

Cash received from options exercised was $4,981 and $5,429 during the nine months ended September 30, 2014 and 2013, respectively. The excess tax benefit from award exercises was approximately $4,721 and $3,805 for the nine months ended September 30, 2014 and 2013, respectively.

10.	Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Income before equity in earnings of unconsolidated subsidiaries	$145,160	$81,642	$373,972	$270,941
Tax at federal statutory rate of 35%	$50,806	$28,575	$130,890	$94,829
Tax effects resulting from:
Income (loss) of non-includible foreign subsidiaries	(30,604)	6,615	(93,737)	(23,506)
Other, net	(27,866)	(11,310)	593	(3,932)
	$(7,664)	$23,880	$37,746	$67,391
Effective tax rate	(5.3)%	29.2%	10.1%	24.9%

The Company's effective tax rate was positively impacted by approximately 12.4% and 6.9% during the three months ended September 30, 2014 and 2013, respectively, and by approximately 9.8% and 7.7% during the nine months ended September 30, 2014 and 2013, respectively, due to a decrease in the deferred tax liability associated with the Company's equalization reserves for its Luxembourg reinsurers. Additionally, the decrease in the effective tax rate during the three and nine months ended September 30, 2014 compared to the same periods in 2013 was attributable to favorable return to provision adjustments in connection with the filing of the Company's 2013 federal income tax return. Without the impacts of the favorable return to provision adjustments and the decrease in deferred tax liability associated with the equalization reserves, the Company's effective tax rate for the three and nine months ended September 30, 2014 would have been approximately 26% and 27%, respectively.

The Company’s management believes that it will realize the benefits of its deferred tax assets, which are included as a component of the Company’s net deferred tax liability, and, accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. As of September 30, 2014 and December 31, 2013, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $479,900 and $360,000, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2010 and forward. As permitted by FASB ASC 740-10, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company has not recorded any unrecognized tax benefits or any related interest and penalties at September 30, 2014 and December 31, 2013, respectively.

11.	Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of September 30, 2014, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.3% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

 The following is the effect on the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013 related to Maiden Reinsurance agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Results of operations:
Premium written – ceded	$(385,452)	$(240,564)	$(1,157,716)	$(829,402)
Change in unearned premium – ceded	25,474	8,206	169,632	117,362
Earned premium - ceded	$(359,978)	$(232,358)	$(988,084)	$(712,040)
Ceding commission on premium written	$131,893	$74,594	$361,202	$246,604
Ceding commission – deferred	(22,353)	(6,375)	(72,311)	(47,270)
Ceding commission – earned	$109,540	$68,219	$288,891	$199,334
Incurred loss and loss adjustment expense – ceded	$229,045	$164,164	$666,026	$494,433

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of September 30, 2014 and December 31, 2013, respectively. The Company recorded $453 and $1,344 of interest expense during the three and nine months ended September 30, 2014, respectively, and $467 and $1,397 of interest expense during the three and nine months ended September 30, 2013, respectively. Effective December 1, 2008, AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of September 30, 2014 was approximately $1,581,728. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $4,814 and $14,484 of brokerage commission during the three and nine months ended September 30, 2014, respectively, and $3,002 and $13,444 of brokerage commission during the three and nine months ended September 30, 2013, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

Effective July 1, 2007, a subsidiary of the Company entered into an asset management agreement with Maiden Insurance, pursuant to which the Company's subsidiary provides asset management services to Maiden Insurance and certain of its affiliates. As of September 30, 2014, the Company managed approximately $3,577,834 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,325 and $3,814 of asset management fees during the three and nine months ended September 30, 2014, respectively, and $1,080 and $3,182 of asset management fees during the three and nine months ended September 30, 2013, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has a 13.2% ownership interest in National General Holdings Corp. (“NGHC”). NGHC is a publicly-held insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and writes consumer property and casualty insurance business through independent agents for automobiles. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. NGHC's two largest shareholders are the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the chairman of the board of directors of the Company and the father-in-law of Barry D. Zyskind, the chief executive officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman, President and Chief Executive Offer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In February 2014, NGHC issued approximately 13,600,000 shares in a follow on Rule 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from 15.4% to 13.2%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $4,332 and $26,847 of income during the three and nine months ended September 30, 2014, respectively, and $1,927 and $10,537 of income during the three and nine months ended September 30, 2013, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $6,140 and $19,203 of fee income during the three and nine months ended September 30, 2014, respectively, and $7,103 and $18,475 of fee income during the three and nine months ended September 30, 2013, respectively, related to this agreement. Additionally, the Company provided certain consulting services to NGHC related to Luxembourg-domiciled reinsurance entities, for which the Company received $1,057 for the nine months ended September 30, 2014. The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of NGHC and certain of its subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $1,433,780 of assets as of September 30, 2014 related to this agreement. As a result of this agreement, the Company earned approximately $564 and $1,454 of asset management fees during the three and nine months ended September 30, 2014, respectively, and $440 and $1,293 of asset management fees during the three and nine months ended September 30, 2013, respectively. The asset management fees were recorded as a component of service and fee income.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $6,704 and $20,657 for the three and nine months ended September 30, 2014, respectively, and $7,543 and $19,768 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $14,346.

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

In 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for fifteen years. NGHC paid 800 Superior, LLC approximately $560 and $1,495 of rent during the three and nine months ended September 30, 2014, respectively, and $627 and $1,698 of rent during the three and nine months ended September 30, 2013, respectively, under this lease. As discussed in Note 13. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Sale of Personal Express Insurance Company

In April 2014, the Company completed the sale of Personal Express Insurance Company (“PEIC”), a California-domiciled property and casualty insurance carrier that offers retail personal lines insurance products in California, and its captive insurance agency Personal Express Insurance Services, Inc. (“PEIS” and, together with PEIC, the “Personal Express Companies”) to Integon National Insurance Company ("Integon"), a subsidiary of NGHC, for approximately $21,743. As a result of the the sale, the Company recorded a gain on sale of approximately $6,631. The Personal Express Companies were wholly-owned subsidiaries of Sequoia Insurance Company, which is one of the Company’s wholly-owned subsidiaries.

Personal Lines Quota Share

The Company was a party to a quota share reinsurance agreement (“Personal Lines Quota Share”) with Integon. On August 1, 2013, the Company and its wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”), received a termination notice related to TIC's participation in the Personal Lines Quota Share effective August 1, 2013. The termination was on a run-off basis, meaning the Company is involved with the continuing cash flows associated with this business with respect to policies in force as of July 31, 2013. As such, the Personal Lines Reinsurance segment, which contains the results of operations from the Personal Lines Quota Share, is not presented as a discontinued operation in accordance with ASC 205-20, Discontinued Operations. The overall results of the Personal Lines Reinsurance segment were immaterial for the three and nine months ended September 30, 2014.

Significant Transactions with ACP Re, Ltd.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company formed by Michael Karfunkel, the chairman of the board of the Company. ACP Re operates 10 insurance companies in the United States and Bermuda as a result of its merger with Tower Group International, Ltd. ("Tower") during the third quarter of 2014. The following section describes the agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $43,741 of assets as of September 30, 2014, which included assets of the ten statutory insurance companies that ACP Re acquired as a result of its September 15, 2014 merger with Tower described below. The Company recorded approximately $66 and $182 of asset management fees during the three and nine months ended September 30, 2014, respectively, and $63 and $173 of asset management fees during the three and nine months ended September 30, 2013, respectively. The asset management fees were recorded as a component of service and fee income.

Agreements as a result of ACP Re / Tower Merger

In January 2014, ACP Re, through a subsidiary, agreed to acquire 100% of the outstanding stock of Tower and merge with Tower on September 15, 2014 (the “Merger”). As a result of the Merger, the Company and ACP Re entered into the agreements and transactions described below, as well as an asset management agreement described above.
Commercial Lines Master Agreement
On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Commercial Lines Master Agreement (the “Master Agreement”), which provides for the implementation of the various transactions associated with the acquisition of

Tower by ACP Re pursuant to the Merger, including entering into the agreements described below, all of which became effective on September 15, 2014. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three year earn-out (the “Contingent Payments”), payable semi-annually on the last day of January and July, of 3% of gross written premium of the Tower commercial lines business written or assumed by the Company following the Merger. The Contingent Payments to be made by the Company are subject to a maximum of $30,000, in the aggregate, over the three-year period. NGHC will pay contingent consideration to ACP Re on the same terms. As a result of entering into this agreement, the Company initially assigned a value of $25,200 to the renewal rights,$1,700 to goodwill, and $26,900 to the contingent consideration, which is recorded as a component of accrued expense and other liability.
Commercial Lines Reinsurance Agreements
TIC entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC will reinsure 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement The assumption of premium under the CL Reinsurance Agreement during the three months ended September 30, 2014 was immaterial.
In connection with the execution of the CL Reinsurance Agreement, the Commercial Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, between TIC and the Tower Companies whereby TIC, through a 100% quota share, reinsured at least 60% of the Tower Companies’ then in-force commercial lines policies and most new and renewal commercial lines business from January 3, 2014 forward, was terminated on a run-off basis, with the reinsurance of all policies reinsured under that agreement remaining in effect. During the three and nine months ended September 30, 2014, TIC assumed $68,312 and $475,038 of premium, respectively, under the Cut-Through Reinsurance Agreement. During the three and nine months ended September 30, 2014, the Company had earned premium of approximately $104,250 and $300,288, respectively, and incurred approximately $72,586 and $198,050 of loss and loss adjustment expense, respectively, related to the Cut-Through Reinsurance Agreement. Additionally, the Company incurred approximately $26,302 and $71,712 of commission expense, respectively, and approximately $4,384 and $12,444 of unallocated claims expense as part of the agreement during the three and nine months ended September 30, 2014.
Commercial Lines MGA Agreement
ANA will produce and manage all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies will be reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies will pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The impact of the CL MGA Agreement on the Company during the three months ended September 30, 2014 was immaterial.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re”, a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA will administer the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies will reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. The Company did not receive any reimbursement as a result of the CL Administrative Agreement during the three months ended September 30, 2014.

Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re will reinsure the full amount of any payments that AII and NG Re Ltd. are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC will provide, severally, $125 million of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by AII and NG Re Ltd. to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by AII and NG Re Ltd.
Credit Agreement
The Company, AII, and NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) among the Company, as Administrative Agent, ACP Re and Tower, now a wholly-owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AII and NG Re Ltd., as Lenders pursuant to which the Lenders made a $250,000 loan ($125,000 made by each Lender) to the Borrowers. ACP Re used the proceeds of such loan to (i) finance the Merger, (ii) repay certain indebtedness of Tower and its related companies in connection with the Merger, and (iii) pay certain transaction costs and expenses incurred by the Borrowers in connection with the Merger.
The ACP Re Credit Agreement has a maturity date of September 15, 2021. Outstanding borrowings under the ACP Re Credit Agreement will bear interest at a fixed annual rate of 7%, payable semi-annually on the last day of January and July. Fees payable to the Company for its service as Administrative Agent include an annual fee equal to $30, plus reimbursement of costs, expenses and certain other charges. The obligations of the Borrowers are secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries, and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).
The Borrowers have the right to prepay the amounts borrowed, in whole or in part. The Borrowers are required to prepay the amounts borrowed within thirty (30) days from the receipt of net cash proceeds received by ACP Re from (i) certain asset sales, (ii) the disposition of certain equity interests, (iii) the issuance or incurrence of certain debt, (iv) any dividend or distribution from Tower subsidiaries to ACP Re, (v) premiums and other payments received pursuant to the Retrocession Agreement, and (vi) any tax refunds, pension plan reversions, insurance proceeds, indemnity payments, purchase price adjustments (excluding working capital adjustments) under acquisition agreements, litigation proceeds and other similar receipts received by the Borrowers after the effective date of the ACP Re Credit Agreement, unless any of the foregoing proceeds (other than payments received pursuant to the Retrocession Agreement) are required for the ordinary course business operations of the Borrowers. The Borrowers are also required to deposit any excess cash flow (including payments under the Master Agreement) into a reserve account that also secures Borrowers’ obligations under the ACP Re Credit Agreement. Any funds in the reserve account after January 1, 2018 that exceed the amount of interest payable by the Borrowers for the remainder of the term of the ACP Re Credit Agreement must be applied by the Borrowers as a prepayment of principal under the ACP Re Credit Agreement.
The ACP Re Credit Agreement contains certain customary restrictive covenants (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, dispositions, creation of subsidiaries and restricted payments. There are also financial covenants that require ACP Re to maintain minimum current assets, a maximum leverage ratio, and a minimum fixed charge coverage ratio. If ACP Re fails to comply with the leverage ratio or fixed charge coverage ratio covenants as of any measurement date, the Borrowers may cure such breach by making a capital contribution to ACP Re sufficient to bring the Borrowers into compliance.
The ACP Re Credit Agreement also provides for customary events of default, with grace periods where appropriate, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency, receivership or insurance regulatory events affecting the Borrowers, the occurrence of certain material judgments, certain amounts of reportable ERISA or foreign pension plan noncompliance events, a change in control of the Guarantor, any security interest created under the ACP Re Credit Agreement ceases to be in full force and effect, or if ACP Re defaults on its obligations under the Retrocession Agreement. Upon the occurrence and during the continuation of an event of default, the Company, as

Administrative Agent, upon the request of any Lender, will declare the Borrowers’ obligations under the ACP Re Credit Agreement immediately due and payable and/or exercise any and all remedies and other rights under the ACP Re Credit Agreement.
As of September 30, 2014, the Company recorded $125,365 of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $365 for the three months ended September 30, 2014, under the ACP Re Credit Agreement.

Other Related Party Transactions

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $490 and $1,410 of rent during the three and nine months ended September 30, 2014, respectively, and $182 and $546 of rent during the three and nine months ended September 30, 2013, respectively, for the leased office space.

In November 2012, the Company entered into an agreement for its office space in Chicago, Illinois. The lease is with 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The Company leases 15,765 square feet of office space and the lease term is through November 30, 2022. The Company paid approximately $74 and $259 of rent during the three and nine months ended September 30, 2014, respectively, and $113 and $366 of rent during the three and nine months ended September 30, 2013, respectively, for the leased office space.

Use of the Company Aircraft

The Company’s wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), is a party to an aircraft time share agreement with each of Maiden and NGHC. The agreements provide for payment to AUI for usage of its company-owned aircraft and covers actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes, among others. AUI does not charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). The amount that each of Maiden and NGHC paid for the use of AUI's aircraft under these agreements was not material either individually or in aggregate during the three and nine months ended September 30, 2014, and 2013, respectively.

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with AUI and, since entering into such agreement, have fully reimbursed AUI for the incremental cost billed by AUI for their personal use of AUI’s aircraft. The amount that each of Mr. Zyskind and Mr. Karfunkel reimbursed the Company for his personal use of AUI's aircraft under his respective agreement was not material either individually or in aggregate during the three and nine months ended September 30, 2014, and 2013, respectively.

12.	Acquisitions

The Insco Dico Group

On January 3, 2014, the Company completed the acquisition of Insco Insurance Services, Inc. ("Insco Dico") and its subsidiaries for a purchase price of approximately $88,700. The transaction was funded with the Company's existing working capital. Insco Dico's subsidiaries include Developers Surety and Indemnity Company and Indemnity Company of California, which offer surety insurance to developers and contractors in all 50 states with California as the largest state. In addition, Insco Dico's subsidiary, Builders Insurance Services, markets general liability insurance policies to contractors in several states in the western region of the U.S.

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

As a result of this transaction, the Company recorded approximately $13,206 and $41,971 of written premium during the three and nine months ended September 30, 2014, respectively, related to Insco Dico. Additionally, the Company recorded approximately $1,767 and $2,346 of fee income during the three and nine months ended September 30, 2014, respectively, related to Insco Dico.

Sagicor Europe Limited

On December 23, 2013, the Company, through one of its subsidiaries, completed the acquisition of Sagicor Europe Limited and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited ("Sagicor"), from Sagicor Financial Corporation for approximately $93,113. Sagicor Europe Limited and Sagicor at Lloyd's Limited subsequently changed their names to AmTrust Lloyd's Holdings Limited and AmTrust at Lloyd's Limited, respectively. AmTrust at Lloyd's Limited is a managing agency and owner of Lloyd's property/casualty insurance syndicate 1206 with stamp capacity of $330,000 and Lloyd's life insurance syndicate 44 with stamp capacity of $16,500.

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

As a result of this transaction, the Company recorded approximately $74,920 and $242,519 of written premium during the three and nine months ended September 30, 2014, respectively, related to Sagicor.

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has a 13.2% ownership in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

14. Stockholder Equity and Accumulated Other Comprehensive Income (Loss)

Preferred Stock Issuances

On July 1, 2014, the Company completed a public offering of 4,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.25% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the "Series B Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s board of directors, at a rate of 7.25% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on September 15, 2014, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to July 1, 2019. After that date, the Company may redeem at its option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. On July 10, 2014, the underwriters exercised, in part, their over-allotment option with respect to 200,000 additional depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock, on the same terms and conditions as the original issuance. A total of 4,200,000 depositary shares (equivalent to 105,000 shares of Series B Preferred Stock) were issued. Net proceeds from this offering, including the over-allotment, were $101,702. In addition, the Company incurred $3,614 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

On September 16, 2014, the Company completed a public offering of 3,200,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.625% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the "Series C Preferred Stock"), with a liquidation preference of 1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s board of directors, at a rate of 7.625% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on December 15, 2014, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to September 16, 2019. After that date, the Company may redeem at its option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of 1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. Net proceeds from this offering were $77,480. In addition, the Company incurred $2,745 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	2014			2013
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Balance, December 31,	$1,441,005	$137,860	$1,578,865	$1,144,121	$103,344	$1,247,465
Net income (loss)	370,102	(7,029)	363,073	215,561	(1,474)	214,087
Unrealized holding gain (loss)	85,726	—	85,726	(72,193)	—	(72,193)
Reclassification adjustment	(3,370)	—	(3,370)	3,839	—	3,839
Foreign currency translation	(5,289)	(271)	(5,560)	(4,739)	—	(4,739)
Unrealized gain on interest rate swap	581	—	581	862	—	862
Share exercises, compensation and other	18,892	—	18,892	13,349	—	13,349
Common share dividends	(45,147)	—	(45,147)	(29,337)	—	(29,337)
Preferred stock issuance, net of fees	178,641	—	178,641	111,130	—	111,130
Preferred stock dividends	(7,387)	—	(7,387)	(2,048)	—	(2,048)
Common share (repurchase) issuance	(44,564)	—	(44,564)	472	—	472
Capital contribution	—	24,013	24,013	—	16,108	16,108
Balance, September 30,	$1,989,190	$154,573	$2,143,763	$1,381,017	$117,978	$1,498,995

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)
Other comprehensive income before reclassification	(8,137)	118,107	894	—	110,864
Amounts reclassed from accumulated other comprehensive income	—	(5,185)	—	—	(5,185)
Income tax expense	2,848	(30,566)	(313)	—	(28,031)
Net current-period other comprehensive income	(5,289)	82,356	581	—	77,648
Balance, September 30, 2014	$(2,707)	$75,333	$(1,404)	$(1,738)	$69,484

Balance December 31, 2012	$(10,361)	$77,605	$(3,013)	$—	$64,231
Other comprehensive income before reclassification	(7,291)	(111,066)	1,326	—	(117,031)
Amounts reclassed from accumulated other comprehensive income	—	5,906	—	—	5,906
Income tax benefit (expense)	2,552	36,806	(464)		38,894
Net current-period other comprehensive income (loss)	(4,739)	(68,354)	862	—	(72,231)
Balance, September 30, 2013	$(15,100)	$9,251	$(2,151)	$—	$(8,000)

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

16. Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty and Specialty Program. The Company's Personal Lines Reinsurance segment is in run-off due to the termination of Personal Lines Quota Share in August 2013. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Earned ceding commission is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing the Company’s shareholders with an understanding of the Company’s insurance business and operating performance.

During each of the three and nine months ended September 30, 2014, and 2013, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2014 and 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Three months ended September 30, 2014:
Gross written premium	$722,897	$436,845	$358,739	$—	$—	$1,518,481

Net written premium	422,539	331,590	250,067	—	—	1,004,196
Change in unearned premium	(815)	(3,564)	(85,551)	147	—	(89,783)
Net earned premium	421,724	328,026	164,516	147	—	914,413

Loss and loss adjustment expense	(279,056)	(219,535)	(110,654)	(107)	—	(609,352)
Acquisition costs and other underwriting expenses	(111,939)	(68,612)	(44,915)	(46)	—	(225,512)
	(390,995)	(288,147)	(155,569)	(153)	—	(834,864)
Underwriting income	30,729	39,879	8,947	(6)	—	79,549
Service and fee income	26,781	75,178	117	—	15,507	117,583
Investment income and realized gain	16,819	13,770	9,016	33	—	39,638
Other expenses	(49,901)	(29,992)	(23,600)	—	—	(103,493)
Interest expense	(5,619)	(3,396)	(2,786)	—	—	(11,801)
Foreign currency gain	—	26,594	—	—	—	26,594
Loss on life settlement contracts	(1,449)	(859)	(602)	—	—	(2,910)
Benefit for income taxes	1,709	2,646	689	39	2,581	7,664
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	4,332	4,332
Net income attributable to AmTrust Financial Services, Inc.	$19,069	$123,820	$(8,219)	$66	$22,420	$157,156

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Three months ended September 30, 2013:
Gross written premium	$423,328	$352,866	$290,677	$7,266	$—	$1,074,137

Net written premium	239,890	247,383	234,257	7,266	—	728,796
Change in unearned premium	(37,694)	(1,001)	(95,241)	19,035	—	(114,901)
Net earned premium	202,196	246,382	139,016	26,301	—	613,895

Loss and loss adjustment expense	(130,971)	(164,977)	(96,417)	(18,214)	—	(410,579)
Acquisition costs and other underwriting expenses	(49,783)	(40,096)	(39,275)	(8,032)	—	(137,186)
	(180,754)	(205,073)	(135,692)	(26,246)	—	(547,765)
Underwriting income	21,442	41,309	3,324	55	—	66,130
Service and fee income	22,024	56,130	19	—	11,808	89,981
Investment income and realized gain (loss)	10,673	7,664	6,142	(77)	—	24,402
Other expenses	(35,726)	(30,559)	(23,443)	(467)	—	(90,195)
Interest expense	(3,589)	(3,037)	(2,417)	(77)	—	(9,120)
Foreign currency gain	—	368	—	—	—	368
Gain on life settlement contracts	29	28	17	2	—	76
(Provision) benefit for income taxes	(4,942)	(18,203)	3,231	292	(4,258)	(23,880)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	1,927	1,927
Net income attributable to AmTrust Financial Services, Inc.	$9,911	$53,700	$(13,127)	$(272)	$9,477	$59,689

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Nine months ended September 30, 2014:
Gross written premium	$2,366,451	$1,387,651	$874,215	$—	$—	$4,628,317

Net written premium	1,526,347	933,245	598,555	—	—	3,058,147
Change in unearned premium	(337,362)	(12,096)	(99,197)	8,909	—	(439,746)
Net earned premium	1,188,985	921,149	499,358	8,909	—	2,618,401

Loss and loss adjustment expense	(792,224)	(618,469)	(338,483)	(5,979)	—	(1,755,155)
Acquisition costs and other underwriting expenses	(299,082)	(185,120)	(133,355)	(2,624)	—	(620,181)
	(1,091,306)	(803,589)	(471,838)	(8,603)	—	(2,375,336)
Underwriting income	97,679	117,560	27,520	306	—	243,065
Service and fee income	69,801	193,534	328	—	44,420	308,083
Investment income and realized gain	45,390	42,604	21,912	198	—	110,104
Other expenses	(142,484)	(83,551)	(52,637)	—	—	(278,672)
Interest expense	(18,348)	(10,759)	(6,778)	—	—	(35,885)
Foreign currency gain	—	25,826	—	—	—	25,826
Loss on life settlement contracts	(2,649)	(1,553)	(978)	—	—	(5,180)
Gain on sale of a subsidiary	6,631	—	—	—	—	6,631
Provision (benefit) for income taxes	(5,276)	(26,713)	1,001	(47)	(6,711)	(37,746)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	26,847	26,847
Net income attributable to AmTrust Financial Services, Inc.	$50,744	$256,948	$(9,632)	$457	$64,556	$363,073

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Nine months ended September 30, 2013:
Gross written premium	$1,189,088	$1,129,080	$673,612	$66,893	$—	$3,058,673

Net written premium	632,183	722,097	479,726	66,893	—	1,900,899
Change in unearned premium	(115,087)	(126,411)	(118,556)	17,583	—	(342,471)
Net earned premium	517,096	595,686	361,170	84,476	—	1,558,428

Loss and loss adjustment expense	(339,669)	(401,998)	(247,791)	(57,487)	—	(1,046,945)
Acquisition costs and other underwriting expenses	(130,056)	(115,399)	(96,187)	(25,775)	—	(367,417)
	(469,725)	(517,397)	(343,978)	(83,262)	—	(1,414,362)
Underwriting income	47,371	78,289	17,192	1,214	—	144,066
Service and fee income	65,360	136,196	86	—	36,954	238,596
Investment income and realized gain	34,950	31,118	16,986	1,428	—	84,482
Other expenses	(87,099)	(82,633)	(49,133)	(4,467)	—	(223,332)
Interest expense	(9,365)	(8,892)	(5,305)	(527)	—	(24,089)
Foreign currency gain	—	2,423	—	—	—	2,423
Gain on life settlement contracts	30	30	18	2	—	80
Acquisition gain on purchase	23,183	25,532	—	—	—	48,715
(Provision) benefit for income taxes	(19,543)	(41,782)	4,043	674	(10,783)	(67,391)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	—	10,537	10,537
Net income attributable to AmTrust Financial Services, Inc.	$54,887	$140,281	$(16,113)	$(1,676)	$36,708	$214,087

The following tables summarize long lived assets and total assets of the business segments as of September 30, 2014 and December 31, 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and other	Total
As of September 30, 2014:
Property and equipment, net	$77,142	$45,234	$28,497	$—	$—	$150,873
Goodwill and intangible assets	257,668	410,391	56,477	—	—	724,536
Total assets	5,860,050	5,092,984	2,257,546	9,727	—	13,220,307

As of December 31, 2013:
Property and equipment, net	$42,054	$38,297	$22,280	$1,668	$—	$104,299
Goodwill and intangible assets	233,566	399,954	31,873	—	—	665,393
Total assets	4,261,764	5,036,121	1,894,538	86,703	—	11,279,126

17. Subsequent Event

On October 1, 2014, the Company acquired Comp Options Insurance Company, Inc. ("OptaComp"), a Florida-based workers' compensation insurer, from an affiliate of Blue Cross & Blue Shield of Florida, for approximately $34,000 in cash. OptaComp offers workers' compensation insurance to small businesses with low-hazard risk profiles in the state of Florida and generated approximately $70,000 of premium during the 12 months prior to acquisition. The operations of OptaComp will be included in the Company's Small Commercial Business segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately, many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holding Corp., ACP Re, Ltd., or third party agencies and warranty administrators, difficulties with technology or breaches in data security, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

For the nine months ended September 30, 2014, our results of operations include activity for the following entities that were acquired subsequent to the nine months ended September 30, 2013:

•	Insco Insurance Services, Inc. and its subsidiaries, collectively known as "Insco Dico"

•
AmTrust Lloyd's Holdings Limited and its wholly owned subsidiaries, including AmTrust at Lloyd's Limited, collectively known as "AmTrust Lloyd's", which was called Sagicor Europe Limited at acquisition

In January 2014, we entered into a cut-through quota share reinsurance agreement (the "Cut Through Reinsurance Agreement")with Tower Group International, Ltd. ("Tower") to provide a 100% quota share for at least 60% of Tower's in force commercial lines policies and most new and renewal commercial lines business. At the inception of the Cut Through Reinsurance Agreement, we initially assumed $174 million of unearned premium. During the three and nine months ended September 30, 2014, Technology Insurance Company, Inc. assumed $68 million and $475 million of premium, respectively, under the Cut-Through Reinsurance Agreement. During the three and nine months ended September 30, 2014, we had earned premium of approximately $104 million and $300 million, respectively, and incurred approximately $73 million and $198 million of loss and loss adjustment expense, respectively, related to the Cut Through Reinsurance Agreement. Additionally, we incurred approximately $26 million and $72 million of commission expense, respectively, and approximately $4 million and $12 million of unallocated claims expense as part of the agreement during the three and nine months ended September 30, 2014. On September 15, 2014, the Cut Through Reinsurance Agreement was terminated on a run-off basis.

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

Net Investment Income and Realized Gains and (Losses). We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities primarily as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. Additionally, we have a small portfolio of equity securities classified as trading securities. We report unrealized gains (losses) on those securities classified as trading securities within realized gains (losses).

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

•
Ceding commission on reinsurance transactions is a commission we receive from ceding gross written premium to third party reinsurers, and is netted against acquisition costs and other underwriting expenses. In connection with the Maiden Quota Share, which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions we receive cover a portion of our capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. We allocate earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

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

One of the key financial measures that we use to evaluate our operating performance is return on average equity. Our return on annualized average equity was 39.5% and 18.9% for the three months ended September 30, 2014 and 2013, respectively, and 32.1% and 23.6% for the nine months ended September 30, 2014 and 2013, respectively. In addition, we target a net combined ratio of 95% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.3% and 89.2% for the three months ended September 30, 2014 and 2013, and 90.7% and 90.8% for the nine months ended September 30, 2014 and 2013, respectively.

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

Ceding Commissions on Reinsurance Transactions - Ceding commissions on reinsurance transactions are commissions we receive from ceding gross written premiums to third party reinsurers. In connection with the Maiden Quota Share, which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions we receive cover a portion of our capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. We allocate earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$1,518,481	$1,074,137	$4,628,317	$3,058,673

Net written premium	$1,004,196	$728,796	$3,058,147	$1,900,899
Change in unearned premium	(89,783)	(114,901)	(439,746)	(342,471)
Net earned premium	914,413	613,895	2,618,401	1,558,428
Service and fee income (related parties – three months $14,737; $11,715 and nine months $42,055; $36,636)	117,583	89,981	308,083	238,596
Net investment income	34,552	23,290	95,673	64,019
Net realized gain on investments	5,086	1,112	14,431	20,463
Total revenues	1,071,634	728,278	3,036,588	1,881,506
Loss and loss adjustment expense	609,352	410,579	1,755,155	1,046,945
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $109,540; $68,219 and nine months $288,891; $199,334)	225,512	137,186	620,181	367,417
Other	103,493	90,195	278,672	223,332
Total expenses	938,357	637,960	2,654,008	1,637,694
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	133,277	90,318	382,580	243,812
Other income (expense):
Interest expense, net of interest income - related party - three months $365; $0 and nine months $365; $0)	(11,801)	(9,120)	(35,885)	(24,089)
Net (loss) gain on investment in life settlement contracts net of profit commission	(2,910)	76	(5,180)	80
Foreign currency gain	26,594	368	25,826	2,423
Acquisition gain on purchase	—	—	—	48,715
Gain on sale of subsidiary	—	—	6,631	—
Total other income (expense)	11,883	(8,676)	(8,608)	27,129
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	145,160	81,642	373,972	270,941
(Benefit) provision for income taxes	(7,664)	23,880	37,746	67,391
Income before equity in earnings of unconsolidated subsidiaries	152,824	57,762	336,226	203,550
Equity in earnings of unconsolidated subsidiaries – related party	4,332	1,927	26,847	10,537
Net income	157,156	59,689	363,073	214,087
Non-controlling interest	2,939	597	7,029	1,474
Net income attributable to AmTrust Financial Services, Inc.	160,095	60,286	370,102	215,561
Dividends on preference stock	(3,505)	(2,048)	(7,387)	(2,048)
Net income attributable to AmTrust common shareholders	$156,590	$58,238	$362,715	$213,513

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(464)	$—	$(4,003)	$—
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(464)	—	(4,003)	—
Other net realized gain on investments	5,550	1,112	18,434	20,463
Net realized investment gain	$5,086	$1,112	$14,431	$20,463

Key measures:
Net loss ratio	66.6%	66.9%	67.0%	67.2%
Net expense ratio	24.7%	22.3%	23.7%	23.6%
Net combined ratio	91.3%	89.2%	90.7%	90.8%

Consolidated Results of Operations for the Three Months Ended September 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $444.2 million, or 41.4%, to $1,518.5 million from $1,074.1 million for the three months ended September 30, 2014 and 2013, respectively. The increase of $444.2 million is attributable to growth in all of our segments. The increase in Small Commercial Business resulted primarily from the assumption of premium through the Cut Through Reinsurance Agreement with Tower, the acquisition of Insco Dico and increases in the number of policies issued. The largest increases were in the states of California, Florida, Georgia, New Jersey and New York. The increase in Specialty Risk and Extended Warranty resulted from the acquisition of AmTrust at Lloyd's in 2013. The increase in Specialty Program resulted primarily from growth in existing programs and new programs.

Net Written Premium. Net written premium increased $275.4 million, or 37.8%, to $1,004.2 million from $728.8 million for the three months ended September 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business - $182.6 million, Specialty Risk and Extended Warranty - $84.2 million and Specialty Program – $15.8 million. Net written premium increased for the three months ended September 30, 2014 compared to the same period in 2013 due to the increase in gross written premium in 2014 compared to 2013, partially offset by a decrease in retention of gross written premium. The decrease in retention of gross written premium related primarily to an increase in gross written premium related to programs in our Specialty Program segment covered by the Maiden Quota Share. Our overall retention of gross written premium was 66.1% and 67.8% for the three months ended September 30, 2014 and 2013, respectively. The increase in net written premium was partially offset by the reduction in gross written premium of $7.3 million as a result of the termination of the Personal Lines Quota Share in 2013.

Net Earned Premium. Net earned premium increased $300.5 million, or 49.0%, to $914.4 million from $613.9 million for the three months ended September 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business — $219.5 million, Specialty Risk and Extended Warranty — $81.6 million and Specialty Program — $25.5 million. The increase in net earned premium resulted from an increase in gross written premium on a trailing twelve-month basis. The increase was partially offset by the reduction in net earned premium of $26.2 million as a result of the termination of the Personal Lines Quota Share in 2013.

Service and Fee Income. Service and fee income increased $27.6 million, or 30.7%, to $117.6 million from $90.0 million for the three months ended September 30, 2014 and 2013, respectively. The Specialty Risk and Extended Warranty segment increased fees by approximately $13.9 million during the third quarter of 2014 for the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services. Additionally, we had an increase of $5.9 million in fees related to a small acquisition during the second quarter of 2014. Finally, services provided to Maiden and NGHC also generated higher fees of approximately $1.5 million during the three months ended September 30, 2014 compared to the same period in 2013.

Net Investment Income. Net investment income increased $11.3 million, or 48.4%, to $34.6 million from $23.3 million for the three months ended September 30, 2014 and 2013, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the three months ended September 30, 2014 compared to the same period in 2013 as a result of the acquisitions of Insco Dico and AmTrust at Lloyd's, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $5.1 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively. The increase in the realized gains for the three months ended September 30, 2014 compared to the same period in 2013 resulted primarily from the sale of a larger number of securities during the three months ended September 30, 2014, and our recognition of a realized gain of $0.4 million on securities held and classified as trading securities as of September 30, 2014. We impaired one security during the three months ended September 30, 2014 for approximately $0.5 million. We had no impairment of securities during the three months ended September 30, 2013.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $198.8 million, or 48.4%, to $609.4 million for the three months ended September 30, 2014 from $410.6 million for the three months ended September 30, 2013. Our loss ratio for the three months ended September 30, 2014 and 2013 was 66.6% and 66.9%, respectively. The decrease in the loss ratio during the three months ended September 30, 2014 primarily relates to lower ultimate loss selections in our Specialty Program business in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was partially offset as the result of having a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $88.3 million, or 64.4%, to $225.5 million for the three months ended September 30, 2014 from $137.2 million for the three months ended September 30, 2013. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended September 30, 2014 and 2013 was $109.5 million and $68.2 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was consistent period over period as a percentage of earned premium. The expense ratio increased to 24.7% during the three months ended September 30, 2014 from 22.3% during the three months ended September 30, 2013, primarily in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The increase in the expense ratio related to the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $43.0 million, or 47.6%, to $133.3 million for the three months ended September 30, 2014 from $90.3 million for the three months ended September 30, 2013. The $43.0 million increase resulted primarily from an increase in earned premium as well as higher net investment income, partially offset by a higher combined ratio period over period.

Interest Expense. Interest expense for the three months ended September 30, 2014 was $11.8 million, compared to $9.1 million for the same period in 2013. The majority of the increase was related to interest expense on the $250 million notes issued in August 2013.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a loss on investment in life settlement contracts of $2.9 million for the three months ended September 30, 2014 compared to a gain of $0.1 million for the three months ended September 30, 2013. The loss from life settlement contracts resulted from an increase in premium payments that exceeded increases in the fair value of the life settlement contracts.

 (Benefit) Provision for Income Tax. Income tax benefit for the three months ended September 30, 2014 was $7.7 million, which resulted in an effective tax rate of (5.3)%, compared to income tax expense of $23.9 million, which resulted in an effective tax rate of 29.2%, for the three months ended September 30, 2013. The majority of the decrease in the effective tax rate during the three months ended September 30, 2014 resulted from a return to provision adjustment in connection with the filing of our 2013 federal income tax return. Additionally, we received a reduction of the deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers of approximately of $18.0 million and $8.8 million during the three months ended September 30, 2014 and 2013, respectively. The effect of the $18.0 million and $8.8 million tax benefit reduced our effective tax rate by approximately 12.4% and 6.9% during the three months ended September 30, 2014 and 2013, respectively.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $2.4 million for the three months ended September 30, 2014 to $4.3 million compared to $1.9 million for the three months ended September 30, 2013. The increase resulted primarily from receiving our proportionate share of equity income from NGHC’s results of operations, which increased due to a large increase in NGHC's gross written premium period over period.

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $1,569.5 million, or 51.3%, to $4,628.3 million from $3,058.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of $1,569.5 million is attributable to growth in all of our segments. The increase in Small Commercial Business resulted primarily from the assumption of premium through the Cut Through Reinsurance Agreement with Tower, the acquisitions of First Nonprofit Insurance Company ("FNIC"), Insco Dico, and Sequoia Insurance Company and its subsidiaries ("Sequoia"), and increases in the number of policies issued. The largest increases were in the states of California, Florida, Georgia, New Jersey and New York. The increase in Specialty Risk and Extended Warranty resulted from the acquisition of AmTrust at Lloyd's in 2013 and expansion of existing programs in the U.S. The increase in Specialty Program resulted primarily from growth in new programs.

Net Written Premium. Net written premium increased $1,157.2 million, or 60.9%, to $3,058.1 million from $1,900.9 million for the nine months ended September 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business – $894.2 million, Specialty Risk and Extended Warranty – $211.1 million and Specialty Program – $118.8 million. Net written premium increased for the nine months ended September 30, 2014 compared to the same period in 2013 due to the increase in gross written premium in 2014 compared to 2013 and the increase in retention of gross written premium because of growth in lines of business in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention of gross written premium was 66.1% and 62.1% for the nine months ended September 30, 2014 and 2013, respectively. The increase in net written premium was partially offset by the reduction in gross written premium of $66.9 million as a result of the termination of the Personal Lines Quota Share in 2013.

Net Earned Premium. Net earned premium increased $1,060.0 million, or 68.0%, to $2,618.4 million from $1,558.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business – $671.9 million, Specialty Risk and Extended Warranty – $325.5 million and Specialty Program – $138.2 million. The increase in net earned premium resulted from an increase in gross written premium on a trailing twelve-month basis. Additionally, the unearned premium assumed from Tower pursuant to the Cut Through Reinsurance Agreement earned more quickly than our typical workers' compensation policies. The increase was partially offset by the reduction in net earned premium of $75.6 million as a result of the termination of the Personal Lines Quota Share in 2013.

Service and Fee Income. Service and fee income increased $69.5 million, or 29.1%, to $308.1 million from $238.6 million for the nine months ended September 30, 2014 and 2013, respectively. The Specialty Risk and Extended Warranty segment increased fees by approximately $55.5 million during the nine months ended September 30, 2014 for the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services. Additionally, we had an increase of $5.9 million in fees related to a small acquisition during the second quarter of 2014. Finally, services provided to ACP Re, Maiden and NGHC also generated higher fees of approximately $3.9 million during the nine months ended September 30, 2014 compared to the same period in 2013.

Net Investment Income. Net investment income increased $31.7 million, or 49.4%, to $95.7 million from $64.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the nine months ended September 30, 2014 compared to the same period in 2013 as a result of the AmTrust at Lloyd's, FNIC, Insco Dico and Sequoia acquisitions made subsequent to January 1, 2013, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had a net realized gain on investments of $14.4 million and $20.5 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the realized gains for the nine months ended September 30, 2014 compared to the same period in 2013 resulted from lower trading volume during the first quarter of 2014 and the impairment of seven securities during the nine months ended September 30, 2014 for $4.0 million. We had no impairment of securities during the nine months ended September 30, 2013. This decrease was partially offset by a realized gain of $0.4 million for securities held and classified as trading securities as of September 30, 2014.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $708.2 million, or 67.6%, to $1,755.2 million for the nine months ended September 30, 2014 from $1,046.9 million for the nine months ended September 30, 2013. Our loss ratio for the nine months ended September 30, 2014 and 2013 was 67.0% and 67.2%, respectively. The loss ratio remained flat period over period as lower ultimate loss selections in our Specialty Risk and Extended Warranty segment's European casualty business in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were offset by having a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $252.8 million, or 68.8%, to $620.2 million for the nine months ended September 30, 2014 from $367.4 million for the nine months ended September 30, 2013. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the nine months ended September 30, 2014 and 2013 was $288.9 million and $199.3 million, respectively. Ceding commission increased period over period as a result of increased premium writings, partially offset by higher retention of gross written premium in 2014, and was consistent period over period as a percentage of earned premium. The expense ratio increased slightly to 23.7% during the nine months ended September 30, 2014 from 23.6% during the nine months ended September 30, 2013 and was impacted by our Specialty Risk and Extended Warranty segment.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $138.8 million, or 56.9%, to $382.6 million for the nine months ended September 30, 2014 from $243.8 million for the nine months ended September 30,

2013. The $138.8 million increase resulted primarily from an increase in earned premium, a lower combined ratio and higher net investment income period over period.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was $35.9 million compared to $24.1 million for the same period in 2013. The increase was primarily related to interest expense on the $250 million notes issued in August 2013.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a loss on investment in life settlement contracts of $5.2 million for the nine months ended September 30, 2014 compared to recognizing an immaterial amount of profit during the nine months ended September 30, 2013. The loss from life settlement contracts resulted from an increase in premium payments that exceeded increases in the fair value of the life settlement contracts.

 Provision for Income Tax. Income tax expense for the nine months ended September 30, 2014 was $37.7 million, which resulted in an effective tax rate of 10.1% compared to $67.4 million, which resulted in an effective tax rate of 24.9%, for the nine months ended September 30, 2013. The majority of the decrease in the effective tax rate during the nine months ended September 30, 2014 resulted from a return to provision adjustment in connection with the filing of our 2013 federal income tax return. Additionally, we received a reduction of the deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers of approximately of $36.7 million and $20.8 million during the nine months ended September 30, 2014 and 2013, respectively. The effect of this $36.7 million and $20.8 million tax benefit reduced the effective rate by approximately 9.8% and 7.7% during the nine months ended September 30, 2014 and 2013, respectively.

 Equity in Earnings of Unconsolidated Subsidiary - Related Party. Equity in earnings of unconsolidated subsidiary - related party increased by $16.3 million for the nine months ended September 30, 2014 to $26.8 million compared to $10.5 million for the nine months ended September 30, 2013. A majority of the increase resulted primarily from receiving our proportionate share of equity income from NGHC’s results of operations, which experienced a large increase in gross written premium period over period. Additionally, the increase resulted from a gain of approximately $14.7 million realized during the nine months ended September 30, 2014 from a decrease in our ownership percentage of NGHC from 15.4% to 13.2% as a result of NGHC's sale of shares in a Rule 144A offering in February 2014, as compared to a realized gain of approximately $8.6 million realized during the nine months ended September 30, 2013 from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC’s sale of shares in a Rule 144A offering in June 2013.

Small Commercial Business Segment Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$722,897	$423,328	$2,366,451	$1,189,088

Net written premium	$422,539	$239,890	$1,526,347	$632,183
Change in unearned premium	(815)	(37,694)	(337,362)	(115,087)
Net earned premium	421,724	202,196	1,188,985	517,096

Loss and loss adjustment expense	(279,056)	(130,971)	(792,224)	(339,669)
Acquisition costs and other underwriting expenses	(111,939)	(49,783)	(299,082)	(130,056)
	(390,995)	(180,754)	(1,091,306)	(469,725)
Underwriting income	$30,729	$21,442	$97,679	$47,371

Key measures:
Net loss ratio	66.2%	64.8%	66.6%	65.7%
Net expense ratio	26.5%	24.6%	25.2%	25.2%
Net combined ratio	92.7%	89.4%	91.8%	90.8%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $299.6 million, or 70.8%, to $722.9 million for the three months ended September 30, 2014 from $423.3 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, we assumed approximately $68 million from Tower pursuant to the Cut Through Reinsurance Agreement that we entered into during the first quarter of 2014. We also had incremental growth in gross written premium of approximately $12 million related to the acquisition of Insco Dico. Additionally, gross written premium increased approximately $194 million primarily due to increases in the number of policies issued. The majority of the increase, or $132 million, related to workers' compensation policies, primarily from the states of California, Florida, Georgia, New Jersey and New York.

Net Written Premium.  Net written premium increased $182.6 million, or 76.1%, to $422.5 million for the three months ended September 30, 2014 from $239.9 million for the three months ended September 30, 2013. The increase resulted from an increase in gross written premium for the three months ended September 30, 2014 compared to the same period in 2013, as well as an increase in the retention of gross written premium period over period. Our retention of gross written premium for the segment was 58.5% and 56.7% for the three months ended September 30, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $219.5 million, or 108.6%, to $421.7 million for the three months ended September 30, 2014 from $202.2 million for the three months ended September 30, 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium, which increased 144%, for the twelve months ended September 30, 2014 compared to the same period in 2013.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $148.1 million, or 113.1%, to $279.1 million for the three months ended September 30, 2014 from $131.0 million for the three months ended September 30, 2013. Our loss ratio for the segment for the three months ended September 30, 2014 increased to 66.2% compared to 64.8% for the three months ended September 30, 2013. The increase in loss ratio resulted from a change in business mix. During the three months ended September 30, 2014, premium assumed through the Cut Through Reinsurance Agreement with Tower had higher ultimate loss selections than our policies in similar lines of business. Additionally, we had a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $62.2 million, or 124.9%, to $111.9 million for the three months ended September 30, 2014 from $49.8 million for the three months ended September 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended September 30, 2014 and 2013 of $54.3 million and $25.6 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.5% and 24.6% for the three months ended September 30, 2014 and 2013, respectively. The increase in the expense ratio resulted from the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $9.3 million, or 43.3%, to $30.7 million for the three months ended September 30, 2014 from $21.4 million for the three months ended September 30, 2013. The increase resulted primarily from an increase in the level of earned premium during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, partially offset by a higher combined ratio period over period.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $1,177.4 million or 99.0%, to $2,366.5 million for the nine months ended September 30, 2014 from $1,189.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we entered into the Cut Through Reinsurance Agreement with Tower, which resulted in our assumption of approximately $475 million of premium during the nine months ended September 30, 2014. We also had incremental growth in gross written premium of approximately $67 million in 2014 related to the acquisitions of FNIC, Insco Dico and Sequoia. Additionally, gross written premium increased approximately $589 million from increases in the number of policies issued and the average policy size. The majority of the increase, or $423 million, related to workers' compensation policies, primarily from the states of California, Florida, Georgia, New Jersey and New York.

Net Written Premium.  Net written premium increased $894.2 million, or 141.4%, to $1,526.3 million for the nine months ended September 30, 2014 from $632.2 million for the nine months ended September 30, 2013. The increase resulted from an increase in gross written premium for the nine months ended September 30, 2014 compared to the same period in 2013, as well as an increase in the retention of gross written premium period over period. Our retention of gross written premium for the segment was 64.5% and 53.2% for the nine months ended September 30, 2014 and 2013, respectively.

Net Earned Premium.  Net earned premium increased $671.9 million, or 129.9%, to $1,189.0 million for the nine months ended September 30, 2014 from $517.1 million for the nine months ended September 30, 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the nine months ended September 30, 2014 compared to the same period in 2013. Additionally, we earned approximately $165 million during the nine months ended September 30, 2014 of the $174 million of unearned premium we assumed from Tower during the first quarter of 2014 pursuant to the Cut Through Reinsurance Agreement with Tower.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $452.6 million, or 133.2%, to $792.2 million for the nine months ended September 30, 2014 from $339.7 million for the nine months ended September 30, 2013. Our loss ratio for the segment for the nine months ended September 30, 2014 increased to 66.6% compared to 65.7% for the nine months ended September 30, 2013. The increase in loss ratio resulted from a change in business mix. During the nine months ended September 30, 2014, premium assumed through the Cut Through Reinsurance Agreement with Tower had higher ultimate loss selections than our policies in similar lines of business. Additionally, we had a higher percentage of earned premium in 2014 from workers' compensation policies in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $169.0 million, or 129.9%, to $299.1 million for the nine months ended September 30, 2014 from $130.1 million for the nine months ended September 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the nine months ended September 30, 2014 and 2013 of $139.9 million and $78.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 25.2% and 25.2% for the nine months ended September 30, 2014 and 2013, respectively. The expense ratio remained consistent period over period due to higher policy acquisition costs from changes in business mix, which resulted from the assumption of business through the Cut Through Reinsurance Agreement, and an increase in commercial package and excess and surplus lines business, which have higher policy acquisition costs than other business we write. This increase was offset by the overall expansion of written premium during the nine months ended September 30, 2014, without a proportionate increase in our workforce.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $50.3 million, or 106.2%, to $97.7 million for the nine months ended September 30, 2014 from $47.4 million for the nine months ended September 30, 2013. The increase resulted primarily from an increase in the level of earned premium during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, partially offset by a higher loss ratio period over period.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$436,845	$352,866	$1,387,651	$1,129,080

Net written premium	$331,590	$247,383	$933,245	$722,097
Change in unearned premium	(3,564)	(1,001)	(12,096)	(126,411)
Net earned premium	328,026	246,382	921,149	595,686

Loss and loss adjustment expense	(219,535)	(164,977)	(618,469)	(401,998)
Acquisition costs and other underwriting expenses	(68,612)	(40,096)	(185,120)	(115,399)
	(288,147)	(205,073)	(803,589)	(517,397)
Underwriting income	$39,879	$41,309	$117,560	$78,289

Key measures:
Net loss ratio	66.9%	67.0%	67.1%	67.5%
Net expense ratio	20.9%	16.3%	20.1%	19.4%
Net combined ratio	87.8%	83.2%	87.2%	86.9%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $84.0 million, or 23.8%, to $436.8 million for the three months ended September 30, 2014 from $352.9 million for the three months ended September 30, 2013. The segment experienced growth in Europe, which was driven primarily by the acquisition of AmTrust at Lloyd's and was $58 million.

Net Written Premium. Net written premium increased $84.2 million, or 34.0%, to $331.6 million for the three months ended September 30, 2014 from $247.4 million for the three months ended September 30, 2013. The increase in net written premium resulted from an increase of gross written premium for the three months ended September 30, 2014 compared to the same period in 2013, and higher retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 75.9% and 70.1% for the three months ended September 30, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $81.6 million, or 33.1%, to $328.0 million for the three months ended September 30, 2014 from $246.4 million for the three months ended September 30, 2013. As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium increased proportionately to the increases in net written premium during the three months ended September 30, 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $54.6 million, or 33.1%, to $219.5 million for the three months ended September 30, 2014 from $165.0 million for the three months ended September 30, 2013. Our loss ratio for the segment for the three months ended September 30, 2014 was flat at 66.9% compared to 67.0% for the same period in 2013. The loss ratio remained consistent period over period as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $28.5 million, or 71.1%, to $68.6 million for the three months ended September 30, 2014 from $40.1 million for the three months ended September 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended September 30, 2014 and 2013 of $33.3 million and $22.1 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. As a result, the expense ratio increased to 20.9% for the three months ended September 30, 2014 from 16.3% for the three months ended September 30, 2013. The increase in the expense ratio related to higher policy acquisition costs incurred by AmTrust at Lloyd's, which was acquired at the end of 2013, partially offset by the overall increase of written premium during the three months ended September 30, 2014, without a proportionate increase to our workforce.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio decreased $1.4 million, or 3.5%, to $39.9 million for the three months ended September 30, 2014 from $41.3 million for the three months ended September 30, 2013. The decrease was attributable primarily to an increase in the segment’s expense ratio, partially offset by an increase in net earned premium during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Gross Written Premium. Gross written premium increased $258.6 million, or 22.9%, to $1,387.7 million for the nine months ended September 30, 2014 from $1,129.1 million for the nine months ended September 30, 2013. The segment experienced growth in both the U.S. and in Europe. The European growth was primarily driven by the acquisitions of AmTrust at Lloyd's and CCPH.

Net Written Premium. Net written premium increased $211.1 million, or 29.2%, to $933.2 million for the nine months ended September 30, 2014 from $722.1 million for the nine months ended September 30, 2013. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2014 compared to the same period in 2013, and higher retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 67.3% and 64.0% for the nine months ended September 30, 2014 and 2013, respectively, as certain new programs written during the nine months ended September 30, 2014 are not covered by the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $325.5 million, or 54.6%, to $921.1 million for the nine months ended September 30, 2014 from $595.7 million for the nine months ended September 30, 2013.  As net written premium is earned ratably over the term of a policy, which on average is 24 months, net earned premium did not increase proportionately to the increases in gross written premium and net written premium during the nine months ended September 30, 2014. The increase related to the assumption of approximately $222 million of unearned premium from the acquisition of AmTrust at Lloyd's, which earned at a faster rate than other business in this segment.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $216.5 million, or 53.8%, to $618.5 million for the nine months ended September 30, 2014 from $402.0 million for the nine months ended September 30, 2013. Our loss ratio for the segment for the nine months ended September 30, 2014 decreased to 67.1% from 67.5% for the same period in 2013. The decrease in the loss ratio for the nine months ended September 30, 2014 resulted primarily from lower ultimate loss selections in our European casualty business and U.S. business in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $69.7 million, or 60.4%, to $185.1 million for the nine months ended September 30, 2014 from $115.4 million for the nine months ended September 30, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the nine months ended September 30, 2014 and 2013 of $86.6 million and $63.5 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. As a result. the expense ratio increased to 20.1% for the nine months ended September 30, 2014 from 19.4% for the nine months ended September 30, 2013. Additionally, the increase in the expense ratio related to higher policy acquisition costs incurred by AmTrust at Lloyd's, which was acquired at the end of 2013, partially offset by the overall increase of written premium during the nine months ended September 30, 2014, without a proportionate increase to our workforce.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $39.3 million, or 50.2%, to $117.6 million for the nine months ended September 30, 2014 from $78.3 million for the nine months ended September 30, 2013. The increase was attributable primarily to an increase in the segment’s net earned premium during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, partially offset by an increase in the segment's expense ratio.

Specialty Program Segment Results of Operations for The Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$358,739	$290,677	$874,215	$673,612

Net written premium	$250,067	$234,257	$598,555	$479,726
Change in unearned premium	(85,551)	(95,241)	(99,197)	(118,556)
Net earned premium	164,516	139,016	499,358	361,170

Loss and loss adjustment expense	(110,654)	(96,417)	(338,483)	(247,791)
Acquisition costs and other underwriting expenses	(44,915)	(39,275)	(133,355)	(96,187)
	(155,569)	(135,692)	(471,838)	(343,978)
Underwriting income	$8,947	$3,324	$27,520	$17,192

Key measures:
Net loss ratio	67.3%	69.4%	67.8%	68.6%
Net expense ratio	27.3%	28.3%	26.7%	26.6%
Net combined ratio	94.6%	97.6%	94.5%	95.2%

Specialty Program Segment Results of Operations for Three Months Ended September 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $68.1 million, or 23.4%, to $358.7 million for the three months ended September 30, 2014 from $290.7 million for the same period in 2013. The segment benefited from the addition of new programs and growth in existing programs, which included primarily general liability and worker's compensation programs.

Net Written Premium.  Net written premium increased $15.8 million, or 6.7%, to $250.1 million for the three months ended September 30, 2014 from $234.3 million for the same period in 2013. The increase in net written premium resulted from an increase in gross written premium for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, partially offset by a lower retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 69.7% and 80.6% for the three months ended September 30, 2014 and 2013, respectively. The decrease in the retention of gross written premium in 2014 related to our public entity business, which is not covered under the Maiden Quota Share. The public entity business represented a higher percentage of the segment's total gross written premium in the three months ended September 30, 2013 compared to the equivalent period in 2014.

Net Earned Premium. Net earned premium increased $25.5 million, or 18.3%, to $164.5 million for the three months ended September 30, 2014 from $139.0 million for the same period in 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the three months ended September 30, 2014 compared to the same period in 2013, partially offset by lower retention of gross written premium.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $14.2 million, or 14.8%, to $110.7 million for the three months ended September 30, 2014, compared to $96.4 million for the same period in 2013. Our loss ratio for the segment for the three months ended September 30, 2014 was 67.3% compared to 69.4% for the three months ended September 30, 2013. The decrease in the loss ratio for the three months ended September 30, 2014 resulted primarily from a change in business mix. During 2014, we wrote a higher percentage of workers' compensation policies, which have lower ultimate loss selections than other types of policies issued in this segment.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $5.6 million, or 14.4%, to $44.9 million for the three months ended September 30, 2014 from $39.3 million for the same period in 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended September 30, 2014 and 2013 of $21.9 million and $15.4 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 27.3% for the three months ended September 30, 2014 compared to 28.3% for the three months ended September 30, 2013. The decrease in the expense ratio in 2014 related to the growth in earned premium exceeding the growth in policy acquisition expense and the overall expansion of written premium during the nine months ended September 30, 2014, utilizing our current workforce.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in the combined ratio increased $5.6 million, or 169.2%, to $8.9 million for the three months ended September 30, 2014 from $3.3 million for the same period in 2013. The increase of $5.6 million resulted primarily from an increase in earned premium during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and a lower combined ratio.

Specialty Program Segment Results of Operations for Nine Months Ended September 30, 2014 and 2013

Gross Written Premium.  Gross written premium increased $200.6 million, or 29.8%, to $874.2 million for the nine months ended September 30, 2014 from $673.6 million for the same period in 2013. The segment benefited from the addition of new programs and growth in existing programs, which included primarily general liability and workers' compensation programs.

Net Written Premium.  Net written premium increased $118.8 million, or 24.8%, to $598.6 million for the nine months ended September 30, 2014 from $479.7 million for the same period in 2013. The increase in net written premium resulted from an increase in gross written premium for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, partially offset by a lower retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 68.5% and 71.2% for the nine months ended September 30, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $138.2 million, or 38.3%, to $499.4 million for the nine months ended September 30, 2014 from $361.2 million for the same period in 2013. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the nine months ended September 30, 2014 compared to the same period in 2013. The percentage increase in earned premium in 2014 also was positively impacted by the segment's retention of gross written premium of 80.6% during the third quarter of 2013, which was the segment's highest historical quarterly retention of gross written premium due to certain new programs written in 2013 that are not covered by the Maiden Quota Share.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $90.7 million, or 36.6%, to $338.5 million for the nine months ended September 30, 2014, compared to $247.8 million for the same period in 2013. Our loss ratio for the segment for the nine months ended September 30, 2014 was 67.8% compared to 68.6% for the nine months ended September 30, 2013. The decrease in the loss ratio for the nine months ended September 30, 2014 resulted primarily from a change in business mix. During the nine months ended September 30, 2014, we wrote a higher percentage of workers' compensation policies, which have lower ultimate loss selections than other types of policies issued in this segment.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $37.2 million, or 38.6%, to $133.4 million for the nine months ended September 30, 2014 from $96.2 million for the same period in 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the nine months ended September 30, 2014 and 2013 of $62.4 million and $37.2 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.7% for the nine months ended September 30, 2014 and was consistent to 26.6% for the nine months ended September 30, 2013.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $10.3 million, or 60.1%, to $27.5 million for the nine months ended September 30, 2014 from $17.2 million for the same period in 2013. The increase of $10.3 million resulted primarily from an increase in earned premium during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as well as a lower combined ratio.

Personal Lines Reinsurance - Run off Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013	2014	2013
Gross written premium	$—	$7,266	$—	$66,893

Net written premium	$—	$7,266	$—	$66,893
Change in unearned premium	147	19,035	8,909	17,583
Net earned premium	147	26,301	8,909	84,476

Loss and loss adjustment expense	(107)	(18,214)	(5,979)	(57,487)
Acquisition costs and other underwriting expenses	(46)	(8,032)	(2,624)	(25,775)
	(153)	(26,246)	(8,603)	(83,262)
Underwriting income	$(6)	$55	$306	$1,214

Key measures:
Net loss ratio	72.8%	69.3%	67.1%	68.1%
Net expense ratio	31.3%	30.5%	29.5%	30.5%
Net combined ratio	104.1%	99.8%	96.6%	95.0%

Personal Lines Reinsurance - Run off Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

On August 1, 2013, we received a termination notice from Integon National Insurance Company related to our participation in the Personal Lines Quota Share effective August 1, 2013. The termination was on a run-off basis, meaning we are involved with the continuing cash flows associated with this business with respect to policies in force as of July 31, 2013. As such, the Personal Lines Reinsurance segment, which contains the results of operations from the Personal Lines Quota Share, is not presented as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. The overall results of the Personal Lines Reinsurance segment were immaterial for all periods presented.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $1,070 million and $720 million in the nine months ended September 30, 2014 and 2013, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
(Amounts in Thousands)	2014	2013
Cash and cash equivalents provided by (used in):
Operating activities	$897,567	$578,526
Investing activities	(1,006,123)	(824,250)
Financing activities	(167,347)	317,372

Net cash provided by operating activities for the nine months ended September 30, 2014 increased compared to cash provided by operating activities in the nine months ended September 30, 2013. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2014 compared to 2013.

Net cash used in investing activities was approximately $1,006 million during the nine months ended September 30, 2014 and consisted primarily of approximately $680 million for the net purchase of fixed maturity and equity securities, approximately $72 million for restricted cash, approximately $125 million for a loan to ACP Re, approximately $76 million for acquisitions, approximately $25 million for the acquisition of life settlement contracts and approximately $65 million for capital expenditures, partially offset by the net proceeds of approximately $20 million received from the sale of a subsidiary and approximately $11 million from the net sales of other investments. Net cash used in investing activities was $824 million for the nine months ended September 30, 2013 and consisted primarily of approximately $680 million for the net purchase of fixed maturity and equity securities, approximately $33 million for restricted cash, approximately $75 million for acquisitions, approximately $29 million for capital expenditures, and approximately $12 million for the acquisition of life settlement contracts.

Net cash used in financing activities was approximately $167 million for the nine months ended September 30, 2014 compared to approximately $317 million net cash provided in financing activities during the nine months ended September 30, 2013. In 2014, we settled approximately $293 million of repurchase agreements, paid approximately $48 million of dividends, paid approximately $45 million for share repurchases and paid off $10 million of notes obtained in the Insco Dico acquisition, partially offset by the receipt of approximately $179 million for preferred stock issuances, proceeds of $31 million from a loan and approximately $17 million received from non-controlling interest capital contributions. During the nine months ended September 30, 2013, cash provided by financing activities was approximately $317 million and consisted primarily of $247 million and $111 million of net proceeds received from the issuance of notes and preferred shares, respectively. Additionally, during the nine months ended September 30, 2013, we received $16 million from non-controlling interest capital contributions to certain subsidiaries, offset by approximately $29 million for dividends payments and approximately $31 million paid to settle repurchase agreements.

Other Material Changes in Financial Position

(Amounts in thousands)	September 30, 2014	December 31, 2013
Assets:
Fixed maturities, available for sale	$4,220,364	$3,100,936
Cash and cash equivalents	546,241	830,022
Other assets	1,076,833	890,333
Liabilities:
Loss and loss expense reserve	$5,298,819	$4,368,234
Unearned premium	3,416,453	2,680,982
Securities sold under agreements to repurchase, at contract value	—	293,222

The increase in fixed maturities, available for sale, from December 31, 2013 to September 30, 2014 related to certain assets and liabilities assumed from the acquisition of Insco Dico as well as the increase in purchases of fixed maturities with excess cash on hand. The decrease in cash relates to increasing our fixed security investment portfolio and paying down repurchase agreements during the nine months ended September 30, 2014. The increase in Other assets related primarily to our loan to ACP Re during the three months ended September 30, 2014 and the increase in the fair value of life settlement contracts. The increase in loss and loss expense reserve and unearned premium related to an increase in gross written premium during the nine months ended September 30, 2014 compared to 2013, the assumption of unearned premium associated with the Tower Cut Through Reinsurance Agreement and the acquisition of Insco Dico. The decrease in securities sold under agreements to repurchase at contract value was due to a determination by management to use some of our excess cash to reduce the amount of securities subject to repurchase agreements.

Preferred Stock

Series A Preferred Stock

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

Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. We paid approximately $5.8 million in preferred dividends during the nine months ended September 30, 2014.

Series B Preferred Stock

On July 1, 2014, we completed a public offering of 4,000,000 of our depositary shares, each representing a 1/40th interest in a share of our 7.25% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the "Series B Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). On July 10, 2014, the underwriters exercised, in part, their over-allotment option with respect to 200,000 additional depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock, on the same terms and conditions as the original issuance. A total of 4,200,000 depositary shares (equivalent to 105,000 shares of Series B Preferred Stock) were issued.

Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.25% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on September 15, 2014, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to July 1, 2019. After that date, we may redeem, at our option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. We paid approximately $1.6 million in dividends related to Series B Preferred Stock during the nine months ended September 30, 2014.

Series C Preferred Stock

On September 16, 2014, we completed a public offering of 3,200,000 of our depositary shares, each representing a 1/40th interest in a share of our 7.625% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the "Series C Preferred Stock"), with a liquidation preference of 1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). A total of 3,200,000 depositary shares (equivalent to 80,000 shares of Series C Preferred Stock) were issued.

Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.625% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on December 15, 2014, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to September 16, 2019. After that date, we may redeem, at our option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period.

Revolving Credit Agreement

On September 12, 2014, we entered into a five-year, $350 million credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd's Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. The Credit Agreement has a maturity date of September 12, 2019. In connection with entering into the Credit Agreement, we terminated our existing $200 million credit agreement (the "Preceding Credit Agreement"), dated August 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Associated Bank, National Association and Lloyds Securities Inc., as Co-Documentation Agents, and the various lending institutions party thereto. Letters of credit issued and outstanding under the Preceding Credit Agreement were deemed issued and outstanding under the Credit Agreement. Deferred origination costs associated with the Credit Agreement were approximately $1 million.

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum consolidated risk-based capital and a minimum consolidated statutory surplus. We were in compliance with all of our covenants as of September 30, 2014.

As of September 30, 2014, we had no outstanding borrowings under this Credit Agreement. As of September 30, 2014, we had outstanding letters of credit in place under this Credit Agreement for $82 million, which reduced the availability for letters of credit to $93 million, and the availability under the facility to $268 million.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate or the LIBO rate. Borrowings bearing interest at a rate determined by reference to the Alternate Base Rate will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5% or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1.0%, plus (y) a margin ranging from 0.125% to 0.625%, adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin ranging from 1.125% to 1.625%, adjusted on the basis of our consolidated leverage ratio. The interest rate on the credit facility as of September 30, 2014 was 1.375%.

Fees payable by us under the Credit Agreement include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on our consolidated leverage ratio, which was 0.175%).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit under the Credit Agreement and the Preceding Credit Agreement, was approximately $1.1 million and $1.6 million for nine months ended September 30, 2014 and 2013, respectively.

Convertible Senior Notes

We have outstanding $200 million aggregate principal amount of convertible senior notes due 2021 (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year.

The Convertible Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by us or converted into shares of our common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the Convertible Notes will be convertible only in the following circumstances: (i) during any fiscal quarter , and only during any such fiscal quarter, if the last reported sale price of our Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the Convertible Notes was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the Convertible Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at September 30, 2014 is equal to 38.5985 shares of Common Stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $25.91 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the notes. Upon conversion of the Convertible Notes, we will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. As of July 1, 2014, the Convertible Notes were convertible under the Sale Price Condition described above. As of September 30, 2014, no Convertible Note holders had submitted their Convertible Notes for conversion.

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

We separately allocated the proceeds for the issuance of the Convertible Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41.7 million and deferred origination costs relating to the liability component of $4.8 million will be amortized into interest expense over the term of the Convertible Notes. After considering the contractual interest payments and amortization of the original discount, the Convertible Notes' effective interest rate was 8.57%. Transaction costs of $1.3 million associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of deferred origination costs, recognized on the Convertible Notes was $11.0 million and $10.8 million for the nine months ended September 30, 2014 and 2013, respectively.

6.125% Notes due 2023

In August 2013, we issued $250 million aggregate principal amount of our 6.125% notes due 2023 (the "Notes") to certain initial purchasers in a private placement. The Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The Notes will mature on August 15, 2023, unless earlier purchased by us. Fees associated with the Notes were approximately $2.7 million. The indenture governing the Notes contains covenants whereby the interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of September 30, 2014, the consolidated leverage ratio was less than 30%. It is an event of default if we have a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of our subsidiaries. The Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including our Convertible Notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the Notes was approximately $11.7 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Secured Loan Agreements

We, through a wholly-owned subsidiary, have a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10.8 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $0.1 million through February 25, 2018, and a balloon payment of $3.2 million at the maturity date. We recorded interest expense of approximately $0.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively, related to this agreement. The loan is secured by the aircraft.

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

On August 29, 2014, we entered into a five-year secured loan agreement with Key Equipment Finance in the aggregate amount of $30.5 million to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $0.5 million through August 31, 2019. We recorded interest expense of approximately $0.1 million for the nine months ended September 30, 2014. The loan is secured by the aircraft.

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. We receive cash or securities that we invest or hold in short term or fixed income securities. As of September 30, 2014, we had no repurchase agreements outstanding, but at various times during the nine months ended September 30, 2014 and 2013, we did have outstanding repurchase agreements. Interest expense associated with these repurchase agreements was $0.3 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Note Payable — Collateral for Proportionate Share of Reinsurance Obligation

In conjunction with the Reinsurance Agreement between AII and Maiden Insurance (see Note 11. “Related Party Transactions”), AII entered into a loan agreement with Maiden Insurance during the fourth quarter of 2007, whereby Maiden Insurance loaned to AII the amount equal to its quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure.  The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Each advance under the loan is secured by a promissory note. Advances totaled $168.0 million as of September 30, 2014 and December 31, 2013.  Effective December 31, 2008,  AII and Maiden Insurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Insurance is required to provide AII the assets required to secure Maiden’s proportionate share of our obligations to our U.S. subsidiaries.  The amount of this collateral as of September 30, 2014 was approximately $1,581.7 million.  Maiden retains ownership of the collateral in the trust account.

ING Letter of Credit Agreement

On November 26, 2013, in connection with our acquisition of AmTrust at Lloyd's, we entered into a four-year, £200 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The credit facility, which matures on December 31, 2017, is a letter of credit facility that is used to support our capacity at Lloyd’s as a member of Syndicates 2526, 1206 and 44 for the 2014 underwriting year of account, as well as prior open years of account. As of September 30, 2014, we had outstanding letters of credit of £196.1 million (or $317.2 million) in place under this credit facility. The aggregate unutilized amount of £3.9 million (or $6.3 million) under the facility was canceled as of September 30, 2014. We recorded total interest expense of approximately $2.1 million during the nine months ended September 30, 2014 related to this credit facility.

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank. We utilize the letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is $75.0 million, of which $48.5 million was utilized as of September 30, 2014. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

We, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $21.0 million as of September 30, 2014.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the nine months ended September 30, 2014.

Contractual Obligations

During the first nine months of 2014, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Investment Portfolio

Our investment portfolio, which consists of cash, cash equivalents, restricted cash and cash equivalents, fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $627 million, or 14.0%, to $5.1 billion for the nine months ended September 30, 2014 from $4.5 billion as of December 31, 2013. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the nine months ended September 30, 2014 compared to December 31, 2013 was attributable to the acquisition of Insco Dico and Sagicor, the issuance of preferred stock and the utilization of cash from higher gross written premium. Our fixed maturity securities had a fair value of $4.2 billion and an amortized cost of $4.1 billion as of September 30, 2014. Our equity securities, including equity securities classified as trading securities, had a fair value of $108.5 million with a cost of $106.8 million as of September 30, 2014. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	September 30, 2014		December 31, 2013
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$718,740	14.1%	$930,461	20.8%
Time and short-term deposits	51,373	1.0	114,202	2.6
U.S. treasury securities	49,631	1.0	159,260	3.6
U.S. government agencies	16,985	0.3	10,489	0.2
Municipals	483,516	9.5	446,183	10.0
Foreign government	109,349	2.1	160,105	3.6
Commercial mortgage back securities	47,689	0.9	28,566	0.6
Residential mortgage backed securities:
Agency backed	1,001,028	19.6	685,740	15.3
Non-agency backed	12,798	0.3	6,749	0.2
Asset-backed securities	1,426	—	6,120	0.1
Corporate bonds	2,497,942	49.1	1,909,242	42.7
Preferred stocks	4,725	0.1	1,506	—
Common stocks	103,773	2.0	13,642	0.3
	$5,098,975	100.0%	$4,472,265	100.0%
Less: Securities pledged	—		311,518
	$5,098,975		$4,160,747

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2014 and December 31, 2013, as rated by Standard and Poor’s.

	September 30, 2014	December 31, 2013
U.S. Treasury	1.2%	4.7%
AAA	7.0	11.6
AA	40.6	34.8
A	27.0	23.8
BBB, BBB+, BBB-	22.4	23.3
BB, BB+, BB-	1.4	1.5
B, B+, B-	0.2	0.2
Other	0.2	0.1
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.89	4.0	1.80	4.0
U.S. government agencies	2.71	4.2	3.16	2.0
Foreign government	2.09	5.3	1.91	4.0
Corporate bonds	3.16	5.4	3.36	5.3
Municipals	3.44	5.1	3.72	7.3
Mortgage and asset backed	3.46	4.8	3.41	5.1

As of September 30, 2014, the weighted average duration of our fixed income securities was 5.2 years and had a yield of 3.22%.

Quarterly, our Investment Committee (“Committee”) evaluates each available-for-sale security that has an unrealized loss as of the end of the subject reporting period for OTTI. We generally consider an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

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

The impairment charges of our fixed and equity securities classified as available-for-sale for the nine months ended September 30, 2014 and 2013 are presented in the table below:

(Amounts in Thousands)	2014	2013
Equity securities	$2,291	$—
Fixed maturity securities	1,712	—
	$4,003	$—

Additionally, we had gross unrealized losses of $30.1 million related to fixed maturity securities and $0.7 million related to available-for-sale equity securities during the nine months ended September 30, 2014.

As of September 30, 2014, we own 1,488 corporate bonds in the industrial, bank and financial and other sectors, which account for approximately 30%, 27% and 2%, respectively, and 59% in the aggregate of the total fair value of our fixed maturity securities, and 17%, 40% and 4%, respectively, and 61% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $0.7 million as of September 30, 2014 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities (excluding $51.4 million of time and short-term deposits) with a fair value of $4.2 billion and carrying value of $4.1 billion as of September 30, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of September 30, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$3,799,286	$(421,078)	(21.2)%
100 basis point increase	4,003,244	(217,120)	(10.9)%
No change	4,220,364	—	—
100 basis point decrease	4,447,410	227,046	11.4%
200 basis point decrease	4,691,259	470,895	23.7%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $760.3 million of debt instruments of which $585.8 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. ("MIC"). While the functional currencies of AIU, AEL and MIC are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $54.1 million after tax realized currency loss based on our outstanding foreign denominated reserves of $1,665.2 million at September 30, 2014.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2014, the equity securities in our investment portfolio had a fair value of $$108.5 million, representing approximately 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2014.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
5% increase	$113,923	$5,425	0.3%
No change	108,498	—
5% decrease	103,073	(5,425)	(0.3)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at their fair value and as of September 30, 2014 was $18.7 million for equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2014.

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

In 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released COSO 2013, an update to its Internal Control - Integrated Framework (1992). The COSO 2013 Framework formalizes the principles within the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework's ease of use and application. We plan to complete our transition to COSO 2013 in the fourth quarter of 2014. We do not expect this transition to have a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We and certain of our officers are defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purport to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiff and approving the selection of co-lead counsel. On September 4, 2014, the plaintiffs filed a consolidated amended complaint. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Section 11 of the Securities Act of 1933, as amended, and seeks damages in an unspecified amount, attorney’s fees and other relief. Plaintiffs assert the Section 11 claim on behalf of persons or entities who purchased our Series A preferred stock in or traceable to our public offering on June 5, 2013 and did not sell those shares of Series A preferred stock prior to December 12, 2013. We believe the allegations to be unfounded and will vigorously pursue its defenses; however, we cannot reasonably estimate the potential range of loss, if any. In addition, we have received three shareholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our board of directors approved a $150 million share repurchase program. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. During the three months ended September 30, 2014, we repurchased 842,902 shares pursuant to the authorized plan from December 2013.

The following table summarizes the Company’s stock repurchases for the three-month period ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
July 1 - 31, 2014	—	$—	—	$139,036,706
August 1 - 31, 2014	1,771	42.50	1,771	138,961,438
September 1 - 30, 2014	841,131	39.83	841,131	105,458,351
Total	842,902	$39.84	842,902	$105,458,351

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Certificate of Designations of 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

3.2
Certificate of Designations of 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed September 16, 2014).

4.1
Form of stock certificate evidencing 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

4.2
Form of stock certificate evidencing 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed September 16, 2014).

4.3
Deposit Agreement, dated July 1, 2014, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

4.4
Deposit Agreement, dated September 16, 2014, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed September 16, 2014).

4.5	Form of depositary receipt (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed July 1, 2014).

4.6	Form of depositary receipt (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed September 16, 2014).

10.1
Amended and Restated Commercial Lines Master Agreement, dated as of July 23, 2014, by and between the Company and ACP Re, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 11, 2014).

10.2
Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd’s Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 12, 2014).

10.3
Credit Agreement, dated September 15, 2014, among the Company as Administrative Agent, ACP Re Ltd. and London Acquisition Company Limited, as Borrowers, ACP Re Holdings, LLC, as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 17, 2014).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2014.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2014.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2014.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2014.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	November 10, 2014	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer