Form 10-K
period 2014-12-31
Amtrust Financial Services, Inc.
filed 2015-03-02
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to .
Commission File Number: 001-33143

AMTRUST FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 43rd Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 220-7120
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.25% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.625% Non-Cumulative Preferred Stock, Series C	New York Stock Exchange, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,305,118,675.
As of February 17, 2015, the number of common shares of the registrant outstanding was 81,917,831.
Documents incorporated by reference: Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of the registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holdings Corp., ACP Re, Ltd., or third party agencies and warranty administrators, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business

Legal Organization

AmTrust Financial Services, Inc. is a Delaware corporation that was acquired by its principal stockholders in 1998 and began trading on the NASDAQ Global Select Market on November 13, 2006. References to “AmTrust,” the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K and in other statements and information publicly disseminated by AmTrust Financial Services, Inc., refer to the consolidated operations of the holding company.

Business Overview

AmTrust underwrites and provides property and casualty insurance products, including workers' compensation, commercial automobile, general liability and extended service and warranty coverage, in the United States and internationally to niche customer groups that we believe are generally under served within the broader insurance market.

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

We are committed to driving long-term stockholder value and industry-leading returns on equity by continuing to execute on our lower risk, lower volatility business model and leveraging technology to help maintain a more efficient cost structure, consistently generate solid underwriting profits and ensure strong customer service and retention rates. Additionally, we are focused on further enhancing our economies of scale by opportunistically expanding our geographic reach and product set, growing our network of agents and other distributors, developing new client relationships and executing our acquisition strategy. We are also focused on maintaining our disciplined approach to capital management while maximizing an appropriate risk-adjusted return on our growing investment portfolio. We continue to carefully monitor and maintain appropriate levels of reserves and seek to minimize our reinsurance recoverable exposure in order to maintain a strong balance sheet. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining or improving our A.M. Best ratings. Our principal insurance subsidiaries are rated “A” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the third highest of 16 rating levels.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the commercial business insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have greater financial, marketing and management resources than we do. In the future, we may also compete with new market entrants. Our competitors include other insurance companies, state insurance pools and self-insurance funds. We generally target niche sectors and clients where the market is not as competitive as the broader market and where we have particular expertise and provide differentiated offerings compared to our competitors.

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

We believe the niche markets in the Specialty Risk and Extended Warranty sector in which we do business are less competitive than most other insurance sectors (including workers’ compensation insurance). We believe our Specialty Risk and Extended Warranty teams are recognized for their knowledge and expertise in the targeted markets. Nonetheless, we face significant competition, including several internationally well-known insurers that have greater financial, marketing and management resources and experience than we have. We believe that our competitive advantages include our ownership of both a U.S. and U.K. warranty provider, which enables us to directly administer the business, the ability to provide technical assistance to non-affiliate warranty providers, experienced underwriting, resourceful claims management practices and good relations with warranty administrators in the European Union, Asia and the United States.

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

Business Segments

We manage our business through three segments, Small Commercial Business, Specialty Risk and Extended Warranty, and Specialty Program, which are based on the products we provide and the markets we serve.

The following table provides our gross written premium by segment for the years ended December 31, 2014, 2013 and 2012:

(Amounts in Thousands)	2014	2013	2012
Small Commercial Business	$2,999,714	$1,659,980	$933,740
Specialty Risk and Extended Warranty	1,983,052	1,511,649	1,118,710
Specialty Program	1,105,199	879,455	578,735
Personal Lines Reinsurance - Run off (1)	—	65,827	118,141
Total	$6,087,965	$4,116,911	$2,749,326

(1) The Personal Lines Reinsurance segment is a former segment related to the Personal Lines Quota Share with National General Holdings Corp.'s personal lines insurance companies. On August 1, 2013, we received notice, effective August 1, 2013, that our participation in the Personal Lines Quota Share was terminated on a run-off basis.

Additional financial information regarding our segments is presented in Note 25. “Segments” to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation insurance to small businesses that operate in low and medium hazard classes and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $8,211. We are authorized to write our Small Commercial Business products in all 50 states. We distribute our policies through a network of over 9,400 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation and umbrella coverage.

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally does not fit the underwriting and profitability criteria of many of our competitors. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates. Our policy renewal rate on voluntary business (excluding assigned risk plans), which represented approximately 95% of the segment’s gross written premiums in 2014, was 85%, 87%, and 86% in 2014, 2013 and 2012, respectively.

Some of our commonly written small business risks include:

•	restaurants;

•	retail;

•	office and professional;

•	service industries;

•	schools;

•	hospitality;

•	light manufacturing;

•	wholesale operations;

•	auto service;

•	surety;

•	lumber;

•	community banks;

•	artisan contractors; and

•	not-for-profits.

We are focused on continuing to broaden our market share by enhancing our current agent relationships as well as developing new agent relationships. Our on-line rating and submission system permits agents and brokers to easily determine in real-time if the risk and pricing parameters for a prospective workers’ compensation client meet our underwriting criteria and deliver an application for underwriting approval to us in a paperless environment. Our underwriting system will not allow business to be placed if it does not fit within our guidelines. These same types of efficiencies also exist for our commercial package product business. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions.

We administer all Small Commercial Business claims in house. Our claims management process is structured to provide prompt service and personal attention with a designated adjuster assigned to each case. Our system guides the insured and other involved parties through the claims adjudication process in an effort to allow them to return to normal business operations as soon as possible. We seek to limit the number of claim disputes with all parties through early intervention in the claims process. We use a proprietary system of internet-based tools and applications that enable our claims staff to concentrate on investigating submitted claims, to seek subrogation opportunities and to determine the actual amount of damages involved in each claim. This system allows the claims process to begin as soon as a claim is submitted.

Our workers’ compensation claims adjusters have an average of 16 years of experience and have teams located in nine different states. Each adjuster handles an average monthly pending caseload of approximately 160 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2014 and 2013, approximately 77% of our Small Commercial Business workers’ compensation claims were only for medical expenses with 23% of claims for medical expenses and lost wages.

As of December 31, 2014, approximately 1.5% of the 17,880 Small Commercial Business workers’ compensation claims reported for accident year 2009 were open, 2.0% of the 20,232 claims reported for accident year 2010 were open, 3.3% of the 23,880 claims reported for accident year 2011 were open, 5.9% of the 31,958 claims reported for accident year 2012 were open, 11% of the 45,342 claims reported for accident year 2013 were open and 40.9% of the 61,709 claims reported for accident year 2014 were open.

We maintain Small Commercial Business property and casualty claims operations in several of our domestic offices and the commercial package claims operation is separated into four processing units: casualty, property, cost-containment/recovery and a fast-track physical damage unit. As of December 31, 2014, we employed 202 property and casualty claim adjusters. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 109 claims.

As of December 31, 2014, our Small Commercial Business property and casualty claims were approximately 60% automobile and 9% property and inland marine with the remaining 31% involving general liability and umbrella losses compared to 59%, 8% and 33%, respectively, in 2013. At the end of 2014, 43% of the 14,832 claims reported in accident year 2014 remained open, while 22% and 11% of the 17,038 claims and 17,781 claims from 2013 and 2012, respectively, remained open (2013 and 2012 number of claims adjusted for the impact of acquisitions).

Our Small Commercial Business property and casualty claims adjusters have an average of 22 years of experience. Supervision of the adjusters is performed by our internal claims management, comprised of a staff that has an average of over 28 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors. Senior claims managers provide direct oversight on all claims with an incurred value of $50,000 or more. Any claim reserved or settled over $100,000 is reviewed by at least two levels of claim management including the Chief Claims Officer.

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

Specialty Risk and Extended Warranty

In our Specialty Risk and Extended Warranty segment we provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability. In 2011, we opened branch offices in Italy and Spain to support our European specialty risk business. Our model is focused on developing coverage plans by evaluating and analyzing historical product and industry data to establish appropriate pricing and contract terms and enhancing the profitability of the plans by limiting the frequency and severity of losses while delivering superior customer service. In 2013, we completed an acquisition of a managing agency that owns a Lloyd's property and casualty insurance syndicate that focuses on general insurance and provides access to Lloyd's underwriting platform for small brokers. We believe that our proprietary technology platform and strong industry expertise provide us a competitive advantage. We carefully select administrators with extensive industry knowledge and target industries and coverage plans that have demonstrated consistently favorable loss experience. Additionally, we utilize extensive historical claims data and detailed actuarial analysis to ensure our ability to more accurately forecast the frequency and severity of losses and draft restrictive, risk-specific coverage terms with clearly identified coverage restrictions to further reduce the level of losses. Our efficient and proactive claims management process enables us to ensure superior customer service, and if necessary, proactively adjust our premiums based on changes in actual loss experience. Our specialty risk business primarily covers the following risks:

•	legal expenses in the event of unsuccessful litigation;

•	property damage for residential properties;

•	home emergency repairs caused by incidents affecting systems, such as plumbing, wiring or central heating;

•	latent defects that materialize on real property after building or completion;

•	payment protection to insureds if they become unable to meet financial obligations under finance contracts;

•	guaranteed asset protection (“GAP”) to cover the difference between an insurer’s settlement and the asset value in the event of a total loss; and

•	general liability, employers’ liability, public liability, negligence of advisers and liability of health care providers and medical facilities.

Our extended warranty business covers selected consumer and commercial goods and other risks, including:

•	automotive;

•	consumer electronics and appliances;

•	commercial equipment; and

•	recreational vehicle and power sports.

We also serve as a third party administrator to provide claims handling and call center services to the consumer products and automotive industries in the U.S., Canada, Europe and Asia.

In connection with our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one month to 120 months depending on the type of product. Our U.S. warranty polices currently have an approximate term of 42 months, while our European warranty polices have an approximate term of 19 months and our European casualty policies have a term of 12 months. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services in the United States.

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

In 2014, approximately 64% of gross written premium for this segment originated internationally, while 36% originated in the United States. During 2014 and 2013, we derived over ten percent of our gross written premium in this segment from one broker.

Specialty Program

Our Specialty Program segment provides workers’ compensation, general liability, commercial auto liability, property coverage, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies whose business model and risk profile generally requires in-depth knowledge of a specific industry or sector focus in order to appropriately evaluate, price and manage the coverage risk. The type of risk covered by this segment is similar to the type of risk in our Small Commercial Business segment but also covers, to a small extent, certain higher risk businesses. We partner with managing general agents and other wholesale agents and claims administrators who have a strong track record and history underwriting certain types of risk and who, subject to our underwriting standards, originate and assist in managing a book of business and generally share in the portfolio risk. Our products and underwriting criteria often entail customized coverage, loss control and claims services as well as risk sharing mechanisms. The coverage is offered through accounts with various agents to multiple insureds.

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

As of December 31, 2014, we underwrote 119 programs through 47 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 37%, 32% and 27% of this business in 2014, 2013 and 2012, respectively. Other liability insurance comprised approximately 29%, 36% and 35% of this business in 2014, 2013 and 2012, respectively. Commercial auto liability and physical damage insurance combined comprised approximately 12%, 15% and 19% of this business in 2014, 2013 and 2012, respectively. Excess workers' compensation insurance comprised approximately 13%,

8% and 11% of this business in 2014, 2013 and 2012, respectively. During 2014 and 2013, we derived over ten percent of our gross written premium in this segment from one program.

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

Geographic Diversity

Our insurance subsidiaries domiciled in the United States are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance, including service contract reimbursement coverages related to our Specialty Risk and Extended Warranty segment, in 50 states, the District of Columbia and Puerto Rico, and in the year ended December 31, 2014, we wrote commercial property and casualty in 50 states and the District of Columbia.

The table below identifies, for the year ended December 31, 2014, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended December 31, 2014, 2013 and 2012.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2014	2013	2012
California	25.7%	23.8%	17.3%
New York	15.8	14.3	11.3
Florida	9.8	8.6	10.2
New Jersey	6.1	5.8	6.6
Illinois	5.5	6.5	7.6
Georgia	4.1	4.2	5.5
Pennsylvania	3.0	4.5	3.9
Texas	2.6	2.9	3.8
Nevada	1.8	1.6	1.4
Connecticut	1.6	1.9	1.3
All Other States and the District of Columbia	24.0	25.9	31.1
	100.0%	100.0%	100.0%

(1)	Direct premiums consist of gross premiums written other than premiums assumed.

Through our insurance subsidiaries, we are licensed to provide specialty risk and extended warranty coverage in 50 states and the District of Columbia, and in Ireland and the United Kingdom, and pursuant to European Union law, certain other European Union member states. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed.

Based on coverage plans written or renewed in 2014, 2013 and 2012, the European Union accounted for approximately 57%, 72% and 72%, respectively, of our Specialty Risk and Extended Warranty business and in 2014, the United Kingdom, Italy and France accounted for approximately 43%, 20% and 6%, respectively, of our European Specialty Risk and Extended Warranty business. For a discussion of the various risks we face related to our foreign operations, see "Item 1A. Risk Factors."

The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2014.

Percentage of Specialty Risk and Extended Warranty Direct Gross Written Premiums by Country(2)

	Year Ended December 31,
Country	2014	2013	2012
United States	35%	27%	28%
United Kingdom	28	32	26
Italy	14	20	29
France	4	5	5
Sweden	2	3	3
Other	17	13	9
Total	100%	100%	100%

(2)	Direct premiums consist of gross premiums written other than premiums assumed.

The table below shows the distribution by state of our direct written premiums in our Specialty Program segment.

Percentage of Specialty Program Direct Gross Written Premiums by State(3)

	Year Ended December 31,
State	2014	2013	2012
California	38%	39%	35%
New York	21	22	27
New Jersey	6	7	6
Florida	5	4	4
Texas	4	3	3
Georgia	2	2	2
Illinois	2	2	2
Pennsylvania	2	2	2
Arizona	1	1	1
Washington	1	1	1
All other States and the District of Columbia	18	17	17
Total	100%	100%	100%

(3)	Direct premiums consist of gross premiums written other than premiums assumed.

Acquisitions and Strategic Investments

We have grown at an above-industry average rate through a combination of organic growth and strategic acquisitions of other companies or selected books of businesses. We have balanced our opportunistic acquisition strategy with a conservative approach to risk. We will continue to evaluate the acquisition of companies, distribution networks and renewal rights, and other alternative types of transactions as they present themselves. We seek transactions that we believe can be accretive to earnings and return on equity. The following is a summary of our major acquisition and strategic investment activity during 2014 and 2013.

Comp Options Insurance Company, Inc.

On October 1, 2014, we acquired Comp Options Insurance Company, Inc. ("Comp Options"), a Florida-based workers' compensation insurer, from an affiliate of Blue Cross & Blue Shield of Florida, for approximately $34.3 million in cash. Comp Options offers workers' compensation insurance to small businesses with low-hazard risk profiles in the state of Florida. As a result of this acquisition, we recorded approximately $18.6 million of written premium and $1.0 million of service and fee income for the year ended December 31, 2014.

Tower Renewal Rights Agreement

In January 2014, we entered into a cut through quota share reinsurance agreement (the "Cut Through Reinsurance Agreement") with Tower Group International, Ltd. ("Tower") to provide a 100% quota share for a majority of Tower's in force commercial lines policies and most new and renewal commercial lines business. At the inception of the Cut Through Reinsurance Agreement, we initially assumed $174 million of unearned premium. During 2014, we assumed approximately $475 million of premium through the Cut Through Reinsurance Agreement. In conjunction with ACP Re, Ltd.'s (“ACP Re”) merger with Tower, on September 15, 2014, we entered into various agreements with Tower including, primarily, a renewal rights agreement and a quota share reinsurance agreement. Based on the terms of the renewal rights agreement, we are required to pay a maximum amount of $30 million over a three year period based on 3% of gross written premium of the Tower commercial lines business. The quota share reinsurance agreement allows us to reinsure 100% of all losses for Tower’s new and renewal commercial lines business written after September 15, 2015. The quota share agreement replaced the Cut Through Reinsurance Agreement. As a result of the renewal rights transaction, we wrote approximately $133 million of gross written premium for the year ended December 31, 2014. Additionally, we loaned ACP Re $125 million to finance their purchase of Tower.

The Insco Dico Group

On January 3, 2014, we completed the acquisition of Insco Insurance Services, Inc. ("Insco Dico") and its subsidiaries for a purchase price of approximately $88.7 million. Insco Dico's subsidiaries include Developers Surety and Indemnity Company and Indemnity Company of California, which offer surety insurance to developers and contractors in all 50 states with California as the largest state. In addition, Insco Dico's subsidiary, Builders Insurance Services, markets general liability insurance policies to contractors in several states in the western region of the U.S. As a result of this acquisition, we recorded approximately $55.5 million of written premium and $3.7 million of fee income for the year ended December 31, 2014.

Sagicor Europe Limited

On December 23, 2013, we, through one of our subsidiaries, completed the acquisition of Sagicor Europe Limited (“Sagicor”) and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited, from Sagicor Financial Corporation for approximately $93 million. Sagicor Europe Limited and Sagicor at Lloyd's Limited subsequently changed their names to AmTrust Lloyd's Holdings Limited and AmTrust at Lloyd's Limited, respectively. AmTrust at Lloyd's Limited is a managing agency and owner of Lloyd's property/casualty insurance syndicate 1206 with stamp capacity of $330 million and Lloyd's life insurance syndicate 44 with stamp capacity of $16.5 million. As a result of this acquisition, we recorded approximately $322.8 million of written premium for the year ended December 31, 2014.

Mutual Insurers Holding Company

On May 13, 2013, we completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries for approximately $49 million. MIHC's primary operating subsidiary, First Nonprofit Insurance Company (“FNIC”), is a provider of property and casualty insurance products to nonprofit organizations in the U.S. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by us. As a result of this acquisition, we recorded approximately $58.1 million and $32.1 million of written premium for the years ended December 31, 2014 and 2013, respectively.

AMTCS Holdings, Inc.

On May 3, 2013, we, through our wholly-owned subsidiary AMT Warranty Corp., completed the acquisition of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom, for approximately $40 million. CPPNA subsequently changed its name to AMTCS Holdings, Inc. (“AMTCS”). AMTCS provides administrative services for consumer protection products in the United States, including identity theft protection and warranties related to credit card purchases, to customers of AMTCS's financial services partners. As a result of this acquisition, we recorded approximately $58.4 million and $44.5 million of fee income during the years ended December 31, 2014 and 2013, respectively.

Sequoia Insurance Company

On April 19, 2013, we completed the acquisition of all the issued and outstanding shares of common stock of Sequoia Insurance Company and its subsidiaries (“Sequoia”) for approximately $60 million. Sequoia offers low hazard, property/casualty insurance products, including workers' compensation and commercial package insurance, to small businesses in several western states, with

California representing Sequoia's largest market. As a result of this acquisition, we recorded approximately $68.3 million and $79.7 million of written premium for the years ended December 31, 2014 and 2013, respectively.

Car Care

On February 28, 2013, we, through our wholly-owned subsidiary AmTrust International Limited (formerly known as IGI Group Limited, "AIL") acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited (“CCPH”) from Ally Insurance Holdings, Inc (“AIH”). CCPH is an administrator, insurer and provider of auto extended warranty, GAP, Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited (“MICL”), a United Kingdom based insurer. CCPH has operations in the United Kingdom, Europe, China, North America and Latin America. We paid $72 million for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) entered into certain other agreements, including a transition services agreement, pursuant to which AIH provides certain transitional services to AIL and us, and two reinsurance agreements, pursuant to which affiliates of AIH reinsure certain insurance contracts of such affiliates with affiliates of AIL. As a result of this acquisition, we recorded approximately $110.8 million and $98.9 million of written premium for the years ended December 31, 2014 and 2013, respectively, and recorded $42.4 million and $31.6 million of fee income for the years ended December 31, 2014 and 2013, respectively.

AHL

AmTrust Holdings Luxembourg S.A.R.L (“AHL”), a holding company that purchases Luxembourg reinsurance companies that allow us to obtain the benefit of the reinsurers’ capital and utilization of their existing and future loss reserves through a series of reinsurance arrangements with one of our subsidiaries, acquired Atlas COPCO Reinsurance S.A. and Re'A Fin S.A. in 2013. These transactions and the result of our utilization of the reinsurers’ equalization reserves are included in our Specialty Risk and Extended Warranty segment and are more fully described in "Significant Acquisitions" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

Investment in National General Holdings Corp.

We have a 13.2% ownership interest in National General Holdings Corp. ("NGHC"). NGHC is publicly-held insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and writes consumer property and casualty insurance business through independent agents for automobiles. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. NGHC's two largest stockholders are The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of our Board of Directors and the father-in-law of Barry D. Zyskind, our Chief Executive Officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman of the board of directors of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in NGHC under the equity method as we have the ability to exert significant influence on NGHC's operations. We recorded approximately $28.4 million, $11.6 million and $9.3 million of income during the years ended December 31, 2014, 2013 and 2012, respectively, related to our equity investment in NGHC.

Master Services Agreement

We provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus our costs for development and support services. In addition, we provide NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We recorded approximately $25.6 million, $24.2 million and $14.4 million of fee income for the years ended December 31, 2014, 2013 and 2012, respectively, related to this agreement. Additionally, we provided certain consulting services to NGHC related to Luxembourg-domiciled reinsurance entities in 2014, for which we received $1.1 million for the year ended December 31, 2014.

Asset Management Agreement

We manage the assets of NGHC and certain of its subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We currently manage approximately $1.4 billion of assets as of December 31, 2014 related to this agreement. As a result of this agreement, we earned approximately $2.0 million, $1.7 million and $1.5 million of asset management fees for the years ended December 31, 2014, 2013 and 2012, respectively.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $28.7 million, $25.9 million and $15.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $16.4 million.

Life Settlement Contracts

We currently have a 50% ownership interest in each of four entities for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the other 50%. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The entities (collectively, the “LSC Entities”) are:

•Tiger Capital LLC (“Tiger”);
•AMT Capital Alpha, LLC (“AMT Alpha”);
•AMT Capital Holdings, S.A. (“AMTCH”); and
•AMT Capital Holdings II, S.A. (“AMTCH II”).

The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide certain actuarial and finance functions related to the LSC Entities. In conjunction with our 13.2% ownership percentage of NGHC, we ultimately receive 56.6% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

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

Total capital contributions of $36.1 million and $70.8 million were committed to the LSC Entities during the years ended December 31, 2014 and 2013, respectively, of which our proportionate share was $17.9 million and $35.4 million in those same periods. $1.3 million of this $17.9 million capital contribution was funded in January 2015. The LSC Entities used the contributed capital to pay premiums and purchase policies. Our investments in life settlements and premium finance loans were approximately $264.5 million and $233.0 million as of December 31, 2014 and 2013, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded a gain on investment in life settlement contracts net of profit commission of approximately $12.3 million, $3.8 million and $13.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Reinsurance

Reinsurance is a transaction between insurance companies in which the original insurer, or ceding company, remits a portion of its policy premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the insured policies’ risk. Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company. Under these “quota share reinsurance” arrangements, the ceding company transfers, or cedes, a percentage of the risk under each policy within the covered class or classes of business to the reinsurer and recovers the same percentage of the ceded loss and loss adjustment expenses. The ceding company pays the reinsurer that same percentage of the insurance premium on the ceded policies, less a ceding commission. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” The assuming company provides this indemnification for a premium, usually determined as a percentage of the ceding company’s insurance premiums for the covered class or classes of business. This arrangement is known as “excess of loss reinsurance.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company.

We believe reinsurance is a valuable tool to appropriately manage the risk inherent in our insurance portfolio as well as to enable us to reduce earnings volatility and generate stronger returns. We also utilize reinsurance agreements to increase our capacity to write a greater amount of profitable business. Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the total aggregate of losses that we may incur as a result of a covered loss event.

The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. For a more detailed description of our reinsurance arrangements, including our quota share reinsurance agreement with Maiden Reinsurance Ltd. (“Maiden Reinsurance”), formerly known as Maiden Insurance Company Ltd., (the “Maiden Quota Share”), see “Reinsurance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

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

•
Annual Incurred Development (Use of AmTrust Factors). Yearly incurred loss development factors are derived from our historical, cumulative incurred losses by accident year. These factors are then applied to the latest actual incurred losses and DCC by year to estimate ultimate losses and DCC.

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

As of December 31, 2014, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $1,533.3 billion, of which $55.3 million was reserves resulting from our participation in mandatory pooling arrangements, as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

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

Of the two methods above, the use of industry loss development factors has consistently produced higher estimates of workers’ compensation losses and DCC expenses. The table below shows this higher estimate, along with the lower estimate produced by our monthly factors as of December 31, 2014:

(Amounts in Millions)	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$2,149.7	$55.3	$2,205.0
Gross reserve	2,390.6	55.3	2,445.9
Higher estimate	2,566.9	55.3	2,622.2
Net Workers’ Compensation Reserves:
Lower estimate	$1,331.3	$55.3	$1,386.6
Net reserve	1,478.0	55.3	1,533.3
Higher estimate	1,585.5	55.3	1,640.8

The higher estimate would increase net reserves by $107.5 million and reduce net income and stockholders’ equity by $69.8 million. The lower net estimate would decrease net reserves by $146.7 million and increase net income and stockholders equity by $95.4 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments made.

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

Specialty Risk and Extended Warranty

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2014 and 2013 were $1,089.0 million and $1,026.4 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2014 of $54.5 million before tax and $35.4 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $54.5 million before tax and $35.4 million after tax.

Specialty Risk and Extended Warranty claims are usually paid quickly, development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, which refers to amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2014 and 2013 for our Specialty Risk and Extended Warranty segment was $375 million and $321 million, respectively. The increase in the net IBNR resulted primarily from an increase of written premium. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

There is generally more uncertainty in the unearned premium reserve than in the IBNR reserve in our Specialty Risk and Extended Warranty segment because warranty is short-duration business. Claims are generally reported immediately after they occur and are closed within months of reporting. In the Specialty Risk and Extended Warranty segment, the reserve for unearned premium is, in general, an estimate of our liability for projected future losses emanating from the unearned portion of written policies and is inherently more uncertain. Approximately 69% of polices written have policy terms exceeding one year and currently range between 13 months and 120 months. A portion of these policies are not earned evenly over the contract period but over the period of risk in proportion to the amount of insurance protection provided. As of December 31, 2014, we had unearned premium of approximately of $749.5 million on these policies. An upward/downward movement of 5% on the entire pool of the earn out pattern for these policies would result in an increase/decrease in unearned premium of approximately $37.5 million. In 2014, we had no material changes to prior period estimates of these claim patterns. Our liability for return of unearned premium is not significant.

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

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. We have assumed, on average, a uniform incidence of claims for all contracts combined, based on our review of contract provisions and claim history. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2014 and 2013 for our Specialty Risk and Extended Warranty segment was $1,086.3 million and $1,027.0 million, respectively. Although we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

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
a

In 2008, we acquired retail commercial package business in connection with our acquisition of a subsidiary of Unitrin, Inc. (“UBI”). We were able to access UBI’s historical loss data for analysis of that business. Additionally, the claims adjusting has remained stable. As such, we are in the process of developing our own development patterns without the use of industry factors. Similar methods involved in determining reserves are consistent as described above for other property and casualty business.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2014, 2013 and 2012, reflecting changes in losses incurred and paid losses:

(Amounts in Thousands)	2014	2013	2012
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$4,368,234	$2,426,400	$1,879,175
Less: Reinsurance recoverables at beginning of year	1,739,689	1,180,212	972,392
Net balance, beginning of year	2,628,545	1,246,188	906,783
Incurred related to:
Current year	2,324,062	1,486,418	909,818
Prior year	18,557	30,943	12,857
Total incurred losses during the year	2,342,619	1,517,361	922,675
Paid losses and LAE related to:
Current year	(886,724)	(617,539)	(406,238)
Prior year	(554,495)	(335,621)	(285,479)
Total payments for losses and LAE	(1,441,219)	(953,160)	(691,717)
Commuted loss reserves	—	—	91,529
Acquired outstanding loss and loss adjustment reserve	71,755	807,592	13,137
Effect of foreign exchange rates	(86,939)	10,564	3,781
Net balance, December 31	3,514,761	2,628,545	1,246,188
Plus reinsurance recoverables at end of year	2,149,444	1,739,689	1,180,212
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$5,664,205	$4,368,234	$2,426,400
Gross loss reserves by segment:
Small Commercial Business	$2,854,380	$1,982,977	$1,266,261
Specialty Risk and Extended Warranty	1,669,293	1,537,887	605,366
Specialty Program	1,126,435	817,272	524,928
Personal Lines Reinsurance - Run off	14,097	30,098	29,845
	$5,664,205	$4,368,234	$2,426,400

For the years ended December 31, 2014, 2013 and 2012, our gross reserves for loss and loss adjustment expenses were $5,664.2 million, $4,368.2 million, and $2,426.4 million, of which our IBNR reserves constituted 49.6%, 42.4% and 34.5%, respectively.

Loss Development

The table below shows the net loss development for business written each year from 2004 through 2014. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a general accepted accounting principles (“GAAP”) basis.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $84.9 million as of December 31, 2004, by December 31, 2006 (two years later), $25.1 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2004.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2004 is reserved for $4.0 million as of December 31, 2004. Assuming this claim estimate was changed in 2013 to $4.4 million, and was settled for $4.4 million in 2013, the $0.4 million deficiency would appear as a deficiency in each year from 2004 through

2012. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
(Amounts in Thousands)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$84,919	$150,340	$251,678	$517,365	$509,656	$530,070	$592,660	$906,783	$1,246,188	$2,628,545	$3,514,761
Net reserve estimated as of
One year later	83,957	150,854	253,767	516,821	504,829	538,016	604,302	919,640	1,277,132	2,647,102
Two years later	83,293	150,516	215,465	519,346	490,379	540,723	641,557	961,013	1,345,776
Three years later	82,906	122,601	221,362	518,877	491,613	559,251	669,883	1,003,525
Four years later	70,146	120,975	220,505	515,427	497,276	565,322	675,608
Five years later	71,012	121,716	216,830	517,866	493,967	557,913
Six years later	70,078	120,618	216,922	519,462	485,820
Seven years later	69,499	120,582	215,805	514,978
Eight years later	69,383	119,915	213,571
Nine years later	69,071	118,333
Ten years later	68,137
Net cumulative redundancy (deficiency)	16,782	32,007	38,107	2,387	23,836	(27,843)	(82,948)	(96,742)	(99,588)	(18,557)

	Year Ended December 31,
(Amounts in Thousands)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	$14,436	$24,050	$38,010	$141,992	$102,644	$158,737	$253,309	$354,768	$333,460	$554,495
Two years later	25,113	35,894	83,671	184,875	182,260	291,824	426,656	536,346	596,343
Three years later	33,049	49,625	98,495	229,227	261,397	388,821	516,315	686,421
Four years later	39,855	53,853	109,422	270,522	311,112	434,906	600,057
Five years later	42,628	55,885	116,282	295,135	331,733	476,843
Six years later	42,983	57,094	122,185	303,689	352,925
Seven years later	43,549	59,280	125,518	315,072
Eight years later	44,772	60,424	127,588
Nine years later	45,311	61,372
Ten years later	45,690
Net reserve – December 31,	84,919	150,340	251,678	517,365	509,656	530,070	592,660	906,783	1,246,188	2,628,545	3,514,761
Reinsurance Recoverable	14,445	17,667	44,127	258,027	504,404	561,874	670,877	972,392	1,180,212	1,739,689	2,149,444
Gross reserves – December 31,	99,364	168,007	295,805	775,392	1,014,060	1,091,944	1,263,537	1,879,175	2,426,400	4,368,234	5,664,205
Net re-estimated reserve	68,137	118,333	213,571	514,978	485,820	557,913	675,608	1,003,525	1,345,776	2,647,102
Re-estimated reinsurance recoverable	11,590	13,906	37,446	256,836	480,814	591,387	764,772	1,059,640	1,274,528	1,782,568
Gross re-estimated reserve	79,727	132,239	251,017	771,814	966,634	1,149,300	1,440,380	2,063,165	2,620,304	4,429,670
Gross cumulative redundancy (deficiency)	19,637	35,768	44,788	3,578	47,426	(57,356)	(176,843)	(183,990)	(193,904)	(61,436)

In 2014 and 2013, our liabilities for unpaid loss and LAE attributable to prior years increased by $18.6 million and $30.9 million, respectively, due to higher actuarial estimates based on actual losses.

Investments

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment.

	December 31, 2014		December 31, 2013
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,088,975	19.7%	$930,461	22.4%
Time and short-term deposits	63,916	1.2	114,202	2.7
U.S. treasury securities	43,870	0.8	110,345	2.7
U.S. government agencies	13,538	0.2	10,489	0.3
Municipals	482,041	8.7	446,183	10.7
Foreign government	112,731	2.0	160,105	3.8
Commercial mortgage back securities	38,685	0.7	28,566	0.7
Residential mortgage backed securities:
Agency backed	975,782	17.7	423,137	10.2
Non-agency backed	22,503	0.4	6,749	0.2
Asset-backed securities	710	—	6,120	0.1
Corporate bonds	2,563,414	46.6	1,909,242	45.9
Preferred stocks	3,506	0.1	1,506	—
Common stocks	104,287	1.9	13,642	0.3
	$5,513,958	100.0%	$4,160,747	100.0%

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2014, our foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2014 and 2013, as rated by Standard and Poor’s.

	2014	2013
U.S. Treasury	1.0%	4.7%
AAA	6.7	11.6
AA	39.0	34.8
A	27.9	23.8
BBB, BBB+, BBB-	23.4	23.3
BB, BB+, BB-	1.6	1.5
B, B+, B-,	0.1	0.2
Other	0.3	0.1
Total	100.0%	100.0%

Our equity investments constitute approximately 2.0% of our investment portfolio and are generally split into two types of investment categories. One category consists mainly of large capitalized companies, for which the individual investments are generally liquid in nature and their market prices are typically reflective of their value. The second category is small capitalized companies with an average market capitalization of approximately $400 million, most without widespread distribution or trading of shares. We have invested in this second category of securities in which we believe true value is not properly reflected in the market price and where a catalyst, or event, will send the market price toward our estimate of true value. We typically have a holding period of 36 months for these equity securities. This catalyst, in many instances, takes up to 24 months to occur. Sometimes, a catalyst that does not occur soon after our initial investment requires the passage of another operating cycle, and the 24 month time frame allows for these types of situations. These equity securities tend to be relatively unknown stocks that have less trading volume than well-known or larger capitalized stocks and can, therefore, experience significant price fluctuations without fundamental reasons. These price fluctuations can be large on a percentage basis because many stocks in this category are also low-priced stocks that are often distressed or in a turnaround phase. We believe that in down markets, equity securities with lower turnover are more heavily penalized by the market, even when the underlying fundamentals of the security have held up. Therefore, we believe, and our experience bears out, that, for investments in small cap stocks, an unrealized loss of 35% or less is not necessarily indicative of a fundamental problem with the issuer. Prices of lower turnover stocks can also react significantly to a catalyst or an event that causes market participants to take an interest. When the market participants’ interest increases in an equity security, causing trading volume and market bid to increase, we typically seek to exit these positions. For these reasons, we generally consider certain equity investments in this small capitalization category to be other than temporarily impaired when the investment is in an unrealized loss position in excess of 35% of cost basis for greater than 24 months.

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

Our significant operating Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”), has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to these Bermuda subsidiaries or to any of their operations, shares, debentures or obligations until March 31, 2035; provided that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by our Bermuda subsidiaries in respect of real property or leasehold interests in Bermuda held by them. Our Bermuda subsidiaries may be subject to any such tax after March 31, 2035.

During 2012, AII made a Section 953(d) election.  This election, which became effective starting January 1, 2012, means that for U.S. federal income tax purposes, AII is now treated as a U.S. corporation that is subject to tax and is included in our consolidated U.S. tax return. The other remaining significant Bermuda operations are not currently subject to taxation in the U.S.  These operations meet certain legislative exceptions in the Internal Revenue Code that allow for deferral of taxation on the earnings generated by these operations until such earnings are repatriated to the U.S.

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

Insurance companies are subject to an insurance premium tax in the form of a stamp duty charged at 3% of certain premium income. It applies to general insurance business, other than:

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

Luxembourg

We have eleven Luxembourg-based subsidiaries. AmTrust Insurance Luxembourg S.A., our non-life insurance company, is owned by AmTrust Equity Solutions, Ltd. AHL, a Luxembourg holding company, is owned by AII, our Bermuda insurance company. AHL owns all of the issued and outstanding stock of our seven Luxembourg-domiciled reinsurance companies. The reinsurance companies have accumulated equalization reserves, which are catastrophe reserves in excess of required reserves that are determined by a formula based on the volatility of the business reinsured. Because AII is an insurance company with the ability to cede premiums and losses, the reinsurance companies are well-positioned to either maintain or utilize their equalization reserves. Luxembourg does not impose any income, corporation or profits tax on AHL or its subsidiaries provided sufficient premium and/or associated losses cause the equalization reserves to be either maintained or exhausted. However, if the reinsurance companies cease to write business or are unable to utilize their equalization reserves, they will ultimately recognize income that will be taxed by Luxembourg at a rate of approximately 30%. To mitigate any potential tax liability, we restructured our Luxembourg operations by entering a fiscal unity structure for Luxembourg tax purposes. AHL entered into a common agreement, effective January 1, 2013, to benefit from the fiscal unity regime present in Luxembourg. Under the agreements, AHL and the Luxembourg reinsurance companies will benefit as any tax losses accrued by any members of the fiscal unity group will be available to offset any taxable profits to be realized by any other members of the group including, but not limited to, any income as a result of the reduction in the equalization reserves.

All of the Luxembourg-domiciled entities are subject to a Net Wealth Tax of 0.5% on their net wealth based on prescribed valuation methods.

Dividend payments made by AmTrust Insurance Luxembourg S.A. or AHL to their respective parent companies are subject to withholding taxes of 15%.

For U.S. federal income tax purposes, AmTrust Insurance Luxembourg S.A., AHL and all of its subsidiaries are controlled foreign corporations and their earnings generally are included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Luxembourg income tax paid on such earnings.

United Kingdom

AIL, a company incorporated in the United Kingdom, is managed and controlled in the U.K. and, therefore, is treated as a resident in the U.K. for U.K. tax purposes and subject to corporation tax on its worldwide profits (including revenue profits and capital gains). AIL is a holding company of 44 subsidiaries, of which 26 are domiciled and managed in the U.K. Earnings derived by AIL and its U.K. domiciled subsidiaries are subject to British corporation tax at the rate of 21% from April 1, 2014 and 20% from April 1, 2015.

AIL's subsidiaries domiciled outside of the U.K. are subject to taxation in their respective countries. All of the foreign subsidiaries are treated as separate legal and taxing bodies that are not taxed in the U.K. These subsidiaries are located in Spain, Italy, Brazil, Germany, Singapore, Malaysia, Indonesia, India, Russia, Ireland, Cayman Island, and China.

For U.S. federal income tax purposes, AIL and all of its subsidiaries are controlled foreign corporations and their earnings are generally deferred from inclusion in our U.S. federal taxable income. If a portion of the earnings is either deemed repatriated or actually repatriated, a credit against U.S. federal income tax liability is available for any local income taxes paid on such earnings.

AIL may pay dividends to its parent free of U.K. withholding tax. Dividends paid to AIL from its subsidiaries could be subject to potential withholding taxes from the countries in which the subsidiaries are domiciled. The withholding rates are subject to provisions within the double tax treaties. In the current structure of AIL, dividends paid by its indirectly owned China entity would be subject to a 5% withholding tax. Dividends paid by its indirectly owned Russia entity would be subject to a 5% withholding tax, and dividends paid by its indirectly owned Indonesia entity would be subject to a 10% withholding tax.

We do not expect AmTrust or any of its subsidiaries, other than AIL and its U.K. subsidiaries, to be resident in the U.K. for tax purposes unless the central management and control of such companies is, as a matter of fact, located in the U.K. A company not resident in the U.K. for tax purposes can be subject to corporation tax if it carries on a trade through a branch or agency in the U.K. or disposes of certain specified assets (e.g., land, minerals, or mineral rights, or unquoted shares deriving the greater part of their value from such assets). In such cases, the charge to corporation tax is limited to trading income connected with the branch or agency, capital gains on the disposal of assets used in the branch or agency which are situated in the U.K. at or before the time of disposal, capital gains arising on the disposal of specified assets, with tax imposed at the rates discussed above, plus U.K. income tax (generally by way of withholding) on certain U.K. source income.

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

United States

As of December 31, 2014, we had fifteen operating insurance subsidiaries domiciled in the United States: AmTrust Insurance Company of Kansas, Inc. (“AICK”), Associated Industries Insurance Company, Inc., AmTrust Lloyd’s Insurance Company of Texas (“ALIC”), Comp Options, Developers Surety and Indemnity Company, First Atlantic Title Insurance Corp., FNIC, Indemnity Company of California, Milwaukee Casualty Insurance Co. (“MCIC”), Rochdale Insurance Company (“RIC”), Sequoia Insurance Company (“SIC”), Sequoia Indemnity Company (“SID”), Security National Insurance Company (“SNIC”), Technology Insurance Company, Inc, ("TIC"), and Wesco Insurance Company (“WIC”) (the “U.S. Insurance Subsidiaries”).

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

Dividends

Our U.S. Insurance Subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, the maximum amount of dividends that the U.S. Insurance Subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. Also, most states restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. Lastly, state insurance regulators may limit or restrict an insurance company’s ability to pay stockholder dividends as a condition to issuance of a certificate of authority or as a condition to approval of a change of control, or for other regulatory reasons.

Change of Control

State insurance holding company laws require advance approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre- and post-notification to the insurance departments of a change of control of certain non-

domestic insurance companies licensed in those states, as well as post-notification of a change of control of certain agencies and third party administrators.

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

State insurance laws and insurance departments also regulate investments that insurers are permitted to make. Limitations are placed on the amounts an insurer may invest in a particular issuer, as well as the aggregate amount an insurer may invest in certain types of investments. Certain investments (such as real estate) are prohibited by certain jurisdictions. Each of our domiciliary states has its own regulations and limitations on the amounts an insurer may invest in a particular issuer and the aggregate amount an insurer may invest in certain types of investments. In general, investments may not exceed a certain percentage of surplus, admitted assets or total investments. To ensure compliance in each state, we review our investment portfolio quarterly based on each state’s regulations and limitations.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulatory framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. In December 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act (“Model Act 440”) and the Insurance Holding Company System Model Regulation (the “Model Regulation 450”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. Model Act 440 and Model Regulation 450 impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk. For example, Model Act 440 requires the insurance companies to submit an enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer, the requirements of which are outlined in Model Regulation 450 under “Form F.” This filing is submitted annually with the insurance company’s Form B holding company registration statement. In addition, the Model Act 440 and Model Regulation 450 require any controlling person of a domestic insurer seeking to divest its controlling interest to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner. Model Act 440 and Model Regulation 450 have been adopted in all the states in which our U.S. Insurance Companies are domiciled. Additionally, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act, which requires insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report is required to be filed in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency. Also, as part of the Solvency Modernization Initiative, the NAIC has adopted the Corporate Governance Annual Filing Model Regulation and Corporate Governance Annual Disclosure Model Act to become effective in 2016 that will require us to file a confidential report prepared by the insurer or insurance group, the purpose of which is to provide the most relevant information necessary to permit state regulators to gain an understanding of the corporate governance structure, policies and practices utilized by the insurer.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO was initially charged with monitoring certain aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In 2013, the FIO issued a report entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which recommended that Congress consider direct federal involvement should the states fail to accomplish necessary modernization reforms in the near term.The FIO continues to support the current state-based regulatory regime, but may consider federal regulation should the states fail to take steps to greater uniformity.

In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by the Financial Stability Oversight Council as “systemically important.” In such a case, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact its capital, liquidity and leverage requirements as well as its business and investment conduct.

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

The Terrorism Risk Insurance Act (“TRIA”), as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), requires that commercial property and casualty insurance companies offer coverage (with certain exceptions, such as with respect to commercial auto liability) for certain acts of terrorism and has established a federal assistance program through the end of 2020 to help such insurers cover claims for terrorism-related losses. TRIA covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, pursuant to TRIPRA, no certified act of terrorism will be covered by the TRIA program unless the aggregate insurance industry losses from the act exceed $100 million (increasing $20 million per year to $200 million in 2020). Under TRIPRA, the federal government covers 85% (decreasing 1% per year to 80% in 2020) for acts of the losses from covered certified acts of terrorism on commercial risks in the United States only, in excess of a deductible amount. This deductible is calculated as a percentage of an affiliated insurance group’s prior year premiums on commercial lines policies (with certain exceptions, such as commercial auto policies) covering risks in the United States. This deductible amount is 20% of such premiums.

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

Company	State Insurance Department	Years of Examination
TIC	New Hampshire	2010-2013
RIC	New York	2009-2013
SIC	California	2009-2013
SID	Nevada	2009-2013
COIC	Florida	2009-2013

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time. The following is a list of insurance companies that have scheduled or ongoing market conduct reviews and the periods under examination:

Company	State Insurance Department	Period of Examination
TIC	California	2013

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance Subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2014, each of our U.S. Insurance Subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them, or participating in national and state reinsurance pools managed by a Plan Administrator where the results of all policies provided through these administered pools are shared by the participating companies. Currently, our U.S. Insurance Subsidiaries satisfy their residual market obligations by participating in the administered pools. None of our U.S. Insurance Subsidiaries issues policies to employers assigned to them except to the extent that TIC acts as a servicing carrier for workers’ compensation assigned risk plans in multiple states (“Assigned Risk Plans”) administered by NCCI, ICRB/CIS and AON.

Coverage provided by the Assigned Risk Plans is offered through servicing carriers, which issue policies to employers assigned to them by the Assigned Risk Plan’s administrator. Polices issued pursuant to the Assigned Risk Plans are 100% reinsured by the administered pools, which are funded by assessments on insurers which write workers’ compensation insurance in the states which participate in the pools.

As noted above, TIC acts as a servicing carrier for the Assigned Risk Plans. Servicing carrier contracts are generally awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the NCCI pools.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $5.7 million, $2.8 million and $2.7 million from such state-managed trust funds in 2014, 2013 and 2012, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2014, 2013 and 2012 was approximately $14.6 million, $11.7 million and $8.8 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The insurance departments in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 150% of an insurance company’s authorized control level risk-based capital. At December 31, 2014, our U.S. Insurance Subsidiaries’ risk-based capital levels exceeded the minimum level that would trigger regulatory attention.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside of the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures.

In 2014, three of our U.S. Insurance Subsidiaries, SNIC, TIC and WIC, had four or more ratios departing from the usual values. All three of these subsidiaries had unusual values for net written premium, which resulted from increased premium writings due to premium related to the Tower business and our expansion in the state of California. The investment yields were below the usual range in SNIC and TIC because their respective investment portfolios contained a high concentration of shorter duration, higher quality investments, for which interest rates have remained low compared to historical averages. All three subsidiaries had unusual values for gross change in policyholders' surplus. In addition, SNIC had an unusual value for change in adjusted policyholders' surplus. These two unusual values resulted from increased underwriting income due to additional premium described above and capital contributions to support the increase in premium writing. TIC's and WIC's other two and three unusual values, respectively, were caused by our intercompany reinsurance structure. Our intercompany reinsurance structure, by which TIC cedes 70% of written premium to AII and 10% to another affiliate, and WIC cedes 20% of written premium to TIC and 70% of written premium to AII, causes certain IRIS ratios to generate results that are outside of the usual ranges:

•
Adjusted Liabilities to Liquid Assets - for purposes of calculating this ratio, insurance companies are required to adjust total liabilities by that portion of premium receivables that are classified as “deferred and not yet due.” However, there is no corresponding offset to liquid assets for current receivables, which are known as “Uncollected premiums and agents balance in the course of collections.” WIC/TIC’s liabilities associated with its reinsurance structure (e.g., reinsurance payable or funds held under reinsurance agreements) are based on WIC/TIC’s full amount of written premium, but WIC/TIC does not receive credit in the calculation for current receivables as a liquid asset.

•	Gross Agent’s balance (in collection) to Policyholder Surplus - WIC/TIC’s policyholder surplus is maintained at a level sufficient for its net retained premium, as opposed to gross premium.

•
Surplus Aid to Policyholder Surplus - This ratio compares ceding commissions on unearned ceded reinsurance premiums to the insurance company’s policyholder surplus. If a large portion of policyholder surplus is dependent on surplus aid (and the insurance company’s continued participation in its existing reinsurance treaties), there could be an impact on the insurance company’s solvency. The NAIC considers a ratio above 15% to be unusual and WIC’s ratio in 2014 was 26%. Within our intercompany reinsurance structure, WIC only retains 10% of its written premium, thereby generating a large amount of ceding commission on unearned premium and inflating its amount of surplus aid.

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

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states governing “credit for reinsurance” that are imposed on their ceding companies. The NRRA, discussed above under “- Federal and State Legislative and Regulatory Changes,” provides that if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the NRRA prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of premiums written that apply to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer. AII, which reinsures risks of our U.S. Insurance Subsidiaries, is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. AII posts security to permit our U.S. Insurance Subsidiaries to receive credit for reinsurance on business ceded to AII pursuant to our intercompany reinsurance agreements.

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

Telephone and Email Sales Regulations

The U.S. Congress, the Federal Communications Commission, the Federal Trade Commission and various states have promulgated and enacted rules and laws that govern telephone and email solicitations. There are numerous state statutes and regulations governing telephone sales activities and email solicitations that do or may apply to our operations, including the operations of our call centers. For example, some states place restrictions on the methods and timing of calls and require that certain mandatory disclosures be made during the course of a telephone sales call. Federal and state “Do Not Call” regulations must be followed for us to engage in telephone sales activities. In addition, both the federal and state statutes have rules governing commercial email messages restricting the content of the messages, as well as the method and manner of distribution, including requiring certain opt-out mechanisms.

Regulatory Coordination

State regulators in the United States and regulatory agencies outside the United States are increasingly coordinating the regulation of internationally active insurance groups ("IAIG") through participation in supervisory colleges. An IAIG is an insurance group that (a) writes business in not fewer than three jurisdictions and not less than 10% of its premium outside its home jurisdiction, which in our case is the United States, and (b) has, based on a rolling three-year average, total assets of not less than $50 billion or gross written premium of not less than $10 billion. A supervisory college, as defined by the International Association of Insurance Supervisors, is a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities that belong to an insurance group; facilitating both the supervision of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group. Model Act 440 and Model Regulation 450, discussed above under “–Federal and State Legislative and Regulatory Changes” provide an insurance commissioner with the power to participate in a supervisory college for any domestic insurer with international operations with other regulators charged with supervision of the insurer or its affiliates, including other state, federal, and international regulatory agencies, in order to determine compliance by the insurer with the Holding Company Act.  The powers of the commissioner with respect to supervisory colleges include, but are not limited to, the following: initiating the establishment of a supervisory college; clarifying the membership and participation of other supervisors in the supervisory college; clarifying the functions of the supervisory college and the role of other regulators, including the establishment of a group-wide supervisor; coordinating the ongoing activities of the supervisory college, including planning meetings, supervisory activities, and processes for information sharing; and establishing a crisis management plan. Notwithstanding the size limitations, we expect our regulators to establish a supervisory college for our insurance group.

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

AIU is required, at such times as may be specified by the Irish Central Bank, and at least once a year, to notify the Irish Central Bank of the names of shareholders possessing qualifying holdings and the size of such holdings.

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

The amount of the minimum guarantee fund that AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2014 was approximately €31.3 million. The amount of the minimum guarantee fund may never be less than €3.7 million. In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines and codes issued by the Irish Central Bank.

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

Bermuda

Classification

AII is registered as a Class 3 insurer under the Insurance Act 1978 of Bermuda (the “Insurance Act - Bermuda”). As a Class 3 insurer, AII can carry on general business, broadly including all types of insurance business other than long-term business. AII is also licensed as a Class C insurer to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years.

Principal Representative

AII, as an insurer, is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.

Independent Approved Auditor

Every registered insurer must appoint an independent auditor (the “approved auditor”) who annually audits and reports on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of AII, are required to be filed annually with the Bermuda Monetary Authority (“BMA”). The approved auditor of AII must be approved by the BMA. AII’s approved auditor is Arthur Morris & Company Limited.

Loss Reserve Specialist

As a registered Class 3 insurer, AII is required to submit an opinion of an approved loss reserve specialist with its statutory financial return in respect of its loss and loss adjustment expense provisions. The loss reserve specialist, who is normally a qualified casualty actuary, must be approved by the BMA.

Approved Actuary

Long-term insurers, such as AII, are required to submit an annual actuary’s certificate when filing their statutory financial returns. The actuary, who is normally a qualified life actuary, must be approved by the BMA.

Annual Statutory Financial Return

AII is required to file with the BMA statutory financial returns no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements themselves, the opinion of the loss reserve specialist and the approved actuary’s certificate. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether, in his opinion, it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act - Bermuda, a statement to that effect must be filed with the statutory financial return. In addition, in compliance with the Insurance Code of Conduct, AII must confirm with the submission of its annual statutory financial return, in the form of a statutory declaration sworn by the principal representative and directors of AII, that its Board, assisted by management, has reviewed the provisions of the Insurance Code of Conduct and has determined that AII has complied with those provisions given the nature, scale and complexity of its operations.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act - Bermuda, the value of the general business assets of a Class 3 insurer, such as AII, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AII is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of: $1.0 million; 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million; and 15% of loss and other insurance reserves.

AII would be prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, AII is prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business, such as AII, is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

Notification of New or Increased Shareholder Control

Pursuant to Section 30E of the Insurance Act - Bermuda, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our shares or AII’s shares (a “shareholder controller”) must notify the BMA in writing within 45 days of becoming such a holder. Pursuant to Section 30J of the Insurance Act - Bermuda, AII must notify the BMA in writing of the fact that any person has become a shareholder controller of AII within 45 days of becoming aware of the relevant facts. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. A person that does not comply with such a notice from the BMA will be guilty of an offense. AII must also list every person who has become or ceased to be a shareholder controller during the financial year at the time of filing its annual financial statements for that year, specifying the dates when such person either became or ceased to be an shareholder controller.

Objection to Existing Shareholder Controller

For so long as we have a subsidiary that is an insurer registered under the Insurance Act - Bermuda, the BMA may at any time, by written notice, object to a person holding 10% or more of our shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of our shares and direct, among other things, that such shareholder’s voting rights shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

Notification of Change of Officer

As a licensed insurer, AII must notify the BMA in writing of the fact that any person has become or ceased to be an officer of AII. Such notice must be served before the end of a period of 45 days beginning with the day on which AII became aware of the relevant facts. AII must also list every person who has become or ceased to be an officer during the financial year at the time of filing its annual financial statements for that year, specifying the dates when such person either became or ceased to be an officer. For these purposes, “officer” means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Luxembourg

AmTrust Insurance Luxembourg S.A. is a non-life insurance company, having its registered office in Luxembourg-city, organized under the laws of the Grand-Duchy of Luxembourg and governed by the law dated August 10, 1915 on commercial companies, as amended (the “Companies Act”) and the law dated December 6, 1991 on the insurance sector as amended (the “Insurance Act - Luxembourg”).

On January 19, 2012, AmTrust Insurance Luxembourg S.A. received its authorization from the Ministry of Treasury and Budget to carry out non-life insurance business in or from Luxembourg in compliance with Article 27 of the Insurance Act - Luxembourg. AmTrust Insurance Luxembourg S.A. is supervised by the Commissariat aux Assurances (the “CAA”).

AmTrust Holdings Luxembourg S.A.R.L. owns seven reinsurance companies (the “Reinsurance Companies”). The Reinsurance Companies also have their registered offices in Luxembourg-city, are organized under the laws of the Grand-Duchy of Luxembourg and governed by the Companies Act and the Insurance Act - Luxembourg. In the Grand-Duchy of Luxembourg, a reinsurance company is a company created or owned by an industrial, commercial or financial group, which aims at reinsuring exclusively all or part of the risks of the group to which it belongs and is subject to the same rules applicable to reinsurance undertakings. The Reinsurance Companies are also supervised by the CAA.

Qualifying Shareholders

Under the Insurance Act - Luxembourg, in order to obtain a license to do insurance and reinsurance business in the Grand-Duchy of Luxembourg, the reinsurance and insurance companies must provide the CAA with the identity of the shareholders or members, direct or indirect, private individuals or legal bodies, that hold in the undertaking a “qualified participation,” as well as the amount of these participations. A qualified participation is a participation of at least 10% in the share capital of the company or the right to exert a significant influence on the management of the company.

Change of Control

The Insurance Act - Luxembourg provides that any natural person or legal person that intends to directly or indirectly acquire a qualifying holding in a Luxembourg reinsurer or insurer must inform the CAA thereof in advance and indicate the amount of his/its holding. Any natural or legal person must also inform the CAA if it is contemplated to increase his/its qualifying holding in such a way that the proportion of voting rights or shares held by him/it would reach or exceed the thresholds of 20%, 33% or 50%, or if the Luxembourg reinsurance undertaking would become a subsidiary.

Financial Requirements and Regulatory Guidelines

•
Solvency margin: The Grand-Ducal regulation dated December 14, 1994, as amended as of November 14, 2012 (“Regulation 1”), provides that insurance companies must at all times have a solvency margin that is adequate for their entire business. Regulation 1 requires the solvency margin correspond to the business assets of the insurance company, free of any financial commitments after deduction of the intangible assets. The Grand-Ducal regulation dated December 5, 2007, as amended as of July 4, 2014 (applicable as of January 1, 2015), provides that reinsurance companies must at all times have a solvency margin that is adequate for their entire business.

•
Guarantee fund: Insurance companies and reinsurance companies must establish minimum guarantee funds that constitute one-third of their respective solvency margin. According to the Grand-Ducal regulation dated July 4, 2014 (applicable January 1, 2015), the size of the guarantee fund cannot be less than €3.6 million for professional reinsurance companies and €1.225 million for captive reinsurance companies.

•
Equalization Reserves: The Insurance Act - Luxembourg provides that reinsurance undertakings must establish a compulsory volatility or catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the reinsurance company.

As of December 31, 2014, our Luxembourg insurance and reinsurance companies were in compliance with these financial requirements and regulatory guidelines.

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

United Kingdom

AmTrust Europe Ltd. ("AEL") and MICL are non-life insurance companies organized under the laws of the United Kingdom (including the Companies Act 2006 and the Financial Services and Markets Act 2000 (FSMA)). As insurance companies, AEL and MICL are “dual regulated” by both the Prudential Regulation Authority (PRA), a subsidiary of the Bank of England, and the Financial Conduct Authority (FCA). The stated objective of the United Kingdom government for this dual regulation is to foster a regulatory culture of judgment, expertise and proactive supervision. The FCA takes a more proactive, interventionist approach and has been given a product intervention power that enables it to act quickly to ban or impose restrictions on financial products. The FCA can also make public (through a warning notice), at a much earlier stage in enforcement proceedings, a statement that enables consumers, firms and market users to understand the nature of its concerns that will usually name the company under investigation and, in certain circumstances, name an individual.

AEL and MICL are both authorized to underwrite various classes of non-life insurance business within the United Kingdom and, for certain of these classes, they are authorized to underwrite risks within some member states of the European Economic Area under the European Council Non-Life Insurance Directives. This is either on a “freedom of services” or on a “freedom of establishment” basis and is subject to complying with such “general good” conditions as may be laid down by the local regulatory authorities.

Change in Control

The FSMA requires controllers of insurers to be approved by the PRA and the FCA. This includes individuals or corporate bodies who wish to take, or increase, control in an authorized insurer. A change in control also occurs when an existing controller decreases control.

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital or voting power of the authorized insurer, (ii) owns or controls 10% or more of the issued share capital or voting power of a controller of the authorized insurer, or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers. In the case of AEL, this includes AmTrust Financial Services, Inc., AII, AII Insurance Management Limited, AII Reinsurance Broker Ltd., AmTrust Equity Solutions, Ltd., AmTrust International Limited, AmTrust North America, Inc. and Barry Zyskind, Michael Karfunkel, Leah Karfunkel and George Karfunkel. In the case of MICL, it includes the aforementioned and Car Care Plan (Holdings) Limited.

Financial Requirements and Regulatory Guidelines

AEL and MICL are required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) that the PRA issues in respect of each company. The ICG is the amount of capital resources that the PRA considers a company should maintain, taking into account the company’s business profile, structure and risk management systems. As of December 31, 2014, AEL and MICL each maintained capital resources in excess of their respective required ICG.

Restrictions on Dividends

AEL and MICL may only make distributions out of profits available for distribution. Profits available for distribution are the accumulated, realized profits of an insurer so far as not previously distributed or capitalized, less the insurer's accumulated, realized losses so far as not previously written off in a reduction or reorganization of capital. The test of whether the distribution is legal is applied by reference to relevant accounts complying with specified requirements.

Lloyd's

We participate in the Lloyd’s market through our ownership of AmTrust at Lloyd’s Limited, a managing agent for syndicates 1206 and 44, both of which are “fully aligned” AmTrust syndicates (i.e., AmTrust provides 100% of the syndicate capital). AmTrust at Lloyd’s Limited is in the process of becoming the managing agent for syndicate 2526, for which AmTrust provides 99.5% of the syndicate capital. AmTrust at Lloyd’s Limited is dual-regulated by the FCA and PRA. The Society of Lloyd’s, the FCA and the PRA have statutory responsibilities, including under the Lloyd’s Acts 1871 - 1982 and the Financial Services and Markets Act 2000, in relation to the supervision of insurance business underwritten in the Lloyd’s markets and the supervision of managing agents operating in the market at Lloyd’s.
The FCA, the PRA and Lloyd's have complementary objectives in ensuring that the Lloyd's market is appropriately regulated. To minimize duplication, there are arrangements between them for co-operation on supervision and enforcement.
Our Lloyd’s operations are also governed by The Council of Lloyd’s, which, through the Lloyd’s Franchise Board, is responsible for regulating and directing the business of insurance at Lloyd’s in line with its statutory powers, subject to its bylaws and in furtherance of the objects of Lloyd’s. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. By entering into a membership agreement with Lloyd’s, AmTrust at Lloyd’s Limited undertook to comply with Lloyd’s bylaws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to them. The operation of syndicates 1206 and 44, as well as the managing agent and its directors, is subject to the Lloyd’s supervisory regime.
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

Solvency II

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that will apply to our businesses across the European Union (including the United Kingdom) and will impact AEL, MICL, our Lloyd's syndicates, AIU and our Luxembourg entities. Solvency II will become effective January 1, 2016, and during 2015, we will be required to ensure that we are able to comply with its requirements. Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management and we have undertaken considerable preparatory work to ensure that the impacted businesses will be compliant upon implementation. In addition, under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. Such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

Offices

Our principal executive offices are located at 59 Maiden Lane, 43rd Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2014, we had approximately 5,100 employees worldwide.

None of our employees are covered by a collective bargaining agreement. Certain members of our management team have employment agreements. The remainder of our employees are at-will employees.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may read or obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. Our internet website address is www.amtrustgroup.com. You can also obtain on our website’s Investor Relations page, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.

Also available at the “Corporate Governance” section of the Investor Relations page of our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for our Audit, Compensation, and Nominating and Corporate Governance Committees. Copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and Charters are also available in print free of charge, upon request by any stockholder. You can obtain such copies in print by contacting Investor Relations by mail at our corporate office. We intend to disclose on our website any amendment to, or waiver of, any provision of our Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or NASDAQ.

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

The financial markets have experienced significant volatility worldwide over the past seven years, and the United States, European and other foreign economies are experiencing a prolonged period of slow or limited economic growth, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have improved over the most recent three years, financial markets continue to experience periodic volatility and uncertainty remains regarding the duration and strength of any economic recovery. The trend toward recovery and growth may not continue. Although the United States, European and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear what the effects of those actions will be over the long term and those actions could lead to an inflationary environment or could cease before the economic conditions sufficiently improve.

Additional uncertainty may come from the efforts and proposals of lawmakers to reduce the debt of the federal government through tax increases and/or spending cuts, or the failure of lawmakers to timely agree on a budget or appropriation legislation to fund the operations of the federal government, and financial markets’ and businesses’ reactions to those efforts, proposals or failures, which could impair economic growth and disrupt financial markets.

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

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophes can cause losses in multiple property and casualty lines, including property and workers’ compensation. Workers’ compensation constitutes approximately 40% of our business and we write commercial property insurance in our Specialty Program segment and our Small Commercial Business segment. In addition, we have a 50% investment in a crop insurance managing general agency through which we will issue policies that cover crop-related revenue shortfalls or production losses due to natural causes and other perils such as drought, excessive moisture, hail, wind, frost, insects, and disease. The incidence and severity of catastrophes, such as those due to natural disasters and also large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial.

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

In general, the premiums for our insurance policies are established at the time the policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. For example, when initiating workers’ compensation coverage on a policyholder, we estimate future claims expense based, in part, on prior claims information provided by the policyholder’s previous insurance carriers. If this prior claims information were incomplete or inaccurate, we may underprice premiums by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums. In order to accurately price our policies, we:

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer were unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2014, we had an aggregate amount of approximately $2.4 billion of recoverables from third-party reinsurers on paid and unpaid losses.

Our relationships with Maiden Holdings, Ltd., NGHC and ACP Re, Ltd. and their subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, business opportunity issues and legal challenges.

As of December 31, 2014, our principal stockholders, Michael Karfunkel, Leah Karfunkel (the wife of Michael Karfunkel and sole trustee of the Trust), George Karfunkel and Barry Zyskind own or control approximately 6.2%, 7.6%, 9.3% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden Holdings, Ltd. (“Maiden”), a publicly-held Bermuda insurance holding company. Our Chief Executive Officer, Barry Zyskind, serves as the non-executive chairman of Maiden’s board of directors.

We own 13.2% of the issued and outstanding common stock of NGHC, a publicly-held insurance holding company. NGHC's two largest stockholders, who collectively own 48.8% of the issued and outstanding stock of NGHC, are the Trust and Michael Karfunkel, individually. Michael Karfunkel is our Chairman and the father-in-law of Barry Zyskind, our Chief Executive Officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the Chairman, President and Chief Executive Offer of NGHC.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company formed by Michael Karfunkel, and a subsidiary of the Trust. As of December 31, 2014, the Trust beneficially owned 12.9% of our issued and outstanding stock. Michael Karfunkel is the chairman of ACP Re.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden, NGHC, ACP Re or their subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should our interests and those of Maiden, NGHC or ACP Re diverge.

In addition to the relationships discussed above, two members of our Board of Directors, Donald T. DeCarlo, who is an independent member of our Board of Directors, and Mr. Zyskind, are also members of NGHC’s board of directors. Mr. Zyskind’s service as our President and Chief Executive Officer, as non-executive chairman of the board of Maiden, and as a member of NGHC’s board, and Mr. DeCarlo’s services as a member of our Board and NGHC’s board could raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If we and Maiden or NGHC were in the future deemed to be competitors within the meaning of the Clayton Antitrust Act and certain thresholds relating to direct competition between us and Maiden or NGHC are met, the Department of Justice and Federal Trade Commission could challenge the arrangement.

For additional information about our relationships with Maiden, NGHC and ACP Re, see the discussion found in Note 14. “Related Party Transactions.”

We receive significant ceding commission from Maiden.

We receive significant ceding commission from Maiden through the Maiden Quota Share and our reinsurance agreement with Maiden Reinsurance for our European medical liability business. A detailed description of these reinsurance arrangements is found in “Reinsurance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to maintain these reinsurance arrangements beyond their current terms, and we may not be able to readily replace these arrangements if they terminate. If we were unable to continue or replace these arrangements on equally favorable terms, our underwriting capacity and commission and fee income could decline, we could experience a downgrade in our A.M. Best rating, and our results of operations and financial condition may be adversely affected.

We receive significant service and fee income from NGHC and Maiden.

We receive significant service and fee income from NGHC and Maiden through asset management agreements, by which we manage the invested assets of certain of Maiden’s and NGHC’s subsidiaries, a reinsurance brokerage agreement with Maiden, by which we provide Maiden Reinsurance certain reinsurance brokerage services, and a master services agreement with NGHC, by which we provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system and printing and mailing services for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system.

Pursuant to the asset management agreements, we receive from each of Maiden and NGHC fees at an annual rate of 0.20% for periods in which each company's respective average invested assets are $1.0 billion or less and an annual rate of 0.15% for periods in which each company’s respective average invested assets exceeds $1.0 billion. Pursuant to the brokerage agreement with Maiden Reinsurance, we provide brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium.

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

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to perform business functions, such as underwriting and administering policies, processing claim payments, providing customer support, and complying with insurance regulatory requirements. Our operations are dependent upon our ability to process our business timely and efficiently and protect our information systems from physical loss or unauthorized access. In the event one or more of our facilities cannot be accessed due to a natural catastrophe, terrorist attack or power outage, or systems and telecommunications failures or outages, external attacks such as computer viruses, malware or cyber-attacks, or other disruptions occur, our ability to perform business operations on a timely basis could be significantly impaired and may cause our systems to be inaccessible for an extended period of time. A sustained business interruption or system failure could adversely impact our ability to perform necessary business operations in a timely manner and affect our financial condition and results of operations.

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. Our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers' information, which in turn may result in legal claims, regulatory scrutiny and liability, damage to our reputation, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisers or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents and negative media attention could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. Advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments could compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

Operational risks, including the risk of fraud, are inherent in our business, and we may not be successful in preventing internal control failures or detecting all errors or fraud.

As a result of limitations inherent in all control systems, we may not be able to adequately prevent fraud or errors from occurring. Our controls and procedures for prevention and detection of fraud may not prevent errors or instances of human fraud. Judgments in decision making can be faulty and breakdowns may occur through simple human error. In addition, controls can be circumvented by individuals or multiple persons acting in collusion. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in maintaining a cost-effective control system, operational errors or fraud may occur and may not be detected. Any ineffectiveness in our internal controls resulting from fraud or error could have a material adverse effect on our business.

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

Our Specialty Risk and Extended Warranty segment primarily covers manufacturers, administrators, service providers and retailers for the cost of performing their obligations under extended warranties and service contracts (and, as required by applicable law, insurance products) provided in connection with the sale or lease of various types of consumer electronics, automobiles, light and heavy construction equipment and other consumer and commercial products. Thus, any decrease in the sale or leasing of these products, whether due to economic factors or otherwise, is likely to have an adverse impact upon our Specialty Risk and Extended Warranty business. We cannot materially influence the success of our specialty risk clients’ primary product sales and leasing efforts.

Some of the largest purchasers of our specialty risk insurance products in the United States are manufacturers, administrators, service providers and retailers that issue extended warranties or service contracts for consumer and commercial-grade goods, including coverage against accidental damage to the goods covered by the warranty or service contract (where currently permitted in the applicable jurisdiction). We insure these policyholders against the cost of repairing or replacing such goods in the event of such accidental damage. State insurance regulators may take the position that certain of the extended warranties or service contracts issued by our policyholders constitute insurance contracts that may only be issued by entities licensed to sell insurance. In that event, the extended warranty or service contract business of our policyholders may have to be restructured, which could adversely affect our Specialty Risk and Extended Warranty business.

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

Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations, and impair our ability to satisfy our indebtedness obligations.

We have a significant amount of indebtedness. As of December 31, 2014, our total consolidated indebtedness was approximately $758 million. This $758 million does not include approximately $168 million aggregate principal amount of a loan made by Maiden Reinsurance to us in connection with a reinsurance agreement between AII and Maiden Reinsurance that requires Maiden Reinsurance to provide sufficient collateral to secure its proportionate share of AII’s obligations. This amount is accounted for as a note payable on our balance sheet. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of portions of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	restricting our operational flexibility due to restrictive covenants that will limit our ability to explore certain business opportunities, dispose of assets and take other actions;

•	increasing dilution experienced by our existing stockholders as a result of the conversion of our convertible senior notes due 2021 into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2014, our annual debt service obligation on our outstanding indebtedness was approximately $24 million. We may be unable to maintain sufficient cash reserves, our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or our cash needs may increase. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we failed to comply with the various requirements of any indebtedness that we have incurred or may incur in the future, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause us to default under our other indebtedness. Any default under any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

The covenants in our credit facilities and indentures governing our convertible senior notes due 2021 and 2044 and 6.125% notes due 2023 limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2014, our investment in fixed income securities was approximately $4.25 billion, or 77% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, the fair market value of fixed income securities generally increases. However, investment income earned from future investments in fixed income securities will decrease due to being reinvested at lower interest rates. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2014, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $207.3 million.

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

As of December 31, 2014, the fair value of our portfolio of life settlement contracts was approximately $265 million and constituted approximately 4.5% of the fair value of our cash and investment portfolio (inclusive of these life settlement contracts). We have a 50% ownership interest in the entities that hold the life settlement contracts.

Our estimates of fair value of the life settlement contracts we hold are subjective and based upon, among other factors, the cost of the policy at the date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The actual value to us of any life settlement contract we acquire cannot be determined until the policy matures (i.e., the insured has died and the insurance carrier has paid out the death benefit to the holder). A significant negative difference between the estimated fair value of a contract and actual death benefits received at maturity for any life settlement contract we hold could adversely affect our financial condition and results of operations.

We apply an investment discount rate to the expected cash flow generated by the policies in our portfolio, net of policy-specific adjustments and reserves, which accounts for the cost of borrowing, liquidity risk and credit risk associated with the portfolio. We establish policy-specific reserves for the following uncertainties: improvements in mortality, the possibility that high net worth individuals represented in the portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to us, and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of these policy-specific reserves, yields the fair value of the portfolio. If the discount rate changes, the value of the life settlement contract will also change. Generally, if discount rates increase, the fair value of a life settlement contract decreases. If a life settlement contract is sold or otherwise disposed of in the future under a relatively higher interest rate environment, the contract may have a lower value than the value it had when we acquired it.

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

We conduct business outside the United States primarily in the United Kingdom, Bermuda, Italy, Ireland, France, and Luxembourg. While our business outside of the United States currently constitutes approximately 21% of our gross written premium, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. If our controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Our operating results may be adversely affected by currency fluctuations and our ability to repatriate cash from our foreign operations.

Our functional currency is the U.S. dollar. For the years ended December 31, 2014 and 2013, approximately 21% and 27%, respectively, of our gross written premiums written were written in currencies other than the U.S. dollar. As of December 31, 2014 and 2013, approximately 21% and 27%, respectively, of our cash and investments were denominated in non-U.S. currencies. We hold investments denominated in Euros and British Pounds because we write business in the EU and the United Kingdom, and may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies or be unable to repatriate cash to the United States, or otherwise make available cash in the United States, and to do so at a favorable foreign exchange rate and with favorable tax ramifications, all of which could adversely affect our operating results.

We may be subject to taxes on our Luxembourg affiliates’ equalization reserves.

During the past six years, we have made several acquisitions of Luxembourg-domiciled reinsurance companies. In connection with these transactions, we acquire cash and the associated equalization reserves of the reinsurance companies. An “equalization reserve” is a catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the reinsurance company and is established pursuant to Luxembourg law. Luxembourg reinsurance companies are required to establish equalization reserves for Luxembourg statutory and tax purposes, but the equalization reserves are not recognized under U.S. GAAP. For a more detailed description of the acquisitions of these Luxembourg-domiciled reinsurance companies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions - AHL.”

Provided that we are able to cede business that generates a net loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2014, we had approximately $314 million of unutilized equalization reserves and an associated deferred tax liability of approximately $94 million. During the year ended December 31, 2014, we were able to reduce our overall expenses by a net amount of approximately $30 million to reflect the net reduction of the deferred tax liability offset by goodwill impairment charges related to the utilization of the equalization reserves.

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

Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (primarily Ireland, United Kingdom and Bermuda), including laws establishing minimum solvency and liquidity thresholds. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries, which would affect our ability to pay dividends on our common stock and preferred stock, as discussed below. As of December 31, 2014, our insurance subsidiaries collectively could pay dividends to us of $844 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

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

Our insurance subsidiaries are subject to extensive regulation in the jurisdictions in which they do business. For a discussion of the various types of regulation we face, see “Item 1. Business – Regulation.” Insurance regulation generally is intended to protect policyholders, not stockholders. In the United States, insurance regulation generally is administered by each state through its state insurance department. States regulate, among other things:

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

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including during and after the financial crisis in 2008, to impose federal regulation on the insurance industry. On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, which is more fully described in “Item 1. Business – Regulation – United States – Federal and State Legislative and Regulatory Changes.” In addition, our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. Since healthcare costs are a large component of our claims costs, we may be impacted by changes in healthcare legislation, such as the ongoing implementation of the Affordable Care Act, which could affect healthcare costs and delivery in the future. These types of state and federal regulations could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs, and could result in a competitive disadvantage.

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

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that will apply to our businesses across the European Union (including the United Kingdom), as more fully described in “Item 1. Business – Regulation –  Solvency II.” Such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management. It is possible that Solvency II may increase our capital requirements and the new regulations have the potential to adversely affect the profitability of our businesses subject to Solvency II. In addition, at this point, it is unclear whether the new regulations will apply only to our businesses across the European Union (including the United Kingdom) or to all of our operations, both within and outside of the European Union. If the regulations do apply to our holding company in the U.S., we could be subject to even more onerous requirements under the new regulations, which could have a significant adverse effect on our ability to operate profitably.

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

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business – Regulation – United States – Federal and State Legislative and Regulatory Changes,” in response to the September 11, 2001 terrorist attacks, the U.S. Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act, or TRIA, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015, or TRIPRA, requires commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help such insurers cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under the program, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism.

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

Risks Related to our Common Stock, Preferred Stock and Outstanding Indebtedness

Our revenues and results of operations may fluctuate as a result of developments beyond our control, which may cause volatility in the price of our shares of common stock and the market price of our Series A, B and C Preferred Stock.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AFSI.” Our Series A, B and C Preferred Stock are listed on the New York Stock Exchange under the symbols “AFSI-A,” “AFSI-B” and “AFSI-C.” Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock and the market price of our Preferred Stock. Developments that could negatively affect our share price or result in fluctuations in the price of our common stock or Preferred Stock include:

•	actual or anticipated variations in our quarterly results of operations;

•	changes to our earnings estimates or publications of research reports about us or the industry;

•	rising levels of claims costs, changes in the frequency or severity of claims or new types of claims and new or changing judicial interpretations relating to the scope of insurance company liability;

•	the financial stability of our third-party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance arrangements and changes in our capital capacity;

•	increases in market interest rates that may lead purchasers of common or preferred stock to demand a higher yield;

•	changes in market valuations of other insurance companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	fluctuations in interest rates or inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes to our credit worthiness;

•	the market for similar securities;

•	additions or departures of key personnel;

•	reaction to the sale or purchase of company stock by our principal stockholders or our executive officers;

•	changes in the economic environment in the markets in which we operate, including reduction in the business activities of our policyholders;

•	changes in tax law;

•	speculation in the press or investment community; and

•	general market, economic and political conditions.

If securities or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is possible that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Our share repurchase program could affect the price of our common stock and increase volatility.

Repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Stock repurchases may not enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our common stock price and the market price of our Series A, B and C Preferred Stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our common and preferred stock prices.

Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2014, Barry D. Zyskind, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Trust) and George Karfunkel, directly or indirectly, collectively own or control approximately 57% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders. In addition, we are a “controlled company” as defined in NASDAQ Listing Rule 5615(c). At present, a majority of the members of our Board of Directors are independent. As a controlled company, each of our Board committees, except our audit committee, may include non-independent directors. The audit committee independence requirements imposed by the Sarbanes-Oxley Act of 2002 apply to us, and we have organized our audit committee to meet these requirements.

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

We may be unable to pay dividends on our common stock or Series A, B and C Preferred Stock.

As discussed above, the ability of our insurance subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our insurance subsidiaries could not pay dividends, we may not, in turn, be able to pay dividends to stockholders. In addition, the terms of our junior subordinated debentures and our credit facilities limit, in some circumstances, our ability to pay dividends on our common stock and Series A, B and C Preferred Stock, and future financing arrangements may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock or Series A, B and C Preferred Stock.

We have a history of paying dividends to our stockholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner discussed above. Also, we may be unable to continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Our shares of Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares are equity interests and are subordinate to our existing and future indebtedness.

Our shares of Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares are equity interests and do not constitute indebtedness. As such, the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including our liquidation, dissolution and winding up. As of December 31, 2014, our total consolidated debt was $758 million and our total consolidated liabilities were approximately $11.7 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board of Directors). Our ability to pay dividends on the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares may be limited by the terms of our agreements governing our existing and future indebtedness and by the provisions of other existing and future agreements.

Dividends on the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares are non-cumulative.

Dividends on the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares are non-cumulative and payable only out of our legally available funds. Consequently, if our Board of Directors (or a duly authorized committee of the Board of Directors) does not authorize and declare a dividend for any dividend period with respect to the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares, holders of the Series A, B and C Preferred Stock and, in turn, the depositary shares, will not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our Board of Directors (or a duly authorized committee of the Board of Directors) has not declared such dividend before the related dividend payment date. If dividends on the Series A Preferred Stock and the Series B and C Preferred Stock represented by depositary shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preferred stock and/or our common shares.

We may not have the ability to raise the funds necessary to finance any required purchases of our convertible senior notes due 2021 and 2044 upon the occurrence of a “fundamental change,” which would constitute an event of default under the indentures.

If a fundamental change (as such term is defined in the indentures governing our convertible senior notes due 2021 and 2044) occurs, holders of our convertible senior notes will have the right, at their option, to require us to purchase for cash any or all of the notes, or any portion of the principal amount thereof such that the principal amount that remains outstanding of each note purchased in part equals $1,000 or an integral multiple of $1,000 in excess thereof. The fundamental change purchase price will equal 100% of the principal amount of the convertible senior notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. However, we may not have sufficient funds at the time we are required to purchase the convertible senior notes surrendered therefor and we may not be able to arrange necessary financing on acceptable terms, if at all.

We have not established a sinking fund for payment of the convertible senior notes due 2021 or 2044, nor do we anticipate doing so. In addition, our ability to purchase the convertible senior notes may be limited by law, by regulatory authority or we may in the future enter into credit agreements or other agreements that may contain provisions prohibiting redemption or repurchase of the notes under certain circumstances, or may provide that a designated event constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing the convertible senior notes, we could seek a waiver from the holders of these notes or attempt to refinance these notes. If we were not able to obtain consent, we would not be permitted to purchase the convertible senior notes. Our failure to purchase tendered convertible senior notes would constitute an event of default under the indenture governing the notes, which might constitute a default under the terms of our other indebtedness.

The conditional conversion features of the convertible senior notes due 2021 and 2044, if triggered, may adversely affect our financial condition.

If one of the conversion contingencies in our convertible senior notes due 2021 and 2044 is triggered, holders of our convertible senior notes will be entitled to convert the notes at any time during specified periods. If one or more holders elect to convert their convertible senior notes, we may be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business.

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Convertible Senior Notes,” as of December 31 2014, the price of our common stock exceeded the conversion price threshold trigger for our convertible senior notes due 2021. Accordingly, the convertible senior notes due 2021 were convertible at the option of each holder through December 31, 2014. If a holder elects to convert its convertible notes due 2021, we are permitted to settle the conversion value in cash, stock, or a combination thereof. If we choose to settle in a combination of cash and stock, we currently have the intent and the ability, based on current facts and circumstances, to settle the principal amount of the convertible senior notes due 2021 in cash. However, if the principal amount of the convertible senior notes due 2021 that holders actually elect to convert exceeds our cash on hand and cash from operations, we may elect to settle in stock or may need to draw cash from existing financing or pursue additional sources of financing to settle the convertible senior notes due 2021 in cash. We may not be able to obtain new sources of financing on terms acceptable to us or at all.

Certain provisions in our convertible senior notes due 2021 and 2044 could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change within the meaning of our outstanding convertible senior notes, holders of our convertible senior notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change within the meaning of our outstanding convertible senior notes, we may be required to increase the conversion rate for holders who convert their notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the convertible senior notes as well as provisions of our organizational documents and other agreements could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a list of locations of buildings we own and their approximate size:

Location	Square Feet
Alpharetta, Georgia	66,000
Boca Raton, Florida	51,000
Cleveland, Ohio	63,000
Cleveland, Ohio(1)	475,000	(1)

(1)	The building is owned through a subsidiary that is 50% owned.

In addition, we lease an aggregate of approximately 829,200 square feet of office space in 95 locations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 3. Legal Proceedings

We and certain of our officers are defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purport to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiff and approving the selection of co-lead counsel. On September 4, 2014, the plaintiffs filed a consolidated amended complaint. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Section 11 of the Securities Act of 1933, as amended, and seeks damages in an unspecified amount, attorney’s fees and other relief. Plaintiffs assert the Section 11 claim on behalf of persons or entities who purchased our Series A preferred stock in or traceable to our public offering on June 5, 2013 and did not sell those shares of Series A preferred stock prior to December 12, 2013. We believe the allegations to be unfounded and will vigorously pursue its defenses; however, we cannot reasonably estimate the potential range of loss, if any. In addition, we have received three stockholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common stock trades on the NASDAQ Global Market under the symbol “AFSI”. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of February 17, 2015, there were approximately 151 registered record holders of our common stock. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common stock and the cash dividends declared with respect to such shares:

2014	High	Low	Dividends Declared
First quarter	$39.64	$30.29	$0.20
Second quarter	$47.10	$35.55	$0.20
Third quarter	$46.02	$38.25	$0.20
Fourth quarter	$59.31	$39.80	$0.25

2013	High	Low	Dividends Declared
First quarter (1)	$33.10	$26.39	$0.14
Second quarter (1)	$33.51	$26.24	$0.14
Third quarter (1)	$41.72	$32.45	$0.14
Fourth quarter	$42.64	$27.90	$0.14

(1) The prices have been adjusted for a ten percent stock dividend that was paid during the third quarter of 2013.

On February 17, 2015, the closing price per share for our common stock was $55.55.

Dividend Policy

Our Board of Directors has historically declared the payment of quarterly cash dividends. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements. On August 6, 2013, our Board of Directors declared a 10% stock dividend applicable to all stockholders as of the close of business on August 20, 2013. Such stock dividend was paid on September 4, 2013. Each of our stockholders as of the record date received 0.10 additional shares of common stock for each one share of common stock they held as of the close of business on the record date. Holders of fractional shares of common stock received cash in lieu of fractional shares.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. The ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is regulated by insurance laws of various states, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds. In addition, the terms of our junior subordinated debentures, revolving credit facility and convertible senior notes limit, in the event of certain circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2014, our insurance subsidiaries could pay dividends to us of $844 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2014, our insurance subsidiaries paid us dividends of $7.4 million.

Share Repurchase Plan

In December 2013, our Board of Directors approved a $150 million share repurchase program. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. During the three months ended December 31, 2014 we repurchased 367,379 shares pursuant to the authorized plan from December 2013.

During the three months ended December 31, 2014, we repurchased 92,448 shares of our common stock from one employee in connection with the vesting of restricted stock issued to this employee under our 2010 Omnibus Incentive Plan, as amended ("the Plan"). The shares were withheld at the direction of the employee as permitted under the Plan in order to pay the minimum amount of tax liability owned by the employee from the vesting of restricted stock.

The following table summarizes our stock repurchases for the three-month period ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
October 1 - 31, 2014	367,379	$39.69	367,379	$90,875,816
November 1 - 30, 2014	—	—	—	—
December 1 - 31, 2014	92,448	56.25	—	$90,875,816
Total	459,827	$39.72	367,379	$90,875,816

(1) Includes 92,448 shares that were withheld to satisfy tax withholding amounts due from the employee upon the vesting of previously issued restricted shares.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock for the period beginning December 31, 2009 and ending on December 31, 2014 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on December 31, 2009.

Comparative Cumulative Total Returns Since 12/31/09 for AmTrust Financial
Services, Inc.: NASDAQ Composite and NASDAQ Insurance

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA, LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in Thousands)
Selected Income Statement Data(1)
Gross written premium	$6,087,965	$4,116,911	$2,749,326	$2,150,472	$1,560,822
Ceded gross written premium	(2,131,347)	(1,551,238)	(1,101,289)	(873,875)	(733,596)
Net written premium	$3,956,618	$2,565,673	$1,648,037	$1,276,597	$827,226
Change in unearned premium	(430,054)	(299,683)	(229,185)	(239,736)	(81,567)
Net earned premium	$3,526,564	$2,265,990	$1,418,852	$1,036,861	$745,659
Service and fee income	409,743	331,559	172,174	108,660	62,067
Net investment income	131,601	84,819	68,167	55,515	50,517
Net realized gain (loss) on investments	16,423	15,527	8,981	2,768	5,953
Total revenues	$4,084,331	$2,697,895	$1,668,174	$1,203,804	$864,196
Loss and loss adjustment expense	2,342,619	1,517,361	922,675	678,333	471,481
Acquisition costs and other underwriting expenses (2)	856,923	533,162	356,005	271,367	157,711
Other(3)	436,350	291,617	177,709	117,090	56,403
Total expenses	$3,635,892	$2,342,140	$1,456,389	$1,066,790	$685,595
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	$448,439	$355,755	$211,785	$137,014	$178,601
Other income (expense):
Interest expense	(45,857)	(34,691)	(28,508)	(16,079)	(12,902)
Loss on extinguishment of debt	(9,831)	—	—	—	—
Gain on investment in life settlement contracts net of profit commission	12,306	3,800	13,822	46,892	11,855
Foreign currency gain (loss)	60,245	(6,533)	(242)	(2,418)	684
Acquisition gain on purchase	—	48,715	—	5,850	—
Gain on sale of subsidiary	6,631	—	—	—	—
Total other income (expense)	$23,494	$11,291	$(14,928)	$34,245	$(363)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	$471,933	$367,046	$196,857	$171,259	$178,238
Provision (benefit) for income taxes	53,686	98,019	21,292	(15,023)	53,890
Income before equity in earnings of unconsolidated subsidiaries and non-controlling interest	418,247	269,027	175,565	186,282	124,348
Equity in earnings of unconsolidated subsidiaries – related party	28,351	11,566	9,295	4,882	23,226
Net income	446,598	280,593	184,860	191,164	147,574
Net loss (income) attributable to non-controlling and redeemable non-controlling interest of subsidiaries	416	1,633	(6,873)	(20,730)	(5,109)
Net income attributable to AmTrust Financial Services, Inc.	$447,014	$282,226	$177,987	$170,434	$142,465
Dividends on preference stock	(12,738)	(3,989)	—	—	—
Net income attributable to AmTrust common stockholders	$434,276	$278,237	$177,987	$170,434	$142,465

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in Thousands, Except Percentages and per Share Data)
Per Share Data
Net income allocated to AmTrust Financial Services, Inc. common stockholders – basic	$5.78	$3.75	$2.42	$2.34	$1.97
Basic weighted average common shares outstanding	74,933	74,163	73,269	72,685	72,302
Diluted Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common stockholders – diluted	$5.45	$3.56	$2.34	$2.29	$1.95
Diluted weighted average common shares outstanding	79,517	77,984	75,620	74,431	73,194
Dividend declared per common share	$0.85	$0.56	$0.39	$0.34	$0.29
Selected Insurance Ratios and Operating Information
Net loss ratio(4)	66.4%	67.0%	65.0%	65.4%	63.2%
Net expense ratio(5)	24.3%	23.5%	25.1%	26.2%	22.1%
Net combined ratio(6)	90.7%	90.5%	90.1%	91.6%	85.3%
Return on equity(7)	28.4%	22.5%	17.5%	21.2%	22.2%

	As of December 31,
	2014	2013	2012	2011	2010
	(Amounts in Thousands)
Selected Balance Sheet Data
Cash, cash equivalents and restricted cash	$1,088,975	$930,461	$493,132	$429,951	$201,949
Investments	4,575,881	3,657,309	2,203,270	1,656,687	1,357,012
Reinsurance recoverable	2,440,627	1,929,848	1,318,395	1,098,569	775,432
Premiums receivable, net	1,851,682	1,593,975	1,251,262	932,992	727,561
Goodwill and intangibles assets	667,681	665,393	532,839	392,455	204,139
Total assets	13,847,368	11,279,126	7,436,511	5,762,419	4,205,741
Reserves for loss and loss adjustment expense	5,664,205	4,368,234	2,426,400	1,879,175	1,263,537
Unearned premiums	3,447,203	2,680,982	1,773,593	1,366,170	1,024,965
Deferred income tax liability	106,363	274,519	264,032	148,297	33,171
Revolving credit facility	120,000	—	—	—	—
Notes payable	250,000	250,000	—	—	6,667
2.75% Convertible senior notes due 2044	157,679	—	—	—	—
5.5% Convertible senior notes due 2021	56,745	164,218	161,218	138,506	—
Junior subordinated debt	123,714	123,714	123,714	123,714	123,714
Common stock, preferred stock and additional paid in capital less treasury stock	1,026,163	864,173	468,226	282,805	249,086
Total AmTrust Financial Services, Inc. equity	2,037,020	1,441,005	1,144,121	890,563	716,514

(1)	Results for a number of periods were affected by our various acquisitions from 2010 to 2014.

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

(3)	Other operating expenses are those expenses including non-cash amortization of tangible and intangible assets, goodwill impairment and non-insurance revenue generating activities in which we engage.

(4)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.

(5)	Net expense ratio is calculated by dividing the total of acquisition costs and other underwriting expenses by net premiums earned.

(6)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.

(7)	Return on equity is calculated by dividing net income by the average stockholders’ equity for the period.

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

Our former segment, Personal Lines Reinsurance, is in run-off. Through July 31, 2013, we reinsured 10% of the net premiums of National General Holdings Corp.'s personal lines business, pursuant to the Personal Lines Quota Share with National General Holdings Corp.'s personal lines insurance companies. On August 1, 2013, we received notice, effective August 1, 2013, terminating our participation in the Personal Lines Quota Share. The termination was on a run-off basis, meaning we continued to receive net premiums and assume net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies. As we retained all assumed written premium through July 31, 2013 and the continuing cash flows associated with the business, we did not present the Personal Lines Reinsurance segment as a discontinued operation in accordance with ASC 205-20 Discontinued Operations.

We transact business primarily through our fifteen insurance subsidiaries domiciled in the United States and five insurance subsidiaries domiciled in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A" (Excellent) by A.M. Best Company ("A.M. Best").

Insurance, particularly workers’ compensation, is, generally affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Program segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. We believe seasonality may be muted by our acquisition activity. Additionally, our Specialty Risk and Extended Warranty segment may be impacted by seasonality due to consumer trends in the automotive and consumer electronic markets.

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on equity was 28.4%, 22.5% and 17.5% for the years ended December 31, 2014, 2013 and 2012, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 90.7%, 90.5% and 90.1% for the years ended December 31, 2014, 2013 and 2012, respectively. A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $131.6 million, $84.8 million and $68.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We held 19.7% and 20.8% of total invested assets in cash and cash equivalents as of December 31, 2014 and 2013, respectively.

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

Significant Acquisitions

Comp Options Insurance Company, Inc.

On October 1, 2014, we acquired Comp Options Insurance Company, Inc. (“Comp Options”), a Florida-based workers' compensation insurer, from an affiliate of Blue Cross & Blue Shield of Florida, for approximately $34.3 million in cash. Comp Options offers workers' compensation insurance to small businesses with low-hazard risk profiles in the state of Florida and generated approximately $70.0 million of premium during the 12 months prior to acquisition. The goodwill and intangible assets, as well as Comp Options results of operations, are included as a component of the Small Commercial Business segment. We are in the process of completing our acquisition accounting and expect to have it completed in 2015. As a result of this acquisition, we recorded approximately $18.7 million of written premium and $1.0 million of service and fee income for the year ended December 31, 2014.

Tower Renewal Rights Agreement

In January 2014, we entered into a cut through quota share reinsurance agreement (the “Cut Through Reinsurance Agreement”) with Tower Group International, Ltd. (“Tower”) to provide a 100% quota share for a majority of Tower's in force commercial lines policies and most new and renewal commercial lines business. At the inception of the Cut Through Reinsurance Agreement, we initially assumed $174 million of unearned premium. During 2014, we assumed approximately $475 million of premium, earned approximately $387 million of premium, and incurred approximately $225 million of loss and loss adjustment expense, respectively, related to the Cut Through Reinsurance Agreement. During the year ended December 31, 2014, we also incurred approximately $92 million of commission expense and approximately $16 million of unallocated claims expense as part of the Cut Through Reinsurance Agreement. Additionally, we recorded approximately $34 million of prepaid claim expense as of December 31, 2014, which is reported as a component of other assets.

In conjunction with ACP Re, Ltd.'s (“ACP Re”) merger with Tower, on September 15, 2014, we entered into various agreements with Tower including, primarily, a renewal rights agreement and a quota share reinsurance agreement. Based on the terms of the renewal rights agreement, we are required to pay a maximum amount of $30 million over a three year period based on 3% of gross written premium of the Tower commercial lines business. The quota share reinsurance agreement allows us to reinsure 100% of all losses for Tower’s new and renewal commercial lines business written after September 15, 2015. The quota share agreement replaced the Cut Through Reinsurance Agreement. As a result of the renewal rights transaction, we generated approximately $133 million of gross written premium for the year ended December 31, 2014. Additionally, we loaned ACP Re $125 million to finance their purchase of Tower.

The Insco Dico Group

On January 3, 2014, we completed the acquisition of Insco Insurance Services, Inc. (“Insco Dico”) and its subsidiaries for a purchase price of approximately $88.7 million. The transaction was funded with our existing working capital. Insco Dico's subsidiaries include Developers Surety and Indemnity Company and Indemnity Company of California, which offer surety insurance to developers and contractors in all 50 states with California as the largest state. In addition, Insco Dico's subsidiary, Builders Insurance Services, markets general liability insurance policies to contractors in several states in the western region of the U.S. The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The identifiable intangible assets consist of agency relationships, which have a 20 year life, and licenses that have an indefinite life. As a result of this transaction, we recorded approximately $55.5 million of written premium and approximately $3.7 million of service and fee income for the year ended December 31, 2014.

Sagicor Europe Limited

On December 23, 2013, we, through one of its subsidiaries, completed the acquisition of Sagicor Europe Limited and its wholly owned subsidiaries, including Sagicor at Lloyd's Limited (“Sagicor”), from Sagicor Financial Corporation for approximately $93.1 million. Sagicor Europe Limited and Sagicor at Lloyd's Limited subsequently changed their names to AmTrust Lloyd's Holdings Limited and AmTrust at Lloyd's Limited, respectively. AmTrust at Lloyd's Limited is a managing agency and owner of Lloyd's property/casualty insurance syndicate 1206 with stamp capacity of $330.0 million and Lloyd's life insurance syndicate 44 with stamp capacity of $16.5 million. The goodwill and intangible assets, as well as AmTrust Lloyd's Holdings Limited's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this transaction, we recorded approximately $322.8 million of written premium for the year ended December 31, 2014.

Mutual Insurers Holding Company

On May 13, 2013, we completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries. MIHC's primary operating subsidiary, First Nonprofit Insurance Company (“FNIC”), is a of property and casualty insurance products to nonprofit organizations in the U.S. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by us. As required by the plan of conversion and applicable Delaware law, we offered shares of our common stock, at a discount to the market price, to the members of MIHC who held policies as of December 31, 2012 and the directors, officers and employees of MIHC and its subsidiaries. We received subscriptions for approximately $0.5 million, resulting in the issuance by us of 18,052 shares of our common stock at a discounted price of 20% from our market trading price, or approximately $0.1 million. Pursuant to the stock purchase agreement, after the expiration of the offering, we purchased all of the authorized shares of capital stock of MIHC at a purchase price equal to the greater of the gross proceeds received by us in the offering, and $8.0 million. We made a payment to MIHC of $48.5 million, which included the $0.5 million in proceeds we received in the offering, for the stock of FNIC. Additionally, as part of the transaction, we were required to make a contribution to First Nonprofit Foundation, a tax exempt corporation principally funded by FNIC's predecessor and managed for the benefit of nonprofit organizations, in the amount of $7.9 million, which represented $8.0 million, as discussed above, less the discount of approximately $0.1 million on the shares issued by us in the transaction. The remaining $40.6 million of cash contributed to MIHC was retained by us. Additionally, we assumed $6.5 million of debt in the transaction. In accordance with FASB ASC 805-10 Business Combinations, we recorded an acquisition price of approximately $14.5 million.
In accordance with FASB ASC 944-805 Business Combinations, we adjusted to fair value FNIC's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $4.5 million. Additionally, we recorded intangible assets in the amount of $6.1 million, which consisted of state licenses and have an indefinite life. The intangible assets, as well as FNIC's results of operations from the date of acquisition, are included as a component of the Small Commercial Business segment. As a result of this transaction, we recorded an acquisition gain of approximately $18.0 million.

As a result of this transaction, we recorded approximately $58.1 million and $32.1 million of written premium for the years ended December 31, 2014 and 2013, respectively.

AMTCS Holdings, Inc.

On May 3, 2013, we, through our wholly-owned subsidiary AMT Warranty Corp., completed the acquisition of CPPNA Holdings, Inc. (“CPPNA”) from CPP Group LLC, a company based in the United Kingdom, for approximately $40.0 million. CPPNA subsequently changed its name to AMTCS Holdings, Inc. (“AMTCS”). AMTCS provides administrative services for consumer protection products in the United States, including identity theft protection and warranties related to credit card purchases, to customers of AMTCS's financial services partners. In accordance with FASB ASC 805-10 Business Combinations, we recorded a purchase price of approximately $40.0 million, which consisted primarily of goodwill and an intangible asset of approximately $17.3 million and $34.7 million, respectively, and a deferred tax liability of $12.1 million. The intangible asset consisted of customer relationships and has a life of 12 years. The goodwill and intangibles, as well as AMTCS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment from the date of acquisition. As a result of this transaction, we recorded approximately $58.4 million and $44.5 million of fee income during the years ended December 31, 2014 and 2013, respectively.

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

In accordance with FASB ASC 944-805 Business Combinations, we adjusted to fair value Sequoia's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves and was approximately $7.4 million. Additionally, we recorded $11.8 million of intangible assets that consist primarily of licenses and trademarks and have an indefinite life. The intangible assets, as well as Sequoia's results of operations, are included as a component of the Small Commercial Business segment from the date of acquisition. As a result of this transaction, we recorded an acquisition gain of approximately $5.2 million.

We recorded approximately $68.3 million and $79.7 million of written premium for the years ended December 31, 2014 and 2013, respectively.

Car Care

On February 28, 2013, we, through our wholly-owned subsidiary AmTrust International Limited (“AIL”), acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited (“CCPH”) from Ally Insurance Holdings, Inc (“AIH”). CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection (GAP), Wholesale Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a United Kingdom based insurer. CCPH has operations in the United Kingdom, Europe, China, North America and Latin America. We paid $72.4 million for the purchase of CCPH. In connection with the closing of the transaction, the parties (or their affiliates) entered into certain other agreements, including a transition services agreement, pursuant to which AIH provides certain transitional services to AIL and us, and two reinsurance agreements, pursuant to which affiliates of AIH reinsure certain insurance contracts of such affiliates with affiliates of AIL.

We recorded intangible assets of approximately $34.3 million related to customer relationships and assigned a life of fifteen years. CCPH is included as a component of our Specialty Risk and Extended Warranty segment. As a result of this transaction, we recognized a gain on the acquisition of approximately $25.5 million.

As a result of this transaction, we recorded approximately $110.8 million and $98.9 million of written premium for the years ended December 31, 2014 and 2013, respectively. In addition, we recorded $42.4 million and $31.6 million of fee income for the years ended December 31, 2014 and 2013, respectively.

AHL

During 2013, AHL completed two acquisitions described below. AHL is a holding company that purchases Luxembourg-domiciled reinsurance entities. In connection with these transactions, we acquire cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The equalization reserves originally established by the seller under Luxembourg law allowed the reinsurer to offset any taxable income. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators and is subject to reassessment every five years. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

If a Luxembourg reinsurer can assume sufficient premium to maintain its equalization reserves or assume losses, which then reduce the equalization reserves, the reinsurer can permanently defer the income tax. Subsequent to the acquisition, we cede premium and associated losses to the reinsurance companies through intercompany reinsurance arrangements. Provided we are able to cede business that generates a net loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2014, we had approximately $314 million of unutilized equalization reserves and an associated deferred tax liability of approximately $94 million. During 2014, 2013 and 2012, we were able to reduce the overall expenses by a net amount of approximately $30.4 million, $0.2 million, and $9.3 million, respectively, to reflect the net reduction of the deferred tax liability offset by goodwill impairment charges related to the utilization of the equalization reserves. Under our business plans currently in effect, we expect that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreements will cause the equalization reserves to be fully utilized in three to five years subsequent to the acquisition of the Luxembourg reinsurer, at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of these intercompany reinsurance agreements are appropriately eliminated in consolidation and did not impact our gross and net loss reserves or loss ratio.

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

Strategic Investments

Investment in National General Holdings Corp.

We have a 13.2% ownership interest in National General Holding Corp. (“NGHC”). NGHC is publicly-held insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and writes consumer property and casualty insurance business through independent agents for automobiles. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. NGHC's two largest stockholders are The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of our Board of Directors and the father-in-law of Barry D. Zyskind, our Chief Executive Officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman of the board of directors of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we continue to account for our investment in NGHC under the equity method as we have the ability to exert significant influence on NGHC's operations. We recorded $28.4 million, $11.6 million and $9.3 million of income during the years ended December 31, 2014, 2013 and 2012, respectively, related to our equity investment in NGHC.

Master Services Agreement

We provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus our costs for development and support services. In addition, we provide NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We recorded recorded approximately $25.6 million, $24.2 million and $14.4 million of fee income for the years ended December 31, 2014, 2013 and 2012, respectively, related to this agreement. Additionally, we provided certain consulting services to NGHC related to Luxembourg-domiciled reinsurance entities in 2014, for which we received $1.1 million for the year ended December 31, 2014.

Asset Management Agreement

We manage the assets of NGHC and certain of its subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We managed approximately $1.4 billion of assets as of December 31, 2014 related to this agreement. As a result of this agreement, we earned approximately $2.0 million, $1.7 million and $1.5 million of asset management fees for the years ended December 31, 2014, 2013 and 2012, respectively.

As a result of the above service agreements with NGHC, we recorded fees totaling approximately $28.7 million, $25.9 million and $15.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $16.4 million.

Life Settlement Contracts

We currently have a 50% ownership interest in each of four entities for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the other 50%. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The entities (collectively, the “LSC Entities”) are:

•Tiger Capital LLC (“Tiger”);
•AMT Capital Alpha, LLC (“AMT Alpha”);
•AMT Capital Holdings, S.A. (“AMTCH”); and
•AMT Capital Holdings II, S.A. (“AMTCH II”).

The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide certain actuarial and finance functions related to the LSC Entities. In conjunction with our 13.2% ownership percentage of NGHC, we ultimately receive 56.6% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

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

Total capital contributions of $36.1 million and $70.8 million were committed to the LSC Entities during the years ended December 31, 2014 and 2013, respectively, of which our proportionate share was $17.9 million and $35.4 million in those same periods. $1.3 million of this $17.9 million capital contribution was funded in January 2015. The LSC Entities used the contributed capital to pay premiums and purchase policies. Our investments in life settlements and premium finance loans were approximately $264.5 million and $233.0 million as of December 31, 2014 and 2013, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded a gain on investment in life settlement contracts net of profit commission of approximately $12.3 million, $3.8 million and $13.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Net Earned Premium.  Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2014 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2014 and the other half in 2015. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk.The coverages range in duration from one month to 120 months. Our U.S. warranty business has an average duration of 42 months, while our European warranty business has an average duration of 19 months and our European casualty business has average duration of 12 months.

Service and Fee Income.  We currently generate service and fee income from the following sources:

•
Product warranty registration and service — Our Specialty Risk and Extended Warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third party retailers, manufacturers and dealerships. Additionally, we provide credit monitoring services for a fee.

•
Servicing carrier — We act as a servicing carrier for workers’ compensation assigned risk plans in multiple states. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties.

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

•
Insurance fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been canceled for non-payment, in jurisdictions where it is permitted and approved. Additionally, we recognize broker commissions and policy management fees associated with general liability policies placed by one of our managing general agencies.

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

Net Investment Income and Realized Gains and (Losses). We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities primarily as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. Additionally, we have a small portfolio of equity securities classified as trading securities. We report unrealized gains (losses) on those securities classified as trading securities within net realized gains (losses) on investment on the consolidated statement of income.

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

Other Expense. Other expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which we engage, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities, such as those generated by Builders & Tradesman's Insurance Services, Inc. ("BTIS"), CNH Industrial Canada Insurance and CNH Industrial Insurance Agency Inc. (collectively, "CNH"), First Nonprofit Insurance Company ("FNIC"), RS Acquisition Holdco, LLC and it subsidiaries (collectively, "Risk Services") and Warrantech Corporation and its subsidiaries (collectively, "Warrantech").

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

Return on Equity. We calculate return on equity by dividing net income by the average of stockholders’ equity.

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

Our significant accounting policies are discussed in Note 2. "Significant Accounting Policies" in the audited consolidated financial statements included elsewhere in this report. We believe that our most critical accounting policies relate to the reporting of earned premium, reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred policy acquisition costs, valuation of investments, valuation of life settlement contracts and related profit commission, business combinations, goodwill and intangible assets, and income taxes and valuation allowance, each of which is discussed below.

The following is a description of our critical accounting policies.

Premiums.  We recognize insurance premiums, other than in our Specialty Risk and Extended Warranty segment, as earned on the straight-line basis over the contract period. Insurance premiums on Specialty Risk and Extended Warranty business are earned based on estimated program coverage periods. We base these estimates on the expected distribution of coverage periods by contract at inception, and because a single contract may contain multiple coverage period options, we revise these estimates based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. We base premium adjustments on contracts and audit premiums on estimates made over the contract period. Earned but unbilled premium (“EBUB”) estimates the amount of audit premium for those policies that have yet to be audited as of the date of the quarter or year end. Workers’ compensation policies are subject to audit and the final premium may increase or decrease materially from the original premium due to revisions to actual payroll and/or employee classification. Based on guidance in FASB ASC 944 as well as Statement of Statutory Accounting Principles 53, we determine EBUB using statistically supported aggregate calculations based on our historical premium audit results. We have not had a material adjustment as a result of actual premium audits materially differing from the estimates used in calculating EBUB. We also estimate an allowance for doubtful accounts based on a percentage of premium.

Reserves for Loss and Loss Adjustment Expenses and Unearned Premium Reserves.  We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our reserves for loss and loss adjustment expenses are estimated using case-by-case valuations and statistical analysis.

We utilize a combination of our incurred loss development factors and industry-wide incurred loss development factors. Our actuaries generates a range within which it is reasonably likely that our ultimate loss and loss adjustment expenses for claims incurred in a particular time period, typically the calendar year, will fall. The low end of the range is established by assigning a weight of 100% to our ultimate losses obtained by application of our own loss development factors. The high end is established by assigning a weight of 50% each to our ultimate losses as developed through application of Company and industry wide loss development factors. The determination to assign particular weights to ultimate losses developed through application of our loss development factors and industry-wide loss development factors is made by our actuary and is a matter of actuarial judgment. In the selection of our reserves, we have given greater consideration over time to the results attributable to our own loss development factors.

We believe this method, by which we track the development of claims incurred in a particular time period, is the best method for projecting our ultimate liability. Loss development factors are dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2015 should develop similarly to losses incurred in 2014 and prior years. Thus, if the Net Loss Ratio for premiums written in year one is 55.0%, we expect that the Net Loss Ratio for premiums written in year two also would be 55.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Notwithstanding the inherent uncertainty, we have not experienced material variability in our loss development factors. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. For example, as of December 31, 2014, the average cost per workers’ compensation claim was $11,277, which was a 4.1% decrease over the claims severity from 2001 – 2013 of $11,763. In 2014, claims frequency (number of claims per $1.0 million of payroll) increased to 1.018 from .948, an increase of 7.4%, for the period between 2001 and 2014.

In the event of a 5% increase in claims frequency as measured by our workers compensation insureds’ payroll, which we believe is the most important assumption regarding our business, our loss reserves as of December 31, 2014 would be understated by $40 million and would result in an after tax reduction in stockholders’ equity of $26 million. In the event of a 5% increase in claim severity, which is the average incurred loss per claim, our loss and loss adjustment expense reserves would be understated by $18.1 million and would result in an after tax reduction in stockholders’ equity of $11.7 million.

On a monthly basis, we review our reserves to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. For example, if the development of our total incurred losses were 5% greater than the loss development factors would have predicted, we would adjust our reserves for the periods in question. In 2014, 2013 and 2012, our liabilities for unpaid losses and LAE attributable to prior years increased by $18.6 million, $30.9 million and $12.9 million, respectively, primarily as result of unfavorable loss development in our Small Commercial Business and Specialty Program segments as well as a portion of our European Casualty business in 2013 and in our Specialty Program segment in 2013 and 2012, due to higher actuarial estimates based on actual losses. We do not anticipate that we will make any material reserve adjustments, but will continue to monitor the accuracy of our loss development factors and adequacy of our reserves.

There is generally more uncertainty in the unearned premium reserve than in the IBNR reserve in our Specialty Risk and
Extended Warranty segment because warranty is short-duration business. Claims are generally reported immediately after they occur and are closed within months of reporting. In the Specialty Risk and Extended Warranty segment, the reserve for unearned premium is, in general, an estimate of our liability for projected future losses emanating from the unearned portion of written policies and is inherently more uncertain. Approximately 69% of polices written have policy terms exceeding one year and currently range between 13 months and 120 months. A portion of these policies are earned on a method other than evenly over the contract period. For those policies that are not earned evenly over the contract period, they are earned over the period of risk in proportion to the amount of insurance protection provided. As of December 31, 2014, we had unearned premium of approximately $749.4 million on these policies. An upward/downward movement of 5% on the entire pool of the earn out pattern for these policies would result in an increase/decrease in unearned premium of approximately $37.5 million. In 2014, we had no material changes to prior period estimates of these claim patterns. Our liability for return of unearned premium is not significant.

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

Fair Value of Financial Instruments. Our estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820 Fair Value Measurements and Disclosures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. Additionally, valuation of fixed maturity investments is more subjective when markets are less liquid due to lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments approximate their carrying values. We report fixed maturity securities and equity securities classified as available-for-sale at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Equity securities classified as trading securities are stated at estimated fair market value. Gains and losses, both realized and unrealized, are included in the net realized gain or loss on investment on the consolidated statement of income. For both available-for-sale and trading securities, we determine realized gains and losses on the specific identification method.

For investments that have quoted market prices in active markets, we use the quoted market prices as fair value and include these prices in the amounts disclosed in the Level 1 hierarchy. We receive the quoted market prices from nationally recognized third party pricing services (“pricing service”). When quoted market prices are unavailable, we utilize a pricing service to determine an estimate of fair value. This pricing method is used, primarily, for fixed maturities. The fair value estimates provided by the pricing service are included in the Level 2 hierarchy. If we determine that the fair value estimate provided by the pricing service does not represent fair value or if quoted market prices and an estimate from pricing services are unavailable, we produce an estimate of fair value based on dealer quotations of the bid price for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, we will then determine if the estimate is Level 2 or Level 3 hierarchy.

Fixed Maturities. We utilize a pricing service to estimate fair value measurements for all of our fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service we utilize has indicated it will produce an estimate of fair value only if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. Our Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

Equity Securities. We utilize a pricing service to estimate the fair value of the majority of our available-for-sale and trading equity securities. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided as fair value. We classify the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. We classify the value of these equity securities as Level 2. We also hold certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. We estimate the fair value of these securities primarily based on inputs such as third party broker quote, issuers' book value, market multiples, and other inputs. These equity securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

Other Investments. Other investments consisted primarily of investments in limited partnerships, an interest in a syndicated term loan, and annuities. Other investments accounted for only approximately 0.6% of our investment portfolio as of December 31, 2014. We estimate the fair value of other investments based on significant unobservable inputs in the valuation process. As a result, we classified the fair value estimates as Level 3 in the financial hierarchy. We have determined that our investments in Level 3 securities are not material to our financial position or results of operations.

Other-than-temporary-impairment (“OTTI”). Quarterly, our Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for “OTTI”. We generally consider an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

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

•
other items, including company management, media exposure, sponsors, marketing and advertising agreements, debt restructuring, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2014, 2013 and 2012, we recorded impairment write-downs of approximately $8.0 million, $2.9 million and $3.0 million, respectively, after determining that certain of our investments were OTTI.

Life Settlements. When we become the owner of a life insurance policy, the life insurance premium for such policy is accounted for as an investment in life settlements. Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these investments using the fair value method.

Life Settlement Profit Commission. We retain a third party service provider to perform certain administration functions to effectively manage the life settlement contracts held by Tiger Capital, LLC and AMT Capital Holdings II S.A. and a portion of their fee is contingent on the overall profitability of the life settlement contracts. We accrue the related profit commission on life settlements at fair value, in relation to life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract. In addition, we accrue a best estimate in relation to profit commission due on certain life settlement contracts acquired subsequent to December 31, 2010 as no contractual relationship currently exists.

Business Combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in our consolidated financial statements. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value of loss and LAE reserves by recording the acquired loss reserves based on our existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is recorded either as an intangible asset or another liability, as applicable, and amortized proportionately to the decrease in the acquired loss and LAE reserves over the payout period for the acquired loss and LAE reserves. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. We assign fair values to intangible assets based on valuation techniques including the income and market approaches. We expense costs associated with the acquisition of a business in the period incurred. We include the results of operations of an acquired business in our consolidated financial statements from the date of the acquisition.

Goodwill and Intangible Assets. We account for goodwill and intangible assets in accordance with ASC 820, Business Combinations and ASC 350, Intangibles — Goodwill and Other. We record a purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination as an asset, and it is not amortized. We amortize intangible assets with a finite life over the estimated useful life of the asset. We do not amortize intangible assets with an indefinite useful life. We test goodwill and intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations.

Income Taxes. We file a consolidated United States ("US") income tax return for our eligible domestic subsidiaries. Our non-domestic subdivisions file income tax returns in their respective local jurisdictions. As part of the US consolidated income tax return filing, we are party to federal income tax allocation agreements amongst the includible entities. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. We record changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, directly to other comprehensive income. Otherwise, we include changes in deferred income tax assets and liabilities as a component of income tax expense.

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

Results of Operations

Consolidated Results of Operations

	Year End December 31,
	2014	2013	2012
	(Amounts in Thousands)
Gross written premium	$6,087,965	$4,116,911	$2,749,326

Net written premium	$3,956,618	$2,565,673	$1,648,037
Change in unearned premium	(430,054)	(299,683)	(229,185)
Net earned premium	3,526,564	2,265,990	1,418,852
Service and fee income (related parties – $58,428, $51,545, and $29,041)	409,743	331,559	172,174
Net investment income	131,601	84,819	68,167
Net realized gain on investments	16,423	15,527	8,981
Total revenues	4,084,331	2,697,895	1,668,174
Loss and loss adjustment expense	2,342,619	1,517,361	922,675
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $405,071, $276,556, and $196,982)	856,923	533,162	356,005
Other	436,350	291,617	177,709
Total expenses	3,635,892	2,342,140	1,456,389
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	448,439	355,755	211,785
Other income (expense):
Interest expense	(45,857)	(34,691)	(28,508)
Loss on extinguishment of debt	(9,831)	—	—
Net gain on investment in life settlement contracts net of profit commission	12,306	3,800	13,822
Foreign currency gain (loss)	60,245	(6,533)	(242)
Acquisition gain on purchase	—	48,715	—
Gain on sale of subsidiary	6,631	—	—
Total other income (expense)	23,494	11,291	(14,928)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	471,933	367,046	196,857
Provision for income taxes	53,686	98,019	21,292
Income before equity in earnings of unconsolidated subsidiaries	418,247	269,027	175,565
Equity in earnings of unconsolidated subsidiaries – related party	28,351	11,566	9,295
Net income	$446,598	$280,593	$184,860
Non-controlling and redeemable non-controlling interest	416	1,633	(6,873)
Net income attributable to AmTrust Financial Services, Inc.	$447,014	$282,226	$177,987
Dividends on preference stock	(12,738)	(3,989)	—
Net income attributable to AmTrust common stockholders	$434,276	$278,237	$177,987

Net realized gain on investments:
Total other-than-temporary impairment losses	$(8,039)	$(2,869)	$(2,965)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(8,039)	(2,869)	(2,965)
Other net realized gain on investments	24,462	18,396	11,946
Net realized investment gain	$16,423	$15,527	$8,981

Consolidated Results of Operations 2014 Compared to 2013

Gross Written Premium.  Gross written premium increased $1,971.1 million, or 47.9%, to $6,088.0 million from $4,116.9 million for the years ended December 31, 2014 and 2013, respectively. The increase of $1,971.1 million was attributable to growth in all three of our segments and we grew both organically as well as from acquisitions. The increase in Small Commercial Business resulted primarily from the assumption of premium through the Cut Through Reinsurance Agreement with Tower, the acquisitions of Comp Options, FNIC, Insco Dico, and Sequoia, and increases in the number of policies issued. The largest increases came from the states of California, Florida, New Jersey and New York. The increase in Specialty Risk and Extended Warranty resulted from the acquisition of AmTrust at Lloyd's in 2013 and expansion of existing programs in the U.S. The increase in Specialty Program resulted primary from growth in existing programs.

Net Written Premium.  Net written premium increased $1,390.9 million, or 54.2%, to $3,956.6 million from $2,565.7 million for the years ended December 31, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business — $947.1 million; Specialty Risk and Extended Warranty — $389.7 million; and Specialty Program — $120.0 million. The increase was partially offset by a decrease in Personal Lines Reinsurance — $65.8 million. Net written premium increased for the year ended December 31, 2014 compared to the same period in 2013 due to the increase in gross written premium in 2014 compared to 2013, and the increase in retention of gross written premium because of growth in lines of business in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention of gross written premium was 65.0% and 62.3% for the years ended December 31, 2014 and 2013, respectively.

Net Earned Premium.  Net earned premium increased $1,260.6 million, or 55.6%, to $3,526.6 million from $2,266.0 million for the years ended December 31, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business — $773.0 million; Specialty Risk and Extended Warranty — $420.4 million; and Specialty Program — $158.2 million. The increase was partially offset by a decrease in Personal Lines Reinsurance — $91.1 million. The increase in net earned premium resulted from the increase in gross written premium in 2014 and the increase in retention of gross written premium to 65.0% in 2014 compared to 62.3% in 2013.

Service and Fee Income. Service and fee income increased $78.2 million, or 23.6%, to $409.7 million from $331.6 million for the years ended December 31, 2014 and 2013, respectively. The Specialty Risk and Extended Warranty segment increased fees by approximately $54.1 million during the year ended December 31, 2014 for the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services. Additionally, we had an increase of $11.0 million in fees related to a small acquisition during the second quarter of 2014. Finally, services provided to ACP Re, Maiden and NGHC also generated higher fees of approximately $6.9 million during 2014 compared to 2013.

Net Investment Income.  Net investment income increased $46.8 million, or 55.2%, to $131.6 million from $84.8 million for the years ended December 31, 2014 and 2013, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during 2014 compared to 2013, as a result of the acquisitions of AmTrust at Lloyd's, Insco Dico and Comp Options, the issuance of preferred stock and cash generated from operations, partially offset by lower overall yields.

Net Realized Gains (Losses) on Investments. We had net realized gains on investments of $16.4 million and $15.5 million for the years ended December 31, 2014 and 2013, respectively. We impaired approximately $8.0 million and $2.9 million of investments in 2014 and 2013, respectively, which reduced our overall gains. The increase in realized gains, excluding impairments, resulted primarily from having a larger portfolio of investments in 2014 compared to 2013.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $825.3 million, or 54.4%, to $2,342.6 million for the year ended December 31, 2014 from $1,517.4 million for the year ended December 31, 2013. Our loss ratio for the years ended December 31, 2014 and 2013 was 66.4% and 67.0%, respectively. The loss ratio remained stable year over year as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years in our Specialty Risk and Extended Warranty and Specialty Program segments. Current accident year selected ultimate losses were lower than selected ultimate losses from prior years in our Small Commercial Business segment. This was partially offset by premium assumed in 2014 through the Cut Through Reinsurance Agreement with Tower, which had higher ultimate loss selections than our policies in similar lines of business, and having a higher percentage of earned premium from worker's compensation policies in the state of California in 2014, for which we assign a higher ultimate loss selection than for worker's compensation policies written in other states. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $323.8 million, or 60.7%, to $856.9 million for the year ended December 31, 2014 from $533.2 million for the year ended December 31, 2013. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the years ended December 31, 2014 and 2013 was $405.1 million and $276.6 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was reasonably consistent period over period as a percentage of ceded earned premiums. The expense ratio increased to 24.3% in 2014 from 23.5% in 2013, and was impacted primarily by higher policy acquisition expenses in 2014 in our Specialty Risk and Extended Warranty segment.

Other.  Other expenses increased $144.7 million, or 49.6%, to $436.4 million for the year ended December 31, 2014 from $291.6 million for the year ended December 31, 2013. The increase resulted primarily from the expansion of our business attributable to product warranty registration and claims handling services for CNH and AMTCS. Additionally, 2014 goodwill impairment related to our Luxembourg reinsurance companies increased by approximately $51.3 million compared to 2013.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries.  Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $92.7 million, or 26.1%, to $448.4 million from $355.8 million for the years ended December 31, 2014 and 2013, respectively. The change in income from 2014 to 2013 resulted primarily from the increase in underwriting income of approximately $112 million and an increase in income from our investment portfolio of $47 million, partially offset by higher goodwill impairment in 2014.

Interest Expense.  Interest expense for the years ended December 31, 2014 and 2013 was $45.9 million and $34.7 million, respectively. The increase was primarily related to interest expense on the $250 million of 6.125% notes due 2023 issued in August of 2013 and the letter of credits outstanding under our ING Credit Agreement.

Net Gain on Investment in Life Settlement Contracts.  We recognized a gain on investment in life settlement contracts of $12.3 million for the year ended December 31, 2014 compared to a gain of $3.8 million for the year ended December 31, 2013. The increase in the gain from the life settlement contracts resulted from a higher number of maturities in 2014 than in 2013.

Acquisition Gain on Purchase. We recognized a gain on acquisition of approximately $48.7 million related to the purchases of CCPH, FNIC and Sequoia during 2013. We did not recognize any gains on acquisition during 2014.

Provision for Income Tax.  Income tax expense for the year ended December 31, 2014 was $53.7 million, which resulted in an effective tax rate of 11.4%. Income tax expense for the year ended December 31, 2013 was $98.0 million, which resulted in an effective tax rate of 26.7%. The majority of the decrease in the effective tax rate in 2014 related to a tax benefit attributable to the reduction of our deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers, which was $92.4 million and $10.0 million during the years ended December 31, 2014 and 2013, respectively. The effect of this benefit decreased our effective rate by approximately 19.6% and 2.7% in 2014 and 2013, respectively.

Equity in Earnings of Unconsolidated Subsidiaries — Related Party. Equity in earnings of unconsolidated subsidiaries — related party increased by $16.8 million for the year ended December 31, 2014 to $28.4 million compared to $11.6 million for the year ended December 31, 2013. A majority of the increase resulted from an increase in earnings from our proportionate share of equity income from NGHC's results of operations. Additionally, we had equity income from NGHC of $14.7 million and $8.6 million in 2014 and 2013, respectively, related to decreases in our ownership percentages of NGHC related to their public offerings in 2014 and 2013.

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

Net Written Premium.  Net written premium increased $917.6 million, or 55.7%, to $2,565.7 million from $1,648.0 million for the years ended December 31, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business - $460.9 million; Specialty Risk and Extended Warranty - $319.5 million; and Specialty Program - $189.5 million. The increase was partially offset by a decrease in Personal Lines Reinsurance - $52.3 million. Net written premium increased for the year ended December 31,

2013 compared to the same period in 2012 due to the increase in gross written premium in 2013 compared to 2012, as well as higher retention of business in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that is not covered by the Maiden Quota Share. Our overall retention of gross written premium was 62.3% and 59.9% for the years ended December 31, 2013 and 2012, respectively.

Net Earned Premium.  Net earned premium increased $847.1 million, or 59.7%, to $2,266.0 million from $1,418.9 million for the years ended December 31, 2013 and 2012, respectively. The increase by segment was: Small Commercial Business - $417.2 million; Specialty Risk and Extended Warranty - $270.3 million; and Specialty Program - $171.8 million. The increase was partially offset by a decrease in Personal Lines Reinsurance - $12.2 million. The increase in net earned premium resulted from the increase in gross written premium in 2013 and the increase in retention of gross written premium to 62.3% in 2013 compared to 59.9% in 2012.

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

Net Investment Income.  Net investment income increased $16.7 million, or 24.4%, to $84.8 million from $68.2 million for the years ended December 31, 2013 and 2012, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during 2013 compared to 2012, as a result of the acquisitions of CCPH, Sequoia and FNIC, and the net cash proceeds obtained through the issuance of $250 million of 6.125% notes due 2023 and $115 million of preferred stock in 2013, partially offset by lower overall yields.

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

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $594.7 million, or 64.5%, to $1,517.4 million for the year ended December 31, 2013 from $922.7 million for the year ended December 31, 2012. Our loss ratio for the years ended December 31, 2013 and 2012 was 67.0% and 65.0%, respectively. The increase in the loss ratio in 2013 primarily impacted our Specialty Risk and Extended Warranty segment and our Small Commercial Business segment. The increases resulted from higher ultimate loss selections in our European casualty business and changes in the proportionate share of business written by segment. Additionally, in 2013, our workers' compensation business in the state of California, for which we assign a higher ultimate loss selection than for workers' compensation policies written in other states, increased to approximately 24% of total written premium in the Small Commercial Business segment compared to 17% of total written premium in 2012. We did not have any material increases or decreases as a result of prior year loss development.

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

Interest Expense.  Interest expense for the years ended December 31, 2013 and 2012 was $34.7 million and $28.5 million, respectively. The increase was primarily related to interest expense on the $250 million of 6.125% notes due 2023 issued in August of 2013.

Net Gain on Investment in Life Settlement Contracts.  We recognized a gain on investment in life settlement contracts of $3.8 million for the year ended December 31, 2013 compared to a gain of $13.8 million for the year ended December 31, 2012. The decrease in the gain from the life settlement contracts resulted from a lower net increase in fair value of the life settlement contracts.

Acquisition Gain on Purchase. We recognized a gain on acquisition related to the purchase of CCPH, FNIC and Sequoia during the year ended December 31, 2013 of approximately $48.7 million compared to recognizing no gain on acquisition for the year ended December 31, 2012.

Provision for Income Tax.  Income tax expense for the year ended December 31, 2013 was $98.0 million, which resulted in an effective tax rate of 26.7%. Income tax expense for the year ended December 31, 2012 was $21.3 million, which resulted in an effective tax rate of 10.8%. The increase in our effective tax rate during 2013 compared to 2012 resulted primarily from the gain recognized on the acquisitions of CCPH, Sequoia and FNIC and the recognition of non-recurring gains related to a third quarter internal reorganization of our European operations. Additionally, for the years ended December 31, 2013 and 2012, income tax expense included a tax benefit of $10.0 million and $25.6 million, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this $10.0 million and $25.6 million tax benefit reduced the effective rate by approximately 3% and 10% in 2013 and 2012, respectively.

Equity in Earnings of Unconsolidated Subsidiaries - Related Party.  Equity in earnings of unconsolidated subsidiaries - related party increased by $2.3 million for the year ended December 31, 2013 to $11.6 million compared to $9.3 million for the year ended December 31, 2012. The increase resulted primarily from a realized gain of approximately $8.6 million from a decrease in our ownership percentage of NGHC from 21.25% to 15.4% as a result of NGHC's sale of shares in a Rule 144A offering in June 2013, partially offset by a decline in earnings from our proportionate share of equity income from NGHC's results of operations.

Small Commercial Business Segment — Results of Operations

	Year End December 31,
	2014	2013	2012
	(Amounts in Thousands)
Gross written premium	$2,999,714	$1,659,980	$933,740

Net written premium	$1,882,383	$935,313	$474,381
Change in unearned premium	(275,578)	(101,501)	(57,816)
Net earned premium	1,606,805	833,812	416,565

Loss and loss adjustment expense	(1,055,521)	(548,598)	(270,843)
Acquisition costs and other underwriting expenses	(416,965)	(212,824)	(110,895)
	(1,472,486)	(761,422)	(381,738)
Underwriting income	$134,319	$72,390	$34,827

Key Measures:
Net loss ratio	65.7%	65.8%	65.0%
Net expense ratio	25.9%	25.5%	26.6%
Net combined ratio	91.6%	91.3%	91.6%

Small Commercial Business Segment Results of Operations 2014 Compared to 2013

Gross Written Premium. Gross written premium increased $1,339.7 million, or 80.7%, to $2,999.7 million for the year ended December 31, 2014 from $1,660.0 million for the year ended December 31, 2013. The majority of the increase, approximately $669 million, resulted from an increase in the number of policies issued as well as average policy size for both workers compensation policies and commercial package policies. Approximately 70% of this increase were from the states of California, Florida, New Jersey and New York. During 2014, we entered into the Cut Through Reinsurance Agreement with Tower, which resulted in our assumption of approximately $475 million of premium. Additionally, we wrote approximately $133 million of direct written premium from the renewal of Tower's commercial lines business. We also had incremental growth in gross written premium of approximately $90 million in 2014 related to the acquisitions of Comp Options, FNIC, Insco Dico and Sequoia.

Net Written Premium. Net written premium increased $947.1 million, or 101.3%, to $1,882.4 million from $935.3 million for the years ended December 31, 2014 and 2013, respectively. The increase in net premium resulted from an increase in gross written premium for the year ended December 31, 2014 compared to the year ended December 31, 2013, as well as an increase in the retention of gross written premium period over period caused by growth in lines of business that are not covered by the Maiden Quota Share. Our retention of gross written premium for the segment was 62.8% and 56.3% for the years ended December 31, 2014 and 2013, respectively.

Net Earned Premium. Net earned premium increased $773.0 million, or 92.7%, to $1,606.8 million for the year ended December 31, 2014 from $833.8 million for the year ended December 31, 2013. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the year ended December 31, 2014 compared to the year ended December 31, 2013, as well as an increase in our retention of gross written premium to 62.8% in 2014 from 56.3% in 2013. Additionally, during the year ended December 31, 2014, we earned, in full, the $174 million of unearned premium we assumed from Tower during the first quarter of 2014 pursuant to the Cut Through Reinsurance Agreement with Tower.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $506.9 million, or 92.4%, to $1,055.5 million for the year ended December 31, 2014 from $548.6 million for the year ended December 31, 2013. Our loss ratio for the segment for the year ended December 31, 2014 decreased to 65.7% from 65.8% for the year ended December 31, 2013. The loss ratio remained stable year over year as current accident year selected ultimate losses were lower than selected ultimate losses from prior years. This was partially offset by premium assumed in 2014 through the Cut Through Reinsurance Agreement with Tower, which had higher ultimate loss selections than our policies in similar lines of business. Additionally, we wrote approximately 25.7% of the segment's gross written premium in the state of California in 2014 compared to 23.8% in 2013. We assign a higher ultimate loss selection to policies written in the state of California than for workers' compensation policies written in other states. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $204.1 million, or 95.9%, to $417.0 million for the year ended December 31, 2014 from $212.8 million for the year ended December 31, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2014 and 2013 of $197.7 million and $117.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 25.9% for the year ended December 31, 2014 compared to 25.5% for the year ended December 31, 2013. The slight increase in expense ratio period over period was attributable to higher policy acquisition costs in 2014 from changes in business mix, which resulted from the assumption of business through the Cut Through Reinsurance Agreement, and an increase in commercial package and excess and surplus lines business, which have higher policy acquisition costs than other business we write.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased to $134.3 million for the year ended December 31, 2014 compared to $72.4 million for the year ended December 31, 2013. The increase resulted primarily from an increase in the level of earned premium during the year ended December 31, 2014 compared to 2013, partially offset by higher loss and loss adjustment expenses during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Net Written Premium.  Net written premium increased $460.9 million, or 97.2%, to $935.3 million from $474.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in net premium resulted from an increase in gross written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012, as well as an increase in the retention rate of gross written premium period over period. Our retention of gross written premium for the segment was 56.3% and 50.8% for the years ended December 31, 2013 and 2012, respectively. This was partially offset by an increase in our assigned risk business in 2013, for which we cede 100 percent of our gross written business.

Net Earned Premium.  Net earned premium increased $417.2 million, or 100.2%, to $833.8 million for the year ended December 31, 2013 from $416.6 million for the year ended December 31, 2012. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012, as well as an increase in the retention of gross written premium to 56.3% in 2013 from 50.8% in 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $277.8 million, or 102.6%, to $548.6 million for the year ended December 31, 2013 from $270.8 million for the year ended December 31, 2012. Our loss ratio for the segment for the year ended December 31, 2013 increased to 65.8% from 65.0% for the year ended December 31, 2012. The increase in the loss ratio in the year ended December 31, 2013 resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years.The higher current accident year selected ultimate losses resulted primarily from writing approximately 23.8% of gross written premium in the state of California in 2013 compared to approximately 17.3% in 2012, consisting primarily of workers' compensation business. We believe the ultimate loss ratio on California policies, on average, is higher than other states in which we conduct business. The increase in the loss ratio was not the result of adverse reserve development. We did not have any material increases or decreases as a result of prior year loss development.

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

Specialty Risk and Extended Warranty Segment — Results of Operations

	Year End December 31,
	2014	2013	2012
	(Amounts in Thousands)
Gross written premium	$1,983,052	$1,511,649	$1,118,710

Net written premium	$1,333,747	$944,081	$624,555
Change in unearned premium	(101,509)	(132,244)	(82,982)
Net earned premium	1,232,238	811,837	541,573

Loss and loss adjustment expense	(817,780)	(545,516)	(341,196)
Acquisition costs and other underwriting expenses	(253,794)	(151,188)	(112,491)
	(1,071,574)	(696,704)	(453,687)
Underwriting income	$160,664	$115,133	$87,886

Key measures:
Net loss ratio	66.4%	67.2%	63.0%
Net expense ratio	20.6%	18.6%	20.8%
Net combined ratio	87.0%	85.8%	83.8%

Specialty Risk and Extended Warranty Segment Results of Operations 2014 Compared to 2013

Gross Written Premium.  Gross written premium increased $471.4 million, or 31.2%, to $1,983.1 million for the year ended December 31, 2014 from $1,511.6 million for the year ended December 31, 2013. The majority of the increase, approximately $323 million, related to the acquisition of AmTrust at Lloyd's in 2013. Additionally, the segment experienced growth in our existing business in both the U.S. and in Europe. We also benefited from an increase in the British Pound Sterling's average exchange rate in 2014 compared to 2013, which represented approximately 7% of the increase in gross written premium.

Net Written Premium.  Net written premium increased $389.7 million, or 41.3%, to $1,333.7 million from $944.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2014 compared to the year ended December 31, 2013, as well as a higher retention of business during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 67.3% and 62.5% for the years ended December 31, 2014 and 2013, respectively, as certain new programs written during the year ended December 31, 2014 are not covered by the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $420.4 million, or 51.8%, to $1,232.2 million for the year ended December 31, 2014 from $811.8 million for the year ended December 31, 2013. As premiums written earn ratably over the term of a policy, the increase in net premium earned resulted from growth in net written premium in 2014 and 2013. The increase related to the assumption of approximately $222 million of unearned premium from the acquisition of AmTrust at Lloyd's in 2013, which consisted primarily of specialty property and casualty business and earned at a faster rate than warranty business in this segment.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expense increased $272.3 million, or 49.9%, to $817.8 million for the year ended December 31, 2014 from $545.5 million for the year ended December 31, 2013. Our loss ratio for the segment for the year ended December 31, 2014 decreased to 66.4% from 67.2% for the year ended December 31, 2013. The decrease in the loss ratio for the year ended December 31, 2014 resulted primarily from lower ultimate loss selections in our European casualty business and U.S. business in the year ended December 31, 2014 compared to 2013. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $102.7 million, or 67.9%, to $253.8 million for the year ended December 31, 2014 from $151.2 million for the years ended December 31, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the year ended December 31, 2014 and 2013 of $120.3 million and $83.2 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense as a result of the growth in our Small Commercial Business segment. As a result, our expense ratio increased to 20.6% for the year ended December 31, 2014 compared to 18.6% for the year ended December 31, 2013. Additionally, the increase in the expense ratio in 2014 related to higher policy acquisition costs incurred by AmTrust at Lloyd's, which was acquired at the end of 2013.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio increased to $160.7 million for the year ended December 31, 2014 compared to $115.1 million for the year ended December 31, 2013. This increase resulted primarily from an increase in the level of earned premium during the year ended December 31, 2014 compared to 2013, partially offset by a higher expense ratio during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Net Written Premium.  Net written premium increased $319.5 million, or 51.2%, to $944.1 million from $624.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012, as well as a higher retention of business during 2013 compared to 2012. Our overall retention of the gross written premium for the segment was 62.5% and 55.8% for the years ended December 31, 2013 and 2012, respectively, as certain new programs written during the year ended December 31, 2013 are not covered by the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $270.3 million, or 49.9%, to $811.8 million for the year ended December 31, 2013 from $541.6 million for the year ended December 31, 2012. As premiums written earn ratably over the term of a policy, the increase in net premium earned resulted from growth in net written premium in 2013 and 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expense increased $204.3 million, or 59.9%, to $545.5 million for the year ended December 31, 2013 from $341.2 million for the year ended December 31, 2012. Our loss ratio for the segment for the year ended December 31, 2013 increased to 67.2% from 63.0% for the year ended December 31, 2012. The increase in the loss ratio for the year ended December 31, 2013 resulted primarily from higher ultimate loss selections in our European casualty business in the year ended December 31, 2013 compared to 2012. We did not have any material increases or decreases as a result of prior year loss development.

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

Specialty Program Segment — Results of Operations

	Year End December 31,
	2014	2013	2012
	(Amounts in Thousands)
Gross written premium	$1,105,199	$879,455	$578,735

Net written premium	$740,488	$620,452	$430,960
Change in unearned premium	(61,876)	(100,081)	(82,392)
Net earned premium	678,612	520,371	348,568

Loss and loss adjustment expense	(456,422)	(355,067)	(238,302)
Acquisition costs and other underwriting expenses	(183,541)	(138,650)	(98,415)
	(639,963)	(493,717)	(336,717)
Underwriting income	$38,649	$26,654	$11,851

Key measures:
Net loss ratio	67.3%	68.2%	68.4%
Net expense ratio	27.0%	26.6%	28.2%
Net combined ratio	94.3%	94.9%	96.6%

Specialty Program Segment Results of Operations 2014 Compared to 2013

Gross Written Premium. Gross written premium increased $225.7 million, or 25.7%, to $1,105.2 million for the year ended December 31, 2014 from $879.5 million for the year ended December 31, 2013. The segment benefited primarily from the growth in existing programs, primarily in general liability and workers' compensation programs. Additionally, the segment had an increase of approximately 10% in gross written premium related to new programs.

Net Written Premium. Net written premium increased $120.0 million, or 19.3%, to $740.5 million for the year ended December 31, 2014 from $620.5 million for the year ended December 31, 2013. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2014 compared to the year ended December 31, 2013, partially offset by a lower retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 67.0% and 70.5% for the years ended December 31, 2014 and 2013, respectively. The decrease in the retention of gross written premium in 2014 related to an increase in business covered under the Maiden Quota Share.

Net Earned Premium.  Net earned premium increased $158.2 million, or 30.4%, to $678.6 million for the year ended December 31, 2014 from $520.4 million for the year ended December 31, 2013. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2014 compared to 2013. Additionally, increase in net earned premium was positively impacted in 2014 from the segment having 81% of its total net written premium for the year generated during the first nine months of 2014 compared to 77% in 2013.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $101.4 million, or 28.6%, to $456.4 million for the year ended December 31, 2014 compared to $355.1 million for the year ended December 31, 2013. Our loss ratio for the segment for the year ended December 31, 2014 decreased to 67.3% from 68.2% for the year ended December 31, 2013. The decrease in the loss ratio for the year ended December 31, 2014 resulted primarily from a change in business mix. During the year ended December 31, 2014, we wrote a higher percentage of workers' compensation policies, which have lower ultimate loss selections than other types of policies issued in this segment. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $44.9 million, or 32.4%, to $183.5 million for the year ended December 31, 2014 from $138.7 million for the year ended December 31, 2013. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2014 and 2013 by $87.1 million and $76.3 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 27.0% for the year ended December 31, 2014 from 26.6% for the year ended

December 31, 2013. The increase related primarily to receiving a smaller allocation of ceding commission in 2014 compared to 2013.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premium less expenses included in combined ratio were $38.6 million and $26.7 million for the years ended December 31, 2014 and 2013, respectively. The increase of $12.0 million resulted primarily from an increase in earned premium and by a reduction in the combined ratio in 2014 compared to 2013.

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

Net Written Premium.  Net written premium increased $189.5 million, or 44.0%, to $620.5 million for the year ended December 31, 2013 from $431.0 million for the year ended December 31, 2012. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2013 compared to the year ended December 31, 2012, partially offset by a lower retention of gross written premium during 2013 compared to 2012. Our overall retention of gross written premium for the segment was 70.5% and 74.5% for the years ended December 31, 2013 and 2012, respectively.

Net Earned Premium.  Net earned premium increased $171.8 million, or 49.3%, to $520.4 million for the year ended December 31, 2013 from $348.6 million for the year ended December 31, 2012. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2013 compared to 2012.

Loss and Loss Adjustment Expenses; Loss Ratio.  Loss and loss adjustment expenses increased $116.8 million, or 49.0%, to $355.1 million for the year ended December 31, 2013 compared to $238.3 million for the year ended December 31, 2012. Our loss ratio for the segment for the year ended December 31, 2013 decreased to 68.2% from 68.4% for the year ended December 31, 2012. The loss ratio for 2013 and 2012 were consistent as current accident year selected ultimate losses were consistent with selected ultimate losses from prior years. We did not have any material increases or decreases as a result of prior year loss development.

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

Personal Lines Reinsurance - Run Off  — Results of Operations

	Year End December 31,
	2014	2013	2012
	(Amounts in Thousands)
Gross written premium	$—	$65,827	$118,141

Net written premium	—	65,827	118,141
Change in unearned premium	8,909	34,143	(5,995)
Net earned premium	8,909	99,970	112,146

Loss and loss adjustment expense	(12,896)	(68,180)	(72,334)
Acquisition costs and other underwriting expenses	(2,623)	(30,500)	(34,204)
	(15,519)	(98,680)	(106,538)
Underwriting income	$(6,610)	$1,290	$5,608

Key measures:
Net loss ratio	144.8%	68.2%	64.5%
Net expense ratio	29.4%	30.5%	30.5%
Net combined ratio	174.2%	98.7%	95.0%

Personal Lines Reinsurance - Run Off Segment Results of Operations 2014 Compared to 2013

On August 1, 2013, we received a termination notice from Integon National Insurance Company related to our participation in the Personal Lines Quota Share effective August 1, 2013. The termination was on a run-off basis, meaning we are involved with the continuing cash flows associated with this business with respect to policies in force as of July 31, 2013. As such, the Personal Lines Reinsurance segment, which contains the results of operations from the Personal Lines Quota Share, is not presented as a discontinued operation in accordance with ASC 205-20 Discontinued Operations. The overall results of the Personal Lines Reinsurance segment were immaterial for the years ended 2014 and 2013, respectively.

Personal Lines Reinsurance - Run Off Segment Results of Operations 2013 Compared to 2012

We assumed $65.8 million and $118.1 million of premium from the insurance companies of NGHC for the years ended December 31, 2013 and 2012, respectively. The assumption of premium was flat between 2013 and 2012, as increases in assumed premium during the first seven months in 2013 were offset by the termination of the Personal Lines Quota Share in August 2013. Net earned premium decreased 10.9% in 2013 compared to 2012 due to termination of the quota share arrangement. Loss and loss adjustment expense increased 5.8% in 2013 compared to 2012, which resulted in a higher loss ratio. The increase in the net loss ratio in 2013 from 2012 resulted from experiencing higher ultimate losses in 2013 compared to 2012. The net expense ratio in 2013 compared to 2012 was consistent year over year.

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

Our investment portfolio, which consists of cash, cash equivalents, restricted cash and cash equivalents, fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments, and equity investments, increased $1.0 billion, or 23.3%, to $5.5 billion at December 31, 2014 from $4.5 billion as of December 31, 2013. Our investment portfolio is classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. This increase in our investment portfolio during the year ended December 31, 2014 related, primarily, to the acquisitions of Insco Dico and Comp Options, the issuance of preferred stock and the utilization of cash from higher gross written premium. Our fixed maturity securities, gross, had a fair value of $4.3 billion and an amortized cost of $4.1 billion as of December 31, 2014. Our equity securities, including equity securities classified as trading securities, are reported at fair value and totaled $107.8 million with a cost of $109.5 million as of December 31, 2014. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio exclusive of our life settlement contracts and other investments is summarized in the table below by type of investment:

	December 31, 2014		December 31, 2013
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	(Amounts in Thousands)
Cash, cash equivalents and restricted cash	$1,088,975	19.7%	$930,461	20.8%
Time and short-term deposits	63,916	1.2	114,202	2.6
U.S. treasury securities	43,870	0.8	159,260	3.6
U.S. government agencies	13,538	0.2	10,489	0.2
Municipals	482,041	8.7	446,183	10.0
Foreign government	112,731	2.0	160,105	3.6
Commercial mortgage back securities	38,685	0.7	28,566	0.6
Residential mortgage back securities:
Agency backed	975,782	17.7	685,740	15.3
Non-agency backed	22,503	0.4	6,749	0.2
Asset-backed securities	710	—	6,120	0.1
Corporate bonds	2,563,414	46.6	1,909,242	42.7
Preferred stocks	3,506	0.1	1,506	—
Common stocks	104,287	1.9	13,642	0.3
	$5,513,958	100.0%	$4,472,265	100.0%
Less: Securities pledged	—		311,518
	$5,513,958		$4,160,747

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2014 and 2013, as rated by Standard and Poor’s.

	December 31, 2014	December 31, 2013
U.S. Treasury	1.0%	4.7%
AAA	6.7	11.6
AA	39.0	34.8
A	27.9	23.8
BBB, BBB+, BBB-	23.4	23.3
BB, BB+, BB-	1.6	1.5
B, B+, B-	0.1	0.2
Other	0.3	0.1
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	1.95	3.9	1.80	4.0
U.S. government agencies	2.80	4.5	3.16	2.0
Foreign government	2.30	5.8	1.91	4.0
Corporate bonds	3.09	5.3	3.36	5.3
Municipals	3.48	5.3	3.72	7.3
Mortgage and asset backed	3.24	4.1	3.41	5.1

As of December 31, 2014, the weighted average duration of our fixed income securities was 5.0 years and had a yield of 3.1%.

Other investments represented approximately 0.6% of our total investment portfolio as of December 31, 2014 and 2013. At December 31, 2014, other investments consisted primarily of limited partnerships totaling $16.1 million, an interest in a syndicated term loan of $13.0 million, and an annuity of $2.0 million. At December 31, 2013, other investments consisted primarily of limited partnerships or hedge funds totaling $13.7 million, a mutual fund of $6.6 million, an interest in a biopharmaceutical company of $4.2 million and an annuity of $1.3 million.

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

•
other items, including company management, media exposure, sponsors, marketing and advertising agreements, debt restructuring, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively.

The impairment charges of our fixed-maturities and equity securities for the years ended December 31, 2014, 2013 and 2012 are presented in the table below:

	2014	2013	2012
	(Amounts in Thousands)
Equity securities	$2,646	$2,869	$2,965
Fixed maturity securities	5,393	—	—
	$8,039	$2,869	$2,965

Additionally, we had gross unrealized losses of $34.5 million related to fixed maturity securities and $7.9 million related to marketable equity securities as of December 31, 2014, none of which we deem to be OTTI.

Corporate bonds represent 60.3% of the fair value of our fixed maturities and 88.2% of the total unrealized losses of our fixed maturities. We own 1,439 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 28.8%, 28.3% and 3.2%, respectively, and 15.9%, 67.4% and 4.9% of total unrealized losses, respectively, of our fixed maturities as of December 31, 2014. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.
Our investment in marketable equity securities consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $7.9 million as of December 31, 2014 are not material to our financial position.

The table below summarizes the gross unrealized losses of our available-for-sale fixed maturity and available-for-sale equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2014:

	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$38,970	$(7,764)	21	$400	$(98)	2	$39,370	$(7,862)
U.S. treasury securities	1,030	(54)	7	3,219	(50)	9	4,249	(104)
U.S. government securities	1,736	(3)	3	222	(2)	4	1,958	(5)
Municipal bonds	24,695	(240)	64	93,201	(1,315)	98	117,896	(1,555)
Foreign government	7,644	(83)	4	—	—	—	7,644	(83)
Corporate bonds:
Finance	192,520	(4,297)	143	66,715	(1,174)	27	259,235	(5,471)
Industrial	236,845	(17,230)	194	60,511	(6,045)	43	297,356	(23,275)
Utilities	12,188	(490)	22	13,908	(1,187)	3	26,096	(1,677)
Commercial mortgage backed securities	15	—	2	4,729	(169)	8	4,744	(169)
Residential mortgage backed securities:
Agency backed	41,187	(101)	10	66,172	(1,777)	29	107,359	(1,878)
Non-agency backed	5,092	(263)	3	28	(1)	2	5,120	(264)
Asset-backed securities	148	—	1	110	(1)	2	258	(1)
Total temporarily impaired	$562,070	$(30,525)	474	$309,215	$(11,819)	227	$871,285	$(42,344)

There are 701 securities at December 31, 2014 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

For further information on our investments and related performance, see Note 3. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

We are organized as a holding company with fifteen domestic and four international insurance company subsidiaries, as well as various other non-insurance subsidiaries. Our primary liquidity needs include payment of interest on various debt facilities, stockholder dividends and taxes. Our income is generated primarily from our insurance subsidiaries, service and fee income and investment income.

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. During 2014, we issued $185 million of preferred stock and completed a convertible debt exchange and issuance, which resulted in cash proceeds of approximately $68 million. Additionally, we amended our existing revolving credit facility to increase our borrowing capacity from $200 million to $350 million, and we amended our £200 million funds at Lloyd's credit facility to increase our borrowing capacity to £235 million. In 2013, we issued $250 million of our 6.125% notes due 2023, $115 million of preferred stock and entered into a £200 million credit facility to support our Lloyd's underwriting capacity.

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

The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2014 and 2013, respectively, our insurance subsidiaries would have been permitted to pay dividends in the aggregate of approximately $844.0 million and $473.3 million, respectively. Our insurance subsidiaries paid dividends to us of $7.4 million, $6.9 million and $7.2 million in 2014, 2013 and 2012, respectively. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in “Item 1. Business — Regulation”, in “Item 1A. Risk Factors” and in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities — Dividend Policy” appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $1,441.2 million, $953.2 million, and 691.7 million in 2014, 2013 and 2012, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our total investment portfolio has increased from $4.47 billion (excluding $25.7 million of other investments) at December 31, 2013 to $5.51 billion (excluding $31.2 million of other investments) at December 31, 2014. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We also purchase life settlement contracts that require us to make premium payments on individual life insurance policies to maintain the policies. We seek to manage the funding of premium payments required. Historically, we have funded these premium payments from operations. We presently expect to maintain sufficient cash flow from operations to meet future premium payments.

Comparison of Years Ended December 31, 2014 and 2013

Net cash provided by operating activities was approximately $1,155.5 million for the year ended December 31, 2014, compared to $915.4 million for the same period in 2013. The increase in cash provided from operations resulted primarily from an increase in gross written premium written in 2014 compared to 2013.

Net cash used in investing activities was $1,052.0 million for the year ended December 31, 2014. Net cash used in investing activities was $929.6 million for the year ended December 31, 2013. In 2014, net cash used in investing activities primarily included approximately $736 million for the net purchase of fixed maturity and equity securities, $125 million for a loan to ACP Re, approximately $81 million for acquisitions, approximately $25 million for the acquisition of life settlement contracts, approximately $77 million for capital expenditures and approximately $85 million for an increase of restricted cash, partially offset by the receipt of cash for approximately $10 million from life settlement contract payouts and $20 million from the sale of a subsidiary. In 2013, net cash used in investing activities primarily included approximately $816 million for the net purchase of fixed maturities and equity securities, approximately $51 million for the acquisition of life settlement contracts, approximately $40 million for capital expenditures and approximately $21 million for an increase of restricted cash, partially offset by the receipt of cash for approximately $20 million from life settlement contract payouts.

Net cash used in financing activities was $15.1 million for the year ended December 31, 2014 compared to net cash provided by financing activities in 2013 of $426.9 million. In 2014, we paid approximately $293 million to settle repurchase agreements, approximately $68 million for preferred and common share dividends and approximately $59 million for share repurchases, which was partially offset by proceeds received of approximately $99 million and $179 million from the issuance of notes and preferred shares, respectively, as well as $120 million from borrowings under our revolving credit facility. Additionally, we received approximately $18 million from non-controlling interest capital contributions to our subsidiaries. In 2013, we received net proceeds of approximately $247 million and $111 million from the issuance of notes and preferred shares, respectively, as well as $58 million from repurchase agreements. Additionally, we received approximately $36 million from non-controlling interest capital contributions to our subsidiaries, partially offset by approximately $33 million of total dividend payments.

Credit Sources

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. In September 2014, we replaced our $200 million credit facility with this current facility. As of December 31, 2014, we had outstanding borrowings of $120 million and outstanding letters of credit of $97.3 million, which reduced the availability for letters of credit to $77.7 million, and the total aggregate availability under the facility to $132.7 million.

Borrowings under this facility bear interest at either the Alternate Base Rate or the LIBO rate. Borrowings bearing interest at a rate determined by reference to the Alternate Base Rate bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1.0%, plus (y) a margin ranging from 0.125% to 0.625%, adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings bear interest at the adjusted LIBO rate for the interest period in effect plus a margin ranging from 1.125% to 1.625%, adjusted on the basis of our consolidated leverage ratio. The interest rate as of December 31, 2014 was 1.563%.

Fees payable under this facility include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on our consolidated leverage ratio, which was 0.175%).

Interest expense, including amortization of the deferred origination costs and fees associated with letters of credit, was approximately $1.7 million, $1.8 million, and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ING letter of credit facility

We use this £235 million letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account. The facility is 40% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII’s then-current financial strength rating issued by A.M. Best. As of December 31, 2014, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on AII’s A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and un-canceled amount of the facility, and paid a facility fee upon closing of 0.15% of the total aggregate commitment.

As of December 31, 2014, we had outstanding letters of credit of £228.0 million (or $355.2 million) in place under this letter of credit facility. The aggregate unutilized amount under the facility was £7.0 million (or $10.9 million) as of December 31, 2014. We recorded total interest expense of $2.8 million for the year ended December 31, 2014. Interest expense recorded in 2013 was not material.

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.5 million was utilized as of December 31, 2014. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $6.3 million as of December 31, 2014.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 12. “Debt” in the audited consolidated financial statements included elsewhere in this report.

Outstanding Notes

Convertible Debt

We have outstanding $158 million of Convertible Senior Notes due 2044 (“2044 Notes”) that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally, we have outstanding $57 million of Convertible Senior Notes due 2021 (“2021 Notes”) that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2021 Notes was $13.9 million, $14.5 million, and $14.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense recognized on the 2044 Notes was $0.5 million for the year ended December 31, 2014. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 12. “Debt” in the audited consolidated financial statements included elsewhere in this report.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if our consolidated leverage ratio exceeds 35%. As of December 31, 2014, the consolidated leverage ratio was less than 30%. Interest expense, including amortization of deferred origination costs, recognized on these notes was approximately $15.6 million and $5.8 million for the year ended December 31, 2014 and 2013, respectively. For further information on these notes, including restrictive covenants and events of default, see Note 12. “Debt” in the audited consolidated financial statements included elsewhere in this report.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under “— Investment Portfolio” appearing elsewhere in this Form 10-K.

Other Material Changes in Financial Position

	December 31,
	2014	2013
	(Amounts in Thousands)
Selected Assets:
Fixed maturities, available-for-sale	$4,253,274	$3,100,936
Securities pledged	—	311,518
Reinsurance recoverable, net	2,440,627	1,929,848
Other assets	1,094,943	890,333
Selected Liabilities:
Loss and loss expense reserves	$5,664,205	$4,368,234
Unearned premium	3,447,203	2,680,982
Accrued expenses and other current liabilities	795,877	672,575
Securities sold under agreements to repurchase, at contract value	—	293,222
Debt	757,871	560,174

In 2014, fixed maturities increased $1,152.3 million and resulted primarily from acquisitions during 2014, utilizing cash from preferred share offerings and use of cash generated from operations. Securities pledged and securities sold under agreements to repurchase, at contract value, decreased as a result of settling all repurchase agreements outstanding in 2014. The increase in reinsurance recoverable is directly related to the increase in loss and loss expense reserves. Other assets increased $204.6 million and resulted primarily from our continued investment in life settlement contracts and a loan of $125 million to ACP Re in conjunction with its merger with Tower.

Loss and loss expense reserves increased $1,296.0 million and unearned premium increased $766.2 million in 2014 due primarily to higher premium writings in 2014 compared to 2013 as well as assumed amounts from acquisitions in 2014. Accrued expenses and other liabilities increased $123.3 million primarily from acquisitions and increases in premium taxes, assessments and surcharges payable related to growth in premiums. Debt increased by $197.7 million in 2014 primarily as a result of borrowings on our revolving credit facility of $120 million and a net increase of approximately $50 million related to convertible debt associated with an exchange of 2021 Notes and issuance of 2044 Notes in 2014.

Reinsurance
We structure our reinsurance programs by analyzing our tolerance for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type. Based on our analysis of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We retain underwriting risk in certain lines of business in order to retain a greater proportion of expected underwriting profits. We have chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and policy limits are within our risk tolerance.
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
In our proportional reinsurance programs, we generally receive a commission on the premium ceded to reinsurers. This “ceding commission” compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers. We also place reinsurance with direct markets and enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates that we believe to be financially sound. We carefully monitor the credit quality of our reinsurers when we place new and renewal reinsurance, as well as on an ongoing, current basis. We use objective criteria to select and retain our reinsurers, including requiring minimum surplus of $500 million and a financial strength rating of “A-” or better from A.M. Best or Standard & Poor's Corporation. We approve exceptions to these criteria when warranted.

We monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible loss. We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, with the result that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We monitor the collectability of our reinsurance recoverables and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

The following table summarizes the top ten reinsurers that account for approximately 83% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2014:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2014
	(Amounts in Thousands)
Maiden Reinsurance Ltd.	A-	$1,517,499
National Workers’ Compensation Reinsurance Pool (NWCRP)(1)	NR	231,586
American Home Assurance Company	A+	59,590
Twin Bridges Ltd.(2)	NR	48,080
Hannover Ruckversicherungs AG	A+	47,596
Midwest Employers Casualty Company	A+	33,071
Trinity Universal Insurance Company(3)	A-	32,033
Motors Insurance Corporation	B++	20,149
Markel Bermuda Ltd	A	19,303
Lloyd's Underwriter Syndicate No. 2003 SJC	A	15,547

(1)
As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.

(2)
At the time of the Majestic loss portfolio transfer, this entity was a reinsurer of Majestic. We currently hold collateral of approximately $28 million in a trust account related to cessions for Twin Bridges, as well as approximately $20 million of funds held.

(3)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to our acquisition, MCIC, SNIC, AICK and ALIC ceded all of their net retention to Trinity Universal.

Reinsurance Programs and Retentions

The following tables provide a summary of our primary treaty reinsurance programs as of December 31, 2014 for the United States and internationally:

	2014 Domestic Reinsurance Program
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$5,000,000	$510,000,000	98.5% of $505,000,000
Property, Per Risk Excess of Loss	$2,000,000	$30,000,000	95% of $28,000,000
Property, Occurrence Excess of loss	$20,000,000	$400,000,000	99% of $380,000,000
Surety, Excess of Loss	$500,000	$20,000,000	70% of $19,500,000
Casualty/Umbrella, Excess of Loss and Quota Share	$2,500,000	$50,000,000	95% of $50,000,000
Equipment Breakdown, Quota Share	$—	$100,000,000	100% of $100,000,000

	2014 International Reinsurance Program
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss	$800,000	$4,400,000	100% of $3,600,000
Property, Occurrence Excess of Loss	$8,000,000	$160,000,000	97% of $152,000,000
Surety, Excess of Loss and Quota Share	$4,500,000	$45,000,000	100% of $41,500,000
Casualty, Excess of Loss	$3,000,000	$15,000,000	100% of $12,000,000
Latent Defect, Excess of Loss	$3,200,000	$40,000,000	100% of $36,800,000
Accident and Health, Excess of Loss	$800,000	$32,000,000	100% of $31,200,000
Car Care, Excess of Loss	$1,000,000	$105,000,000	97.5% of $104,000,000
Medical Malpractice, Quota Share	$7,800,000	$13,000,000	40% of $13,000,000

	2014 AmTrust at Lloyds Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss	$1,600,000	$8,000,000	100% of $6,400,000
Property, Occurrence Excess of Loss	$20,000,000	$120,000,000	98% of $90,000,000
Casualty, Excess of Loss	$4,000,000	$20,000,000	100% of $16,000,000
Personal Accident, Excess of Loss	$2,000,000	$50,000,000	100% of $48,000,000
Pecuniary Risks	$5,000,000	$35,000,000	100% of $30,000,000

If we incur catastrophe losses and loss settlement expenses that exceed the coverage limits of our reinsurance program, many of our property catastrophe programs have built in a fixed number of reinstatement of limits. For example, if we incur a property catastrophe loss, we are required to pay the reinsurers a reinstatement premium equal to the percentage of the limit exhausted by the loss, multiplied by the amount of the original reinsurance premium.

Maiden Quota Share

In 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Reinsurance Ltd. ("Maiden Reinsurance"), formerly known as Maiden Insurance Company, Ltd., entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the our U.K. insurance subsidiary, AEL, net of commissions). AII also retrocedes 40% of losses. Certain business that we commenced writing after the effective date, including our European medical liability business included in the table above, business assumed from Tower pursuant to the Cut Through Reinsurance Agreement, and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5 million is not ceded to Maiden Reinsurance (ceded business defined as “Covered Business”).

Effective January 1, 2013, AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission remains 34.375%. With regards to the Specialty Program portion of Covered Business only, we will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which will be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “Specialty Program Loss Corridor”). For purposes of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers’ compensation business written in our Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

The Maiden Quota Share was renewed through July 1, 2016 and will automatically renew for successive three-year terms unless either AII or Maiden Reinsurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Reinsurance, run-off, or a reduction of 50% or more of the stockholders’ equity of Maiden Reinsurance or the combined stockholders’ equity of AII and the AmTrust Ceding Insurers.

We recorded approximately $405.1 million, $276.6 million and $197.0 million of ceding commission during 2014, 2013 and 2012, respectively, as a result of the Maiden Quota Share.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$5,664,205	$2,322,323	$1,840,867	$679,705	$821,310
Loss-based insurance assessments(2)	42,831	13,706	13,278	5,140	10,707
Operating lease obligations	102,708	19,573	32,120	22,572	28,443
Purchase obligations(3)	41,705	13,588	23,117	5,000	—
Employment agreement obligations	26,670	13,616	11,111	1,521	422
Life insurance policy premiums related to life settlement contracts and premium finance loans(4)	779,933	40,961	106,499	79,894	552,579
Debt and interest(5)	1,469,143	208,105	240,527	68,935	951,576
Total	$8,127,195	$2,631,872	$2,267,519	$862,767	$2,365,037

(1)
The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2014 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Item 1. Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A. Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

(4)
We currently own 274 life settlement contracts with a carrying value of $264.5 million. In order for us to derive the economic benefit of the face value of the policies, we are required to make these premium payments. The contractual obligations are on a consolidated basis. As we have a 50% ownership interest in these life insurance policies and premium finance loans, NGHC has an obligation for 50% of the above contractual obligations.

(5)
The interest related to the debt by period is as follows: $23.9 million — less than 1 year, $44.3 million  — 1 – 3 years, $42.2 million — 3 – 5 years and $148.3 million — more than 5 years. In addition, included within debt and interest is $168 million related to the Maiden collateral loan and $1.8 million of associated interest.

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

Interest Rate Risk.  We had fixed maturity securities (excluding $63.9 million of time and short-term deposits) with a fair value of $4.3 billion and a amortized cost of $4.1 billion as of December 31, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of December 31, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$3,850,272	$(403,002)	(11.9)%
100 basis point increase	4,045,991	(207,283)	(6.1)
No change	4,253,274	—	—
100 basis point decrease	4,468,563	215,289	6.4
200 basis point decrease	4,699,991	446,717	13.2

Changes in interest rates would affect the fair market value of our fixed rate debt obligations but would not have an impact on our earnings or cash flow. We currently have $925.8 million of debt instruments of which $631.4 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.9 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt. Additionally, our variable rate debt is effectively converted to a fixed rate through the use of an interest rate swap agreements.

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

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through AIU, AEL and Motors Insurance Company, Ltd. (“MIC”). While the functional currencies of AIU, AEL and MIC are the Euro and British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $85.1 million before tax realized currency loss based on our outstanding foreign denominated reserves of $1,702,390 million at December 31, 2014.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities either as available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our stockholders’ equity. As of December 31, 2014, the equity securities in our investment portfolio had a fair value of $107.8 million, representing approximately 2.0% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on stockholders’ equity as of December 31, 2014.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	(Amounts in Thousands)
25% increase	$134,741	$26,948	0.8%
No change	107,793	—	—
25% decrease	80,845	(26,948)	(0.8)

Off Balance Sheet Risk.  We do not have off balance sheet risk as of December 31, 2014.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2014. Management excluded from its design and assessment of internal control over financial reporting Insco Insurance Services, Inc. and its subsidiaries and Comp Options Insurance Company, Inc. during 2014, whose total assets and total revenues on a combined basis constitute approximately 2.4% and 1.6%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. Our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, our external auditors, who also audited our consolidated financial statements for the year ended December 31, 2014. As stated in their report, BDO expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

The scope of management's assessment of the effectiveness of internal control over financial reporting excluded the internal control over financial reporting of Insco Insurance Services, Inc. and its subsidiaries (“Insco Dico”) and Comp Options Insurance Company, Inc. (“Comp Options”), whose total assets and total revenues on a combined basis constitute approximately 2.4% and 1.6%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of AmTrust Financial Services, Inc. also excluded an evaluation of the internal control and financial reporting of Insco Dico and Comp Options.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 2, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 20, 2015 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees” and “Security Ownership of Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2014 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,514,716	$11.60	4,569,111
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,514,716	$11.60	4,569,111

(1)
Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. Performance share units are included at their target value. For further discussion of these awards, see Note 16. “Share Based Compensation.”

(2)	Only applies to outstanding options, as restricted stock units and performance share units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Audit and Non-Audit Fees” and “Pre-approval Policies and Procedures of the Audit Committee.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

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

AMTRUST FINANCIAL SERVICES, INC.
March 2, 2015	By:	/s/ Ronald E. Pipoly, Jr.
Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2015
Barry D. Zyskind

/s/ Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Ronald E. Pipoly, Jr.

/s/ Michael Karfunkel	Chairman of the Board	March 2, 2015
Michael Karfunkel

/s/ George Karfunkel	Director	March 2, 2015
George Karfunkel

/s/ Donald T. DeCarlo	Director	March 2, 2015
Donald T. DeCarlo

/s/ Susan Fisch	Director	March 2, 2015
Susan Fisch

/s/ Abraham Gulkowitz	Director	March 2, 2015
Abraham Gulkowitz

/s/ Jay J. Miller	Director	March 2, 2015
Jay J. Miller

AMTRUST FINANCIAL SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 2, 2015

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Par Value per Share)

	December 31,
ASSETS	2014	2013
Investments:
Fixed maturities, available-for-sale, at market value (amortized cost $4,137,146; $3,107,043)	$4,253,274	$3,100,936
Equity securities, available-for-sale, at market value (cost $84,075; $16,010)	81,044	15,148
Equity securities, trading, at market value (cost $25,407; $0)	26,749	—
Short-term investments	63,916	114,202
Equity investment in unconsolidated subsidiaries – related parties	119,712	89,756
Other investments	31,186	25,749
Securities pledged (amortized cost of $0; $316,576)	—	311,518
Total investments	4,575,881	3,657,309
Cash and cash equivalents	902,750	830,022
Restricted cash and cash equivalents	186,225	100,439
Accrued interest and dividends	42,173	27,800
Premiums receivable, net	1,851,682	1,593,975
Reinsurance recoverable (related party $1,517,499; $1,144,168)	2,440,627	1,929,848
Prepaid reinsurance premium (related party $918,505; $739,719)	1,302,848	1,011,304
Other assets (related party $136,516 $0; recorded at fair value $264,517; $233,024)	1,094,943	890,333
Deferred policy acquisition costs	628,383	468,404
Property and equipment, net	154,175	104,299
Goodwill	352,685	373,591
Intangible assets	314,996	291,802
	$13,847,368	$11,279,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss expense reserves	$5,664,205	$4,368,234
Unearned premiums	3,447,203	2,680,982
Ceded reinsurance premiums payable (related party $410,075; $393,941)	683,421	635,588
Reinsurance payable on paid losses	3,947	18,818
Funds held under reinsurance treaties	10,653	27,574
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at market	13,052	—
Securities sold under agreements to repurchase, at contract value	—	293,222
Accrued expenses and other current liabilities (recorded at fair value $18,567; $11,945)	795,877	672,575
Deferred income taxes	106,363	274,519
Debt	757,871	560,174
Total liabilities	11,650,567	9,699,661
Commitments and contingencies
Redeemable non-controlling interest	600	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,211 and 98,122 issued in 2014 and 2013, respectively; 77,739 and 74,765 outstanding in 2014 and 2013, respectively	980	980
Preferred stock, $.01 par value; 10,000 shares authorized, 4,785 and 4,600 issued and outstanding in 2014 and 2013, respectively	300,000	115,000
Additional paid-in capital	1,022,769	1,033,084
Treasury stock at cost; 20,472 and 23,357 shares in 2014 and 2013, respectively	(297,586)	(284,891)
Accumulated other comprehensive income (loss)	56,123	(8,164)
Retained earnings	954,734	584,996
Total AmTrust Financial Services, Inc. equity	2,037,020	1,441,005
Non-controlling interest	159,181	137,860
Total stockholders’ equity	2,196,201	1,578,865
	$13,847,368	$11,279,126

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Par Value per Share)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Premium income:
Net written premium	$3,956,618	$2,565,673	$1,648,037
Change in unearned premium	(430,054)	(299,683)	(229,185)
Net earned premium	3,526,564	2,265,990	1,418,852
Service and fee income (related parties – $58,428, $51,545, and $29,041)	409,743	331,559	172,174
Net investment income	131,601	84,819	68,167
Net realized gain on investments	16,423	15,527	8,981
Total revenues	4,084,331	2,697,895	1,668,174
Expenses:
Loss and loss adjustment expense	2,342,619	1,517,361	922,675
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $405,071, $276,556, and $196,982)	856,923	533,162	356,005
Other	436,350	291,617	177,709
Total expenses	3,635,892	2,342,140	1,456,389
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	448,439	355,755	211,785
Other income (expenses):
Interest expense (net of interest income - related party - $2,601, $0, and $0)	(45,857)	(34,691)	(28,508)
Loss on extinguishment of debt	(9,831)	—	—
Gain on investment in life settlement contracts net of profit commission	12,306	3,800	13,822
Foreign currency gain (loss)	60,245	(6,533)	(242)
Acquisition gain on purchase	—	48,715	—
Gain of sale of subsidiary	6,631	—	—
Total other income (expenses)	23,494	11,291	(14,928)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	471,933	367,046	196,857
Provision for income taxes	53,686	98,019	21,292
Income before equity in earnings of unconsolidated subsidiaries	418,247	269,027	175,565
Equity in earnings of unconsolidated subsidiary – related party	28,351	11,566	9,295
Net income	446,598	280,593	184,860
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	416	1,633	(6,873)
Net income attributable to AmTrust Financial Services, Inc.	$447,014	$282,226	$177,987
Dividends on preference stock	(12,738)	(3,989)	—
Net income attributable to AmTrust common stockholders	$434,276	$278,237	$177,987
Earnings per common share:
Basic earnings per share	$5.78	$3.75	$2.42
Diluted earnings per share	$5.45	$3.56	$2.34
Dividends declared per common share	$0.85	$0.56	$0.39
Weighted average common shares outstanding - basic	74,933	74,163	73,269
Weighted average common shares outstanding - diluted	79,517	77,984	75,620
Net realized gain on investments:
Total other-than-temporary impairment losses	$(8,039)	$(2,869)	$(2,965)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(8,039)	(2,869)	(2,965)
Other net realized gain on investments	24,462	18,396	11,946
Net realized investment gain	$16,423	$15,527	$8,981

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$446,598	$280,593	$184,860
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(17,358)	12,943	6,730
Change in fair value of interest rate swap	664	1,028	(733)
Minimum pension liability	(1,055)	(1,738)	—
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	86,954	(90,286)	63,917
Reclassification adjustment for gain (loss) included in net income	(4,918)	5,658	4,316
Other comprehensive income (loss), net of tax	$64,287	$(72,395)	$74,230
Comprehensive income	510,885	208,198	259,090
Less: Comprehensive income (loss) attributable to non-controlling and redeemable non-controlling interest	(416)	(1,633)	6,873
Comprehensive income attributable to AmTrust Financial Services, Inc.	$511,301	$209,831	$252,217

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands) Years Ended December 31, 2014, 2013, 2012

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2011	$849	$—	$582,321	$(300,365)	$(9,999)	$617,757	$890,563
Net income	—	—	—	—	—	184,860	184,860
Foreign currency translation, net of tax	—	—	—	—	6,730	—	6,730
Change in fair value of derivatives, net of tax					(733)		(733)
Unrealized holding loss on investments, net of tax	—	—	—	—	63,917	—	63,917
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	4,316	—	4,316
Non-controlling interest in subsidiaries	—	—	—	—	—	(6,873)	(6,873)
Acquisition of non-controlling interest in subsidiary	—	—	6,900	—	—	—	6,900
Equity component of 5.5% convertible senior notes, net of income taxes and issues costs			3,306				3,306
Issuance of restricted stock	—	—	(2,378)	2,378	—	—	—
Stock option compensation	—	—	7,172	—	—	—	7,172
Exercise of stock options, other	2	—	4,675	4,196	—	—	8,873
Share dividend	61		159,109			(159,170)	—
Common stock dividend	—	—	—	—	—	(24,910)	(24,910)
Balance, December 31, 2012	912	—	761,105	(293,791)	64,231	611,664	1,144,121
Net income	—	—	—	—	—	280,593	280,593
Foreign currency translation, net of tax	—	—	—	—	12,943	—	12,943
Change in fair value of derivatives, net of tax	—	—	—	—	1,028	—	1,028
Minimum pension liability, net of tax	—	—	—	—	(1,738)	—	(1,738)
Unrealized holding gain on investments, net of tax	—	—	—	—	(90,286)	—	(90,286)
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	5,658	—	5,658
Non-controlling interest in subsidiaries	—	—	—	—	—	1,633	1,633
Common share issuance	—	—	251	221	—	—	472
Issuance of restricted stock	—	—	(1,902)	1,902	—	—	—
Stock option compensation	—	—	11,186	—	—	—	11,186
Exercise of stock options, other	2	—	1,283	6,777	—	—	8,062
Preferred share issuance	—	115,000	(3,870)	—	—	—	111,130
Preferred stock dividend	—	—	—	—	—	(3,989)	(3,989)
Share dividend	66		265,031			(265,097)	—
Common stock dividend	—	—	—	—	—	(39,808)	(39,808)
Balance, December 31, 2013	980	115,000	1,033,084	(284,891)	(8,164)	584,996	1,441,005

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(continued) (In Thousands) Years Ended December 31, 2014, 2013, 2012

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Net income	$—	$—	$—	$—	$—	$446,598	$446,598
Foreign currency translation, net of tax	—	—	—	—	(17,358)	—	(17,358)
Change in fair value of derivative, net of tax	—	—	—	—	664	—	664
Minimum pension liability, net of tax	—	—	—	—	(1,055)	—	(1,055)
Unrealized holding loss on investments, net of tax	—	—	—	—	86,954	—	86,954
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(4,918)	—	(4,918)
Non-controlling interest in subsidiaries	—	—	—	—	—	910	910
Common share repurchase	—	—	—	(59,154)	—	—	(59,155)
Preferred share issuance	—	185,000	(6,359)	—	—	—	178,641
Extinguishment of 5.5% convertible senior notes	—	—	(19,011)	—	—	—	(19,011)
Issuance of shares in convertible senior note exchange	—	—	(33,409)	33,409	—	—	—
Equity component of 2.75% convertible senior notes, net of income taxes and issue costs	—	—	33,624	—	—	—	33,624
Issuance of restricted stock	—	—	(6,444)	6,444	—	—	—
Stock option compensation	—	—	19,114	—	—	—	19,114
Exercise of stock options, other	—	—	2,170	6,606	—	—	8,776
Distribution of redeemable non-controlling interest	—	—	—	—	—	(494)	(494)
Preferred stock dividend	—	—	—	—	—	(12,738)	(12,738)
Common stock dividend	—	—	—	—	—	(64,538)	(64,538)
Balance, December 31, 2014	$980	$300,000	$1,022,769	$(297,586)	$56,123	$954,734	$2,037,020

Non-controlling interest in equity of consolidated subsidiaries:
Balance, December 31, 2011							$69,098
Capital contributions to subsidiaries							34,273
Acquisition of non-controlling interest in subsidiary							(6,900)
Income attributable to non-controlling interests							6,873
Balance, December 31, 2012							$103,344
Capital contributions to subsidiaries							36,149
Loss attributable to non-controlling interests							(1,633)
Balance, December 31, 2013							$137,860
Capital contribution to subsidiaries							25,359
Foreign currency translation							(3,128)
Loss attributable to non-controlling interests							(910)
Balance, December 31, 2014							$159,181

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$446,598	$280,593	$184,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,093	53,118	28,602
Net amortization of bond premium or discount	15,395	18,925	3,905
Equity earnings on investment in unconsolidated subsidiaries	(28,351)	(11,566)	(9,295)
Gain on investment in life settlement contracts, net	(12,306)	(3,800)	(13,822)
Realized gain on marketable securities	(24,463)	(18,396)	(11,946)
Non-cash write-down of marketable securities	8,039	2,869	2,965
Non-cash write-down of goodwill	62,898	10,226	16,389
Discount on notes payable	3,095	3,000	2,936
Stock based compensation	19,114	11,186	7,172
Loss on extinguishment of debt	9,831	—	—
Bad debt expense	24,294	24,334	11,348
Foreign currency (gain) loss	(60,245)	6,533	242
Gain on sale of subsidiary	(6,631)	—	—
Acquisition gain	—	(48,715)	—
Dividend received from equity investment	—	12,203	—
Changes in assets – (increase) decrease:
Premiums and notes receivable	(251,544)	(189,503)	(329,618)
Reinsurance recoverable	(503,926)	(547,578)	(219,826)
Deferred policy acquisition costs, net	(159,979)	(97,561)	(68,135)
Prepaid reinsurance premiums	(291,544)	(133,787)	(167,747)
Prepaid expenses and other assets	(123,621)	(310,177)	(83,692)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	48,656	87,520	190,814
Loss and loss expense reserves	1,219,993	1,177,625	547,225
Unearned premiums	706,976	586,219	380,738
Funds held under reinsurance treaties	(10,397)	(6,372)	(15,303)
Accrued expenses and other current liabilities	75,585	(13,071)	67,350
Deferred tax liability	(75,024)	21,623	6,293
Net cash provided by operating activities	1,155,536	915,448	531,455
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(2,425,101)	(2,473,116)	(1,466,424)
Purchases of equity securities, available-for-sale	(293,554)	(41,374)	(30,468)
Purchases of equity securities, trading	(84,493)	—	—
Purchases of other investments	(20,207)	(17,228)	(1,884)
Sales of fixed maturities, available-for-sale	1,749,897	1,612,580	905,697
Sales of equity securities, available-for-sale	238,369	68,585	47,491
Sales of equity securities, trading	78,974	—	—
Sales of other investments	17,854	6,102	5,717

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued) (In Thousands)

	Years Ended December 31,
	2014	2013	2012
Net sales (purchases) of short term investments	50,286	9,550	118,283
Acquisition of and capitalized premiums for life settlement contracts	(25,419)	(51,070)	(51,031)
Receipt of life settlement contract proceeds	10,035	20,054	10,074
Loan to ACP Re	(125,000)	—	—
Acquisition of reinsurance entities, net of cash obtained	—	17,811	15,473
Acquisition of subsidiaries, net of cash obtained	(80,736)	(20,182)	(63,855)
Sale of subsidiary	20,059	—	—
Increase in restricted cash and cash equivalents	(85,786)	(21,677)	(55,658)
Purchase of property and equipment	(77,172)	(39,586)	(27,388)
Net cash used in investing activities	(1,051,994)	(929,551)	(593,973)
Cash flows from financing activities:
Revolving credit facility borrowings	220,000	—	—
Revolving credit facility payments	(100,000)	—	—
Repurchase agreements, net	(293,222)	58,311	43,193
Secured loan agreement borrowings	30,500	—	—
Secured loan agreement payments	(3,009)	(1,299)	(1,021)
Promissory note borrowings	—	—	13,000
Promissory note payments	(10,695)	—	(12,500)
Senior notes proceeds	—	250,000	—
Convertible senior notes proceeds	68,400	—	25,000
Financing fees	(5,188)	(2,740)	(2,180)
Common share (repurchase) issuance	(59,155)	472	—
Preferred share issuance, net	178,641	111,130	—
Non-controlling interest capital contributions to consolidated subsidiaries	18,223	36,149	22,607
Stock option exercise and other	8,776	8,062	8,873
Dividends distributed on common stock	(55,599)	(29,236)	(30,201)
Dividends distributed on preference stock	(12,738)	(3,989)	—
Net cash (used in) provided by financing activities	(15,066)	426,860	66,771
Effect of exchange rate changes on cash	(15,748)	2,895	3,270
Net increase in cash and cash equivalents	72,728	415,652	7,523
Cash and cash equivalents, beginning year	830,022	414,370	406,847
Cash and cash equivalents, end of year	$902,750	$830,022	$414,370
Supplemental Cash Flow Information
Interest payments on debt	$36,679	$20,768	$20,435
Income tax payments	85,619	65,652	8,414

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

The Company transacts business primarily through fifteen insurance company subsidiaries domiciled in the United States and five insurance subsidiaries domiciled outside the United States. The Company's fifteen domestic insurance subsidiaries are:

Company	Abbreviation	Domiciled in
AmTrust Insurance Company of Kansas, Inc.	AICK	Kansas
Associated Industries Insurance Company, Inc.	AIIC	Florida
AmTrust Lloyd's Insurance Company of Texas	ALIC	Texas
Comp Options Insurance Company	COIC	Florida
Developers Surety and Indemnity Company	DSIC	Iowa
First Atlantic Title Insurance Corp.	FATIC	New York
First Nonprofit Insurance Company	FNIC	Delaware
Indemnity Company of California	ICC	California
Milwaukee Casualty Insurance Company	MCIC	Wisconsin
Rochdale Insurance Company	RIC	New York
Sequoia Insurance Company	SIC	California
Sequoia Indemnity Company	SID	Nevada
Security National Insurance Company	SNIC	Delaware
Technology Insurance Company, Inc.	TIC	New Hampshire
Wesco Insurance Company	WIC	Delaware

The Company's five primary foreign insurance subsidiaries are:

Company	Abbreviation	Domiciled in
AmTrust International Insurance Ltd.	AII	Bermuda
AmTrust International Underwriters Limited	AIU	Ireland
AmTrust Europe, Ltd.	AEL	England
Motors Insurance Company Ltd.	MIC	England
AmTrust at Lloyd's (Syndicate 1206)	ATL	England

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The Company uses the equity method of accounting for its investment in National General Holding Corp. (“NGHC”) in which it owns a 13.2% ownership interest. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Premiums — Insurance premiums, except for certain specialty risk and extended warranty programs, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty programs are earned

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

based on an estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, and because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $45,024 and $32,132 at December 31, 2014 and 2013, respectively.

Loss and Loss Adjustment Expenses — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31, 2014. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analysis and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Investments — The Company accounts for its investments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 Investments — Debt and Equity Securities, which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with ASC 320, the Company has classified its fixed-maturities and certain equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available for sale fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Additionally, the Company classified certain equity securities as trading securities. Unrealized gains and losses on trading securities are reported within realized gains and losses. Realized gains and losses are determined on the specific identification method.

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Company generally considers an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review the Company's investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

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

•
other items, including company management, media exposure, sponsors, marketing and advertising agreements, debt restructuring, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company writes down investments immediately that it considers to be impaired based on the above criteria collectively.

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

In 2014, the Company also classified certain of its equity securities as trading securities. Equity securities classified as trading securities are generally held for resale in anticipation of short-term market movement. Trading securities are stated at estimated fair market value. Gains and losses, both realized and unrealized, are included in the net realized gain or loss on investment on the Consolidated Statements of Income.

The Company has the following types of investments:

(a)
Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than 1 year at date of acquisition. As of December 31, 2014 and 2013, short term investments consisted primarily of money market investments.

(b)
Fixed maturities and equity securities, available-for-sale — Fixed maturities and equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

(c)
Equity securities, trading —  Equity securities classified as trading are carried at estimated fair market value. Gains and losses, both realized and unrealized, are reported in the net realized gain or loss on investment.

(d)
Mortgage and asset backed securities — For mortgage and asset backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.

(e)
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

(f)
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

(g)
Securities sold under agreements to repurchase, at contract value — The Company from time to time invests in securities sold under agreements to repurchase, which are accounted for as collateralized borrowing transactions and are recorded at their contracted repurchase amounts, plus accrued interest. The Company minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with the Company when necessary.

Net investment income consists primarily of interest and dividends less expenses. Interest on fixed maturities, adjusted for any amortization of premium or discount, is recorded as income when earned. Investment expenses are accrued as incurred.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Realized investment gains or losses are computed using the specific costs of securities sold, and, if applicable, include write-downs on investments having other-than-temporary declines in value.

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

Fixed Maturities. The Company utilizes a pricing service to estimate fair value measurements for all of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated it will produce an estimate of fair value only if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

Equity Securities. The Company utilizes a pricing service to estimate the fair value of the majority of its available-for-sale and trading equity securities. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided as fair value. The Company classifies the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. The Company classifies the value of these equity securities as Level 2. The Company also holds certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third party broker quotes, issuers' book value, market multiples, and other inputs. These equity securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

Other Investments. Other investments consisted primarily of investments in limited partnerships, an interest in syndicated term loan, and annuities. Other investments accounted for approximately 0.6% of the Company's investment portfolio as of December 31, 2014. The Company estimates the fair value of other investments based on significant unobservable inputs in the valuation process. As a result, the Company classified the fair value estimates as Level 3 in the financial hierarchy. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

Derivatives. The Company estimates fair value using information provided by a pricing service for interest rate swaps and classifies derivatives as Level 2 hierarchy.

Investment in Life Settlements — When the Company becomes the owner of a life insurance policy either by direct purchase or following a default on a premium finance loan, the life insurance premium for such policy is accounted for as an investment in

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

life settlements. Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these investments using the fair value method. Fair value of the investment in policies is determined using unobservable Level 3 inputs and is calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects the Company's assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.

Life Settlement Profit Commission — Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, and the Company has elected to account for its investment in life settlements using the fair value method. The Company retains a third party service provider to perform certain administration functions to effectively manage the life settlement contracts held by Tiger Capital, LLC and AMT Capital Holdings II S.A. and a portion of their fee is contingent on the overall profitability of the life settlement contracts. The Company accrues the related profit commission on life settlements at fair value, in relation to life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract. In addition, the Company accrues a best estimate in relation to profit commission due on certain life settlement contracts acquired subsequent to December 31, 2010 as no contractual relationship currently exists.

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

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as underwriting and safety costs that vary with and are primarily related to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $159,979, $97,561 and $68,135 for the years ended December 31, 2014, 2013 and 2012, respectively. The amortization for deferred acquisition costs was approximately $538,710, $367,288, and $242,887 in 2014, 2013 and 2012, respectively.

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

Ceding Commissions on Reinsurance Transactions — Ceding commissions on reinsurance transactions are commissions the Company receives from ceding gross written premiums to third party reinsurers. In connection with the Maiden Quota Share, which is the Company's primary source of ceding commissions, the amount the Company receives is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions the Company receives cover a portion of its capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. The Company allocates earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2014, 2013 and 2012 was approximately $23,205, $33,772 and $39,546, respectively.

Business Combinations — The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in the Company's consolidated financial statements. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value loss and LAE reserves by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded either an an intangible asset or another liability, as applicable, and amortized proportionately to the decrease in the acquired loss and LAE reserves over the payout period for the acquired loss and LAE reserves. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company assigns fair values to intangible assets based on valuation techniques including the income and market approaches. The Company expenses costs associated with the acquisition of a business in the period incurred. The Company includes the results of operations of an acquired business in its consolidated financial statements from the date of the acquisition.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. Upon the completion of an acquisition, the Company completes purchase price accounting in accordance with ASC 805, Business Combinations, which requires an acquirer to assign values to the acquired assets and liabilities based on their fair value. In the event that a purchase price paid is in excess of the net assets acquired, any unidentified excess is deemed to be goodwill. Goodwill is not amortized. Additionally as a result of an acquisition, the Company may obtain identifiable intangible assets. Indefinite lived intangible assets are not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets with an indefinite useful life are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines reporting units, which are a component of an operating segment when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. The Company had seven reporting units as of December 31, 2014.

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

Equalization reserves — The Company owns several Luxembourg-domiciled reinsurance entities. In connection with these entities, the Company acquires cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve established in excess of required reserves as established by the laws of Luxembourg. The equalization reserves were originally established by the seller of the reinsurance entities, and under Luxembourg law allowed the reinsurance company to reduce its income tax paid.

Income Taxes — The Company files a consolidated United States ("US") income tax return for its eligible domestic subsidiaries. The Company's non-domestic subsidiaries file income tax returns in their respective local jurisdictions. As part of the US consolidated income tax return filing, the Company is party to federal income tax allocation agreements amongst the includible entities. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the Company will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, the Company establishes a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Primarily tax years 2009 through 2013 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

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

Earnings Per Share — The Company accounts for earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other stockholders based on their respective rights to receive dividends. Restricted stock awards granted to employees under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan are considered participating securities as they receive dividends on this stock. Additionally, the Company follows the treasury stock method related to its contingently convertible debt, as the Company has the ability to settle the conversion premium in either cash or stock. The Company had contingently convertible shares that were dilutive for the Company's earnings per share calculations in 2014 and 2013 and anti-dilutive in 2012.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premium receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2014 and 2013, the outstanding premium receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

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

Recent Accounting Literature

In November 2014, the FASB issued Accounting Standards Update ("ASU") 2014-16, Derivative and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which requires an entity (an issuer or an investor) of hybrid financial instruments to determine the nature of the host

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The updated guidance is effective for the period ending March 15, 2016. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

In June 2014, the FASB issued ASU 2014-11, Transfers and Serving (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends accounting for repurchase-to-maturity transactions and associated repurchase financing to secured borrowing. The revised guidance also requires expanded disclosure for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction, as well as expands disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The updated guidance is effective for the period ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, to clarify how entities should treat performance targets that can be met after the requisite service period of a share-based payment award. The ASU states that the share-based payment award should be treated as a performance condition that affects vesting and, therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under this ASU. ASU 2014-12 is effective beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The adoption of this guidance is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s service and fee income will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The updated guidance is effective for the quarter ending March 31, 2017. The Company is currently evaluating the impact this guidance will have on the Company's results of operations, financial position or liquidity.

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

If either of these conditions exists, an entity should present an unrecognized benefit in the financial statements as a liability and should net the unrecognizable tax benefit with a deferred tax asset. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The adoption of this guidance did not have a material impact on the Company's results of operations, financial condition or liquidity.

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
(In Thousands, Except Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed and equity securities are presented in the tables below:

(Amounts in Thousands) As of December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$3,349	$158	$(1)	$3,506
Common stock	80,726	4,673	(7,861)	77,538
U.S. treasury securities	42,416	1,558	(104)	43,870
U.S. government agencies	12,968	575	(5)	13,538
Municipal bonds	469,646	13,950	(1,555)	482,041
Foreign government	106,054	6,760	(83)	112,731
Corporate bonds:
Finance	1,167,011	60,322	(5,471)	1,221,862
Industrial	1,187,818	38,317	(23,275)	1,202,860
Utilities	137,169	3,200	(1,677)	138,692
Commercial mortgage backed securities	36,964	1,890	(169)	38,685
Residential mortgage backed securities:
Agency backed	954,320	23,340	(1,878)	975,782
Non-agency backed	22,071	696	(264)	22,503
Asset backed securities	709	2	(1)	710
	$4,221,221	$155,441	$(42,344)	$4,334,318

(Amounts in Thousands) As of December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$1,498	$82	$(74)	$1,506
Common stock	14,512	1,156	(2,026)	13,642
U.S. treasury securities	158,915	1,196	(851)	159,260
U.S. government agencies	10,466	107	(84)	10,489
Municipal bonds	461,325	4,781	(19,923)	446,183
Foreign government	160,459	971	(1,325)	160,105
Corporate bonds:
Finance	1,057,542	41,027	(13,970)	1,084,599
Industrial	768,161	7,695	(21,439)	754,417
Utilities	70,924	1,310	(2,008)	70,226
Commercial mortgage backed securities	28,970	—	(404)	28,566
Residential mortgage backed securities:
Agency backed	694,001	5,657	(13,918)	685,740
Non-agency backed	6,737	19	(7)	6,749
Asset backed securities	6,119	4	(3)	6,120
	$3,439,629	$64,005	$(76,032)	$3,427,602
Less: securities pledged	316,576	506	(5,564)	311,518
	$3,123,053	$63,499	$(70,468)	$3,116,084

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2014, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2014, 2013 and 2012 were approximately $1,962,558, $1,681,165 and $953,188, respectively.

A summary of the Company’s available-for-sale fixed securities as of December 31, 2014 and 2013, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$106,041	$105,839	$128,128	$128,214
Due after one through five years	682,632	704,344	592,703	603,942
Due after five through ten years	1,998,740	2,062,942	1,632,115	1,631,751
Due after ten years	335,669	342,468	334,846	321,372
Mortgage and asset backed securities	1,014,064	1,037,681	735,827	727,175
Total fixed maturities	$4,137,146	$4,253,274	$3,423,619	$3,412,454

OTTI charges of our fixed-maturities and equity securities for the years ended December 31, 2014, 2013 and 2012 are presented in the table below:

(Amounts in Thousands)	2014	2013	2012
Equity securities recognized in earnings	$2,646	$2,869	$2,965
Fixed maturity securities recognized in earnings	5,393	—	—
	$8,039	$2,869	$2,965

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2014 and 2013:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$38,970	$(7,764)	21	$400	$(98)	2	$39,370	$(7,862)
U.S. treasury securities	1,030	(54)	7	3,219	(50)	9	4,249	(104)
U.S. government agencies	1,736	(3)	3	222	(2)	4	1,958	(5)
Municipal bonds	24,695	(240)	64	93,201	(1,315)	98	117,896	(1,555)
Foreign government	7,644	(83)	4	—	—	—	7,644	(83)
Corporate bonds:
Finance	192,520	(4,297)	143	66,715	(1,174)	27	259,235	(5,471)
Industrial	236,845	(17,230)	194	60,511	(6,045)	43	297,356	(23,275)
Utilities	12,188	(490)	22	13,908	(1,187)	3	26,096	(1,677)
Commercial mortgage backed securities	15	—	2	4,729	(169)	8	4,744	(169)
Residential mortgage backed securities:
Agency backed	41,187	(101)	10	66,172	(1,777)	29	107,359	(1,878)
Non-agency backed	5,092	(263)	3	28	(1)	2	5,120	(264)
Asset-backed securities	148	—	1	110	(1)	2	258	(1)
Total temporarily impaired	$562,070	$(30,525)	474	$309,215	$(11,819)	227	$871,285	$(42,344)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$4,875	$(2,100)	51	$—	$—	—	$4,875	$(2,100)
U.S. treasury securities	52,757	(851)	18	—	—	—	52,757	(851)
U.S. government agencies	4,135	(84)	11	—	—		4,135	(84)
Municipal bonds	254,219	(17,986)	302	24,169	(1,937)	9	278,388	(19,923)
Foreign government	68,102	(1,324)	16	999	(1)	1	69,101	(1,325)
Corporate bonds:
Finance	500,564	(13,402)	182	58,923	(568)	9	559,487	(13,970)
Industrial	500,366	(21,203)	263	3,383	(236)	2	503,749	(21,439)
Utilities	45,663	(2,008)	21	—	—	—	45,663	(2,008)
Commercial mortgage backed securities	28,552	(404)	18	—	—	—	28,552	(404)
Residential mortgage backed securities:
Agency backed	492,740	(13,918)	120	—	—	—	492,740	(13,918)
Non-agency backed	205	(5)	6	23	(2)	1	228	(7)
Asset-backed securities	1,463	(3)	4	—	—	—	1,463	(3)
Total temporarily impaired	$1,953,641	$(73,288)	1,012	$87,497	$(2,744)	22	$2,041,138	$(76,032)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

There are 701 and 1,034 securities at December 31, 2014 and 2013, respectively that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

The net unrealized gains (losses) on available-for-sale securities for for the years ended December 31, 2014, 2013 and 2012 were as follows:

(Amounts in Thousands) Year Ended December 31,	2014	2013	2012
Fixed maturity securities	$116,128	$(11,165)	$117,582
Equity securities	(3,031)	(862)	(478)
Total net unrealized gain (loss)	113,097	(12,027)	117,104
Deferred income tax benefit (expense)	(39,584)	4,209	(40,986)
Cumulative net unrealized gain (loss), net of deferred income tax as of December 31	73,513	(7,818)	76,118
Increase (decrease) in net unrealized gains, net of deferred income tax	$81,331	$(83,936)	$67,708

(b) Trading Securities

During 2014, the Company reclassified approximately $16,830 of its equity securities from available-for-sale securities, carried at estimated fair market value, to trading securities. Equity securities classified as trading securities are generally held for resale in anticipation of short-term market movements.

The amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of December 31, 2014 are presented in the table below:

(Amounts in Thousands) December 31, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$25,407	$1,614	$(272)	$26,749

Proceeds from the sale of investments in trading securities during the year ended December 31, 2014 was approximately $78,974. As of December 31, 2013, the Company did not have any securities classified as trading securities.

(c) Investment Income

Net investment income for the years ended December 31, 2014, 2013 and 2012 was derived from the following sources:

(Amounts in Thousands)	2014	2013	2012
Fixed maturities, available-for-sale	$124,976	$82,392	$67,182
Equity securities, available-for-sale	1,346	2,119	127
Equity securities, trading	29	—	—
Cash and short term investments	5,442	2,200	1,778
	131,793	86,711	69,087
Less: Investment expenses and interest expense on securities sold under agreement to repurchase	(192)	(1,892)	(920)
	$131,601	84,819	$68,167

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the years ended December 31, 2014, 2013 and 2012.

(Amounts in Thousands) Year Ended December 31, 2014	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$16,611	$(4,946)	$11,665
Equity securities, available-for-sale	14,121	(3,928)	10,193
Equity securities, trading	10,475	(7,871)	2,604
Write-down of fixed maturities, available-for-sale	—	(5,393)	(5,393)
Write-down of equity securities, available-for-sale	—	(2,646)	(2,646)
	$41,207	$(24,784)	$16,423

(Amounts in Thousands) Year Ended December 31, 2013	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$28,696	$(18,066)	$10,630
Equity securities, available-for-sale	11,264	(3,498)	7,766
Write-down of equity securities, available-for-sale	—	(2,869)	(2,869)
	$39,960	$(24,433)	$15,527

(Amounts in Thousands) Year Ended December 31, 2012	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$10,310	$(1,066)	$9,244
Equity securities, available-for-sale	7,718	(5,016)	2,702
Write-down of equity securities, available-for-sale	—	(2,965)	(2,965)
	$18,028	$(9,047)	$8,981

(e) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedged positions as a component of other comprehensive income. As of December 31, 2014 and 2013, the Company had two interest rate swap agreements designated as a hedge and were recorded as a liability in the amount of $2,033 and $3,054, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps as of December 31, 2014:

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2014 and 2013 are as follows:

(Amounts in Thousands)	2014	2013
Restricted cash	$186,225	$100,439
Restricted investments	734,271	978,910
Total restricted cash and investments	$920,496	$1,079,349

(g) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and as of December 31, 2014 was $13,052, which consisted primarily of equity securities. The Company did not have any securities sold but not yet purchased as of December 31, 2013. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of December 31, 2014, the Company had no repurchase agreements outstanding. Interest expense associated with these repurchase agreements for the year ended December 31, 2014 was $283.

As of December 31, 2013, the Company had twelve repurchase agreements with an outstanding principal amount of $293,222, which approximates fair value, at interest rates between 0.12% and 0.47%. The Company had nine repurchase agreements with one counter-party totaling $242,304 and three repurchase agreements with a separate counter-party totaling $50,918. Interest expense associated with these twelve repurchase agreements for the year ended December 31, 2013 was $777, of which $0 was accrued as of December 31, 2013. The Company had approximately $311,518 of collateral pledged in support of these agreements. Interest expense related to repurchase agreements is recorded as a component of investment income.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2014 and 2013:

(Amounts in Thousands) As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$43,870	$43,870	$—	$—
U.S. government securities	13,538	—	13,538	—
Municipal bonds	482,041	—	482,041	—
Foreign government	112,731	—	112,731	—
Corporate bonds and other bonds:
Finance	1,221,862	—	1,221,862	—
Industrial	1,202,860	—	1,202,860	—
Utilities	138,692	—	138,692	—
Commercial mortgage backed securities	38,685	—	38,685	—
Residential mortgage backed securities:
Agency backed	975,782	—	975,782	—
Non-agency backed	22,503	—	22,503	—
Asset-backed securities	710	—	710	—
Equity securities, available-for-sale	81,044	24,484	21,674	34,886
Equity securities, trading	26,749	26,749	—	—
Short term investments	63,916	63,916	—	—
Other investments	31,186	—	—	31,186
Life settlement contracts	264,517	—	—	264,517
	$4,720,686	$159,019	$4,231,078	$330,589
Liabilities:
Equity securities sold but not yet purchased, market	$13,052	$13,052	$—	$—
Life settlement contract profit commission	16,534	—	—	16,534
Derivatives	2,033	—	2,033	—
	$31,619	$13,052	$2,033	$16,534

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands) As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$110,345	$110,345	$—	$—
U.S. government securities	10,489	—	10,489	—
Municipal bonds	446,183	—	446,183	—
Foreign government	160,105		160,105
Corporate bonds and other bonds:
Finance	1,084,599	—	1,084,599	—
Industrial	754,417	—	754,417	—
Utilities	70,226	—	70,226	—
Commercial mortgage backed securities	28,566	—	28,566	—
Residential mortgage backed securities:
Agency backed	423,137	—	423,137	—
Non-agency backed	6,749	—	6,749	—
Asset-backed securities	6,120	—	6,120	—
Equity securities	15,148	15,148	—	—
Short term investments	114,202	114,202	—	—
Other investments	25,749	—	—	25,749
Securities held as collateral	311,518	48,915	262,603	—
Life settlement contracts	233,024	—	—	233,024
	$3,800,577	$288,610	$3,253,194	$258,773
Liabilities:
Securities sold under agreements to repurchase, at contract value	293,222	—	293,222	—
Life settlement contract profit commission	11,945	—	—	11,945
Derivatives	3,054	—	3,054	—
	$308,221	$—	$296,276	$11,945

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2014 and 2013:

(Amounts in Thousands)	Balance as of January 1, 2014	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Other investments	$25,749	$3,084	$—	$20,207	$(17,854)	$—	31,186
Equity securities, available-for-sale	—	—	(7,079)	41,965	—	—	34,886
Life settlement contracts	233,024	61,110	—	25,418	(55,035)	—	264,517
Life settlement contract profit commission	(11,945)	(4,589)	—	—	—	—	(16,534)
Total	$246,828	$59,605	$(7,079)	$87,590	$(72,889)	$—	$314,055

(Amounts in Thousands)	Balance as of January 1, 2013	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2013
Other investments	$11,144	$1,813	$1,666	$17,228	$(6,102)	$—	$25,749
Life settlement contracts	193,927	47,245	—	11,906	(20,054)	—	233,024
Life settlement contract profit commission	(11,750)	(195)	—	—	—	—	(11,945)
Total	$193,321	$48,863	$1,666	$29,134	$(26,156)	$—	$246,828

The Company had no transfers among the levels of fair value hierarchy during the years ended December 31, 2014 and 2013.

A reconciliation of net income for life settlement contracts in the above table to (loss) gain on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the years ended December 31, 2014 and 2013 is as follows:

(Amounts in Thousands)	2014	2013
Net income	$61,110	$47,245
Premium paid	(46,367)	(38,933)
Profit commission	(4,589)	(195)
Other expenses	2,152	(4,317)
Gain on investment in life settlement contracts	$12,306	$3,800

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

•
Premiums Receivable:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset and are classified as Level 1 in the financial hierarchy

•
Other investments: Other investments consisted primarily of investments in limited partnerships, an interest in a syndicated term loan, and annuities. Other investments accounted for approximately 0.6% of the Company's investment portfolio as of December 31, 2014. The Company estimates the fair value of other investments based on significant unobservable inputs in the valuation process. As a result, the Company classified the fair value estimates as Level 3 in the financial hierarchy.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 13.2% in NGHC, a publicly-held insurance holding company (Nasdaq: NGHC). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value and the carrying value of the investment was approximately $228,818 and $119,712, respectively, as of December 31, 2014.

•
Subordinated Debentures and Debt:  The current fair value of the Company's5.5% 2021 convertible senior notes, 2.75% 2044 convertible senior notes, subordinated debentures and 6.125% Notes was $146,675, $210,831, $74,690 and $258,750 as of December 31, 2014, respectively. The 5.5% 2021 convertible senior notes, 2.75% 2044 convertible senior notes, and 6.125% Notes are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model and is classified as Level 3 in the fair value hierarchy.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2014 and 2013 and, as described in Note 6. “Investments in Life Settlements”, only includes data for policies to which the Company assigned value at those dates:

	2014	2013
Average age of insured	81.1	80.1
Average life expectancy, months (1)	121	131
Average face amount per policy	$6,624,000	$6,611,000
Effective discount rate (2)	14.0%	14.2%

(1)	Standard life expectancy as adjusted for insured’s specific circumstances.

(2)
Effective Discount Rate (“EDR”) is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability if information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2013 to December 31, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the years ended December 31, 2014 and 2013:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2014	$(34,686)	$36,486
December 31, 2013	$(29,537)	$31,313

	Change in discount rate (1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2014	$(22,705)	$25,456
December 31, 2013	$(20,055)	$22,605

(1) Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Significant Acquisitions

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

The following significant acquisitions occurred during the years ended December 31, 2014 and 2013:

Comp Options Insurance Company, Inc.

On October 1, 2014, the Company acquired Comp Options Insurance Company, Inc. ("Comp Options"), a Florida-based workers' compensation insurer, from an affiliate of Blue Cross & Blue Shield of Florida, for approximately $34,291 in cash. Comp Options offers workers' compensation insurance to small businesses with low-hazard risk profiles in the state of Florida.

A summary of the preliminary assets acquired and liabilities assumed for Comp Options are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$80,051
Premium receivables	33,530
Prepaid expenses and other assets	6,642
Deferred tax asset	5,024
Goodwill and intangible assets	17,353
Total assets	$142,600

Liabilities
Loss and loss expense reserves	$55,752
Unearned premiums	34,364
Accrued expenses and other current liabilities	16,561
Deferred tax liability	1,632
Total liabilities	$108,309
Cash paid	$34,291

The goodwill and intangible assets, as well as Comp Options' results of operations, are included as a component of the Small Commercial Business segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2015.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value Comp Option's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is recorded as an intangible asset and is amortized proportionately to the decrease in the acquired loss and LAE reserves and was approximately $1,612.

As a result of this acquisition, the Company recorded approximately $18,653 of written premium and $951 of service and fee income related to Comp Options in 2014.

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

A summary of the assets acquired and liabilities assumed for Insco Dico are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$130,031
Premium receivables	8,684
Reinsurance recoverable	5,799
Prepaid expenses and other assets	1,783
Deferred tax asset	3,104
Property and equipment	1,190
Goodwill and intangible assets	17,765
Total assets	$168,356

Liabilities
Loss and loss expense reserves	$25,210
Unearned premiums	25,715
Funds held for policyholders	5,864
Accrued expenses and other current liabilities	10,210
Deferred tax liability	2,657
Notes payable	10,000
Total liabilities	$79,656
Cash paid	$88,700

The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The identifiable intangible assets consist of agency relationships, which have a 20 year life, and licenses that have an indefinite life. The Company completed its acquisition accounting in 2014.

As a result of this transaction, the Company recorded approximately $55,511 of written premium and approximately $3,743 of service and fee income during the year ended December 31, 2014 related to Insco Dico.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the assets acquired and liabilities assumed for AmTrust Lloyd's Holdings Limited are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$429,476
Prepaid insurance	122,673
Premium receivable	89,801
Deferred tax asset	29,916
Prepaid expenses and other assets	64,981
Property and equipment	5,010
Goodwill and intangible assets	33,539
Total assets	$775,396

Liabilities
Loss and loss expense reserves	$496,836
Unearned premium	113,182
Ceded reinsurance premiums payable	16,315
Accrued expense and other current liabilities	55,950
Total liabilities	$682,283
Cash paid	$93,113

The goodwill and intangible assets, as well as AmTrust Lloyd's Holdings Limited's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The Company completed its acquisition accounting in 2014.

As a result of this transaction, the Company recorded approximately $322,817 of written premium during the year ended December 31, 2014 related to Sagicor.

Mutual Insurers Holding Company

On May 13, 2013, the Company completed the acquisition of Mutual Insurers Holding Company (“MIHC”) and its subsidiaries. MIHC's primary operating subsidiary, First Nonprofit Insurance Company (“FNIC”), is a provider of property and casualty insurance products to nonprofit organizations in the U.S. Immediately prior to the acquisition, MIHC converted from a mutual form to a stock form of ownership in a transaction “sponsored” by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of MIHC who held policies as of December 31, 2012 and the directors, officers and employees of MIHC and its subsidiaries. The Company received subscriptions for approximately $472, resulting in the issuance by the Company of 18,052 shares of its common stock at a discounted price of 20% from the Company's market trading price, or approximately $118. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of MIHC at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $8,000. The Company made a payment to MIHC of $48,500, which included the $472 in proceeds the Company received in the offering, for the stock of FNIC. Additionally, the Company as part of the transaction, was required to make a contribution to First Nonprofit Foundation, a tax exempt corporation principally funded by FNIC's predecessor and managed for the benefit of nonprofit organizations, in the amount of $7,882, which represented $8,000, as discussed above, less the discount of approximately $118 on the shares issued by the Company in the transaction. The remaining $40,618 of cash contributed to MIHC was retained by the Company. Additionally, the Company assumed $6,500 of debt in the transaction. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of approximately $14,500.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the assets acquired and liabilities assumed for MIHC are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$134,780
Premium receivable	23,085
Prepaid expenses and other assets	43,714
Deferred tax asset	5,358
Property and equipment	2,684
Intangible assets	6,132
Total assets	$215,753

Liabilities
Loss and loss expense reserves	$89,267
Unearned premiums	27,760
Accrued expenses and other current liabilities	23,629
Deferred tax liability	2,146
Notes payable	6,500
Total liabilities	$149,302
Cash paid	$48,500
Acquisition gain	$17,951

The intangible assets consisted of state licenses and have an indefinite life. The intangible assets, as well as FNIC's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value FNIC's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is recorded as an intangible asset and is amortized proportionately to the decrease in the acquired loss and LAE reserves and was approximately $4,531. As a result of this transaction, the Company recorded an acquisition gain of approximately $17,951.

The Company recorded approximately $58,096 and $32,144 of written premium for the years ended December 31, 2014 and 2013, respectively, related to FNIC.

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

The Company recorded approximately $58,360 and $44,540 of service and fee income during the years ended December 31, 2014 and 2013, respectively, related to AMTCS.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Sequoia Insurance Company

On April 19, 2013, the Company completed the acquisition of all the issued and outstanding shares of common stock of Sequoia Insurance Company and its subsidiaries, Sequoia Indemnity Company and Personal Express Insurance Company (“Sequoia”), for approximately $60,000. Sequoia offers low hazard, property/casualty insurance products, including workers' compensation and commercial package insurance, to small businesses in several western states, with California representing Sequoia's largest market.

A summary of the assets acquired and liabilities assumed for Sequoia are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$215,473
Premium receivable	32,870
Reinsurance recoverables	43,793
Prepaid expenses and other assets	4,014
Deferred tax asset	1,242
Property and equipment	1,022
Intangible assets	11,848
Total assets	$310,262

Liabilities
Loss and loss expense reserves	$165,487
Unearned premium	59,773
Accrued expenses and other current liabilities	15,624
Deferred tax liability	4,147
Total liabilities	$245,031
Cash paid	$60,000
Acquisition gain	$5,231

The intangible assets consists primarily of licenses and trademarks and have an indefinite life. The intangible assets, as well as Sequoia's results of operations, are included as a component of the Small Commercial Business segment.

In accordance with FASB ASC 944-805 Business Combinations, the Company adjusted to fair value Sequoia's loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout pattern using a current risk free rate. This risk free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company's best estimate of the fair value of such reserves at acquisition date is recorded as an intangible asset and is amortized proportionately to the decrease in the acquired loss and LAE reserves and was approximately $7,448. As a result of this transaction, the Company recorded an acquisition gain of approximately $5,231.

The Company recorded approximately $68,262 and $79,666 of written premium for the years ended December 31, 2014 and 2013, respectively, related to Sequoia.

Car Care

On February 28, 2013, the Company, through its wholly-owned subsidiary AmTrust International Limited, acquired all of the issued and outstanding shares of capital stock of Car Care Plan (Holdings) Limited (“CCPH”) from Ally Insurance Holdings, Inc (“AIH”). CCPH is an administrator, insurer and provider of auto extended warranty, guaranteed asset protection, Wholesale

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Floorplan Insurance and other complementary insurance products. CCPH underwrites its products and the products of third-party administrators through its subsidiary Motors Insurance Company Limited, a United Kingdom based insurer. CCPH has operations in the United Kingdom, Europe, China, North America and Latin America. The Company paid $72,412 for the purchase of CCPH.

Certain employees, former employees and retirees of CCPH participate in a defined benefit pension plan. The plan was frozen and curtailed in 2007. The impact of the plan on the Company's results of operations was immaterial. For further information on the pension plan, see "Note 18. Employee Benefit Plans".

A summary of the assets acquired and liabilities assumed for CCPH are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$253,257
Premium receivable	26,001
Reinsurance recoverables	12,186
Other assets	2,979
Property and equipment	589
Intangible assets	34,337
Total assets	$329,349

Liabilities
Loss and loss expense reserves	9,703
Unearned premium	131,494
Accrued expenses and other current liabilities	83,993
Deferred tax liability	6,215
Total liabilities	$231,405
Cash paid	$72,412
Acquisition gain	$25,532

The intangible assets consist primarily of customer relationships and have a life of fifteen years. The intangible assets, as well as CCPH's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment from the date of acquisition. As a result of this transaction, the Company recognized a gain on the acquisition of approximately $25,532.

The Company recorded approximately $110,769 and $98,865 of written premium for the years ended December 31, 2014 and 2013, respectively. In addition, the Company recorded $42,435 and $31,568 of service and fee income for the years ended December 31, 2014 and 2013, respectively, related to CCPH.

AHL

During 2013, AmTrust Holdings Luxembourg S.A.R.L. (“AHL”) completed two acquisitions described below. AHL is a holding company that purchases Luxembourg-domiciled reinsurance entities. In connection with these transactions, the Company acquires cash and equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The equalization reserves originally established by the seller under Luxembourg law allowed the reinsurer to offset any taxable income. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators and is subject to reassessment every five years. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

If a Luxembourg reinsurer can assume sufficient premium to maintain its equalization reserves or assume losses, which then reduce the equalization reserves, the reinsurer can permanently defer the income tax. Subsequent to the acquisition, the Company cedes premium and associated losses to the reinsurance companies through intercompany reinsurance arrangements. Provided the Company is able to cede business that generates a net loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2014, the Company had approximately $314,050 of unutilized equalization reserves and an associated deferred tax liability of approximately $94,215. During 2014, 2013 and 2012, the Company was able to reduce overall expenses by a net amount of $30,379, $214 and $9,274, respectively, to reflect the net reduction of the deferred tax liability offset by goodwill impairment charges related to the utilization of the equalization reserves. Under its business plans currently in effect, the Company expects that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreements will cause the equalization reserves to be fully utilized in three to five years subsequent to the acquisition of the Luxembourg reinsurer, at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of these intercompany reinsurance agreements are appropriately eliminated in consolidation and did not impact the Company's gross and net loss reserves or loss ratio.

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

6. Investment in Life Settlements

The Company currently has a 50% ownership interest in each of four entities for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the other 50%. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The entities (collectively, the “LSC Entities”) are:

•Tiger Capital LLC (“Tiger”);
•AMT Capital Alpha, LLC (“AMT Alpha”);
•AMT Capital Holdings, S.A. (“AMTCH”); and
•AMT Capital Holdings II, S.A. (“AMTCH II”).

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

Total capital contributions of $36,115 and $70,780 were committed to the LSC Entities during the years ended December 31, 2014 and 2013, respectively, for which the Company's proportionate share was approximately $17,907 and $35,380 in those same periods. $1,271 of this $17,907 capital contribution was funded in January 2015. The LSC Entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements and premium finance loans were approximately $264,517 and $233,024 as of December 31, 2014 and 2013, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment on investment in life settlement contracts net of profit commission of approximately $12,306, $3,800 and $13,822 for the years ended December 31, 2014, 2013 and 2012, respectively, related to the life settlement contracts.

As of December 31, 2014, the LSC Entities owned no premium finance loans. As of December 31, 2013, the LSC Entities owned two premium finance loans, which were secured by the underlying life insurance policies and were carried at a value of $0 at December 31, 2013.

The following tables describe the Company’s investment in life settlements as of December 31, 2014 and 2013:

(Amounts in thousands, except Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2014
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	8	43,593	70,500
3 – 4	5	10,081	22,500
4 – 5	7	14,335	49,000
Thereafter	254	196,508	1,596,209
Total	274	$264,517	$1,738,209
As of December 31, 2013
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	1	2,726	5,000
3 – 4	13	53,767	103,000
4 – 5	2	5,622	13,000
Thereafter	255	170,909	1,641,409
Total	271	$233,024	$1,762,409

(1) The Company determined the fair value as of December 31, 2014 based on 218 policies out of 274 policies, as the Company assigned no value to 56 of the policies as of December 31, 2014. The Company determined the fair value as of December 31, 2013 based on 191 policies out of 271 policies, as the Company assigned no value to 80 of the policies as of December 31, 2013. The Company estimates the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company’s acquired polices were structured to have low premium payments at

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the years ended December 31, 2014 and 2013:

	2014	2013
Number of policies with a negative value from discounted cash flow model	56	80
Premiums paid for the year ended	$5,963	$9,371
Death benefit received	$4,950	$3,012

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2014, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2015	$40,961
2016	54,208
2017	52,291
2018	40,117
2019	39,777
Thereafter	552,579
$779,933

7. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2014, 2013 and 2012 as follows:

(Amounts in Thousands)	2014	2013	2012
Balance, beginning of period	$468,404	$349,126	$280,991
Acquisition costs deferred	698,689	486,566	311,022
Amortization	(538,710)	(367,288)	(242,887)
Balance, end of period	$628,383	$468,404	$349,126

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

8. Intangible Assets and Goodwill

The composition of goodwill and intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$352,685	$—	$352,685	Indefinite Life
Renewal rights	62,367	16,732	45,635	7 – 17 years
Distribution networks	115,480	36,009	79,471	5 – 20 years
Software	3,547	2,101	1,446	3 - 20 years
Customer relationships	132,744	31,807	100,937	8 – 18 years
Trademarks	5,220	5,132	88	15 years
Trademarks	6,327	—	6,327	Indefinite Life
Licenses	12,608	6,151	6,457	5 - 50 years
Licenses	25,055	—	25,055	Indefinite Life
Use rights	41,468	—	41,468	Indefinite Life
Other	16,348	8,236	8,112	4 - 10 years
Total	$773,849	$106,168	$667,681	13 years average

(Amounts in Thousands) As of December 31, 2013	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$373,591	$—	$373,591	Indefinite Life
Renewal rights	30,880	11,438	19,442	7 – 17 years
Covenant not to compete	7,756	7,692	64	3 – 9 years
Distribution networks	100,163	28,136	72,027	10 – 20 years
Software	2,266	2,076	190	20 years
Customer relationships	132,266	18,215	114,051	8 – 18 years
Trademarks	5,001	4,751	250	2 – 15 years
Trademarks	6,460	—	6,460	Indefinite Life
Licenses	12,608	3,702	8,906	5 - 50 years
Licenses	21,540	—	21,540	Indefinite Life
Use rights	38,507	—	38,507	Indefinite Life
Other	14,736	4,371	10,365	4 -10 years
Total	$745,774	$80,381	$665,393	14 years average

The Company identifies reporting units for goodwill impairment testing in accordance with ASC 350-20-35 Intangibles - Goodwill and Other. The Company generally combines reporting units, which are a component of an operating segment, when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. For the years ended December 31, 2014 and 2013, the Company had seven reporting units that it tested for goodwill impairment, which is tested as of October 1st. The Company had one reporting unit, Specialty Risk and Extended Warranty - Luxembourg reporting unit (“RU”), which was at risk of failing step 1 in the goodwill impairment test required under ASC 350 Intangibles - Goodwill and Other. This RU had $121,761 and $96,866 of goodwill as of the test date in 2014 and 2013, respectively. For the RU, a step 1 analysis was performed to determine whether an impairment existed using an October 1st measurement date. Since Luxembourg reinsurance companies are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and was used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that the RU’s carrying value exceeded its fair value. Accordingly, the Company performed a Step 2 impairment test and recorded a non-cash goodwill impairment charge of $61,512, $10,226 and $16,389 as of December 31, 2014, 2013, and 2012, respectively. Additionally, certain goodwill attributable to the Specialty Risk and Extended Warranty - Europe RU was impaired for $1,386 due to deterioration in a subsidiary's operating performance with which the goodwill was associated.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2014 and 2013 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2013	$116,272	$194,554	$15,820	$326,646
Goodwill additions	—	54,932	2,121	57,053
Goodwill impairment	—	(10,226)	—	(10,226)
Foreign currency translation	—	118	—	118
Balance as of January 1, 2014	$116,272	$239,378	$17,941	$373,591
Goodwill additions	24,304	18,617		42,921
Goodwill impairment	—	(62,898)	—	(62,898)
Foreign currency translation	—	(929)	—	(929)
Balance as of December 31, 2014	$140,576	$194,168	$17,941	$352,685

Goodwill added during 2014 resulted primarily from the acquisitions of Insco Dico and Comp Options in the Small Commercial Business segment as well as certain insignificant acquisitions in the Specialty Risk and Extended Warranty segment. Goodwill added during 2013 resulted primarily from the acquisitions of AmTrust Re Aries S.A., AmTrust Re Taurus S.A., and AMTCS in the Specialty Risk and Extended Warranty segment.

Finite lived intangible assets are generally amortized under the straight-line method, except for renewal rights, which the Company amortizes using a 125% accelerated method, and certain customer relationships, which are amortized based on cash flows associated with the respective customer relationships. Amortization expense for 2014, 2013 and 2012 was $33,543, $31,667 and $17,169, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2015	$38,727
2016	35,972
2017	30,336
2018	25,249
2019	23,501

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

9. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2014	2013
Land	$7,593	$7,593
Building	25,478	23,284
Software	92,211	65,699
Computer equipment	41,924	27,575
Other equipment	53,529	19,881
Leasehold improvements	25,691	22,968
	246,426	167,000
Less: Accumulated depreciation and amortization	(92,251)	(62,701)
	$154,175	$104,299

Depreciation expense was $29,550, $21,451 and $13,221 for the years ended December 31, 2014, 2013 and 2012.

10. Liability for Unpaid Loss and LAE

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE, reported in the accompanying consolidated balance sheets as of December 31, 2014, 2013 and 2012:

(Amounts in Thousands)	2014	2013	2012
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$4,368,234	$2,426,400	$1,879,175
Less: Reinsurance recoverables at beginning of year	1,739,689	1,180,212	972,392
Net balance, beginning of year	2,628,545	1,246,188	906,783
Incurred related to:
Current year	2,324,062	1,486,418	909,818
Prior year	18,557	30,943	12,857
Total incurred losses during the year	2,342,619	1,517,361	922,675
Paid losses and LAE related to:
Current year	(886,724)	(617,539)	(406,238)
Prior year	(554,495)	(335,621)	(285,479)
Total payments for losses and LAE	(1,441,219)	(953,160)	(691,717)
Commuted loss reserves	—	—	91,529
Acquired outstanding loss and loss adjustment reserve	71,755	807,592	13,137
Effect of foreign exchange rates	(86,939)	10,564	3,781
Net balance, December 31	3,514,761	2,628,545	1,246,188
Plus reinsurance recoverables at end of year	2,149,444	1,739,689	1,180,212
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$5,664,205	$4,368,234	$2,426,400

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

In 2014, 2013 and 2012, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $18,557, $30,943 and $12,857, respectively, primarily as a result of unfavorable loss development due to higher actuarial estimates based on actual losses. The percentage of the Company's unpaid losses and LAE related to IBNR was 49.6%, 42.4% and 34.5% as of December 31, 2014, 2013 and 2012, respectively. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company has written more business and developed more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

11. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2014	2013
Premium taxes, assessments and surcharges payable	$171,512	$173,274
Accounts and commissions payable	157,232	100,780
Deferred warranty revenue	138,592	84,230
Redeemable contractual obligations	111,748	132,608
Income tax payable	100,410	9,181
Other accrued expenses and liabilities	116,383	172,502
	$795,877	$672,575

12. Debt

The Company’s outstanding debt consisted of the following at December 31, 2014 and 2013:

(Amounts in Thousands) As of December 31,	2014	2013
Revolving credit facility	$120,000	$—
5.5% Convertible senior notes due 2021 (the "2021 Notes")	56,745	164,218
2.75% Convertible senior notes due 2044 (the "2044 Notes")	157,679	—
6.125% Notes due 2023	250,000	250,000
Subordinated debentures	123,714	123,714
Secured loan agreements	35,233	7,742
Promissory notes	14,500	14,500
	$757,871	$560,174

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Aggregate scheduled maturities of the Company’s outstanding debt at December 31, 2014 are:

(Amounts in Thousands)
2015	$168,689	(1)
2016	7,186
2017	7,377
2018	9,400
2019	4,269
Thereafter	560,950	(2)

(1)
Amount includes debt outstanding under revolving credit facility as of December 31, 2014 that was paid down in 2015, amount of 2021 Notes, net of $8,417 unamortized original issue discount, submitted for conversion in 2014 that were settled in 2015 as discussed in Note 27. "Subsequent Events", as well as principal payments under our secured loan agreements.

(2)	Amount reflected in balance sheet for the 2021 Notes and the 2044 Notes is net of unamortized original issue discount of $2,957 and $53,245, respectively.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum consolidated risk-based capital and a minimum consolidated statutory surplus. The Company was in compliance with all of its covenants as of December 31, 2014.

As of December 31, 2014, the Company had $120,000 of borrowings and $97,346 letters of credit outstanding under this Credit Agreement, which reduced the availability for letters of credit to $77,654, and the total aggregate availability under the facility to $132,654.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate or the LIBO rate. Borrowings bearing interest at a rate determined by reference to the Alternate Base Rate will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1.0%, plus (y) a margin ranging from 0.125% to 0.625%, adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin ranging from 1.125% to 1.625%, adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the outstanding borrowings under this credit facility as of December 31, 2014 range from 1.563% to 3.625%.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit under the Credit Agreement and the Preceding Credit Agreement, was approximately $1,662, $1,752, and $1,884 for the year ended December 31, 2014, 2013 and 2012, respectively.

Convertible Senior Notes

5.5% Convertible Senior Notes due 2021

In December 2011 and January 2012, the Company issued $200,000 in aggregate principal amount of its 2021 Notes. The 2021 Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the 2021 Notes will be convertible only in the following circumstances: (i) during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the 2021 Notes was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the 2021 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at December 31, 2014 is equal to 38.5985 shares of Common Stock per $1,000 principal amount of 2021 Notes, which corresponds to a conversion price of approximately $25.91 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the 2021 Notes. Upon conversion of the 2021 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. As of October 1, 2014, the 2021 Notes were convertible under the Sale Price Condition.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes) involving the Company, holders of the 2021 Notes will have the right to require the Company to repurchase their 2021 Notes for cash, in whole or in part, at 100% of the principal amount of the 2021 Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

During 2014, the Company entered into separate, privately negotiated exchange agreements under which the Company retired $131,881 in aggregate principal amount of its outstanding 2021 Notes in exchange for the issuance of 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares of Common Stock. As of December 31, 2014, $68,119 in aggregate principal amount of the 2021 Notes remain outstanding with terms unchanged. Please see the description of the 2044 Notes below.

As of December 31, 2014, certain of the remaining 2021 Notes holders had submitted approximately $50,105 of the remaining $68,119 2021 Notes for conversion under the Sale Price Condition described above. Based on the terms of the 2021 Notes, the conversions will settle during the first three months of 2015.

The Company separately allocated the proceeds for the issuance of the 2021 Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 are being amortized into interest expense over the term of the 2021 Notes. After considering the contractual interest payments and amortization of the original discount, the effective interest rate of the 2021 Notes was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2021 Notes was $13,933, $14,476, and $14,031 for the years ended December 31, 2014, 2013 and 2012, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

2.75% Convertible Senior Notes due 2044

As described above, during 2014, the Company entered into separate, privately negotiated exchange agreements under which the Company retired $131,881 in aggregate principal amount of the outstanding 2021 Notes in exchange for issuance of a new series of 2.75% 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares of Common Stock. The Company also entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) to issue an additional $76,000 in aggregate principal amount of the 2044 Notes for a price equal to 90% of their face value.

The principal amount of the 2044 Notes accretes at a rate of 6% per year compounding on a semi-annual basis, until December 15, 2024. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into shares of Common Stock. The 2044 Notes will mature on December 15, 2044 (the “Maturity Date”), unless earlier repurchased or redeemed by the Company or converted. On or before December 15, 2018, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option, provided the trading price of Common Stock equals or exceeds $97.50 (or 130% of the then applicable conversion price) for the required measurement period, at a redemption price equal to 100% of the principal amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. Thereafter, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option at a redemption price equal to 100% of the accreted amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. In addition, holders of the 2044 Notes will have the right to require the Company to purchase their 2044 Notes for cash, in whole or in part, on December 15, 2024 or upon the occurrence of a fundamental change. In each such case, the repurchase price would be 100% of the principal amount of the 2044 Notes being repurchased, plus any accrued and unpaid interest.

The 2044 Notes will bear interest at a rate of 2.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2015. Beginning with the six-month period starting December 15, 2021, holders of the 2044 Notes will receive contingent interest for certain periods if the trading price of the 2044 Notes is greater than or equal to 130% of the principal amount of the 2044 Notes. The amount of contingent interest payable per $1,000 principal amount of 2044 Notes in respect of any contingent interest period is equal to 0.25% of the average trading price of the 2044 Notes during the specified measurement period. Any contingent interest payable on the 2044 Notes will be in addition to the regular interest payable on the 2044 Notes. The 2044 Notes will rank pari passu with the Company’s existing and future senior unsecured debt, including the 2021 Notes that will remain outstanding. The 2044 Notes will be effectively subordinated to the existing and future secured indebtedness of the Company to the extent of the value of the collateral securing those obligations and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries.

Each $1,000 principal amount at maturity of 2044 Notes will have an issue price of $900 for purposes of the indenture for the 2044 Notes. An amount equal to the difference between the issue price and the principal amount at maturity will accrue in accordance with a schedule to be set forth in the indenture. The issue price plus such accrued amount per $1,000 principal amount at maturity of 2044 Notes is referred to herein as the “accreted principal amount.”

Pursuant to ASC 470-50 Debt - Modifications and Extinguishments, this exchange transaction is being accounted for as an extinguishment of debt because the terms of the two debt instruments are substantially different under the accounting rules. The Company retired $131,881of the outstanding 2021 Notes with a carrying value of $110,346 and wrote-off unamortized debt issuance costs of $2,195. The 2044 Notes issued as part of the exchange had a fair value of $117,982 which resulted in a loss on the early extinguishment of debt of $9,831.

The Company separately accounts for the liability and equity components of its 2044 Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company measured the debt component of the 2044 Notes using an effective interest rate of 7.46%. Upon issuance of the 2044 Notes in December 2014, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded an OID of $53,374, thereby reducing the initial carrying the value of the 2044 Notes from $210,831to $157,457 and recorded an equity component net of tax of $34,693. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2044 Notes was $503 for the year ended December 31, 2014.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following table shows the amounts recorded for the 2021 Notes and 2044 Notes as of December 31, 2014 and 2013:

	2014			2013
(Amounts in Thousands)	Outstanding Principal	Unamortized OID	Net Carrying Amount	Outstanding Principal	Unamortized OID	Net Carrying Amount
2021 Notes	$68,119	$(11,374)	$56,745	$200,000	$(35,782)	$164,218
2044 Notes	210,924	(53,245)	157,679	—	—	—
	$279,043	$(64,619)	$214,424	$200,000	$(35,782)	$164,218

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "2023 Notes") to certain initial purchasers in a private placement. The 2023 Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The 2023 Notes will mature August 15, 2023, unless earlier purchased by the Company. Fees associated with the Notes we approximately $2,740. The indenture governing the Notes contains covenants whereby the interest rates will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated leverage ratio, as calculated under this agreement, was less than 30% as of December 31, 2014. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the 2023 Notes also contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The 2023 Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's convertible senior notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the 2023 Notes was approximately $15,587 and $5,845 for the years ended December 31, 2014 and 2013, respectively.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2014 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $8,100, $8,099 and $8,297 of interest expense for the years ended December 31, 2014, 2013 and 2012, respectively, related to these trust preferred securities.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The table below summarizes the Company’s trust preferred securities as of December 31, 2014:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	8.275	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.541	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.241	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(2)	The interest rate is LIBOR plus 3.30%.

(3)	The interest rate is LIBOR plus 3.00%.

The Company entered into two interest rate swap agreements related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of 5 years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Secured Loan Agreements

The Company, through a wholly-owned subsidiary, has a seven year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $2,970 at the maturity date. The Company recorded interest expense of approximately $330, $380 and $432 for the years ended December 31, 2014, 2013 and 2012, respectively, related to this agreement. The loan is secured by the aircraft.

The agreement contains certain covenants that are similar to the Credit Agreement. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft. During 2013, the Company paid an additional $270 to reduce the outstanding principal balance as required by these terms. The agreement allows the Company, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty.

On August 29, 2014, the Company entered into a five-year secured loan agreement with Key Equipment Finance, which was subsequently assigned to RBS Citizens Bank, in the aggregate amount of $30,500 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $538 through August 31, 2019. The Company recorded interest expense of approximately $227 for the year ended December 31, 2014. The loan is secured by the aircraft.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 21. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 1.7% per annum. The Company recorded approximately $1,430 of deferred origination costs associated with the promissory notes. The Company recorded interest expense of approximately $312, $290, and $100 for the years ended December 31, 2014, 2013 and 2012, respectively, related to the promissory notes.

The Company assumed two promissory notes in 2013 totaling $6,500 as a result of its acquisition of MIHC as discussed in Note 5. "Significant Acquisitions". The principal of these notes is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three months LIBOR per annum, which was 4.1% as of December 31, 2014. The Company recorded $365 and $210 of interest expense related to these notes for the years ended December 31, 2014 and 2013, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

ING Credit Agreement

On November 25, 2014, AmTrust Financial Services, Inc. (as Guarantor), and four of its wholly-owned subsidiaries, AmTrust International Insurance, Ltd. (as Account Party), AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited (as Corporate Members and collectively with the Guarantor and the Account Party, the “Company”) entered into an Amended and Restated Agreement ("Amended and Restated Credit Facility") relating to its £200,000 credit facility agreement ("Preceding Credit Facility") with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The Amended and Restated Credit Facility increases the maximum amount of the letter of credit facility to £235,000 to be used to support the Company’s capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account. Letters of credit issued and outstanding under the Preceding Credit Facility were deemed issued and outstanding under the Amended and Restated Credit Facility.

The Amended and Restated Credit Facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, transactions with affiliates and the sale of assets, and requirements to maintain certain consolidated net worth, statutory surplus, leverage and fixed charge coverage ratios. The Amended and Restated Credit Facility also provides for customary events of default, including, without limitation, failure to pay principal, interest or fees when due, failure to comply with certain covenants, any representation or warranty made by the Company being false or misleading in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Account Party or the Corporate Member. Upon an event of default, the lender may immediately terminate its obligations to issue letters of credit, declare the Company’s obligations under the amended and restated credit facility to become immediately due and payable, and require the Company to deposit collateral with a value equal to 100%of the aggregate face amount of any outstanding letters of credit consisting of cash or other specified collateral including time deposits, certificates of deposit, money market deposits and U.S. government securities subject to varying advance rates.

The ability to have letters of credit issued under this amended and restated facility expires on December 31, 2015 and the maturity date for the facility is July 31, 2019. The facility is 40% secured by a pledge of a collateral account established in the United States pursuant to a pledge and security agreement and in the United Kingdom pursuant to a Deed of Charge dated as of November 26, 2013. In addition to upon an event of default as discussed above, the collateral account will be required to be 100% funded upon the occurrence of certain specified events, including the A.M. Best financial strength rating of the Account Party falling below A-, the forecast underwriting losses exceeding a certain level for any year supported by a letter of credit, or any non-extension notice is given with respect to any letter of credit.

Fees payable by the Company under the Amended and Restated Credit Facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured potion of the letters of credit determined based on the Account Party’s then-current financial strength rating issued by A.M. Best. As of December 31, 2014, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Account Party’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and un-canceled amount of the facility, and a facility fee upon closing of 0.15% of the total aggregate commitment.

As of December 31, 2014, the Company had outstanding letters of credit of £227,989 (or $355,178) in place under the Amended and Restated Credit Facility. The aggregate unutilized amount under this facility was £7,011 (or $10,923) as of December 31, 2014. The Company recorded total interest expense of $2,795 for the year ended December 31, 2014 under the Amended and Restated Credit Facility. Interest expense recorded in 2013 under the Preceding Credit Facility was not material.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank.The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company's obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders. The credit limit is for $75,000, of which $48,467 was utilized as of December 31, 2014. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $6,265 as of December 31, 2014.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Reinsurance
The Company structures its reinsurance programs by analyzing its tolerance for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type. Based on its analysis of these factors, the Company may determine not to purchase reinsurance for some lines of business. The Company generally purchases reinsurance to reduce its net liability on individual risks and to protect against catastrophe losses and volatility. The Company retains underwriting risk in certain lines of business in order to retain a greater proportion of expected underwriting profits. The Company has chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and policy limits are within its risk tolerance.
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
In its proportional reinsurance programs, the Company generally receives a commission on the premium ceded to reinsurers. This “ceding commission” compensates the Company's insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of the Company's reinsurance treaties allow it to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on the Company's behalf and are compensated, directly or indirectly, by the reinsurers. The Company also places reinsurance with direct markets and enters reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit.
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
The Company monitors its financial exposure to the reinsurance market and takes necessary actions in an attempt to mitigate its exposure to possible loss. The Company limits its liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, with the result that net balances due from reinsurers are significantly less than the gross balances shown in its consolidated balance sheets. The Company monitors the collectability of its reinsurance recoverables and records a reserve for uncollectible reinsurance when it determines an amount is potentially uncollectible. The Company's evaluation is based on its periodic reviews of its disputed and aged recoverables, as well as its assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, the Company makes estimates as to what portion of a recoverable may be uncollectible. The Company's estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Reinsurance Programs and Retentions

The following tables provide a summary of the Company's primary reinsurance programs as of December 31, 2014 for the United States and internationally:

(Amounts in Thousands)	2014 Domestic Reinsurance Program
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$5,000	$510,000	98.5% of $505,000
Property, Per Risk Excess of Loss	$2,000	$30,000	95% of $28,000
Property, Occurrence Excess of loss	$20,000	$400,000	99% of $380,000
Surety, Excess of Loss	$500	$20,000	70% of $19,500
Casualty/Umbrella, Excess of Loss and Quota Share	$2,500	$50,000	95% of $50,000
Equipment Breakdown, Quota Share	$—	$100,000	100% of $100,000

(Amounts in Thousands)	2014 International Reinsurance Program
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss	$800	$4,400	100% of $3,600
Property, Occurrence Excess of Loss	$8,000	$160,000	97% of $152,000
Surety, Excess of Loss and Quota Share	$4,500	$45,000	100% of $41,500
Casualty, Excess of Loss	$3,000	$15,000	100% of $12,000
Latent Defect, Excess of Loss	$3,200	$40,000	100% of $36,800
Accident and Health, Excess of Loss	$800	$32,000	100% of $31,200
Car Care, Excess of Loss	$1,000	$105,000	97.5% of $104,000
Medical Malpractice, Quota Share	$7,800	$13,000	40% of $13,000

(Amounts in Thousands)	2014 AmTrust at Lloyds Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss	$1,600	$8,000	100% of $6,400
Property, Occurrence Excess of Loss	$20,000	$120,000	98% of $90,000
Casualty, Excess of Loss	$4,000	$20,000	100% of $16,000
Personal Accident, Excess of Loss	$2,000	$50,000	100% of $48,000
Pecuniary Risks	$5,000	$35,000	100% of $30,000

If the Company incurs catastrophe losses and loss settlement expenses that exceed the coverage limits of its reinsurance program, many of its property catastrophe programs have built in a fixed number of reinstatement of limits. For example, if the Company incurs a property catastrophe loss, it is required to pay the reinsurers a reinstatement premium equal to the percentage of the limit exhausted by the loss, multiplied by the amount of the original reinsurance premium.

During the third quarter of 2007, the Company entered into a master agreement with Maiden, as amended, by which its Bermuda subsidiary, AII, and Maiden Reinsurance entered into a quota share reinsurance agreement, as amended (the “Maiden Quota Share”). For a description of this agreement, see Note 14. “Related Party Transactions.”

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The effect of reinsurance with unrelated companies on premiums and losses for 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014		2013		2012
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$5,422,484	$4,816,607	$3,869,893	$3,308,136	$2,494,846	$2,067,635
Assumed	665,481	562,193	247,018	254,863	254,480	270,008
Ceded	(2,131,347)	(1,852,236)	(1,551,238)	(1,297,009)	(1,101,289)	(918,791)
	$3,956,618	$3,526,564	$2,565,673	$2,265,990	$1,648,037	$1,418,852

	As of December 31,
	2014		2013		2012
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$623,193	$(2,149,444)	$378,564	$(1,739,689)	$503,174	$(1,185,056)
Unearned premiums	211,177	(1,302,848)	103,878	(1,011,304)	108,679	(754,844)
Loss and LAE expense incurred	424,754	(1,217,593)	91,109	(975,434)	166,191	(638,595)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2014 and 2013, the Company had no commutations related to workers’ compensation that were included in ceded reinsurance treaties.

14. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal stockholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and director of the Company. As of December 31, 2014, our principal stockholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.2%, 7.6%, 9.3% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. ("Maiden Reinsurance"), formerly known as Maiden Insurance Company, Ltd, a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions). AII also retrocedes 40% of losses. Certain business that the Company commenced writing after the effective date, including the Company's European medical liability business discussed below, business assumed from Tower Group International, Ltd. pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 is not ceded to Maiden Insurance (ceded business defined as “Covered Business”).

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Effective January 1, 2013, AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission remains 34.375%. With regards to the Specialty Program portion of Covered Business only, the Company will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “Specialty Program Loss Corridor”). For the purpose of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers' compensation business written in the Company's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

The Maiden Quota Share was renewed through July 1, 2016 and will automatically renew for successive three-year terms unless either AII or Maiden Reinsurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Reinsurance, run-off, or a reduction of 50% or more of the stockholders’ equity of Maiden Reinsurance or the combined stockholders’ equity of AII and the AmTrust Ceding Insurers.

Effective April 1, 2011, the Company, through its subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and was renewed through March 31, 2016. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

The following is the effect on the Company’s results of operations for the years ended December 31, 2014, 2013 and 2012 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2014	2013	2012
Results of operations:
Premium written – ceded	$(1,592,457)	$(1,150,394)	$(846,491)
Change in unearned premium – ceded	211,897	162,846	116,168
Earned premium – ceded	$(1,380,560)	$(987,548)	$(730,323)
Ceding commission on premium written	$493,342	$330,186	$223,111
Ceding commission – deferred	(88,271)	(53,630)	(26,129)
Ceding commission – earned	$405,071	$276,556	$196,982
Incurred loss and loss adjustment expense – ceded	$885,362	$715,832	$526,210

Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of December 31, 2014 and 2013. The Company recorded $1,797, $1,852 and $1,951 of interest expense during the years ended December 31, 2014, 2013 and 2012, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of December 31, 2014 was approximately $1,936,128. Maiden retains ownership of the collateral in the trust account.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $19,896, $17,498 and $8,759 of brokerage commission during the years ended December 31, 2014, 2013 and 2012, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

Effective July 1, 2007, a subsidiary of the Company entered into an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of December 31, 2014, the Company managed approximately $3,653,758 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company recorded approximately $5,213, $4,388 and $3,697 of asset management fees for the years ended December 31, 2014, 2013 and 2012, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has a 13.2% ownership interest in NGHC. NGHC is a publicly-held insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and writes consumer property and casualty insurance business through independent agents for automobiles. Its coverages include standard/preferred auto, RVs, non-standard auto and commercial auto. NGHC's two largest stockholders are The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of the Board of Directors of the Company and the father-in-law of Barry D. Zyskind, the Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman, president and chief executive officer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In February 2014, NGHC issued approximately 13,600,000 shares in a follow on Rule 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from 15.4% to 13.2%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $28,351, $11,566 and $9,295 of income during the years ended December 31, 2014, 2013 and 2012, respectively related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost that is currently 1.25% of gross premiums written of NGHC and its affiliates plus the Company’s costs for development and support services. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $25,632, $24,196 and $14,444 of fee income for the years ended December 31, 2014, 2013 and 2012, respectively, related to this agreement. Additionally, the Company provided certain consulting services to NGHC related to Luxembourg-domiciled reinsurance entities in 2014, for which the Company received $1,057 for the year ended December 31, 2014. The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of NGHC and certain of its subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $1,433,705 of assets as of December 31, 2014 related to this

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

agreement. As a result of this agreement, the Company earned approximately $2,006, $1,725 and $1,503 of asset management fees for the years ended December 31, 2014, 2013 and 2012, respectively. The asset management fees were recorded as a component of service and fee income.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $28,695, $25,921 and $15,947 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $16,409.

800 Superior, LLC

In 2011, the Company formed 800 Superior, LLC with a subsidiary of NGHC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC. The cost of the building was approximately $7,500. The Company has been appointed managing member of the LLC. Additionally, in conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of 800 Superior, LLC. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

In 2012, NGHC entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and NGHC paid 800 Superior, LLC $2,056, $2,329, and $1,391 for the years ended December 31, 2014, 2013 and 2012, respectively. As discussed in Note 21. "New Market Tax Credit," 800 Superior, LLC, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Sale of Personal Express Insurance Company

In April 2014, the Company completed the sale of Personal Express Insurance Company (“PEIC”), a California-domiciled property and casualty insurance carrier that offers retail personal lines insurance products in California, and its captive insurance agency Personal Express Insurance Services, Inc. (“PEIS” and, together with PEIC, the “Personal Express Companies”) to Integon National Insurance Company ("Integon"), a subsidiary of NGHC, for approximately $21,743. As a result of the sale, the Company recorded a gain on sale of approximately $6,631. The Personal Express Companies were wholly-owned subsidiaries of Sequoia Insurance Company, which is one of the Company’s wholly-owned subsidiaries.

Personal Lines Quota Share

The Company was a party to a quota share reinsurance agreement (“Personal Lines Quota Share”) with Integon. On August 1, 2013, the Company and its wholly-owned subsidiary, Technology Insurance Company, Inc. (“TIC”), received a termination notice related to TIC's participation in the Personal Lines Quota Share effective August 1, 2013. The termination was on a run-off basis, meaning the Company is involved with the continuing cash flows associated with this business with respect to policies in force as of July 31, 2013. As such, the Personal Lines Reinsurance segment, which contains the results of operations from the Personal Lines Quota Share, is not presented as a discontinued operation in accordance with ASC 205-20, Discontinued Operations. The overall results of the Personal Lines Reinsurance segment were immaterial for the years ended December 31, 2014 and 2013.

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

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re, Ltd. and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

0.15% of the average value of invested assets under management, excluding investments in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $53,670 of assets as of December 31, 2014. The Company recorded approximately $214, $238, and $638 for these services for the years ended December 31, 2014, 2013 and 2012, respectively.

Agreements as a result of ACP Re / Tower Merger

In January 2014, ACP Re, through a subsidiary, agreed to acquire 100% of the outstanding stock of Tower and merge with Tower on September 15, 2014 (the “Merger”). As a result of the Merger, the Company and ACP Re entered into the agreements and transactions described below, as well as an asset management agreement described above.
Commercial Lines Master Agreement
On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Commercial Lines Master Agreement (the “Master Agreement”), which provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re pursuant to the Merger, including entering into the agreements described below, all of which became effective on September 15, 2014. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three year earn-out (the “Contingent Payments”), payable semi-annually on the last day of January and July, of 3% of gross written premium of the Tower commercial lines business written or assumed by the Company following the Merger. The Contingent Payments to be made by the Company are subject to a maximum of $30,000, in the aggregate, over the three-year period. NGHC will pay contingent consideration to ACP Re on the same terms. As a result of entering into this agreement, the Company initially assigned a value of $26,200 to the renewal rights, $700 to goodwill, and $26,900 to the contingent consideration, which is recorded as a component of accrued expense and other liability. In addition, as a result of the renewal rights transaction, the Company generated approximately $133,424 of gross written premium for the year ended December 31, 2014.
Commercial Lines Reinsurance Agreements
TIC entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC will reinsure 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2%of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement. The Company assumed $17,404 of premium under the CL Reinsurance Agreement during the year ended December 31, 2014.
In connection with the execution of the CL Reinsurance Agreement, the Commercial Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, between TIC and the Tower Companies whereby TIC, through a 100% quota share, reinsured at least 60% of the Tower Companies’ then in-force commercial lines policies and most new and renewal commercial lines business from January 3, 2014 forward, was terminated on a run-off basis, with the reinsurance of all policies reinsured under that agreement remaining in effect. During the year ended December 31, 2014, TIC assumed $475,038 of premium under the cut-through reinsurance agreement. During the year ended December 31, 2014, the Company earned approximately $386,609 of premium and incurred approximately $224,961 of loss and loss adjustment expense, respectively, related to the cut-through reinsurance agreement. During the year ended December 31, 2014, the Company incurred approximately $91,502 of commission expense and approximately $15,926 of unallocated claims expense as part of the agreement. Additionally, the Company recorded approximately $8,915 of prepaid claim expense as of December 31, 2014, which is reported as a component of other assets.
Commercial Lines MGA Agreement
ANA produces and manages all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies will be reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The Company recorded $1,751 of commission under the CL MGA Agreement during the year ended December 31, 2014. The commission income was recorded as a component of service and fee income.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re”, a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administers the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. The Company did not receive any reimbursement as a result of the CL Administrative Agreement during the year ended December 31, 2014.
Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re will reinsure the full amount of any payments that AII and NG Re Ltd. are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC will provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by AII and NG Re Ltd. to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by AII and NG Re Ltd.
Credit Agreement
The Company, AII, and NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) among the Company, as Administrative Agent, ACP Re and Tower, now a wholly-owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AII and NG Re Ltd., as Lenders, pursuant to which the Lenders made a $250,000 loan ($125,000 made by each Lender) to the Borrowers. ACP Re used the proceeds of such loan to (i) finance the Merger, (ii) repay certain indebtedness of Tower and its related companies in connection with the Merger, and (iii) pay certain transaction costs and expenses incurred by the Borrowers in connection with the Merger.
The loan issued pursuant to the ACP Re Credit Agreement has a maturity date of September 15, 2021. Outstanding borrowings under the ACP Re Credit Agreement will bear interest at a fixed annual rate of 7%, payable semi-annually on the last day of January and July. Fees payable to the Company for its service as Administrative Agent include an annual fee equal to $30, plus reimbursement of costs, expenses and certain other charges. The obligations of the Borrowers are secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries, and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).
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
As of December 31, 2014, the Company recorded $127,601 of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $2,601 for the year ended December 31, 2014 under the ACP Re Credit Agreement.
Other Related Party Transactions

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $1,880, $730 and $733 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company leases 15,765 square feet of office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The Company paid approximately $444 and $480 for this lease for the years ended December 31, 2014 and 2013, respectively.

Use of Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations, including travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes, among others. Neither the Company nor AUI charges Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircrafts (for example, aircraft purchase costs, insurance and flight crew salaries). During the years ended December 31, 2014, 2013 and 2012, Maiden paid AUI $26, $38, and $59, respectively, and NGHC paid AUI $133, $140, and $165, respectively, for the use of AUI’s aircraft under these agreements. During the year ended December 31, 2014, Maiden paid the Company $26 for the use of the Company's aircraft.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

In addition, for personal travel, Mr. Zyskind, the Company’s President and Chief Executive Officer and Mr. Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with the Company and, since entering into such agreements, has fully reimbursed the Company for the incremental cost billed by the Company for their personal use of the company-owned aircraft. Mr. Zyskind reimbursed the Company $235, $74, and $192 respectively, for his personal use of the aircraft during the years ended December 31, 2014, 2013 and 2012. Mr. Karfunkel reimbursed the Company $55 during the year ended December 31, 2013 for his personal use of the aircraft. Mr. Karfunkel did not use the aircraft for personal use in 2014 or 2012.

15. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the years ended December 31, 2014, 2013 and 2012:

(Amounts in Thousands)	2014	2013	2012
Policy acquisition expenses	$460,010	$244,461	$178,633
Salaries and benefits	367,549	247,173	155,441
Other insurance general and administrative expense	29,364	41,528	21,931
	$856,923	$533,162	$356,005

16. Share Based Compensation

The Company's 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance share units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2014, approximately 4,600,000 shares of Company common stock remained available for grants under the Plan.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following schedule shows all options granted, exercised, and expired under the Plan for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,997,460	$10.49	3,675,776	$9.41	4,546,678	$9.06
Granted	37,500	37.87	78,001	29.78	45,981	23.63
Exercised	(1,092,120)	9.50	(747,272)	7.21	(821,745)	7.98
Forfeited	(8,470)	7.03	(9,045)	8.90	(95,138)	11.87
Outstanding at end of year	1,934,370	$11.60	2,997,460	$10.49	3,675,776	$9.41

The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Volatility	41.89%	33.09%	32.68%
Risk-free interest rate	2.73%	0.88%	0.73%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.90%	1.68%	1.37%
Forfeiture rate	0.50%	0.50%	0.50%

The weighted average grant date fair value of options granted was $14.69, $8.10 and $8.44 during 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, all option grants outstanding had an approximate weighted average remaining life of 3.4 and 4.4 years, respectively. As of December 31, 2014 and 2013, there were approximately 1,800,000 options and 2,800,000 options, respectively, with a weighted average exercise price of $10.49 and $9.69, respectively, which were exercisable.

A summary of the Company’s restricted stock and RSU activity for the years ended December 31, 2014, 2013 and 2012 is shown below:

	2014		2013		2012
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	917,015	$24.43	888,197	$20.86	352,453	$15.14
Granted	902,358	39.21	291,430	31.17	638,177	23.04
Vested	(497,534)	27.38	(262,031)	19.81	(101,681)	14.70
Forfeited	(16,328)	33.19	(581)	29.31	(752)	20.86
Non-vested at end of year	1,305,511	$33.41	917,015	$24.43	888,197	$20.86

The Company has 274,835 PSUs outstanding as of December 31, 2014. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of a pre-determined period. The fair value of PSUs granted in 2014 and 2013 was $7,640 and $4,687, respectively.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $19,114, $11,186 and $7,172 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had approximately $36,882, $23,857 and $20,665 of unrecognized compensation cost related to all share based compensation as of December 31, 2014, 2013 and 2012, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The intrinsic value of stock options exercised during 2014, 2013 and 2012 was $35,597, $19,352 and $12,061, respectively. The intrinsic value of stock options that were outstanding as December 31, 2014, 2013 and 2012 was $86,374, $66,559 and $70,860, respectively.

Cash received from options exercised was $10,589, $5,387 and $8,873 during 2014, 2013 and 2012 respectively. The excess tax benefit from award exercises was approximately $10,281 and $5,109 for the years ended December 31, 2014 and 2013.

17. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2014, 2013 and 2012:

(Amounts in Thousands) Income Tax Provision (Benefit)	2014	2013	2012
Current expense (benefit)
Federal	$219,413	$49,565	$6,402
Foreign	26,142	29,935	21,052
Total current tax expense	245,555	79,500	27,454
Deferred expense (benefit)
Federal	$(8,376)	$13,741	$9,919
Foreign	(183,493)	4,778	(16,081)
Total deferred tax expense	(191,869)	18,519	(6,162)
Total income tax expense	$53,686	$98,019	$21,292

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the years ended December 31, 2014, 2013 and 2012:

(Amounts in Thousands)	2014	2013	2012
Income before equity in earnings (loss) of unconsolidated subsidiaries	$471,933	$367,046	$196,857
Tax at federal statutory rate of 35%	$165,177	$128,466	$68,900
Tax effects resulting from:
Net income of non-includible foreign subsidiaries	(99,904)	(45,075)	(43,806)
Other, net	(11,587)	14,628	(3,802)
	$53,686	$98,019	$21,292
Effective tax rate	11.4%	26.7%	10.8%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2014 and 2013 are shown below:

(Amounts in Thousands)	2014	2013
Deferred tax assets:
Unearned premiums	$117,922	$83,410
Ceding commission	107,739	82,554
Loss and LAE reserves	49,583	43,452
Other	62,346	60,673
Deferred compensation	7,774	7,183
Bad debt	13,027	8,790
Net operating loss carryforward	101,230	2,133
Unrealized loss on investments	—	4,396
	$459,621	$292,591
Deferred tax liabilities:
Deferred acquisition costs	$(295,121)	$(239,293)
Equalization reserves	(94,215)	(186,576)
Intangible assets	(51,619)	(64,090)
Unrealized gain on investments	(30,219)	—
Other	(16,790)	(19,578)
Depreciation	(31,350)	(31,396)
Equity results which cannot be liquidated tax free	(41,497)	(21,200)
Accrual market discount	(3,123)	(3,020)
Cash surrender value on insurance	(2,050)	(1,957)
	(565,984)	(567,110)
Deferred tax liability, net	$(106,363)	$(274,519)

The Company’s management believes that it will realize the benefits of its deferred tax assets, which are included as a component of the Company's net deferred tax liability, and accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company's foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At December 31, 2014 and 2013, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $257,587 and $112,263, respectively.

The Company has U.S. Net Operating Losses (“NOLs”) of $26,079 that expire beginning in 2019 through 2033. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $1,723 per year. The Company also has foreign NOLs of $307,288 that currently have no expiration.

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

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of December 31, 2014 and 2013. No interest or penalties have been recorded by the Company for the years ended December 31, 2014, 2013 and 2012. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

18. Employee Benefit Plans

Defined Benefit Plan

In association with the acquisition of CCPH in 2013, the Company assumed a frozen defined benefit pension plan on February 28, 2013. The plan is funded and covers approximately 300 participants in the United Kingdom.

Changes in benefit obligations and plan assets as of December 31, 2014 and 2013 is as follows:

(Amounts in Thousands)	2014	2013
Change in Benefit Obligation
Benefit obligation at January 1, 2014 and February 28, 2013	$46,873	$39,877
Interest cost	2,074	1,608
Actuarial loss	4,621	2,074
Benefits paid net of retiree contributions	(820)	(553)
Exchange rate changes	(3,202)	3,867
Benefit Obligation at End of Year	49,546	$46,873
Change in Plan Assets
Fair Value of Plan Assets at January 1, 2014 and February 28, 2013	43,592	$34,832
Actual return on assets	5,974	1,820
Employer contributions	1,004	3,958
Benefits and expenses paid net of retiree contributions	(820)	(553)
Exchange rate changes	(3,016)	3,535
Fair Value of Plan Assets at End of Year	$46,734	$43,592
Funded Status at December 31, 2014 and 2013	$(2,812)	$(3,281)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Net periodic benefit cost for the year ended December 31, 2014 and 2013 is as follows:

(Amounts in Thousands)	2014	2013
Net Periodic Benefit Costs
Interest costs on benefit obligation	$2,074	$1,608
Assumed return on plan assets	(2,600)	(1,900)
Total	$(526)	$(292)

The Company made $1,004 and $3,958 in contributions to its plans during 2014 and 2013, respectively. The Company anticipates that it will be required to make a contribution to its pension plans of approximately $950 in 2015 and have pension income of approximately $614 in 2015.

Estimated future benefit payments to retirees from the Company's Non-U.S. pension trust are as follows:

(Amounts in Thousands)
2015	$749
2016	858
2017	910
2018	815
2019	1,055
2020 - 2024	7,531

Information regarding the pension plan with projected benefit obligations and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2014 and 2013 is as follows:

(Amounts in Thousands)	2014	2013
Non-U.S. Pension Plan
Projected benefit obligation and accumulated benefit obligation	$49,546	$46,873
Fair value of plan assets	46,734	43,592
Excess of projected benefit obligation and accumulated benefit obligation over plan assets	$2,812	$3,281

Weighted average assumptions used to measure the benefit obligation for the Company's defined benefit plan as of December 31, 2014 and 2013 is as follows:

	2014	2013
Weighted Average Assumptions
Discount rate used for liability determination	3.75%	4.50%
Measurement date	September 30	September 30

Weighted average assumptions used to measure the net periodic benefit cost for the Company's defined benefit plan for the year ended December 31, 2014 and 2013 is as follows:

	2014	2013
Weighted Average Assumptions
Discount rate used for expense determination	4.50%	4.75%
Long term rate of return on assets	6.00%	6.00%
Assumed rate of increase for pension payments	3.25%	3.25%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Actual and target allocation of the plan assets for 2014 and 2013 by asset category are as follows:

	2014		2013
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Asset Category
Equity securities	47.5%	48.0%	47.5%	51.0%
Fixed income securities	40.0%	42.0%	40.0%	39.0%
Real estate partnerships	12.5%	10.0%	12.5%	10.0%
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth, by level within the fair value hierarchy, the Company's defined benefit plan assets as of December 31, 2014 and 2013:

(Amounts in Thousands) As of December 31, 2014	Total	Level 1	Level 2	Level 3
Money market funds	$185	$185	$—	$—
Registered investment companies:
Equity mutual funds	22,376	22,376	—	—
Fixed income mutual funds	19,423	19,423	—	—
Total registered investment companies	41,799	41,799	—	—
Real estate partnerships	4,750		4,750	—
	$46,734	$41,984	$4,750	$—

(Amounts in Thousands) As of December 31, 2013	Total	Level 1	Level 2	Level 3
Money market funds	$196	$196	$—	$—
Registered investment companies:
Equity mutual funds	22,159	22,159	—	—
Fixed income mutual funds	16,871	16,871	—	—
Total registered investment companies	39,030	39,030	—	—
Real estate partnerships	4,366	—	4,366	—
	$43,592	$39,226	$4,366	$—

Defined Contribution Plans

The Company sponsors multiple defined contribution pension plans, which are available to a majority of its employees. Contributions to these plans were based on a percentage of employee contributions or earnings. The cost of the Company's domestic plan was approximately $4,241, $2,561 and $1,919 for the years ended December 31, 2014, 2013 and 2012, respectively. The cost of the Company's European plans was approximately $6,167, $2,575, and $1,054 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following, is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

(Amounts in Thousands, except for earnings per share)	2014	2013	2012
Basics earnings per share:
Net income attributable to AmTrust common stockholders	$434,276	$278,237	$177,987
Less: Net income allocated to participating securities and redeemable non-controlling interest	1,217	431	706
Net income allocated to AmTrust common stockholders	$433,059	$277,806	$177,281

Weighted average common shares outstanding – basic	75,144	74,278	73,534
Less: Weighted average participating shares outstanding	211	115	265
Weighted average common shares outstanding – basic	74,933	74,163	73,269
Net income per AmTrust common shares – basic	$5.78	$3.75	$2.42
Diluted earnings per share:
Net income attributable to AmTrust common stockholders	$434,276	$278,237	$177,987
Less: Net income allocated to participating securities and redeemable non-controlling interest	1,217	431	706
Net income allocated to AmTrust common stockholders	$433,059	$277,806	$177,281

Weighted average common shares outstanding – basic	74,933	74,163	73,269
Plus: Dilutive effect of stock options, convertible debt, other	4,584	3,821	2,351
Weighted average common shares outstanding – dilutive	79,517	77,984	75,620
Net income per AmTrust common shares – diluted	$5.45	$3.56	$2.34

As of December 31, 2014, there were less than 8,000 anti-dilutive securities excluded from diluted earnings per share.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

20. Stockholders' Equity

Preferred Stock Issuances

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

On September 16, 2014, the Company completed a public offering of 3,200,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.625% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the "Series C Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.625% per annum, quarterly in arrears, on March 15, June 15, September 15, and

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

December 15 of each year, beginning on December 15, 2014, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to September 16, 2019. After that date, the Company may redeem at its option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. Net proceeds from this offering were $77,480. In addition, the Company incurred $2,745 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(17,091)	$9,372	$(2,280)	$—	$(9,999)
Other comprehensive income (loss) before reclassifications	10,354	98,334	(1,128)	—	107,560
Amounts reclassed from accumulated other comprehensive income (loss)	—	6,640	—	—	6,640
Income tax benefit (expense)	(3,624)	(36,741)	395	—	(39,970)
Net current-period other comprehensive income (loss)	6,730	68,233	(733)	—	74,230
Balance, December 31, 2012	(10,361)	77,605	(3,013)	—	64,231
Other comprehensive income (loss) before reclassification	19,912	(138,902)	1,581	(2,257)	(119,666)
Amounts reclassed from accumulated other comprehensive income (loss)	—	8,707	—	—	8,707
Income tax benefit (expense)	(6,969)	45,567	(553)	519	38,564
Net current-period other comprehensive income (loss)	12,943	(84,628)	1,028	(1,738)	(72,395)
Balance, December 31, 2013	2,582	(7,023)	(1,985)	(1,738)	(8,164)
Other comprehensive income (loss) before reclassification	(26,706)	133,775	1,022	(1,623)	106,468
Amounts reclassed from accumulated other comprehensive income	—	(7,566)	—	—	(7,566)
Income tax benefit (expense)	9,348	(44,173)	(358)	568	(34,615)
Net current-period other comprehensive income (loss)	(17,358)	82,036	664	(1,055)	64,287
Balance, December 31, 2014	$(14,776)	$75,013	$(1,321)	$(2,793)	$56,123

During the years ended December 31, 2014, 2013 and 2012, amounts reclassed from accumulated other comprehensive income (loss) into net income were included in net realized gain on investment.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

21. New Market Tax Credit

In 2012, the Company's subsidiary, 800 Superior, LLC (an entity owned equally by the Company and NGHC), received $19,400 in net proceeds from a financing transaction the Company and NGHC entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for an office building in Cleveland, Ohio owned by 800 Superior, LLC. The Company, NGHC and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

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

22. Commitments and Contingencies

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Lease Commitments

The Company is obligated under approximately 95 leases for office space expiring at various dates through 2023. Future minimum lease payments as of December 31, 2014 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2015	$19,573
2016	17,478
2017	14,642
2018	11,787
2019	10,785
2020 and Thereafter	28,443
$102,708

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $16,314, $15,658 and $11,518, respectively.

Employment Agreements

The Company has employment agreements with approximately 44 of its key executives and employees. The agreements terminate on varying dates through 2020, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2020:

(Amounts in Thousands)
2015	$13,616
2016	7,293
2017	3,818
2018	919
2019	602
2020 and Thereafter	422
$26,670

23. Statutory Financial Data, Risk Based Capital and Dividend Restrictions

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

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners ("NAIC"). Under such requirements, the amount of Statutory Capital and Surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2014 and 2013, the Statutory Capital and Surplus of the Company’s fifteen insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Statutory capital and surplus and required statutory capital and surplus for the Company's insurance subsidiaries as reported to regulatory authorities as of December 31, 2014 and 2013 were approximately as follows:

	2014		2013
(Amounts in Thousands)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)
TIC (domestic)	$479,437	$178,941	$236,528	$108,377
RIC (domestic)	82,350	31,082	58,845	22,587
WIC (domestic)	215,530	125,810	166,813	79,857
AIIC (domestic)	74,014	17,416	74,076	17,373
SNIC (domestic)	123,573	50,607	79,780	32,603
MCIC (domestic)	17,713	5,287	14,912	3,620
ALIC (domestic)	2,162	217	2,155	245
AICK (domestic)	19,304	6,752	15,275	5,307
SIC (domestic)	79,475	15,231	74,502	17,354
SID (domestic)	9,799	665	9,820	705
FNIC (domestic)	36,104	7,736	35,428	7,787
DSIC (domestic) (2)	82,243	11,361
ICC (domestic) (2)	20,699	528
FATIC (domestic) (2)	10,538	500
COIC (domestic) (2)	29,011	8,424
AEL (United Kingdom)	290,916	62,925	246,292	61,738
AIU (Ireland)	195,208	37,865	169,465	43,124
AII (Bermuda)	679,967	244,509	445,077	221,330
AILSA (Luxembourg)	6,874	6,526	7,204	6,165
MIC (United Kingdom)	130,169	20,122	95,649	22,957

(1) For the Company's U.S. insurance companies and AIU, except FATIC, the amount is equal to the Regulatory Action Level ("RAL") as defined by NAIC or the minimum amount required to avoid regulatory oversight. For AEL, MIC, AII and AILSA, the amount is equal to the minimum capital required by their respective country's regulatory authority. For FATIC, the amount is equal to the minimum capital required by the regulatory authority in its state of domicile.

(2) As these entities were acquired in 2014, the 2013 information is not presented.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Statutory net income for the insurance subsidiaries for the years ended December 31, 2014, 2013 and 2012 as reported to regulatory authorities were approximately as follows:

(Amounts in Thousands)	2014	2013	2012
TIC (domestic)	$21,418	$16,614	$45,621
RIC (domestic)	9,440	8,158	1,129
WIC (domestic)	14,150	21,447	9,263
AIIC (domestic)	8,297	12,810	5,570
SNIC (domestic)	30,666	14,350	10,624
MCIC (domestic)	3,226	1,671	1,519
ALIC (domestic)	2	18	15
AICK (domestic)	4,081	3,413	1,198
SIC (domestic) (1)	9,535	4,464
SID (domestic) (1)	35	634
FNIC (domestic) (1)	(1,186)	(4,596)
DSIC (domestic) (1)	4,124
ICC (domestic) (1)	1,565
FATIC (domestic) (1)	(664)
COIC (domestic) (1)	(946)
AEL (United Kingdom)	56,766	50,452	54,967
AIU (Ireland)	50,697	34,223	20,767
AII (Bermuda)	78,142	5,282	107,980
AILSA (Luxembourg) (1)	207	(27)
MIC (United Kingdom) (1)	28,856	7,515

(1) Information is presented only for years the subsidiaries were owned by the Company. The amounts reported in year of acquisition are for the entire year and do not represent the statutory net income for the period of ownership.

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions applicable to insurance companies, and imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay to approximately $844,037 and $473,253 as of December 31, 2014 and 2013, respectively. During 2014, 2013 and 2012, the Company received a dividend of approximately $7,400, $6,900 and $7,200, respectively, from one of its subsidiaries. In addition to the restrictions on the insurance subsidiaries, there are also restrictions in the Parent company's debt instruments, which require dividends to be limited to an amount that, after giving immediate effect to such dividend payments on a pro forma basis, would allow the Company to remain in compliance with its debt covenants. There were no other material restrictions on net assets in place as of December 31, 2014. Accordingly, the total amount of unrestricted net assets for consolidated subsidiaries as of December 31, 2014 and 2013 was $844,037 and $473,253, respectively.

24. Geographic Information

Four of the Company’s insurance subsidiaries (AII, AIU, MIC and AEL) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For 2014, 21% of the Company’s gross written premiums related to foreign risks, of which 43% were written from the United Kingdom. For 2013 and 2012, 27% and 29%, respectively, of the Company's gross written premiums related to foreign risks, of which 42% and 38%, respectively, were written from Italy and the United Kingdom, respectively. As of December 31, 2014 and 2013, approximately 45% and 51%, respectively, of the Company's consolidated assets were located outside the United States. For the years ended 2014, 2013 and 2012, approximately 66%, 83% and 72%, respectively, of the consolidated revenues earned by the Company were located in or derived from foreign countries.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The domestic and foreign components of Income before income tax and equity in earnings (loss) of unconsolidated subsidiaries for the years ended December 31, 2014, 2013 and 2012 are as follows:

(Amounts in Thousands)	2014	2013	2012
Domestic	$267,486	$243,566	$79,638
Foreign	204,447	123,480	117,219
	$471,933	$367,046	$196,857

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2014:
Revenue	$1,394,497	$1,417,781	$1,272,053
Property and equipment	143,027	—	11,148
December 31, 2013:
Revenue	$468,980	$1,600,809	$628,106
Property and equipment	95,689	—	8,610
December 31, 2012:
Revenue	$467,617	$984,582	$215,975
Property and equipment	72,899	—	3,034

25. Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Program. The Company also has a segment, Personal Lines Reinsurance, which is in run-off. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s stockholders with an understanding of the Company’s business and operating performance.

During the years ended December 31, 2014, 2013 and 2012, the Company’s Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from one broker. During the years ended 2014 and 2013, the Company’s Specialty Program segment derived over ten percent of its total revenue from one broker and in 2012 the segment derived over ten percent of its total revenue from two brokers.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables summarize business segments as follows for 2014, 2013 and 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Year Ended December 31, 2014:
Gross written premium	$2,999,714	$1,983,052	$1,105,199	$—	$—	$6,087,965

Net written premium	$1,882,383	$1,333,747	$740,488	$—	$—	$3,956,618
Change in unearned premium	(275,578)	(101,509)	(61,876)	8,909	—	(430,054)
Net earned premium	1,606,805	1,232,238	678,612	8,909	—	3,526,564
Loss and loss adjustment expense	(1,055,521)	(817,780)	(456,422)	(12,896)	—	(2,342,619)
Acquisition costs and other underwriting expenses	(416,965)	(253,794)	(183,541)	(2,623)	—	(856,923)
	(1,472,486)	(1,071,574)	(639,963)	(15,519)	—	(3,199,542)
Underwriting income	134,319	160,664	38,649	(6,610)	—	327,022
Service and fee income	95,430	253,220	428	—	60,665	409,743
Investment income and realized gain	62,810	56,852	27,994	368	—	148,024
Other expenses	(215,002)	(142,134)	(79,214)	—	—	(436,350)
Interest expense including loss on extinguishment of debt	(27,439)	(18,139)	(10,110)	—	—	(55,688)
Foreign currency gain	—	60,245	—	—	—	60,245
Gain on investment in life settlement contracts net of profit commission	6,064	4,008	2,234	—	—	12,306
Gain on sale of subsidiary	6,631	—	—	—	—	6,631
Provision for income taxes	(6,741)	(40,211)	2,148	670	(9,552)	(53,686)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	28,351	28,351
Net income	$56,072	$334,505	$(17,871)	$(5,572)	$79,464	$446,598

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Year Ended December 31, 2013:
Gross written premium	$1,659,980	$1,511,649	$879,455	$65,827	$—	$4,116,911

Net written premium	$935,313	$944,081	$620,452	$65,827	$—	$2,565,673
Change in unearned premium	(101,501)	(132,244)	(100,081)	34,143	—	(299,683)
Net earned premium	833,812	811,837	520,371	99,970	—	2,265,990
Loss and loss adjustment expense	(548,598)	(545,516)	(355,067)	(68,180)	—	(1,517,361)
Acquisition costs and other underwriting expenses	(212,824)	(151,188)	(138,650)	(30,500)	—	(533,162)
	(761,422)	(696,704)	(493,717)	(98,680)	—	(2,050,523)
Underwriting income	72,390	115,133	26,654	1,290	—	215,467
Service and fee income	87,519	191,941	114	—	51,985	331,559
Investment income and realized gain	34,665	46,304	18,464	913	—	100,346
Other expenses	(117,583)	(107,076)	(62,295)	(4,663)	—	(291,617)
Interest expense	(13,987)	(12,738)	(7,411)	(555)	—	(34,691)
Foreign currency loss	—	(6,533)	—	—	—	(6,533)
Gain on investment in life settlement contracts net of profit commission	1,532	1,395	812	61	—	3,800
Acquisition gain on purchase	23,183	25,532	—	—	—	48,715
Provision for income taxes	(24,389)	(64,281)	5,989	748	(16,086)	(98,019)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	—	11,566	11,566
Net income	$63,330	$189,677	$(17,673)	$(2,206)	$47,465	$280,593

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Corporate and Other	Total
Year Ended December 31, 2012:
Total gross written premium	$933,740	$1,118,710	$578,735	$118,141	$—	$2,749,326

Net written premium	$474,381	$624,555	$430,960	$118,141	$—	$1,648,037
Change in unearned premium	(57,816)	(82,982)	(82,392)	(5,995)	—	(229,185)
Net earned premium	416,565	541,573	348,568	112,146		1,418,852
Loss and loss adjustment expense	(270,843)	(341,196)	(238,302)	(72,334)	—	(922,675)
Acquisition costs and other underwriting expenses	(110,895)	(112,491)	(98,415)	(34,204)	—	(356,005)
	(381,738)	(453,687)	(336,717)	(106,538)		(1,278,680)
Underwriting income	34,827	87,886	11,851	5,608	—	140,172
Service and fee income	53,886	86,672	1,342	—	30,274	172,174
Investment income and realized gain	27,217	30,952	16,362	2,617	—	77,148
Other expenses	(54,788)	(82,031)	(33,958)	(6,932)	—	(177,709)
Interest expense	(9,682)	(11,600)	(6,001)	(1,225)	—	(28,508)
Foreign currency loss	—	(242)	—	—	—	(242)
Gain on investment in life settlement contracts net of profit commission	4,694	5,624	2,910	594	—	13,822
Acquisition gain on purchase	—	—	—	—	—	—
Provision for income taxes	(5,800)	(12,109)	774	(68)	(4,089)	(21,292)
Equity in earnings of unconsolidated subsidiaries – related party	$—	$—	$—	$—	$9,295	$9,295
Net income	$50,354	$105,152	$(6,720)	$594	$35,480	$184,860

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables summarize net earned premium by major line of business, by segment, for 2014, 2013 and 2012:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance - Run off	Total
Year Ended December 31, 2014:
Workers' compensation	$1,061,130	$—	$260,756	$—	$1,321,886
Warranty	—	433,710	234	—	433,944
Other liability	98,846	198,505	127,364	—	424,715
Commercial auto and liability, physical damage	162,377	25,255	116,528	1,563	305,723
Medical malpractice	—	176,608	—	—	176,608
Other	284,452	398,160	173,730	7,346	863,688
Total net earned premium	$1,606,805	$1,232,238	$678,612	$8,909	$3,526,564

Year Ended December 31, 2013:
Workers' compensation	$665,087	$—	$166,071	$—	$831,158
Warranty	—	397,978	1,952	—	399,930
Other liability	37,308	108,018	125,827	7	271,160
Commercial auto and liability, physical damage	51,623	13,631	108,962	8,612	182,828
Medical malpractice	—	191,217	—	—	191,217
Other	79,794	100,993	117,559	91,351	389,697
Total net earned premium	$833,812	$811,837	$520,371	$99,970	$2,265,990

Year Ended December 31, 2012:
Workers' compensation	$340,221	$—	$96,326	$—	$436,547
Warranty	—	226,559	10,303	—	236,862
Other liability	25,996	93,914	71,526	7	191,443
Commercial auto and liability, physical damage	26,893	8,516	89,599	7,108	132,116
Medical malpractice	—	170,078	—	—	170,078
Other	23,455	42,506	80,814	105,031	251,806
Total net earned premium	$416,565	$541,573	$348,568	$112,146	$1,418,852

The following tables summarize total asses and long lived assets, by segment, as of December 31, 2014 and 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Personal Lines Reinsurance	Corporate and other	Total
As of December 31, 2014:
Fixed assets	$75,966	$50,220	$27,989	$—	$—	$154,175
Goodwill and intangible assets	285,583	348,216	33,882	—	—	667,681
Total assets	6,142,645	5,441,378	2,248,901	14,444	—	13,847,368
As of December 31, 2013:
Fixed assets	$42,054	$38,297	$22,280	$1,668	$—	$104,299
Goodwill and intangible assets	233,566	399,954	31,873	—	—	665,393
Total assets	4,261,764	5,036,121	1,894,538	86,703	—	11,279,126

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

During the three months ended June 30, 2014, the Company retrospectively adjusted its gains related to its acquisitions of Sequoia and FNIC from $13,309 to $5,231 and from $18,511 to $17,951, respectively, for the three months ended June 30, 2013.

The following is a summary of the unaudited quarterly results of operations:

	2014
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$829,051	$874,937	$914,413	$908,163
Investment income	28,527	32,594	34,552	35,928
Total revenue	953,975	1,010,979	1,071,634	1,047,743
Loss and loss adjustment expense	558,570	587,233	609,352	587,464
Acquisition costs and other underwriting expense	186,609	208,060	225,512	236,742
Other expense	87,591	87,588	103,493	157,678
Provision for income taxes	27,444	17,966	(7,664)	15,940
Net income	101,728	104,189	157,156	83,525
Income attributable to Common Stockholders	99,851	106,274	156,590	71,561
Basic EPS	$1.34	$1.41	$2.09	$0.94
Diluted EPS	$1.27	$1.33	$1.97	$0.88

	2013
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$407,994	$536,539	$613,895	$707,562
Investment income	18,095	22,634	23,290	20,800
Total revenue	503,886	649,342	728,278	816,389
Loss and loss adjustment expense	272,256	364,110	410,579	470,416
Acquisition costs and other underwriting expense	100,285	129,946	137,186	165,745
Other expense	52,152	80,985	90,195	68,285
Provision for income taxes	16,109	27,402	23,880	30,628
Net income	83,001	71,397	59,689	66,506
Income attributable to Common Stockholders	83,878	71,397	58,238	64,724
Basic EPS	$1.13	$0.96	$0.78	$0.87
Diluted EPS	$1.08	$0.93	$0.74	$0.82
Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

27. Subsequent Events

Conversion of 2021 Notes

During the fourth quarter of 2014, certain holders of 2021 Notes submitted for conversion approximately $50,105 of notes under the Sale Price Condition discussed in Note 12. "Debt". Based on the terms of the 2021 Notes, $31,011 of these notes were settled prior to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which resulted in the Company paying $31,011 of cash and issuing 616,202 shares of the Company's common stock. The remainder of the 2021 Notes submitted for conversion during the fourth quarter of 2014 will settle during the three months ended March 31, 2015. In addition, approximately $3,500 of 2021 Notes were submitted for conversion subsequent to December 31, 2014. These notes will be settled during the three months ended March 31, 2015.

Issuance of Common Stock

During January and February 2015, the Company completed the sale of an aggregate of 3,450,000 shares of Common Stock in an underwritten public offering. Proceeds received from this offering were $172,500. Fees and expenses related to the offering were approximately $250.

Acquisition of TMI Solutions, LLC

On January 6, 2015, the Company acquired all of the issued and outstanding stock of TMI Solutions, LLC ("TMIS") for approximately $29,000 in cash as well as an earn-out provision that is contingent on TMIS meeting certain performance conditions. TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS's warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services. TMIS's established customers include Fortune 500 companies. TMIS’s results of operation will be included as a component of the Specialty Risk and Extended Warranty segment.

Acquisition of Oryx Insurance Brokerage, Inc.

On January 6, 2015, the Company acquired all of the issued and outstanding stock of Oryx Insurance Brokerage, Inc. ("Oryx") from Oryx's principals for approximately $29,700 in cash as well as an earn-out provision that is contingent on Oryx meeting certain performance conditions. Oryx, established in 1996, is a privately held managing general agent and wholesaler providing insurance products to the construction industry in upstate New York. For 2014, Oryx placed $80,000 in premiums through over 135 agencies with the majority of business underwritten by the Company. Oryx’s results of operation will be included as a component of the Specialty Program segment.

Schedule I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2014 Type of Investment	Cost(1)	Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$1,009,704	$1,033,190	$1,033,190
States, municipalities and political subdivisions	469,646	482,041	482,041
Foreign governments	106,054	112,731	112,731
Public utilities	137,169	138,692	138,692
All other corporate bonds	2,414,573	2,486,620	2,486,620
Redeemable preferred stock	—	—	—
Total fixed maturities	4,137,146	4,253,274	4,253,274
Equity securities:
Common stocks:
Public utilities, Banks, trust and insurance companies	13,323	13,712	13,712
Industrial, miscellaneous and all other Nonredeemable preferred stocks	96,159	94,081	94,081
Total equity securities	109,482	107,793	107,793
Short-term investments, at cost (approximates market value)	63,916	63,916	63,916
Other invested assets (approximates market value)	31,186	31,186	31,186
Total investments	$4,341,730	$4,456,169	$4,456,169

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2014	2013
	(In Thousands)
Assets:
Cash	$7,690	$1,495
Invested assets	1,353	67
Carrying value of subsidiaries, at equity	2,826,090	1,949,997
Other assets	549,780	358,881
Total Assets	3,384,913	2,310,440
Liabilities:
Due to affiliates – net	322,243	207,540
6.125% Notes due 2023	250,000	250,000
5.5% due 2021 Convertible senior notes	56,745	164,218
2.75% due 2044 Convertible senior notes	157,679	—
Junior subordinated debt	123,714	123,714
Revolving credit facility borrowing	120,000	—
Secured loan	28,572	—
Other liabilities	288,940	123,963
Total Liabilities	1,347,893	869,435
Stockholders’ Equity
Common stock	980	980
Preferred stock	300,000	115,000
Paid-in and contributed capital	1,022,769	1,033,084
Treasury shares	(297,586)	(284,891)
Accumulated other comprehensive income	56,123	(8,164)
Retained earnings	954,734	584,996
Total Stockholders’ Equity	2,037,020	1,441,005
Total Liabilities and Stockholders’ Equity	$3,384,913	$2,310,440

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Income:
Investment income	$183	$207	$227
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	539,915	319,738	218,123
Acquisition gain on purchase	—	23,183	—
Miscellaneous income	641	6	12
Total Income	540,739	343,134	218,362
Expenses:
Interest expense	32,016	22,178	16,159
Loss on extinguishment of debt	9,831	—	—
Federal tax (benefit) expense	(4,800)	10,087	(1,099)
Other expenses from operations	57,094	30,276	18,442
Total Expenses	94,141	62,541	33,502
Net Income	$446,598	$280,593	$184,860

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2014	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income	$446,598	$280,593	$184,860
Depreciation and amortization	6,678	3,593	830
Stock option compensation	19,114	11,186	7,172
Discount on note	3,095	3,000	(2,150)
Dividend from equity investment	—	12,203	—
Loss on extinguishment of debt	9,831	—	—
Adjustments to reconcile net income to net cash changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(414,021)	(449,176)	(227,632)
Equity (earnings) losses and gain on investments in unconsolidated subsidiaries	(28,351)	(11,566)	(9,295)
Other assets	(128,866)	(135,799)	(80,993)
Changes in liabilities increase (decrease):
Due to (due from) affiliates	114,703	(14,636)	179,522
Other liabilities	146,715	64,774	3,397
Net cash provided by (used in) operating activities	175,496	(235,828)	55,711
Cash flows from investing activities:
Capital expenditures	(31,097)	(2,455)	(107)
Investment purchased	(1,286)	—	—
Investment in subsidiary	(285,783)	(22,605)	(1,455)
Acquisition of subsidiary companies, net of cash acquired	(123,887)	(78,193)	(42,694)
Net cash used in investing activities	(442,053)	(103,253)	(44,256)
Cash flows from financing activities:
Issuance of debt	318,900	250,000	25,000
Payment of debt	(101,928)	—	(7,500)
Financing fees	(4,143)	(2,740)	(750)
Common share (repurchase) issuance, net	(50,379)	8,534	8,873
Net proceeds from issuance of preferred stock	178,641	111,130	—
Dividends paid on common stock	(55,601)	(29,236)	(30,201)
Dividends paid on preferred stock	(12,738)	(3,989)	—
Net cash (used in) provided by financing activities	272,752	333,699	(4,578)
Net increase (decrease) in cash and cash equivalents	6,195	(5,382)	6,877
Cash and cash equivalents, beginning of the year	1,495	6,877	—
Cash and cash equivalents, end of period	$7,690	$1,495	$6,877

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION
At December 31, 2014, 2013 and 2012 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2014
Small Commercial Business	$179,771	$2,854,379	$1,193,628	$1,606,805	$55,842	1,055,521	$276,876	$140,089	$1,882,383
Specialty Risk and Extended Warranty	389,763	1,669,293	1,832,560	1,232,238	50,544	817,780	152,141	101,653	1,333,747
Specialty Program	58,502	1,126,436	421,015	678,612	24,888	456,422	107,074	76,467	740,488
Personal Lines Reinsurance	347	14,097	—	8,909	327	12,896	2,619	4	—
Total	$628,383	$5,664,205	$3,447,203	$3,526,564	$131,601	$2,342,619	$538,710	$318,213	$3,956,618
2013
Small Commercial Business	$98,275	$1,982,977	$704,234	$833,812	$29,301	548,598	$143,036	$69,788	$935,313
Specialty Risk and Extended Warranty	310,230	1,537,887	1,599,167	811,837	39,139	545,516	114,662	36,526	944,081
Specialty Program	56,949	817,272	368,673	520,371	15,607	355,067	86,317	52,333	620,452
Personal Lines Reinsurance	2,950	30,098	8,908	99,970	772	68,180	23,273	7,227	65,827
Total	$468,404	$4,368,234	$2,680,982	$2,265,990	$84,819	$1,517,361	$367,288	$165,874	$2,565,673
2012
Small Commercial Business	$58,690	$1,266,261	$413,707	$416,565	$24,049	$270,843	$60,709	$49,866	$474,381
Specialty Risk and Extended Warranty	234,490	605,366	1,063,999	541,573	27,349	341,196	94,945	17,546	624,555
Specialty Program	42,468	524,928	252,835	348,568	14,457	238,302	63,775	34,640	430,960
Personal Lines Reinsurance	13,478	29,845	43,052	112,146	2,312	72,334	23,458	10,746	118,141
Total	$349,126	$2,426,400	$1,773,593	$1,418,852	$68,167	$922,675	$242,887	$112,798	$1,648,037

See accompanying notes to financial statements.

Schedule IV
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE
For the year ended December 31, 2014, 2013 and 2012:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Amounts in Thousands)
2014
Premiums:
General Insurance	$5,422,484	$2,131,347	$665,481	$3,956,618	16.8%
2013
Premiums:
General Insurance	$3,869,893	$1,551,238	$247,018	$2,565,673	9.6%
2012
Premiums:
General Insurance	$2,494,846	$1,101,289	$254,480	$1,648,037	15.4%

See accompanying notes to financial statements.

Schedule V
AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2014	$2,324,062	$18,557	$1,441,219
2013	$1,486,418	$30,943	$953,160
2012	$909,818	$12,857	$691,717

See accompanying notes to financial statements.

INDEX TO EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 28, 2013)
3.2
Certificate of Designations of 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

3.3
Certificate of Designations of 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

3.4
Certificate of Designations of 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2
Form of Stock Certificate evidencing 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

4.3
Form of Stock Certificate evidencing 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

4.4
Form of Stock Certificate evidencing 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company's Current Report on form 8-K (No. 001-33143) filed on September 16, 2014)

4.5	Form of 5.50% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)
4.6	Form of 6.125% Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)
4.7
Form of 2.75% Convertible Senior Notes due 2044 (included as Exhibit A to Exhibit 4.12) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.8
Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.9
First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.10
Second Supplemental Indenture, dated as of August 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)

4.11
Third Supplemental Indenture, dated as of December 10, 2014, by and between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.12	Fourth Supplemental Indenture, dated as of December 15, 2014, by and between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)
4.13
Deposit Agreement, dated July 1, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

4.14
Deposit Agreement, dated September 16, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

4.15	Form of depositary receipt (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)
4.16	Form of depositary receipt (included as Exhibit A to Exhibit 4.14) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)
4.17
The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents (other than Exhibits 4.8, 4.9, 4.10, 4.11 and 4.12) defining rights of holders of the Company’s long-term indebtedness

Exhibit No.	Description
10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2*	AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 5, 2012)
10.3*
Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.4*
Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)

10.5*
Second Amendment to Employment Agreement, dated March 22, 2013, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.6*
Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)

10.7*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.8*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.9*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.10*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.11*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.12*
Amendment No. 1 to Employment Agreement, dated March 1, 2012, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.13*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.14*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.15*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.16*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.17*
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.18
Master Agreement dated July 3, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)

10.19
First Amendment to Master Agreement dated September 17, 2007 between AmTrust Financial Services, Inc. and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)

10.20
Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (formerly known as Maiden Insurance Company Ltd.) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)

Exhibit No.	Description
10.21
Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (formerly known as Maiden Insurance Company Ltd.) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.22
Endorsement No. 2 to the Amended and Restated Quota Share Reinsurance Agreement, dated March 7, 2013, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (formerly known as Maiden Insurance Company Ltd.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed March 11, 2013)

10.23
Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (formerly known as Maiden Insurance Company Ltd.), as amended by Endorsement No. 1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Insurance Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.24
Endorsement No. 2 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (formerly known as Maiden Insurance Company Ltd.) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2012)

10.25*
Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2010)

10.26*
Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.27*
Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.28*
Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.29*
Form of Restricted Stock Unit Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.30*
Performance Share Award Agreement for Barry D. Zyskind, dated March 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 29, 2012)

10.31
Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd's Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 12, 2014)

10.32
Amendment No. 1, dated November 26, 2014, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (filed herewith)

10.33
Credit Agreement, dated September 15, 2014, among the Company, as Administrative Agent, ACP Re Ltd. and Tower Group International, Ltd., as Borrowers, ACP Re Holdings, LLC, as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 17, 2014)

10.34
Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Reinsurance Ltd. (formerly known as Maiden Insurance Company Ltd.), and ACP Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 15, 2011)

10.35
Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Reinsurance Ltd. (formerly known as Maiden Insurance Company Ltd.), and ACP Re, Ltd., effective October 1, 2012 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 1, 2013)

10.36
Master Services Agreement between AmTrust North America, Inc. and GMAC Insurance Management Corporation, dated February 22, 2012 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)

Exhibit No.	Description
10.37
Commercial Lines Cut-Through Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company, Castle Point Insurance Company, and Technology Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on January 7, 2014)

10.38
Amendment One to Commercial Lines Cut-Through Quota Share Reinsurance Agreement, dated as of March 20, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company, Castle Point Insurance Company, and Technology Insurance Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on May 12, 2014)

10.39
Amended and Restated Commercial Lines Master Agreement, dated as of July 23, 2014, by and between the Company and ACP Re, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 11, 2014)

10.40
Amending and Restating Agreement related to £235,000,000 Facility Agreement, dated November 25, 2014, among AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited, AmTrust International Insurance Ltd., AmTrust Financial Services, Inc., and ING Bank N.V., London Branch, as the Original Bank, Agent, Issuing Bank and Security Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on December 1, 2014)

21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith).

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.