Form 10-Q
period 2015-03-31
Amtrust Financial Services, Inc.
filed 2015-05-11
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Yes      ☐ No      ☒

As of May 1, 2015, the Registrant had one class of Common Stock ($.01 par value), of which 82,428,628 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(In Thousands, Except Par Value)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $4,292,658; $4,137,146)	$4,419,313	$4,253,274
Equity securities, available-for-sale, at fair value (cost $96,261; $84,075)	94,668	81,044
Equity securities, trading, at market value (cost $29,353; $25,407)	30,560	26,749
Short-term investments	42,668	63,916
Equity investment in unconsolidated subsidiaries – related party	125,104	119,712
Other investments	45,627	31,186
Total investments	4,757,940	4,575,881
Cash and cash equivalents	997,007	902,750
Restricted cash and cash equivalents	217,628	186,225
Accrued interest and dividends	42,952	42,173
Premiums receivable, net	2,134,647	1,851,682
Reinsurance recoverable (related party $1,627,100; $1,517,499)	2,544,549	2,440,627
Prepaid reinsurance premium (related party $1,047,486; $918,505)	1,473,353	1,302,848
Other assets (related party $156,996; $136,516; recorded at fair value $259,785; $264,517)	1,063,099	1,094,943
Deferred policy acquisition costs	651,884	628,383
Property and equipment, net	167,459	154,175
Goodwill	458,042	352,685
Intangible assets	303,116	314,996
	$14,811,676	$13,847,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$5,886,149	$5,664,205
Unearned premiums	3,704,419	3,447,203
Ceded reinsurance premiums payable (related party $533,234; $410,075)	772,651	683,421
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $33,189; $31,619)	1,164,564	991,504
Deferred income taxes	64,937	106,363
Debt	592,968	757,871
Total liabilities	12,185,688	11,650,567
Commitments and contingencies
Redeemable non-controlling interest	922	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,218 and 98,211 issued in 2015 and 2014, respectively; 82,347 and 77,739 outstanding in 2015 and 2014, respectively	982	980
Preferred stock, $.01 par value; 10,000 shares authorized, 4,968 and 4,785 issued and outstanding in 2015 and 2014, respectively	482,500	300,000
Additional paid-in capital	1,117,882	1,022,769
Treasury stock at cost; 15,871 and 20,472 shares in 2015 and 2014, respectively	(225,121)	(297,586)
Accumulated other comprehensive (loss) income	(2,348)	56,123
Retained earnings	1,088,840	954,734
Total AmTrust Financial Services, Inc. equity	2,462,735	2,037,020
Non-controlling interest	162,331	159,181
Total stockholders’ equity	2,625,066	2,196,201
	$14,811,676	$13,847,368

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Premium income:
Net written premium	$1,043,189	$1,130,281
Change in unearned premium	(93,812)	(301,230)
Net earned premium	949,377	829,051
Service and fee income (related parties $17,404, $12,200)	112,886	90,958
Net investment income	34,573	28,527
Net realized and unrealized gain on investments	15,653	5,439
Total revenues	1,112,489	953,975
Expenses:
Loss and loss adjustment expense	613,283	558,570
Acquisition costs and other underwriting expenses (net of ceding commission - related party $118,687, $88,106)	231,676	186,609
Other	98,457	87,591
Total expenses	943,416	832,770
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	169,073	121,205
Other income (expense):
Interest expense (net of interest income - related party $2,188; $0)	(10,255)	(11,497)
Loss on extinguishment of debt	(4,714)	—
Gain on investment in life settlement contracts net of profit commission	11,373	2,800
Foreign currency gain (loss)	39,954	(1,852)
Total other income (expense)	36,358	(10,549)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	205,431	110,656
Provision for income taxes	46,812	27,444
Income before equity in earnings of unconsolidated subsidiaries	158,619	83,212
Equity in earnings of unconsolidated subsidiary – related party	5,529	18,516
Net income	$164,148	$101,728
Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(4,083)	64
Net income attributable to AmTrust Financial Services, Inc.	$160,065	$101,792
Dividends on preferred stock	(5,369)	(1,941)
Net income attributable to AmTrust common stockholders	$154,696	$99,851
Earnings per common share:
Basic earnings per share	$1.90	$1.34
Diluted earnings per share	$1.85	$1.27
Dividends declared per common share	$0.25	$0.20
Net realized gain on investments:
Total other-than-temporary impairment loss	$(1,016)	$(1,643)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	(1,016)	(1,643)
Other net realized gain on investments	16,669	7,082
Net realized investment gain	$15,653	$5,439

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$164,148	$101,728
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(65,353)	1,515
Change in fair value of interest rate swap	27	192
Unrealized gain (loss) on securities:
Unrealized holding gain arising during period	7,270	40,873
Reclassification adjustment for loss included in net income	(415)	(1,945)
Other comprehensive (loss) income, net of tax	$(58,471)	$40,635
Comprehensive income	105,677	142,363
Less: Comprehensive income (loss) attributable to redeemable non-controlling interest and non-controlling interest	4,083	(64)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$101,594	$142,427

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net income	$164,148	$101,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,426	14,596
Net amortization of bond premium or discount	5,890	2,940
Equity earnings on investment in unconsolidated subsidiaries	(5,529)	(18,516)
Gain on investment in life settlement contracts, net	(11,373)	(2,800)
Realized gain on marketable securities	(16,669)	(7,082)
Non-cash write-down of marketable securities	1,016	1,643
Discount on notes payable	1,389	788
Stock based compensation	4,914	4,150
Loss on extinguishment of debt	4,714	—
Bad debt expense	6,281	5,825
Foreign currency (gain) loss	(39,954)	1,852
Changes in assets - (increase) decrease:
Premiums and note receivables	(289,546)	(254,033)
Reinsurance recoverable	(102,608)	(145,440)
Deferred policy acquisition costs, net	(23,501)	(92,486)
Prepaid reinsurance premiums	(170,505)	(122,040)
Other assets	35,792	(44,071)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	89,550	83,673
Loss and loss expense reserve	174,000	356,108
Unearned premiums	232,986	461,247
Funds held under reinsurance treaties	18,984	8,635
Accrued expenses and other current liabilities	173,979	68,568
Deferred tax liability	(76,020)	(14,172)
Net cash provided by operating activities	197,364	411,113
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(434,806)	(725,267)
Purchases of equity securities, available-for-sale	(15,351)	(55,930)
Purchase of equity securities, trading	(62,083)	—
Purchase of other investments	(27,233)	(3,207)
Sales of fixed maturities, available-for-sale	292,961	329,448
Sales of equity securities, available-for-sale	9,285	51,945
Sales of equity securities, trading	60,268	—
Sales of other investments	13,337	12,904
Net sales (purchases) of short term investments	41,540	42,979
Acquisition of life settlement contracts	—	(23,215)
Receipt of life settlement contract proceeds	53,080	5,027
Acquisition of subsidiaries, net of cash obtained	(118,464)	(67,622)
Increase in restricted cash and cash equivalents	(31,403)	(42,704)
Purchase of property and equipment	(21,906)	(9,019)
Net cash used in investing activities	(240,775)	(484,661)

Cash flows from financing activities:
Revolving credit facility borrowings	200,000	—
Revolving credit facility payments	(320,000)	—
Repurchase agreements, net	—	(199,060)
Secured loan agreements payments	(1,733)	(266)
Promissory notes payments	—	(10,000)
Convertible senior notes settlement	(53,606)	—
Common stock issuance (purchase), net	171,672	—
Preferred stock issuance, net	176,529	—
Non-controlling interest capital contribution to consolidated subsidiaries	565	1,765
Stock option exercise and other	310	1,558
Dividends distributed on common stock	(19,374)	(10,503)
Dividends distributed on preferred stock	(5,369)	(1,941)
Net cash provided by (used in) financing activities	148,994	(218,447)
Effect of exchange rate changes on cash	(11,326)	989
Net increase in cash and cash equivalents	94,257	(291,006)
Cash and cash equivalents, beginning of the period	902,750	830,022
Cash and cash equivalents, end of the period	$997,007	$539,016
Supplemental Cash Flow Information
Income tax payments	$96,916	$707
Interest payments on debt	$11,442	$9,844

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(Dollars In Thousands, Except Per Share Data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance, or potential significance, to the Company.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which provides updated guidance to clarify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides amended guidance on a reporting entity's evaluation whether to consolidate certain legal entities. Specifically, the amendments will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities with interests in VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The updated guidance is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminated the concept of extraordinary items from GAAP. The updated guidance is effective for periods beginning after December 15, 2015 and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 on January 1, 2015 and the adoption had no effect on the Company's results of operations, financial position or liquidity.

In November 2014, the FASB issued ASU 2014-16, Derivative and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which requires an entity (an issuer or an investor) of hybrid financial instruments to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The updated guidance is effective for periods ending after December 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Serving (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends accounting for repurchase-to-maturity transactions and associated repurchase financing to secured borrowing. The revised guidance also requires expanded disclosure for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction, as well as expands disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The Company adopted ASU 2014-11 on January 1, 2015 and the adoption did not have a material effect on the Company's results of operations, financial position or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s service and fee income will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The updated guidance is effective for the quarter ending March 31, 2017. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statement (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which provides revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The Company adopted ASU 2014-08 on January 1, 2015 and the adoption did not have a material effect on the Company’s results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of March 31, 2015 and December 31, 2014, are presented below:

(Amounts in Thousands) As of March 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$4,868	$158	$(27)	$4,999
Common stock	91,393	3,212	(4,936)	89,669
U.S. treasury securities	55,503	2,246	(24)	57,725
U.S. government agencies	19,115	634	(4)	19,745
Municipal bonds	465,014	15,049	(1,244)	478,819
Foreign government	101,750	8,128	(450)	109,428
Corporate bonds:
Finance	1,188,961	62,352	(21,012)	1,230,301
Industrial	1,237,948	53,377	(26,377)	1,264,948
Utilities	138,179	4,110	(3,425)	138,864
Commercial mortgage backed securities	87,840	3,163	(200)	90,803
Residential mortgage backed securities:
Agency backed	916,624	27,882	(1,127)	943,379
Non-agency backed	73,394	3,729	(259)	76,864
Asset-backed securities	8,330	111	(4)	8,437
	$4,388,919	$184,151	$(59,089)	$4,513,981

(Amounts in Thousands) As of December 31, 2014	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$3,349	$158	$(1)	$3,506
Common stock	80,726	4,673	(7,861)	77,538
U.S. treasury securities	42,416	1,558	(104)	43,870
U.S. government agencies	12,968	575	(5)	13,538
Municipal bonds	469,646	13,950	(1,555)	482,041
Foreign government	106,054	6,760	(83)	112,731
Corporate bonds:
Finance	1,167,011	60,322	(5,471)	1,221,862
Industrial	1,187,818	38,317	(23,275)	1,202,860
Utilities	137,169	3,200	(1,677)	138,692
Commercial mortgage backed securities	36,964	1,890	(169)	38,685
Residential mortgage backed securities:
Agency backed	954,320	23,340	(1,878)	975,782
Non-agency backed	22,071	696	(264)	22,503
Asset backed securities	709	2	(1)	710
	$4,221,221	$155,441	$(42,344)	$4,334,318

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2015, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

Proceeds from the sale of investments in available-for-sale securities during the three months ended March 31, 2015 and 2014 were approximately $302,246 and $381,393, respectively.

A summary of the Company’s available-for-sale fixed maturities as of March 31, 2015 and December 31, 2014, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$138,008	$138,469	$106,041	$105,839
Due after one through five years	716,702	737,638	682,632	704,344
Due after five through ten years	2,031,486	2,095,859	1,998,740	2,062,942
Due after ten years	320,274	327,864	335,669	342,468
Mortgage and asset backed securities	1,086,188	1,119,483	1,014,064	1,037,681
Total fixed maturities	$4,292,658	$4,419,313	$4,137,146	$4,253,274

Other-than-temporary impairment ("OTTI") charges of our fixed maturities and equity securities classified as available-for-sale for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Equity securities recognized in earnings	$1,016	$1,643
Fixed-maturity securities recognized in earnings	—	—
	$1,016	$1,643

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of March 31, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of March 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$55,998	$(4,833)	41	$850	$(130)	3	$56,848	$(4,963)
U.S. treasury securities	1,342	(9)	6	2,601	(15)	8	3,943	(24)
U.S. government agencies	3,671	(2)	8	283	(2)	5	3,954	(4)
Municipal bonds	63,320	(618)	67	28,006	(626)	51	91,326	(1,244)
Foreign government	11,807	(450)	20	—	—	—	11,807	(450)
Corporate bonds:
Finance	270,574	(20,254)	265	52,126	(758)	20	322,700	(21,012)
Industrial	220,054	(21,008)	212	61,100	(5,369)	38	281,154	(26,377)
Utilities	26,004	(1,972)	39	7,224	(1,453)	2	33,228	(3,425)
Commercial mortgage backed securities	2,587	(86)	27	4,182	(114)	7	6,769	(200)
Residential mortgage backed securities:
Agency backed	40,140	(346)	44	43,030	(781)	31	83,170	(1,127)
Non-agency backed	5,464	(258)	14	98	(1)	3	5,562	(259)
Asset-backed securities	2,447	(4)	17	33	—	1	2,480	(4)
Total temporarily impaired securities	$703,408	$(49,840)	760	$199,533	$(9,249)	169	$902,941	$(59,089)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$38,970	$(7,764)	21	$400	$(98)	2	$39,370	$(7,862)
U.S. treasury securities	1,030	(54)	7	3,219	(50)	9	4,249	(104)
U.S. government agencies	1,736	(3)	3	222	(2)	4	1,958	(5)
Municipal bonds	24,695	(240)	64	93,201	(1,315)	98	117,896	(1,555)
Foreign government	7,644	(83)	4	—	—	—	7,644	(83)
Corporate bonds:
Finance	192,520	(4,297)	143	66,715	(1,174)	27	259,235	(5,471)
Industrial	236,845	(17,230)	194	60,511	(6,045)	43	297,356	(23,275)
Utilities	12,188	(490)	22	13,908	(1,187)	3	26,096	(1,677)
Commercial mortgage backed securities	15	—	2	4,729	(169)	8	4,744	(169)
Residential mortgage backed securities:
Agency backed	41,187	(101)	10	66,172	(1,777)	29	107,359	(1,878)
Non-agency backed	5,092	(263)	3	28	(1)	2	5,120	(264)
Asset-backed securities	148	—	1	110	(1)	2	258	(1)
Total temporarily impaired securities	$562,070	$(30,525)	474	$309,215	$(11,819)	227	$871,285	$(42,344)

There are 929 and 701 securities at March 31, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of March 31, 2015 and December 31, 2014 are presented in the tables below:

(Amounts in Thousands) As of March 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$29,353	$1,478	$(271)	$30,560

(Amounts in Thousands) As of December 31, 2014	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$25,407	$1,614	$(272)	$26,749

Proceeds from the sale of investments in trading securities during the three months ended March 31, 2015 was $60,268. The Company did not have any securities classified as trading securities during the three months ended March 31, 2014.

(c) Investment Income

Net investment income for the three months ended March 31, 2015 and 2014 was derived from the following sources:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Fixed maturities, available-for-sale	$32,753	$27,672
Equity securities, available-for-sale	409	59
Equity securities, trading	8	—
Cash and short term investments	1,665	1,428
	34,835	29,159
Investment expenses	(262)	(632)
	$34,573	$28,527

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of March 31, 2015 and December 31, 2014, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $1,992 and $2,033, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of March 31, 2015:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of March 31, 2015 and December 31, 2014 are as follows:

(Amounts in Thousands)	2015	2014
Restricted cash and cash equivalents	$217,628	$186,225
Restricted investments	948,554	734,271
Total restricted cash, cash equivalents, and investments	$1,166,182	$920,496

(f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value and was $16,622 and $13,052 as of March 31, 2015 and December 31, 2014, respectively. The securities sold but not yet purchased consisted primarily of equity securities. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected on the balance sheet at March 31, 2015. The liability for securities sold but not yet purchased is included in accrued expenses and other liabilities in the condensed consolidated balance sheet. Substantially all securities owned under these arrangements are pledged to the clearing broker to sell or repledge the securities to others subject to certain limitations.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2015 and December 31, 2014:

(Amounts in Thousands) As of March 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$57,725	$57,725	$—	$—
U.S. government agencies	19,745	—	19,745	—
Municipal bonds	478,819	—	478,819	—
Foreign government	109,428	—	109,428	—
Corporate bonds and other bonds:
Finance	1,230,301	—	1,230,301	—
Industrial	1,264,948	—	1,264,948	—
Utilities	138,864	—	138,864	—
Commercial mortgage backed securities	90,803	—	90,803	—
Residential mortgage backed securities:
Agency backed	943,379	—	943,379	—
Non-agency backed	76,864	—	76,864	—
Asset-backed securities	8,437	—	8,437	—
Equity securities, available-for-sale	94,668	25,059	31,844	37,765
Equity securities, trading	30,560	30,560	—	—
Short term investments	42,668	42,668	—	—
Other investments	14,496	—	—	14,496
Life settlement contracts	259,785	—	—	259,785
	$4,861,490	$156,012	$4,393,432	$312,046
Liabilities:
Securities sold but not yet purchased	$16,622	$16,622	$—	$—
Life settlement contract profit commission	14,575	—	—	14,575
Derivatives	1,992	—	1,992	—
	$33,189	$16,622	$1,992	$14,575

(Amounts in Thousands) As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$43,870	$43,870	$—	$—
U.S. government agencies	13,538	—	13,538	—
Municipal bonds	482,041	—	482,041	—
Foreign government	112,731	—	112,731	—
Corporate bonds and other bonds:
Finance	1,221,862	—	1,221,862	—
Industrial	1,202,860	—	1,202,860	—
Utilities	138,692	—	138,692	—
Commercial mortgage backed securities	38,685	—	38,685	—
Residential mortgage backed securities:
Agency backed	975,782	—	975,782	—
Non-agency backed	22,503	—	22,503	—
Asset-backed securities	710	—	710	—
Equity securities, available-for-sale	81,044	24,484	21,674	34,886
Equity securities, trading	26,749	26,749	—	—
Short term investments	63,916	63,916	—	—
Other investments	13,315	—	—	13,315
Life settlement contracts	264,517	—	—	264,517
	$4,702,815	$159,019	$4,231,078	$312,718
Liabilities:
Securities sold but not yet purchased	$13,052	$13,052	$—	$—
Life settlement contract profit commission	16,534	—	—	16,534
Derivatives	2,033	—	2,033	—
	$31,619	$13,052	$2,033	$16,534

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

For additional discussion regarding techniques used to value the Company’s investment portfolio, refer to Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in its 2014 Form 10-K.

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2015 and 2014:

(Amounts in Thousands)	Balance as of December 31, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2015
Other investments	$13,315	$472	$—	$1,046	$(337)	$—	$14,496
Equity securities, available-for-sale	34,886	—	2,925	—	(46)	—	37,765
Life settlement contracts	264,517	21,250	—	—	(25,982)	—	259,785
Life settlement contract profit commission	(16,534)	1,959	—	—	—	—	(14,575)
Total	$296,184	$23,681	$2,925	$1,046	$(26,365)	$—	$297,471

(Amounts in Thousands)	Balance as of December 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2014
Other investments	$12,975	$157	$—	$346	$(136)	$—	$13,342
Life settlement contracts	233,024	16,987	—	23,215	(5,027)	—	268,199
Life settlement contract profit commission	(11,945)	(1,403)	—	—	—	—	(13,348)
Total	$234,054	$15,741	$—	$23,561	$(5,163)	$—	$268,193

 The Company had no transfers between fair value hierarchy levels during the three months ended March 31, 2015 and 2014.

A reconciliation of net income for life settlement contracts in the above table to gain (loss) on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Net income	$21,250	$16,987
Premiums paid	(11,130)	(11,394)
Profit commission	1,959	(1,403)
Other expenses	(706)	(1,390)
Gain on investment in life settlement contracts	$11,373	$2,800

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•	Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above in this note.

•
Cash and cash equivalents, restricted cash and cash equivalents, and short term investments: The carrying value of cash and cash equivalents, restricted cash and cash equivalents, and short term investments approximate their respective fair value and are classified as Level 1 in the financial hierarchy.

•
Premiums Receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset and are classified as Level 1 in the fair value hierarchy.

•
Other Investments: Other investments consisted primarily of investment in private equity limited partnerships, real estate partnerships and annuities. Other investments accounted for approximately 0.8% of the Company's investment portfolio as of March 31, 2015, which the Company believes is immaterial to its overall financial position or the results of operations. The Company uses the equity method of accounting to account for a majority of its other investments. The financial statements prepared by the investee are received by the Company on a lag basis. For its other investments reported at fair value the Company estimates the fair value based on significant unobservable inputs in the valuations process. As a result, the Company classified the fair value estimates as Level 3 in the fair value hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an approximate ownership percentage of 13.2% in National General Holdings Corp. ("NGHC"). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value of the investment was approximately $229,925 as of March 31, 2015. The carrying value was $125,104 as of March 31, 2015.

•
Subordinated Debentures and Debt: For the Company's material debt arrangements, the current fair value of the Company's 2.75% 2044 convertible senior notes, subordinated debentures, and 6.125% notes was $210,543, $73,890, and $252,500 as of March 31, 2015, respectively. The 2.75% 2044 convertible senior notes, and the 6.125% notes are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model and is classified as Level 3 in the fair value hierarchy.

•
Derivatives: The Company classifies interest rate swaps as Level 2 in the fair value hierarchy.  The Company uses these interest rate swaps to hedge floating interest rates on its debt, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations.  The estimated fair value of the interest rate swaps, which is obtained from a third party pricing service, is measured using discounted cash flow analysis that incorporates significant observable inputs, including the LIBOR forward curve and a measurement of volatility.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2015 and December 31, 2014 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	March 31, 2015	December 31, 2014
Average age of insured	81.4 years	81.1 years
Average life expectancy, months (1)	119	121
Average face amount per policy	$6,520	$6,624
Effective discount rate (2)	14.0%	14.0%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective Discount Rate ("EDR") is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is inclusive of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase).

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2015 and December 31, 2014:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2015	$(34,014)	$36,218
December 31, 2014	$(34,686)	$36,486

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2015	$(22,299)	$24,959
December 31, 2014	$(22,705)	$25,456

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

The Company currently has a 50% ownership interest in each of four entities (collectively, the "LSC Entities") for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the other 50%. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy.

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

The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. Refer to Note 4 "Fair Value of Financial Instruments" for the discussion of the determination of the fair value of the Company's investment in life settlement contracts.

Total capital contributions of $1,130 and $3,125 were made to the LSC entities during the three months ended March 31, 2015 and 2014, respectively, for which the Company contributed $565 and $1,375 in those same periods, respectively. The LSC Entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements were approximately $259,785 and $264,517 as of March 31, 2015 and December 31, 2014, respectively, and are included in other assets on the condensed consolidated balance sheet. The Company recorded a gain of $11,373 and $2,800 on investment in life settlement contracts, net of profit commission, for the three months ended March 31, 2015 and 2014, respectively.

The following tables describe the Company’s investment in life settlements as of March 31, 2015 and December 31, 2014:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of March 31, 2015
0-1	—	$—	$—
1-2	—	—	—
2-3	3	9,961	17,500
3-4	9	38,531	73,000
4-5	10	19,198	61,500
Thereafter	248	192,095	1,545,313
Total	270	$259,785	$1,697,313

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2014
0-1	—	$—	$—
1-2	—	—	—
2-3	8	43,593	70,500
3-4	5	10,081	22,500
4-5	7	14,335	49,000
Thereafter	254	196,508	1,596,209
Total	274	$264,517	$1,738,209

(1)
The Company determined the fair value as of March 31, 2015 based on 214 policies out of 270 policies, as the Company assigned no value to [56] of the policies as of March 31, 2015. The Company determined the fair value as of December 31, 2014 based on 218 policies out of 274 policies, as the Company assigned no value to [56] of the policies as of December 31, 2014. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding March 31, 2015 and December 31, 2014:

(Amounts in Thousands, except number of Life Settlement Contracts)	March 31, 2015	December 31, 2014
Number of policies with a negative value from discounted cash flow model as of period end	56	56
Premiums paid for the preceding twelve month period for period ended	$6,637	$5,963
Death benefit received	$—	$4,950

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2015, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2015	$40,801
2016	62,451
2017	40,559
2018	39,334
2019	38,312
Thereafter	526,132
Total	$747,589

6. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Balance, beginning of period	$628,383	$468,404
Acquisition costs deferred	179,699	172,273
Amortization	(156,198)	(101,504)
Balance, end of period	$651,884	$539,173

7. Debt

The Company’s outstanding debt consisted of the following at March 31, 2015 and December 31, 2014:

(Amounts in Thousands)	March 31, 2015	December 31, 2014
Revolving credit facility	$—	$120,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	12,248	56,745
2.75% Convertible senior notes due 2044 (the "2044 Notes")	159,005	157,679
6.125% Notes due 2023	250,000	250,000
Junior subordinated debentures	123,714	123,714
Secured loan agreements	33,501	35,233
Promissory notes	14,500	14,500
	$592,968	$757,871

 Aggregate scheduled maturities of the Company’s outstanding debt at March 31, 2015 are:

(Amounts in Thousands)
2015	$5,270
2016	7,186
2017	7,377
2018	9,400
2019	4,269
Thereafter	559,466	(1)

(1)	Amount reflected in balance sheet for the 2021 Notes and 2044 Notes is net of unamortized original issue discount of $2,266 and $52,475, respectively.

Credit Facilities

Revolving Credit Facility

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum consolidated risk-based capital and a minimum consolidated statutory surplus. The Company was in compliance with all of its covenants as of March 31, 2015.

As of March 31, 2015, the Company had no outstanding borrowings under this Credit Agreement. As of March 31, 2015, the Company had outstanding letters of credit under this Credit Agreement of $120,828, which reduced the availability for letters of credit to $54,172, and the total aggregate availability under the facility to $229,172.

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

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on the Company’s consolidated leverage ratio, which was 0.20% as of March 31, 2015).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit under the Credit Agreement and the preceding revolving credit agreement, was approximately $816 and $340 for the three months ended March 31, 2015 and 2014, respectively.

ING Credit Facility

On November 25, 2014, the Company (as Guarantor), and four of its wholly-owned subsidiaries, AmTrust International Insurance, Ltd. (as Account Party), AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited (as Corporate Members and collectively with the Guarantor and the Account Party, the “Company”) entered into an Amended and Restated Agreement ("Amended and Restated Credit Facility") relating to its £200,000 credit facility agreement ("Preceding Credit Facility") with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The Amended and Restated Credit Facility increases the maximum amount of the letter of credit facility to £235,000 to be used to support the Company’s capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account.

The Amended and Restated Credit Facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, transactions with affiliates and the sale of assets, and requirements to maintain certain consolidated net worth, statutory surplus, leverage and fixed charge coverage ratios. The Amended and Restated Credit Facility also provides for customary events of default, including, without limitation, failure to pay principal, interest or fees when due, failure to comply with certain covenants, any representation or warranty made by the Company being false or misleading in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Account Party or the Corporate Member. Upon an event of default, the lender may immediately terminate its obligations to issue letters of credit, declare the Company’s obligations under the amended and restated credit facility to become immediately due and payable, and require the Company to deposit collateral with a value equal to 100% of the aggregate face amount of any outstanding letters of credit consisting of cash or other specified collateral including time deposits, certificates of deposit, money market deposits and U.S. government securities subject to varying advance rates.

The ability to have letters of credit issued under this Amended and Restated Credit Facility expires on December 31, 2015 and the maturity date for the facility is July 31, 2019. The facility is 40% secured by a pledge of a collateral account established in the United States pursuant to a pledge and security agreement and in the United Kingdom pursuant to a Deed of Charge dated as of November 26, 2013. In addition to upon an event of default as discussed above, the collateral account will be required to be 100% funded upon the occurrence of certain specified events, including the A.M. Best financial strength rating of the Account Party falling below A-, the forecast underwriting losses exceeding a certain level for any year supported by a letter of credit, or any non-extension notice is given with respect to any letter of credit.

Fees payable by the Company under the Amended and Restated Credit Facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on the Account Party’s then-current financial strength rating issued by A.M. Best. As of March 31, 2015, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Account Party’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and a facility fee upon closing of 0.15% of the total aggregate commitment.

As of March 31, 2015, the Company had outstanding letters of credit of £230,488 (or $341,652) in place under this credit facility. The aggregated unutilized amount under this facility was £4,512 (or $6,689) as of March 31, 2015. The Company recorded total interest expense of approximately $1,047 and $209 during the three months ended March 31, 2015 and 2014, respectively, related to the Amended and Restated Credit Facility and the Preceding Credit Facility.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000, of which $48,467 was utilized as of March 31, 2015. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $1,005 as of March 31, 2015.

Convertible Senior Notes

5.5% Convertible Senior Notes due 2021

In December 2011 and January 2012, the Company issued $200,000 in aggregate principal amount of the 2021 Notes. The 2021 Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the 2021 Notes will be convertible only in the following circumstances: (i) during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the 2021 Notes was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the 2021 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at March 31, 2015 is equal to 38.5985 shares of Common Stock per $1,000 principal amount of 2021 Notes, which corresponds to a conversion price of approximately $25.91 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the 2021 Notes. Upon conversion of the 2021 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. During the three months ended March 31, 2015, the 2021 Notes were convertible under the Sale Price Condition described above.

Upon the occurrence of a fundamental change (as defined in the indenture governing the 2021 Notes) involving the Company, holders of the 2021 Notes will have the right to require the Company to repurchase their 2021 Notes for cash, in whole or in part, at 100% of the principal amount of the 2021 Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

The Company separately allocated the proceeds for the issuance of the 2021 Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID and deferred origination costs relating to the liability component are being amortized into interest expense over the term of the 2021 Notes. Transaction costs associated with the equity component were recorded in paid-in-capital. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2021 Notes was $349 and $3,657 for the three months ended March 31, 2015 and 2014, respectively.

During 2014, the Company retired $131,881 in aggregate principal amount of its outstanding 2021 Notes in exchange for the issuance of 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares of Common Stock.

During the three months ended March 31, 2015, $53,605 of the 2021 Notes were converted, under the Sales Price Condition described above, for cash in the amount of $53,606 and 1,070,145 shares of Common Stock. As a result of the conversion, the Company recorded a loss on extinguishment of debt in the amount of $4,714 for the three months ended March 31, 2015. As of March 31, 2015, $14,514 in aggregate principal amount of the 2021 Notes remain outstanding with terms unchanged. Additionally, during March of 2015, approximately $3 of the 2021 Notes were submitted for conversion under the Sales Price Condition. Based on the terms of the 2021 Notes, the conversions will settle during the three months ended June 30, 2015.

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

The principal amount of the 2044 Notes accrete at a rate of 6% per year compounding on a semi-annual basis, until December 15, 2024. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into shares of Common Stock. As of March 31, 2015, the total amount of principal accretion was $649. The 2044 Notes will mature on December 15, 2044 (the “Maturity Date”), unless earlier repurchased or redeemed by the Company or converted. On or before December 15, 2018, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option, provided the trading price of Common Stock equals or exceeds $97.50 (or 130% of the then applicable conversion price) for the required measurement period, at a redemption price equal to 100% of the principal amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. Thereafter, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option at a redemption price equal to 100% of the accreted amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. In addition, holders of the 2044 Notes will have the right to require the Company to purchase their 2044 Notes for cash, in whole or in part, on December 15, 2024 or upon the occurrence of a fundamental change. In each such case, the repurchase price would be 100% of the principal amount of the 2044 Notes being repurchased, plus any accrued and unpaid interest.

The 2044 Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2015. Beginning with the six-month period starting December 15, 2021, holders of the 2044 Notes will receive contingent interest for certain periods if the trading price of the 2044 Notes is greater than or equal to 130% of the principal amount of the 2044 Notes. The amount of contingent interest payable per $1,000 principal amount of 2044 Notes in respect of any contingent interest period is equal to 0.25% of the average trading price of the 2044 Notes during the specified measurement period. Any contingent interest payable on the 2044 Notes will be in addition to the regular interest payable on the 2044 Notes. The 2044 Notes will rank pari passu with the Company’s existing and future senior unsecured debt, including the 2021 Notes that will remain outstanding. The 2044 Notes will be effectively subordinated to the existing and future secured indebtedness of the Company to the extent of the value of the collateral securing those obligations and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries.

Each $1,000 principal amount at maturity of the 2044 Notes has an issue price of $900 for purposes of the indenture for the 2044 Notes. An amount equal to the difference between the issue price and the principal amount at maturity will accrue in accordance with a schedule set forth in the indenture. The issue price plus such accrued amount per $1,000 principal amount at maturity of the 2044 Notes is referred to herein as the “accreted principal amount” and it is reported as outstanding principal.

The Company separately accounted for the liability and equity components of its 2044 Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company measured the debt component of the 2044 Notes using an effective interest rate of 7.46%. Upon issuance of the 2044 Notes in December 2014, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded an OID of $53,374, thereby reducing the initial carrying the value of the 2044 Notes from $210,831to $157,457 and recorded an equity component net of tax of $34,693. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2044 Notes was $3,015 for the three months ended March 31, 2015.

The following table shows the amounts recorded for the 2021 Notes and 2044 Notes as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(Amounts in Thousands)	Outstanding Principal	Unamortized OID	Net Carrying Amount	Outstanding Principal	Unamortized OID	Net Carrying Amount
2021 Notes	$14,514	$(2,266)	$12,248	$68,119	$(11,374)	$56,745
2044 Notes	211,480	(52,475)	159,005	210,924	(53,245)	157,679
	$225,994	$(54,741)	$171,253	$279,043	$(64,619)	$214,424

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "2023 Notes") to certain initial purchasers in a private placement. The 2023 Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The 2023 Notes will mature on August 15, 2023, unless earlier purchased by the Company. Deferred origination costs associated with the Notes were approximately $2,706. The indenture governing the 2023 Notes contains covenants whereby the interest rate will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The consolidated leverage ratio under this agreement was less than 30% as of March 31, 2015. The indenture governing the 2023 Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The 2023 Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's 2021 Notes and 2044 Notes and amounts borrowed under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the 2023 Notes was approximately $3,897 for each of the three months ended March 31, 2015 and 2014.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of March 31, 2015 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances, which is being amortized over thirty years. The Company recorded $2,020 of interest expense for each of the three months ended March 31, 2015 and 2014 related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of March 31, 2015:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	3.6707	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	7.710	(2)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.5706	(3)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.2706	(4)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate is three-month LIBOR plus 3.40%.

(2)	The interest rate will change to three-month LIBOR plus 3.40% after the tenth anniversary in 2015.

(3)	The interest rate is three-month LIBOR plus 3.30%.

(4)	The interest rate is three-month LIBOR plus 3.00%.

The Company entered into two interest rate swaps related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

Secured Loan Agreements

The Company, through a wholly-owned subsidiary, has a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $2,970 at the maturity date. The Company recorded interest expense of approximately $75 and $87 for the three months ended March 31, 2015 and 2014, respectively, related to this agreement. The loan is secured by the aircraft.

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

On August 29, 2014, the Company entered into a five-year secured loan agreement with Key Equipment Finance, which was subsequently assigned to RBS Citizens Bank, in the aggregate amount of $30,500 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $538 through August 31, 2019. The Company recorded interest expense of approximately $161 for the three months ended March 31, 2015. The loan is secured by the aircraft.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 14. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have a weighted average interest rate of approximately 2.0% per annum. The Company recorded approximately $1,430 of deferred origination costs associated with these promissory notes. The Company recorded interest expense, including the amortization of the deferred origination costs, of approximately $85 and $66 for the three months ended March 31, 2015 and 2014, respectively, related to the promissory notes.

The Company assumed two promissory notes in 2013 totaling $6,500 as a result of acquiring Mutual Insurers Holding Company ("MIHC"). The principal of these notes is due in 2034 and 2035. The notes bear an annual interest rate equal to three-month LIBOR plus 3.8% (which was 4.1% as of March 31, 2015), payable on a quarterly basis. The Company recorded interest expense of approximately $71 and $69 for the three months ended March 31, 2015 and 2014, respectively, related to these notes.

8.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Policy acquisition expenses	$110,967	$94,251
Salaries and benefits	107,422	77,855
Other insurance general and administrative expenses	13,287	14,503
	$231,676	$186,609

9. Earnings Per Share

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in Thousands, except for earnings per share)	2015	2014
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$154,696	$99,851
Less: Net income allocated to participating securities and redeemable non-controlling interest	360	216
Net income allocated to AmTrust common shareholders	$154,336	$99,635

Weighted average common shares outstanding – basic	81,358	74,708
Less: Weighted average participating shares outstanding	190	161
Weighted average common shares outstanding - basic	81,168	74,547
Net income per AmTrust common share - basic	$1.90	$1.34

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$154,696	$99,851
Less: Net income allocated to participating securities and redeemable non-controlling interest	360	216
Net income allocated to AmTrust common shareholders	$154,336	$99,635

Weighted average common shares outstanding – basic	81,168	74,547
Plus: Dilutive effect of stock options, convertible debt, other	2,269	3,897
Weighted average common shares outstanding – dilutive	83,437	78,444
Net income per AmTrust common shares – diluted	$1.85	$1.27

As of March 31, 2015, there were approximately 16,000 anti-dilutive securities excluded from diluted earnings per share.

10. Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock, restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2015, approximately 4,500,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at prices equal to the closing stock price of the Company’s stock on the dates the options are granted. The options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four year period following the date of grant for employee options. The Company uses the simplified method in determining the expected life. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants restricted shares, RSUs and PSUs with a grant date fair value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on terms of the awards.

The following schedule shows all options granted, exercised, and expired under the Plan for the three months ended March 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,934,370	$11.60	2,997,460	$10.49
Granted	35,000	52.90	27,500	32.49
Exercised	(347,998)	8.62	(229,968)	8.13
Canceled or terminated	(5,675)	19.19	—	—
Outstanding at end of period	1,615,697	$13.11	2,794,992	$10.90

The fair value was estimated at the date of grant with the following weighted average assumptions for the three months ended March 31, 2015 and 2014:

	2015	2014
Volatility	41.05%	41.89%
Risk-free interest rate	1.91%	2.73%
Weighted average expected lives in years	6.25	6.25
Dividend rate	1.89%	1.72%
Forfeiture rate	0.50%	0.50%

The weighted average grant date per share fair value of options granted during the three months ended March 31, 2015 and 2014 was approximately $21.21 and $14.16, respectively.

A summary of the Company’s restricted stock and RSU activity for the three months ended March 31, 2015 and 2014 is shown below:

	2015		2014
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,305,511	$33.41	917,015	$24.43
Granted	59,379	53.87	680,842	37.14
Vested	(237,131)	28.40	(155,171)	22.65
Forfeited	(8,591)	40.39	(1,566)	24.00
Non-vested at end of period	1,119,168	$35.50	1,441,120	$30.63

The Company has 274,835 PSUs outstanding as of March 31, 2015. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. The fair value of PSUs granted during the three months ended March 31, 2014 was $7,640. The Company did not grant any PSUs in 2015.

Compensation expense for all share-based payments under ASC 718-10-30 was approximately $4,914 and $4,150 for the three months ended March 31, 2015 and 2014, respectively.

The intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $15,893 and $5,877, respectively. The intrinsic value of stock options that were outstanding as of March 31, 2015 and 2014 was $70,893 and $74,644, respectively.

Cash received from options exercised was $2,640 and $1,558 during the three months ended March 31, 2015 and 2014, respectively. The excess tax benefit from award exercises was approximately $3,332 and $1,337 for the three months ended March 31, 2015 and 2014, respectively.

11. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Income before equity in earnings of unconsolidated subsidiaries	$205,431	$110,656
Tax at federal statutory rate of 35%	$71,901	$38,730
Tax effects resulting from:
Loss of non-includible foreign subsidiaries	(73)	(48,878)
Other, net	(25,016)	37,592
	$46,812	$27,444
Effective tax rate	22.8%	24.8%

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

The Company has U.S. Net Operating Losses ("NOLs") of $24,356 that expire beginning in 2019 through 2033. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $1,723 per year. The Company also has foreign NOLs of $307,288 that currently have no expiration.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2010 and forward.

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of March 31, 2015 and December 31, 2014. No interest or penalties have been recorded by the Company for the three months ended March 31, 2015 and 2014, respectively. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

12. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of March 31, 2015, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.1%, 7.5%, 9.3% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions). AII also retrocedes 40% of losses. Certain business that the Company commenced writing after the effective date of the Maiden Quota Share, including the Company’s European medical liability business discussed below, business assumed from Tower Group International, Ltd. ("Tower") pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

The Maiden Quota Share was renewed through July 1, 2016 and will automatically renew for successive three-year terms unless either AII or Maiden Reinsurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Reinsurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Reinsurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

Effective April 1, 2011, the Company, through its subsidiaries AEL and AIU, entered into a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and has been renewed through March 31, 2016. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a

5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

 The following is the effect on the Company’s results of operations for the three months ended March 31, 2015 and 2014 related to Maiden Reinsurance agreements:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Results of operations:
Premium written – ceded	$(528,285)	$(408,558)
Change in unearned premium – ceded	128,615	95,890
Earned premium - ceded	$(399,670)	$(312,668)
Ceding commission on premium written	$168,773	$118,340
Ceding commission – deferred	(50,086)	(30,234)
Ceding commission – earned	$118,687	$88,106
Incurred loss and loss adjustment expense – ceded	$249,390	$214,283

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of March 31, 2015 and December 31, 2014, respectively. The Company recorded $449 and $444 of interest expense during the three months ended March 31, 2015 and 2014, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of March 31, 2015 was approximately $2,055,539. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company, through a subsidiary, entered into a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $6,605 and $5,020 of brokerage commission during the three months ended March 31, 2015 and 2014, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

Effective July 1, 2007, a subsidiary of the Company entered into an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of March 31, 2015, the Company managed approximately $3,560,399 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,431 and $1,224 of asset management fees during the three months ended March 31, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has a 13.2% ownership interest in NGHC. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC's two largest shareholders are The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of the Board of Directors of the Company and the father-in-law of Barry D. Zyskind, the Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman, president and chief executive offer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In February 2014, NGHC issued approximately 13,600,000 shares in a follow on Rule 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from 15.4% to 13.2%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $5,529 and $18,516 of income during the three months ended March 31, 2015 and 2014, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $7,016 and $5,039 of fee income during the three months ended March 31, 2015 and 2014, respectively, related to this agreement. Additionally, the Company received $31 for providing post-acquisition management services to NGHC related to Luxembourg-domiciled reinsurance entities during the three months ended March 31, 2015. The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $1,700,374 of assets as of March 31, 2015 related to this agreement. As a result of this agreement, the Company earned approximately $526 and $429 of asset management fees during the three months ended March 31, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $7,573 and $5,468 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the outstanding balance payable by NGHC related to these service fees and reimbursable costs was approximately $13,700.

800 Superior, LLC

In 2011, the Company formed 800 Superior, LLC ("800 Superior") with a subsidiary of NGHC for the purposes of acquiring an office building in Cleveland, Ohio. The Company and NGHC each have a fifty percent ownership interest in 800 Superior. The cost of the building was approximately $7,500. The Company has been appointed managing member of 800 Superior. Additionally, in conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of 800 Superior. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

In 2012, NGHC entered into an office lease agreement with 800 Superior, and together with subsequent amendments to such agreement, NGHC currently leases approximately 157,000 square feet of total space from 800 Superior. The lease agreement is for a period of fifteen years. NGHC paid 800 Superior approximately $602 and $402 of rent during the three months ended March 31, 2015 and 2014, respectively, under this lease agreement. As discussed in Note 14. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

Significant Transactions with ACP Re, Ltd.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company formed by the Trust. ACP Re operates 10 insurance companies in the United States and Bermuda as a result of its merger with Tower during the third quarter of 2014. The following section describes the agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $968,193 of assets as of March 31, 2015, which included assets of the ten statutory insurance companies that ACP Re acquired as a result of its September 15, 2014 merger with Tower described below. The Company recorded approximately $466 and $55 of asset management fees during the three months ended March 31, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

Agreements as a result of ACP Re / Tower Merger

In January 2014, ACP Re, through a subsidiary, agreed to acquire 100% of the outstanding stock of Tower and merge with Tower on September 15, 2014 (the “Merger”). As a result of the Merger, the Company and ACP Re entered into the agreements and transactions described below, as well as an asset management agreement described above.
Commercial Lines Master Agreement
On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Commercial Lines Master Agreement (the “Master Agreement”), which provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re pursuant to the Merger, including entering into the agreements described below, all of which became effective on September 15, 2014. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three year earn-out (the “Contingent Payments”), payable semi-annually on the last day of January and July, of 3% of gross written premium of the Tower commercial lines business written or assumed by the Company following the Merger. The Contingent Payments to be made by the Company are subject to a maximum of $30,000, in the aggregate, over the three-year period. NGHC will pay contingent consideration to ACP Re on the same terms. As a result of entering into this agreement, the Company initially assigned a value of $25,200 to the renewal rights, $1,700 to goodwill, and $26,900 to the contingent consideration, which is recorded as a component of accrued expense and other liability.
Commercial Lines Reinsurance Agreements
Technology Insurance Company, Inc. ("TIC") entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC reinsures 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement. As a result of the Master Agreement and CL Reinsurance Agreement, the Company generated approximately $70,785 of gross written premium, recorded $63,383 of earned premium, and incurred $39,049 of loss and loss adjustment expense during the three months ended March 31, 2015. Additionally, during the three months ended March 31, 2015, the Company incurred $4,022 of commission expense before a $15,926 credit adjustment related to commission expense recognized in 2014.
In connection with the execution of the CL Reinsurance Agreement, the Commercial Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, between TIC and the Tower Companies whereby TIC, through a 100% quota share, reinsured at least 60% of the Tower Companies’ then in-force commercial lines policies and most new and renewal commercial lines business from January 3, 2014 forward, was terminated on a run-off basis, with the reinsurance of all policies reinsured under that agreement remaining in effect. During the three months ended March 31, 2014, the Company assumed $267,606 of gross written premium, recorded $91,519 earned premium, and incurred $58,668 of loss and loss adjustment expense related to the Cut-Through Reinsurance Agreement. Additionally, the Company incurred approximately $59,283 of commission expense and $3,879 of unallocated claims expense as part of the agreement during the three months ended March 31, 2014.

Commercial Lines MGA Agreement
ANA produces and manages all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies is reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The Company recorded $571 of commission under the CL MGA Agreement during the three months ended March 31, 2015. The commission income was recorded as a component of service and fee income.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re,” a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administers the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. As of March 31, 2015, the outstanding balance payable by the Tower Companies and CP Re related to the reimbursable costs was approximately $16,862.
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
The ACP Re Credit Agreement has a maturity date of September 15, 2021. Outstanding borrowings under the ACP Re Credit Agreement bear interest at a fixed annual rate of 7%, payable semi-annually on the last day of January and July. Fees payable to the Company for its service as Administrative Agent include an annual fee equal to $30, plus reimbursement of costs, expenses and certain other charges. The obligations of the Borrowers are secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries, and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).
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
As of March 31, 2015, the Company recorded $126,434 of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $2,188 for the three months ended March 31, 2015, under the ACP Re Credit Agreement.
Other Related Party Transactions

Lease Agreements

The Company has an office lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $465 and $467 of rent during the three months ended March 31, 2015 and 2014, respectively, for the leased office space.

The Company leases 15,765 square feet of office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The Company paid approximately $75 and $111 of rent during the three months ended March 31, 2015 and 2014, respectively, for the leased office space.

Equity investment

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments. The Company did not record any income from this investment during the three months ended March 31, 2015.

Use of the Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for the usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended March 31, 2015, Maiden paid the Company and AUI, in aggregate, $24 for the use of the company-owned aircraft. Maiden did not use the aircraft during the same period in 2014. During the the three months ended March 31, 2015 and 2014, NGHC paid the Company and AIU, in aggregate, $37 and $84, respectively, for the use of the company-owned aircraft.

In addition, for personal travel, Mr. Barry Zyskind, the Company’s President and Chief Executive Officer and Mr. Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, both Mr. Zyskind and Mr. Karfunkel have fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for their personal use of the respective company-owned aircraft. During the three months ended March 31, 2015 and 2014, Mr. Zyskind paid the Company and AUI, in aggregate, $212 and $54, respectively, for his personal use of the company-owned aircraft. During the three months ended March 31, 2015, Mr. Karfunkel paid the Company and AUI, in aggregate, $74 for his personal use of the company-owned aircraft. Mr. Karfunkel did not use the aircraft during the same period in 2014.

13. Significant Acquisitions

The following significant acquisitions occurred in 2015 and 2014:

CorePointe Insurance Company

On March 2, 2015, the Company acquired all of the issued and outstanding stock of CorePointe Insurance Company ("CorePointe"). CorePointe, a Michigan-based specialty property and casualty insurance company, markets commercial package insurance products primarily to automobile and motorcycle dealerships and auto repair shops. The majority of CorePointe's insurance products and services are distributed through managing general agents ("MGAs") with whom it has long-standing relationships. In 2014, Corepoint had revenue of approximately $50,782 and net income of approximately $4,118. The Company initially recorded an acquisition price of $68,774. The Company expects to complete its acquisition accounting in 2015. The Company initially recorded goodwill and intangible assets of approximately $1,973. CorePointe's results of operations are included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $4,663 of written premium related to CorePointe during the three months ended March 31, 2015.

TMI Solutions, LLC

On January 6, 2015, the Company acquired all of the issued and outstanding stock of TMI Solutions, LLC ("TMIS"). TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS's warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services and their customers include various Fortune 500 companies. The purchase agreement required the Company to pay approximately $29,503 in cash on the acquisition date and contained an earn-out provision that is contingent on TMIS meeting certain performance conditions over a three-year period. The Company initially recorded approximately $35,644 related to the contingent consideration and expects to complete its acquisition accounting in 2015. The Company initially recorded goodwill and intangible assets of approximately $63,060. TMIS's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, the Company recorded approximately $3,324 of service and fee income related to TMIS during the three months ended March 31, 2015.

Oryx Insurance Brokerage, Inc.

On January 6, 2015, the Company acquired all of the issued and outstanding stock of Oryx Insurance Brokerage, Inc. ("Oryx"). Oryx, established in 1996, is a managing general agent and wholesaler providing insurance products to the construction industry in upstate New York. For 2014, Oryx placed $80,000 in premiums through over 135 agencies with the majority of business underwritten by the Company. The purchase agreement required the Company to pay approximately $30,556 in cash on the acquisition date and contained an earn-out provision that is contingent on Oryx meeting certain performance conditions over a five-year period. The Company initially recorded approximately $12,444 related to the contingent consideration and expects to complete its acquisition accounting in 2015. The Company initially recorded goodwill and intangible assets of approximately $41,876. Oryx's results of operations are included as a component of the Specialty Program segment. Through its relationship with Oryx, the Company had approximately $33,930 and $30,643 of written premium during the three months ended March 31, 2015 and 2014, respectively. As a result of this acquisition, the Company recorded approximately $174 of service and fee income related to Oryx during the three months ended March 31, 2015. Additionally, the Company reduced its overall commission expense by approximately $1,025 during the three months ended March 31, 2015 as a result of this acquisition.

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

A summary of the assets acquired and liabilities assumed for Comp Options are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$80,051
Premium receivables	33,530
Prepaid expenses and other assets	6,642
Deferred tax asset	5,024
Goodwill and intangible assets	17,353
Total assets	$142,600

Liabilities
Loss and loss expense reserves	$55,752
Unearned premiums	34,364
Accrued expenses and other liabilities	16,561
Deferred tax liability	1,632
Total liabilities	$108,309
Cash paid	$34,291

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

As a result of this acquisition, the Company recorded approximately $28,056 of written premium and $811 of service and fee income related to Comp Options during the three months ended March 31, 2015.

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

A summary of the assets acquired and liabilities assumed for Insco Dico are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$130,031
Premium receivables	8,684
Reinsurance recoverable	5,799
Deferred tax asset	3,104
Other assets	1,783
Property and equipment	1,190
Goodwill and intangible assets	17,765
Total assets	$168,356

Liabilities
Unearned premiums	$25,715
Loss and loss expense reserves	25,210
Accrued expenses and other liabilities	10,210
Notes payable	10,000
Funds held for policyholders	5,864
Deferred tax liability	2,657
Total liabilities	$79,656
Cash paid	$88,700

The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The identifiable intangible assets consist of agency relationships, which have a 20 year life, and licenses that have an indefinite life.

As a result of this transaction, the Company recorded approximately $17,058 and $13,087 of written premium during the three months ended March 31, 2015 and 2014, respectively, related to Insco Dico. Additionally, the Company recorded approximately $188 and $359 of fee income during the three months ended March 31, 2015 and 2014, respectively, related to Insco Dico.

14. New Market Tax Credit

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

In addition to the capital contributions and loans from the Company, NGHC and KCDC, as part of the transaction, the Investment Funds received, directly and indirectly, proceeds of approximately $8,000 from two loans originating from state and local governments of Ohio. These loans are each for a period of 15 years and have a weighted average interest rate approximately of 2.0% per annum.

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

15. Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)

Issuance of Common Stock

During January and February 2015, the Company issued an aggregate of 3,450,000 shares of Common Stock in an underwritten public offering. Proceeds received from this offering were $172,500. Fees and expenses related to the offering were approximately $250.

Issuances of Preferred Stock

On March 19, 2015, the Company completed a public offering of 6,600,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series D, $0.01 par value per share (the "Series D Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series D Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series D Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s board of directors, at a rate of 7.50% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on June 15, 2015, from and including the date of original issuance. The Series D Preferred Stock represented by the depositary shares is not redeemable prior to March 19, 2020. After that date, the Company may redeem at its option, in whole or in part, the Series D Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. On March 19, 2015, the underwriters exercised, in part, their over-allotment option with respect to 700,000 additional depositary shares, each representing a 1/40th interest in a share of Series D Preferred Stock, on the same terms and conditions as the original issuance. A total of 7,300,000 depositary shares (equivalent to 182,500 shares of Series D Preferred Stock) were issued. Net proceeds from this offering, including the over-allotment, were $176,511. In addition, the Company incurred $5,989 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	2015			2014
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Balance, December 31,	$2,037,020	$159,181	$2,196,201	$1,449,643	$137,860	$1,587,503
Net income (loss)	160,065	3,761	163,826	101,792	(64)	101,728
Unrealized holding gain (loss)	7,270	—	7,270	40,873	—	40,873
Reclassification adjustment	(415)	—	(415)	(1,945)	—	(1,945)
Foreign currency translation	(65,353)	—	(65,353)	1,515	—	1,515
Unrealized gain on interest rate swap	27	—	27	192	—	192
Extinguishment of 2021 senior notes	(3,345)	—	(3,345)	—	—	—
Share exercises, compensation and other	5,224	—	5,224	5,708	—	5,708
Common share issuance (purchase), net	171,672	—	171,672	—	—	—
Common share dividends	(20,590)	—	(20,590)	(15,064)	—	(15,064)
Preferred stock issuance, net of fees	176,529	—	176,529	—	—	—
Preferred stock dividends	(5,369)	—	(5,369)	(1,941)	—	(1,941)
Capital contribution/(distribution), net	—	(611)	(611)	—	1,765	1,765
Balance, March 31,	$2,462,735	$162,331	$2,625,066	$1,580,773	$139,561	$1,720,334

During the three months ended March 31, 2015, net income related to non-controlling interest was $3,761. Additionally, net income related to redeemable non-controlling interest was $322. Net income for AmTrust, Non-controlling interest and Redeemable non-controlling interest totaled $164,148 for the three months ended March 31, 2015.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(14,776)	$75,013	$(1,321)	$(2,793)	$56,123
Other comprehensive income before reclassification	(100,543)	11,185	41	—	(89,317)
Amounts reclassed from accumulated other comprehensive income	—	(638)	—	—	(638)
Income tax expense	35,190	(3,692)	(14)	—	31,484
Net current-period other comprehensive income	(65,353)	6,855	27	—	(58,471)
Balance, March 31, 2015	$(80,129)	$81,868	$(1,294)	$(2,793)	$(2,348)

Balance December 31, 2013	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)
Other comprehensive income before reclassification	2,331	62,881	295	—	65,507
Amounts reclassed from accumulated other comprehensive income	—	(2,992)	—	—	(2,992)
Income tax benefit (expense)	(816)	(20,961)	(103)		(21,880)
Net current-period other comprehensive income (loss)	1,515	38,928	192	—	40,635
Balance, March 31, 2014	$4,097	$31,905	$(1,793)	$(1,738)	$32,471

16. Contingent Liabilities

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

17. Segments

The Company currently operates three business segments: Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Program. The Company also has a former segment, Personal Lines Reinsurance, which is in run-off and is now included within its Corporate and Other segment. The Corporate and Other segment also represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s stockholders with an understanding of the Company’s business and operating performance.

During each of the three months ended March 31, 2015 and 2014, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three months ended March 31, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three months ended March 31, 2015:
Gross written premium	$901,119	$470,870	$359,147	$—	$1,731,136

Net written premium	523,240	287,689	232,260	—	1,043,189
Change in unearned premium	(99,249)	41,442	(36,005)	—	(93,812)
Net earned premium	423,991	329,131	196,255	—	949,377

Loss and loss adjustment expense	(274,346)	(208,640)	(130,297)	—	(613,283)
Acquisition costs and other underwriting expenses	(109,679)	(70,265)	(51,732)	—	(231,676)
	(384,025)	(278,905)	(182,029)	—	(844,959)
Underwriting income	39,966	50,226	14,226	—	104,418
Service and fee income	26,632	67,762	333	18,159	112,886
Investment income and realized gain	23,246	16,740	10,150	90	50,226
Other expenses	(51,251)	(26,780)	(20,426)	—	(98,457)
Interest expense	(7,791)	(4,072)	(3,106)	—	(14,969)
Foreign currency gain	—	39,954	—	—	39,954
Gain on life settlement contracts	5,921	3,093	2,359	—	11,373
Provision for income taxes	(8,149)	(32,602)	(785)	(5,276)	(46,812)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	5,529	5,529
Net income attributable to AmTrust Financial Services, Inc.	$28,574	$114,321	$2,751	$18,502	$164,148

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three months ended March 31, 2014:
Gross written premium	$938,927	$447,203	$280,066	$—	$1,666,196

Net written premium	650,716	281,115	198,450	—	1,130,281
Change in unearned premium	(270,312)	(9,600)	(27,610)	6,292	(301,230)
Net earned premium	380,404	271,515	170,840	6,292	829,051

Loss and loss adjustment expense	(255,122)	(183,120)	(116,160)	(4,168)	(558,570)
Acquisition costs and other underwriting expenses	(88,028)	(52,865)	(43,886)	(1,830)	(186,609)
	(343,150)	(235,985)	(160,046)	(5,998)	(745,179)
Underwriting income	37,254	35,530	10,794	294	83,872
Service and fee income	22,103	56,225	150	12,480	90,958
Investment income and realized gain	13,644	14,105	6,054	163	33,966
Other expenses	(49,359)	(23,509)	(14,723)	—	(87,591)
Interest expense	(6,479)	(3,086)	(1,932)	—	(11,497)
Foreign currency loss	—	(1,852)	—	—	(1,852)
Gain on life settlement contracts	1,577	752	471	—	2,800
Provision for income taxes	(3,982)	(16,607)	(173)	(6,682)	(27,444)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	18,516	18,516
Net income attributable to AmTrust Financial Services, Inc.	$14,758	$61,558	$641	$24,771	$101,728

The following tables summarize net earned premium by major line of business, by segment, for the three months ended March 31, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three months Ended March 31, 2015:
Workers' compensation	$292,065	$—	$77,602	$—	$369,667
Warranty	—	151,531	—	—	151,531
Other liability	10,519	32,811	40,520	—	83,850
Commercial auto and liability, physical damage	51,920	3,440	35,233	—	90,593
Medical malpractice	—	36,311	—	—	36,311
Other	69,487	105,038	42,900	—	217,425
Total net earned premium	$423,991	$329,131	$196,255	$—	$949,377

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three months Ended March 31, 2014:
Workers' compensation	$247,302	$—	$52,648	$—	$299,950
Warranty	—	115,502	114	—	115,616
Other liability	8,257	47,215	72,268	—	127,740
Commercial auto and liability, physical damage	29,481	4,466	27,677	1,088	62,712
Medical malpractice	—	24,244	—	—	24,244
Other	95,364	80,088	18,133	5,204	198,789
Total net earned premium	$380,404	$271,515	$170,840	$6,292	$829,051

The following tables summarize total assets of the business segments as of March 31, 2015 and December 31, 2014:

(Amounts in Thousands)	March 31, 2015	December 31, 2014
Small Commercial Business	$6,923,780	$6,142,645
Specialty Risk and Extended Warranty	5,234,264	5,441,378
Specialty Program	2,642,906	2,248,901
Corporate and Other	10,726	14,444
	$14,811,676	$13,847,368

18. Subsequent Event

On May 6, 2015, the Company entered into a definitive agreement to acquire Warranty Solutions (“Warranty Solutions”) from Wells Fargo for approximately $152,000. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies, and 1,500 franchised and independent dealers. The acquisition is subject to regulatory approval and is expected to close in the third quarter of 2015. Warranty Solutions is comprised of Warranty Solutions Management Corporation, Heritage Indemnity Company, Westlake Insurance Company Ltd., Warranty Solutions Administrative Services, WS Aftermarket Services Corporation and Heritage Mechanical Breakdown Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, our estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holding Corp., ACP Re, Ltd., or third party agencies and warranty administrators, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We transact business primarily through our sixteen insurance subsidiaries domiciled in the United States and five insurance subsidiaries domiciled in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A"(Excellent) by A.M. Best Company ("A.M. Best").

For the three months ended March 31, 2015, our results of operations include activity for the following entities that were acquired subsequent to March 31, 2014:

•	CorePointe Insurance Company

•	TMI Solutions, LLC

•	Oryx Insurance Brokerage, Inc.

•	Comp Options Insurance Company

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 33.3% and 28.5% for the three months ended March 31, 2015 and 2014, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 89.0% and 89.9% for the three months ended March 31, 2015 and 2014, respectively. The following summary further describes our principal revenue and expense measures and key ratios that we use to evaluate our results of operations:

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

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2014 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2014 and the other half in 2015. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk. The coverages range in duration from one month to 120 months. Our U.S. warranty business has an average duration of 42 months, while our European warranty business has an average duration of 19 months and our European casualty business has an average duration of 12 months.

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

•	Broker services — We provide brokerage services to Maiden Holdings Ltd. ("Maiden") in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of certain subsidiaries of Maiden, NGHC and ACP Re, Ltd. ("ACP Re") for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to NGHC and its affiliates for a fee.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. Except as discussed below, we have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2014.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Gross written premium	$1,731,136	$1,666,196

Net written premium	$1,043,189	$1,130,281
Change in unearned premium	(93,812)	(301,230)
Net earned premium	949,377	829,051
Service and fee income (related parties $17,404, $12,200)	112,886	90,958
Net investment income	34,573	28,527
Net realized gain on investments	15,653	5,439
Total revenues	1,112,489	953,975
Loss and loss adjustment expense	613,283	558,570
Acquisition costs and other underwriting expenses (net of ceding commission - related party $118,687, $88,106)	231,676	186,609
Other	98,457	87,591
Total expenses	943,416	832,770
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	169,073	121,205
Other income (expense):
Interest expense (net of interest income - related party $2,188; $0)	(10,255)	(11,497)
Loss on extinguishment of debt	(4,714)	—
Net gain on investment in life settlement contracts net of profit commission	11,373	2,800
Foreign currency gain (loss)	39,954	(1,852)
Total other income (expense)	36,358	(10,549)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	205,431	110,656
Provision for income taxes	46,812	27,444
Income before equity in earnings of unconsolidated subsidiaries	158,619	83,212
Equity in earnings of unconsolidated subsidiaries – related party	5,529	18,516
Net income	164,148	101,728
Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(4,083)	64
Net income attributable to AmTrust Financial Services, Inc.	160,065	101,792
Dividends on preferred stock	(5,369)	(1,941)
Net income attributable to AmTrust common shareholders	$154,696	$99,851

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(1,016)	$(1,643)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	(1,016)	(1,643)
Other net realized gain on investments	16,669	7,082
Net realized investment gain	$15,653	$5,439

Key measures:
Net loss ratio	64.6%	67.4%
Net expense ratio	24.4%	22.5%
Net combined ratio	89.0%	89.9%

Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014

Gross Written Premium. Gross written premium increased $64.8 million, or 3.9%, to $1,731.1 million from $1,666.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $64.8 million is attributable to growth in our Specialty Risk and Extended Warranty segment and our Specialty Program segment. The majority of the increase in the Specialty Program segment resulted from expansion of our existing programs. The increase in Specialty Risk and Extended Warranty segment resulted from new business of approximately $53 million in the U.S., which was partially offset by declines in gross written premium in our European business due to the negative impact of currency fluctuation. Gross written premium declined slightly in our Small Commercial Business segment due to the assumption of $199.7 million of non-recurring premium during the first quarter of 2014, which primarily related to the assumption of unearned premium as part of the cut through reinsurance agreement with Tower.

Net Written Premium. Net written premium decreased $87.1 million, or (7.7)%, to $1,043.2 million from $1,130.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase (decrease) by segment was: Small Commercial Business - $(127.5) million, Specialty Risk and Extended Warranty - $6.6 million and Specialty Program – $33.8 million. Net written premium decreased for the three months ended March 31, 2015 compared to the same period in 2014 due to the decrease in the retention of gross written premium to 60.3% from 67.8% for the three months ended March 31, 2015 and 2014, respectively, primarily as a result of the assumption of non-recurring premium during the first quarter of 2014 that was not covered by the Maiden Quota Share. The decrease was partially offset by an increase in gross written premium during the equivalent periods.

Net Earned Premium. Net earned premium increased $120.3 million, or 14.5%, to $949.4 million from $829.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $43.6 million, Specialty Risk and Extended Warranty — $57.6 million and Specialty Program — $25.4 million. The increase in net earned premium resulted from an increase in net written premium of 22% on a trailing twelve-month basis, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share.

Service and Fee Income. Service and fee income increased $21.9 million, or 24.1%, to $112.9 million from $91.0 million for the three months ended March 31, 2015 and 2014, respectively. We increased service and fee income by $6.4 million during the first quarter of 2015 from acquisitions, which primarily included Comp Options Insurance Company, Inc., Oryx Insurance Brokerage, Inc. and TMI Solutions, LLC. Services provided to Maiden, NGHC and ACP Re generated higher fees of approximately $5.2 million during the three months ended March 31, 2015 compared to the same period in 2014. Fees increased in the Specialty Risk and Extended Warranty segment by approximately $4.2 million during the first quarter of 2015 compared to the same period in 2014 for the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services. Finally, we generated an additional $1.7 million in fees for acting as servicing carrier for workers' compensation assigned risk plans during the first quarter of 2015 compared to the first quarter of 2014.

Net Investment Income. Net investment income increased $6.0 million, or 21.2%, to $34.6 million from $28.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during the three months ended March 31, 2015 compared to the same period in 2014 as a result of investing certain proceeds from common and preferred stock offerings in 2014 and 2015 and the acquisitions of Corepoint Insurance Company and Comp Options Insurance Company.

Net Realized Gains on Investments. We had a net realized gain on investments of $15.7 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in the realized gains for the three months ended March 31, 2015 compared to the same period in 2014 resulted primarily from the sale of a larger number of securities during the three months ended March 31, 2015 compared to March 31, 2014. Additionally, we recognized a realized gain of $0.8 million on held securities classified as trading securities as of March 31, 2015. We had no corresponding gain during the first quarter of 2014. We impaired one security for approximately $1.0 million and $1.7 million during the three months ended March 31, 2015 and 2014, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $54.7 million, or 9.8%, to $613.3 million for the three months ended March 31, 2015 from $558.6 million for the three months ended March 31, 2014. Our loss ratio for the three months ended March 31, 2015 and 2014 was 64.6% and 67.4%, respectively. The decrease in loss ratio impacted all three of our segments. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years. A majority of the decrease resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $45.1 million, or 24.2%, to $231.7 million for the three months ended March 31, 2015 from $186.6 million for the three months ended

March 31, 2014. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended March 31, 2015 and 2014 was $118.7 million and $88.1 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and was consistent period over period as a percentage of earned premium. The expense ratio increased to 24.4% during the three months ended March 31, 2015 from 22.5% during the three months ended March 31, 2014, primarily in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The increase in the expense ratio related to the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $47.9 million, or 39.5%, to $169.1 million for the three months ended March 31, 2015 from $121.2 million for the three months ended March 31, 2014. The $47.9 million increase resulted primarily from an increase in earned premium, lower loss ratio, and higher net investment income, partially offset by a higher expense ratio period over period.

Net Interest Expense. Net interest expense for the three months ended March 31, 2015 was $10.3 million, compared to $11.5 million for the same period in 2014. The decrease in net interest expense related primarily to interest income of approximately $2.2 million related to our $125 million loan to ACP Re, which occurred during the third quarter of 2014. The decrease was partially offset by an increase in interest expense of approximately $1.0 million related to the use of the ING credit facility.

 Net Gain on Investment in Life Settlement Contracts Net of Profit Commission. We recognized a gain on investment in life settlement contracts of $11.4 million for the three months ended March 31, 2015 compared to a gain of $2.8 million for the three months ended March 31, 2014. The increase related primarily to increases in the fair value of the life settlement contracts without a corresponding increase in premium payments as well as three maturities in the three months ended March 31, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction gain increased $41.8 million during the three months ended March 31, 2015 to $40.0 million from a transaction loss of $1.9 million during the three months ended March 31, 2014. The increase during the three months ended March 31, 2015 resulted from internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company during the three months ended March 31, 2015.

Provision for Income Tax. Provision for income tax for the three months ended March 31, 2015 was $46.8 million, which resulted in an effective tax rate of 22.8%, compared to income tax expense of $27.4 million, which resulted in an effective tax rate of 24.8% for the three months ended March 31, 2014. The decrease in the effective tax rate during the three months ended March 31, 2015 resulted primarily from the favorable adjustments related to our investment in NGHC, partially offset by changes in the permanent differences during the three months ended March 31, 2015. The Company did not utilize any equalization reserves of our Luxembourg reinsurers during the three months ended March 31, 2015 and 2014, respectively.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Party. Equity in earnings of unconsolidated subsidiaries - related party decreased by $13.0 million for the three months ended March 31, 2015 to $5.5 million compared to $18.5 million for the three months ended March 31, 2014. The decrease resulted primarily from a realized gain of approximately $14.7 million in 2014 from a decrease in our ownership percentage of NGHC from 15.4% to 13.2% as a result of NGHC's sale of shares in a Rule 144A offering in February 2014.

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Gross written premium	$901,119	$938,927

Net written premium	$523,240	$650,716
Change in unearned premium	(99,249)	(270,312)
Net earned premium	423,991	380,404

Loss and loss adjustment expense	(274,346)	(255,122)
Acquisition costs and other underwriting expenses	(109,679)	(88,028)
	(384,025)	(343,150)
Underwriting income	$39,966	$37,254

Key measures:
Net loss ratio	64.7%	67.1%
Net expense ratio	25.9%	23.1%
Net combined ratio	90.6%	90.2%

Gross Written Premium.  Gross written premium decreased $37.8 million, or 4.0%, to $901.1 million for the three months ended March 31, 2015 from $938.9 million for the three months ended March 31, 2014. The decrease in gross written premium resulted from the assumption of $199.7 million of non-recurring premium during the first quarter of 2014, the majority of which was from the cut through reinsurance agreement with Tower. Without the impact of the non-recurring premium, gross written premium increased $161.9 million, or 21.9%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The majority of the increase was attributable to an increase in the number of policies issued for both workers' compensation policies and commercial package policies. Approximately 55% of this increase was primarily from the states of California, Florida, New Jersey and New York. Additionally, the acquisition of Comp Options Insurance Company and CorePointe Insurance Company contributed approximately $33 million of incremental gross written premium for the three months ended March 31, 2015.

Net Written Premium. Net written premium decreased $127.5 million, or 19.6%, to $523.2 million for the three months ended March 31, 2015 from $650.7 million for the three months ended March 31, 2014. The decrease resulted from a decrease in gross written premium for the three months ended March 31, 2015 compared to the same period in 2014, as well as the 2014 assumption of $199.7 million of non-recurring premium that was not subject to the Maiden Quota Share. Our retention of gross written premium for the segment was 58.1% and 69.3% for the three months ended March 31, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium increased $43.6 million, or 11.5%, to $424.0 million for the three months ended March 31, 2015 from $380.4 million for the three months ended March 31, 2014. As premiums written are earned ratably over an annual period, the increase in net written premium resulted from higher net written premium of 23% for the twelve months ended March 31, 2015 compared to the same period in 2014, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share. The increase was partially offset by unearned premium assumed from Tower in the first three months of 2014, which was fully earned in the first three months of 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $19.2 million, or 7.5%, to $274.3 million for the three months ended March 31, 2015 from $255.1 million for the three months ended March 31, 2014. Our loss ratio for the segment for the three months ended March 31, 2015 decreased to 64.7% compared to 67.1% for the three months ended March 31, 2014. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in the prior period. The decrease in the loss ratio resulted from having improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $21.7 million, or 24.7%, to $109.7 million for the three months ended March 31, 2015 from $88.0 million for the three months ended March 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended March 31, 2015 and 2014 of $56.1 million and $42.0 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 25.9% and 23.1% for the three months ended March 31, 2015 and 2014, respectively. The increase in expense ratio related to changes in business mix. The non-recurring unearned premium was acquired at lower acquisition costs than our traditional business. We also incurred higher salary expense related to servicing Tower's commercial lines business written or assumed under our Commercial Lines Master Agreement. Additionally, the increase in the expense ratio resulted from the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $2.7 million, or 7.3%, to $40.0 million for the three months ended March 31, 2015 from $37.3 million for the three months ended March 31, 2014. The increase resulted primarily from a lower loss ratio during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, partially offset by an increase in the expense ratio period over period.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Gross written premium	$470,870	$447,203

Net written premium	$287,689	$281,115
Change in unearned premium	41,442	(9,600)
Net earned premium	329,131	271,515

Loss and loss adjustment expense	(208,640)	(183,120)
Acquisition costs and other underwriting expenses	(70,265)	(52,865)
	(278,905)	(235,985)
Underwriting income	$50,226	$35,530

Key measures:
Net loss ratio	63.4%	67.4%
Net expense ratio	21.3%	19.5%
Net combined ratio	84.7%	86.9%

Gross Written Premium. Gross written premium increased $23.7 million, or 5.3%, to $470.9 million for the three months ended March 31, 2015 from $447.2 million for the three months ended March 31, 2014. The segment experienced growth primarily in the U.S., while growth in our European business was flat. The majority of the increase in new business in the U.S. resulted from the assumption of unearned premium transfer of approximately $33 million. The overall increase in gross written premium was partially offset by declines in currencies utilized by our European insurance companies, which negatively impacted gross written premium by approximately $37 million.

Net Written Premium. Net written premium increased $6.6 million, or 2.3%, to $287.7 million for the three months ended March 31, 2015 from $281.1 million for the three months ended March 31, 2014. The increase in net written premium resulted from an increase of gross written premium for the three months ended March 31, 2015 compared to the same period in 2014, partially offset by our cession of a greater percentage of gross written premium to reinsurers during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 61.1% and 62.9% for the three months ended March 31, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium increased $57.6 million, or 21.2%, to $329.1 million for the three months ended March 31, 2015 from $271.5 million for the three months ended March 31, 2014. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from growth in net written premium during the three months ended March 31, 2015 compared to March 31, 2014. Additionally, the increase related to the assumption of approximately $33 million of unearned premium during the three months ended March 31, 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $25.5 million, or 13.9%, to $208.6 million for the three months ended March 31, 2015 from $183.1 million for the three months ended March 31, 2014. Our loss ratio for the segment for the three months ended March 31, 2015 decreased to 63.4% compared to 67.4% for the same period in 2014. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years primarily in our domestic business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $17.4 million, or 32.9%, to $70.3 million for the three months ended March 31, 2015 from $52.9 million for the three months ended March 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended March 31, 2015 and 2014 of $36.3 million and $25.2 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. As a result, the expense ratio increased to 21.3% for the three months ended March 31, 2015 from 19.5% for the three months ended March 31, 2014. In addition, a part of the increase in the expense ratio related to changes in business mix as premium generated by AmTrust at Lloyd's has higher policy acquisition costs than the average costs associated with other business in this segment.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $14.7 million, or 41.4%, to $50.2 million for the three months ended March 31, 2015 from $35.5 million for the three months ended March 31, 2014. The increase was attributable primarily to a decrease in the segment’s loss ratio, partially offset by an increase in the expense ratio during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Specialty Program Segment Results of Operations for The Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Gross written premium	$359,147	$280,066

Net written premium	$232,260	$198,450
Change in unearned premium	(36,005)	(27,610)
Net earned premium	196,255	170,840

Loss and loss adjustment expense	(130,297)	(116,160)
Acquisition costs and other underwriting expenses	(51,732)	(43,886)
	(182,029)	(160,046)
Underwriting income	$14,226	$10,794

Key measures:
Net loss ratio	66.4%	68.0%
Net expense ratio	26.4%	25.7%
Net combined ratio	92.8%	93.7%

Gross Written Premium.  Gross written premium increased $79.1 million, or 28.2%, to $359.1 million for the three months ended March 31, 2015 from $280.1 million for the same period in 2014. The majority of the increase in gross written premium resulted from expansion of existing programs, which included primarily commercial automotive and general liability programs.

Net Written Premium.  Net written premium increased $33.8 million, or 17.0%, to $232.3 million for the three months ended March 31, 2015 from $198.5 million for the same period in 2014. The increase in net written premium resulted from an increase in gross written premium for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, partially offset by our cession of a greater percentage of gross written premium to reinsurers during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 64.7% and 70.9% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the retention of gross written premium in 2015 related to an increase in business written that is covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $25.4 million, or 14.9%, to $196.3 million for the three months ended March 31, 2015 from $170.8 million for the same period in 2014. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the three months ended March 31, 2015 compared to the same period in 2014, partially offset by lower retention of gross written premium.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $14.1 million, or 12.2%, to $130.3 million for the three months ended March 31, 2015, compared to $116.2 million for the same period in 2014. Our loss ratio for the segment for the three months ended March 31, 2015 was 66.4% compared to 68.0% for the three months ended March 31, 2014. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years. The decrease in the loss ratio resulted from increases in rates combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $7.8 million, or 17.9%, to $51.7 million for the three months ended March 31, 2015 from $43.9 million for the same period in 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended March 31, 2015 and 2014 of $26.3 million and $20.9 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.4% for the three months ended March 31, 2015 compared to 25.7% for the three months ended March 31, 2014. The increase in the expense ratio during the three months ended March 31, 2015 related to the issuance of a higher percentage of commercial automotive and general liability business, which have higher policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in the combined ratio increased $3.4 million, or 31.8%, to $14.2 million for the three months ended March 31, 2015 from $10.8 million for the same period in 2014. The increase of $3.4 million resulted primarily from an increase in earned premium during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, partially offset by a higher expense ratio.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $439 million and $305 million in the three months ended March 31, 2015 and 2014, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$197,364	$411,113
Investing activities	(240,775)	(484,661)
Financing activities	148,994	(218,447)

Net cash provided by operating activities for the three months ended March 31, 2015 decreased compared to cash provided by operating activities in the three months ended March 31, 2014. The decrease in cash provided from operations resulted primarily from an decrease in net written premium written in 2015 compared to 2014.

Net cash used in investing activities was approximately $241 million during the three months ended March 31, 2015 and consisted primarily of approximately $108 million for the net purchase of fixed maturity, equity securities and short-term investments, approximately $31 million for restricted cash, approximately $118 million for acquisitions and approximately $22 million for capital expenditures, partially offset by the net proceeds of approximately $53 million received from the maturity of life settlements. Net cash used in investing activities was $485 million for the three months ended March 31, 2014 and consisted primarily of approximately $357 million for the net purchase of fixed maturity, equity securities, and short-term investments approximately $43 million for restricted cash, approximately $68 million for acquisitions, approximately $11 million for the acquisition of and premium payments for life settlement contracts, and approximately $9 million for capital expenditures.

Net cash provided by financing activities was approximately $149 million for the three months ended March 31, 2015 compared to approximately $218 million net cash used in financing activities during the three months ended March 31, 2014. In 2015, we issued preferred stock for approximately $177 million and common stock for approximately $172 million, which was partially offset by common and preferred stock dividends paid of $25 million, paying down the balance on the revolving credit facility of $120 million and paying approximately $54 million in settlements of conversions of our 2021 Notes. During the three months ended March 31, 2014, cash used in financing activities was approximately $218 million, of which approximately $199 million was used to settle repurchase agreements, $13 million was used to pay dividends, and $10 million was used to pay off a promissory note from the acquisition of Insco Dico. The use of cash was partially offset by the receipt of approximately $2 million cash capital contributions from non-controlling interest.

Other Material Changes in Financial Position

(Amounts in thousands)	March 31, 2015	December 31, 2014
Selected Assets:
Fixed maturities, available-for-sale	$4,419,313	$4,253,274
Premium receivable, net	2,134,647	1,851,682
Selected Liabilities:
Loss and loss expense reserve	5,886,149	5,664,205
Unearned premium	3,704,419	3,447,203
Accrued expense and other current liabilities	1,164,564	991,504

The increase in fixed maturities, available-for-sale, from December 31, 2014 to March 31, 2015 was primarily attributable to the acquisition of CorePointe and utilization of excess cash from equity offerings during the three months ended March 31, 2015. The increase in premium receivable, net related to the acquisition of CorePointe and increased premium writing in the first quarter of 2015. The increase in loss and loss expense reserve and unearned premium related to an increase in gross written premium during the three months ended March 31, 2015 compared to 2014, and the acquisition of CorePointe. The increase in accrued expense and other current liabilities was a result of the acquisition of CorePointe as well as general increase in business activities.

Common Stock

During the three months ended March 31, 2015, we issued 3,450,000 shares of our Common Stock in an underwritten public offering, resulting in net cash proceeds of approximately $172.5 million.

Preferred Stock

Since 2013, we have issued four separate series of non-cumulative preferred stock. We accomplished three of these offerings (Series B, C and D) by issuing depositary shares, each representing a 1/40th interest in a share of the particular series of preferred stock. Dividends on the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year.

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the three months ended March 31, 2015 ($ in thousands)
A	6.75	4,600,000	N/A	25	111,130	1,941
B	7.25	105,000	4,200,000	1,000	101,702	1,903
C	7.625	80,000	3,200,000	1,000	77,480	1,525
D	7.50	182,500	7,300,000	1,000	176,529	—	(1)

(1) If declared, dividends on the Series D Preferred Stock represented by depositary shares will commence on June 15, 2015.

For a detailed description of our Series A Preferred Stock and Series B and C Preferred Stock represented by depositary shares, refer to Note 20. “Stockholder’s Equity” in Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K. For a detailed description related to our Series D Preferred Stock represented, refer to Note 15. “Stockholder’s Equity and Accumulated Other Comprehensive Income (Loss)” to the accompanying financial statements included elsewhere in this report.

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of March 31, 2015, we had outstanding letters of credit in place under this Credit Agreement for $120.8 million, which reduced the availability for letters of credit to $54.2 million, and the availability under the facility to $229.2 million.

Borrowings under this credit facility bear interest at either the Alternate Base Rate or the LIBO rate. Borrowings bearing interest at a rate determined by reference to the Alternate Base Rate will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5% or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1.0%, plus (y) a margin ranging from 0.125% to 0.625%, adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin ranging from 1.125% to 1.625%, adjusted on the basis of our consolidated leverage ratio.

Fees payable by us under this credit facility include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on our consolidated leverage ratio, which was 0.20%).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $0.8 million and $0.3 million for three months ended March 31, 2015 and 2014, respectively.

ING letter of credit facility

We use this £235 million letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account. The facility is 40% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII's then-current financial strength rating issued by A.M. Best. As of March 31, 2015, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the AII's A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and pay a facility fee upon closing of 0.15% of the total aggregate commitment.

As of March 31, 2015, the Company had outstanding letters of credit of £230.5 million (or $341.7 million) in place under this credit facility. The aggregated unutilized amount under this facility was £4.5 million (or $6.7 million) as of March 31, 2015. We recorded total interest expense of approximately $1.0 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively.

Other letters of credit facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.5 million was utilized as of March 31, 2015. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $1.0 million as of March 31, 2015.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 7. "Debt" to the accompanying financial statements included elsewhere in this report.

Outstanding Notes

Convertible Debt

We have outstanding $159 million of Convertible Senior Notes due 2044 ("2044 Notes") that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally we have outstanding$12.2 million of Convertible Senior Notes due 2021 ("2021 Notes") that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $3 million during the three month ended March 31, 2015. Interest expense recognized on the 2021 Notes was $0.3 million for the three months ended March 31, 2015. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 7. “Debt” to the accompanying consolidated financial statements included elsewhere in this report.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of March 31, 2015, the consolidated leverage ratio was less than 30%. Interest expense recognized on these notes was approximately $3.9 million for the three months ended March 31, 2015. For further information on these notes, including restrictive covenants and events of default, see Note 7. "Debt" to the accompanying financial statements included elsewhere in this report.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three months ended March 31, 2015.

Contractual Obligations

During the three months ended March 31, 2015, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Reinsurance

 Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. We have not experienced any significant changes to our reinsurance programs since December 31, 2014. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Reinsurance Company Ltd., see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2014.

Investment Portfolio

Our investment portfolio, which consists of cash, cash equivalents, restricted cash and cash equivalents, fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $288 million, or 5.2%, to $5.8 billion for the three months ended March 31, 2015 from $5.5 billion as of December 31, 2014. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the three months ended March 31, 2015 compared to December 31, 2014 was primarily attributable to the acquisition of CorePointe Insurance Company, Inc. and the issuance of common and preferred stock. Our fixed maturity securities had a fair value of $4.4 billion and an amortized cost of $4.3 billion as of March 31, 2015. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $125.2 million with a cost of $125.6 million as of March 31, 2015.

Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. As of March 31, 2015, we have approximately $16.6 million of securities sold but not yet purchased, primarily consisted of equity securities.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	March 31, 2015		December 31, 2014
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,214,635	20.9%	$1,088,975	19.7%
Short-term investments	42,668	0.7	63,916	1.2
U.S. treasury securities	57,725	1.0	43,870	0.8
U.S. government agencies	19,745	0.3	13,538	0.2
Municipals	478,819	8.3	482,041	8.7
Foreign government	109,428	1.9	112,731	2.0
Commercial mortgage back securities	90,803	1.6	38,685	0.7
Residential mortgage backed securities:
Agency backed	943,379	16.3	975,782	17.7
Non-agency backed	76,864	1.3	22,503	0.4
Asset-backed securities	8,437	0.1	710	—
Corporate bonds	2,634,113	45.4	2,563,414	46.6
Preferred stocks	4,999	0.1	3,506	0.1
Common stocks	120,229	2.1	104,287	1.9
	$5,801,844	100.0%	$5,513,958	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2015 and December 31, 2014, as rated by Standard and Poor’s.

	March 31, 2015	December 31, 2014
U.S. Treasury	1.3%	1.0%
AAA	17.8	6.7
AA	27.5	39.0
A	27.9	27.9
BBB, BBB+, BBB-	22.9	23.4
BB, BB+, BB-	2.1	1.6
B, B+, B-	0.1	0.1
Other	0.4	0.3
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.97	3.2	1.95	3.9
U.S. government agencies	2.84	6.6	2.80	4.5
Foreign government	2.29	5.6	2.30	5.8
Corporate bonds	3.37	5.5	3.09	5.3
Municipals	3.54	6.8	3.48	5.3
Mortgage and asset backed	3.31	3.8	3.24	4.1

As of March 31, 2015, the weighted average duration of our fixed income securities was 5.1 years and had a yield of 3.3%.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an other than temporary impairment ("OTTI") with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

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

The impairment charges of our fixed and equity securities classified as available-for-sale for the three months ended March 31, 2015 and 2014 are presented in the table below:

(Amounts in Thousands)	2015	2014
Equity securities	$1,016	$1,643
Fixed maturity securities	—	—
	$1,016	$1,643

Additionally, we had gross unrealized losses of $54.1 million related to available-for-sale fixed maturity securities and $5 million related to available-for-sale equity securities during the three months ended March 31, 2015.

As of March 31, 2015, we own 1,942 purchase lots of corporate bonds in the industrial, bank and financial and other sectors, which account for approximately 28%, 29% and 3%, respectively, and 60% in the aggregate of the total fair value of our fixed maturity securities, and 39%, 49% and 6%, respectively, and 94% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $5 million as of March 31, 2015 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities (excluding $42.7 million of short-term deposits) with a fair value of $4.4 billion and carrying value of $4.3 billion as of March 31, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of March 31, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$3,988,379	$(430,934)	(17.5)%
100 basis point increase	4,195,746	(223,567)	(9.1)%
No change	4,419,313	—	—
100 basis point decrease	4,643,643	224,330	9.1%
200 basis point decrease	4,889,508	470,195	19.1%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $760.9 million of debt instruments of which $586.5 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $51.8 million after tax realized currency loss based on our outstanding foreign denominated reserves of $1,595.0 million at March 31, 2015.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2015, the equity securities in our investment portfolio had a fair value of $125.2 million, representing approximately 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2015.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
25% increase	$156,535	$31,307	1.3%
No change	125,228	—
25% decrease	93,921	(31,307)	(1.3)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at their fair value and as of March 31, 2015 was $16.6 million for equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2015.

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file of submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We and certain of our officers are defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purport to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiffs and approving the selection of co-lead counsel. On September 4, 2014, the lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 11 of the Securities Act of 1933, as amended, and seeks damages in an unspecified amount, attorney’s fees and other relief. The lead plaintiffs assert the Section 11 claim on behalf of persons or entities who purchased our Series A preferred stock in or traceable to our public offering on June 5, 2013, and did not sell those shares of Series A preferred stock prior to December 12, 2013. On October 24, 2014, we filed a motion to dismiss the consolidated amended complaint, which the lead plaintiffs opposed on December 10, 2014. On January 14, 2015, we filed our reply in support of the motion to dismiss. The motions to dismiss and the opposition motion remain pending. The parties have not commenced discovery.

In addition, we have received three stockholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records. On April 7, 2015, one of those stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against our board of directors, Leah Karfunkel, and ACP Re, Ltd., as defendants. The stockholder purports to bring the derivative action on our behalf, alleging breaches of the duties of loyalty and care on the part of our directors related to our transactions involving Tower Group International, Ltd. The complaint seeks damages, disgorgement and reform of our governance practices.

We believe the allegations in the securities class action lawsuit and the derivative action to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our board of directors approved a $150 million share repurchase program. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. During the three months ended March 31, 2015, we repurchased 10,505 shares pursuant to the authorized plan from December 2013.

During the three months ended March 31, 2015, we repurchased 37,783 shares of our common stock from one employee in connection with the vesting of restricted stock issued to this employee under our 2010 Omnibus Inventive Plan, as amended ("the Plan"). The shares were withheld at the direction of the employee as permitted under the Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of restricted stock.

The following table summarizes the Company’s stock repurchases for the three-month period ended March 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
January 1 - 31, 2015	10,505	$55.00	10,505	$90,298,041
February 1 - 28, 2015	37,783	55.60	—	90,298,041
March 1 - 31, 2015	—	—	—	—
Total	48,288	$—	10,505	$90,298,041

(1) Includes 37,783 shares that were withheld to satisfy tax withholding amounts due from the employee upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1
Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015).

4.1
Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015).

4.2
Deposit Agreement, dated March 19, 2015, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015).

4.3	Form of depositary receipt (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2015.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2015.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2015.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2015.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	May 11, 2015	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer