Form 10-Q
period 2015-06-30
Amtrust Financial Services, Inc.
filed 2015-08-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes      ☐ No      ☒

As of August 3, 2015, the Registrant had one class of Common Stock ($.01 par value), of which 82,672,280 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(In Thousands, Except Par Value)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $4,814,001; $4,137,146)	$4,842,644	$4,253,274
Equity securities, available-for-sale, at fair value (cost $99,595; $84,075)	103,093	81,044
Equity securities, trading, at fair value (cost $29,668; $25,407)	30,652	26,749
Short-term investments	41,707	63,916
Equity investment in unconsolidated subsidiaries – related party	126,919	119,712
Other investments (recorded at fair value $14,759; $13,315)	45,572	31,186
Securities pledged, at fair value (amortized cost of $51,862; $0)	50,801	—
Total investments	5,241,388	4,575,881
Cash and cash equivalents	845,972	902,750
Restricted cash and cash equivalents	248,940	186,225
Accrued interest and dividends	38,167	42,173
Premiums receivable, net	2,376,818	1,851,682
Reinsurance recoverable (related party $1,824,707; $1,517,499)	2,799,007	2,440,627
Prepaid reinsurance premium (related party $1,136,562; $918,505)	1,583,560	1,302,848
Other assets (related party $169,615; $136,516; recorded at fair value $267,393; $264,517)	1,203,899	1,094,943
Deferred policy acquisition costs	695,150	628,383
Property and equipment, net	180,822	154,175
Goodwill	422,357	352,685
Intangible assets	330,871	314,996
	$15,966,951	$13,847,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$6,380,845	$5,664,205
Unearned premiums	3,868,747	3,447,203
Ceded reinsurance premiums payable (related party $535,843; $410,075)	831,665	683,421
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $47,242; $31,619)	1,289,511	991,504
Deferred income taxes	35,257	106,363
Debt	927,604	757,871
Total liabilities	13,333,629	11,650,567
Commitments and contingencies
Redeemable non-controlling interest	977	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,221 and 98,211 issued in 2015 and 2014, respectively; 82,637 and 77,739 outstanding in 2015 and 2014, respectively	982	980
Preferred stock, $.01 par value; 10,000 shares authorized, 4,968 and 4,785 issued and outstanding in 2015 and 2014, respectively, Aggregated liquidation preference $482,500, $300,000 in 2015 and 2014, respectively	482,500	300,000
Additional paid-in capital	1,118,231	1,022,769
Treasury stock at cost; 15,584 and 20,472 shares in 2015 and 2014, respectively	(222,240)	(297,586)
Accumulated other comprehensive (loss) income, net of tax	(48,545)	56,123
Retained earnings	1,138,929	954,734
Total AmTrust Financial Services, Inc. equity	2,469,857	2,037,020
Non-controlling interest	162,488	159,181
Total stockholders’ equity	2,632,345	2,196,201
	$15,966,951	$13,847,368

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premium income:
Net written premium	$1,008,721	$923,670	$2,051,910	$2,053,951
Change in unearned premium	(39,751)	(48,733)	(133,563)	(349,963)
Net earned premium	968,970	874,937	1,918,347	1,703,988
Service and fee income (related parties - three months $21,281; $15,118 and six months $38,685; $27,318)	107,737	99,542	220,623	190,500
Net investment income	36,283	32,594	70,856	61,121
Net realized and unrealized (loss) gain on investments	(2,642)	3,906	13,011	9,345
Total revenues	1,110,348	1,010,979	2,222,837	1,964,954
Expenses:
Loss and loss adjustment expense	638,475	587,233	1,251,758	1,145,803
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $129,222; $91,245 and six months $247,909; $179,351)	238,710	208,060	470,386	394,669
Other	98,130	87,588	196,587	175,179
Total expenses	975,315	882,881	1,918,731	1,715,651
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	135,033	128,098	304,106	249,303
Other income (expense):
Interest expense (net of interest income - related party - three months $2,211; $0 and six months $4,399; $0)	(9,646)	(12,587)	(19,901)	(24,084)
Loss on extinguishment of debt	—	—	(4,714)	—
Gain (loss) on investment in life settlement contracts net of profit commission	3,096	(5,070)	14,469	(2,270)
Foreign currency (loss) gain	(47,320)	1,084	(7,366)	(768)
Gain on sale of subsidiary	—	6,631	—	6,631
Total other expense	(53,870)	(9,942)	(17,512)	(20,491)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	81,163	118,156	286,594	228,812
Provision for income taxes	4,472	17,966	51,284	45,410
Income before equity in earnings of unconsolidated subsidiaries	76,691	100,190	235,310	183,402
Equity in earnings of unconsolidated subsidiaries – related parties	4,042	3,999	9,571	22,515
Net income	$80,733	$104,189	$244,881	$205,917
Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(1,346)	4,026	(5,429)	4,090
Net income attributable to AmTrust Financial Services, Inc.	$79,387	$108,215	$239,452	$210,007
Dividends on preferred stock	(8,639)	(1,941)	(14,008)	(3,882)
Net income attributable to AmTrust common stockholders	$70,748	$106,274	$225,444	$206,125
Earnings per common share:
Basic earnings per share	$0.86	$1.41	$2.75	$2.75
Diluted earnings per share	$0.84	$1.33	$2.69	$2.60
Dividends declared per common share	$0.25	$0.20	$0.50	$0.40
Net realized gain on investments:
Total other-than-temporary impairment loss	$(1,466)	$(1,896)	$(2,482)	$(3,539)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(1,466)	(1,896)	(2,482)	(3,539)
Other net realized (loss) gain on available for sale securities and unrealized (loss) gain on trading securities	(1,176)	5,802	15,493	12,884
Net realized investment (loss) gain	$(2,642)	$3,906	$13,011	$9,345

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$80,733	$104,189	$244,881	$205,917
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	14,021	6,288	(51,332)	7,803
Change in fair value of interest rate swap	163	42	190	234
Gross unrealized holding (loss) gain, net of tax	(59,591)	46,578	(52,321)	87,451
Reclassification adjustments - Other net realized gain on investments	(790)	149	(1,205)	(1,796)
Other comprehensive (loss) income, net of tax	$(46,197)	$53,057	$(104,668)	$93,692
Comprehensive income	34,536	157,246	140,213	299,609
Less: Comprehensive income (loss) attributable to redeemable non-controlling interest and non-controlling interest	1,346	(4,026)	5,429	(4,090)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$33,190	$161,272	$134,784	$303,699

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$244,881	$205,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,519	29,328
Net amortization of bond premium or discount	6,537	9,573
Equity earnings on investment in unconsolidated subsidiaries	(9,571)	(22,515)
(Gain) loss on investment in life settlement contracts, net	(14,469)	2,270
Realized gain on available for sale securities and unrealized gain on trading securities	(15,493)	(12,884)
Non-cash write-down of available for sale securities	2,482	3,539
Discount on notes payable	2,769	1,585
Stock based compensation	10,436	8,661
Loss on extinguishment of debt	4,714	—
Bad debt expense	7,724	12,607
Foreign currency loss	7,366	768
Gain on sale of subsidiary	—	(6,631)
Changes in assets - (increase) decrease:
Premiums and note receivables	(536,715)	(289,596)
Reinsurance recoverable	(355,989)	(310,426)
Deferred policy acquisition costs, net	(66,026)	(163,056)
Prepaid reinsurance premiums	(280,712)	(208,020)
Other assets	(124,061)	(86,494)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	155,340	150,814
Loss and loss expense reserve	664,495	689,825
Unearned premiums	394,994	611,575
Funds held under reinsurance treaties	13,525	19,763
Accrued expenses and other current liabilities	189,847	53,644
Deferred tax liability	(158,508)	(42,566)
Net cash provided by operating activities	182,085	657,681
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,168,051)	(1,084,823)
Purchases of equity securities, available-for-sale	(14,923)	(102,722)
Purchase of equity securities, trading	(109,555)	—
Purchase of other investments	(27,234)	(3,317)
Sales and maturity of fixed maturities, available-for-sale	560,386	630,456
Sales of equity securities, available-for-sale	12,184	92,391
Sales of equity securities, trading	108,325	—
Sales of other investments	13,337	17,373
Net sales (purchases) of short term investments	42,501	37,542
Acquisition of life settlement contracts	—	(25,419)
Receipt of life settlement contract proceeds	81,014	5,027
Acquisition of subsidiaries, net of cash obtained	(121,401)	(75,922)
Sale of subsidiary, net of cash for subsidiary	—	20,059
Increase in restricted cash and cash equivalents	(62,715)	(80,628)
Purchase of property and equipment	(44,386)	(22,544)
Net cash used in investing activities	(730,518)	(592,527)

Cash flows from financing activities:
Revolving credit facility borrowings	430,000	—
Revolving credit facility payments	(365,000)	—
Repurchase agreements, net	48,819	(293,222)
Secured loan agreements payments	(3,478)	(534)
Promissory notes payments	—	(10,695)
Convertible senior notes settlement	(53,606)	—
Subordinated notes due 2055 proceeds	150,000	—
Financing fees	(4,990)
Common stock issuance (purchase), net	171,672	(10,969)
Preferred stock issuance, net	176,529	—
Non-controlling interest (distributions)/capital contributions for consolidated subsidiaries, net	(41)	11,090
Stock option exercise and other	(1,982)	2,469
Dividends distributed on common stock	(39,901)	(25,600)
Dividends distributed on preferred stock	(14,008)	(3,882)
Net cash provided by (used in) financing activities	494,014	(331,343)
Effect of exchange rate changes on cash	(2,359)	5,276
Net increase in cash and cash equivalents	(56,778)	(260,913)
Cash and cash equivalents, beginning of the period	902,750	830,022
Cash and cash equivalents, end of the period	$845,972	$569,109
Supplemental Cash Flow Information
Income tax payments	$226,278	$39,839
Interest payments on debt	$18,245	$18,453

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance, or potential significance, to the Company.

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-09, Financial Services - Insurance (Topic 944): Disclosure about Short-Duration Contracts, which provides certain new and additional disclosure requirements about the liability for unpaid claims and claim adjustment expenses associated with short-duration contracts as defined in Topic 944. Pursuant to the updated guidance, all insurance entities that issue short-duration contracts are required to disclose, among other things, incurred and paid claims development information, a reconciliation of such information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, and significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of this guidance is expected to be limited to disclosure requirements and is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which provides guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient as well as limits certain disclosure requirements only to investments for which the entity elects to measure the fair value using that practical expedient. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively for all periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to determine whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The updated guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which provides updated guidance to clarify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligned accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other repurchase agreements. These transactions would all be accounted for as secured borrowings. The revised guidance also requires expanded disclosure for certain transactions comprising of (1) a transfer of a financial asset accounted for as a sale, and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction, as well as expands disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The Company adopted ASU 2014-11 on April 1, 2015 and the adoption did not have a material effect on the Company's results of operations, financial position or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s service and fee income will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The updated guidance is effective for the quarter ending March 31, 2018. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of June 30, 2015 and December 31, 2014, are presented below:

(Amounts in Thousands) As of June 30, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$4,869	$124	$(30)	$4,963
Common stock	94,726	6,534	(3,130)	98,130
U.S. treasury securities	96,194	1,727	(1,205)	96,716
U.S. government agencies	36,589	304	(216)	36,677
Municipal bonds	443,839	10,196	(4,364)	449,671
Foreign government	107,857	5,449	(575)	112,731
Corporate bonds:
Finance	1,278,588	42,547	(26,471)	1,294,664
Industrial	1,466,951	25,906	(37,745)	1,455,112
Utilities	135,070	2,122	(4,093)	133,099
Commercial mortgage backed securities	99,497	1,625	(564)	100,558
Residential mortgage backed securities:
Agency backed	998,302	17,780	(3,377)	1,012,705
Non-agency backed	96,908	361	(1,349)	95,920
Collateralized loan / debt obligations	98,263	143	(705)	97,701
Asset-backed securities	7,805	91	(5)	7,891
	$4,965,458	$114,909	$(83,829)	$4,996,538
Less: Securities pledged	51,862	28	(1,089)	50,801
	$4,913,596	$114,881	$(82,740)	$4,945,737

(Amounts in Thousands) As of December 31, 2014	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$3,349	$158	$(1)	$3,506
Common stock	80,726	4,673	(7,861)	77,538
U.S. treasury securities	42,416	1,558	(104)	43,870
U.S. government agencies	12,968	575	(5)	13,538
Municipal bonds	469,646	13,950	(1,555)	482,041
Foreign government	106,054	6,760	(83)	112,731
Corporate bonds:
Finance	1,167,011	60,322	(5,471)	1,221,862
Industrial	1,187,818	38,317	(23,275)	1,202,860
Utilities	137,169	3,200	(1,677)	138,692
Commercial mortgage backed securities	36,964	1,890	(169)	38,685
Residential mortgage backed securities:
Agency backed	954,320	23,340	(1,878)	975,782
Non-agency backed	22,071	696	(264)	22,503
Asset backed securities	709	2	(1)	710
	$4,221,221	$155,441	$(42,344)	$4,334,318

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2015, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

Proceeds from the sale of investments in available-for-sale securities during the three months ended June 30, 2015 and 2014 were approximately $270,324 and $341,454, respectively. Proceeds from the sale of investments in available-for-sale securities during the six months ended June 30, 2015 and 2014 were approximately $572,570 and $722,847, respectively.

A summary of the Company’s available-for-sale fixed maturities as of June 30, 2015 and December 31, 2014, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$112,608	$112,611	$106,041	$105,839
Due after one through five years	730,799	749,760	682,632	704,344
Due after five through ten years	2,420,248	2,414,917	1,998,740	2,062,942
Due after ten years	301,434	301,383	335,669	342,468
Mortgage and asset backed securities	1,300,774	1,314,774	1,014,064	1,037,681
Total fixed maturities	$4,865,863	$4,893,445	$4,137,146	$4,253,274

Other-than-temporary impairment ("OTTI") charges of our fixed maturities and equity securities classified as available-for-sale are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Equity securities recognized in earnings	$176	$648	$1,192	$2,291
Fixed-maturity securities recognized in earnings	1,290	1,248	1,290	1,248
	$1,466	$1,896	$2,482	$3,539

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of June 30, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of June 30, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$45,140	$(3,160)	65	$—	$—	—	$45,140	$(3,160)
U.S. treasury securities	56,176	(1,186)	31	3,246	(19)	9	59,422	(1,205)
U.S. government agencies	28,387	(215)	19	187	(1)	2	28,574	(216)
Municipal bonds	164,810	(3,520)	173	22,552	(844)	45	187,362	(4,364)
Foreign government	11,422	(565)	19	6,250	(10)	1	17,672	(575)
Corporate bonds:
Finance	517,304	(25,792)	285	55,762	(679)	19	573,066	(26,471)
Industrial	640,447	(32,959)	424	81,072	(4,786)	46	721,519	(37,745)
Utilities	53,079	(2,912)	64	8,499	(1,181)	3	61,578	(4,093)
Commercial mortgage backed securities	17,143	(444)	38	3,331	(120)	7	20,474	(564)
Residential mortgage backed securities:
Agency backed	230,050	(2,413)	95	39,032	(964)	31	269,082	(3,377)
Non-agency backed	77,258	(1,348)	36	94	(1)	3	77,352	(1,349)
Collateralized loan / debt obligations	68,344	(705)	26	—	—	—	68,344	(705)
Asset-backed securities	2,055	(5)	12	—	—	—	2,055	(5)
Total temporarily impaired securities	$1,911,615	$(75,224)	1,287	$220,025	$(8,605)	166	$2,131,640	$(83,829)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$38,970	$(7,764)	21	$400	$(98)	2	$39,370	$(7,862)
U.S. treasury securities	1,030	(54)	7	3,219	(50)	9	4,249	(104)
U.S. government agencies	1,736	(3)	3	222	(2)	4	1,958	(5)
Municipal bonds	24,695	(240)	64	93,201	(1,315)	98	117,896	(1,555)
Foreign government	7,644	(83)	4	—	—	—	7,644	(83)
Corporate bonds:
Finance	192,520	(4,297)	143	66,715	(1,174)	27	259,235	(5,471)
Industrial	236,845	(17,230)	194	60,511	(6,045)	43	297,356	(23,275)
Utilities	12,188	(490)	22	13,908	(1,187)	3	26,096	(1,677)
Commercial mortgage backed securities	15	—	2	4,729	(169)	8	4,744	(169)
Residential mortgage backed securities:
Agency backed	41,187	(101)	10	66,172	(1,777)	29	107,359	(1,878)
Non-agency backed	5,092	(263)	3	28	(1)	2	5,120	(264)
Asset-backed securities	148	—	1	110	(1)	2	258	(1)
Total temporarily impaired securities	$562,070	$(30,525)	474	$309,215	$(11,819)	227	$871,285	$(42,344)

There are 1,453 and 701 securities at June 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At June 30, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. Additionally, other factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of June 30, 2015 and December 31, 2014 are presented in the tables below:

(Amounts in Thousands) As of June 30, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$29,668	$1,802	$(818)	$30,652

(Amounts in Thousands) As of December 31, 2014	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$25,407	$1,614	$(272)	$26,749

Proceeds from the sale of investments in trading securities during the three and six months ended June 30, 2015 was $48,057 and $108,325, respectively. The Company did not have any securities classified as trading securities during the three and six months ended June 30, 2014.

(c) Investment Income

Net investment income for the three and six months ended June 30, 2015 and 2014 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Fixed maturities, available-for-sale	$35,199	$31,068	$67,952	$58,740
Equity securities, available-for-sale	661	242	1,070	301
Equity securities, trading	32	—	40	—
Cash and short term investments	923	1,996	2,588	3,424
	36,815	33,306	71,650	62,465
Investment expenses	(532)	(712)	(794)	(1,344)
	$36,283	$32,594	$70,856	$61,121

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of June 30, 2015 and December 31, 2014, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $1,740 and $2,033, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of June 30, 2015:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$—	$70,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of June 30, 2015 and December 31, 2014 are as follows:

(Amounts in Thousands)	2015	2014
Restricted cash and cash equivalents	$248,940	$186,225
Restricted investments - fixed maturities at fair value	1,393,739	734,271
Total restricted cash, cash equivalents, and investments	$1,642,679	$920,496

(f) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $28,508 and $13,052 as of June 30, 2015 and December 31, 2014, respectively. The securities sold but not yet purchased consisted primarily of equity securities, and the liability for securities sold but not yet purchased is included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of June 30, 2015, the Company had one repurchase agreement with an outstanding principal amount of $48,819, which approximates fair value, at an interest rate of 0.05%. The liability for securities sold under agreements to repurchase is included in accrued expense and other liabilities in the condensed consolidated balance sheet. The Company had approximately $50,801 of collateral pledged in support of this agreement. As of December 31, 2014, the Company had no repurchase agreements outstanding.

The table below summarizes the remaining contractual maturities of the Company's repurchase agreements as June 30, 2015.

	Remaining Contractual Maturity of the Repurchase Agreements
(Amounts in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
U.S. treasury securities	$48,819	$—	$—	$—	$48,819

There are potential risks associated with repurchase agreements and the related collateral pledged, including obligations arising from a decline in the market value of the collateral pledged. The Company is generally required to maintain collateral in the amount of 102% to 105% of the value of the securities it has sold with repurchase agreements, which are subject to daily mark-to-market margining (i.e., if the collateral falls in value, a margin call can be triggered requiring the Company to pay cash or post extra securities to maintain the 102% to 105% threshold). Conversely, if the value of the Company's collateral pledged appreciates in value, there is credit risk in that the lending counterparty could default and not return/sell the securities back.

The Company minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with the Company when necessary.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2015 and December 31, 2014:

(Amounts in Thousands) As of June 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$45,915	$45,915	$—	$—
U.S. government agencies	36,677	—	36,677	—
Municipal bonds	449,671	—	449,671	—
Foreign government	112,731	—	112,731	—
Corporate bonds and other bonds:
Finance	1,294,664	—	1,294,664	—
Industrial	1,455,112	—	1,455,112	—
Utilities	133,099	—	133,099	—
Commercial mortgage backed securities	100,558	—	100,558	—
Residential mortgage backed securities:
Agency backed	1,012,705	—	1,012,705	—
Non-agency backed	95,920	—	95,920	—
Collateralized loan / debt obligations	97,701	—	97,701	—
Asset-backed securities	7,891	—	7,891	—
Equity securities, available-for-sale	103,093	25,615	37,246	40,232
Equity securities, trading	30,652	30,652	—	—
Short term investments	41,707	41,707	—	—
Other investments	14,759	—	—	14,759
Securities held as collateral	50,801	50,801	—	—
Life settlement contracts	267,393	—	—	267,393
	$5,351,049	$194,690	$4,833,975	$322,384
Liabilities:
Equity securities sold but not yet purchased	$23,358	$23,358	$—	$—
Fixed maturity securities sold but not yet purchased, market	5,150	—	5,150	—
Life settlement contract profit commission	16,994	—	—	16,994
Derivatives	1,740	—	1,740	—
	$47,242	$23,358	$6,890	$16,994

(Amounts in Thousands) As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$43,870	$43,870	$—	$—
U.S. government agencies	13,538	—	13,538	—
Municipal bonds	482,041	—	482,041	—
Foreign government	112,731	—	112,731	—
Corporate bonds and other bonds:
Finance	1,221,862	—	1,221,862	—
Industrial	1,202,860	—	1,202,860	—
Utilities	138,692	—	138,692	—
Commercial mortgage backed securities	38,685	—	38,685	—
Residential mortgage backed securities:
Agency backed	975,782	—	975,782	—
Non-agency backed	22,503	—	22,503	—
Asset-backed securities	710	—	710	—
Equity securities, available-for-sale	81,044	24,484	21,674	34,886
Equity securities, trading	26,749	26,749	—	—
Short term investments	63,916	63,916	—	—
Other investments	13,315	—	—	13,315
Life settlement contracts	264,517	—	—	264,517
	$4,702,815	$159,019	$4,231,078	$312,718
Liabilities:
Equity securities sold but not yet purchased	$13,052	$13,052	$—	$—
Life settlement contract profit commission	16,534	—	—	16,534
Derivatives	2,033	—	2,033	—
	$31,619	$13,052	$2,033	$16,534

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2015 and 2014:

(Amounts in Thousands)	Balance as of March 31, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2015
Other investments	$14,496	$(58)	$—	$321	$—	$—	$14,759
Equity securities, available-for-sale	37,765	—	2,467	—	—	—	40,232
Life settlement contracts	259,785	17,640	—	—	(10,032)	—	267,393
Life settlement contract profit commission	(14,575)	(2,419)	—	—	—	—	(16,994)
Total	$297,471	$15,163	$2,467	$321	$(10,032)	$—	$305,390

(Amounts in Thousands)	Balance as of December 31, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2015
Other investments	$13,315	$414	$—	$1,367	$(337)	$—	$14,759
Equity securities, available-for-sale	34,886	—	5,392	—	(46)	—	40,232
Life settlement contracts	264,517	38,890	—	—	(36,014)	—	267,393
Life settlement contract profit commission	(16,534)	(460)	—	—	—	—	(16,994)
Total	$296,184	$38,844	$5,392	$1,367	$(36,397)	$—	$305,390

(Amounts in Thousands)	Balance as of March 31, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2014
Other investments	$18,166	$288	$—	$110	$(4,469)	$—	$14,095
Life settlement contracts	268,199	5,796	—	2,204	—	—	276,199
Life settlement contract profit commission	(13,348)	819	—	—	—	—	(12,529)
Total	$273,017	$6,903	$—	$2,314	$(4,469)	$—	$277,765

(Amounts in Thousands)	Balance as of December 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2014
Other investments	$25,749	$2,402	$—	$3,317	$(17,373)	$—	$14,095
Life settlement contracts	233,024	22,783	—	25,419	(5,027)	—	276,199
Life settlement contract profit commission	(11,945)	(584)	—	—	—	—	(12,529)
Total	$246,828	$24,601	$—	$28,736	$(22,400)	$—	$277,765

 The Company had no transfers between fair value hierarchy levels during the six months ended June 30, 2015 and 2014. The Company's policy is to recognize transfers between fair value hierarchy levels when events or circumstances warrant transfers.

A reconciliation of net income for life settlement contracts in the above table to gain (loss) on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Net income	$17,640	$5,796	$38,890	$22,783
Premiums paid	(11,158)	(11,078)	(22,288)	(22,472)
Profit commission	(2,419)	819	(460)	(584)
Other expenses	(967)	(607)	(1,673)	(1,997)
Gain (loss) on investment in life settlement contracts	$3,096	$(5,070)	$14,469	$(2,270)

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above in this note. The Company also holds certain equity securities that are issued by private-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third party broker quotes, issuers' book value, market multiples, and other inputs. These securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

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

•
Other Investments: Other investments consisted primarily of investment in private equity limited partnerships, real estate partnerships and annuities. Other investments accounted for approximately 0.7% of the Company's investment portfolio as of June 30, 2015, which the Company believes is immaterial to its overall financial position or the results of operations. The Company uses the equity method of accounting to account for a majority of its other investments. The financial statements prepared by the investee are received by the Company on a lag basis. For its other investments reported at fair value the Company estimates the fair value based on significant unobservable inputs in the valuations process. As a result, the Company classified the fair value estimates as Level 3 in the fair value hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 13% in National General Holdings Corp. ("NGHC"). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value of the investment was approximately $256,114 as of June 30, 2015. The carrying value was $126,919 as of June 30, 2015.

•	Subordinated Debentures and Debt: For the Company's material debt arrangements, the current fair value of the Company's debt was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$150,000	$148,620
2.75% Convertible senior notes due 2044	160,331	227,895
6.125% Notes due 2023	250,000	248,908
Junior subordinated debentures	123,714	79,520
Revolving credit facility	185,000	185,000

The 7.25% subordinated notes due 2055, 2.75% convertible senior notes due 2044, and the 6.125% notes due 2023 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the revolving credit facility approximates its carrying value due to the short period to maturity. The fair value of the junior subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model and is classified as Level 3 in the fair value hierarchy.

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

•
Repurchase Agreements: The carrying value of the repurchase agreements in the accompanying condensed consolidated balance sheets represents their fair values and are classified as Level 2 in the financial hierarchy.

•
Life settlement contracts and life settlement contract profit commission: The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. These financial instruments are classified as Level 3 in the fair value hierarchy. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding the Company's life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the Company has determined to be 7.5%, to the expected cash flow generated by the policies in the Company's life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of its calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company’s actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

The Company adjusts the standard mortality for each insured for the insured's life expectancy based on reviews of the insured's medical records and the independent life expectancy reports based thereon. The Company establishes policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the Company, and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2015 and December 31, 2014 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	June 30, 2015	December 31, 2014
Average age of insured	81.5 years	81.1 years
Average life expectancy, months (1)	117	121
Average face amount per policy (Amounts in thousands)	$6,591	$6,624
Effective discount rate (2)	13.9%	14.0%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2015 and December 31, 2014:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2015	$(34,874)	$37,297
December 31, 2014	$(34,686)	$36,486

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2015	$(22,718)	$25,411
December 31, 2014	$(22,705)	$25,456

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

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

The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 13% ownership percentage of NGHC, the Company ultimately receives approximately 57% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC Entities.

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

Total capital contributions of $0 and $18,651 were made to the LSC entities during the three months ended June 30, 2015 and 2014, respectively, and $1,130 and $21,776 were made to the LSC entities during the six months ended June 30, 2015 and 2014, respectively, for which the Company contributed $565 and $10,700 in those same periods, respectively. The LSC Entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements were approximately $267,393 and $264,517 as of June 30, 2015 and December 31, 2014, respectively, and are included in other assets on the condensed consolidated balance sheet. The Company recorded a gain of $3,096 and $14,469 on investment in life settlement contracts, net of profit commission, for the three and six months ended June 30, 2015, respectively. The Company recorded a loss of $5,070 and $2,270 on investment in life settlement contracts, net of profit commission, for the three and six months ended June 30, 2014, respectively.

The following tables describe the Company’s investment in life settlements as of June 30, 2015 and December 31, 2014:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of June 30, 2015
0-1	—	$—	$—
1-2	—	—	—
2-3	3	10,162	17,500
3-4	11	44,902	93,000
4-5	8	15,429	41,500
Thereafter	237	196,900	1,493,313
Total	259	$267,393	$1,645,313

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2014
0-1	—	$—	$—
1-2	—	—	—
2-3	8	43,593	70,500
3-4	5	10,081	22,500
4-5	7	14,335	49,000
Thereafter	254	196,508	1,596,209
Total	274	$264,517	$1,738,209

(1)
The Company determined the fair value as of June 30, 2015 based on 216 policies out of 259 policies, as the Company assigned no value to [43] of the policies as of June 30, 2015. The Company determined the fair value as of December 31, 2014 based on 218 policies out of 274 policies, as the Company assigned no value to [56] of the policies as of December 31, 2014. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2015 and December 31, 2014:

(Amounts in Thousands, except number of Life Settlement Contracts)	June 30, 2015	December 31, 2014
Number of policies with a negative value from discounted cash flow model as of period end	43	56
Premiums paid for the preceding twelve month period for period ended	$5,155	$5,963
Death benefit received	$—	$4,950

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2015, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2015	$42,720
2016	63,745
2017	40,870
2018	40,239
2019	38,497
Thereafter	535,530
Total	$761,601

6. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Balance, beginning of period	$651,884	$539,173	$628,383	$468,404
Acquisition costs deferred	211,760	198,730	391,459	371,003
Amortization	(168,494)	(128,160)	(324,692)	(229,664)
Balance, end of period	$695,150	$609,743	$695,150	$609,743

7. Debt

The Company’s outstanding debt consisted of the following at June 30, 2015 and December 31, 2014:

(Amounts in Thousands)	June 30, 2015	December 31, 2014
Revolving credit facility	$185,000	$120,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	12,302	56,745
2.75% Convertible senior notes due 2044 (the "2044 Notes")	160,331	157,679
6.125% Notes due 2023	250,000	250,000
Junior subordinated debentures due 2035-2037	123,714	123,714
7.25% Subordinated Notes due 2055 (the "2055 Notes")	150,000	—
Secured loan agreements	31,757	35,233
Promissory notes	14,500	14,500
	$927,604	$757,871

Aggregate scheduled maturities of the Company’s outstanding debt at June 30, 2015 are:

(Amounts in Thousands)
2015	$195,714	(1)
2016	7,186
2017	7,377
2018	9,400
2019	4,269
Thereafter	703,658	(2)

(1)
Amount includes debt outstanding under revolving credit facility as of June 30, 2015 that was paid down in the third quarter of 2015 and the 2021 Notes, net of $1,281 unamortized original issue discount, submitted for conversion in June 2015 that are to be settled in September 2015.

(2)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $928 and $51,706, respectively.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum consolidated risk-based capital and a minimum consolidated statutory surplus. The Company was in compliance with all of its covenants as of June 30, 2015.

As of June 30, 2015, the Company had $185,000 of borrowings and $117,382 letters of credit outstanding under this Credit Agreement, which reduced the availability for letters of credit to $57,618, and the total aggregate availability to $47,618.

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

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings, currently at 1.375%), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range based on the Company’s consolidated leverage ratio, which was greater than or equal to 15% but less than 25%, resulting in a commitment fee rate of 0.175% as of June 30, 2015).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit under the Credit Agreement and the preceding revolving credit agreement, was approximately $728 and $411 for the three months ended June 30, 2015 and 2014, respectively, and was approximately $1,544 and $751 for the six months ended June 30, 2015 and 2014, respectively.

ING Credit Facility

On November 25, 2014, the Company (as Guarantor), and four of its wholly-owned subsidiaries, AmTrust International Insurance, Ltd. (as Account Party), AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited (as Corporate Members and collectively with the Guarantor and the Account Party, the “Company”) entered into an Amended and Restated Agreement ("Amended and Restated Credit Facility") relating to its £200,000 (or $314,200) credit facility agreement ("Preceding Credit Facility") with ING Bank, N.V., London Branch, individually and as Agent and Security Trustee. The Amended and Restated Credit Facility increases the maximum amount of the letter of credit facility to £235,000 (or $369,185) to be used to support the Company’s capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account.

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

Fees payable by the Company under the Amended and Restated Credit Facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on the Account Party’s then-current financial strength rating issued by A.M. Best. As of June 30, 2015, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Account Party’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and a facility fee upon closing of 0.15% of the total aggregate commitment.

As of June 30, 2015, the Company had outstanding letters of credit of £231,284 (or $363,347) in place under this credit facility. The aggregated unutilized amount under this facility was £3,716 (or $5,838) as of June 30, 2015. The Company recorded total interest expense of approximately $634 and $1,313 during the three months ended June 30, 2015 and 2014, respectively, and $1,681 and $1,313 for the six months ended June 30, 2015 and 2014, respectively, related to the Amended and Restated Credit Facility and the Preceding Credit Facility.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank. The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company’s obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75,000, of which $48,467 was utilized as of June 30, 2015. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. Interest expense for the three and six months ended June 30, 2015 and 2014 related to this secured letter of credit was not material.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $1,005 as of June 30, 2015.

Convertible Senior Notes

5.5% Convertible Senior Notes due 2021

In December 2011 and January 2012, the Company issued $200,000 in aggregate principal amount of the 2021 Notes. The 2021 Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the 2021 Notes will be convertible only in the following circumstances: (i) during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the 2021 Notes was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the 2021 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at June 30, 2015 is equal to 39.0769 shares of Common Stock per $1,000 principal amount of 2021 Notes, which corresponds to a conversion price of approximately $25.59 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the 2021 Notes. Upon conversion of the 2021 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. During the six months ended June 30, 2015, the 2021 Notes were convertible under the Sale Price Condition described above.

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

The Company separately allocated the proceeds for the issuance of the 2021 Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID and deferred origination costs relating to the liability component are being amortized into interest expense over the term of the 2021 Notes. Transaction costs associated with the equity component were recorded in paid-in-capital. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2021 Notes was $245 and $3,665 for the three months ended June 30, 2015 and 2014, respectively, and $594 and $7,322 for the six months ended June 30, 2015 and 2014, respectively.

During 2014, the Company retired $131,881 in aggregate principal amount of its outstanding 2021 Notes in exchange for the issuance of 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares of Common Stock. During the six months ended June 30, 2015, $53,608 of the 2021 Notes were converted, under the Sales Price Condition described above, for cash in the amount of $53,609 and 1,070,211 shares of Common Stock. As a result of the conversion, the Company recorded a loss on extinguishment of debt in the amount of $4,714 for the six months ended June 30, 2015. As of June 30, 2015, $14,511 in aggregate principal amount of the 2021 Notes remain outstanding with terms unchanged. Additionally, during June 2015, approximately $8,470 of the 2021 Notes were submitted for conversion under the Sales Price Condition, which, based on the terms of the 2021 Notes, will settle during the three months ended September 30, 2015.

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

The principal amount of the 2044 Notes accrete at a rate of 6% per year compounding on a semi-annual basis, until December 15, 2024. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into shares of Common Stock. As of June 30, 2015, the total amount of principal accretion was $1,206. The 2044 Notes will mature on December 15, 2044 (the “Maturity Date”), unless earlier repurchased or redeemed by the Company or converted. On or before December 15, 2018, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option, provided the trading price of Common Stock equals or exceeds $97.50 (or 130% of the then applicable conversion price) for the required measurement period, at a redemption price equal to 100% of the principal amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. Thereafter, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option at a redemption price equal to 100% of the accreted amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. In addition, holders of the 2044 Notes will have the right to require the Company to purchase their 2044 Notes for cash, in whole or in part, on December 15, 2024 or upon the occurrence of a fundamental change. In each such case, the repurchase price would be 100% of the principal amount of the 2044 Notes being repurchased, plus any accrued and unpaid interest.

Prior to September 15, 2044, the 2044 Notes will be convertible only under the same circumstances described above for the 2021 Notes. On or after September 15, 2044, the 2044 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate at June 30, 2015 is equal to 13.3333 shares of Common Stock per one thousand principal amount of 2044 Notes, which corresponds to a conversion price of approximately $75.00 per share of Common Stock. Following certain corporate transactions that occur on or prior to December 15, 2018, or if the Company redeems the 2044 Notes on or prior to December 15, 2018, the Company will increase the conversion rate for a holder that elects to convert its 2044 Notes in connection with such corporate transaction or redemption. Upon conversion of the 2044 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock.

The 2044 Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2015. Beginning with the six-month period starting December 15, 2021, holders of the 2044 Notes will receive contingent interest for certain periods if the trading price of the 2044 Notes is greater than or equal to 130% of the principal amount of the 2044 Notes. The amount of contingent interest payable per one thousand principal amount of 2044 Notes in respect of any contingent interest period is equal to 0.25% of the average trading price of the 2044 Notes during the specified measurement period. Any contingent interest payable on the 2044 Notes will be in addition to the regular interest payable on the 2044 Notes. The 2044 Notes rank pari passu with the Company’s existing and future senior unsecured debt, including the 2021 Notes that remain outstanding. The 2044 Notes are effectively subordinated to the existing and future secured indebtedness of the Company to the extent of the value of the collateral securing those obligations and structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries.

Each one thousand principal amount at maturity of the 2044 Notes has an issue price of nine hundred for purposes of the indenture for the 2044 Notes. An amount equal to the difference between the issue price and the principal amount at maturity will accrue in accordance with a schedule set forth in the indenture. The issue price plus such accrued amount per one thousand principal amount at maturity of the 2044 Notes is referred to herein as the “accreted principal amount” and it is reported as outstanding principal.

The Company separately accounted for the liability and equity components of its 2044 Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company measured the debt component of the 2044 Notes using an effective interest rate of 7.46%. Upon issuance of the 2044 Notes in December 2014, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded an OID of $53,374, thereby reducing the initial carrying the value of the 2044 Notes from $210,831 to $157,457 and recorded an equity component net of tax of $34,693. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2044 Notes was $3,016 and $6,031 for the three and six months ended June 30, 2015, respectively.

The following table shows the amounts recorded for the 2021 Notes and 2044 Notes as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(Amounts in Thousands)	Outstanding Principal	Unamortized OID	Net Carrying Amount	Outstanding Principal	Unamortized OID	Net Carrying Amount
2021 Notes	$14,511	$(2,209)	$12,302	$68,119	$(11,374)	$56,745
2044 Notes	212,037	(51,706)	160,331	210,924	(53,245)	157,679
	$226,548	$(53,915)	$172,633	$279,043	$(64,619)	$214,424

 6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 6.125% notes due 2023 (the "2023 Notes") to certain initial purchasers in a private placement. The 2023 Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The 2023 Notes will mature on August 15, 2023, unless earlier purchased by the Company. Deferred origination costs associated with the Notes were approximately $2,706. The indenture governing the 2023 Notes contains covenants whereby the interest rate will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The consolidated leverage ratio under this agreement was less than 30% as of June 30, 2015. The indenture governing the 2023 Notes also contains certain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The 2023 Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's 2021 Notes and 2044 Notes and amounts borrowed under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the 2023 Notes was approximately $3,897 and $7,794 for each of the three and six months ended June 30, 2015 and 2014, respectively.

Junior Subordinated Debt

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of June 30, 2015 and included in other assets on the Company’s condensed consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances, which is being amortized over thirty years. The Company recorded $1,695 and $2,028 of interest expense for the three months ended June 30, 2015 and 2014, respectively, and $3,715 and $4,048 for six months ended June 30, 2015 and 2014, respectively, related to these trust preferred securities.

 The table below summarizes the Company’s trust preferred securities as of June 30, 2015:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate % of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	3.6833	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	3.6857	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.5859	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.2859	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate is three-month LIBOR plus 3.40%.

(2)	The interest rate is three-month LIBOR plus 3.30%.

(3)	The interest rate is three-month LIBOR plus 3.00%.

The Company entered into two interest rate swaps related to these junior subordinated debentures, which effectively convert the interest rate on the trust preferred securities from a variable rate to a fixed rate. Each agreement is for a period of five years and commenced on September 15, 2011 for tranche III and March 15, 2012 for tranche IV.

7.25% Subordinated Notes due 2055

In June 2015, the Company issued $150,000 in aggregate principal amount of its 2055 Notes through an underwritten public offering.

The 2055 Notes bear interest at an annual rate equal to 7.25%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing September 15, 2015. The Notes mature on June 15, 2055. The Company has the right to redeem the 2055 Notes in $25 increments, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 2055 Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any existing and future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 2055 Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt. In addition, the 2055 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries.

The Company incurred $4,990 in deferred origination costs associated with the 2055 Notes, which is being amortized over the term of the 2055 Notes. Deferred origination costs are included in other assets on the accompanying condensed consolidated balance sheet. Interest expense, including amortization of deferred origination costs, recognized on the 2055 Notes was $368 for the three and six months ended June 30, 2015, respectively.

Secured Loan Agreements

The Company, through a wholly-owned subsidiary, has a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $2,970 at the maturity date. The Company recorded interest expense of approximately $71 and $84 for the three months ended June 30, 2015 and 2014, respectively, and approximately $146 and $171 for the six months ended June 30, 2015 and 2014, respectively, related to this agreement. The loan is secured by the aircraft.

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

On August 29, 2014, the Company entered into a five-year secured loan agreement with Key Equipment Finance, which was subsequently assigned to RBS Citizens Bank, in the aggregate amount of $30,500 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $538 through August 31, 2019. The Company recorded interest expense of approximately $152 and $313 for the three and six months ended June 30, 2015, respectively. The loan is secured by the aircraft.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 14. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have a weighted average interest rate of approximately 2.0% per annum. The Company recorded approximately $1,430 of deferred origination costs associated with these promissory notes. The Company recorded interest expense, including the amortization of the deferred origination costs, of approximately $86 and $66 for the three months ended June 30, 2015 and 2014, respectively, and $171 and $132 for the six months ended June 30, 2015 and 2014, respectively, related to the promissory notes.

The Company assumed two promissory notes in 2013 totaling $6,500 as a result of acquiring Mutual Insurers Holding Company ("MIHC"). The principal of these notes is due in 2034 and 2035. The notes bear an annual interest rate equal to three-month LIBOR plus 3.8% (which was 4.1% as of June 30, 2015), payable on a quarterly basis. The Company recorded interest expense of approximately $68 and $59 for the three months ended June 30, 2015 and 2014, respectively, and $139 and $128 for the six months ended June 30, 2015 and 2014, respectively, related to these notes.

8.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Policy acquisition expenses	$94,927	$115,637	$205,894	$209,888
Salaries and benefits	135,736	91,674	243,158	169,529
Other insurance general and administrative expenses	8,047	749	21,334	15,252
	$238,710	$208,060	$470,386	$394,669

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands, except for earnings per share)	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$70,748	$106,274	$225,444	$206,125
Less: Net income allocated to participating securities and redeemable non-controlling interest	173	325	561	574
Net income allocated to AmTrust common shareholders	$70,575	$105,949	$224,883	$205,551

Weighted average common shares outstanding – basic	82,560	75,209	81,952	74,973
Less: Weighted average participating shares outstanding	202	230	205	209
Weighted average common shares outstanding - basic	82,358	74,979	81,747	74,764
Net income per AmTrust common share - basic	$0.86	$1.41	$2.75	$2.75

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$70,748	$106,274	$225,444	$206,125
Less: Net income allocated to participating securities and redeemable non-controlling interest	173	325	561	574
Net income allocated to AmTrust common shareholders	$70,575	$105,949	$224,883	$205,551

Weighted average common shares outstanding – basic	82,358	74,979	81,747	74,764
Plus: Dilutive effect of stock options, convertible debt, other	1,676	4,700	1,811	4,201
Weighted average common shares outstanding – dilutive	84,034	79,679	83,558	78,965
Net income per AmTrust common shares – diluted	$0.84	$1.33	$2.69	$2.60

For the three and six months ended June 30, 2015, there were approximately 15,000 anti-dilutive securities excluded from diluted earnings per share. For the three and six months ended June 30, 2014, there were less than 10,000 anti-dilutive securities excluded from diluted earnings per share.

10. Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Option"), restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2015, approximately 4,200,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments under ASC 718-10-30 was approximately $5,522 and $4,511 for the three months ended June 30, 2015 and 2014, respectively, and $10,436 and $8,661, for the six months ended June 30, 2015 and 2014, respectively. The Company has unrecognized compensation cost related to unrestricted stock options, restricted stock and RSU non-vested awards of $54,384 and $36,882 at June 30, 2015 and December 31, 2014, respectively.

Stock Options

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

The following schedule shows all options granted, exercised, and expired under the Plan for the six months ended June 30, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,934,370	$11.60	2,997,460	$10.49
Granted	42,500	54.17	27,500	32.49
Exercised	(453,543)	8.80	(604,646)	8.75
Canceled or terminated	(23,825)	10.18	—	—
Outstanding at end of period	1,499,502	13.67	2,420,314	11.18

The weighted average per share fair value of options granted during the six months ended June 30, 2015 and 2014 was approximately $21.87 and $14.16, respectively.

The fair value was estimated at the date of grant based on the following weighted average assumptions for the six months ended June 30, 2015 and 2014:

	2015	2014
Volatility	40.95%	41.89%
Risk-free interest rate	1.95%	2.73%
Weighted average expected lives in years	6.25	6.25
Dividend rate	1.85%	1.72%
Forfeiture rate	0.50%	0.50%

The intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $21,108 and $17,674, respectively. The intrinsic value of stock options that were outstanding as of June 30, 2015 and 2014 was $77,731 and $74,142, respectively.

Cash received from options exercised was $3,835 and $2,469 during the six months ended June 30, 2015 and 2014, respectively. The excess tax benefit from award exercises was approximately $6,254 and $3,463 for the six months ended June 30, 2015 and 2014, respectively.

Restricted stock and RSU

The Company grants restricted shares, RSUs and PSUs with a grant date fair value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards.

A summary of the Company’s restricted stock and RSU activity for the six months ended June 30, 2015 and 2014 is shown below:

	2015		2014
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,305,511	$33.41	917,015	$24.43
Granted	231,428	58.32	868,702	38.88
Vested	(405,711)	28.80	(310,640)	22.14
Forfeited	(10,068)	40.69	(5,436)	23.89
Non-vested at end of period	1,121,160	40.16	1,469,641	33.46

PSU

The Company has 383,728 PSUs outstanding as of June 30, 2015. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. In 2015, the Company granted 186,814 PSUs with a fair value of $11,183. The fair value of PSUs granted during the six months ended June 30, 2014 was $7,640. During the six months ended June 30, 2015, 77,921 PSUs vested, while 39,710 PSUs vested during the six months ended June 30, 2014.

11. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Income before equity in earnings of unconsolidated subsidiaries	$81,163	$118,156	$286,594	$228,812
Tax at federal statutory rate of 35%	$28,407	$41,355	$100,308	$80,084
Tax effects resulting from:
Loss of non-includible foreign subsidiaries	(17,540)	(14,255)	(17,613)	(63,133)
Other, net	(6,395)	(9,134)	(31,411)	28,459
	$4,472	$17,966	$51,284	$45,410
Effective tax rate	5.5%	15.2%	17.9%	19.8%

During the three months ended June 30, 2014, a reduction of the deferred tax liability in the amount of $18,600 attributable to the equalization reserves of the Company's Luxembourg reinsurers reduced the effective tax rate by 14.6%. Without the impact of the equalization reserve, the effective tax rate for the three months ended June 30, 2014 would have been 29.8%. This overall decrease in the effective tax rate in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was the result of a change in profitability by jurisdiction.

The Company’s management believes that as of June 30, 2015, except for a portion of foreign net operating losses ("NOLs"), it will realize the benefits of its deferred tax assets, which are included as a component of the net deferred income taxes on the condensed consolidated balance sheet. As a result, the Company recorded a valuation allowance of $18,179 as of June 30, 2015 related to the foreign NOLs.  No valuation allowance was recorded as of December 31, 2014. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition.

As of June 30, 2015, the Company has U.S. NOL of $24,356 that expire beginning in 2019 through 2033. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $1,723 per year. The Company also has foreign NOLs of $512,345 that currently have no expiration.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2010 and forward.

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of June 30, 2015 and December 31, 2014. No interest or penalties have been recorded by the Company for the three months ended March 31, 2015 and 2014, respectively. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

12. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of June 30, 2015, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of The Michael Karfunkel 2005 Grantor Retained Annuity Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.1%, 7.5%, 2.3% and 4.9%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and has been renewed through March 31, 2016. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

 The following is the effect on the Company’s results of operations for the three and six months ended June 30, 2015 and 2014 related to Maiden Reinsurance agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Results of operations:
Premium written – ceded	$(522,435)	$(363,706)	$(1,050,720)	$(772,264)
Change in unearned premium – ceded	89,077	48,268	217,692	144,158
Earned premium - ceded	$(433,358)	$(315,438)	$(833,028)	$(628,106)
Ceding commission on premium written	$160,082	$110,969	$328,855	$229,309
Ceding commission – deferred	(30,860)	(19,724)	(80,946)	(49,958)
Ceding commission – earned	$129,222	$91,245	$247,909	$179,351
Incurred loss and loss adjustment expense – ceded	$336,540	$222,698	$585,930	$436,981

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of June 30, 2015 and December 31, 2014, respectively. The Company recorded $460 and $447 of interest expense during the three months ended June 30, 2015 and 2014, respectively, and $909 and $891 during the six months ended June 30, 2015 and 2014, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of June 30, 2015 was approximately $2,234,231. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $6,255 and $4,650 of brokerage commission during the three months ended June 30, 2015 and 2014, respectively, and $12,860 and $9,670 during the six months ended June 30, 2015 and 2014, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

The Company, through a subsidiary, has an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of June 30, 2015, the Company managed approximately $4,043,362 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,506 and $1,265 of asset management fees during the three months ended June 30, 2015 and 2014, respectively, and $2,937 and $2,489 during the six months ended June 30, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 13%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. As of June 30, 2015, NGHC's two largest shareholders are The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of the Board of Directors of the Company and the father-in-law of Barry D. Zyskind, the Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman, president and chief executive offer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In February 2014, NGHC issued approximately 13,600,000 shares in a follow on Rule 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from 15% to 13%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $3,819 and $3,999 of income during the three months ended June 30, 2015 and 2014, respectively, and $9,348 and $22,515 during the six months ended June 30, 2015 and 2014, respectively. related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $10,353 and $8,024 of fee income during the three months ended June 30, 2015 and 2014, respectively, and $17,369 and $13,063 during the six months ended June 30, 2015 and 2014, respectively, related to this agreement.The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $1,493,560 of assets as of June 30, 2015 related to this agreement. As a result of this agreement, the Company earned approximately $613 and $461 of asset management fees during the three months ended June 30, 2015 and 2014, respectively, and $1,139 and $890 during the six months ended June 30, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $10,935 and $8,485 for the three months ended June 30, 2015 and 2014, respectively and $18,508 and $13,953 during the six months ended June 30, 2015 and 2014, respectively.

800 Superior, LLC

The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC ("800 Superior"), which owns an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. The Company has been appointed managing member of 800 Superior. Additionally, in conjunction with the Company’s 13.2% ownership percentage of NGHC, the Company ultimately receives 57.7% of the profits and losses of 800 Superior. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

NGHC has an office lease agreement with 800 Superior under which it currently leases approximately 157,000 square feet of office space. The lease agreement is through 2027. NGHC paid 800 Superior approximately $664 and $533 of rent during the three months ended June 30, 2015 and 2014, respectively, and $1,266 and $935 during the six months ended June 30, 2015 and 2014, respectively, under the lease agreement. As discussed in Note 14. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction,

NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

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

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $1,097,138 of assets as of June 30, 2015, which included assets of the ten statutory insurance companies that ACP Re acquired as a result of its September 15, 2014 merger with Tower described below. The Company recorded approximately $358 and $61 of asset management fees during the three months ended June 30, 2015 and 2014, respectively, and $824 and $116 during the six months ended June 30, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

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
Commercial Lines Reinsurance Agreements
Technology Insurance Company, Inc. ("TIC") entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC reinsures 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement. As a result of the Master Agreement and CL Reinsurance Agreement, the Company generated approximately $121,056 and $191,841 of gross written premium, recorded approximately $102,604 and $165,987 of earned premium, and incurred approximately $31,626 and $70,675 of loss and loss adjustment expense during the three and six months ended June 30, 2015, respectively.

In connection with the execution of the CL Reinsurance Agreement, the Commercial Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, between TIC and the Tower Companies whereby TIC, through a 100% quota share, reinsured at least 60% of the Tower Companies’ then in-force commercial lines policies and most new and renewal commercial lines business from January 3, 2014 forward, was terminated on a run-off basis, with the reinsurance of all policies reinsured under that agreement remaining in effect. During the three and six months ended June 30, 2014, the Company assumed approximately $139,120 and $406,726 of gross written premium, respectively, recorded approximately $104,519 and $196,038 of earned premium, respectively, and incurred approximately $66,796 and $125,464 of loss and loss adjustment expense, respectively, related to the Cut-Through Reinsurance Agreement. Additionally, the Company incurred approximately $45,410 and $45,410 of commission expense and $4,181 and $8,060 of unallocated claims expense during the three and six months ended June 30, 2014, respectively.
Commercial Lines MGA Agreement
ANA produces and manages all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies is reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The Company recorded $1,487 and $2,058 of commission under the CL MGA Agreement during the three and six months ended June 30, 2015, respectively. The commission income was recorded as a component of service and fee income.
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
As of June 30, 2015, the Company recorded $128,646 of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $2,211 and $4,399 for the three and six months ended June 30, 2015, respectively, under the ACP Re Credit Agreement.
Other Related Party Transactions

Lease Agreements

The Company has a lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $483 and $453 of rent during the three months ended June 30, 2015 and 2014, respectively, and $948 and $920 during the six months ended June 30, 2015 and 2014, respectively, for the leased office space.

The Company leases 26,849 square feet of office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The Company paid rent of approximately $195 and $74 during the three months ended June 30, 2015 and 2014, respectively, and $270 and $185 during the six months ended June 30, 2015 and 2014, respectively, for the leased office space.

Equity Investment

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments. The Company recorded $223 income from this investment during the three and six months ended June 30, 2015.

Use of the Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for the usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). The amount that each of Maiden and NGHC paid for the use of the company-owned aircraft under these agreements was not material, either individually or in the aggregate, during the three and six months ended June 30, 2015 and 2014, respectively.

In addition, for personal travel, Mr. Barry Zyskind, the Company’s President and Chief Executive Officer and Mr. Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, both Mr. Zyskind and Mr. Karfunkel have fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for their personal use of the respective company-owned aircraft. During the three and six months ended June 30, 2015, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $122 and $334, respectively, for his personal use of the company-owned aircraft. The amount that Mr. Zyskind reimbursed the Company and AUI for his personal use of the company-owned aircraft under these agreements was not material during the three and six months ended June 30, 2014. The amount that Mr. Karfunkel reimbursed the Company and AUI for his personal use of the company-owned aircraft under these agreements was not material, either individually or in the aggregate, during the three and six months ended June 30, 2015 and 2014, respectively.

13. Significant Acquisitions

The following significant acquisitions occurred in 2015 and 2014:

CorePointe Insurance Company

On March 2, 2015, the Company acquired all of the issued and outstanding stock of CorePointe Insurance Company ("CorePointe"). CorePointe, a Michigan-based specialty property and casualty insurance company, markets commercial package insurance products primarily to automobile and motorcycle dealerships and auto repair shops. The majority of CorePointe's insurance products and services are distributed through managing general agents ("MGAs") with whom it has long-standing relationships. In 2014, Corepointe had revenue of approximately $50,782 and net income of approximately $4,118.

A summary of the preliminary assets acquired and liabilities assumed for CorePointe are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$123,338
Premium receivables	20,441
Reinsurance recoverable	1,635
Other assets	1,703
Deferred tax asset	190
Property and equipment	226
Intangible assets	2,710
Total assets	$150,243

Liabilities
Loss and loss expense reserves	$46,539
Unearned premiums	24,230
Accrued expenses and other liabilities	9,199
Deferred tax liability	1,501
Total liabilities	$81,469
Acquisition price	$68,774

The Company accounts for business combinations under the acquisition method of accounting and therefore increased the acquired loss reserves by approximately $10,107 to their fair value. The Company adjusted the acquired loss and LAE reserves to fair value by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date was recorded as an intangible asset in the amount of approximately $1,210 and will be amortized proportionately to the decrease in the acquired loss and LAE reserves over the payout period for the acquired loss and LAE reserves. Additionally, the Company recorded approximately $1,500 for state licenses and have an indefinite life. These intangible assets, as well as CorePointe's results of operations, are included as a component of the Small Commercial Business segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2015.

As a result of this acquisition, the Company recorded approximately $18,674 and $23,337 of written premium related to CorePointe during the three and six months ended June 30, 2015, respectively.

TMI Solutions, LLC

On January 6, 2015, the Company acquired all of the issued and outstanding stock of TMI Solutions, LLC ("TMIS"). TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS's warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services and their customers include various Fortune 500 companies. The purchase agreement required the Company to pay approximately $29,503 in cash on the acquisition date and contained an earn-out provision that is contingent on TMIS meeting certain performance conditions over a three-year period. The contingent consideration associated with the earn-out provision was initially valued at $32,000 as of the acquisition date.

A summary of the preliminary assets acquired and liabilities assumed for TMIS are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$749
Other assets	1,354
Property and equipment	53
Goodwill and intangible assets	59,416
Total assets	$61,572

Liabilities
Accrued expenses and other liabilities	69
Total liabilities	$69
Acquisition price	$61,503

As part of the acquisition, the Company obtained identifiable intangible assets of approximately $32,500, which included customer relationships for $28,000 and software for $1,000 with finite lives ranging from four to eight years and tradenames of $2,500 and licenses of $1,000 with indefinite lives. A remaining value of $26,916 was assigned to goodwill. The goodwill and intangible assets, as well as TMIS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2015.

As a result of this acquisition, the Company recorded approximately $3,343 and $6,667 of service and fee income related to TMIS during the three and six months ended June 30, 2015, respectively.

Oryx Insurance Brokerage, Inc.

On January 6, 2015, the Company acquired all of the issued and outstanding stock of Oryx Insurance Brokerage, Inc. ("Oryx"). Oryx, established in 1996, is a managing general agent and wholesaler providing insurance products to the construction industry in upstate New York. For 2014, Oryx placed $80,000 in premiums through over 135 agencies with the majority of business underwritten by the Company. The purchase agreement required the Company to pay approximately $30,556 in cash on the acquisition date and contained an earn-out provision that is contingent on Oryx meeting certain performance conditions over a five-year period. The contingent consideration associated with the earn-out provision was initially valued at $12,444 as of the acquisition date.

A summary of the preliminary assets acquired and liabilities assumed for Oryx are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$4,669
Premium receivables	3,438
Other assets	1,717
Goodwill	41,975
Total assets	$51,799

Liabilities
Loss and loss expense reserves	$1,405
Accrued expenses and other liabilities	7,394
Total liabilities	$8,799
Acquisition price	$43,000

The goodwill and intangible assets, as well as Oryx's results of operations, are included as a component of the Specialty Program segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2015.

As a result of its underwriting relationship with Oryx, the Company had approximately $31,046 and $22,342 of written premium during the three months ended June 30, 2015 and 2014, respectively, and approximately $64,976 and $52,985 during the six months ended June 30, 2015 and 2014, respectively. The Company recorded approximately $65 and $239 of service and fee income related to Oryx during the three and six months ended June 30, 2015, respectively. Additionally, the Company reduced its overall commission expense by approximately $1,276 and $2,301 during the three and six months ended June 30, 2015, respectively, as a result of this acquisition.

Other

The Company had additional immaterial acquisitions totaling approximately $16,000 during the six months ended June 30, 2015.

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

A summary of the assets acquired and liabilities assumed for Comp Options are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$80,051
Premium receivables	33,530
Other assets	6,642
Deferred tax asset	5,024
Goodwill and intangible assets	17,353
Total assets	$142,600

Liabilities
Loss and loss expense reserves	$55,752
Unearned premiums	34,364
Accrued expenses and other liabilities	16,561
Deferred tax liability	1,632
Total liabilities	$108,309
Acquisition price	$34,291

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

As a result of this acquisition, the Company recorded approximately $16,929 and $44,985 of written premium and $799 and $1,610 of service and fee income related to Comp Options during the three and six months ended June 30, 2015, respectively.

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

A summary of the assets acquired and liabilities assumed for Insco Dico are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$130,031
Premium receivables	8,684
Reinsurance recoverable	5,799
Deferred tax asset	3,104
Other assets	1,783
Property and equipment	1,190
Goodwill and intangible assets	17,765
Total assets	$168,356

Liabilities
Unearned premiums	$25,715
Loss and loss expense reserves	25,210
Accrued expenses and other liabilities	10,210
Notes payable	10,000
Funds held for policyholders	5,864
Deferred tax liability	2,657
Total liabilities	$79,656
Acquisition price	$88,700

The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The identifiable intangible assets consist of agency relationships, which have a 20 year life, and licenses that have an indefinite life.

As a result of this transaction, the Company recorded approximately $20,188 and $15,678 of written premium during the three months ended June 30, 2015 and 2014, respectively, and $37,246 and $28,765 during the six months ended June 30, 2015 and 2014, respectively, related to Insco Dico. Additionally, the Company recorded approximately $408 and $220 of fee income during the three months ended June 30, 2015 and 2014, respectively, and $596 and $579 during the six months ended June 30, 2015 and 2014, respectively, related to Insco Dico.

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

15. Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)

Issuance of Common Stock

During 2015, the Company issued an aggregate of 3,450,000 shares of Common Stock in an underwritten public offering. Proceeds received from this offering were $172,500. Fees and expenses related to the offering were approximately $250.

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

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	2015			2014
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Balance, December 31,	$2,037,020	$159,181	$2,196,201	$1,441,005	$137,860	$1,578,865
Net income (loss)	239,452	4,771	244,223	210,007	(4,090)	205,917
Unrealized holding (loss) gain	(52,321)	—	(52,321)	87,451	—	87,451
Reclassification adjustment	(1,205)	—	(1,205)	(1,796)	—	(1,796)
Foreign currency translation	(51,332)	14	(51,318)	7,803	188	7,991
Unrealized gain on interest rate swap	190	—	190	234	—	234
Extinguishment of 2021 senior notes	(3,345)	—	(3,345)	—	—	—
Share exercises, compensation and other	8,454	—	8,454	11,130	—	11,130
Common share issuance (purchase), net	171,672	—	171,672	(10,969)	—	(10,969)
Common share dividends	(41,249)	—	(41,249)	(30,170)	—	(30,170)
Preferred stock issuance, net of fees	176,529	—	176,529	—	—	—
Preferred stock dividends	(14,008)	—	(14,008)	(3,882)	—	(3,882)
Capital (distribution) / contribution, net	—	(1,478)	(1,478)	—	19,955	19,955
Balance, June 30,	$2,469,857	$162,488	$2,632,345	$1,710,813	$153,913	$1,864,726

During the six months ended June 30, 2015, net income attributable to non-controlling interest was $4,771 and net income attributable to redeemable non-controlling interest was $658. Net income for AmTrust, Non-controlling interest and Redeemable non-controlling interest totaled $244,881 for the six months ended June 30, 2015. Additionally, the Company made a distribution of $281 for redeemable non-controlling interest during the six months ended June 30, 2015.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2015	$(80,129)	$81,868	$(1,294)	$(2,793)	$(2,348)
Other comprehensive (loss) income before reclassification	21,571	(91,679)	251	—	(69,857)
Amounts reclassed from accumulated other comprehensive income	—	(1,216)	—	—	(1,216)
Income tax benefit (expense)	(7,550)	32,514	(88)	—	24,876
Net current-period other comprehensive (loss) income	14,021	(60,381)	163	—	(46,197)
Balance, June 30, 2015	$(66,108)	$21,487	$(1,131)	$(2,793)	$(48,545)

Balance March 31, 2014	$4,097	$31,905	$(1,793)	$(1,738)	$32,471
Other comprehensive income before reclassification	9,674	71,659	65	—	81,398
Amounts reclassed from accumulated other comprehensive income	—	229	—	—	229
Income tax expense	(3,386)	(25,161)	(23)		(28,570)
Net current-period other comprehensive income	6,288	46,727	42	—	53,057
Balance, June 30, 2014	$10,385	$78,632	$(1,751)	$(1,738)	$85,528

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(14,776)	$75,013	$(1,321)	$(2,793)	$56,123
Other comprehensive (loss) income before reclassification	(78,972)	(80,494)	292	—	(159,174)
Amounts reclassed from accumulated other comprehensive income	—	(1,854)	—	—	(1,854)
Income tax benefit (expense)	27,640	28,822	(102)	—	56,360
Net current-period other comprehensive (loss) income	(51,332)	(53,526)	190	—	(104,668)
Balance, June 30, 2015	$(66,108)	$21,487	$(1,131)	$(2,793)	$(48,545)

Balance December 31, 2013	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)
Other comprehensive income before reclassification	12,005	134,540	360	—	146,905
Amounts reclassed from accumulated other comprehensive income	—	(2,763)	—	—	(2,763)
Income tax expense	(4,202)	(46,122)	(126)		(50,450)
Net current-period other comprehensive income	7,803	85,655	234	—	93,692
Balance, June 30, 2014	$10,385	$78,632	$(1,751)	$(1,738)	$85,528

16. Commitment and Contingent Liabilities

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

Warranty Solutions

In May 2015, the Company entered into a definitive agreement to acquire Warranty Solutions, a Wells Fargo business ("Warranty Solutions") for $152,000 in cash. Warranty Solutions designs, markets,administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers. Pending regulatory approval, the acquisition is anticipated to close during the three months ended September 30, 2015.

ARI Mutual Insurance Company

In March 2015, the Company entered into a definitive agreement to acquire ARI Mutual Insurance Company ("ARI") following the completion of the conversion of ARI to a stock company from a mutual company, which requires regulatory and policyholder approval. ARI is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland. The acquisition is anticipated to close during the last half of 2015. The Company expects that the aggregate purchase price for the stock of ARI will be between $23,800 and $32,200.

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

During each of the six months ended June 30, 2015 and 2014, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three months ended June 30, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2015:
Gross written premium	$875,829	$479,863	$322,697	$—	$1,678,389

Net written premium	517,392	306,784	184,545	—	1,008,721
Change in unearned premium	(34,333)	(22,816)	17,398	—	(39,751)
Net earned premium	483,059	283,968	201,943	—	968,970

Loss and loss adjustment expense	(314,344)	(185,345)	(138,786)	—	(638,475)
Acquisition costs and other underwriting expenses	(124,713)	(57,309)	(56,688)	—	(238,710)
	(439,057)	(242,654)	(195,474)	—	(877,185)
Underwriting income	44,002	41,314	6,469	—	91,785
Service and fee income	25,043	61,770	31	20,893	107,737
Investment income and realized gain	15,604	11,807	6,216	14	33,641
Other expenses	(51,204)	(28,038)	(18,888)	—	(98,130)
Interest expense and loss on extinguishment of debt	(5,037)	(2,792)	(1,817)	—	(9,646)
Foreign currency loss	—	(47,320)	—	—	(47,320)
Gain on life settlement contracts	1,619	942	535	—	3,096
(Provision) benefit for income taxes	(3,409)	636	1,463	(3,162)	(4,472)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4,042	4,042
Net income attributable to AmTrust Financial Services, Inc.	$26,618	$38,319	$(5,991)	$21,787	$80,733

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2014:
Gross written premium	$704,627	$503,603	$235,410	$—	$1,443,640

Net written premium	453,092	320,540	150,038	—	923,670
Change in unearned premium	(66,235)	1,068	13,964	2,470	(48,733)
Net earned premium	386,857	321,608	164,002	2,470	874,937

Loss and loss adjustment expense	(258,046)	(215,814)	(111,669)	(1,704)	(587,233)
Acquisition costs and other underwriting expenses	(99,115)	(63,643)	(44,554)	(748)	(208,060)
	(357,161)	(279,457)	(156,223)	(2,452)	(795,293)
Underwriting income	29,696	42,151	7,779	18	79,644
Service and fee income	20,917	62,131	61	16,433	99,542
Investment income and realized gain	14,927	14,729	6,842	2	36,500
Other expenses	(43,224)	(30,050)	(14,314)	—	(87,588)
Interest expense and loss on extinguishment of debt	(6,250)	(4,277)	(2,060)	—	(12,587)
Foreign currency gain	—	1,084	—	—	1,084
Loss on life settlement contracts	(2,777)	(1,446)	(847)	—	(5,070)
Gain on sale of a subsidiary	6,631	—	—	—	6,631
(Provision) benefit for income taxes	(3,003)	(12,752)	485	(2,696)	(17,966)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	3,999	3,999
Net income attributable to AmTrust Financial Services, Inc.	$16,917	$71,570	$(2,054)	$17,756	$104,189

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2015:
Gross written premium	$1,776,948	$950,733	$681,844	$—	$3,409,525

Net written premium	1,040,632	594,473	416,805	—	2,051,910
Change in unearned premium	(133,582)	18,626	(18,607)	—	(133,563)
Net earned premium	907,050	613,099	398,198	—	1,918,347

Loss and loss adjustment expense	(588,690)	(393,985)	(269,083)	—	(1,251,758)
Acquisition costs and other underwriting expenses	(234,392)	(127,574)	(108,420)	—	(470,386)
	(823,082)	(521,559)	(377,503)	—	(1,722,144)
Underwriting income	83,968	91,540	20,695	—	196,203
Service and fee income	51,675	129,532	364	39,052	220,623
Investment income and realized gain	38,850	28,547	16,366	104	83,867
Other expenses	(102,455)	(54,818)	(39,314)	—	(196,587)
Interest expense and loss on extinguishment of debt	(12,828)	(6,864)	(4,923)	—	(24,615)
Foreign currency loss	—	(7,366)	—	—	(7,366)
Gain on life settlement contracts	7,540	4,035	2,894	—	14,469
(Provision) benefit for income taxes	(11,558)	(31,966)	678	(8,438)	(51,284)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	9,571	9,571
Net income attributable to AmTrust Financial Services, Inc.	$55,192	$152,640	$(3,240)	$40,289	$244,881

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2014:
Gross written premium	$1,643,554	$950,806	$515,476	$—	$3,109,836

Net written premium	1,103,808	601,655	348,488	—	2,053,951
Change in unearned premium	(336,547)	(8,532)	(13,646)	8,762	(349,963)
Net earned premium	767,261	593,123	334,842	8,762	1,703,988

Loss and loss adjustment expense	(513,168)	(398,934)	(227,829)	(5,872)	(1,145,803)
Acquisition costs and other underwriting expenses	(187,143)	(116,508)	(88,440)	(2,578)	(394,669)
	(700,311)	(515,442)	(316,269)	(8,450)	(1,540,472)
Underwriting income	66,950	77,681	18,573	312	163,516
Service and fee income	43,020	118,356	211	28,913	190,500
Investment income and realized gain	28,571	28,834	12,896	165	70,466
Other expenses	(92,583)	(53,559)	(29,037)	—	(175,179)
Interest expense and loss on extinguishment of debt	(12,729)	(7,363)	(3,992)	—	(24,084)
Foreign currency loss	—	(768)	—	—	(768)
Loss on life settlement contracts	(1,200)	(694)	(376)	—	(2,270)
Gain on sale of a subsidiary	6,631	—	—	—	6,631
(Provision) benefit for income taxes	(6,985)	(29,359)	312	(9,378)	(45,410)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	22,515	22,515
Net income attributable to AmTrust Financial Services, Inc.	$31,675	$133,128	$(1,413)	$42,527	$205,917

The following tables summarize net earned premium by major line of business, by segment, for the three months ended June 30, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2015:
Workers' compensation	$322,703	$—	$86,344	$—	$409,047
Warranty	—	144,316	—	—	144,316
Other liability	14,425	32,485	35,333	—	82,243
Commercial auto and liability, physical damage	67,491	8,714	34,465	—	110,670
Medical malpractice	—	40,143	—	—	40,143
Other	78,440	58,310	45,801	—	182,551
Total net earned premium	$483,059	$283,968	$201,943	$—	$968,970

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2014:
Workers' compensation	$254,925	$—	$61,973	$—	$316,898
Warranty	—	147,000	59	—	147,059
Other liability	20,250	53,258	31,677	—	105,185
Commercial auto and liability, physical damage	40,677	10,261	27,012	453	78,403
Medical malpractice	—	67,353	—	—	67,353
Other	71,005	43,736	43,281	2,017	160,039
Total net earned premium	$386,857	$321,608	$164,002	$2,470	$874,937

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2015:
Workers' compensation	$614,768	$—	$163,946	$—	$778,714
Warranty	—	295,847	—	—	295,847
Other liability	24,944	65,296	75,853	—	166,093
Commercial auto and liability, physical damage	119,411	12,154	69,698	—	201,263
Medical malpractice	—	76,454	—	—	76,454
Other	147,927	163,348	88,701	—	399,976
Total net earned premium	$907,050	$613,099	$398,198	$—	$1,918,347

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2014:
Workers' compensation	$502,227	$—	$114,621	$—	$616,848
Warranty	—	262,502	173	—	262,675
Other liability	28,507	100,473	103,945	—	232,925
Commercial auto and liability, physical damage	70,158	14,727	54,689	1,541	141,115
Medical malpractice	—	91,597	—	—	91,597
Other	166,369	123,824	61,414	7,221	358,828
Total net earned premium	$767,261	$593,123	$334,842	$8,762	$1,703,988

The following table summarizes total assets of the business segments as of June 30, 2015 and December 31, 2014:

(Amounts in Thousands)	June 30, 2015	December 31, 2014
Small Commercial Business	$7,534,448	$6,142,645
Specialty Risk and Extended Warranty	5,645,962	5,441,378
Specialty Program	2,778,710	2,248,901
Corporate and Other	7,831	14,444
	$15,966,951	$13,847,368

18. Subsequent Event

On August 5, 2015, the Company entered into a definitive agreement to acquire N.V. Nationale Borg-Maatschappij and its affiliates ("Nationale Borg") from Egeria and HAL Investments for approximately €154,000. Nationale Borg is a 120-year old, Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance with business in over 70 countries. The acquisition is subject to regulatory approval and is expected to close in the fourth quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. Amounts in the following discussion may not reconcile due to rounding differences.

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

We transact business primarily through our sixteen insurance subsidiaries domiciled in the United States and six insurance subsidiaries domiciled in Europe and Mexico. We are authorized to write business in all 50 states in the United States and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A"(Excellent) by A.M. Best Company ("A.M. Best").

For the six months ended June 30, 2015, our results of operations include activity for the following entities that were acquired subsequent to June 30, 2014:

•	CorePointe Insurance Company ("CorePointe")

•	TMI Solutions, LLC ("TMIS")

•	Oryx Insurance Brokerage, Inc. ("Oryx")

•	Comp Options Insurance Company ("Comp Options")

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 14.3% and 27.8% for the three months ended June 30, 2015 and 2014, respectively, and 24.2% and 28.2% for the six months ended June 30, 2015 and 2014, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 90.5% and 90.9% for the three months ended June 30, 2015 and 2014, respectively, and 89.8% and 90.4% for the six months ended June 30, 2015 and 2014, respectively..

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

•
Asset management services — We currently manage the investment portfolios of certain subsidiaries of Maiden, National General Holdings Corp. ("NGHC") and ACP Re, Ltd. ("ACP Re") for which we receive a management fee.

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

Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$1,678,389	$1,443,640	$3,409,525	$3,109,836

Net written premium	$1,008,721	$923,670	$2,051,910	$2,053,951
Change in unearned premium	(39,751)	(48,733)	(133,563)	(349,963)
Net earned premium	968,970	874,937	1,918,347	1,703,988
Service and fee income (related parties - three months $21,281; $15,118 and six months $38,685; $27,318)	107,737	99,542	220,623	190,500
Net investment income	36,283	32,594	70,856	61,121
Net realized and unrealized (loss) gain on investments	(2,642)	3,906	13,011	9,345
Total revenues	1,110,348	1,010,979	2,222,837	1,964,954
Loss and loss adjustment expense	638,475	587,233	1,251,758	1,145,803
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $129,222; $91,245 and six months $247,909; $179,351)	238,710	208,060	470,386	394,669
Other	98,130	87,588	196,587	175,179
Total expenses	975,315	882,881	1,918,731	1,715,651
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	135,033	128,098	304,106	249,303
Other income (expense):
Interest expense (net of interest income - related party - three months $2,211; $0 and six months $4,399; $0)	(9,646)	(12,587)	(19,901)	(24,084)
Loss on extinguishment of debt	—	—	(4,714)	—
Net gain (loss) on investment in life settlement contracts net of profit commission	3,096	(5,070)	14,469	(2,270)
Foreign currency (loss) gain	(47,320)	1,084	(7,366)	(768)
Gain on sale of subsidiary	—	6,631	—	6,631
Total other expense	(53,870)	(9,942)	(17,512)	(20,491)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	81,163	118,156	286,594	228,812
Provision for income taxes	4,472	17,966	51,284	45,410
Income before equity in earnings of unconsolidated subsidiaries	76,691	100,190	235,310	183,402
Equity in earnings of unconsolidated subsidiaries – related parties	4,042	3,999	9,571	22,515
Net income	80,733	104,189	244,881	205,917
Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(1,346)	4,026	(5,429)	4,090
Net income attributable to AmTrust Financial Services, Inc.	79,387	108,215	239,452	210,007
Dividends on preferred stock	(8,639)	(1,941)	(14,008)	(3,882)
Net income attributable to AmTrust common shareholders	$70,748	$106,274	$225,444	$206,125

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(1,466)	$(1,896)	$(2,482)	$(3,539)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(1,466)	(1,896)	(2,482)	(3,539)
Other net realized (loss) gain on investments	(1,176)	5,802	15,493	12,884
Net realized investment (loss) gain	$(2,642)	$3,906	$13,011	$9,345

Key measures:
Net loss ratio	65.9%	67.1%	65.3%	67.2%
Net expense ratio	24.6%	23.8%	24.5%	23.2%
Net combined ratio	90.5%	90.9%	89.8%	90.4%

Consolidated Results of Operations for the Three Months Ended June 30, 2015 and 2014

Gross Written Premium. Gross written premium increased $234.6 million, or 16.3%, to $1,678.4 million from $1,443.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase of $234.6 million is attributable to growth in our Small Commercial Business segment and our Specialty Program segment. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, while the majority of the increase in the Specialty Program segment resulted from expansion of our existing programs. The increases were partially offset by a decrease in our Specialty Risk and Extended Warranty segment, which resulted from declines in gross written premium in our European business due to the strengthening of the U.S. dollar relative to the Euro and British Pound.

Net Written Premium. Net written premium increased $85.1 million, or 9.2%, to $1,008.7 million from $923.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase/(decrease) by segment was: Small Commercial Business - $64.3 million, Specialty Risk and Extended Warranty - $(13.8) million and Specialty Program – $34.5 million. Net written premium increased for the three months ended June 30, 2015 compared to the same period in 2014 due to the increase in gross written premium. This increase was partially offset by a decrease in the retention of gross written premium to 60.1% from 64.0% for the three months ended June 30, 2015 and 2014, respectively, and the negative impact of currency fluctuation on our European business.

Net Earned Premium. Net earned premium increased $94.0 million, or 10.7%, to $969.0 million from $874.9 million for the three months ended June 30, 2015 and 2014, respectively. The increase/(decrease) by segment was: Small Commercial Business — $96.2 million, Specialty Risk and Extended Warranty — $(37.6) million and Specialty Program — $37.9 million. The increase in net earned premium resulted from an increase in net written premium of 15% on a trailing twelve-month basis, partially offset by the negative impact of currency fluctuation on our European business.

Service and Fee Income. Service and fee income increased $8.2 million, or 8.2%, to $107.7 million from $99.5 million for the three months ended June 30, 2015 and 2014, respectively. We increased service and fee income by $6.5 million during the second quarter of 2015 from acquisitions, including Oryx and TMIS. Services provided to Maiden, NGHC and ACP Re generated higher fees of approximately $6.2 million during the three months ended June 30, 2015 compared to the same period in 2014. The increases were partially offset by a decrease in the Specialty Risk and Extended Warranty segment of approximately $2.7 million for the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services during the second quarter of 2015 compared to the same period in 2014.

Net Investment Income. Net investment income increased $3.7 million, or 11.3%, to $36.3 million from $32.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase resulted primarily from a higher average portfolio of fixed security investment securities during the three months ended June 30, 2015 compared to the same period in 2014 achieved by our investment of certain proceeds from common and preferred stock offerings in 2014 and 2015 and the acquisitions of CorePointe and Comp Options. Additionally, our investment yields were slightly higher period over period.

Net Realized Gains / (Loss) on Investments. We had a net realized (loss)/gain on investments of $(2.6) million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively. The realized loss for the three months ended June 30, 2015 compared to the realized gain in the same period in 2014 resulted primarily from the sale of certain under performing securities during the three months ended June 30, 2015. We recognized impairment on two securities for approximately $1.5 million during the three months ended June 30, 2015 and recognized impairment on five securities for $1.9 million during the same period in 2014. The decrease was partially offset from a realized gain of $1.4 million on securities classified as trading securities as of June 30, 2015, for which there was no corresponding gain during the second quarter of 2014.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $51.2 million, or 8.7%, to $638.5 million for the three months ended June 30, 2015 from $587.2 million for the three months ended June 30, 2014. Our loss ratio for the three months ended June 30, 2015 and 2014 was 65.9% and 67.1%, respectively. The decrease in the loss ratio resulted from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years in our Small Commercial Business and Specialty Risk and Extended Warranty segments. A majority of the decrease resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $30.7 million, or 14.7%, to $238.7 million for the three months ended June 30, 2015 from $208.1 million for the three months ended June 30, 2014. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended June 30, 2015 and 2014 was $129.2 million and $91.2 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and lower retention of gross written premium, and was consistent period over period as a percentage of earned premium. The expense ratio was 24.6% during the three months ended June 30, 2015 and was consistent compared to 23.8% during the three months ended June 30, 2014.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $6.9 million, or 5.4%, to $135.0 million for the three months ended June 30, 2015 from $128.1 million for the three months ended June 30, 2014. The $6.9 million increase resulted primarily from an increase in earned premium, a reduction in the loss ratio, and higher net investment income period over period.

Net Interest Expense. Net interest expense for the three months ended June 30, 2015 was $9.6 million, compared to $12.6 million for the same period in 2014. The majority of the decrease related to interest income of approximately $2.2 million related to our $125 million loan to ACP Re, which we entered into during the third quarter of 2014.

 Net Gain on Investment in Life Settlement Contracts Net of Profit Commission. We recognized a gain on investment in life settlement contracts of $3.1 million for the three months ended June 30, 2015 compared to a loss of $5.1 million for the three months ended June 30, 2014. The increase related primarily to increases in the fair value of the life settlement contracts without a corresponding increase in premium payments as well as two maturities in the three months ended June 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $47.3 million during the three months ended June 30, 2015 compared to a transaction gain of $1.1 million during the same period in 2014. The loss during the three months ended June 30, 2015 resulted from internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company during the three months ended June 30, 2015.

Provision for Income Tax. Provision for income tax for the three months ended June 30, 2015 was $4.5 million, which resulted in an effective tax rate of 5.5%, compared to income tax expense of $18.0 million, which resulted in an effective tax rate of 15.2% for the three months ended June 30, 2014. During the three months ended June 30, 2014, the effective tax rate was favorably impacted by a reduction of our deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers for $18.6 million, which reduced the effective tax rate by 14.6%. Without the impact of the equalization reserve, the effective tax rate for the three months ended June 30, 2014 would have been 29.8%. This overall decrease in effective tax rates in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 resulted from a change in profitability by jurisdiction.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $4.0 million for the three months ended June 30, 2015 and June 30, 2014. Our equity income was consistent period over period as our earnings from NGHC was flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Consolidated Results of Operations for the Six Months Ended June 30, 2015 and 2014

Gross Written Premium. Gross written premium increased $299.7 million, or 9.6%, to $3,409.5 million from $3,109.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $299.7 million is attributable to growth in our Small Commercial Business segment and our Specialty Program segment. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, partially offset by the assumption of $199.7 million of non-recurring premium during the first quarter of 2014, which related to the assumption of unearned premium as part of the cut through reinsurance agreement with Tower. The majority of the increase in the Specialty Program segment resulted from expansion of our existing programs. The overall increase was partially offset by a decline in our Specialty Risk and Extended Warranty segment, related to declines in gross written premium in our European business due to the strengthening of the U.S. dollar relative to the Euro and British Pound.

Net Written Premium. Net written premium decreased $2.0 million, or (0.1)%, to $2,051.9 million from $2,054.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase/(decrease) by segment was: Small Commercial Business - $(63.2) million, Specialty Risk and Extended Warranty - $(7.2) million and Specialty Program – $68.3 million. Net written premium decreased for the six months ended June 30, 2015 compared to the same period in 2014 due to the decrease in the retention of gross written premium to 60.2% from 66.0% for six months ended June 30, 2015 and 2014, respectively, which resulted from the assumption of non-recurring premium during the first quarter of 2014 that was not subject to the Maiden Quota Share. The decrease was partially offset by an increase in gross written premium during the equivalent periods.

Net Earned Premium. Net earned premium increased $214.4 million, or 12.6%, to $1,918.3 million from $1,704.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $139.8 million, Specialty Risk and Extended Warranty — $20.0 million and Specialty Program — $63.4 million. The increase in net earned premium resulted from an increase in net written premium of 15% on a trailing twelve-month basis, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share.

Service and Fee Income. Service and fee income increased $30.1 million, or 15.8%, to $220.6 million from $190.5 million for the six months ended June 30, 2015 and 2014, respectively. We increased service and fee income by $12.9 million during the first half of 2015 from acquisitions, including Oryx and TMIS. Services provided to Maiden, NGHC and ACP Re generated higher fees of approximately $11.4 million during the six months ended June 30, 2015 compared to the same period in 2014. Fee income for insurance services provided to non-profit organizations increased by $2.4 million during the first six months for 2015 compared to the equivalent period in 2014. Additionally, we increased our fees for services we provide as a servicing carrier for workers' compensation assigned risk plans by $1.1 million in the first half of 2015.

Net Investment Income. Net investment income increased $9.7 million, or 15.9%, to $70.9 million from $61.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase resulted primarily from a higher average portfolio of fixed security investment securities during the six months ended June 30, 2015 compared to the same period in 2014 achieved by our investment of certain proceeds from common and preferred stock offerings in 2014 and 2015 and the acquisitions of CorePointe and Comp Options. Additionally, our investment yields were slightly higher period over period.

Net Realized Gains on Investments. We had a net realized gain on investments of $13.0 million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase in the realized gains resulted primarily from a realized gain of $2.2 million on securities classified as trading securities as of June 30, 2015. We had no corresponding gain during the same period in 2014. Additionally, we impaired securities for approximately $2.5 million and $3.5 million during the six months ended June 30, 2015 and 2014, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $106.0 million, or 9.2%, to $1,251.8 million for the six months ended June 30, 2015 from $1,145.8 million for the six months ended June 30, 2014. Our loss ratio for the six months ended June 30, 2015 and 2014 was 65.3% and 67.2%, respectively. The decrease in loss ratio impacted all three of our segments and was a result, primarily, of lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years. A majority of the decrease resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $75.7 million, or 19.2%, to $470.4 million for the six months ended June 30, 2015 from $394.7 million for the six months ended June 30, 2014. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share. The ceding commission earned during the six months ended June 30, 2015 and 2014 was $247.9 million and $179.4 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and was consistent period over period as a percentage of earned premium. The expense ratio increased to 24.5% during the six months ended June 30, 2015 from 23.2% during the six months ended June 30, 2014, primarily in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The increase in the expense ratio was primarily related to the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $54.8 million, or 22.0%, to $304.1 million for the six months ended June 30, 2015 from $249.3 million for the six months ended June 30, 2014. The $54.8 million increase resulted primarily from an increase in earned premium, a reduction in the loss ratio, and higher net investment income, partially offset by a higher expense ratio period over period.

Net Interest Expense. Net interest expense for the six months ended June 30, 2015 was $19.9 million, compared to $24.1 million for the same period in 2014. The decrease in net interest expense related primarily to interest income of approximately $4.4 million related to our $125 million loan to ACP Re, which we entered into during the third quarter of 2014.

 Net Gain on Investment in Life Settlement Contracts Net of Profit Commission. We recognized a gain on investment in life settlement contracts of $14.5 million for the six months ended June 30, 2015 compared to a loss of $2.3 million for the six months ended June 30, 2014. The increase related primarily to increases in the fair value of the life settlement contracts without a corresponding increase in premium payments as well as five maturities during the six months ended June 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss increased $(6.6) million during the six months ended June 30, 2015 to $(7.4) million from a transaction loss of $(0.8) million during the same period in 2014. The increase during the six months ended June 30, 2015 resulted from internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company during the six months ended June 30, 2015.

Provision for Income Tax. Provision for income tax for the six months ended June 30, 2015 was $51.3 million, which resulted in an effective tax rate of 17.9%, compared to income tax expense of $45.4 million, which resulted in an effective tax rate of 19.8% for the six months ended June 30, 2014. During the six months ended June 30, 2014, the effective tax rate was favorably impacted by a reduction of our deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers for $18.6 million, which reduced the effective tax rate by 8.1%. Without the impact of the equalization reserve, the effective tax rate for the six months ended June 30, 2014 would have been 28.0%. This overall decrease in the effective tax rates in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 resulted from a change in the profitability by jurisdiction.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related party decreased by $12.9 million for the six months ended June 30, 2015 to $9.6 million compared to $22.5 million for the six months ended June 30, 2014. The decrease resulted primarily from a realized gain of approximately $14.7 million in 2014 from a decrease in our ownership percentage of NGHC from 15.4% to 13.2% as a result of NGHC's sale of shares in a Rule 144A offering in February 2014.

Small Commercial Business Segment Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$875,829	$704,627	$1,776,948	$1,643,554

Net written premium	$517,392	$453,092	$1,040,632	$1,103,808
Change in unearned premium	(34,333)	(66,235)	(133,582)	(336,547)
Net earned premium	483,059	386,857	907,050	767,261

Loss and loss adjustment expense	(314,344)	(258,046)	(588,690)	(513,168)
Acquisition costs and other underwriting expenses	(124,713)	(99,115)	(234,392)	(187,143)
	(439,057)	(357,161)	(823,082)	(700,311)
Underwriting income	$44,002	$29,696	$83,968	$66,950

Key measures:
Net loss ratio	65.1%	66.7%	64.9%	66.9%
Net expense ratio	25.8%	25.6%	25.8%	24.4%
Net combined ratio	90.9%	92.3%	90.7%	91.3%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2015 and 2014 (Unaudited)

Gross Written Premium.  Gross written premium increased $171.2 million, or 24.3%, to $875.8 million for the three months ended June 30, 2015 from $704.6 million for the three months ended June 30, 2014. The majority of the increase was attributable to an increase in the number of workers' compensation policies issued. Approximately 63% of this increase consisted of workers' compensation premium in the states of California, Florida, New Jersey and New York. Additionally, the acquisition of Comp Options and CorePointe contributed approximately $35 million of incremental gross written premium for the three months ended June 30, 2015.

Net Written Premium. Net written premium increased $64.3 million, or 14.2%, to $517.4 million for the three months ended June 30, 2015 from $453.1 million for the three months ended June 30, 2014. The increase resulted from an increase in gross written premium for the three months ended June 30, 2015 compared to the same period in 2014, partially offset by a lower retention of premium during the current period. Our retention of gross written premium for the segment was 59.1% and 64.3% for the three months ended June 30, 2015 and 2014, respectively, as the three months ended June 30, 2014 included assumed business from Tower that we did not cede to Maiden.

Net Earned Premium. Net earned premium increased $96.2 million, or 24.9%, to $483.1 million for the three months ended June 30, 2015 from $386.9 million for the three months ended June 30, 2014. As premiums written are earned ratably over an annual period, the increase in net written premium resulted from a 9% higher net written premium for the twelve months ended June 30, 2015 compared to the same period in 2014, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $56.3 million, or 21.8%, to $314.3 million for the three months ended June 30, 2015 from $258.0 million for the three months ended June 30, 2014. Our loss ratio for the segment for the three months ended June 30, 2015 decreased to 65.1% compared to 66.7% for the three months ended June 30, 2014. The decrease in the loss ratio was the result, primarily, of lower current accident year selected ultimate losses as compared to selected ultimate losses in the prior period. The decrease in the loss ratio resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $25.6 million, or 25.8%, to $124.7 million for the three months ended June 30, 2015 from $99.1 million for the three months ended June 30, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $67.2 million and $43.6 million earned during the three months ended June 30, 2015 and 2014, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio remained consistent period over period and was 25.8% and 25.6% for the three months ended June 30, 2015 and 2014, respectively.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $14.3 million, or 48.2%, to $44.0 million for the three months ended June 30, 2015 from $29.7 million for the three months ended June 30, 2014. The increase resulted from higher earned premium coupled with a lower loss ratio during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, partially offset by a higher expense ratio.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $133.4 million, or 8.1%, to $1,776.9 million for the six months ended June 30, 2015 from $1,643.6 million for the six months ended June 30, 2014. The increase was negatively impacted by the assumption of $199.7 million of non-recurring premium during the first three months of 2014, the majority of which was from the cut through reinsurance agreement with Tower. Absent the assumption of this premium, gross written premium would have increased $333.1 million or 23.1%. The majority of the increase was attributable to an increase in the number of workers' compensation policies issued. Approximately 59% of this increase was from the states of California, Florida, New Jersey and New York. Additionally, the acquisitions of Comp Options and CorePointe contributed approximately $68 million of incremental gross written premium for the six months ended June 30, 2015.

Net Written Premium. Net written premium decreased $63.2 million, or (5.7)%, to $1,040.6 million for the six months ended June 30, 2015 from $1,103.8 million for the six months ended June 30, 2014. The decrease resulted from the 2014 assumption of $199.7 million of non-recurring premium that was not subject to the Maiden Quota Share. As a result, our retention of gross written premium for the segment decreased to 58.6% from 67.2% for the six months ended June 30, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium increased $139.8 million, or 18.2%, to $907.1 million for the six months ended June 30, 2015 from $767.3 million for the six months ended June 30, 2014. As premiums written are earned ratably over an annual period, the increase in net written premium resulted from 9% higher net written premium for the twelve months ended June 30, 2015 compared to the same period in 2014, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $75.5 million, or 14.7%, to $588.7 million for the six months ended June 30, 2015 from $513.2 million for the six months ended June 30, 2014. Our loss ratio for the segment for the six months ended June 30, 2015 decreased to 64.9% compared to 66.9% for the six months ended June 30, 2014. The decrease in the loss ratio was the result, primarily, of lower current accident year selected ultimate losses as compared to selected ultimate losses in the prior period. The decrease in the loss ratio resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $47.2 million, or 25.2%, to $234.4 million for the six months ended June 30, 2015 from $187.1 million for the six months ended June 30, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the six months ended June 30, 2015 and 2014 of $124.3 million and $85.7 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 25.8% and 24.4% for the six months ended June 30, 2015 and 2014, respectively. The increase in the expense ratio related to the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $17.0 million, or 25.4%, to $84.0 million for the six months ended June 30, 2015 from $67.0 million for the six months ended June 30, 2014. The increase resulted primarily from higher earned premium and a lower loss ratio during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$479,863	$503,603	$950,733	$950,806

Net written premium	$306,784	$320,540	$594,473	$601,655
Change in unearned premium	(22,816)	1,068	18,626	(8,532)
Net earned premium	283,968	321,608	613,099	593,123

Loss and loss adjustment expense	(185,345)	(215,814)	(393,985)	(398,934)
Acquisition costs and other underwriting expenses	(57,309)	(63,643)	(127,574)	(116,508)
	(242,654)	(279,457)	(521,559)	(515,442)
Underwriting income	$41,314	$42,151	$91,540	$77,681

Key measures:
Net loss ratio	65.3%	67.1%	64.3%	67.3%
Net expense ratio	20.2%	19.8%	20.8%	19.6%
Net combined ratio	85.5%	86.9%	85.1%	86.9%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium decreased $23.7 million, or (4.7)%, to $479.9 million for the three months ended June 30, 2015 from $503.6 million for the three months ended June 30, 2014. The segment's European business was negatively impacted during the three months ended June 30, 2015 by currency fluctuations of approximately $40 million. Absent the impact of currency fluctuations, gross written premium for our European business would have increased by approximately $33 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net Written Premium. Net written premium decreased $13.8 million, or (4.3)%, to $306.8 million for the three months ended June 30, 2015 from $320.5 million for the three months ended June 30, 2014. The decrease in net written premium resulted from a decrease of gross written premium for the three months ended June 30, 2015 compared to the same period in 2014. Our overall retention of gross written premium for the segment was consistent period over period and was 63.9% and 63.6% for the three months ended June 30, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium decreased $37.6 million, or (11.7)%, to $284.0 million for the three months ended June 30, 2015 from $321.6 million for the three months ended June 30, 2014. As net written premium is earned ratably over the term of a policy, the decrease in net earned premium resulted from the reduction in net written premium and the writing of longer tail business generated by AmTrust at Lloyd's during the three months ended June 30, 2015 compared to June 30, 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $30.5 million, or (14.1)%, to $185.3 million for the three months ended June 30, 2015 from $215.8 million for the three months ended June 30, 2014. Our loss ratio for the segment for the three months ended June 30, 2015 decreased to 65.3% compared to 67.1% for the same period in 2014. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years, primarily in our domestic specialty risk and extended warranty business, while our European business was consistent period over period We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses decreased $6.3 million, or 10.0%, to $57.3 million for the three months ended June 30, 2015 from $63.6 million for the three months ended June 30, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $31.8 million and $28.2 million earned during the three months ended June 30, 2015 and 2014 , respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 20.2% for the three months ended June 30, 2015 and was consistent to 19.8% for the three months ended June 30, 2014.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio decreased $0.8 million, or 2.0%, to $41.3 million for the three months ended June 30, 2015 from $42.2 million for the three months ended June 30, 2014. The decrease was attributable primarily to a decrease in the segment’s net earned premium offset by a lower combined ratio during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium decreased $0.1 million to $950.7 million for the six months ended June 30, 2015 from $950.8 million for the six months ended June 30, 2014. The segment's European business was negatively impacted during the six months ended June 30, 2015 by currency fluctuations of approximately $77 million. Absent the impact of currency fluctuations, gross written premium for our European business would have increased by approximately $29 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Additionally, the segment's U.S. business experienced growth during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, the majority of which resulted from the assumption of unearned premium of approximately $33 million.

Net Written Premium. Net written premium decreased $7.2 million, or (1.2)%, to $594.5 million for the six months ended June 30, 2015 from $601.7 million for the six months ended June 30, 2014. The decrease in net written premium resulted from a decrease of gross written premium for the six months ended June 30, 2015 compared to the same period in 2014. Additionally, our net written premium decreased period over period as a result of a cession of a greater percentage of gross written premium to reinsurers during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 62.5% and 63.3% for the six months ended June 30, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium increased $20.0 million, or 3.4%, to $613.1 million for the six months ended June 30, 2015 from $593.1 million for the six months ended June 30, 2014. The increase related to the assumption of approximately $33 million of unearned premium during the six months ended June 30, 2015, which earned at a faster rate than our direct written policies.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased $4.9 million, or (1.2)%, to $394.0 million for the six months ended June 30, 2015 from $398.9 million for the six months ended June 30, 2014. Our loss ratio for the segment for the six months ended June 30, 2015 decreased to 64.3% compared to 67.3% for the same period in 2014. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years, primarily in our domestic specialty risk and extended warranty business, while our European business was consistent period over period. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $11.1 million, or 9.5%, to $127.6 million for the six months ended June 30, 2015 from $116.5 million for the six months ended June 30,

2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $67.7 million and $53.3 million earned during the six months ended June 30, 2015 and 2014, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. As a result, the expense ratio increased to 20.8% for the six months ended June 30, 2015 from 19.6% for the six months ended June 30, 2014. In addition, a part of the increase in the expense ratio related to changes in business mix as premium generated by AmTrust at Lloyd's has higher policy acquisition costs than the average costs associated with other business in this segment.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio increased $13.9 million, or 17.8%, to $91.5 million for the six months ended June 30, 2015 from $77.7 million for the six months ended June 30, 2014. The increase was attributable primarily to a decrease in the segment’s loss ratio, partially offset by an increase in the expense ratio.

Specialty Program Segment Results of Operations for The Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$322,697	$235,410	$681,844	$515,476

Net written premium	$184,545	$150,038	$416,805	$348,488
Change in unearned premium	17,398	13,964	(18,607)	(13,646)
Net earned premium	201,943	164,002	398,198	334,842

Loss and loss adjustment expense	(138,786)	(111,669)	(269,083)	(227,829)
Acquisition costs and other underwriting expenses	(56,688)	(44,554)	(108,420)	(88,440)
	(195,474)	(156,223)	(377,503)	(316,269)
Underwriting income	$6,469	$7,779	$20,695	$18,573

Key measures:
Net loss ratio	68.7%	68.1%	67.6%	68.0%
Net expense ratio	28.1%	27.2%	27.2%	26.5%
Net combined ratio	96.8%	95.3%	94.8%	94.5%

Specialty Program Segment Results of Operations for The Three Months Ended June 30, 2015 and 2014 (Unaudited)

Gross Written Premium.  Gross written premium increased $87.3 million, or 37.1%, to $322.7 million for the three months ended June 30, 2015 from $235.4 million for the same period in 2014. The majority of the increase in gross written premium resulted from expansion of existing programs, which included primarily workers' compensation programs.

Net Written Premium.  Net written premium increased $34.5 million, or 23.0%, to $184.5 million for the three months ended June 30, 2015 from $150.0 million for the same period in 2014. The increase in net written premium resulted from an increase in gross written premium for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, partially offset by our cession of a greater percentage of gross written premium to reinsurers during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 57.2% and 63.7% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the retention of gross written premium related to an increase in business written that is covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $37.9 million, or 23.1%, to $201.9 million for the three months ended June 30, 2015 from $164.0 million for the same period in 2014. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the three months ended June 30, 2015 compared to the same period in 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $27.1 million, or 24.3%, to $138.8 million for the three months ended June 30, 2015, compared to $111.7 million for the same period in 2014. Our loss ratio for the segment for the three months ended June 30, 2015 was 68.7% compared to 68.1% for the three months ended June 30, 2014. The increase in the loss ratio resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years in certain general liability programs, and was partially offset by improved pricing. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $12.1 million, or 27.2%, to $56.7 million for the three months ended June 30, 2015 from $44.6 million for the same period in 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $30.7 million and $19.6 million earned during the three months ended June 30, 2015 and 2014, respectively. The expense ratio was 28.1% for the three months ended June 30, 2015 compared to 27.2% for the three months ended June 30, 2014. The increase in the expense ratio during the three months ended June 30, 2015 related to the issuance of a higher percentage of commercial automobile and general liability policies, which have higher policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $1.3 million, or (17)%, to $6.5 million for the three months ended June 30, 2015 from $7.8 million for the three months ended June 30, 2014 due to a higher combined ratio.

Specialty Program Segment Results of Operations for The Six Months Ended June 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $166.4 million, or 32.3%, to $681.8 million for the six months ended June 30, 2015 from $515.5 million for the same period in 2014. The increase in gross written premium resulted from expansion of existing programs, including workers' compensation, commercial automobile and general liability programs.

Net Written Premium. Net written premium increased $68.3 million, or 19.6%, to $416.8 million for the six months ended June 30, 2015 from $348.5 million for the same period in 2014. The increase in net written premium resulted from an increase in gross written premium for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our overall retention of gross written premium for the segment decreased to 61.1% from 67.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the retention of gross written premium in 2015 related to an increase in business written that is covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $63.4 million, or 18.9%, to $398.2 million for the six months ended June 30, 2015 from $334.8 million for the same period in 2014. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the six months ended June 30, 2015 compared to the same period in 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $41.3 million, or 18.1%, to $269.1 million for the six months ended June 30, 2015, compared to $227.8 million for the same period in 2014. Our loss ratio for the segment for the six months ended June 30, 2015 was 67.6% compared to 68.0% for the six months ended June 30, 2014. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years, caused by increases in rates combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $20.0 million, or 22.6%, to $108.4 million for the six months ended June 30, 2015 from $88.4 million for the same period in 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $57.6 million and $40.5 million earned during the six months ended June 30, 2015 and 2014, respectively. The expense ratio was 27.2% for the six months ended June 30, 2015 compared to 26.5% for the six months ended June 30, 2014. The increase in the expense ratio during the six months ended June 30, 2015 related to the issuance of a higher percentage of commercial automobile and general liability policies, which have higher policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in the combined ratio increased $2.1 million, or 11.4%, to $20.7 million for the six months ended June 30, 2015 from $18.6 million for the same period in 2014. The increase of $2.1 million resulted primarily from an increase in earned premium and a consistent combined ratio during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $874 million and $684 million in the six months ended June 30, 2015 and 2014, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
(Amounts in Thousands)	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$182,085	$657,681
Investing activities	(730,518)	(592,527)
Financing activities	494,014	(331,343)

Net cash provided by operating activities for the six months ended June 30, 2015 decreased compared to cash provided by operating activities in the six months ended June 30, 2014. The decrease in cash provided from operations resulted primarily from an increase in reinsurance recoverable and premium receivables and a decrease in our deferred tax liability in 2015 compared to 2014.

Net cash used in investing activities was approximately $731 million during the six months ended June 30, 2015 and consisted primarily of approximately $569 million for the net purchase of fixed maturity, equity securities and short-term investments, approximately $63 million for restricted cash, approximately $121 million for acquisitions and approximately $44 million for capital expenditures, partially offset by the net proceeds of approximately $81 million received from the maturity of life settlements. Net cash used in investing activities was $593 million for the six months ended June 30, 2014 and consisted primarily of approximately $427 million for the net purchase of fixed maturity, equity securities, and short-term investments, approximately $81 million for restricted cash, approximately $76 million for acquisitions, approximately $25 million for the acquisition of life settlement contracts, and approximately $23 million for capital expenditures, partially offset by the net proceeds of approximately $20 million received from the sale of a subsidiary.

Net cash provided by financing activities was approximately $494 million for the six months ended June 30, 2015 compared to approximately $331 million net cash used in financing activities during the six months ended June 30, 2014. In 2015, we issued preferred stock for approximately $177 million, common stock for approximately $172 million, issued $150 million in subordinated notes, entered into a repurchase agreement for approximately $49 million and utilized our revolving credit facility for $65 million, which was partially offset by common and preferred stock dividends paid of $54 million, and payment of approximately $54 million to settle conversions of our 2021 Notes. During the six months ended June 30, 2014, cash used in financing activities was approximately $331 million, of which approximately $293 million was used to settle repurchase agreements, $29 million was used to pay dividends, $11 million was used to repurchase common shares, and $10 million was used to pay off a promissory note from the acquisition of Insco Dico. The use of cash was partially offset by the receipt of approximately $11 million cash capital contributions from non-controlling interest.

Other Material Changes in Financial Position

(Amounts in thousands)	June 30, 2015	December 31, 2014
Selected Assets:
Fixed maturities, available-for-sale	$4,842,644	$4,253,274
Premium receivable, net	2,376,818	1,851,682
Reinsurance recoverable	2,799,007	2,440,627
Selected Liabilities:
Loss and loss expense reserve	6,380,845	5,664,205
Unearned premium	3,868,747	3,447,203
Accrued expense and other current liabilities	1,289,511	991,504

The increase in fixed maturities, available-for-sale, from December 31, 2014 to June 30, 2015 was primarily attributable to the acquisition of CorePointe, which was $92 million, and utilization of excess cash from equity and debt offerings of $498 million during the six months ended June 30, 2015. The increase in premium receivable, net related to the acquisition of CorePointe, which was $27 million, and increased premium writing in the first half of 2015. The increase in reinsurance recoverable related to an increase in premium writing and a lower retention of premium in 2015 compared to 2014. The increase in loss and loss expense reserve and unearned premium related to an increase in gross written premium during the six months ended June 30, 2015 compared to 2014, and the acquisition of CorePointe, which was $48 million and $29 million, respectively. The increase in accrued expense and other current liabilities was a result of a general increase in business activities.

Common Stock

During the six months ended June 30, 2015, we issued 3,450,000 shares of our Common Stock in an underwritten public offering, resulting in net cash proceeds of approximately $172.5 million.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the six months ended June 30, 2015 ($ in thousands)
A	6.75	4,600,000	N/A	25	111,130	3,882
B	7.25	105,000	4,200,000	1,000	101,702	3,806
C	7.625	80,000	3,200,000	1,000	77,480	3,050
D	7.50	182,500	7,300,000	1,000	176,529	3,270

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

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of June 30, 2015, we had an outstanding balance of $185 million and outstanding letters of credit in place under this Credit Agreement for $117.4 million, which reduced the availability under the facility to $47.6 million, and the availability for letters of credit to $57.6 million.

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

Fees payable by us under this credit facility include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range based on our consolidated leverage ratio, which was greater than or equal to 15% but less than 25%, resulting in a commitment fee rate of 0.175%).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $1.5 million and $0.8 million for six months ended June 30, 2015 and 2014, respectively.

ING letter of credit facility

We use this £235 million (or $369 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account. The facility is 40% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII's then-current financial strength rating issued by A.M. Best. As of June 30, 2015, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the AII's A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and pay a facility fee upon closing of 0.15% of the total aggregate commitment.

As of June 30, 2015, the Company had outstanding letters of credit of £231.3 million (or $363.3 million) in place under this credit facility. The aggregated unutilized amount under this facility was £3.7 million (or $5.8 million) as of June 30, 2015. We recorded total interest expense of approximately $1.7 million and $1.3 million during the six months ended June 30, 2015 and 2014, respectively.

Other letters of credit facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.5 million was utilized as of June 30, 2015. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $1.0 million as of June 30, 2015.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 7. "Debt" to the accompanying financial statements included elsewhere in this report.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $212 million Convertible Senior Notes due 2044 ("2044 Notes"), with a carrying value of $160 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally we have an outstanding principal balance of $14.5 million Convertible Senior Notes due 2021 ("2021 Notes"), with a carrying a value of $12.3 million, that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $6.0 million during the six months ended June 30, 2015. Interest expense recognized on the 2021 Notes was $0.6 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 7. “Debt” to the accompanying financial statements included elsewhere in this report.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of June 30, 2015, the consolidated leverage ratio was less than 30%. Interest expense recognized on these notes was approximately $7.8 million and $7.8 million for the six months ended June 30, 2015 and 2014, respectively. For further information on these notes, including restrictive covenants and events of default, see Note 7. "Debt" to the accompanying financial statements included elsewhere in this report.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "2055 Notes") that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. We have the right to redeem the 2055 Notes , in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 2055 Notes was $0.4 million for the three and six months ended June 30, 2015, respectively. For further information on the 2055 Notes, see Note 7. "Debt" to the accompanying financial statements included elsewhere in this report.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the six months ended June 30, 2015.

Contractual Obligations

During the six months ended June 30, 2015, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Reinsurance

 Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter into reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. We have not experienced any significant changes to our reinsurance programs since December 31, 2014. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Reinsurance Company Ltd., see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2014.

Investment Portfolio

Our investment portfolio, which consists of cash, cash equivalents, restricted cash and cash equivalents, fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $650 million, or 11.8%, to $6.2 billion for the six months ended June 30, 2015 from $5.5 billion as of December 31, 2014. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the six months ended June 30, 2015 compared to December 31, 2014 was primarily attributable to the acquisition of CorePointe and the issuance of common and preferred stock. Our fixed maturity securities, including fixed maturity securities pledged to support our repurchase agreement, had a fair value of 4.9 billion and an amortized cost of $4.9 billion as of June 30, 2015. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $133.7 million with a cost of $129.3 million as of June 30, 2015.

Our investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	June 30, 2015		December 31, 2014
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,094,912	17.8%	$1,088,975	19.7%
Short-term investments	41,707	0.7	63,916	1.2
U.S. treasury securities	96,716	1.6	43,870	0.8
U.S. government agencies	36,677	0.6	13,538	0.2
Municipals	449,671	7.3	482,041	8.7
Foreign government	112,731	1.8	112,731	2.0
Commercial mortgage back securities	100,558	1.6	38,685	0.7
Residential mortgage backed securities:
Agency backed	1,012,705	16.4	975,782	17.7
Non-agency backed	95,920	1.6	22,503	0.4
Collateralized loan / debt obligations	97,701	1.6	—	—
Asset-backed securities	7,891	0.1	710	—
Corporate bonds	2,882,875	46.7	2,563,414	46.6
Preferred stocks	4,963	0.1	3,506	0.1
Common stocks	128,782	2.1	104,287	1.9
	$6,163,809	100.0%	$5,513,958	100.0%
Less: Securities pledged	50,801		—
	$6,113,008		$5,513,958

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2015 and December 31, 2014, as rated by Standard and Poor’s.

	June 30, 2015	December 31, 2014
U.S. Treasury	2.0%	1.0%
AAA	5.3	6.7
AA	37.1	39.0
A	29.6	27.9
BBB, BBB+, BBB-	23.7	23.4
BB, BB+, BB-	1.8	1.6
B, B+, B-	0.2	0.1
Other	0.3	0.3
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	2.11	6.3	1.95	3.9
U.S. government agencies	2.93	4.4	2.80	4.5
Foreign government	2.25	5.3	2.30	5.8
Corporate bonds	3.24	5.6	3.09	5.3
Municipals	3.63	6.7	3.48	5.3
Collateralized loan / debt obligations	3.92	0.2	—	—
Mortgage and asset backed	3.28	4.4	3.24	4.1

As of June 30, 2015, the weighted average duration of our fixed income securities was 5.3 years and had a yield of 3.3%.

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

The impairment charges of our fixed and equity securities classified as available-for-sale for the six months ended June 30, 2015 and 2014 are presented in the table below:

(Amounts in Thousands)	2015	2014
Equity securities	$1,192	$2,291
Fixed maturity securities	1,290	1,248
	$2,482	$3,539

Additionally, we had gross unrealized losses of $80.7 million related to available-for-sale fixed maturity securities and $3.2 million related to available-for-sale equity securities during the six months ended June 30, 2015.

As of June 30, 2015, we own 1,914 purchase lots of corporate bonds in the industrial, bank and financial and other sectors, which account for approximately 26%, 30% and 3%, respectively, and 59% in the aggregate of the total fair value of our fixed maturity securities, and 33%, 47% and 5%, respectively, and 85% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $3.2 million as of June 30, 2015 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities (excluding $41.7 million of short-term deposits) with a fair value of $4.9 billion and carrying value of $4.9 billion as of June 30, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of June 30, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$4,404,104	$(489,341)	(18.6)%
100 basis point increase	4,640,284	(253,161)	(9.6)%
No change	4,893,445	—	—
100 basis point decrease	5,155,561	262,116	10.0%
200 basis point decrease	5,436,983	543,538	20.6%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $1,095.6 million of debt instruments of which $684.6 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $4.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euros and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $58.5 million after tax realized currency loss based on our outstanding foreign denominated reserves of $1,799.5.0 million at June 30, 2015.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2015, the equity securities in our investment portfolio had a fair value of $133.7 million, representing approximately 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2015.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
25% increase	$167,181	$33,436	1.3%
No change	133,745	—
25% decrease	100,309	(33,436)	(1.3)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at their fair value and as of June 30, 2015 was $28.5 million primarily consisted of equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at June 30, 2015.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Securities Class Actions and Derivative Suit

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

Trust Risk Group dispute

In October 2014, a dispute arose between our subsidiary, AmTrust Europe Ltd., and its Italian medical liability broker, Trust Risk Group SpA ("TRG"), and agent, Trust Risk Italia SRL ("TRI," a subsidiary of TRG, collectively, “TRG”). TRG asserted that it was entitled to advanced commissions of approximately €96.6 million (or $151.8 million) related to our Italian medical liability business produced by TRG. TRG deducted approximately €42.2 million (or $66.3 million) from premium payable to us with the intention of deducting approximately €48.7 million (or $76.5 million) from future premium payable to us. We dispute that TRG is entitled to advanced commission. We terminated our brokerage and agency relationship with TRG and TRI, respectively, and notified our insureds and retail brokers to pay premiums directly to us.
TRG has initiated arbitration proceedings against us in Milan, Italy seeking monetary damages based upon its allegations that we improperly terminated the producer agreements and an entitlement to advanced commissions on the business produced for us. We believe the allegations to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

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
4.1
Fifth Supplemental Indenture, dated as of June 18, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on June 18, 2015).

4.2
Form of 7.25% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (001-33143) filed on June 18, 2015).

10.1
Amendment No. 2, dated April 8, 2015, to the Credit Agreement dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on April 13, 2015).

10.2
Amendment, dated May 20, 2015, to the Amending and Restating Agreement, dated November 25, 2014, among AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, AmTrust International Insurance, Ltd., the Company, and ING Bank N.V., London Branch, as the Original Bank, Agent, Issuing Bank and Security Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 21, 2015).

10.3
Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2015).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2015.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2015.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2015.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2015.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	August 10, 2015	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer