Form 10-Q
period 2015-09-30
Amtrust Financial Services, Inc.
filed 2015-11-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Yes      ☐ No      ☒

As of November 2, 2015, the Registrant had one class of Common Stock ($.01 par value), of which 82,914,099 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(In Thousands, Except Par Value)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $5,112,504; $4,137,146)	$5,125,808	$4,253,274
Equity securities, available-for-sale, at fair value (cost $110,990; $84,075)	106,118	81,044
Equity securities, trading, at fair value (cost $20,745; $25,407)	19,860	26,749
Short-term investments	36,043	63,916
Equity investment in unconsolidated subsidiaries – related party	138,867	119,712
Other investments (recorded at fair value $21,826; $13,315)	97,184	31,186
Total investments	5,523,880	4,575,881
Cash and cash equivalents	910,653	902,750
Restricted cash and cash equivalents	257,050	186,225
Accrued interest and dividends	49,814	42,173
Premiums receivable, net	2,322,442	1,851,682
Reinsurance recoverable (related party $1,982,243; $1,517,499)	2,951,764	2,440,627
Prepaid reinsurance premium (related party $1,123,040; $918,505)	1,684,986	1,302,848
Other assets (related party $179,625; $136,516; recorded at fair value $271,249; $264,517)	1,448,665	1,094,943
Deferred policy acquisition costs	714,226	628,383
Property and equipment, net	225,826	154,175
Goodwill	501,025	352,685
Intangible assets	362,108	314,996
	$16,952,439	$13,847,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$6,694,036	$5,664,205
Unearned premiums	4,134,048	3,447,203
Ceded reinsurance premiums payable (related party $483,120; $410,075)	806,353	683,421
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $106,022; $31,619)	1,507,048	991,504
Deferred income taxes	—	106,363
Debt	1,010,334	757,871
Total liabilities	14,151,819	11,650,567
Commitments and contingencies
Redeemable non-controlling interest	1,140	600
Stockholders’ equity:
Common stock, $.01 par value; 150,000 shares authorized, 98,227 and 98,211 issued in 2015 and 2014, respectively; 82,908 and 77,739 outstanding in 2015 and 2014, respectively	982	980
Preferred stock, $.01 par value; 10,000 shares authorized, 4,968 and 4,785 issued and outstanding in 2015 and 2014, respectively, Aggregated liquidation preference $482,500, $300,000 in 2015 and 2014, respectively	482,500	300,000
Additional paid-in capital	1,122,504	1,022,769
Treasury stock at cost; 15,319 and 20,472 shares in 2015 and 2014, respectively	(218,927)	(297,586)
Accumulated other comprehensive (loss) income, net of tax	(61,118)	56,123
Retained earnings	1,296,765	954,734
Total AmTrust Financial Services, Inc. equity	2,622,706	2,037,020
Non-controlling interest	176,774	159,181
Total stockholders’ equity	2,799,480	2,196,201
	$16,952,439	$13,847,368

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premium income:
Net written premium	$1,142,983	$1,004,196	$3,194,893	$3,058,147
Change in unearned premium	(97,575)	(89,783)	(231,138)	(439,746)
Net earned premium	1,045,408	914,413	2,963,755	2,618,401
Service and fee income (related parties - three months $19,250; $14,737 and nine months $57,935; $42,055)	126,143	117,583	346,766	308,083
Net investment income	40,425	34,552	111,281	95,673
Net realized and unrealized gain on investments	17,682	5,086	30,693	14,431
Total revenues	1,229,658	1,071,634	3,452,495	3,036,588
Expenses:
Loss and loss adjustment expense	709,604	609,352	1,961,362	1,755,155
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $138,036; $109,540 and nine months $385,945; $288,891)	258,016	225,512	728,402	620,181
Other	116,900	103,493	313,487	278,672
Total expenses	1,084,520	938,357	3,003,251	2,654,008
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	145,138	133,277	449,244	382,580
Other income (expense):
Interest expense (net of interest income - related party - three months $2,115; $365 and nine months $6,514; $365)	(12,862)	(11,801)	(32,763)	(35,885)
Loss on extinguishment of debt	(557)	—	(5,271)	—
Gain (loss) on investment in life settlement contracts net of profit commission	4,616	(2,910)	19,085	(5,180)
Foreign currency gain	24,721	26,594	17,355	25,826
Acquisition gain on purchase	5,826	—	5,826	—
Gain on sale of subsidiary	—	—	—	6,631
Total other income (expense)	21,744	11,883	4,232	(8,608)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	166,882	145,160	453,476	373,972
(Benefit ) provision for income taxes	(12,649)	(7,664)	38,635	37,746
Income before equity in earnings of unconsolidated subsidiaries	179,531	152,824	414,841	336,226
Equity in earnings of unconsolidated subsidiaries – related parties	13,477	4,332	23,048	26,847
Net income	$193,008	$157,156	$437,889	$363,073
Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(1,511)	2,939	(6,940)	7,029
Net income attributable to AmTrust Financial Services, Inc.	$191,497	$160,095	$430,949	$370,102
Dividends on preferred stock	(8,789)	(3,505)	(22,797)	(7,387)
Net income attributable to AmTrust common stockholders	$182,708	$156,590	$408,152	$362,715
Earnings per common share:
Basic earnings per share	$2.21	$2.09	$4.96	$4.84
Diluted earnings per share	$2.17	$1.97	$4.86	$4.57
Dividends declared per common share	$0.30	$0.20	$0.80	$0.60
Net realized gain on investments:
Total other-than-temporary impairment loss	$(7,636)	$(464)	$(10,118)	$(4,003)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(7,636)	(464)	(10,118)	(4,003)
Net realized gain on available for sale securities	16,049	3,385	29,306	16,618
Net unrealized gain on trading securities	9,269	2,165	11,505	1,816
Net realized investment gain	$17,682	$5,086	$30,693	$14,431

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$193,008	$157,156	$437,889	$363,073
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2,128	(13,092)	(49,204)	(5,289)
Change in fair value of interest rate swap	107	347	297	581
Unrealized gain (loss) on securities:
Gross unrealized holding (loss) gain	(25,611)	(2,654)	(106,105)	131,886
Tax (benefit) expense arising during period	(8,964)	(929)	(37,137)	46,160
Net unrealized holding (loss) gain	(16,647)	(1,725)	(68,968)	85,726
Reclassification adjustments for investment gain/loss included in net income, net of tax:
Other-than-temporary impairment loss	1,088	—	1,046	—
Other net realized gain (loss) on investments	751	(1,574)	(412)	(3,370)
Reclassification adjustments for investment gain/loss included in net income:	1,839	(1,574)	634	(3,370)
Other comprehensive (loss) income, net of tax	$(12,573)	$(16,044)	$(117,241)	$77,648
Comprehensive income	180,435	141,112	320,648	440,721
Less: Comprehensive income (loss) attributable to redeemable non-controlling interest and non-controlling interest	1,511	(2,939)	6,940	(7,029)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$178,924	$144,051	$313,708	$447,750

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$437,889	$363,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,602	45,085
Net amortization of bond premium or discount	11,845	13,059
Equity earnings on investment in unconsolidated subsidiaries	(23,048)	(26,847)
(Gain) loss on investment in life settlement contracts, net	(19,085)	5,180
Realized gain on available for sale securities and unrealized gain on trading securities	(40,811)	(18,046)
Non-cash write-down of available for sale securities	10,118	4,003
Discount on notes payable	4,226	2,425
Stock based compensation	16,678	13,911
Loss on extinguishment of debt	5,271	—
Bad debt expense	13,943	22,459
Foreign currency loss	(17,355)	(25,826)
Gain on sale of subsidiary	(5,826)	(6,631)
Changes in assets - (increase) decrease:
Premiums and note receivables	(492,354)	(259,697)
Reinsurance recoverable	(510,397)	(352,731)
Deferred policy acquisition costs, net	(87,597)	(184,997)
Prepaid reinsurance premiums	(304,361)	(248,403)
Other assets	(352,931)	(37,931)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	138,192	5,655
Loss and loss expense reserve	999,371	910,360
Unearned premiums	495,499	710,590
Funds held under reinsurance treaties	20,685	1,019
Accrued expenses and other current liabilities	360,490	35,511
Deferred tax liability	(178,363)	(73,654)
Net cash provided by operating activities	543,681	897,567
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,671,330)	(2,018,811)
Purchases of equity securities, available-for-sale	(32,898)	(287,743)
Purchase of equity securities, trading	(154,524)	(13,703)
Purchase of other investments	(74,562)	(6,145)
Sales and maturity of fixed maturities, available-for-sale	971,448	1,336,830
Sales of equity securities, available-for-sale	18,639	231,295
Sales of equity securities, trading	161,723	9,520
Sales of other investments	2,960	17,854
Net sales (purchases) of short term investments	48,165	62,829
Acquisition of life settlement contracts	—	(25,419)
Receipt of life settlement contract proceeds	86,033	5,027
Loan to ACP Re	—	(125,000)
Acquisition of subsidiaries, net of cash obtained	(219,568)	(75,914)
Sale of subsidiary, net of cash for subsidiary	—	20,059
Increase in restricted cash and cash equivalents	(70,846)	(72,060)
Purchase of property and equipment	(100,421)	(64,742)
Net cash used in investing activities	(1,035,181)	(1,006,123)

Cash flows from financing activities:
Revolving credit facility borrowings	430,000	—
Revolving credit facility payments	(420,000)	—
Repurchase agreements, net	—	(293,222)
Secured loan proceeds	10,250	30,500
Secured loan agreements payments	(5,234)	(806)
Promissory notes payments	—	(10,695)
Convertible senior notes settlement	(62,079)	—
Subordinated notes due 2055 proceeds	285,000	—
Financing fees	(9,451)	(967)
Common stock issuance (purchase), net	171,672	(44,564)
Preferred stock issuance, net	176,529	178,641
Non-controlling interest capital contributions for consolidated subsidiaries, net	14,451	16,877
Stock option exercise and other	(219)	4,981
Dividends distributed on common stock	(60,498)	(40,705)
Dividends distributed on preferred stock	(22,797)	(7,387)
Net cash provided by (used in) financing activities	507,624	(167,347)
Effect of exchange rate changes on cash	(8,221)	(7,878)
Net increase in cash and cash equivalents	7,903	(283,781)
Cash and cash equivalents, beginning of the period	902,750	830,022
Cash and cash equivalents, end of the period	$910,653	$546,241
Supplemental Cash Flow Information
Income tax payments	$231,684	$42,624
Interest payments on debt	$31,573	$29,129

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(Dollars In Thousands, Except Share and Per Share Data)

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

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance, or potential significance, to the Company.

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer in a business combination transaction recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It also requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company elected to early adopt this ASU on September 30, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosure about Short-Duration Contracts, which provides certain new and additional disclosure requirements about the liability for unpaid claims and claim adjustment expenses associated with short-duration contracts as defined in Topic 944. Pursuant to the updated guidance, all insurance entities that issue short-duration contracts are required to disclose, among other things, incurred and paid claims development information, a reconciliation of such information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, and significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of this guidance is expected to be limited to disclosure requirements and is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s service and fee income will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the quarter ending March 31, 2018. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of September 30, 2015 and December 31, 2014, are presented below:

(Amounts in Thousands) As of September 30, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$4,869	$124	$(38)	$4,955
Common stock	106,121	2,662	(7,620)	101,163
U.S. treasury securities	56,714	1,878	(35)	58,557
U.S. government agencies	36,014	387	(84)	36,317
Municipal bonds	533,385	14,399	(2,837)	544,947
Foreign government	105,209	5,571	(637)	110,143
Corporate bonds:
Finance	1,277,615	42,064	(28,485)	1,291,194
Industrial	1,571,174	25,514	(62,229)	1,534,459
Utilities	143,081	2,456	(6,830)	138,707
Commercial mortgage backed securities	146,329	3,838	(673)	149,494
Residential mortgage backed securities:
Agency backed	929,389	24,312	(1,702)	951,999
Non-agency backed	112,954	1,037	(1,374)	112,617
Collateralized loan / debt obligations	177,144	50	(3,487)	173,707
Asset-backed securities	23,496	206	(35)	23,667
	$5,223,494	$124,498	$(116,066)	$5,231,926

(Amounts in Thousands) As of December 31, 2014	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$3,349	$158	$(1)	$3,506
Common stock	80,726	4,673	(7,861)	77,538
U.S. treasury securities	42,416	1,558	(104)	43,870
U.S. government agencies	12,968	575	(5)	13,538
Municipal bonds	469,646	13,950	(1,555)	482,041
Foreign government	106,054	6,760	(83)	112,731
Corporate bonds:
Finance	1,167,011	60,322	(5,471)	1,221,862
Industrial	1,187,818	38,317	(23,275)	1,202,860
Utilities	137,169	3,200	(1,677)	138,692
Commercial mortgage backed securities	36,964	1,890	(169)	38,685
Residential mortgage backed securities:
Agency backed	954,320	23,340	(1,878)	975,782
Non-agency backed	22,071	696	(264)	22,503
Asset backed securities	709	2	(1)	710
	$4,221,221	$155,441	$(42,344)	$4,334,318

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2015, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

Proceeds from the sale of investments in available-for-sale securities during the three months ended September 30, 2015 and 2014 were approximately $417,517 and $845,278, respectively. Proceeds from the sale of investments in available-for-sale securities during the nine months ended September 30, 2015 and 2014 were approximately $990,087 and $1,568,125, respectively.

A summary of the Company’s available-for-sale fixed maturities as of September 30, 2015 and December 31, 2014, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$103,977	$104,473	$106,041	$105,839
Due after one through five years	820,364	829,386	682,632	704,344
Due after five through ten years	2,453,188	2,431,882	1,998,740	2,062,942
Due after ten years	345,664	348,582	335,669	342,468
Mortgage and asset backed securities	1,389,311	1,411,485	1,014,064	1,037,681
Total fixed maturities	$5,112,504	$5,125,808	$4,137,146	$4,253,274

Other-than-temporary impairment ("OTTI") charges of our fixed maturities and equity securities classified as available-for-sale are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Equity securities recognized in earnings	$84	$—	$1,276	$2,291
Fixed-maturity securities recognized in earnings	7,552	464	8,842	1,712
	$7,636	$464	$10,118	$4,003

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized position as of September 30, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of September 30, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$69,168	$(7,658)	81	$—	$—	—	$69,168	$(7,658)
U.S. treasury securities	6,782	(25)	24	3,254	(10)	9	10,036	(35)
U.S. government agencies	4,675	(83)	2	185	(1)	2	4,860	(84)
Municipal bonds	122,756	(2,218)	113	18,579	(619)	34	141,335	(2,837)
Foreign government	13,522	(612)	20	6,246	(25)	1	19,768	(637)
Corporate bonds:
Finance	547,924	(27,553)	269	49,527	(932)	20	597,451	(28,485)
Industrial	690,152	(51,144)	443	80,010	(11,085)	60	770,162	(62,229)
Utilities	57,481	(4,169)	79	6,000	(2,661)	2	63,481	(6,830)
Commercial mortgage backed securities	25,593	(593)	82	3,172	(80)	6	28,765	(673)
Residential mortgage backed securities:
Agency backed	67,582	(1,249)	73	23,118	(453)	28	90,700	(1,702)
Non-agency backed	58,051	(1,323)	21	4,337	(51)	4	62,388	(1,374)
Collateralized loan / debt obligations	148,697	(3,487)	56	—	—	—	148,697	(3,487)
Asset-backed securities	9,316	(35)	24	—	—	—	9,316	(35)
Total temporarily impaired securities	$1,821,699	$(100,149)	1,287	$194,428	$(15,917)	166	$2,016,127	$(116,066)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$38,970	$(7,764)	21	$400	$(98)	2	$39,370	$(7,862)
U.S. treasury securities	1,030	(54)	7	3,219	(50)	9	4,249	(104)
U.S. government agencies	1,736	(3)	3	222	(2)	4	1,958	(5)
Municipal bonds	24,695	(240)	64	93,201	(1,315)	98	117,896	(1,555)
Foreign government	7,644	(83)	4	—	—	—	7,644	(83)
Corporate bonds:
Finance	192,520	(4,297)	143	66,715	(1,174)	27	259,235	(5,471)
Industrial	236,845	(17,230)	194	60,511	(6,045)	43	297,356	(23,275)
Utilities	12,188	(490)	22	13,908	(1,187)	3	26,096	(1,677)
Commercial mortgage backed securities	15	—	2	4,729	(169)	8	4,744	(169)
Residential mortgage backed securities:
Agency backed	41,187	(101)	10	66,172	(1,777)	29	107,359	(1,878)
Non-agency backed	5,092	(263)	3	28	(1)	2	5,120	(264)
Asset-backed securities	148	—	1	110	(1)	2	258	(1)
Total temporarily impaired securities	$562,070	$(30,525)	474	$309,215	$(11,819)	227	$871,285	$(42,344)

There are 1,453 and 701 securities at September 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At September 30, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. The Company considers an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1,000,000 and in excess of 25% of cost if the issuer has a market capitalization of $1,000,000 or more) for over 24 months. Additionally, other factors influencing the Company’s determination that unrealized losses were temporary included an evaluation of the investment’s discounted cash flows, the magnitude of the unrealized losses in relation to each security’s cost, near-term and long-term prospects of the issue or issuer ability to have adequate resources to fulfill contractual obligations, the nature of the investment and management’s intent not to sell these securities, it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis. As of September 30, 2015, for the $15,917 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $7,484 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of September 30, 2015 and December 31, 2014 are presented in the tables below:

(Amounts in Thousands) As of September 30, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$20,745	$405	$(1,290)	$19,860

(Amounts in Thousands) As of December 31, 2014	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$25,407	$1,614	$(272)	$26,749

Proceeds from the sale of investments in trading securities during the three months ended September 30, 2015 and 2014 were approximately $53,398 and $9,520, respectively. Proceeds from the sale of investments in trading securities during the nine months ended September 30, 2015 and 2014 were approximately $161,723 and $9,520, respectively. During the three months ended September 30, 2015 and 2014, the Company recognized approximately $12,362 and $4,638 gross realized gain, respectively, and approximately $3,108 and $2,472 gross realized loss, respectively, related to its investments in trading securities. During the nine months ended September 30, 2015 and 2014, the Company recognized approximately $19,568 and $6,942 gross realized gain, respectively, and approximately $8,077 and $5,126 gross realized loss, respectively, related to its investments in trading securities.

(c) Investment Income

Net investment income for the three and nine months ended September 30, 2015 and 2014 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Fixed maturities, available-for-sale	$39,452	$34,112	$107,404	$92,852
Equity securities, available-for-sale	1,183	249	2,253	550
Equity securities, trading	(640)	77	(600)	77
Cash and short term investments	844	854	3,432	4,278
	40,839	35,292	112,489	97,757
Investment expenses	(414)	(740)	(1,208)	(2,084)
	$40,425	$34,552	$111,281	$95,673

(d) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedge positions as a component of other comprehensive income. As of September 30, 2015 and December 31, 2014, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $1,576 and $2,033, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of September 30, 2015:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$30,000	$40,000	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of September 30, 2015 and December 31, 2014 are as follows:

(Amounts in Thousands)	2015	2014
Restricted cash and cash equivalents	$257,050	$186,225
Restricted investments - fixed maturities at fair value	1,344,393	734,271
Total restricted cash, cash equivalents, and investments	$1,601,443	$920,496

(f) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $88,627 and $13,052 as of September 30, 2015 and December 31, 2014, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities, and the liability for securities sold but not yet purchased is included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2015 and December 31, 2014:

(Amounts in Thousands) As of September 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$58,557	$58,557	$—	$—
U.S. government agencies	36,317	—	36,317	—
Municipal bonds	544,947	—	544,947	—
Foreign government	110,143	—	110,143	—
Corporate bonds and other bonds:
Finance	1,291,194	—	1,291,194	—
Industrial	1,534,459	—	1,534,459	—
Utilities	138,707	—	138,707	—
Commercial mortgage backed securities	149,494	—	149,494	—
Residential mortgage backed securities:
Agency backed	951,999	—	951,999	—
Non-agency backed	112,617	—	112,617	—
Collateralized loan / debt obligations	173,707	—	97,701	—
Asset-backed securities	23,667	—	23,667	—
Equity securities, available-for-sale	106,118	31,861	34,068	40,189
Equity securities, trading	19,860	19,860	—	—
Short term investments	36,043	36,043	—	—
Other investments	21,826	—	—	21,826
Life settlement contracts	271,249	—	—	271,249
	$5,580,904	$146,321	$5,025,313	$333,264
Liabilities:
Equity securities sold but not yet purchased	$42,170	$42,170	$—	$—
Fixed maturity securities sold but not yet purchased	46,457	—	46,457	—
Life settlement contract profit commission	15,819	—	—	15,819
Derivatives	1,576	—	1,576	—
	$106,022	$42,170	$48,033	$15,819

(Amounts in Thousands) As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$43,870	$43,870	$—	$—
U.S. government agencies	13,538	—	13,538	—
Municipal bonds	482,041	—	482,041	—
Foreign government	112,731	—	112,731	—
Corporate bonds and other bonds:
Finance	1,221,862	—	1,221,862	—
Industrial	1,202,860	—	1,202,860	—
Utilities	138,692	—	138,692	—
Commercial mortgage backed securities	38,685	—	38,685	—
Residential mortgage backed securities:
Agency backed	975,782	—	975,782	—
Non-agency backed	22,503	—	22,503	—
Asset-backed securities	710	—	710	—
Equity securities, available-for-sale	81,044	24,484	21,674	34,886
Equity securities, trading	26,749	26,749	—	—
Short term investments	63,916	63,916	—	—
Other investments	13,315	—	—	13,315
Life settlement contracts	264,517	—	—	264,517
	$4,702,815	$159,019	$4,231,078	$312,718
Liabilities:
Equity securities sold but not yet purchased	$13,052	$13,052	$—	$—
Life settlement contract profit commission	16,534	—	—	16,534
Derivatives	2,033	—	2,033	—
	$31,619	$13,052	$2,033	$16,534

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2015 and 2014:

(Amounts in Thousands)	Balance as of June 30, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Other investments	$14,759	$(793)	$(5,300)	$160	$—	$13,000	$21,826
Equity securities, available-for-sale	40,232	—	3	—	(46)	—	40,189
Life settlement contracts	267,393	13,875	—	—	(10,019)	—	271,249
Life settlement contract profit commission	(16,994)	1,175	—	—	—	—	(15,819)
Total	$305,390	$14,257	$(5,297)	$160	$(10,065)	$13,000	$317,445

(Amounts in Thousands)	Balance as of December 31, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Other investments	$13,315	$(379)	$(5,300)	$1,527	$(337)	$13,000	$21,826
Equity securities, available-for-sale	34,886	—	5,395	—	(92)	—	40,189
Life settlement contracts	264,517	52,765	—	—	(46,033)	—	271,249
Life settlement contract profit commission	(16,534)	715	—	—	—	—	(15,819)
Total	$296,184	$53,101	$95	$1,527	$(46,462)	$13,000	$317,445

(Amounts in Thousands)	Balance as of June 30, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2014
Other investments	$14,095	$—	$—	$2,828	$(481)	$—	$16,442
Life settlement contracts	276,199	7,001	—	—	—	—	283,200
Life settlement contract profit commission	(12,529)	1,272	—	—	—	—	(11,257)
Total	$277,765	$8,273	$—	$2,828	$(481)	$—	$288,385

(Amounts in Thousands)	Balance as of December 31, 2013	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2014
Other investments	$25,749	$2,402	$—	$6,145	$(17,854)	$—	$16,442
Life settlement contracts	233,024	29,784	—	25,419	(5,027)	—	283,200
Life settlement contract profit commission	(11,945)	688	—	—	—	—	(11,257)
Total	$246,828	$32,874	$—	$31,564	$(22,881)	$—	$288,385

 The Company changed its valuation methodology for certain privately placed investments of approximately $13,000 during the nine months ended September 30, 2015. As a result of the change in valuation methodology, the Company included the investment as Level 3 in the fair value hierarchy. The Company had no transfers between fair value hierarchy levels during the nine months ended September 30, 2014. The Company's policy is to recognize transfers between fair value hierarchy levels when events or circumstances warrant transfers.

A reconciliation of net income for life settlement contracts in the above table to gain (loss) on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Net income	$13,875	$7,001	$52,765	$29,784
Premiums paid	(11,326)	(10,728)	(33,614)	(33,200)
Profit commission	1,175	1,272	715	688
Other expenses	892	(455)	(781)	(2,452)
Gain (loss) on investment in life settlement contracts	$4,616	$(2,910)	$19,085	$(5,180)

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

•
Other Investments: Other investments consisted primarily of investment in private equity limited partnerships, real estate partnerships and annuities. Other investments accounted for approximately 1.5% of the Company's investment portfolio as of September 30, 2015, which the Company believes is immaterial to its overall financial position or the results of operations. The Company uses the equity method of accounting to account for a majority of its other investments. The financial statements prepared by the investee are received by the Company typically on a three-month lag basis. For its other investments reported at fair value the Company estimates the fair value based on significant unobservable inputs in the valuations process. As a result, the Company classified the fair value estimates as Level 3 in the fair value hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 12% in National General Holdings Corp. ("NGHC"). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value of the investment was approximately $237,179 as of September 30, 2015. The carrying value was $138,867 as of September 30, 2015.

•	Subordinated Debentures and Debt: For the Company's material debt arrangements, the current fair value of the Company's debt was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$150,000	$149,760
7.50% Subordinated Notes due 2055	135,000	135,540
2.75% Convertible senior notes due 2044	161,706	228,371
6.125% Notes due 2023	250,000	249,528
Junior subordinated debentures	123,714	79,400
Revolving credit facility	130,000	130,000

The 7.25% subordinated notes due 2055, 7.50% subordinated notes due 2055, 2.75% convertible senior notes due 2044, and the 6.125% notes due 2023 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the revolving credit facility approximates its carrying value due to the short period to maturity. The fair value of the junior subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model and is classified as Level 3 in the fair value hierarchy.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2015 and December 31, 2014 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	September 30, 2015	December 31, 2014
Average age of insured	81.8 years	81.1 years
Average life expectancy, months (1)	114	121
Average face amount per policy (Amounts in thousands)	$6,588	$6,624
Effective discount rate (2)	13.9%	14.0%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2015 and December 31, 2014:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2015	$(35,235)	$37,787
December 31, 2014	$(34,686)	$36,486

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2015	$(22,330)	$24,938
December 31, 2014	$(22,705)	$25,456

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

The Company currently has a 50% ownership interest in each of four entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the other 50%. A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy.

The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives approximately 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC Entities.

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

During the three months ended September 30, 2015 and 2014, total capital contributions made to the LSC entities were approximately $0 and $11,577, respectively, of which the Company contributed approximately $0 and $5,789, in those same periods, respectively. During the nine months ended September 30, 2015 and 2014, total capital contributions made to the LSC Entities were approximately $1,130 and $33,353, respectively, of which the Company contributed approximately $565 and $16,489 in those same periods, respectively. The LSC Entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements were approximately $271,249 and $264,517 as of September 30, 2015 and December 31, 2014, respectively, and are included in other assets on the condensed consolidated balance sheet. The Company recorded a gain of $4,616 and $19,085 on investment in life settlement contracts, net of profit commission, for the three and nine months ended September 30, 2015, respectively. The Company recorded a loss of $2,910 and $5,180 on investment in life settlement contracts, net of profit commission, for the three and nine months ended September 30, 2014, respectively.

The following tables describe the Company’s investment in life settlements as of September 30, 2015 and December 31, 2014:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of September 30, 2015
0-1	—	$—	$—
1-2	—	—	—
2-3	8	40,905	70,500
3-4	9	22,369	56,500
4-5	10	26,457	73,000
Thereafter	229	181,518	1,430,313
Total	256	$271,249	$1,630,313

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2014
0-1	—	$—	$—
1-2	—	—	—
2-3	8	43,593	70,500
3-4	5	10,081	22,500
4-5	7	14,335	49,000
Thereafter	254	196,508	1,596,209
Total	274	$264,517	$1,738,209

(1)
The Company determined the fair value as of September 30, 2015 based on 212 policies out of 256 policies, as the Company assigned no value to [44] of the policies as of September 30, 2015. The Company determined the fair value as of December 31, 2014 based on 218 policies out of 274 policies, as the Company assigned no value to [56] of the policies as of December 31, 2014. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2015 and December 31, 2014:

(Amounts in Thousands, except number of Life Settlement Contracts)	September 30, 2015	December 31, 2014
Number of policies with a negative value from discounted cash flow model as of period end	44	56
Premiums paid for the preceding twelve month period for period ended	$5,439	$5,963
Death benefit received	$—	$4,950

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2015, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2015	$45,181
2016	60,707
2017	40,446
2018	40,079
2019	37,652
Thereafter	514,923
Total	$738,988

6. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Balance, beginning of period	$695,150	$609,743	$628,383	$468,404
Acquisition costs deferred	190,632	165,892	582,091	536,895
Amortization	(171,556)	(143,951)	(496,248)	(373,615)
Balance, end of period	$714,226	$631,684	$714,226	$631,684

7. Debt

The Company’s outstanding debt consisted of the following at September 30, 2015 and December 31, 2014:

(Amounts in Thousands)	September 30, 2015	December 31, 2014
Revolving credit facility	$130,000	$120,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,163	56,745
6.125% Senior notes due 2023 (the "2023 Notes")	250,000	250,000
Junior subordinated debentures due 2035 through 2037 (the "2035-2037 Notes")	123,714	123,714
2.75% Convertible senior notes due 2044 (the "2044 Notes")	161,706	157,679
7.25% Subordinated Notes due 2055 (the "7.25% 2055 Notes")	150,000	—
7.50% Subordinated Notes due 2055 (the "7.50% 2055 Notes")	135,000	—
Secured loan agreements	40,251	35,233
Promissory notes	14,500	14,500
	$1,010,334	$757,871

Aggregate scheduled maturities of the Company’s outstanding debt at September 30, 2015 are:

(Amounts in Thousands)
2015	$131,768	(1)
2016	7,186
2017	7,423
2018	9,590
2019	4,467
Thereafter	849,900	(2)

(1)	Amount includes debt outstanding under revolving credit facility as of September 30, 2015.

(2)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $878 and $50,887, respectively.

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of September 30, 2015:

(Amounts in Thousands)	Letters of Credit Limit	Letters of Credit Outstanding	Letters of Credit Available
Revolving credit facility	$175,000	$118,014	$56,986
Funds at Lloyd's facility, in USD equivalent	355,485	355,485	—
Comerica bank letters of credit	75,000	48,467	26,533
Other letters of credit, in aggregate	255	255	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and nine months ended September 30, 2015 and 2014 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Revolving credit facility	$1,092	$356	$2,636	$1,107
Funds at Lloyd's facility	639	754	2,320	2,067
2021 Notes	117	3,709	711	11,031
2023 Notes	3,896	3,896	11,690	11,690
2035-2037 Notes	1,442	2,028	5,157	6,076
2044 Notes	3,065	—	9,096	—
7.25% 2055 Notes	2,750	—	3,118	—
7.50% 2055 Notes	408	—	408	—
Secured loan agreements	212	138	671	309
Promissory notes	157	264	467	524
Other, including interest income	(916)	656	(3,511)	3,081
	$12,862	$11,801	$32,763	$35,885

7.25% 2055 Notes

In June 2015, the Company issued $150,000 in aggregate principal amount of its 7.25% 2055 Notes through an underwritten public offering. The 7.25% 2055 Notes bear interest at an annual rate equal to 7.25%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing September 15, 2015. The 7.25% 2055 Notes mature on June 15, 2055. The Company has the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.25% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 7.25% 2055 Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any existing and future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.25% 2055 Notes (including the 7.50% 2055 Notes discussed below), and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt. In addition, the 7.25% 2055 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries.

The Company incurred $4,990 in deferred origination costs associated with the 7.25% 2055 Notes, which is being amortized over the term of the 7.25% 2055 Notes. Deferred origination costs are included in other assets on the accompanying condensed consolidated balance sheet.

7.50% 2055 Notes

In September 2015, the Company issued $135,000 in aggregate principal amount of its 7.50% 2055 Notes through an underwritten public offering. The 7.50% 2055 Notes bear interest at an annual rate equal to 7.50%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. The Company has the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption.

The 7.50% 2055 Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any of the Company's existing and future junior subordinated debt, (ii) equal in right of payment with any of the Company's existing and future unsecured, subordinated debt that ranks equally with the 7.50% 2055 Notes (including the 7.25% 2055 Notes), and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt. In addition, the 7.50% 2055 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries.

The Company incurred $4,461 in deferred origination costs associated with the 7.50% 2055 Notes, which is being amortized over the term of the 7.50% 2055 Notes. Deferred origination costs are included in other assets on the accompanying condensed consolidated balance sheet.

Credit Facilities

In July 2015, ING Bank transferred £50,000 (or $75,635) of its £235,000 (or $355,485) commitment under the Funds at Lloyd's facility to The Bank of Nova Scotia. As a result of The Bank of Nova Scotia's participation, the Company changed the title of its description of the former ING Credit Facility to the Funds at Lloyd's facility.

Secured Loan Agreements

In September 2015, the Company, through a subsidiary, entered into a seven year mortgage agreement in the aggregate principal amount of $10,250 to finance the purchase of a building. The mortgage bears interest at an annual rate equal to 3.75% and matures on September 18, 2022, with an option to extend the maturity date for an additional five years. The mortgage does not require monthly installments of principal until November 2017, but will require monthly principal payments thereafter. The final monthly payment will equal the then outstanding principal balance of the mortgage, together with all accrued and unpaid interest.

2021 Notes Conversion

Prior to September 15, 2021, the 2021 Notes are convertible during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the "Sale Price Condition"). During the three and nine months ended September 30, 2015, $8,470 and $62,078, respectively, of the 2021 Notes were converted under the Sales Price Condition for cash in the amount of $8,470 and $62,079, respectively, and issuance of 200,328 and 1,270,539 shares of common stock, respectively. As a result of the conversion, the Company recorded a loss on extinguishment of debt in the amount of $557 and $5,271, respectively, during the three and nine months ended September 30, 2015. As of September 30, 2015, $6,041 in aggregate principal amount of the 2021 Notes remains outstanding.

8.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Policy acquisition expenses	$131,083	$122,331	$336,977	$332,219
Salaries and benefits	112,769	92,621	355,927	262,150
Other insurance general and administrative expenses	14,164	10,560	35,498	25,812
	$258,016	$225,512	$728,402	$620,181

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands, except for earnings per share)	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$182,708	$156,590	$408,152	$362,715
Less: Net income allocated to participating securities and redeemable non-controlling interest	469	545	1,072	1,174
Net income allocated to AmTrust common shareholders	$182,239	$156,045	$407,080	$361,541

Weighted average common shares outstanding – basic	82,804	74,809	82,235	74,934
Less: Weighted average participating shares outstanding	213	261	216	243
Weighted average common shares outstanding - basic	82,591	74,548	82,019	74,691
Net income per AmTrust common share - basic	$2.21	$2.09	$4.96	$4.84

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$182,708	$156,590	$408,152	$362,715
Less: Net income allocated to participating securities and redeemable non-controlling interest	469	545	1,072	1,174
Net income allocated to AmTrust common shareholders	$182,239	$156,045	$407,080	$361,541

Weighted average common shares outstanding – basic	82,591	74,548	82,019	74,691
Plus: Dilutive effect of stock options, convertible debt, other	1,545	4,841	1,727	4,394
Weighted average common shares outstanding – dilutive	84,136	79,389	83,746	79,085
Net income per AmTrust common shares – diluted	$2.17	$1.97	$4.86	$4.57

For the three and nine months ended September 30, 2015, there were approximately 16,000 anti-dilutive securities excluded from diluted earnings per share. For the three and nine months ended September 30, 2014, there were approximately 5,000 anti-dilutive securities excluded from diluted earnings per share.

10. Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 7,315,068 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Option"), restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,315,068 shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2015, approximately 4,200,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments under ASC 718-10-30 was approximately $6,242 and $5,250 for the three months ended September 30, 2015 and 2014, respectively, and $16,678 and $13,911, for the nine months ended September 30, 2015 and 2014, respectively. The Company has unrecognized compensation cost related to unvested stock options, restricted stock and non-vested RSU awards of $44,876 and $36,882 at September 30, 2015 and December 31, 2014, respectively.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the nine months ended September 30, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,934,370	$11.60	2,997,460	$10.49
Granted	42,500	54.17	27,500	32.49
Exercised	(509,475)	9.30	(765,603)	8.81
Canceled or terminated	(37,574)	18.34	(8,470)	7.03
Outstanding at end of period	1,429,821	13.50	2,250,887	11.35

The weighted average per share fair value of options granted during the nine months ended September 30, 2015 and 2014 was approximately $21.87 and $14.16, respectively.

The per share fair value of options was estimated at the date of grant based on the following weighted average assumptions for the nine months ended September 30, 2015 and 2014:

	2015	2014
Volatility	40.95%	41.89%
Risk-free interest rate	1.95%	2.73%
Weighted average expected lives in years	6.25	6.25
Dividend rate	1.85%	1.72%
Forfeiture rate	0.50%	0.50%

The intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $24,000 and $22,867, respectively. The intrinsic value of stock options that were outstanding as of September 30, 2015 and 2014 was $70,743 and $64,088, respectively.

Cash received from options exercised was $4,582 and $4,981 during the nine months ended September 30, 2015 and 2014, respectively. The excess tax benefit from award exercises was approximately $7,561 and $4,721 for the nine months ended September 30, 2015 and 2014, respectively.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date fair value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards.

A summary of the Company’s restricted stock and RSU activity for the nine months ended September 30, 2015 and 2014 is shown below:

	2015		2014
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,305,511	$33.41	917,015	$24.43
Granted	232,700	58.37	883,323	38.94
Vested	(419,459)	29.06	(321,353)	22.57
Forfeited	(16,824)	41.90	(6,123)	23.20
Non-vested at end of period	1,101,928	40.21	1,472,862	33.54

The Company has 379,297 PSUs outstanding as of September 30, 2015. PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period. During the nine months ended September 30, 2015, the Company granted 186,814 PSUs with an aggregated fair value of $11,183. During the nine months ended September 30, 2014, the Company granted 169,075 PSUs with an aggregated fair value of $7,641. In addition, during the nine months ended September 30, 2014, 347,875 PSUs were converted to restricted share awards based on achievement of certain performance targets. During the nine months ended September 30, 2015, 77,921 PSUs vested, while 39,710 PSUs vested during the same period in 2014. In addition, 4,431 and 11,547 PSUs were forfeited during the nine months ended September 30, 2015 and 2014, respectively.

11. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Income before equity in earnings of unconsolidated subsidiaries	$166,882	$145,160	$453,476	$373,972
Tax at federal statutory rate of 35%	$58,409	$50,806	$158,717	$130,890
Tax effects resulting from:
Loss of non-includible foreign subsidiaries	10,816	(30,604)	(6,797)	(93,737)
Other, net	(81,874)	(27,866)	(113,285)	593
	$(12,649)	$(7,664)	$38,635	$37,746
Effective tax rate	(7.6)%	(5.3)%	8.5%	10.1%

The Company's effective tax rate was positively impacted by approximately 12.4% and 9.8% during the three and nine months ended September 30, 2014, respectively, due to a decrease in the deferred tax liability associated with the Company's equalization reserves for its Luxembourg reinsurers. Without the impact of the equalization reserve, the effective tax rates for the three and nine months ended September 30, 2014 would have been 7.1% and 19.9%, respectively. The Company did not utilize any of the equalization reserves of its Luxembourg reinsurers during the three and ninth months ended September 30, 2015. In addition, the overall decrease in the effective tax rates in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was impacted by a change in the profitability by jurisdiction.

The effective tax rate during the three and nine months ended September 30, 2015 and September 30, 2014 was impacted by favorable return to provision adjustments in connection with the filing of the Company's 2014 and 2013 federal income tax returns, respectively. Without the impacts of the favorable return to provision adjustments and the decrease in deferred tax liability associated with the equalization reserves, the Company's effective tax rate for the three months ended September 30, 2015 and 2014 would have been approximately 27.2% and 25.9%, respectively, and for the nine months ended September 30, 2015 and 2014 would have been approximately 25.6% and 27.2%, respectively.

The Company’s management believes that as of September 30, 2015, except for a portion of foreign net operating losses ("NOLs"), it will realize the benefits of its deferred tax assets, which are included as a component of the net deferred income taxes on the condensed consolidated balance sheet. As a result, the Company recorded a valuation allowance of $17,013 as of September 30, 2015 related to the foreign NOLs.  No valuation allowance was recorded as of December 31, 2014. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition.

As of September 30, 2015, the Company has U.S. NOL of $24,368 that expire beginning in 2019 through 2033. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $1,723 per year. The Company also has foreign NOLs of $503,483 that currently have no expiration.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2011 and forward.

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of September 30, 2015 and December 31, 2014. No interest or penalties have been recorded by the Company for the three or nine months ended September 30, 2015 and 2014, respectively. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

12. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of September 30, 2015, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of The Michael Karfunkel Family 2005 Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.1%, 7.5%, 2.3% and 4.4%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”), and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions). AII also retrocedes 40% of losses. Certain business that the Company commenced writing after the effective date of the Maiden Quota Share, including the Company’s European medical liability business discussed below, business assumed from Tower Group International, Ltd. ("Tower") pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

The Maiden Quota Share was renewed through June 30, 2019 and will automatically renew for successive three-year terms unless either AII or Maiden Reinsurance notifies the other of its election not to renew not less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Reinsurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Reinsurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

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

The following is the effect on the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 related to Maiden Reinsurance agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Results of operations:
Premium written – ceded	$(453,981)	$(385,452)	$(1,504,701)	$(1,157,716)
Change in unearned premium – ceded	(13,522)	25,474	204,170	169,632
Earned premium - ceded	$(467,503)	$(359,978)	$(1,300,531)	$(988,084)
Ceding commission on premium written	$144,625	$131,893	$473,480	$361,202
Ceding commission – deferred	(6,589)	(22,353)	(87,535)	(72,311)
Ceding commission – earned	$138,036	$109,540	$385,945	$288,891
Incurred loss and loss adjustment expense – ceded	$346,123	$229,045	$932,053	$666,026

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of September 30, 2015 and December 31, 2014, respectively. The Company recorded $471 and $453 of interest expense during the three months ended September 30, 2015 and 2014, respectively, and $1,380 and $1,344 during the nine months ended September 30, 2015 and 2014, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of September 30, 2015 was approximately $2,481,112. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $5,828 and $4,814 of brokerage commission during the three months ended September 30, 2015 and 2014, respectively, and $18,688 and $14,484 during the nine months ended September 30, 2015 and 2014, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

The Company, through a subsidiary, has an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of September 30, 2015, the Company managed approximately $4,148,964 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,518 and $1,325 of asset management fees during the three months ended September 30, 2015 and 2014, respectively, and $4,455 and $3,814 during the nine months ended September 30, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 12%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. As of September 30, 2015, NGHC's two largest shareholders are The Michael Karfunkel 2005 Family Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of the Board of Directors of the Company and the father-in-law of Barry D. Zyskind, the Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman, president and chief executive offer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In August 2015, NGHC issued 11,500,000 shares in a follow on public offering, which resulted in the Company reducing its ownership percentage in NGHC from 13% to 12%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of approximately $9,271, which is included in equity in earnings of unconsolidated subsidiary. Similarly, during the first quarter of 2014, the Company recognized a gain on sale of its equity investment of approximately $14,712 as a result of NGHC's issuance of shares in a follow on Rule 144A offering. In total, the Company recorded $13,477 and $4,332 of income during the three months ended September 30, 2015 and 2014, respectively, and $23,048 and $26,847 during the nine months ended September 30, 2015 and 2014, respectively. related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $8,650 and $6,140 of fee income during the three months ended September 30, 2015 and 2014, respectively, and $26,019 and $19,203 during the nine months ended September 30, 2015 and 2014, respectively, related to this agreement.The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $1,715,275 of assets as of September 30, 2015 related to this agreement. As a result of this agreement, the Company earned approximately $720 and $564 of asset management fees during the three months ended September 30, 2015 and 2014, respectively, and $1,859 and $1,454 during the nine months ended September 30, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

As a result of the above service agreements with NGHC, the Company recorded fees totaling approximately $9,370 and $7,761 for the three months ended September 30, 2015 and 2014, respectively, and $27,878 and $21,714 during the nine months ended September 30, 2015 and 2014, respectively.

800 Superior, LLC

The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC ("800 Superior"), which owns an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. The Company has been appointed managing member of 800 Superior. Additionally, in conjunction with the Company’s 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 800 Superior. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the condensed consolidated financial statements.

NGHC has an office lease agreement with 800 Superior under which it currently leases approximately 157,000 square feet of office space. The lease agreement is through 2027. NGHC paid 800 Superior approximately $663 and $560 of rent during the three months ended September 30, 2015 and 2014, respectively, and $1,929 and $1,495 during the nine months ended September 30, 2015 and 2014, respectively, under the lease agreement. As discussed in Note 14. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

4455 LBJ Freeway, LLC

The Company and NGHC each have a fifty percent ownership interest in 4455 LBJ Freeway, LLC ("4455 LBJ Freeway"), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the condensed consolidated financial statements.

Significant Transactions with ACP Re, Ltd.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company owned by the Trust. ACP Re operates 10 insurance companies in the United States and Bermuda as a result of its merger with Tower during the third quarter of 2014. The following section describes the agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $1,221,803 of assets as of September 30, 2015, which included assets of the ten statutory insurance companies that ACP Re acquired as a result of its September 15, 2014 merger with Tower described below. The Company recorded approximately $457 and $66 of asset management fees during the three months ended September 30, 2015 and 2014, respectively, and $1,281 and $182 during the nine months ended September 30, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

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
Commercial Lines Reinsurance Agreements
Technology Insurance Company, Inc. ("TIC") entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC reinsures 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement. As a result of the Master Agreement and CL Reinsurance Agreement, the Company generated approximately $104,984 and $296,825 of gross written premium, recorded approximately $100,162 and $266,149 of earned premium, and incurred approximately $24,449 and $95,124 of loss and loss adjustment expense during the three and nine months ended September 30, 2015, respectively.
In connection with the execution of the CL Reinsurance Agreement, the Commercial Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, between TIC and the Tower Companies whereby TIC, through a 100% quota share, reinsured at least 60% of the Tower Companies’ then in-force commercial lines policies and most new and renewal commercial lines business from January 3, 2014 forward, was terminated on a run-off basis, with the reinsurance of all policies reinsured under that agreement remaining in effect. During the three and nine months ended September 30, 2014, the Company assumed approximately $68,312 and $475,038 of gross written premium, respectively, recorded approximately $104,250 and $300,288 of earned premium, respectively, and incurred approximately $72,586 and $198,050 of loss and loss adjustment expense, respectively, related to the Cut-Through Reinsurance Agreement. Additionally, the Company incurred approximately $26,302 and $71,712 of commission expense and $4,384 and $12,444 of unallocated claims expense during the three and nine months ended September 30, 2014, respectively.
Commercial Lines MGA Agreement
ANA produces and manages all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies is reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The Company recorded $1,386 and $3,444 of commission under the CL MGA Agreement during the three and nine months ended September 30, 2015, respectively. The impact of the CL MGA Agreement on the Company during the three and nine months ended September 30, 2014 was immaterial. The commission income was recorded as a component of service and fee income.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re,” a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administers the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. The Company charged ACP Re $6,033 and $29,589 for these services during the three and nine months ended September 30, 2015, which were recorded as a reduction of salary and other expense.
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
As of September 30, 2015 and December 31, 2014, the Company recorded $127,188 and $127,601, respectively, of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $2,115 and $6,514 for the three and nine months ended September 30, 2015, respectively, and $365 for each of the three and nine months ended September 30, 2014, under the ACP Re Credit Agreement.
Other Related Party Transactions

Lease Agreements

The Company has a lease for its office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases 39,992 square feet of office space and the lease term is through May 2023. The Company paid approximately $527 and $490 of rent during the three months ended September 30, 2015 and 2014, respectively, and $1,475 and $1,410 during the nine months ended September 30, 2015 and 2014, respectively, for the leased office space.

The Company leases 26,849 square feet of office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022.

The Company paid rent of approximately $196 and $74 during the three months ended September 30, 2015 and 2014, respectively, and $466 and $259 during the nine months ended September 30, 2015 and 2014, respectively, for the leased office space.

Equity Investments

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting. The Company recorded $319 and $542 of income from this investment during the three and nine months ended September 30, 2015, respectively.

In August 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center Building Company, L.P. ("Illinois Center"), a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15.0% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three month lag basis.

Use of the Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for the usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). The amount that each of Maiden and NGHC paid for the use of the company-owned aircraft under these agreements was not material, either individually or in the aggregate, during the three and nine months ended September 30, 2015 and 2014, respectively.

In addition, for personal travel, Mr. Barry Zyskind, the Company’s President and Chief Executive Officer and Mr. Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, both Mr. Zyskind and Mr. Karfunkel have fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for their personal use of the respective company-owned aircraft. During the three and nine months ended September 30, 2015, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $70 and $404, respectively, for his personal use of the company-owned aircraft. During the three and nine months ended September 30, 2015, Mr. Karfunkel reimbursed the Company and AUI, in aggregate, $91 and $203, respectively, for his personal use of the company-owned aircraft. The amount that each of Mr. Zyskind and Mr. Karfunkel reimbursed the Company and AUI for his personal use of the company-owned aircraft under these agreements was not material, either individually or in the aggregate, during the three and nine months ended September 30, 2014, respectively.

13. Acquisitions

Warranty Solutions

On September 25, 2015, the Company acquired all of the issued and outstanding stock of Warranty Solutions, a Wells Fargo business ("Warranty Solutions") for $157,841 in cash. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers.

A summary of the preliminary assets acquired and liabilities assumed for Warranty Solutions are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$188,545
Prepaid reinsurance premium	77,777
Other assets	50,399
Deferred tax asset	24,460
Goodwill and Intangible assets	80,293
Total assets	$421,474

Liabilities
Loss and loss expense reserves	$3,013
Unearned premiums	175,549
Accrued expenses and other liabilities	85,071
Total liabilities	$263,633
Acquisition price	$157,841

The goodwill and intangible assets associated with the acquisition was initially measured at $80,293. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The Company does not expect the goodwill to be taxable. The goodwill and intangible assets as well as Warranty Solutions' results of operations will be included as a component of the Special Risk and Extended Warranty segment.

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

A summary of the assets acquired and liabilities assumed for CorePointe are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$123,338
Premium receivables	20,441
Reinsurance recoverable	1,635
Other assets	1,703
Deferred tax asset	4,303
Property and equipment	226
Intangible assets	2,710
Total assets	$154,356

Liabilities
Loss and loss expense reserves	$46,539
Unearned premiums	24,230
Accrued expenses and other liabilities	7,781
Deferred tax liability	1,206
Total liabilities	$79,756
Acquisition price	$68,774
Acquisition gain	$5,826

The Company accounts for business combinations under the acquisition method of accounting and therefore increased the acquired loss reserves by approximately $10,107 to their fair value. The Company adjusted the acquired loss and LAE reserves to fair value by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date was recorded as an intangible asset in the amount of approximately $1,210 and will be amortized proportionately to the decrease in the acquired loss and LAE reserves over the payout period for the acquired loss and LAE reserves. Additionally, the Company recorded approximately $1,500 for state licenses and have an indefinite life. These intangible assets, as well as CorePointe's results of operations, are included as a component of the Specialty Program segment.

During the three months ended September 30, 2015, the Company finalized its acquisition accounting for CorePointe, which resulted in a gain on acquisition of approximately $5,826. The majority of the gain related to deferred tax assets and liabilities. The Company early adopted ASU 2015-16, Business Combinations, and therefore recognized the acquisition gain during the three months ended September 30, 2015. Under prior accounting guidance, any adjustments to provisional amounts would have been recognized retrospectively to the period of acquisition. Any amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date were immaterial to the Company's results of operations. In addition, the Company recorded approximately $10,193 and $33,530 of written premium related to CorePointe during the three and nine months ended September 30, 2015, respectively.

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

A summary of the preliminary assets acquired and liabilities assumed for TMIS are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$749
Other assets	1,354
Property and equipment	53
Goodwill and intangible assets	70,791
Total assets	$72,947

Liabilities
Accrued expenses and other liabilities	$69
Deferred tax liability	11,375
Total liabilities	$11,444
Acquisition price	$61,503

As part of the acquisition, the Company obtained identifiable intangible assets of approximately $32,500, which included customer relationships for $28,000 and software for $1,000 with finite lives ranging from four to eight years and tradenames of $2,500 and licenses of $1,000 with indefinite lives. A remaining value of $38,291 was assigned to goodwill and will not be taxable. The goodwill and intangible assets, as well as TMIS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2015.

As a result of this acquisition, the Company recorded approximately $3,420 and $10,087 of service and fee income related to TMIS during the three and nine months ended September 30, 2015, respectively.

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

As a result of its underwriting relationship with Oryx, the Company had approximately $11,853 and $9,143 of written premium during the three months ended September 30, 2015 and 2014, respectively, and approximately $76,829 and $62,128 during the nine months ended September 30, 2015 and 2014, respectively. The Company recorded approximately $60 and $299 of service and fee income related to Oryx during the three and nine months ended September 30, 2015, respectively. Additionally, the Company reduced its overall commission expense by approximately $1,276 and $3,577 during the three and nine months ended September 30, 2015, respectively, as a result of this acquisition.

Other

The Company had additional immaterial acquisitions totaling approximately $27,000 during the nine months ended September 30, 2015. No individual acquisition or acquisitions in the aggregate were significant. Therefore, the Company is not required to include any pro forma financial information in this report.

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has an approximate 12% ownership in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

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

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	2015			2014
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Balance, December 31,	$2,037,020	$159,181	$2,196,201	$1,441,005	$137,860	$1,578,865
Net income (loss)	430,949	5,978	436,927	370,102	(7,029)	363,073
Unrealized holding (loss) gain	(68,968)	—	(68,968)	85,726	—	85,726
Reclassification adjustment	634	—	634	(3,370)	—	(3,370)
Foreign currency translation	(49,204)	6	(49,198)	(5,289)	(271)	(5,560)
Unrealized gain on interest rate swap	297	—	297	581	—	581
Extinguishment of 2021 senior notes, equity component	(3,764)	—	(3,764)	—		—
Share exercises, compensation and other	16,459	—	16,459	18,892	—	18,892
Common share issuance (purchase), net	171,672	—	171,672	(44,564)	—	(44,564)
Common share dividends	(66,121)	—	(66,121)	(45,147)	—	(45,147)
Preferred stock issuance, net of fees	176,529	—	176,529	178,641	—	178,641
Preferred stock dividends	(22,797)	—	(22,797)	(7,387)	—	(7,387)
Capital contribution, net	—	11,609	11,609	—	24,013	24,013
Balance, September 30,	$2,622,706	$176,774	$2,799,480	$1,989,190	$154,573	$2,143,763

During the nine months ended September 30, 2015, net income attributable to non-controlling interest was $5,978 and net income attributable to redeemable non-controlling interest was $962. Net income for AmTrust, Non-controlling interest and Redeemable non-controlling interest totaled $437,889 for the nine months ended September 30, 2015. Additionally, the Company made a distribution of $422 for redeemable non-controlling interest during the nine months ended September 30, 2015.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2015	$(66,108)	$21,487	$(1,131)	$(2,793)	$(48,545)
Other comprehensive (loss) income before reclassification	3,274	(25,611)	165	—	(22,172)
Amounts reclassed from accumulated other comprehensive income	—	2,830	—	—	2,830
Income tax benefit (expense)	(1,146)	7,973	(58)	—	6,769
Net current-period other comprehensive (loss) income	2,128	(14,808)	107	—	(12,573)
Balance, September 30, 2015	$(63,980)	$6,679	$(1,024)	$(2,793)	$(61,118)

Balance, June 30, 2014	$10,385	$78,632	$(1,751)	$(1,738)	$85,528
Other comprehensive income before reclassification	(20,142)	(16,433)	534	—	(36,041)
Amounts reclassed from accumulated other comprehensive income	—	(2,422)	—	—	(2,422)
Income tax benefit (expense)	7,050	15,556	(187)	—	22,419
Net current-period other comprehensive income	(13,092)	(3,299)	347	—	(16,044)
Balance, September 30, 2014	$(2,707)	$75,333	$(1,404)	$(1,738)	$69,484

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(14,776)	$75,013	$(1,321)	$(2,793)	$56,123
Other comprehensive (loss) income before reclassification	(75,698)	(106,105)	457	—	(181,346)
Amounts reclassed from accumulated other comprehensive income	—	976	—	—	976
Income tax benefit (expense)	26,494	36,795	(160)	—	63,129
Net current-period other comprehensive (loss) income	(49,204)	(68,334)	297	—	(117,241)
Balance, September 30, 2015	$(63,980)	$6,679	$(1,024)	$(2,793)	$(61,118)

Balance, December 31, 2013	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)
Other comprehensive income before reclassification	(8,137)	118,107	894	—	110,864
Amounts reclassed from accumulated other comprehensive income	—	(5,185)	—	—	(5,185)
Income tax benefit (expense)	2,848	(30,566)	(313)		(28,031)
Net current-period other comprehensive income	(5,289)	82,356	581	—	77,648
Balance, September 30, 2014	$(2,707)	$75,333	$(1,404)	$(1,738)	$69,484

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

ARI Mutual Insurance Company

In March 2015, the Company entered into a definitive agreement to acquire ARI Mutual Insurance Company ("ARI") following the completion of the conversion of ARI to a stock company from a mutual company, which requires regulatory and policyholder approval. ARI is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland. The acquisition is anticipated to close during the fourth quarter of 2015. The Company expects that the aggregate purchase price for the stock of ARI will be between $23,800 and $32,200.

N.V. Nationale Borg-Maatschappij

In August 2015, the Company entered into a definitive agreement to acquire N.V. Nationale Borg-Maatschappij and its affiliates ("Nationale Borg") from Egeria and HAL Investments for approximately €154,000 (or $172,126). Nationale Borg is a 120-year old, Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance with business in over 70 countries. The acquisition is subject to regulatory approval and is expected to close in the fourth quarter of 2015.

Republic Companies, Inc

In September 2015, the Company entered into agreements to acquire Republic Companies, Inc. and its affiliates ("Republic") from Delek Group Ltd. and Republic Insurance Holdings, LLC, for approximately $233,000, which is subject to purchase price adjustments. The purchase price consisted of $112,000 in cash at closing, $16,000 in cash to be paid over five years and $105,000 in a note to be issued by the Company to Delek Group Ltd. bearing annual interest of 5.75% with a four year maturity and scheduled principal payments to be made over the term of the note. The acquisition is subject to regulatory approval and is expected to close in the first half of 2016.

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

During each of the nine months ended September 30, 2015 and 2014, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three months ended September 30, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2015:
Gross written premium	$797,654	$577,284	$405,875	$—	$1,780,813

Net written premium	459,290	380,600	303,093	—	1,142,983
Change in unearned premium	34,364	(30,218)	(101,721)	—	(97,575)
Net earned premium	493,654	350,382	201,372	—	1,045,408

Loss and loss adjustment expense	(320,391)	(253,136)	(136,077)	—	(709,604)
Acquisition costs and other underwriting expenses	(130,792)	(69,876)	(57,348)	—	(258,016)
	(451,183)	(323,012)	(193,425)	—	(967,620)
Underwriting income	42,471	27,370	7,947	—	77,788
Service and fee income	24,793	79,064	482	21,804	126,143
Investment income and realized gain	24,359	21,312	12,423	13	58,107
Other expenses	(53,047)	(37,471)	(26,382)	—	(116,900)
Interest expense and loss on extinguishment of debt	(6,038)	(4,333)	(3,048)	—	(13,419)
Foreign currency gain	—	24,721	—	—	24,721
Gain on life settlement contracts	1,926	1,584	1,106	—	4,616
Acquisition gain on purchase	5,826	—	—	—	5,826
Benefit for income taxes	2,880	7,898	245	1,626	12,649
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	13,477	13,477
Net income	$43,170	$120,145	$(7,227)	$36,920	$193,008

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2014:
Gross written premium	$722,897	$436,845	$358,739	$—	$1,518,481

Net written premium	422,539	331,590	250,067	—	1,004,196
Change in unearned premium	(815)	(3,564)	(85,551)	147	(89,783)
Net earned premium	421,724	328,026	164,516	147	914,413

Loss and loss adjustment expense	(279,056)	(219,535)	(110,654)	(107)	(609,352)
Acquisition costs and other underwriting expenses	(111,939)	(68,612)	(44,915)	(46)	(225,512)
	(390,995)	(288,147)	(155,569)	(153)	(834,864)
Underwriting income	30,729	39,879	8,947	(6)	79,549
Service and fee income	26,781	75,178	117	15,507	117,583
Investment income and realized gain	16,819	13,770	9,016	33	39,638
Other expenses	(49,901)	(29,992)	(23,600)	—	(103,493)
Interest expense and loss on extinguishment of debt	(5,619)	(3,396)	(2,786)	—	(11,801)
Foreign currency gain	—	26,594	—	—	26,594
Loss on life settlement contracts	(1,449)	(859)	(602)	—	(2,910)
Benefit for income taxes	1,709	2,646	689	2,620	7,664
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4,332	4,332
Net income	$19,069	$123,820	$(8,219)	$22,486	$157,156

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2015:
Gross written premium	$2,574,602	$1,528,017	$1,087,719	$—	$5,190,338

Net written premium	1,499,922	975,073	719,898	—	3,194,893
Change in unearned premium	(99,218)	(11,592)	(120,328)	—	(231,138)
Net earned premium	1,400,704	963,481	599,570	—	2,963,755

Loss and loss adjustment expense	(909,081)	(647,121)	(405,160)	—	(1,961,362)
Acquisition costs and other underwriting expenses	(365,184)	(197,450)	(165,768)	—	(728,402)
	(1,274,265)	(844,571)	(570,928)	—	(2,689,764)
Underwriting income	126,439	118,910	28,642	—	273,991
Service and fee income	76,468	208,596	846	60,856	346,766
Investment income and realized gain	63,209	49,859	28,789	117	141,974
Other expenses	(155,502)	(92,289)	(65,696)	—	(313,487)
Interest expense and loss on extinguishment of debt	(18,866)	(11,197)	(7,971)	—	(38,034)
Foreign currency gain	—	17,355	—	—	17,355
Gain on life settlement contracts	9,466	5,619	4,000	—	19,085
Acquisition gain on purchase	5,826	—	—	—	5,826
(Provision) benefit for income taxes	(8,678)	(24,068)	923	(6,812)	(38,635)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	23,048	23,048
Net income	$98,362	$272,785	$(10,467)	$77,209	$437,889

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2014:
Gross written premium	$2,366,451	$1,387,651	$874,215	$—	$4,628,317

Net written premium	1,526,347	933,245	598,555	—	3,058,147
Change in unearned premium	(337,362)	(12,096)	(99,197)	8,909	(439,746)
Net earned premium	1,188,985	921,149	499,358	8,909	2,618,401

Loss and loss adjustment expense	(792,224)	(618,469)	(338,483)	(5,979)	(1,755,155)
Acquisition costs and other underwriting expenses	(299,082)	(185,120)	(133,355)	(2,624)	(620,181)
	(1,091,306)	(803,589)	(471,838)	(8,603)	(2,375,336)
Underwriting income	97,679	117,560	27,520	306	243,065
Service and fee income	69,801	193,534	328	44,420	308,083
Investment income and realized gain	45,390	42,604	21,912	198	110,104
Other expenses	(142,484)	(83,551)	(52,637)	—	(278,672)
Interest expense and loss on extinguishment of debt	(18,348)	(10,759)	(6,778)	—	(35,885)
Foreign currency gain	—	25,826	—	—	25,826
Loss on life settlement contracts	(2,649)	(1,553)	(978)	—	(5,180)
Gain on sale of a subsidiary	6,631	—	—	—	6,631
(Provision) benefit for income taxes	(5,276)	(26,713)	1,001	(6,758)	(37,746)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	26,847	26,847
Net income	$50,744	$256,948	$(9,632)	$65,013	$363,073

The following tables summarize net earned premium by major line of business, by segment, for the three and nine months ended September 30, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2015:
Workers' compensation	$328,099	$—	$86,454	$—	$414,553
Warranty	—	143,202	—	—	143,202
Other liability	12,081	36,042	58,072	—	106,195
Commercial auto and liability, physical damage	89,078	(413)	27,170	—	115,835
Medical malpractice	—	52,879	—	—	52,879
Other	64,396	118,672	29,676	—	212,744
Total net earned premium	$493,654	$350,382	$201,372	$—	$1,045,408

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2014:
Workers' compensation	$268,351	$—	$70,029	$—	$338,380
Warranty	—	159,178	51	—	159,229
Other liability	28,330	46,971	40,676	—	115,977
Commercial auto and liability, physical damage	53,581	11,994	29,670	23	95,268
Medical malpractice	—	44,385	—	—	44,385
Other	71,462	65,498	24,090	124	161,174
Total net earned premium	$421,724	$328,026	$164,516	$147	$914,413

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2015:
Workers' compensation	$942,867	$—	$250,400	$—	$1,193,267
Warranty	—	439,049	—	—	439,049
Other liability	37,025	101,338	133,925	—	272,288
Commercial auto and liability, physical damage	208,489	11,741	96,868	—	317,098
Medical malpractice	—	129,333	—	—	129,333
Other	212,323	282,020	118,377	—	612,720
Total net earned premium	$1,400,704	$963,481	$599,570	$—	$2,963,755

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2014:
Workers' compensation	$770,578	$—	$184,650	$—	$955,228
Warranty	—	421,680	224	—	421,904
Other liability	56,837	147,444	144,621	—	348,902
Commercial auto and liability, physical damage	123,739	26,721	84,359	1,564	236,383
Medical malpractice	—	135,982	—	—	135,982
Other	237,831	189,322	85,504	7,345	520,002
Total net earned premium	$1,188,985	$921,149	$499,358	$8,909	$2,618,401

The following table summarizes total assets of the business segments as of September 30, 2015 and December 31, 2014:

(Amounts in Thousands)	September 30, 2015	December 31, 2014
Small Commercial Business	$7,663,693	$6,142,645
Specialty Risk and Extended Warranty	6,222,438	5,441,378
Specialty Program	3,052,297	2,248,901
Corporate and Other	5,508	14,444
	$16,943,936	$13,847,368

18. Subsequent Event

On October 27, 2015, the Company entered into an agreement to acquire Genworth Financial Mortgage Insurance Limited ("GFMI") from a subsidiary of Genworth Financial, Inc. (NYSE:GNW), for approximately $60,000 in cash. Based in the U.K., GFMI is a well-known organization in the European mortgage insurance market, currently providing products in the U.K., Finland, Italy and Germany. As of June 30, 2015, GFMI's tangible book value was approximately $155,000. The acquisition is expected to close during the first quarter of 2016, subject to regulatory approval and customary closing conditions.

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

We transact business primarily through our seventeen insurance subsidiaries domiciled in the United States and six insurance subsidiaries domiciled in Europe and Mexico. We are authorized to write business in all 50 states in the United States and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A"(Excellent) by A.M. Best Company ("A.M. Best").

For the nine months ended September 30, 2015, our results of operations include activity for the following entities that were acquired subsequent to September 30, 2014:

•	CorePointe Insurance Company ("CorePointe")

•	TMI Solutions, LLC ("TMIS")

•	Oryx Insurance Brokerage, Inc. ("Oryx")

•	Comp Options Insurance Company ("Comp Options")

Insurance, particularly workers’ compensation, is generally affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Program segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. In addition, we believe seasonality may be muted by our acquisition activity. Additionally, our Specialty Risk and Extended Warranty segment may be impacted by the seasonality of the automotive and consumer electronic markets.

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 35.4% and 39.5% for the three months ended September 30, 2015 and 2014, respectively, and 28.1% and 32.1% for the nine months ended September 30, 2015 and 2014, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 92.6% and 91.3% for the three months ended September 30, 2015 and 2014, respectively, and 90.8% and 90.7% for the nine months ended September 30, 2015 and 2014, respectively.

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

Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$1,780,813	$1,518,481	$5,190,338	$4,628,317

Net written premium	$1,142,983	$1,004,196	$3,194,893	$3,058,147
Change in unearned premium	(97,575)	(89,783)	(231,138)	(439,746)
Net earned premium	1,045,408	914,413	2,963,755	2,618,401
Service and fee income (related parties - three months $19,250; $14,737 and nine months $57,935; $42,055)	126,143	117,583	346,766	308,083
Net investment income	40,425	34,552	111,281	95,673
Net realized and unrealized gain on investments	17,682	5,086	30,693	14,431
Total revenues	1,229,658	1,071,634	3,452,495	3,036,588
Loss and loss adjustment expense	709,604	609,352	1,961,362	1,755,155
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $138,036; $109,540 and nine months $385,945; $288,891)	258,016	225,512	728,402	620,181
Other	116,900	103,493	313,487	278,672
Total expenses	1,084,520	938,357	3,003,251	2,654,008
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	145,138	133,277	449,244	382,580
Other income (expense):
Interest expense (net of interest income - related party - three months $2,115; $365 and nine months $6,514; $365)	(12,862)	(11,801)	(32,763)	(35,885)
Loss on extinguishment of debt	(557)	—	(5,271)	—
Net gain (loss) on investment in life settlement contracts net of profit commission	4,616	(2,910)	19,085	(5,180)
Foreign currency gain	24,721	26,594	17,355	25,826
Acquisition gain on purchase	5,826	—	5,826	—
Gain on sale of subsidiary	—	—	—	6,631
Total other income (expense)	21,744	11,883	4,232	(8,608)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	166,882	145,160	453,476	373,972
(Benefit) provision for income taxes	(12,649)	(7,664)	38,635	37,746
Income before equity in earnings of unconsolidated subsidiaries	179,531	152,824	414,841	336,226
Equity in earnings of unconsolidated subsidiaries – related parties	13,477	4,332	23,048	26,847
Net income	193,008	157,156	437,889	363,073
Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(1,511)	2,939	(6,940)	7,029
Net income attributable to AmTrust Financial Services, Inc.	191,497	160,095	430,949	370,102
Dividends on preferred stock	(8,789)	(3,505)	(22,797)	(7,387)
Net income attributable to AmTrust common shareholders	$182,708	$156,590	$408,152	$362,715

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(7,636)	$(464)	$(10,118)	$(4,003)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(7,636)	(464)	(10,118)	(4,003)
Net realized gain on available for sale securities	16,049	3,385	29,306	16,618
Net unrealized gain on trading securities	9,269	2,165	11,505	1,816
Net realized investment gain	$17,682	$5,086	$30,693	$14,431

Key measures:
Net loss ratio	67.9%	66.6%	66.2%	67.0%
Net expense ratio	24.7%	24.7%	24.6%	23.7%
Net combined ratio	92.6%	91.3%	90.8%	90.7%

Consolidated Results of Operations for the Three Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $262.2 million, or 17.3%, to $1,780.8 million from $1,518.5 million for the three months ended September 30, 2015 and 2014, respectively. The increase of $262.2 million was attributable to growth in all three of our segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued. The increase in Specialty Risk and Extended Warranty segment was attributable to expansion of our existing programs, which was partially offset by a decrease in our European business due to the strengthening of the U.S. dollar relative to the Euro and British Pound. The increase in the Specialty Program segment resulted primarily from expansion of our existing programs.

Net Written Premium. Net written premium increased $138.8 million, or 13.8%, to $1,143.0 million from $1,004.2 million for the three months ended September 30, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business - $36.8 million, Specialty Risk and Extended Warranty - $49.0 million and Specialty Program – $53.0 million. Net written premium increased for the three months ended September 30, 2015 compared to the same period in 2014 due to the increase in gross written premium. This increase was partially offset by a decrease in the retention of gross written premium to 64.2% from 66.1% for the three months ended September 30, 2015 and 2014, respectively, and the negative impact of currency fluctuation on our European business.

Net Earned Premium. Net earned premium increased $131.0 million, or 14.3%, to $1,045.4 million from $914.4 million for the three months ended September 30, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $71.9 million, Specialty Risk and Extended Warranty — $22.4 million and Specialty Program — $36.9 million. The increase in net earned premium resulted from an increase in net written premium of 20% on a trailing twelve-month basis, partially offset by the negative impact of currency fluctuation on our European business.

Service and Fee Income. Service and fee income increased $8.6 million, or 7.3%, to $126.1 million from $117.6 million for the three months ended September 30, 2015 and 2014, respectively. We increased service and fee income by $6.3 million during the third quarter of 2015 from acquisitions, primarily from Oryx and TMIS. Services provided to Maiden, NGHC and ACP Re generated higher fees of approximately $4.5 million during the three months ended September 30, 2015 compared to the same period in 2014. The increases were partially offset by a decrease of approximately $5.7 million in fees generated by the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services during the third quarter of 2015 compared to the same period in 2014.

Net Investment Income. Net investment income increased $5.9 million, or 17.0%, to $40.4 million from $34.6 million for the three months ended September 30, 2015 and 2014, respectively. The increase resulted primarily from a higher average portfolio of fixed maturity securities during the three months ended September 30, 2015 compared to the same period in 2014 achieved by our investment of certain proceeds from stock and debt offerings in 2014 and 2015 and the acquisitions of CorePointe and Comp Options. Additionally, our investment yields were slightly higher period over period.

Net Realized Gains/(Loss) on Investments. We had a net realized gain on investments of $17.7 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively. A majority of the increase resulted from the recognition of a gain on trading securities of $9.3 million and $2.2 million during the three months ended September 30, 2015 and 2014, respectively. Additionally, we had an increase in realized gains on available for sale investments as a result of increased sales of securities in a gain position. The increase was partially offset by impairments, which were approximately $7.6 million and $0.5 million during the three months ended September 30, 2015 and 2014, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $100.3 million, or 16.5%, to $709.6 million for the three months ended September 30, 2015 from $609.4 million for the three months ended September 30, 2014. Our loss ratio for the three months ended September 30, 2015 and 2014 was 67.9% and 66.6%, respectively. The increase in the loss ratio resulted from higher current and prior accident years selected ultimate losses as compared to previously selected ultimate losses in prior accident years in our Specialty Risk and Extended Warranty segment. This was a result, primarily, from a revision to our ultimate losses on certain casualty lines in our European specialty risk and extended warranty business due to an increase in our carried incurred but not reported claim reserves. The increase in the loss ratio was partially offset by our Small Commercial Business segment's loss ratio, which decreased from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $32.5 million, or 14.4%, to $258.0 million for the three months ended September 30, 2015 from $225.5 million for the three months ended September 30, 2014. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended September 30, 2015 and 2014 was $139.5 million and $109.5 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and lower retention of gross written premium, and was consistent period over period as a percentage of earned premium. The expense ratio was 24.7% during each of the three months ended September 30, 2015 and 2014.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $11.9 million, or 8.9%, to $145.1 million for the three months ended September 30, 2015 from $133.3 million for the three months ended September 30, 2014. The $11.9 million increase resulted primarily from an increase in earned premium and higher net investment income period over period.

Net Interest Expense. Net interest expense for the three months ended September 30, 2015 was $12.9 million, compared to $11.8 million for the same period in 2014. The majority of the increase related to additional interest expense of approximately $3.2 million related to the issuance of $285 million of subordinated notes in 2015, partially offset by additional interest income of approximately $1.8 million related to our $125 million loan to ACP Re, which we entered into at the end of the third quarter of 2014.

 Net Gain (Loss) on Investment in Life Settlement Contracts Net of Profit Commission. We recognized a gain on investment in life settlement contracts of $4.6 million for the three months ended September 30, 2015 compared to a loss of $2.9 million for the three months ended September 30, 2014. The increase related primarily to increases in the fair value of the life settlement contracts without a corresponding increase in premium payments as well as two maturities in the three months ended September 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction gain was $24.7 million during the three months ended September 30, 2015 compared to a transaction gain of $26.6 million during the same period in 2014. The gain during the three months ended September 30, 2015 resulted from fluctuations in exchange rates related to internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company.

Benefit for Income Tax. Income tax benefit for the three months ended September 30, 2015 was $12.6 million, which resulted in an effective tax rate of (7.6)%, compared to income tax benefit of $7.7 million, which resulted in an effective tax rate of (5.3)% for the three months ended September 30, 2014. During the three months ended September 30, 2015 and 2014, we benefited from a return to provision adjustment in connection with filing our 2014 and 2013 federal tax returns, respectively. During the three months ended September 30, 2014 only, the effective tax rate was impacted by a reduction of the deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers of approximately $18.0 million, which reduced our effective tax rate by approximately 12.4%. Without the impact of the equalization reserve, the effective tax rate for the three months ended September 30, 2014 would have been 7.1%. There was no corresponding decrease attributable to equalization reserves during the three months ended September 30, 2015. The overall decrease in the effective tax rates in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulted from a change in the profitability by jurisdiction.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $13.5 million and $4.3 million for the three months ended September 30, 2015 and September 30, 2014, respectively. The $9.2 increase in equity income was driven by approximately $9.3 million of a realized gain due to a decrease in ownership percentage of NGHC from 13% to 12% as a result of NGHC's share offering in August 2015.

Consolidated Results of Operations for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $562.0 million, or 12.1%, to $5,190.3 million from $4,628.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $562.0 million is attributable to growth in all three of our segments. The increase in the Specialty Program segment resulted primarily from expansion of our existing programs. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, partially offset by the assumption of $199.7 million of non-recurring premium during the first quarter of 2014 as part of the cut through reinsurance agreement with Tower. The majority of the increase in our Specialty Risk and Extended Warranty segment resulted from growth in our domestic business from expansion of existing programs. The overall increase was partially offset by a decline in our Specialty Risk and Extended Warranty segment related to declines in gross written premium in our European business due to the strengthening of the U.S. dollar relative to the Euro and British Pound.

Net Written Premium. Net written premium increased $136.7 million, or 4.5%, to $3,194.9 million from $3,058.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase/(decrease) by segment was: Small Commercial Business - $(26.4) million, Specialty Risk and Extended Warranty - $41.8 million and Specialty Program – $121.3 million. Net written premium increased for the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase in gross written premium, which was partially offset by a decrease in the retention of gross written premium to 61.6% from 66.1% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in retention resulted from the assumption of non-recurring premium during the first quarter of 2014 that was not subject to the Maiden Quota Share

Net Earned Premium. Net earned premium increased $345.4 million, or 13.2%, to $2,963.8 million from $2,618.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $211.7 million, Specialty Risk and Extended Warranty — $42.3 million and Specialty Program — $100.2 million. The increase in net earned premium resulted from an increase in net written premium of 20% on a trailing twelve-month basis, partially offset by premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share and negative impact of currency fluctuation on our European business.

Service and Fee Income. Service and fee income increased $38.7 million, or 12.6%, to $346.8 million from $308.1 million for the nine months ended September 30, 2015 and 2014, respectively. We increased service and fee income by $30.8 million during the nine months ended September 30, 2015 from acquisitions, including Oryx and TMIS. Services provided to Maiden, NGHC and ACP Re generated higher fees of approximately $15.9 million during the nine months ended September 30, 2015 compared to the same period in 2014. The increases were partially offset by a decrease of approximately $7.1 million in fees generated by the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services during the nine months ended September 30, 2015 compared to the same period in 2014.

Net Investment Income. Net investment income increased $15.6 million, or 16.3%, to $111.3 million from $95.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase resulted primarily from a higher average portfolio of fixed maturity securities during the nine months ended September 30, 2015 compared to the same period in 2014 achieved by our investment of certain proceeds from stock and debt offerings in 2014 and 2015 and the acquisitions of CorePointe and Comp Options. Additionally, our investment yields were slightly higher period over period.

Net Realized Gains on Investments. We had a net realized gain on investments of $30.7 million and $14.4 million for the nine months ended September 30, 2015 and 2014, respectively. A majority of the increase resulted from recognizing a gain on trading securities of $11.5 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively. Additionally, we had an increase in realized gains on available for sale investments as a result of increased sales of securities in a gain position. The increase was partially offset by impairments, which were approximately $10.1 million and $4.0 million during the nine months ended September 30, 2015 and 2014, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $206.2 million, or 11.7%, to $1,961.4 million for the nine months ended September 30, 2015 from $1,755.2 million for the nine months ended September 30, 2014. Our loss ratio for the nine months ended September 30, 2015 and 2014 was 66.2% and 67.0%, respectively. The decrease in loss ratio was a result of lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years, primarily in our Small Commercial Business segment. A majority of the decrease resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $108.2 million, or 17.4%, to $728.4 million for the nine months ended September 30, 2015 from $620.2 million for the nine months ended September 30, 2014. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share. The ceding commission earned during the nine months ended September 30, 2015 and 2014 was $389.0 million and $288.9 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and was consistent period over period as a percentage of earned premium. The expense ratio increased to 24.6% during the nine months ended September 30, 2015 from 23.7% during the nine months ended September 30, 2014, as a result of increases in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The increase in the expense ratio was primarily related to the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $66.7 million, or 17.4%, to $449.2 million for the nine months ended September 30, 2015 from $382.6 million for the nine months ended September 30,

2014. The $66.7 million increase resulted primarily from an increase in earned premium with a consistent combined ratio and higher net investment income.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2015 was $32.8 million, compared to $35.9 million for the same period in 2014. The decrease in net interest expense related primarily to interest income of approximately $6.1 million related to our $125 million loan to ACP Re, which we entered into during the third quarter of 2014, partially offset by additional interest expense of approximately $3.5 million related to the issuance of $285 million of subordinated notes in 2015.

 Net Gain (Loss) on Investment in Life Settlement Contracts Net of Profit Commission. We recognized a gain on investment in life settlement contracts of $19.1 million for the nine months ended September 30, 2015 compared to a loss of $5.2 million for the nine months ended September 30, 2014. The increase related primarily to increases in the fair value of the life settlement contracts without a corresponding increase in premium payments as well as seven maturities during the nine months ended September 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction gain decreased $8.5 million during the nine months ended September 30, 2015 to $17.4 million from a transaction gain of $25.8 million during the same period in 2014. The gain during the nine months ended September 30, 2015 resulted from fluctuations in exchange rates related to internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company.

Provision for Income Tax. Provision for income tax for the nine months ended September 30, 2015 was $38.6 million, which resulted in an effective tax rate of 8.5%, compared to income tax expense of $37.7 million, which resulted in an effective tax rate of 10.1%, for the nine months ended September 30, 2014. During the nine months ended September 30, 2014 only, the effective tax rate was favorably impacted by a reduction of the deferred tax liability attributable to the equalization reserves of our Luxembourg reinsurers for $36.7 million, which reduced the effective tax rate by 9.8%. Without the impact of the equalization reserve, the effective tax rate for the nine months ended September 30, 2014 would have been 19.9%. There was no corresponding decrease attributable to equalization reserves during the three months ended September 30, 2015. The overall decrease in the effective tax rates in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted from a change in the profitability by jurisdiction.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related party decreased by $3.8 million for the nine months ended September 30, 2015 to $23.0 million compared to $26.8 million for the nine months ended September 30, 2014. The decrease resulted primarily from realized gains recognized of $9.3 million in 2015 and $14.7 million in 2014 as a result of a decrease in our ownership percentage of NGHC from 13% to 12% in 2015 and 15% to 13% in 2014. The overall decrease was partially offset by an increase in equity income attributable to our pro rata share of NGHC's results of operations in 2015 compared to 2014.

Small Commercial Business Segment Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$797,654	$722,897	$2,574,602	$2,366,451

Net written premium	$459,290	$422,539	$1,499,922	$1,526,347
Change in unearned premium	34,364	(815)	(99,218)	(337,362)
Net earned premium	493,654	421,724	1,400,704	1,188,985

Loss and loss adjustment expense	(320,391)	(279,056)	(909,081)	(792,224)
Acquisition costs and other underwriting expenses	(130,792)	(111,939)	(365,184)	(299,082)
	(451,183)	(390,995)	(1,274,265)	(1,091,306)
Underwriting income	$42,471	$30,729	$126,439	$97,679

Key measures:
Net loss ratio	64.9%	66.2%	64.9%	66.6%
Net expense ratio	26.5%	26.5%	26.1%	25.2%
Net combined ratio	91.4%	92.7%	91.0%	91.8%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium.  Gross written premium increased $74.8 million, or 10.3%, to $797.7 million for the three months ended September 30, 2015 from $722.9 million for the three months ended September 30, 2014. The majority of the increase was attributable to an increase in the number of workers' compensation policies issued. The increase consisted of additional workers' compensation premium in the states of California, New Jersey and New York. Additionally, the acquisition of Comp Options contributed approximately $11 million of incremental gross written premium for the three months ended September 30, 2015.

Net Written Premium. Net written premium increased $36.8 million, or 8.7%, to $459.3 million for the three months ended September 30, 2015 from $422.5 million for the three months ended September 30, 2014. The increase resulted from an increase in gross written premium for the three months ended September 30, 2015 compared to the same period in 2014. The increase was partially offset by cession of a greater percentage of gross written premium to reinsurers during 2015 compared to 2014. Our retention of gross written premium for the segment was 57.6% and 58.5% for the three months ended September 30, 2015 and 2014, respectively, as the three months ended September 30, 2014 included business assumed from Tower that we did not cede to Maiden.

Net Earned Premium. Net earned premium increased $71.9 million, or 17.0%, to $493.7 million for the three months ended September 30, 2015 from $421.7 million for the three months ended September 30, 2014. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended September 30, 2015 compared to the same period in 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $41.3 million, or 14.8%, to $320.4 million for the three months ended September 30, 2015 from $279.1 million for the three months ended September 30, 2014. Our loss ratio for the segment for the three months ended September 30, 2015 decreased to 64.9% compared to 66.2% for the three months ended September 30, 2014. The decrease in the loss ratio was the result, primarily, of lower current accident year selected ultimate losses as compared to selected ultimate losses in the prior period. The decrease in the loss ratio resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $18.9 million, or 16.9%, to $130.8 million for the three months ended September 30, 2015 from $111.9 million for the three months ended September 30, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $70.7 million and $54.3 million earned during the three months ended September 30, 2015 and 2014, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio remained consistent period over period and was 26.5% for each of the three months ended September 30, 2015 and 2014.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $11.7 million, or 38.2%, to $42.5 million for the three months ended September 30, 2015 from $30.7 million for the three months ended September 30, 2014. The increase resulted from higher earned premium coupled with a lower loss ratio during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $208.2 million, or 8.8%, to $2,574.6 million for the nine months ended September 30, 2015 from $2,366.5 million for the nine months ended September 30, 2014. The majority of the increase was attributable to an increase in the number of workers' compensation policies issued. Approximately 76% of this increase was from the states of California, Florida, New Jersey and New York. Additionally, the acquisitions of Comp Options and CorePointe contributed approximately $79 million of incremental gross written premium for the nine months ended September 30, 2015. Absent the assumption of $199.7 million of non-recurring premium during the first three months of 2014, primarily related to our cut through reinsurance agreement with Tower, gross written premium would have increased $407.9 million, or 18.8%.

Net Written Premium. Net written premium decreased $26.4 million, or (1.7)%, to $1,499.9 million for the nine months ended September 30, 2015 from $1,526.3 million for the nine months ended September 30, 2014. The decrease resulted from the 2014 assumption of $199.7 million of non-recurring premium that was not subject to the Maiden Quota Share. As a result, our retention of gross written premium for the segment decreased to 58.3% from 64.5% for the nine months ended September 30, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium increased $211.7 million, or 17.8%, to $1,400.7 million for the nine months ended September 30, 2015 from $1,189.0 million for the nine months ended September 30, 2014. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended September 30, 2015 compared to the same period in 2014, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $116.9 million, or 14.8%, to $909.1 million for the nine months ended September 30, 2015 from $792.2 million for the nine months ended September 30, 2014. Our loss ratio for the segment for the nine months ended September 30, 2015 decreased to 64.9% compared to 66.6% for the nine months ended September 30, 2014. The decrease in the loss ratio was the result, primarily, of lower current accident year selected ultimate losses as compared to selected ultimate losses in the prior period. The decrease in the loss ratio resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $66.1 million, or 22.1%, to $365.2 million for the nine months ended September 30, 2015 from $299.1 million for the nine months ended September 30, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the nine months ended September 30, 2015 and 2014 of $195.0 million and $139.9 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.1% and 25.2% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the expense ratio related to the issuance of a higher percentage of commercial package and excess and surplus lines policies, which have higher policy acquisition costs, during the first half of the year.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income).  Net premiums earned less expenses included in combined ratio increased $28.8 million, or 29.4%, to $126.4 million for the nine months ended September 30, 2015 from $97.7 million for the nine months ended September 30, 2014. The increase resulted primarily from higher earned premium and a lower loss ratio during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, partially offset by a higher expense ratio.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$577,284	$436,845	$1,528,017	$1,387,651

Net written premium	$380,600	$331,590	$975,073	$933,245
Change in unearned premium	(30,218)	(3,564)	(11,592)	(12,096)
Net earned premium	350,382	328,026	963,481	921,149

Loss and loss adjustment expense	(253,136)	(219,535)	(647,121)	(618,469)
Acquisition costs and other underwriting expenses	(69,876)	(68,612)	(197,450)	(185,120)
	(323,012)	(288,147)	(844,571)	(803,589)
Underwriting income	$27,370	$39,879	$118,910	$117,560

Key measures:
Net loss ratio	72.2%	66.9%	67.2%	67.1%
Net expense ratio	20.0%	20.9%	20.5%	20.1%
Net combined ratio	92.2%	87.8%	87.7%	87.2%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $140.4 million, or 32.1%, to $577.3 million for the three months ended September 30, 2015 from $436.8 million for the three months ended September 30, 2014. We experienced growth in our U.S. business during the three months ended September 30, 2015 compared to the same period in 2014 as a result of new programs and expansion of existing lines of business. The segment's European business was negatively impacted during the three months ended September 30, 2015 by currency fluctuations of approximately $29 million. Absent the impact of currency fluctuations, gross written premium for our European business would have increased by approximately $20 million for the three months ended September 30, 2015 compared to the same period in 2014.

Net Written Premium. Net written premium increased $49.0 million, or 14.8%, to $380.6 million for the three months ended September 30, 2015 from $331.6 million for the three months ended September 30, 2014. The increase in net written premium resulted from an increase of gross written premium for the three months ended September 30, 2015 compared to the same period in 2014, partially offset by a decrease in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 65.9% and 75.9% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the retention of gross written premium related to an increase in business that is covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $22.4 million, or 6.8%, to $350.4 million for the three months ended September 30, 2015 from $328.0 million for the three months ended September 30, 2014. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium partially offset by the writing of longer tail business written by AmTrust at Lloyd's during the three months ended September 30, 2015 compared to September 30, 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $33.6 million, or 15.3%, to $253.1 million for the three months ended September 30, 2015 from $219.5 million for the three months ended September 30, 2014. Our loss ratio for the segment for the three months ended September 30, 2015 increased to 72.2% compared to 66.9% for the same period in 2014. The increase in the loss ratio resulted from higher current and prior accident years selected ultimate losses as compared to previously selected ultimate losses in prior accident years. This was the result, primarily, from a revision to our ultimate losses on certain casualty lines in our European specialty risk and extended warranty business due to an increase in our carried incurred but not reported claim reserves, while the selected ultimate losses in our domestic business was consistent period over period. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses decreased $1.3 million, or 1.8%, to $69.9 million for the three months ended September 30, 2015 from $68.6 million for the three months ended September 30, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $37.8 million and $33.3 million earned during the three months ended September 30, 2015 and 2014, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 20.0% for the three months ended September 30, 2015 and slightly improved from 20.9% for the three months ended September 30, 2014.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio decreased $12.5 million, or 31.4%, to $27.4 million for the three months ended September 30, 2015 from $39.9 million for the three months ended September 30, 2014. The decrease was attributable primarily to an increase in the segment’s loss ratio offset by a lower expense ratio during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $140.4 million, or 10.1%, to $1,528.0 million for the nine months ended September 30, 2015 from $1,387.7 million for the nine months ended September 30, 2014. We experienced growth in our U.S. business during the nine months ended September 30, 2015 compared to the same period in 2014, from new programs, expansion of existing lines of business and the assumption of unearned premium of approximately $48 million. The segment's European business was negatively impacted during the nine months ended September 30, 2015 by currency fluctuations of approximately $106 million. Absent the impact of currency fluctuations, gross written premium for our European business would have increased by approximately $49 million for the nine months ended September 30, 2015 compared to the same period in 2014.

Net Written Premium. Net written premium increased $41.8 million, or 4.5%, to $975.1 million for the nine months ended September 30, 2015 from $933.2 million for the nine months ended September 30, 2014. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was partially offset by a cession of a greater percentage of gross written premium to reinsurers during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 63.8% and 67.3% for the nine months ended September 30, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium increased $42.3 million, or 4.6%, to $963.5 million for the nine months ended September 30, 2015 from $921.1 million for the nine months ended September 30, 2014. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $28.7 million, or 4.6%, to $647.1 million for the nine months ended September 30, 2015 from $618.5 million for the nine months ended September 30, 2014. Our loss ratio for the segment for the nine months ended September 30, 2015 was 67.2% and was consistent compared to 67.1% for the same period in 2014. The loss ratio remained stable period to period as increases in current and prior accident year selected ultimate losses in our European business were higher as compared to selected ultimate losses in prior accident years due to an increase in our carried incurred but not reported claim reserves, which was offset by declines in our domestic selected ultimate losses compared to selected losses in prior accident years. This increase was muted by consistent accident year selected ultimate losses compared to selected ultimate losses in prior accident years for our domestic business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $12.3 million, or 6.7%, to $197.5 million for the nine months ended September 30, 2015 from $185.1 million for the nine months ended September 30, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $105.5 million and $86.6 million earned during the nine months ended September 30, 2015 and 2014, respectively. Although ceding commission increased period over period, the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. As a result, the expense ratio increased to 20.5% for the nine months ended September 30, 2015 from 20.1% for the nine months ended September 30, 2014. In addition, a part of the increase in the expense ratio related to changes in business mix as premium written by AmTrust at Lloyd's has higher policy acquisition costs than the average costs associated with other business in this segment.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $1.4 million, or 1.1%, to $118.9 million for the nine months ended September 30, 2015 from

$117.6 million for the nine months ended September 30, 2014. The increase was attributable primarily to an increase in net earned premium offset by a slightly higher combined ratio.

Specialty Program Segment Results of Operations for The Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014	2015	2014
Gross written premium	$405,875	$358,739	$1,087,719	$874,215

Net written premium	$303,093	$250,067	$719,898	$598,555
Change in unearned premium	(101,721)	(85,551)	(120,328)	(99,197)
Net earned premium	201,372	164,516	599,570	499,358

Loss and loss adjustment expense	(136,077)	(110,654)	(405,160)	(338,483)
Acquisition costs and other underwriting expenses	(57,348)	(44,915)	(165,768)	(133,355)
	(193,425)	(155,569)	(570,928)	(471,838)
Underwriting income	$7,947	$8,947	$28,642	$27,520

Key measures:
Net loss ratio	67.6%	67.3%	67.6%	67.8%
Net expense ratio	28.5%	27.3%	27.6%	26.7%
Net combined ratio	96.1%	94.6%	95.2%	94.5%

Specialty Program Segment Results of Operations for The Three Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $47.1 million, or 13.1%, to $405.9 million for the three months ended September 30, 2015 from $358.7 million for the same period in 2014. The majority of the increase resulted primarily from the expansion of existing programs, which included primarily workers' compensation programs.

Net Written Premium. Net written premium increased $53.0 million, or 21.2%, to $303.1 million for the three months ended September 30, 2015 from $250.1 million for the same period in 2014. The increase in net written premium resulted from an increase in gross written premium for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and cession of a smaller percentage of gross written premium to reinsurers during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 74.7% and 69.7% for the three months ended September 30, 2015 and 2014, respectively. The increase in the retention of gross written premium related to an increase in business written that is not covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $36.9 million, or 22.4%, to $201.4 million for the three months ended September 30, 2015 from $164.5 million for the same period in 2014. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the three months ended September 30, 2015 compared to the same period in 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $25.4 million, or 23.0%, to $136.1 million for the three months ended September 30, 2015, compared to $110.7 million for the same period in 2014. Our loss ratio for the segment for the three months ended September 30, 2015 was 67.6% compared to 67.3% for the three months ended September 30, 2014. The increase in the loss ratio resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years in certain general liability programs, and was partially offset by improved pricing. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $12.4 million, or 27.7%, to $57.3 million for the three months ended September 30, 2015 from $44.9 million for the same period in 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $30.9 million and $21.9 million earned during the three months ended September 30, 2015 and 2014, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 28.5% for the three months ended September 30, 2015 compared to 27.3% for the three months ended September 30, 2014. The increase in the expense ratio during the three months ended September 30, 2015 related to the issuance of a higher percentage of commercial automobile and general liability policies, which have higher policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $1.0 million, or (11)%, to $7.9 million for the three months ended September 30, 2015 from $8.9 million for the three months ended September 30, 2014 due to a higher combined ratio.

Specialty Program Segment Results of Operations for The Nine Months Ended September 30, 2015 and 2014 (Unaudited)

Gross Written Premium. Gross written premium increased $213.5 million, or 24.4%, to $1,087.7 million for the nine months ended September 30, 2015 from $874.2 million for the same period in 2014. The increase in gross written premium resulted from expansion of existing programs, including workers' compensation, commercial automobile and general liability programs.

Net Written Premium. Net written premium increased $121.3 million, or 20.3%, to $719.9 million for the nine months ended September 30, 2015 from $598.6 million for the same period in 2014. The increase in net written premium resulted from an increase in gross written premium for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our overall retention of gross written premium for the segment decreased to 66.2% from 68.5% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the retention of gross written premium in 2015 related to an increase in business written that is covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $100.2 million, or 20.1%, to $599.6 million for the nine months ended September 30, 2015 from $499.4 million for the same period in 2014. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the nine months ended September 30, 2015 compared to the same period in 2014.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $66.7 million, or 19.7%, to $405.2 million for the nine months ended September 30, 2015, compared to $338.5 million for the same period in 2014. Our loss ratio for the segment for the nine months ended September 30, 2015 was 67.6% compared to 67.8% for the nine months ended September 30, 2014. The decrease in the loss ratio resulted primarily from lower current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years, caused by increases in rates combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $32.4 million, or 24.3%, to $165.8 million for the nine months ended September 30, 2015 from $133.4 million for the same period in 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission of $88.5 million and $62.4 million earned during the nine months ended September 30, 2015 and 2014, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 27.6% for the nine months ended September 30, 2015 compared to 26.7% for the nine months ended September 30, 2014. The increase in the expense ratio during the nine months ended September 30, 2015 related to the issuance of a higher percentage of commercial automobile and general liability policies, which have higher policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in the combined ratio increased $1.1 million, or 4.1%, to $28.6 million for the nine months ended September 30, 2015 from $27.5 million for the same period in 2014. The increase of $1.1 million resulted primarily from an increase in earned premium partially offset by a higher combined ratio during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $1,391 million and $1,070 million in the nine months ended September 30, 2015 and 2014, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
(Amounts in Thousands)	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$543,681	$897,567
Investing activities	(1,035,181)	(1,006,123)
Financing activities	507,624	(167,347)

Net cash provided by operating activities for the nine months ended September 30, 2015 decreased compared to cash provided by operating activities in the nine months ended September 30, 2014. The decrease in cash provided from operations resulted primarily from an increase in reinsurance recoverable, premium receivables, and other assets, as well as a decrease in our deferred tax liability in 2015 compared to 2014.

Net cash used in investing activities was approximately $1,035 million during the nine months ended September 30, 2015 and consisted primarily of approximately $659 million for the net purchase of fixed maturity securities, equity securities and short-term investments, approximately $71 million for restricted cash, approximately $220 million for acquisitions and approximately $100 million for capital expenditures, partially offset by the net proceeds of approximately $86 million received from the maturity of life settlement policies. Net cash used in investing activities was $1,006 million for the nine months ended September 30, 2014 and consisted primarily of approximately $680 million for the net purchase of fixed maturity securities, equity securities, and short-term investments, approximately $72 million for restricted cash, approximately $125 million for a loan to ACP Re, approximately $76 million for acquisitions, approximately $25 million for the acquisition of life settlement contracts, and approximately $65 million for capital expenditures, partially offset by the net proceeds of approximately $20 million received from the sale of a subsidiary and approximately $11 million from the net sales of other investments.

Net cash provided by financing activities was approximately $508 million for the nine months ended September 30, 2015 compared to approximately $167 million net cash used in financing activities during the nine months ended September 30, 2014. In 2015, we issued preferred stock for approximately $177 million, common stock for approximately $172 million, issued $285 million in subordinated notes, and utilized our revolving credit facility for $10 million, which was partially offset by common and preferred stock dividends paid of $83 million, and approximately $62 million paid to settle conversions of our 2021 Notes. During the nine months ended September 30, 2014, cash used in financing activities was approximately $167 million, of which approximately $293 million was used to settle repurchase agreements, approximately $48 million was used to pay dividends, approximately $45 million was used to repurchase common shares, and $10 million was used to pay off a promissory note from the acquisition of Insco Dico. The use of cash in 2014 was partially offset by the receipt of approximately $179 million for preferred stock issuances, proceeds of $31 million from a loan, and approximately $17 million received from non-controlling interest capital contributions.

Other Material Changes in Financial Position

(Amounts in thousands)	September 30, 2015	December 31, 2014
Selected Assets:
Fixed maturities, available-for-sale	$5,125,808	$4,253,274
Premium receivable, net	2,322,442	1,851,682
Reinsurance recoverable	2,951,764	2,440,627
Selected Liabilities:
Loss and loss expense reserve	6,694,036	5,664,205
Unearned premium	4,134,048	3,447,203
Accrued expense and other current liabilities	1,507,048	991,504

The increase in fixed maturities, available-for-sale, from December 31, 2014 to September 30, 2015 was primarily attributable to the acquisition of CorePointe and Warranty Solutions as well as the utilization of excess cash from the debt and equity offerings during the nine months ended September 30, 2015. The increase in premium receivable, net related to increased premium writing in the first nine months of 2015. The increase in reinsurance recoverable related to an increase in premium writing and a lower retention of premium in 2015 compared to 2014. The increase in loss and loss expense reserve and unearned premium related to an increase in gross written premium during the nine months ended September 30, 2015 compared to 2014, and the acquisition of CorePointe, which contributed $48 million and $29 million to the increase, respectively, and unearned premium from the acquisition of Warranty Solutions. The increase in accrued expense and other current liabilities was a result of a general increase in business activities.

Common Stock

During the nine months ended September 30, 2015, we issued 3,450,000 shares of our Common Stock in an underwritten public offering, resulting in net cash proceeds of approximately $172.5 million.

Preferred Stock

We have outstanding four separate series (Series A through D) of non-cumulative preferred stock. Three of these series (Series B, C and D) were issued in offerings using depositary shares, each representing a 1/40th interest in a share of the particular series of preferred stock. Dividends on the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year.

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the nine months ended September 30, 2015 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$5,823
B	7.25	105,000	4,200,000	1,000	101,702	5,709
C	7.625	80,000	3,200,000	1,000	77,480	4,575
D	7.50	182,500	7,300,000	1,000	176,529	6,690

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

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of September 30, 2015, we had an outstanding balance of $130 million and outstanding letters of credit in place under this Credit Agreement for $118.0 million, which reduced the availability under the facility to $102.0 million and the availability for letters of credit to $57.0 million.

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

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $2.6 million and $1.1 million for nine months ended September 30, 2015 and 2014, respectively.

Funds at Lloyd's facility

We use this £235 million (or $355 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account. The facility is 40% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII's then-current financial strength rating issued by A.M. Best. As of September 30, 2015, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the AII's A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and pay a facility fee upon closing of 0.15% of the total aggregate commitment.

As of September 30, 2015, the Company had outstanding letters of credit of £235.0 million (or $355.5 million) in place under this credit facility. The facility was fully utilized as of September 30, 2015. We recorded total interest expense of approximately $2.3 million and $2.1 million during the nine months ended September 30, 2015 and 2014, respectively.

Other letters of credit facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.5 million was utilized as of September 30, 2015. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $0.3 million as of September 30, 2015.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2014 Form 10-K.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $213 million Convertible Senior Notes due 2044 ("2044 Notes"), with a carrying value of $162 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally we have an outstanding principal balance of $6.0 million Convertible Senior Notes due 2021 ("2021 Notes"), with a carrying a value of $5.2 million, that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $9.1 million during the nine months ended September 30, 2015. Interest expense recognized on the 2021 Notes was $0.7 million and $11.0 million for the nine months ended September 30, 2015 and 2014, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2014 Form 10-K

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of September 30, 2015, the consolidated leverage ratio was less than 30%. Interest expense recognized on these notes was approximately $11.7 million for the nine months ended September 30, 2015 and 2014, respectively. For further information on these notes, including restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2014 Form 10-K.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "7.25% 2055 Notes") that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. We have the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.25% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $3.1 million for the nine months ended September 30, 2015. For further information on the 7.25% 2055 Notes, see Note 7. "Debt" to the accompanying financial statements included elsewhere in this report.

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes") that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $0.4 million for the nine months ended September 30, 2015. For further information on the 7.50% 2055 Notes, see Note 7. "Debt" to the accompanying financial statements included elsewhere in this report.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the nine months ended September 30, 2015.

Contractual Obligations

During the nine months ended September 30, 2015, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $942 million, or 17.1%, to $6.5 billion for the nine months ended September 30, 2015 from $5.5 billion as of December 31, 2014. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the nine months ended September 30, 2015 compared to December 31, 2014 was primarily attributable to the acquisitions of CorePointe and Warranty Solutions as well as the utilization of excess cash from our debt and equity offerings during 2015. Our fixed maturity securities, including fixed maturity securities pledged to support our repurchase agreement, had a fair value of $5.1 billion and an amortized cost of $5.1 billion as of September 30, 2015. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $126.0 million with a cost of $131.7 million as of September 30, 2015.

Our cash and investment portfolio exclusive of life settlement contracts and other investments is summarized in the table below by type of investment:

	September 30, 2015		December 31, 2014
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,167,703	18.1%	$1,088,975	19.7%
Short-term investments	36,043	0.6	63,916	1.2
U.S. treasury securities	58,557	0.9	43,870	0.8
U.S. government agencies	36,317	0.6	13,538	0.2
Municipals	544,947	8.4	482,041	8.7
Foreign government	110,143	1.7	112,731	2.0
Commercial mortgage back securities	149,494	2.3	38,685	0.7
Residential mortgage backed securities:
Agency backed	951,999	14.7	975,782	17.7
Non-agency backed	112,617	1.7	22,503	0.4
Collateralized loan / debt obligations	173,707	2.7	—	—
Asset-backed securities	23,667	0.4	710	—
Corporate bonds	2,964,360	45.9	2,563,414	46.6
Preferred stocks	4,955	0.1	3,506	0.1
Common stocks	121,023	1.9	104,287	1.9
	$6,455,532	100.0%	$5,513,958	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2015 and December 31, 2014, as rated by Standard and Poor’s.

	September 30, 2015	December 31, 2014
U.S. Treasury	1.1%	1.0%
AAA	5.7	6.7
AA	36.4	39.0
A	30.5	27.9
BBB, BBB+, BBB-	23.2	23.4
BB, BB+, BB-	1.8	1.6
B, B+, B-	0.1	0.1
Other	1.2	0.3
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	2.00	3.9	1.95	3.9
U.S. government agencies	2.99	4.3	2.80	4.5
Foreign government	2.28	5.6	2.30	5.8
Corporate bonds	3.33	6.0	3.09	5.3
Municipals	3.66	6.7	3.48	5.3
Collateralized loan / debt obligations	4.07	0.2	—	—
Mortgage and asset backed	3.32	4.5	3.24	4.1

As of September 30, 2015, the weighted average duration of our fixed income securities was 5.45 years and had a yield of 3.35%.

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

The impairment charges of our fixed and equity securities classified as available-for-sale for the nine months ended September 30, 2015 and 2014 are presented in the table below:

(Amounts in Thousands)	2015	2014
Equity securities	$1,276	$2,291
Fixed maturity securities	8,842	1,712
	$10,118	$4,003

Additionally, we had gross unrealized losses of $108.4 million related to available-for-sale fixed maturity securities and $7.7 million related to available-for-sale equity securities during the nine months ended September 30, 2015.

As of September 30, 2015, we own 1,831 purchase lots of corporate bonds in the financial institutions, industrial, and other sectors, which account for approximately 25%, 30% and 3%, respectively, and 58% in the aggregate of the total fair value of our fixed maturity securities, and 26%, 57% and 6%, respectively, and 89% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $7.7 million as of September 30, 2015 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities (excluding $36.0 million of short-term deposits) with a fair value of $5.1 billion and carrying value of $5.1 billion as of September 30, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of September 30, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$4,524,160	$(601,648)	(21.5)%
100 basis point increase	4,759,397	(366,411)	(13.1)%
No change	5,125,808	—	—
100 basis point decrease	5,284,301	158,493	5.7%
200 basis point decrease	5,561,557	435,749	15.6%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $1,178.3 million of debt instruments of which $822.3 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $3.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euros and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $60.2 million after tax realized currency loss based on our outstanding foreign denominated reserves of $1,851.6 million at September 30, 2015.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2015, the equity securities in our investment portfolio had a fair value of $126.0 million, representing approximately 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2015.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
25% increase	$157,473	$31,495	1.1%
No change	125,978	—
25% decrease	94,483	(31,495)	(1.1)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at their fair value and as of September 30, 2015 was $88.6 million primarily consisted of equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2015.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Securities Class Actions and Derivative Suit

We and certain of our officers were defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purported to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiffs and approving the selection of co-lead counsel. On September 4, 2014, the lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 11 of the Securities Act of 1933, as amended, and sought damages in an unspecified amount, attorney’s fees and other relief. The lead plaintiffs asserted the Section 11 claim on behalf of persons or entities who purchased our Series A preferred stock in or traceable to our public offering on June 5, 2013, and did not sell those shares of Series A preferred stock prior to December 12, 2013. On October 24, 2014, we filed a motion to dismiss the consolidated amended complaint, which the lead plaintiffs opposed on December 10, 2014. On January 14, 2015, we filed our reply in support of the motion to dismiss. The Court granted our motion to dismiss with prejudice on September 29, 2015. On October 19, 2015, the plaintiffs filed a notice of appeal.

In addition, we have received three stockholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records. On April 7, 2015, one of those stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against our board of directors, Leah Karfunkel, and ACP Re, Ltd., as defendants. The stockholder purports to bring the derivative action on our behalf, alleging breaches of the duties of loyalty and care on the part of our directors related to our transactions involving Tower Group International, Ltd. The complaint seeks damages, disgorgement and reform of our governance practices. We believe the allegations in this action to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

Trust Risk Group dispute

In October 2014, a dispute arose between our subsidiary, AmTrust Europe Ltd., and its Italian medical liability broker, Trust Risk Group SpA ("TRG"), and agent, Trust Risk Italia SRL ("TRI," a subsidiary of TRG, collectively, “TRG”). TRG asserted that it was entitled to advanced commissions of approximately €95.8 million (or $101.1 million) related to our Italian medical liability business produced by TRG. TRG deducted approximately €42.2 million (or $47.2 million) from premium payable to us with the intention of deducting approximately €48.7 million (or $54.4 million) from future premium payable to us. We dispute that TRG is entitled to advanced commission. We terminated our brokerage and agency relationship with TRG and TRI, respectively, and notified our insureds and retail brokers to pay premiums directly to us.
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
4.1
Sixth Supplemental Indenture, dated as of September 16, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2015).

4.2
Form of 7.50% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (001-33143) filed on September 16, 2015).

10.1
Amendment No. 3, dated September 8, 2015, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 10, 2015).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2015.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2015.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2015.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2015.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	November 9, 2015	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer