Form 10-K
period 2015-12-31
Amtrust Financial Services, Inc.
filed 2016-02-29
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to .
Commission File Number: 001-33143

AMTRUST FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 43rd Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 220-7120
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.25% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.625% Non-Cumulative Preferred Stock, Series C	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.50% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange, Inc.
7.25% Subordinated Notes due 2055	New York Stock Exchange, Inc.
7.50% Subordinated Notes due 2055	New York Stock Exchange, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $2,622,599,316.
As of February 11, 2016, the number of common shares of the registrant outstanding was 175,750,143.
Documents incorporated by reference: Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of the registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holdings Corp., ACP Re, Ltd., breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We are committed to driving long-term stockholder value and industry-leading returns on equity by continuing to execute on our lower risk, lower volatility business model and leveraging technology to help maintain a more efficient cost structure, consistently generate solid underwriting profits and ensure strong customer service and retention rates. Additionally, we are focused on further enhancing our economies of scale by opportunistically expanding our geographic reach and product set, growing our network of agents and other distributors, developing new client relationships and executing our acquisition strategy. We are also focused on maintaining our disciplined approach to capital management while maximizing an appropriate risk-adjusted return on our growing investment portfolio. We continue to carefully monitor and maintain appropriate levels of reserves and seek to minimize our reinsurance recoverable exposure in order to maintain a strong balance sheet. We intend to expand our business and capital base to take advantage of profitable growth opportunities while maintaining or improving our A.M. Best ratings. Our principal insurance subsidiaries are rated “A” (Excellent) by A.M. Best Company (“A.M. Best”), which is the third highest of 16 rating levels.

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

We believe the niche markets in the Specialty Risk and Extended Warranty sector in which we do business are less competitive than most other insurance sectors (including workers’ compensation insurance). We believe our Specialty Risk and Extended Warranty teams are recognized for their knowledge and expertise in the targeted markets. Nonetheless, we face significant competition, including several internationally well-known insurers that have greater financial, marketing and management resources and experience than we have. We believe that our competitive advantages include our ownership of both a U.S. warranty provider and a U.K. warranty provider, which enables us to directly administer the business, the ability to provide technical assistance to non-affiliate warranty providers, experienced underwriting, resourceful claims management practices and good relations with warranty administrators in the European Union, Asia and the United States.

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

The following table provides our gross written premium by segment for the years ended December 31, 2015, 2014 and 2013:

(Amounts in Thousands)	2015	2014	2013
Small Commercial Business	$3,320,650	$2,999,714	$1,659,980
Specialty Risk and Extended Warranty	2,158,921	1,983,052	1,511,649
Specialty Program	1,319,966	1,105,199	879,455
Corporate and other (1)	—	—	65,827
Total	$6,799,537	$6,087,965	$4,116,911

(1) Corporate and other includes a former segment related to the Personal Lines Quota Share with National General Holdings Corp.'s personal lines insurance companies. On August 1, 2013, we received notice, effective August 1, 2013, that our participation in the Personal Lines Quota Share was terminated on a run-off basis.

Additional financial information regarding our segments is presented in Note 25. “Segments” to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation insurance to small businesses that operate in low and medium hazard classes and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $8,500. We are authorized to write our Small Commercial Business products in all 50 states. We distribute our policies through a network of over 8,000 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation and umbrella coverage.

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally does not fit the underwriting and profitability criteria of many of our competitors. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates. Our policy renewal rate on voluntary business (excluding assigned risk plans), which represented approximately 96% of the segment’s gross written premiums in 2015, was 84%, 85%, and 87% in 2015, 2014 and 2013, respectively.

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

Our workers’ compensation claims adjusters have an average of 14 years of experience and have teams located in nine different states. Each adjuster handles an average monthly pending caseload of approximately 143 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2015, approximately 75% of our Small Commercial Business workers’ compensation claims were for medical expenses only, while 25% of claims were for medical expenses and lost wages, compared with 77% and 23%, respectively, in 2014.

As of December 31, 2015, approximately 1.3% of the 20,243 Small Commercial Business workers’ compensation claims reported for accident year 2010 were open, 2.1% of the 24,433 claims reported for accident year 2011 were open, 3.2% of the 35,490 claims reported for accident year 2012 were open, 5.6% of the 50,413 claims reported for accident year 2013 were open, 9.9% of the 75,913 claims reported for accident year 2014 were open and 31.3% of the 86,613 claims reported for accident year 2015 were open.

We maintain Small Commercial Business property and casualty claims operations in several of our domestic offices. As of December 31, 2015, we employed 240 property and casualty claim adjusters. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 114 claims.

As of December 31, 2015, our Small Commercial Business property and casualty claims were approximately 63% automobile and 11% property and inland marine, with the remaining 26% involving general liability and umbrella losses, compared to 60%, 9% and 31%, respectively, in 2014. At the end of 2015, 34% of the 24,652 claims reported in accident year 2015 remained open, while 19% and 14% of the 24,867 claims and 26,478 claims from 2014 and 2013, respectively, remained open (2014 and 2013 number of claims adjusted for the impact of acquisitions).

Our Small Commercial Business property and casualty claims adjusters have an average of 18 years of experience. Supervision of the adjusters is performed by our internal claims management, comprised of a staff that has an average of over 29 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors up to such supervisor's authority. Above the supervisor limit, the reserve must be approved by the claims manager. If over the claims manager's authority limit, it must be approved by the regional vice president. If above the regional vice president's authority limit, it will be sent to the senior vice president for workers' compensation or commercial package products and/or the Chief Claims Officer.

In addition to growing organically, we have further enhanced our marketing and customer liaison capabilities for small-business workers’ compensation and property and casualty insurance by acquiring companies or distribution networks and renewal rights from companies that have long-standing, established agent relationships, underwriting and claims management expertise, and/or infrastructure to provide additional support to our platform. These transactions have also enabled us to further expand our geographic reach and offer additional products.

Specialty Risk and Extended Warranty

In our Specialty Risk and Extended Warranty segment we provide custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods in the United States and Europe, and certain niche property, casualty and specialty liability risks in the United States and Europe, including general liability, employers’ liability and professional and medical liability. Our model is focused on developing coverage plans by evaluating and analyzing historical product and industry data to establish appropriate pricing and contract terms and enhancing the profitability of the plans by limiting the frequency and severity of losses while delivering superior customer service. We own Lloyd's property and casualty insurance syndicates that focus on general insurance and provides access to Lloyd's underwriting platform for small brokers. We believe that our proprietary technology platform and strong industry expertise provide us a competitive advantage. We carefully select administrators with extensive industry knowledge and target industries and coverage plans that have demonstrated consistently favorable loss experience. Additionally, we utilize extensive historical claims data and detailed actuarial analysis to ensure our ability to more accurately forecast the frequency and severity of losses and draft restrictive, risk-specific coverage terms with clearly identified coverage restrictions to further reduce the level of losses. Our efficient and proactive claims management process enables us to ensure superior customer service, and if necessary, proactively adjust our premiums based on changes in actual loss experience. Our specialty risk business primarily covers the following risks:

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

In our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one month to 120 months depending on the type of product. Our U.S. warranty policies currently have an average term of 57 months, while our European warranty polices have an average term of 43 months and our European casualty policies have a term of 12 months. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services in the United States and internationally.

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

We market our extended warranty and GAP products in the United States and internationally primarily through brokers and third party warranty administrators, through a direct marketing group and our own warranty administrators AMT Warranty, Car Care and AmTrust International Limited. Third party administrators generally handle claims on our policies and provide monthly loss reports. We review the monthly reports and if the losses are unexpectedly high, we generally have the right under our policies to adjust our pricing or cease underwriting new business under the coverage plan. We routinely audit the claims paid by the administrators. We hire third party experts to validate certain types of claims. For example, we engage engineering consultants to validate claims made on coverage we provide on heavy machinery. We generally settle our extended warranty claims in-kind — by repair or replacement — rather than in cash. When possible, we negotiate volume fixed-fee repair or replacement agreements with third parties to reduce our loss exposure.

In 2015, approximately 59% of gross written premium for this segment originated internationally, while 41% originated in the United States. During 2015, we did not have a broker derive over ten percent of our gross written premium. In 2014 and 2013, we derived over ten percent of our gross written premium in this segment from one broker.

Specialty Program

Our Specialty Program segment provides workers’ compensation, general liability, commercial auto liability, property coverage, excess and surplus lines programs and other specialty commercial property and casualty insurance to narrowly defined, homogeneous groups of small and middle market companies whose business model and risk profile generally requires in-depth knowledge of a specific industry or sector focus in order to appropriately evaluate, price and manage the coverage risk. The type of risk covered by this segment is similar to the type of risk in our Small Commercial Business segment but also covers, to a small extent, certain higher risk businesses. We partner with managing general agents and other wholesale agents and claims administrators who have a strong track record and history underwriting certain types of risk and who, subject to our underwriting standards, originate and assist in managing a book of business and generally share in the portfolio risk. Our products and underwriting criteria often entail customized coverage, loss control and claims services as well as risk sharing mechanisms. The coverage is offered through accounts with various agents to multiple insureds.

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

As of December 31, 2015, we underwrote 122 programs through 41 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 41%, 37% and 32% of this business in 2015, 2014 and 2013, respectively. Other liability insurance comprised approximately 40%, 29% and 36% of this business in 2015, 2014 and 2013, respectively. Commercial auto liability and physical damage insurance combined comprised approximately 12%, 12% and 15% of this business in 2015, 2014 and 2013, respectively. Excess workers' compensation insurance comprised approximately 5%, 13% and 8% of this business in 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, we derived over ten percent of our gross written premium in this segment from one program.

Distribution

We market our Small Commercial Business products through unaffiliated third parties that typically charge us a commission. We market our Specialty Risk and Extended Warranty products through unaffiliated third parties that, in lieu of a commission, charge an administrative fee, based on the policy amount, to the manufacturer or retailer that offers the extended warranty or accidental damage coverage plan. Accordingly, the success of our business is dependent upon our ability to motivate these third parties to sell our products and support them in their sales efforts. The Specialty Program business is distributed through a limited number of qualified general and wholesale agents who charge us a commission. We restrict our agent network to experienced, professional agents that have the requisite licensing to conduct business with us. We incentivize the sales organizations through profit sharing arrangements to assure the profitability of the business written.

Geographic Diversity

Our insurance subsidiaries domiciled in the United States are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance, including service contract reimbursement coverages related to our Specialty Risk and Extended Warranty segment, in 50 states, the District of Columbia and Puerto Rico, and in the year ended December 31, 2015, we wrote commercial property and casualty in 50 states and the District of Columbia.

The table below identifies, for the year ended December 31, 2015, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended December 31, 2015, 2014 and 2013.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2015	2014	2013
California	24.2%	25.7%	23.8%
New York	18.7	15.8	14.3
Florida	11.7	9.8	8.6
New Jersey	7.2	6.1	5.8
Illinois	4.6	5.5	6.5
Georgia	4.0	4.1	4.2
Texas	2.9	2.6	2.9
Pennsylvania	2.5	3.0	4.5
Connecticut	1.5	1.6	1.9
Minnesota	1.5	1.6	1.9
All Other States and the District of Columbia	21.2	24.2	25.6
	100.0%	100.0%	100.0%

(1)	Direct premiums consist of gross premiums written other than premiums assumed.

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

Based on coverage plans written or renewed in 2015, 2014 and 2013, the European Union accounted for approximately 54%, 57% and 72%, respectively, of our Specialty Risk and Extended Warranty business and in 2015, the United Kingdom, Italy and France accounted for approximately 44%, 24% and 6%, respectively, of our European Specialty Risk and Extended Warranty business. For a discussion of the various risks we face related to our foreign operations, see "Item 1A. Risk Factors."

The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2015.

Percentage of Specialty Risk and Extended Warranty Direct Gross Written Premiums by Country(2)

	Year Ended December 31,
Country	2015	2014	2013
United States	39%	35%	27%
United Kingdom	27	28	32
Italy	15	14	20
France	4	4	5
Sweden	3	2	3
Other	12	17	13
Total	100%	100%	100%

(2)	Direct premiums consist of gross premiums written other than premiums assumed.

The table below shows the distribution by state of our direct written premiums in our Specialty Program segment.

Percentage of Specialty Program Direct Gross Written Premiums by State(3)

	Year Ended December 31,
State	2015	2014	2013
California	38%	38%	39%
New York	20	21	22
New Jersey	6	6	7
Florida	5	5	4
Texas	4	4	3
Illinois	2	2	2
Georgia	2	2	2
Pennsylvania	2	2	2
Arizona	2	1	1
North Carolina	1	1	1
All other States and the District of Columbia	18	18	17
Total	100%	100%	100%

(3)	Direct premiums consist of gross premiums written other than premiums assumed.

Acquisitions and Strategic Investments

We have grown at an above-industry average rate through a combination of organic growth and strategic acquisitions of other companies or selected books of businesses. We have balanced our opportunistic acquisition strategy with a conservative approach to risk. We will continue to evaluate the acquisition of companies, distribution networks and renewal rights, and other alternative types of transactions as they present themselves. We seek transactions that we believe can be accretive to earnings and return on equity. The following is a summary of our major acquisition and strategic investment activity during 2015 and 2014. For details of the impact of these acquisitions and strategic investments on our results of operations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions" and "– Strategic Investments."

Springfield

On October 7, 2015, we acquired all of the issued and outstanding stock of Springfield Insurance Company and its affiliates, Springfield Insurance Company Ltd. and Unified Grocers Insurance Services (collectively "Springfield") for approximately $31.6 million. Springfield, domiciled in California, is an insurance carrier providing workers' compensation and commercial package insurance to Unified Grocers Inc., an association of independently owned grocery stores, its members and its customers.

Warranty Solutions

On September 25, 2015, we acquired all of the issued and outstanding stock of Warranty Solutions, a Wells Fargo business ("Warranty Solutions") for approximately $156.2 million in cash. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers.

CorePointe Insurance Company

On March 2, 2015, we acquired all of the issued and outstanding stock of CorePointe Insurance Company ("CorePointe") for approximately $68.8 million. CorePointe, a Michigan-based specialty property and casualty insurance company, markets commercial package insurance products primarily to automobile and motorcycle dealerships and auto repair shops. The majority of CorePointe's insurance products and services are distributed through managing general agents ("MGAs") with whom it has long-standing relationships.

TMI Solutions, LLC

On January 6, 2015, we acquired all of the issued and outstanding stock of TMI Solutions, LLC ("TMIS") for approximately $61.5 million. TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services and their customers include various Fortune 500 companies.

Oryx Insurance Brokerage, Inc.

On January 6, 2015, we acquired all of the issued and outstanding stock of Oryx Insurance Brokerage, Inc. ("Oryx") for approximately $37.6 million. Oryx is an MGA and wholesaler providing insurance products to the construction industry in upstate New York.

Comp Options Insurance Company, Inc.

On October 1, 2014, we acquired Comp Options Insurance Company, Inc. ("Comp Options"), a Florida-based workers' compensation insurer, from an affiliate of Blue Cross & Blue Shield of Florida, for approximately $34.3 million in cash. Comp Options offers workers' compensation insurance to small businesses with low-hazard risk profiles in the state of Florida.

Tower Renewal Rights Agreement

In January 2014, we entered into a cut through quota share reinsurance agreement (the "Cut Through Reinsurance Agreement") with Tower Group International, Ltd. ("Tower") to provide a 100% quota share for a majority of Tower's in force commercial lines policies and most new and renewal commercial lines business. At the inception of the Cut Through Reinsurance Agreement, we initially assumed $174 million of unearned premium. During 2014, we assumed approximately $475 million of premium through the Cut Through Reinsurance Agreement. In conjunction with ACP Re, Ltd.'s (“ACP Re”) merger with Tower, on September 15, 2014, we entered into various agreements with Tower including, primarily, a renewal rights agreement and a quota share reinsurance agreement. Based on the terms of the renewal rights agreement, we are required to pay a maximum amount of $30 million over a three year period based on 3% of gross written premium of the Tower commercial lines business. The quota share reinsurance agreement allows us to reinsure 100% of all losses for Tower’s new and renewal commercial lines business written after September 15, 2015. The quota share agreement replaced the Cut Through Reinsurance Agreement. Additionally, we loaned ACP Re $125 million to finance its purchase of Tower.

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

Investment in National General Holdings Corp.

We have an approximate 12% ownership interest in National General Holdings Corp. ("NGHC"). NGHC is publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, supplemental health, lender-place and other niche insurance products. NGHC's two largest stockholders are The Michael Karfunkel 2005 Family Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of our Board of Directors and the father-in-law of Barry D. Zyskind, our President and Chief Executive Officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. Michael Karfunkel is also the Chairman, President and Chief Executive Officer of NGHC.

In addition to our equity investment in NGHC, we provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system, and printing and mailing services for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We also manage the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee. For a more detailed description of our equity investment in NGHC and the services we provide to NGHC, see Note 14. “Related Party Transactions.”

Life Settlement Contracts

We currently have a 50% ownership interest in each of four entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the other 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); AMT Capital Holdings, S.A. (“AMTCH”); and AMT Capital Holdings II, S.A. (“AMTCH II”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies securing the loan through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide certain actuarial and finance functions related to the LSC Entities. For a description of how we account for our investment in life settlement contracts, see Note 3. “Fair Value of Financial Instruments” and Note 6. “Investment in Life Settlements.”

Reinsurance

Reinsurance is a transaction between insurance companies in which the original insurer, or ceding company, remits a portion of its policy premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the insured policies’ risk. Reinsurance agreements may be proportional in nature, under which the assuming company participates in the premiums and losses of the ceding company via a pro rata share. Under these “quota share reinsurance” arrangements, the ceding company transfers, or cedes, a percentage of the risk under each policy within the covered class or classes of business to the reinsurer and recovers the same percentage of the ceded loss and loss adjustment expenses. The ceding company pays the reinsurer that same percentage of the insurance premium on the ceded policies, less a ceding commission. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” The assuming company provides this indemnification for a premium, usually determined as a percentage of the ceding company’s insurance premiums for the covered class or classes of business. This arrangement is known as “excess of loss reinsurance.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company.

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

Loss Reserves

Workers’ Compensation Business

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing our reserves, we do not use loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our process and methodology for estimating reserves applies to both our voluntary and assigned risk business and does not include our reserves for mandatory pooling arrangements that we participate in as a condition of doing business in a state that funds workers’ compensation assigned risk plans in that state. As is common practice, we record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators. We use a combination of internal actuarial resources as well as external consulting actuaries to assist in the evaluation of the adequacy of our reserves for loss and loss adjustment expenses.

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

The case incurred amount can vary due to uncertainties with respect to medical treatment and outcome, length and degree of disability, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts, or case development, are an important component of our historical claim data, which our actuaries use to estimate the ultimate value of our claims.

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

We began writing workers’ compensation in 2001. In order to establish IBNR reserves, we project ultimate losses by accident year both through use of our historical experience, and the use of industry experience by state. Our internal and external consulting actuaries project ultimate losses in multiple ways before selecting a result based on an evaluation of the method inputs. These methods include, but are not limited to:

•
Loss Development Factor Approaches. Loss development factors are the ratio of losses at successive evaluations for a defined group of claims (e.g., accident year, accident quarter, etc.). Our actuarial resources, both internal and external, will evaluate loss development factors for both the industry as a whole and AmTrust specific experience.

▪
Quarterly Development Methods (Use of AmTrust Factors).  Quarterly incurred and paid loss development factors are derived from our historical, cumulative incurred and paid losses by accident quarter. These factors are then applied to the latest actual incurred and paid losses and DCC, respectively, by quarter to estimate ultimate losses and DCC, based on the assumption that each accident quarter will develop to an estimated ultimate cost in a similar manner to prior years.

▪
Annual Development Methods (Use of AmTrust Factors). Yearly incurred and paid loss development factors are derived from our historical, cumulative incurred and paid losses by accident year. These factors are then applied to the latest actual incurred and paid losses and DCC, respectively, by year to estimate ultimate losses and DCC.

Our actuaries will generally evaluate and/or incorporate industry loss development factors and compare indications based on those factors with the indications based on AmTrust specific factors. Of the three methods above, the use of industry loss development factors has generally produced higher estimates of workers’ compensation losses and DCC expenses.

•
Expected Loss Ratio Approach. The Expected Loss Ratio (ELR) approach is generally relied upon for only the most recent accident periods while claims experience may be too immature or volatile to rely upon development methods projections of ultimate loss and DCC. The ELR is generally based on the business plan, trended historical results, or recent industry results, all supplemented by discussions with various stakeholders including Underwriting and Claims. The ELR, when applied to earned premium for an accident period, will provide an indication for estimated ultimate loss and DCC for the period.

•
Bornhuetter-Ferguson (BF) Approaches. The Bornhuetter-Ferguson method is a weighted blend of the Loss Development Factor and Expected Loss Ratio approaches. The BF method splits the ultimate claims into two components: actual reported (or paid) claims to date and expected unreported (or unpaid) claims. As experience matures, more weight is given to the actual claims experience while the expected claims component becomes gradually less important. The key assumption to the BF methods is that unreported (or unpaid) claims will emerge (paid) at the selected expected loss ratio.

Each method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our excess of loss reinsurers. Our actuaries estimate a range of ultimate losses, along with a selection that gives more weight to the results from our AmTrust specific loss development factors and less weight to the results from industry development factors.

We establish IBNR reserves for our workers’ compensation segment by determining an “ultimate loss pick,” which is our estimate of our net loss ratio for a specific period, based on actual incurred losses and application of loss development factors. We estimate our ultimate incurred loss and DCC for a period by multiplying the ultimate loss pick for the period by the earned premium for the period. From that total, we subtract actual paid loss and DCC and actual case reserves for reported losses. The remainder constitutes our IBNR reserves. Our internal actuarial team reviews the ultimate loss picks on a quarterly basis, and our external actuaries provide an additional independent assessment on, at minimum, an annual basis.

Management establishes our loss and DCC reserves by assessing the results of the aforementioned actuarial techniques as prepared by both the internal and external actuarial resources, followed by a review of specific underwriting, claims handling and other operational considerations. In utilizing its judgment, management makes certain assumptions regarding our business, including, among other things, frequency of claims, severity of claims and claim closure rates.

In order to establish our AO reserves, we review our past adjustment expenses in relation to past claims and estimate our future costs based on expected claims activity and duration.

As of December 31, 2015, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $2,054.3 billion, of which $80 million was reserves resulting from our participation in mandatory pooling arrangements, as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

The table below shows the carried reserves for workers’ compensation losses and DCC expenses on both a gross and net basis, as well as the actuarially determined range of reasonable estimates as of December 31, 2015:

(Amounts in Millions)	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$2,795.1	$80.0	$2,875.1
Gross reserve	3,116.5	80.0	3,196.5
Higher estimate	3,352.0	80.0	3,432.0
Net Workers’ Compensation Reserves:
Lower estimate	$1,771.0	$80.0	$1,851.0
Net reserve	1,974.3	80.0	2,054.3
Higher estimate	2,123.4	80.0	2,203.4

The higher estimate would increase net reserves by $149.1 million and reduce net income and stockholders’ equity by $96.9 million. The lower net estimate would decrease net reserves by $203.3 million and increase net income and stockholders equity by $132.1 million. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments are made.

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

Specialty Risk and Extended Warranty

Our actual net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2015 and 2014 were $1,006 million and $1,089 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2015 of $50.3 million before tax and $32.7 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $50.3 million before tax and $32.7 million after tax.

Specialty Risk and Extended Warranty claims are usually paid quickly, development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally “pure” IBNR, which refers to amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months. Management determines warranty IBNR by examining the experience of individual coverage plans. Our consulting actuary, at the end of each calendar year, reviews our IBNR by looking at our overall coverage plan experience, with assumptions of claim reporting lag and average monthly claim payouts. Our net IBNR as of December 31, 2015 and 2014 for our Specialty Risk and Extended Warranty segment was $476 million and $375 million, respectively. The increase in the net IBNR resulted primarily from an increase of earned premium. Though we believe this is a reasonable best estimate of future claims development, this amount is subject to a substantial degree of uncertainty.

There is generally more uncertainty in the unearned premium reserve than in the IBNR reserve in our Specialty Risk and Extended Warranty segment because our warranty claims are short-tailed. Claims are generally reported immediately after they occur and are closed within months of reporting. In the Specialty Risk and Extended Warranty segment, the reserve for unearned premium is an estimate of our liability for projected future losses emanating from the unearned portion of written policies and is inherently more uncertain. Approximately 52.6% of polices written have policy terms exceeding one year. A portion of these policies are not earned evenly over the contract period but over the period of risk in proportion to the amount of insurance protection provided. As of December 31, 2015, we had unearned premium of approximately of $682 million on these policies. An upward/downward movement of 5% on the entire pool of the earn out pattern for these policies would result in an increase/decrease in unearned premium of approximately $34.1 million. In 2015, we had no material changes to prior period estimates of these claim patterns. Our liability for return of unearned premium is not significant.

The reserve for Specialty Risk and Extended Warranty unearned premium is calculated by analyzing each coverage plan separately, subdivided by contract year, type of product and length of contract. These individual reserve calculations may differ in actuarial methodologies depending on:

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

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our unearned premium reserve as of December 31, 2015 and 2014 for our Specialty Risk and Extended Warranty segment was $1,296.1 million and $1,086.3 million, respectively. Although we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

Property and Casualty Insurance

Our actual net reserves, including IBNR, for property and casualty insurance as of December 31, 2015 and 2014 were $1,480 million and $357 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2015 of $74.0 million before tax and $48.1 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $74.0 million before tax and $48.1 million after tax.

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy related claims. Our reserves for loss and loss adjustment expenses represent the estimated costs of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing our reserves we do not use loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income. We utilize a combination of internal actuarial resources as well as external consulting actuaries to assist in the evaluation of the adequacy of our reserves for loss and loss adjustment expenses.

When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, we establish a case reserve within 30 days after the claim is reported and consists of anticipated costs and specific adjustment expenses, which we refer to as DCC expenses. At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, such as:

•	line of business — general liability, auto liability, or auto physical damage;

•	severity of injury or property damage;

•	number of claimants;

•	statute of limitation and repose;

•	insurance policy provisions, especially applicable policy limits and coverage limitations;

•	expected medical procedures, costs, and duration treatment;

•	our knowledge of circumstances surrounding the claim; and

•	potential salvage and subrogation.

Case incurred amounts can vary greatly because of the uncertainties inherent in the estimates of severity of loss, costs of medical treatments, judicial rulings, litigation expenses, and other factors. As changes occur, the case reserves are adjusted. The initial estimate of a claim’s incurred amount can vary significantly from the amount ultimately paid when the claim is closed, especially in the circumstances involving litigation and severe personal injuries. Changes in case incurred amounts, or case development, are an important component of our historical claim data that is used by our actuaries to estimate the ultimate value of our claims.

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

We began writing additional lines of business beyond workers' compensation in 2006. These include, but are not limited to, general liability, commercial auto and commercial property (jointly known as CPP). Our internal and external consulting actuaries project ultimate losses in multiple ways before selecting a result based on an evaluation of the method outputs. These methods include, but are not limited to:

•Loss Development Factor Approaches. Loss development factors are the ratio of losses at successive evaluations for a defined group of claims (e.g., accident year, accident quarter, etc.). Our actuarial resources, both internal and external, will generally evaluate loss development factors for both the industry as a whole and AmTrust specific experience.

Given the limited loss experience to date, industry loss development factors are weighted with AmTrust specific loss development factors. The industry factors relied upon include Insurance Services Office (ISO) published factors for business with similar risk characteristics as that which AmTrust writes.

In 2008, we acquired retail commercial package business in connection with our acquisition of a subsidiary of Unitrin, Inc. (“UBI”). We were able to access UBI’s historical loss data for analysis of that business. Additionally, the claims adjusting has remained stable. As the volume of AmTrust specific experience grows, we will give additional weight to loss development factors implied from our own actual experience.

•Expected Loss Ratio Approach. The Expected Loss Ratio (ELR) approach is generally relied upon for only the most recent accident periods while claims experience may be too immature or volatile to rely upon for a projection of ultimate loss and DCC. The ELR is generally based on the business plan, trended historical results, or recent industry results, all supplemented by discussions with various stakeholders including Underwriting and Claims. The ELR, when applied to earned premium for an accident period, will provide an indication for estimated ultimate loss and DCC for the period.

•Bornhuetter-Ferguson (BF) Approaches. The Bornhuetter-Ferguson method is a weighted blend of the Loss Development Factor and Expected Loss Ratio approaches. The BF method splits the ultimate claims into two components: actual reported (or paid) claims to date and expected unreported (or unpaid) claims. As experience matures, more weight is given to the actual claims experience while the expected claims component becomes gradually less important. The key assumption to the BF methods is that unreported (or unpaid) claims will emerge (paid) off at the selected expected loss ratio.

Each method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our excess of loss reinsurers.
For CPP lines of business, ultimate loss and IBNR selections are based on one of the above methods depending on the accident year and line of business. Our actuaries estimates a range of ultimate losses, along with the recommended IBNR and reserve amounts.

Because we determine our reserves based on assumptions that may give significant weight to industry incurred development patterns, our ultimate losses may differ substantially from our estimates produced by the above methods.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2015, 2014 and 2013, reflecting changes in losses incurred and paid losses:

(Amounts in Thousands)	2015	2014	2013
Unpaid losses and LAE, gross of related reinsurance recoverables at beginning of year	$5,664,205	$4,368,234	$2,426,400
Less: Reinsurance recoverables at beginning of year	2,149,444	1,739,689	1,180,212
Net balance, beginning of year	3,514,761	2,628,545	1,246,188
Incurred related to:
Current year	2,648,277	2,324,062	1,486,418
Prior year	33,931	18,557	30,943
Total incurred losses during the year	2,682,208	2,342,619	1,517,361
Paid losses and LAE related to:
Current year	(841,447)	(886,724)	(617,539)
Prior year	(1,018,931)	(554,495)	(335,621)
Total payments for losses and LAE	(1,860,378)	(1,441,219)	(953,160)
Commuted loss reserves	129,377	—	—
Acquired outstanding loss and loss adjustment reserve	116,044	71,755	807,592
Effect of foreign exchange rates	(38,832)	(86,939)	10,564
Net balance, December 31	4,543,180	3,514,761	2,628,545
Plus reinsurance recoverables at end of year	2,665,187	2,149,444	1,739,689
Unpaid losses and LAE, gross of related reinsurance recoverables at end of year	$7,208,367	$5,664,205	$4,368,234
Gross loss reserves by segment:
Small Commercial Business	$3,934,696	$2,854,380	$1,982,977
Specialty Risk and Extended Warranty	1,674,006	1,669,293	1,537,887
Specialty Program	1,597,259	1,126,435	817,272
Other	2,406	14,097	30,098
	$7,208,367	$5,664,205	$4,368,234

For the years ended December 31, 2015, 2014 and 2013, our gross reserves for loss and loss adjustment expenses were $7,208 million, $5,664.2 million, and $4,368.2 million, of which our IBNR reserves constituted 53.3%, 49.6% and 42.4%, respectively.

Loss Development

The table below shows the net loss development for business written each year from 2005 through 2015. The table reflects the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a general accepted accounting principles (“GAAP”) basis.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and loss adjustment expense payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. For example, with respect to the net loss reserves of $150.3 million as of December 31, 2005, by December 31, 2007 (two years later), $35.9 million had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2005.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2005 is reserved for $4.0 million as of December 31, 2005. Assuming this claim estimate was changed in 2014 to $4.4 million, and was settled for $4.4 million in 2014, the $0.4 million deficiency would appear as a deficiency in each year from 2005 through 2013. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

	As of and for the Year Ended December 31,
(Amounts in Thousands)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	$150,340	$251,678	$517,365	$509,656	$530,070	$592,660	$906,783	$1,246,188	$2,628,545	$3,514,761	$4,543,180
Net reserve estimated as of
One year later	150,854	253,767	516,821	504,829	538,016	604,302	919,640	1,277,132	2,647,102	3,548,692
Two years later	150,516	215,465	519,346	490,379	540,723	641,557	961,013	1,345,776	2,831,495
Three years later	122,601	221,362	518,877	491,613	559,251	669,883	1,003,525	1,460,295
Four years later	120,975	220,505	515,427	497,276	565,322	675,608	1,081,519
Five years later	121,716	216,830	517,866	493,967	557,913	723,991
Six years later	120,618	216,922	519,462	485,820	591,089
Seven years later	120,582	215,805	514,978	496,932
Eight years later	119,915	213,571	517,644
Nine years later	118,333	212,048
Ten years later	117,613
Net cumulative redundancy (deficiency)	32,727	39,630	(279)	12,724	(61,019)	(131,331)	(174,736)	(214,107)	(202,949)	(33,931)

	Year Ended December 31,
(Amounts in Thousands)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	$24,050	$38,010	$141,992	$102,644	$158,737	$253,309	$354,768	$335,621	$554,495	$1,018,931
Two years later	35,894	83,671	184,875	182,260	291,824	426,656	536,346	596,343	1,096,248
Three years later	49,625	98,495	229,227	261,397	388,821	516,315	686,421	883,739
Four years later	53,853	109,422	270,522	311,112	434,906	600,057	851,192
Five years later	55,885	116,282	295,135	331,733	476,843	678,810
Six years later	57,094	122,185	303,689	352,925	518,095
Seven years later	59,280	125,518	315,072	371,261
Eight years later	60,424	127,588	318,525
Nine years later	61,372	128,002
Ten years later	61,371
Net reserve – December 31,	150,340	251,678	517,365	509,656	530,070	592,660	906,783	1,246,188	2,628,545	3,514,761	4,543,180
Reinsurance Recoverable	17,667	44,127	258,027	504,404	561,874	670,877	972,392	1,180,212	1,739,689	2,149,444	2,665,187
Gross reserves – December 31,	168,007	295,805	775,392	1,014,060	1,091,944	1,263,537	1,879,175	2,426,400	4,368,234	5,664,205	7,208,367
Net re-estimated reserve	117,613	212,048	517,644	496,932	591,089	723,991	1,081,519	1,460,295	2,831,495	3,548,692
Re-estimated reinsurance recoverable	13,821	37,179	258,166	491,811	626,554	819,540	1,159,770	1,382,984	1,874,010	2,170,195
Gross re-estimated reserve	131,434	249,227	775,810	988,743	1,217,643	1,543,531	2,241,289	2,843,279	4,705,505	5,718,887
Gross cumulative redundancy (deficiency)	36,573	46,578	(418)	25,317	(125,699)	(279,994)	(362,114)	(416,879)	(337,271)	(54,682)

In 2015 and 2014, our liabilities for unpaid loss and LAE attributable to prior years increased by $33.9 million and $18.6 million, respectively, due to higher actuarial estimates based on actual losses.

Investments

Our investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments, is summarized in the table below by type of investment.

	December 31, 2015		December 31, 2014
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,312,669	18.9%	$1,088,975	19.7%
Time and short-term deposits	84,266	1.2	63,916	1.2
U.S. treasury securities	70,759	1.0	43,870	0.8
U.S. government agencies	45,558	0.7	13,538	0.2
Municipals	540,426	7.8	482,041	8.7
Foreign government	113,745	1.6	112,731	2.0
Commercial mortgage back securities	151,318	2.2	38,685	0.7
Residential mortgage backed securities:
Agency backed	974,838	14.0	975,782	17.7
Non-agency backed	120,229	1.7	22,503	0.4
Collateralized loan / debt obligations	226,094	3.2	—	—
Asset-backed securities	31,837	0.5	710	—
Corporate bonds	3,158,993	45.3	2,563,414	46.6
Preferred stocks	4,989	0.1	3,506	0.1
Common stocks	126,779	1.8	104,287	1.9
	$6,962,500	100.0%	$5,513,958	100.0%

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2015, our foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2015 and 2014, as rated by Standard and Poor’s.

	2015	2014
U.S. Treasury	1.3%	1.0%
AAA	12.2	6.7
AA	29.0	39.0
A	28.8	27.9
BBB, BBB+, BBB-	25.8	23.4
BB, BB+, BB-	1.9	1.6
B, B+, B-,	0.1	0.1
Other	0.9	0.3
Total	100.0%	100.0%

Our investments in equity securities, which are either classified as available-for-sale or trading, constitute approximately 1.9% of our total investment portfolio. For the equity securities classified as available-for-sale, we generally split them into two types of investment categories. One category consists mainly of large capitalized companies, for which the individual investments are generally liquid in nature and their market prices are typically reflective of their value. The second category is small capitalized companies with an average market capitalization of approximately $400 million, most without widespread distribution or trading of shares. We have invested in the second category of securities in which we believe true value is not properly reflected in the market price and where a catalyst, or event, will send the market price toward our estimate of true value. We typically have a holding period of 36 months for these equity securities. This catalyst, in many instances, takes up to 24 months to occur. Sometimes, a catalyst that does not occur soon after our initial investment requires the passage of another operating cycle, and the 24 month time frame allows for these types of situations. These equity securities tend to be relatively unknown stocks that have less trading volume than well-known or larger capitalized stocks and can, therefore, experience significant price fluctuations without fundamental reasons. These price fluctuations can be large on a percentage basis because many stocks in this category are also low-priced stocks that are often distressed or in a turnaround phase. We believe that in down markets, equity securities with lower turnover are more heavily penalized by the market, even when the underlying fundamentals of the security have held up. Therefore, we believe, and our experience bears out, that, for investments in small cap stocks, an unrealized loss of 35% or less is not necessarily indicative of a fundamental problem with the issuer. Prices of lower turnover stocks can also react significantly to a catalyst or an event that causes market participants to take an interest. When the market participants’ interest increases in an equity security, causing trading volume and market bid to increase, we typically seek to exit these positions. For these reasons, we generally consider certain equity investments in this small capitalization category to be other than temporarily impaired when the investment is in an unrealized loss position in excess of 35% of cost basis for greater than 24 months.

We generally purchase life settlement contracts through secondary market transactions. The policies we purchased are universal life insurance policies issued by rated life insurance companies. Before we purchase a life settlement contract, we conduct a rigorous underwriting review that includes obtaining life expectancy estimates on individual insureds from specialized life expectancy providers. The price we are willing to pay for a policy is primarily a function of: (i) the policy’s face value; (ii) the expected actuarial mortality of the insured; (iii) the premiums expected to be paid over the life of the insured; and (iv) market competition from other purchasers. We seek to earn profits by purchasing policies at discounts to the face value of the insurance benefit. The discounts at which we purchase are expected to exceed the costs necessary to pay premiums and financing and servicing costs through the date of the insured’s mortality.

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

Bermuda

Bermuda currently does not impose any income, corporation or profits tax, withholding tax, capital gains tax or capital transfer tax on any of our Bermuda subsidiaries, or any estate duty or inheritance tax applicable to shares of any of our Bermuda subsidiaries (except in the case of shareholders resident in Bermuda). Except as set out in the following paragraph, our Bermuda subsidiaries may be subject to such Bermuda tax in the future.

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

AII made a Section 953(d) election, which became effective starting January 1, 2012. This means that for U.S. federal income tax purposes, AII is treated as a U.S. corporation that is subject to tax and is included in our consolidated U.S. tax return. The other remaining significant Bermuda operations are not currently subject to taxation in the U.S.  These operations meet certain legislative exceptions in the Internal Revenue Code that allow for deferral of taxation on the earnings generated by these operations until such earnings are repatriated to the U.S.

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

Insurance companies are subject to an insurance premium tax in the form of a stamp duty charged at 3% of certain premium income. It applies to general insurance business, other than reinsurance, life insurance, certain maritime, aviation and transit insurance, and health insurance.

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

Luxembourg

We have eleven Luxembourg-based subsidiaries. AmTrust Insurance Luxembourg S.A., our non-life insurance company, is owned by AmTrust Equity Solutions, Ltd. AmTrust Holdings Luxembourg S.A.R.L (“AHL”), a Luxembourg holding company, is owned by AII, our Bermuda insurance company. AHL owns all of the issued and outstanding stock of our five Luxembourg-domiciled reinsurance companies. The reinsurance companies have accumulated equalization reserves, which are catastrophe reserves in excess of required reserves that are determined by a formula based on the volatility of the business reinsured. Because AII is an insurance company with the ability to cede premiums and losses, the reinsurance companies are well-positioned to either maintain or utilize their equalization reserves. Luxembourg does not impose any income, corporation or profits tax on AHL or its subsidiaries provided sufficient premium and/or associated losses cause the equalization reserves to be either maintained or exhausted. However, if the reinsurance companies cease to write business or are unable to utilize their equalization reserves, they will ultimately recognize income that will be taxed by Luxembourg at a rate of approximately 30%. To mitigate any potential tax liability, we restructured our Luxembourg operations by entering a fiscal unity structure for Luxembourg income tax purposes. AHL and certain subsidiaries filed a common request to benefit from the fiscal unity regime present in Luxembourg effective January 1, 2013. The fiscal unity was extended to certain other subsidiaries of AHL effective January 1, 2014. Under the fiscal unity, AHL and the Luxembourg reinsurance companies will benefit as any tax losses accrued by any members of the fiscal unity group will be available to offset any taxable profits to be realized by any other members of the group including, but not limited to, any income as a result of the reduction in the equalization reserves.

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

United Kingdom

AmTrust International Limited ("AIL"), a company incorporated in the United Kingdom, is managed and controlled in the U.K. and, therefore, is treated as a resident in the U.K. for U.K. tax purposes and subject to corporation tax on its worldwide profits (including revenue profits and capital gains). AIL is a holding company of 55 subsidiaries, of which 32 are domiciled and managed in the U.K. Earnings derived by AIL and its U.K. domiciled subsidiaries are subject to British corporation tax at the rate of 20% from April 1, 2015.

AIL's subsidiaries domiciled outside of the U.K. are subject to taxation in their respective countries. All of the foreign subsidiaries are treated as separate legal and taxing bodies that are not taxed in the U.K. These subsidiaries are located in Spain, Italy, Brazil, Germany, Singapore, Malaysia, Indonesia, India, Russia, Ireland, Cayman Island, U.S., Turkey, Jersey and China.

For U.S. federal income tax purposes, AIL and all of its subsidiaries are controlled foreign corporations and their earnings are generally deferred from inclusion in our U.S. federal taxable income. If a portion of the earnings is either deemed repatriated or actually repatriated, a credit against U.S. federal income tax liability is available for any local income taxes paid on such earnings.

AIL may pay dividends to its parent free of U.K. withholding tax. Dividends paid to AIL from its subsidiaries could be subject to potential withholding taxes from the countries in which the subsidiaries are domiciled. The withholding rates are subject to provisions within the double tax treaties. In the current structure of AIL, dividends paid by its indirectly owned China entity would be subject to a 5% withholding tax, dividends paid by its indirectly owned Russia entity would be subject to a 5% withholding tax, dividends paid by its indirectly owned Indonesia entity would be subject to a 10% withholding tax and dividends paid by its indirectly owned Turkey entity would be subject to a 15% withholding tax.

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

Insurance companies are subject to an insurance premium tax at 9.5%, which was increased from 6% on November 1, 2015. The premium tax applies to premiums for most general insurance, such as for buildings and contents and motor insurance, where the insured risk is in the U.K. Life assurance and other long term insurance remain exempt, though there are anti-avoidance rules surrounding long term medical care policies. As an anti-avoidance measure, the rate increases to 20% for insurance sold by suppliers of specified goods or services, e.g. mechanical breakdown insurance, travel insurance (irrespective of supplier), insurance sold with televisions and car hire, and, from April 1, 2004 forward, any “non-financial” GAP insurance sold through suppliers of motor vehicles or persons connected with them.

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

These ratings were derived from an in-depth evaluation of these subsidiaries’ balance sheets strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, our capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and in Europe, which for us primarily consists of the United Kingdom, Ireland and Luxembourg, as well as in Bermuda.

United States

As of December 31, 2015, we had seventeen operating insurance subsidiaries domiciled in the United States: AmTrust Insurance Company of Kansas, Inc. (“AICK”), Associated Industries Insurance Company, Inc. ("AIIC"), AmTrust Title Insurance Company ("ATIC"), Comp Options Insurance Company ("COIC"), CorePointe Insurance Company ("CPIC"), Developers Surety and Indemnity Company ("DSIC"), First Nonprofit Insurance Company ("FNIC"), Heritage Indemnity Company ("HIC"), Indemnity Company of California ("ICC"), Milwaukee Casualty Insurance Co. (“MCIC”), Rochdale Insurance Company (“RIC”), Sequoia Insurance Company (“SIC”), Sequoia Indemnity Company (“SID”), Security National Insurance Company (“SNIC”), Springfield Insurance Company ("SPIC"), Technology Insurance Company, Inc., ("TIC"), and Wesco Insurance Company (“WIC”) (collectively, the “U.S. Insurance Subsidiaries”).

Holding Company Regulation

We qualify as a holding company system under laws that regulate insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile (and in any other state in which the insurance company may be deemed to be commercially domiciled by reason of concentration of its business within such state) and periodically furnish information concerning its ownership, operations and transactions, particularly with other companies within the holding company system that may materially affect its operations, management or financial condition.

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

Dividends

Our U.S. Insurance Subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, the maximum amount of dividends that the U.S. Insurance Subsidiaries may pay in any 12-month period without prior regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. Also, most states restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. Lastly, state insurance regulators may limit or restrict an insurance company’s ability to pay stockholder dividends, if such a dividend has been paid within the previous year, as a condition to issuance of a certificate of authority or as a condition to approval of a change of control, or for other regulatory reasons.

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

Insurance agencies, producers, third party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Many of our subsidiaries and certain of our employees are subject to licensing requirements and regulation by insurance regulators in various states.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulatory framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The NAIC has adopted amendments to the Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation to introduce the concept of “enterprise risk” within an insurance company holding system. The amendments impose more extensive informational requirements on insurers in order to protect the licensed insurance companies from enterprise risk, and have been adopted in all the states in which our U.S. Insurance Companies are domiciled. Additionally, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act, which requires insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. Also, as part of the Solvency Modernization Initiative, the NAIC has adopted the Corporate Governance Annual Filing Model Regulation and Corporate Governance Annual Disclosure Model Act to become effective in 2016 that will require us to file a confidential report prepared by the insurer or insurance group, the purpose of which is to provide the most relevant information necessary to permit state regulators to gain an understanding of the corporate governance structure, policies and practices utilized by the insurer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO was initially charged with monitoring certain aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In 2013, the FIO issued a report recommending that Congress consider direct federal involvement should the states fail to accomplish necessary modernization reforms in the near term. The FIO continues to support the current state-based regulatory regime, but may consider federal regulation should the states fail to take steps to greater uniformity.

In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by the Financial Stability Oversight Council as “systemically important.” In such a case, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact its capital, liquidity and leverage requirements as well as its business and investment conduct. We have not been designed as "systemically important" by the Financial Stability Oversight Council.

The Terrorism Risk Insurance Act (“TRIA”), as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), requires that commercial property and casualty insurance companies, like our U.S. Insurance Subsidiaries, offer coverage (with certain exceptions, such as with respect to commercial auto liability) for certain acts of terrorism and has established a federal assistance program through the end of 2020 to help such insurers cover claims for terrorism-related losses.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed and risk-focused financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The following is a list of our U.S. Insurance Subsidiaries that have scheduled or ongoing financial examinations and the periods under examination:

Company	State Insurance Department	Years of Examination
TIC	New Hampshire	2014
RIC	New York	2014
COIC	Florida	2014
ICC	California	2010-2014
HIC	California	2011-2014
WIC	Delaware	2012-2014
SNIC	Delaware & California	2013-2014
FNIC	Delaware	2010-2014
AIIC	Florida	2012-2014
DSIC	Iowa	2010-2014
MCIC	Wisconsin	2011-2014

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time. The following is a list of our U.S. Insurance Subsidiaries that have scheduled or ongoing market conduct reviews and the periods and subjects covered under examination:

Company	State Insurance Department	Period of Examination	Subject
SPIC	California	2014	Claims
ICC	California	2015	Claims
WIC	California	2015	Claims
SNIC	Kentucky	2013-2014	State/Local Taxes
AICK	Washington	2015	Rate Filing Compliance
CPIC	Washington	2015	Rate Filing Compliance
CPIC	California	2014	Claims, Rating and Marketing
WIC	Nevada	2014-2015	Claims
SIC	Nevada	2014-2015	Claims

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our U.S. Insurance Subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2015, each of our U.S. Insurance Subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Residual Market Programs

Many of the states in which our U.S. Insurance Subsidiaries conduct business or intend to conduct business require that all licensed insurers that provide workers’ compensation and commercial automobile insurance participate in a program to provide workers’ compensation insurance to those employers that have not or cannot procure coverage from an insurer on a voluntary basis. The level of required participation in such residual market programs of insurers is generally determined by calculating the volume of the voluntarily issued business in that state of the particular insurer as a percentage of all voluntarily issued business in that state by all insurers. The resulting factor is the proportion of the premiums the insurer must accept as a percentage of all premiums for policies issued in that state’s residual market program.

Insurance companies generally can fulfill their residual market obligations by either issuing insurance policies to employers assigned to them and being wholly responsible for the results, or participating in state reinsurance pools managed by a Plan Administrator where the results of all policies provided through these administered pools are shared by the participating companies through a 100% quota reinsurance agreement with the servicing carrier. Currently, our U.S. Insurance Subsidiaries satisfy their residual market obligations by participating in the administered pools. None of our U.S. Insurance Subsidiaries issues policies to employers assigned to them except to the extent that TIC acts as a servicing carrier for workers’ compensation assigned risk plans in multiple states (“Assigned Risk Plans”) administered by National Council on Compensation Insurance ("NCCI"), The Workers Compensation Rating Bureau of Indiana and Aon.

Coverage provided by the Assigned Risk Plans is offered through servicing carriers, which issue policies to employers assigned to them by the Assigned Risk Plan’s administrator. Polices issued pursuant to the Assigned Risk Plans are 100% reinsured by the administered pools, which are funded by premiums charged for the policies and assessments on insurers which write workers’ compensation insurance in the states which participate in the pools.

As noted above, TIC acts as a servicing carrier for the Assigned Risk Plans. Servicing carrier contracts are generally awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the various NCCI pools.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $6.1 million, $5.7 million and $2.8 million from such state-managed trust funds in 2015, 2014 and 2013, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2015, 2014 and 2013 was approximately $23.4 million, $14.6 million and $11.7 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The insurance departments in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 150% of an insurance company’s authorized control level risk-based capital. At December 31, 2015, our U.S. Insurance Subsidiaries’ risk-based capital levels exceeded the minimum requirements.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. Each ratio has an established “usual range” of results. A ratio result falling outside the usual range, however, is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside of the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures. Management does not anticipate regulatory action as a result of the 2015 IRIS ratio results for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states governing “credit for reinsurance” that are imposed on their ceding companies. Under the Non-Admitted and Reinsurance Reform Act, effective July 21, 2011, if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the NRRA prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of premiums written that apply to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer. AII, which reinsures risks of our U.S. Insurance Subsidiaries, is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. AII posts security to permit our U.S. Insurance Subsidiaries to receive credit for reinsurance on business ceded to AII pursuant to our intercompany reinsurance agreements.

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

Regulatory Coordination

State regulators in the United States and regulatory agencies outside the United States are increasingly coordinating the regulation of internationally active insurance groups through participation in supervisory colleges. A supervisory college, as defined by the International Association of Insurance Supervisors, is a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities that belong to an insurance group; facilitating both the supervision of the group as a whole on a group-wide basis; and improving the legal entity supervision of the entities within the insurance group. Our regulators conducted a supervisory college for our insurance group in 2015.

Ireland

AIU is a non-life insurance company organized under the laws of Ireland. AIU is subject to the regulation and supervision of the Central Bank of Ireland (the “Irish Central Bank”) pursuant to the Insurance Acts 1909 to 2000, as amended (the “Insurance Acts”), and the European Communities (Non Life Framework) Regulations 1994 (as amended) (the “Regulations”). AIU has been authorized to underwrite various classes of non-life insurance business. AIU, as an Irish authorized insurance company, is permitted to carry on insurance business in any other member state of the European Economic Area by way of freedom to provide services, on the basis that it has notified the Irish Central Bank of its intention to do so, or by way of freedom of establishment, subject to the approval of the Irish Central Bank, and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good.”

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

The amount of the minimum guarantee fund that AIU is required to maintain is equal to the minimum solvency margin, which at December 31, 2015 was approximately €35.9 million (or $39.0 million). The amount of the minimum guarantee fund may never be less than €3.7 million (or $4.0 million as of December 31, 2015). In addition to the Insurance Acts and Regulations, AIU is expected to comply with various guidelines and codes issued by the Irish Central Bank.

Restrictions on Dividends

As a matter of Irish company law, AIU is restricted to declaring dividends only out of “profits available for distribution.” Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously distributed or capitalized and such losses do not include amounts previously written off in a reduction or reorganization of capital. In addition, one of the conditions imposed on AIU when it was first authorized as an Irish insurance company was a restriction on making dividend payments without the Irish Central Bank’s prior approval.

Bermuda

Classification

AII is registered as an insurer under the Insurance Act 1978 of Bermuda, as amended (the “Insurance Act - Bermuda”). Until December 31, 2015, AII was registered as a Class 3 insurer. Beginning January 1, 2016, AII has been registered as a Class 3B insurer. Accordingly, AII can carry on general business, broadly including all types of insurance business other than long-term business. Any descriptions of requirements applicable to Class 3B insurers will apply to AII in 2016. AII is also licensed as a Class C insurer to carry on long-term business, which broadly includes life insurance and disability insurance with terms in excess of five years. The Insurance Act - Bermuda provides that no person shall carry on any insurance business in, from or within Bermuda unless that person has first been registered under the Insurance Act - Bermuda by the Bermuda Monetary Authority ("BMA"). The BMA is responsible for the day-to-day supervision of insurers and monitors compliance with the solvency and liquidity standards imposed by the Insurance Act - Bermuda.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

AII is required to file with the BMA financial statements, a statutory financial return and a capital and solvency return no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, a schedule of reinsurance ceded, a declaration of compliance confirming compliance with the minimum criteria, minimum margin of solvency, applicable enhanced capital requirements and adherence to the license conditions, the statutory financial statements themselves, the opinion of the loss reserve specialist and the approved actuary’s certificate. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether, in his opinion, it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act - Bermuda, an express statement to that effect must be filed with the statutory financial return. The capital and solvency return includes AII's Bermuda Solvency Capital Return model for a Class 3B insurer, a commercial insurer's solvency self-assessment, a catastrophe risk return and a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. The capital and solvency return also includes a capital and solvency declaration that the return fairly represents the financial condition of AII in all material respects. AII is also required to file audited U.S. GAAP annual financial statements, which are published by the BMA.

Quarterly Financial Statements

AII is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months of May, August and November of each year.

Insurance Code of Conduct

The Insurance Code of Conduct prescribes the duties and standards with which registered insurers must adhere and comply, to ensure that the registered insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements will be a factor considered by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act - Bermuda. Any failure to comply with the requirements of the Insurance Code of Conduct could result in the BMA exercising its statutory powers of intervention.

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

Under the Insurance Act - Bermuda, the value of the general business assets of a registered Class 3B insurer, such as AII, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AII is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of: 25% of the enhanced capital requirement ("ECR"); $1.0 million; 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million; and 15% of loss and other insurance reserves. AII is also required to maintain available statutory capital and surplus at least equal to its ECR. While not specifically referenced in the Insurance Act - Bermuda, the BMA has also established a target capital level ("TCL") for each insurer subject to an enhanced capital requirement equal to 120% of its ECR. While AII is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL would likely result in increased regulatory oversight.

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

As a registered Class 3B insurer, AII is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in the previous year's statutory balance sheet, unless at least seven days prior to payment of any such dividend, it files with the BMA an affidavit that it will continue to meet its minimum capital requirements. In addition, AII is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

As a registered Class C long-term insurer, AII is required to establish and maintain a long-term business fund and no payment may be made directly or indirectly from AII’s long-term business fund for any purpose other than a purpose related to AII’s long-term business, unless such payment can be made out of any surplus certified by AII’s approved actuary to be available for distribution otherwise than to policyholders. AII is required, with respect to its long-term business, to maintain a minimum solvency margin of the greater of $0.5 million or 1.5% of assets. AII is required to obtain a certification from its approved actuary prior to declaring or paying any dividends. Such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities (as certified by the approved actuary) by the amount of the dividend and the greater of $0.5 million or 1.5% of assets. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

Minimum Liquidity Ratio

The Insurance Act - Bermuda provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business, such as AII, is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

Notification of New or Increased Shareholder Control

Pursuant to Section 30E of the Insurance Act - Bermuda, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our shares or AII’s shares (a “shareholder controller”) must notify the BMA in writing within 45 days of becoming such a holder. Pursuant to Section 30J of the Insurance Act - Bermuda, AII must notify the BMA in writing of the fact that any person has become or ceased to be a shareholder controller of AII within 45 days of becoming aware of the relevant facts. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. Any person who does not comply with such a notice from the BMA will be guilty of an offense. AII must also list every person who has become or ceased to be a shareholder controller during the financial year at the time of filing its annual financial statements for that year, specifying the dates when such person either became or ceased to be a shareholder controller.

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

Luxembourg

AmTrust Insurance Luxembourg S.A. is a non-life insurance company, having its registered office in Luxembourg-city, organized under the laws of the Grand-Duchy of Luxembourg and governed by the law dated August 10, 1915 on commercial companies, as amended (the “Companies Act”) and the law dated December 6, 1991 on the insurance sector as amended (the “Insurance Act - Luxembourg”). The Insurance Act - Luxembourg was replaced by the Luxembourg law dated December 7, 2015 on the insurance sector, which became effective as of January 1, 2016.

On January 19, 2012, AmTrust Insurance Luxembourg S.A. received its authorization from the Ministry of Treasury and Budget to carry out non-life insurance business in or from Luxembourg in compliance with Article 27 of the Insurance Act - Luxembourg. AmTrust Insurance Luxembourg S.A. is supervised by the Commissariat aux Assurances (the “CAA”).

AmTrust Holdings Luxembourg S.A.R.L. sold two reinsurance companies on December 23, 2015 for a nominal amount. The sale did not have any impact on our results of operations, cash flows or financial positions. We now own five reinsurance companies (the “Reinsurance Companies”). The Reinsurance Companies also have their registered offices in Luxembourg-city, are organized under the laws of the Grand-Duchy of Luxembourg and governed by the Companies Act and the Insurance Act - Luxembourg. In the Grand-Duchy of Luxembourg, a reinsurance company is a company created or owned by an industrial, commercial or financial group, which aims at reinsuring exclusively all or part of the risks of the group to which it belongs and is subject to the same rules applicable to reinsurance undertakings. The Reinsurance Companies are also supervised by the CAA.

Qualifying Shareholders

Under the Insurance Act - Luxembourg, in order to obtain a license to do insurance and reinsurance business in the Grand-Duchy of Luxembourg, the reinsurance and insurance companies must provide the CAA with the identity of the shareholders or members, direct or indirect, private individuals or legal bodies, that hold in the undertaking a “qualified participation,” as well as the amount of these participations. A qualified participation is the direct or indirect holding of at least 10% of the share capital or the voting rights in the company or the right to exert a significant influence on the management of the company in which the participation is held.

Change of Control

The Insurance Act - Luxembourg provides that any natural person or legal person that intends to directly or indirectly acquire a "qualified participation" in a Luxembourg insurer or reinsurer must inform the CAA thereof in advance and indicate the amount of his/its holding. Any natural or legal person must also inform the CAA if it is contemplated to directly or indirectly increase his/its "qualified participation" in such a way that the proportion of voting rights or shares held by him/it would reach or exceed the thresholds of 20%, 33 1/3% or 50%, or if the Luxembourg insurance or reinsurance undertaking would become a subsidiary.

Financial Requirements and Regulatory Guidelines

•
Solvency margin: The Grand-Ducal regulation dated December 14, 1994, as amended as of November 14, 2012 (“Regulation 1”), provides that insurance companies must at all times have a solvency margin that is adequate for their entire business. Regulation 1 requires the solvency margin correspond to the business assets of the insurance company, free of any financial commitments after deduction of the intangible assets. The Grand-Ducal regulation dated December 5, 2007, as amended as of July 4, 2014 (applicable as of January 1, 2015) ("Regulation 2"), provides that reinsurance companies must at all times have a solvency margin that is adequate for their entire business. Regulation 2 requires the solvency margin to correspond to the business assets of the reinsurance company, free of any financial commitments after deduction of the intangible assets.

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

As of December 31, 2015, our Luxembourg insurance and reinsurance companies were in compliance with these financial requirements and regulatory guidelines.

Restrictions on Dividends

A Luxembourg insurance company’s articles of association and the Companies Act govern annual dividend distributions. The Companies Act also provides specific conditions for the payment of interim dividends. Except for cases of reductions of subscribed capital, a Luxembourg insurance company cannot make a distribution to shareholders when, on the closing date of the financial year, the net assets as set out in the annual accounts are, or following such a distribution would become, lower than the amount of the subscribed capital plus the reserves which may not be distributed under law or by virtue of the articles of association. In addition, the amount of a distribution to shareholders may not exceed the amount of the profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves that are available for that purpose, less any losses carried forward and sums to be placed to reserve in accordance with the law or the articles of association.

United Kingdom

AmTrust Europe Ltd. ("AEL") and Motors Insurance Company Limited ("MICL") are non-life insurance companies organized under the laws of the United Kingdom (including the Companies Act 2006 and the Financial Services and Markets Act 2000 (FSMA)). As insurance companies, AEL and MICL are “dual regulated” by both the Prudential Regulation Authority (PRA), a subsidiary of the Bank of England, and the Financial Conduct Authority (FCA). The stated objective of the United Kingdom government for this dual regulation is to foster a regulatory culture of judgment, expertise and proactive supervision. The FCA takes a more proactive, interventionist approach and has been given a product intervention power that enables it to act quickly to ban or impose restrictions on financial products. The FCA can also make public (through a warning notice), at a much earlier stage in enforcement proceedings, a statement that enables consumers, firms and market users to understand the nature of its concerns that will usually name the company under investigation and, in certain circumstances, name an individual.

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

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital or voting power of the authorized insurer, (ii) owns or controls 10% or more of the issued share capital or voting power of a controller of the authorized insurer, or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers. In the case of AEL, this includes AmTrust Financial Services, Inc., AII, AII Insurance Management Limited, AII Reinsurance Broker Ltd., AmTrust Equity Solutions, Ltd., AIL, AmTrust North America, Inc. and Barry Zyskind, Michael Karfunkel, Leah Karfunkel and George Karfunkel. In the case of MICL, it includes the aforementioned and Car Care Plan (Holdings) Limited.

Financial Requirements and Regulatory Guidelines

AEL and MICL are required to maintain regulatory capital resources equal to or in excess of the individual capital guidance (“ICG” or “Required Minimum Capital”) that the PRA issues in respect of each company. The ICG is the amount of capital resources that the PRA considers a company should maintain, taking into account the company’s business profile, structure and risk management systems. As of December 31, 2015, AEL and MICL each maintained capital resources in excess of their respective required ICG.

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

Lloyd's

We participate in the Lloyd’s market through our ownership of AmTrust at Lloyd’s Limited ("ATL"), a managing agent for syndicates 1206 and 44, both of which are “fully aligned” AmTrust syndicates (i.e., AmTrust provides 100% of the syndicate capital). On April 1, 2015, ATL also became the managing agent for syndicate 2526, for which AmTrust provides 99.5% of the syndicate capital. ATL is dual-regulated by the FCA and PRA. The Society of Lloyd’s, the FCA and the PRA have statutory responsibilities, including under the Lloyd’s Acts 1871 - 1982 and FSMA, in relation to the supervision of insurance business underwritten in the Lloyd’s markets and the supervision of managing agents operating in the market at Lloyd’s.
The FCA, the PRA and Lloyd's have complementary objectives in ensuring that the Lloyd's market is appropriately regulated. To minimize duplication, there are arrangements between them for co-operation on supervision and enforcement.
Our Lloyd’s operations are also governed by The Council of Lloyd’s, which, through the Lloyd’s Franchise Board, is responsible for regulating and directing the business of insurance at Lloyd’s in line with its statutory powers, subject to its bylaws and in furtherance of the objects of Lloyd’s. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. By entering into a membership agreement with Lloyd’s, ATL undertook to comply with Lloyd’s bylaws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to them. The operation of syndicates 1206, 44 and 2526, as well as the managing agent and its directors, is subject to the Lloyd’s supervisory regime.
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

Solvency II

The European Union’s executive body, the European Commission, implemented a new capital adequacy and risk management regulation called “Solvency II” that applies to our businesses across the European Union (including the United Kingdom) and impacts AEL, MICL, our Lloyd's syndicates, AIU and our Luxembourg entities. Solvency II became effective on January 1, 2016 and imposes new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management, and we have undertaken considerable preparatory work to ensure that the impacted businesses were compliant upon implementation. In addition, under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. Such regulation could apply to us as the U.S. parent of a European Union subsidiary and could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

Offices

Our principal executive offices are located at 59 Maiden Lane, 43rd Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2015, we had approximately 6,200 employees worldwide.

None of our U.S. employees are covered by a collective bargaining agreement. We do have non-U.S. employees covered by labor agreements. Certain members of our management team have employment agreements. The remainder of our employees are at-will employees.

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

Risks Related to Our Business

Our business is sensitive to general economic, business, and industry conditions.

We are exposed to general economic, business and industry conditions, both in the United States and internationally. Adverse global economic and financial conditions are difficult to predict and mitigate against, and therefore the potential impact is difficult to estimate. Adverse general economic conditions may cause, among other things, significant reductions in available capital and liquidity from banks and other credit providers, substantial volatility in equity and currency values worldwide, and/or a prolonged recessionary or slow growth period. Several of the risks we face, including those related to our investment portfolio, reinsurance arrangements, our estimates of loss reserves, emerging claim and coverage issues, the competitive environment and regulatory developments result from, or are made worse by, an economic slowdown or financial disruption.

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

The principal cost associated with our property and casualty insurance business is claims. In writing property and casualty insurance policies, we receive premiums today and promise to pay covered losses in the future. However, significant time may pass before all claims that have occurred as of any given balance sheet date will be reported and concluded. We will not know whether reserves established or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Our loss reserves are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. They are inherently uncertain and do not represent an exact measure of actual liability. Judgment is required to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. The interpretation of this historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends.

Our estimated unpaid losses are material ($7.2 billion at December 31, 2015), so even small percentage increases to the aggregate liability estimate can result in materially lower future periodic reported earnings. An increase in reserves could result in a reduction in our surplus, which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

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

Catastrophic losses, including those that may result from the possible negative effects of climate change, or the frequency of smaller insured losses may exceed our expectations as well as the limits of our reinsurance, which could adversely affect our financial condition or results of operations.

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophes can cause losses in multiple property and casualty lines, including property and workers’ compensation. Workers’ compensation constitutes approximately 41% of our business and we write commercial property insurance in our Specialty Program segment and our Small Commercial Business segment. In addition, we issue policies that cover crop-related revenue shortfalls or production losses due to natural causes and other perils such as drought, excessive moisture, hail, wind, frost, insects, and disease. The incidence and severity of catastrophes, such as those due to natural disasters and also large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial.

Longer-term weather trends are changing and new types of catastrophic losses may be developing due to climate change, a phenomenon that is expected to result in an increased incidence of extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain and snow. Climate change could increase the frequency and severity of catastrophic losses we experience in both coastal and non-coastal areas.

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

In general, the premiums for our insurance policies are established at the time the policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting expenses and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. In order to accurately price our policies, we must collect and properly analyze a substantial volume of data from our insureds; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both frequency and severity of our insureds’ losses with reasonable accuracy.

Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	availability of sufficient reliable data and our ability to properly analyze available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our failure to implement appropriate rating formulas or other pricing methodologies;

•	regulatory constraints on rate increases;

•	increases or changes in taxes;

•	unexpected escalation in the costs of ongoing medical treatment;

•	our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and

•	unanticipated court decisions, legislation or regulatory action.

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

A.M. Best evaluates insurance companies based on their ability to pay claims. Our principal insurance subsidiaries are rated “A” (Excellent) by A.M. Best. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by our A.M. Best rating. If our A.M. Best rating is reduced, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher ratings.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss and catastrophe reinsurance. The Maiden Quota Share and our reinsurance agreement with Maiden Reinsurance for our European medical liability business reinsure approximately 40% of our net retained premiums. In addition, we purchase reinsurance on an excess of loss and catastrophe basis for protection against catastrophic events and other large losses. Market conditions beyond our control, in terms of price and available capacity, may affect the level of our business and profitability. The Maiden Quota Share was renewed through June 30, 2019 and our excess of loss and catastrophe reinsurance facilities are generally subject to annual renewal.

We may be unable to maintain our current reinsurance facilities, including the Maiden Quota Share and our reinsurance agreement with Maiden Reinsurance for our European medical liability business, or to obtain other reinsurance in adequate amounts and at favorable rates. Increases in the cost of reinsurance would adversely affect our profitability. In addition, if we are unable to renew our expiring facilities or to obtain new reinsurance on favorable terms, either our net exposure to risk would increase, which would increase our costs, or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, which would reduce our revenues.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer were unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2015, we had an aggregate amount of approximately $3.0 billion of recoverables from third-party reinsurers on paid and unpaid losses.

Our relationships with Maiden Holdings, Ltd., NGHC and ACP Re, Ltd. and their subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, business opportunity issues and legal challenges.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden, NGHC, ACP Re or their subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should our interests and those of Maiden, NGHC or ACP Re diverge. For a complete description of our relationships with Maiden, NGHC and ACP Re, see the discussion found in Note 14. “Related Party Transactions.”

In addition, three members of our Board of Directors, Donald T. DeCarlo, who is an independent member of our Board of Directors, and Mr. Zyskind and Mr. Michael Karfunkel, are also members of NGHC’s board of directors. Mr. Zyskind’s service as our President and Chief Executive Officer, as non-executive chairman of the board of Maiden, and as a member of NGHC’s board, and Mr. DeCarlo’s and Mr. Michael Karfunkel's services as a member of our Board and NGHC’s board could raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If we and Maiden or NGHC were in the future deemed to be competitors within the meaning of the Clayton Antitrust Act and certain thresholds relating to direct competition between us and Maiden or NGHC are met, the Department of Justice and Federal Trade Commission could challenge the arrangement.

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

We receive significant service and fee income from NGHC, Maiden and ACP Re.

We receive significant service and fee income from NGHC, Maiden and ACP Re through a series of agreements described in Note 14. "Related Party Transactions." We may be unable to maintain these arrangements. If we no longer provide these services to Maiden, NGHC and ACP Re and do not replace them with services provided to other parties on equally favorable terms and at similar levels, our service and fee income could decline, which may adversely affect our results of operations and financial condition.

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

In addition, our growth strategy of expanding in our existing markets, opportunistically acquiring books of business, other insurance companies or producers, entering new geographic markets and further developing our relationships with independent agencies and extended warranty/service contract administrators subjects us to various risks, including risks associated with our ability to identify profitable new geographic markets for entry, attract and retain qualified personnel for expanded operations, identify, recruit and integrate new independent agencies and extended warranty/service contract administrators, integrate information technology systems, manage risks associated with the acquisition of entities in foreign markets with which we are less familiar, expand existing agency relationships and augment our internal monitoring and control systems as we expand our business.

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

Our business is highly dependent on our ability to access our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to perform business functions, such as underwriting and administering policies, processing claim payments, providing customer support, and complying with insurance regulatory requirements. Our operations are dependent upon our ability to process our business timely and efficiently and protect our information systems from physical loss or unauthorized access. In the event one or more of our facilities cannot be accessed due to a natural catastrophe, terrorist attack or power outage, or systems and telecommunications failures or outages, external attacks such as computer viruses, malware or cyber-attacks, or other disruptions occur, our ability to perform business operations on a timely basis could be significantly impaired and may cause our systems to be inaccessible for an extended period of time. A sustained business interruption or system failure could adversely impact our ability to perform necessary business operations in a timely manner, hurt our relationships with our business partners and customers and affect our financial condition and results of operations.

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. While we have experienced, and expect to continue to experience, these types of threats to our information technology and systems, to date none of these threats has had a material impact on our business or operations. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. Our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers' information, which in turn may result in legal claims, regulatory scrutiny and liability, damage to our reputation, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisers or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents and negative media attention could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. Advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments could compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

We review our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We test goodwill and intangible assets with indefinite lives for impairment at least annually. If we determined that such goodwill or intangible assets has or have been impaired, we would be required to write down the goodwill or the intangible asset by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.

Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations, and impair our ability to satisfy our indebtedness obligations.

We have a significant amount of indebtedness. As of December 31, 2015, our total consolidated indebtedness was approximately $1.0 billion, which does not include approximately $168.0 million aggregate principal amount of a loan made by Maiden Reinsurance to us in connection with a reinsurance agreement between AII and Maiden Reinsurance that requires Maiden Reinsurance to provide sufficient collateral to secure its proportionate share of AII’s obligations.This amount is accounted for as a note payable on our balance sheet. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing, requiring the dedication of portions of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, limiting our flexibility in planning for, or reacting to, changes in our business, restricting our operational flexibility due to restrictive covenants that will limit our ability to explore certain business opportunities, dispose of assets and take other actions and placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2015, our annual debt service obligation on our outstanding indebtedness was approximately $54 million. We may be unable to maintain sufficient cash reserves, our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or our cash needs may increase. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we failed to comply with the various requirements of any indebtedness that we have incurred or may incur in the future, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause us to default under our other indebtedness. Any default under any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2015, our investment in fixed income securities was approximately $5.43 billion, or 78% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, the fair market value of fixed income securities generally increases. However, investment income earned from future investments in fixed income securities will decrease due to being reinvested at lower interest rates. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2015, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $281.3 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. These conditions could result in lower than expected yields on our fixed securities and short term investment portfolio. In addition, our investment in less liquid investments, such as our investment in NGHC, life settlement contracts and real estate, is subject to increased valuation uncertainty because the valuation is more subjective, thereby increasing the risk that the estimated fair value (i.e., the carrying cost) does not reflect the price at which an actual transaction would occur.

As a result of the risks set forth above, the value of our investment portfolio could decrease, our net investment income could decrease, or we could experience realized and/or unrealized investment losses, all of which could materially and adversely affect our results of operations and liquidity.

Our international operations expose us to investment, political, legal and economic risks, including foreign currency and credit risk.

Our expanding international operations expose us to increased investment, political, legal and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition. Investments outside the United States also subject us to additional laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. If our controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected.

Our investments in non-U.S. dollar denominated securities are subject to fluctuations in the currency markets, and those markets can be volatile. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. dollar denominated currencies or be unable to repatriate cash to the United States, or otherwise make available cash in the United States, and to do so at a favorable foreign exchange rate and with favorable tax ramifications, all of which could adversely affect our operating results.

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

Provided that we are able to cede business that generates a net loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2015, we had approximately $37 million of unutilized equalization reserves and an associated deferred tax liability of approximately $11 million. During the year ended December 31, 2015, we were able to reduce our overall income tax expense by a net amount of approximately $2 million to reflect the net reduction of the deferred tax liability related to the utilization of the equalization reserves.

Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.

Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, our interpretation of tax laws and the interpretations given to those tax laws by taxing authorities and courts, the timing of future income and deductions, and our expected levels and sources of future taxable income. Additionally, from time to time there are changes to tax laws and interpretations of tax laws that could change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. In addition, the U.S. Congress, government agencies in non-U.S. jurisdictions where we do business, and the Organization for Economic Co-operation and Development, as part of its “base erosion and profit shifting” initiative, have focused on perceived tax avoidance by multinational corporations. As a result, the tax laws in the U.S., United Kingdom, Bermuda, Ireland, Italy, and Luxembourg and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our financial results.

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

Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (primarily Ireland, United Kingdom and Bermuda), including laws establishing minimum solvency and liquidity thresholds. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries, which would affect our ability to pay dividends on our common stock and preferred stock, as discussed below, and to pay principal and interest on our outstanding indebtedness. As of December 31, 2015, our insurance subsidiaries collectively could pay dividends to us of $621.6 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

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

Although we engage in other businesses, approximately 41% of our gross written premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, in certain states in which we do business, insurance regulators set the premium rates we may charge. In addition, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

We operate in a highly competitive industry and may lack the financial resources to compete effectively.

We compete with other insurance companies, both domestic and foreign, and many of our existing and potential competitors are larger, have longer operating histories, and possess greater financial, marketing and management resources than we do. In our Small Commercial Business segment, we also compete with individual self-insured companies, state insurance pools and self-insurance funds. We compete on the basis of many factors, including coverage availability, responsiveness to the needs of our independent producers, claims management, payment/settlement terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share. We may be unable to maintain our current competitive position in the markets in which we currently operate or establish a competitive position in new markets into which we may expand.

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

Our insurance subsidiaries are subject to extensive regulation in the jurisdictions in which they operate. Such regulations may relate to among other things, the types of business we can write, the rates we can charge for coverage, the level of capital we must maintain, and restrictions on the types and size of investments we can make. Regulations may also restrict the timing and amount of dividend payments. Accordingly, changes in regulations related to these or other matters or regulatory actions imposing restrictions on our insurance subsidiaries, may adversely impact our results of operations and restrict our ability to allocate capital.. For a discussion of the various types of regulation we face, see “Item 1. Business – Regulation.”

We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business – Regulation – United States – Federal and State Legislative and Regulatory Changes,” the Terrorism Risk Insurance Act, or TRIA, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015, or TRIPRA, requires commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under the program, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism.

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

Risks Related to our Common Stock, Preferred Stock and Outstanding Indebtedness

Our revenues and results of operations may fluctuate as a result of developments beyond our control, which may cause volatility in the price of our shares of common stock and the market price of our Series A, B, C and D Preferred Stock.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AFSI.” Our Series A, B, C and D Preferred Stock are listed on the New York Stock Exchange under the symbols “AFSI-A,” “AFSI-B”, "AFSI-C" and “AFSI-D.” Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock and the market price of our Preferred Stock. Developments that could negatively affect our share price or result in fluctuations in the price of our common stock or Preferred Stock include:

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our common stock price and the market price of our Series A, B, C and D Preferred Stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls , we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our common and preferred stock could decline.

Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2015, Barry D. Zyskind, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and sole trustee of the Trust) and George Karfunkel, directly or indirectly, collectively own or control approximately 48% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders.

On November 10, 2015, we ceased being a "controlled company" as defined in NASDAQ Listing Rule 5615(e), meaning we are no longer exempt from the board and board committee independence requirements of the NASDAQ Global Select Market. As a result, we have one year from the date we ceased being a "controlled company" to have an entirely independent compensation committee and nominating and corporate governance committee. If we are unable to achieve compliance with these requirements, our common stock could be de-listed from the NASDAQ Global Select Market.

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

Our principal stockholders could delay or prevent an acquisition or merger of our company even if the transaction could benefit other stockholders. Moreover, this concentration of share ownership makes it difficult for other stockholders to replace directors and management without the consent of the controlling stockholders. In addition, this significant concentration of share ownership may adversely affect the price prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders, which could, in turn, materially and adversely affect the trading price of our convertible senior notes.

We may be unable to pay dividends on our common stock or Series A, B, C and D Preferred Stock.

As discussed above, the ability of our insurance subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our insurance subsidiaries could not pay dividends, we may not, in turn, be able to pay dividends to stockholders. In addition, the terms of our junior subordinated debentures and our credit facilities limit, in some circumstances, our ability to pay dividends on our common stock and Series A, B, C and D Preferred Stock, and future financing arrangements may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock or Series A, B, C and D Preferred Stock.

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

Our shares of Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares are equity interests and are subordinate to our existing and future indebtedness.

Our shares of Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares are equity interests and do not constitute indebtedness. As such, the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including our liquidation, dissolution and winding up. As of December 31, 2015, our total consolidated debt was $1,010 million and our total consolidated liabilities were approximately $14.0 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board of Directors). Our ability to pay dividends on the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares may be limited by the terms of our agreements governing our existing and future indebtedness and by the provisions of other existing and future agreements.

Dividends on the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares are non-cumulative.

Dividends on the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares are non-cumulative and payable only out of our legally available funds. Consequently, if our Board of Directors (or a duly authorized committee of the Board of Directors) does not authorize and declare a dividend for any dividend period with respect to the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares, holders of the Series A, B, C and D Preferred Stock and, in turn, the depositary shares, will not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our Board of Directors (or a duly authorized committee of the Board of Directors) has not declared such dividend before the related dividend payment date. If dividends on the Series A Preferred Stock and the Series B, C and D Preferred Stock represented by depositary shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preferred stock and/or our common shares.

We may not have the ability to raise the funds necessary to finance any required purchases of our convertible senior notes due 2044 upon the occurrence of a “fundamental change,” which would constitute an event of default under the indentures.

If a fundamental change (as such term is defined in the indenture governing our convertible senior notes due 2044) occurs, holders of these convertible senior notes will have the right, at their option, to require us to purchase for cash any or all of the notes, or any portion of the principal amount thereof such that the principal amount that remains outstanding of each note purchased in part equals $1,000 or an integral multiple of $1,000 in excess thereof. The fundamental change purchase price will equal 100% of the principal amount of the convertible senior notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. However, we may not have sufficient funds at the time we are required to purchase the convertible senior notes surrendered therefor and we may not be able to arrange necessary financing on acceptable terms, if at all.

We have not established a sinking fund for payment of the convertible senior notes due 2044, nor do we anticipate doing so. In addition, our ability to purchase these convertible senior notes may be limited by law, by regulatory authority or we may in the future enter into credit agreements or other agreements that may contain provisions prohibiting redemption or repurchase of the notes under certain circumstances, or may provide that a designated event constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing these convertible senior notes, we could seek a waiver from the holders of these notes or attempt to refinance these notes. If we were not able to obtain consent, we would not be permitted to purchase the convertible senior notes. Our failure to purchase tendered convertible senior notes would constitute an event of default under the indenture governing the notes, which might constitute a default under the terms of our other indebtedness.

The conditional conversion features of the convertible senior notes due 2044, if triggered, may adversely affect our financial condition.

If one of the conversion contingencies in our convertible senior notes due 2044 is triggered, holders of these convertible senior notes will be entitled to convert the notes at any time during specified periods. If one or more holders elect to convert their convertible senior notes, we may be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity and various aspects of our business.

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

Our subordinated notes are subordinated in right of payment to our senior indebtedness and holders of these subordinated notes may recover ratably less than unsubordinated creditors in the event of our bankruptcy, liquidation or reorganization. In addition, our subordinated notes are structurally subordinate to the debt of our subsidiaries.

Our subordinated notes rank junior in right of payment to the claims of holders of our senior indebtedness. Therefore, in the event of a bankruptcy, reorganization, insolvency, receivership or similar proceeding relating to us or our property, our creditors, other than those in respect of debt ranking equal with or junior to the subordinated notes, will be entitled to receive payment in full of all obligations due to them before the holders of the subordinated notes will be entitled to receive any payment. As a result, in the event of our bankruptcy, liquidation or reorganization, holders of the subordinated notes may recover ratably less than unsubordinated creditors. In addition, the indentures governing the subordinated notes prevent us from making payments in respect of the subordinated notes if any principal, premium or interest in respect of our senior indebtedness is not paid within any applicable grace period (including at maturity) or any other default on our senior indebtedness occurs and the maturity of such senior indebtedness is accelerated in accordance with its terms.

In addition, because we are a holding company, our rights and the rights of our creditors, including the holders of our subordinated notes, to participate in the distribution or allocation of the assets of any subsidiary during its liquidation or reorganization, will be subject to the prior claims of such subsidiary’s creditors, unless we are ourselves a creditor with recognized claims against the subsidiary. Claims from creditors (other than us) against the subsidiaries may include long-term and medium-term debt and substantial obligations related to federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings. Our subordinated notes are not obligations of, or guaranteed by, our subsidiaries, and our subsidiaries have no obligation to pay any amounts due on the subordinated notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of our properties are owned or leased by us or our subsidiaries and are used for office functions (corporate, claims, underwriting, business units) or as call centers.  We own 16 properties worldwide, the majority of which consist of commercial office space. Our properties are not segregated by segment. We own significant properties in the United States in the states of California, Colorado, Connecticut, Florida, Ohio and Texas and internationally in the United Kingdom.

We lease approximately 876,300 square feet throughout the United States and internationally. These leases are generally short-term to medium-term leases for commercial office space.

Item 3. Legal Proceedings

Shareholder Litigation

We and certain of our officers were defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purported to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiff and approving the selection of co-lead counsel. On September 4, 2014, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Section 11 of the Securities Act of 1933, as amended, and sought damages in an unspecified amount, attorney’s fees and other relief. The lead plaintiffs asserted the Section 11 claim on behalf of persons or entities who purchased our Series A preferred stock in or traceable to our public offering on June 5, 2013 and did not sell those shares of Series A preferred stock prior to December 12, 2013. On October 24, 2014, we filed a motion to dismiss the consolidated amended complaint, which the lead plaintiffs opposed. The Court granted our motion to dismiss with prejudice on September 29, 2015. The plaintiffs are appealing the Court's decision, and the appeal is pending.

In addition, we have received three stockholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records. On April 7, 2015, one of those stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against our board of directors, Leah Karfunkel, and ACP Re, as defendants. The stockholder has since amended its complaint to add NGHC as a defendant. The stockholder purports to bring the derivative action on our behalf, alleging breaches of the duties of loyalty and care on the part of our directors and controlling stockholders, and claims for unjust enrichment against ACP Re and NGHC related to our transactions involving Tower. The complaint seeks damages, disgorgement and reform of our governance practices. We believe the allegations in this action to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

Trust Risk Group dispute

In October 2014, a dispute arose between our subsidiary, AEL, and its Italian medical liability broker, Trust Risk Group SpA ("TRG"), and agent, Trust Risk Italia SRL ("TRI," a subsidiary of TRG, collectively, “TRG”). TRG asserted that it was entitled to advanced commissions of approximately €95.8 million (or $104.1 million as of December 31, 2015) related to our Italian medical liability business produced by TRG. TRG deducted approximately €42.2 million (or $45.8 million as of December 31, 2015) from premium payable to us with the intention of deducting approximately €48.7 million (or $52.9 million as of December 31, 2015) from future premium payable to us. We dispute that TRG is entitled to advanced commission. We terminated our brokerage and agency relationship with TRG and TRI, respectively, and notified our insureds and retail brokers to pay premiums directly to us.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholders

Our common stock trades on the NASDAQ Global Market under the symbol “AFSI”. We have one class of authorized common stock for 500,000,000 shares at a par value of $0.01 per share. As of February 11, 2016, there were 156 registered record holders of our common stock. This figure does not include beneficial owners who hold shares in nominee names.

On December 15, 2015, our Board of Directors declared a two-for-one stock split of our common stock, par value $0.01 per share, in the form of a 100% stock dividend. All stockholders of record at the close of business on January 19, 2016 received one additional share of our common stock for each share held on that date. The additional share of common stock was distributed to stockholders of record on February 2, 2016. As a result, we retrospectively adjusted all share and per share amounts to reflect the stock split.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common stock and the cash dividends declared with respect to such shares (1):

2015	High	Low	Dividends Declared
First quarter	$29.50	$24.43	$0.125
Second quarter	$32.99	$28.18	$0.125
Third quarter	$35.94	$26.03	$0.15
Fourth quarter	$35.63	$28.68	$0.15

2014	High	Low	Dividends Declared
First quarter	$19.82	$15.15	$0.10
Second quarter	$23.55	$17.78	$0.10
Third quarter	$23.01	$19.13	$0.10
Fourth quarter	$29.66	$19.90	$0.125

(1) The prices and cash dividends declared have been adjusted for the two-for-one stock split effective February 2, 2016.

On February 11, 2016, the closing price per share for our common stock was $24.41.

Dividend Policy

Our Board of Directors has historically declared the payment of quarterly cash dividends. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. The ability to pay dividends to our stockholders largely depends upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is regulated by insurance laws of various states, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds. In addition, the terms of our junior subordinated debentures, revolving credit facility and convertible senior notes limit, in the event of certain circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2015, our insurance subsidiaries could pay dividends to us of $621.6 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2015, our insurance subsidiaries paid dividends of $63.6 million, which were subsequently contributed to certain of our other insurance subsidiaries.

Share Repurchase Plan

In December 2013, our Board of Directors approved a $150 million share repurchase program. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. During the three months ended December 31, 2015, no shares were repurchased pursuant to the authorized plan.

During the three months ended December 31, 2015, we repurchased 184,898 split-adjusted shares of our common stock from one employee in connection with the vesting of restricted stock issued to this employee under our 2010 Omnibus Incentive Plan, as amended ("the Plan"). The shares were withheld at the direction of the employee as permitted under the Plan in order to pay the minimum amount of tax liability owned by the employee from the vesting of restricted stock.

The following table summarizes our stock repurchases for the three-month period ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
October 1 - 31, 2015	—	$—	—	$90,298,041
November 1 - 30, 2015	—	—	—	90,298,041
December 1 - 31, 2015	184,898	30.79	—	90,298,041
Total	184,898		—	$90,298,041

(1) Includes 184,898 split-adjusted shares that were withheld to satisfy tax withholding amounts due from the employee upon the vesting of previously issued restricted shares.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock for the period beginning December 31, 2010 and ending on December 31, 2015 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on December 31, 2010.

Comparative Cumulative Total Returns Since 12/31/10 for AmTrust Financial
Services, Inc.: NASDAQ Composite and NASDAQ Insurance

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA, LLP, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in Thousands)
Selected Income Statement Data (1)
Gross written premium	$6,799,537	$6,087,965	$4,116,911	$2,749,326	$2,150,472
Ceded gross written premium	(2,539,479)	(2,131,347)	(1,551,238)	(1,101,289)	(873,875)
Net written premium	$4,260,058	$3,956,618	$2,565,673	$1,648,037	$1,276,597
Change in unearned premium	(238,331)	(430,054)	(299,683)	(229,185)	(239,736)
Net earned premium	$4,021,727	$3,526,564	$2,265,990	$1,418,852	$1,036,861
Service and fee income	478,206	409,743	331,559	172,174	108,660
Net investment income	156,290	131,601	84,819	68,167	55,515
Net realized and unrealized gain (loss) on investments	8,117	16,423	15,527	8,981	2,768
Total revenues	$4,664,340	$4,084,331	$2,697,895	$1,668,174	$1,203,804
Loss and loss adjustment expense	2,682,208	2,342,619	1,517,361	922,675	678,333
Acquisition costs and other underwriting expenses (2)	979,502	856,923	533,162	356,005	271,367
Other expenses(3)	466,759	436,350	291,617	177,709	117,090
Total expenses	$4,128,469	$3,635,892	$2,342,140	$1,456,389	$1,066,790
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	$535,871	$448,439	$355,755	$211,785	$137,014
Other income (expense):
Interest expense	(48,052)	(45,857)	(34,691)	(28,508)	(16,079)
Loss on extinguishment of debt	(5,271)	(9,831)	—	—	—
Gain on life settlement contracts net of profit commission	19,844	12,306	3,800	13,822	46,892
Foreign currency gain (loss)	43,260	60,245	(6,533)	(242)	(2,418)
Gain on acquisition	5,826	—	48,715	—	5,850
Gain on sale of subsidiary	—	6,631	—	—	—
Total other income (expense)	$15,607	$23,494	$11,291	$(14,928)	$34,245
Income before income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	$551,478	$471,933	$367,046	$196,857	$171,259
Provision (benefit) for income taxes	66,341	53,686	98,019	21,292	(15,023)
Income before equity in earnings of unconsolidated subsidiaries and non-controlling interest	485,137	418,247	269,027	175,565	186,282
Equity in earnings of unconsolidated subsidiaries (related parties)	25,385	28,351	11,566	9,295	4,882
Net income	510,522	446,598	280,593	184,860	191,164
Net (income) loss attributable to non-controlling and redeemable non-controlling interest of subsidiaries	(6,928)	416	1,633	(6,873)	(20,730)
Net income attributable to AmTrust stockholders	$503,594	$447,014	$282,226	$177,987	$170,434
Dividends on preferred stock	(31,590)	(12,738)	(3,989)	—	—
Net income attributable to AmTrust common stockholders	$472,004	$434,276	$278,237	$177,987	$170,434

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in Thousands, Except Percentages and per Share Data)
Per Share Data (4)
Net income allocated to AmTrust Financial Services, Inc. common stockholders – basic	$2.86	$2.89	$1.87	$1.21	$1.17
Basic weighted average common shares outstanding	165,042	149,866	148,326	146,538	145,370
Diluted Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common stockholders – diluted	$2.80	$2.72	$1.78	$1.17	$1.15
Diluted weighted average common shares outstanding	168,360	159,034	155,968	151,240	148,862
Dividend declared per common share	$0.55	$0.425	$0.28	$0.20	$0.17
Selected Insurance Ratios and Operating Information
Net loss ratio (5)	66.7%	66.4%	67.0%	65.0%	65.4%
Net expense ratio (6)	24.3%	24.3%	23.5%	25.1%	26.2%
Net combined ratio (7)	91.0%	90.7%	90.5%	90.1%	91.6%
Return on equity (8)	22.7%	28.4%	22.5%	17.5%	21.2%

	As of December 31,
	2015	2014	2013	2012	2011
	(Amounts in Thousands)
Selected Balance Sheet Data (1)
Cash, cash equivalents and restricted cash	$1,312,669	$1,088,975	$930,461	$493,132	$429,951
Investments	5,886,866	4,575,881	3,657,309	2,203,270	1,656,687
Reinsurance recoverable	3,008,670	2,440,627	1,929,848	1,318,395	1,098,569
Premiums receivable, net	2,115,653	1,851,682	1,593,975	1,251,262	932,992
Goodwill and intangibles assets	800,045	667,681	665,393	532,839	392,455
Total assets	17,111,632	13,847,368	11,279,126	7,436,511	5,762,419
Reserves for loss and loss adjustment expense	7,208,367	5,664,205	4,368,234	2,426,400	1,879,175
Unearned premiums	4,014,728	3,447,203	2,680,982	1,773,593	1,366,170
Deferred income tax (asset) liability	(37,167)	106,363	274,519	264,032	148,297
Revolving credit facility	130,000	120,000	—	—	—
Notes payable	250,000	250,000	250,000	—	—
2.75% Convertible senior notes due 2044	163,082	157,679	—	—	—
5.5% Convertible senior notes due 2021	5,190	56,745	164,218	161,218	138,506
Junior subordinated debentures	123,714	123,714	123,714	123,714	123,714
7.25% Subordinated notes due 2055	150,000	—	—	—	—
7.50% Subordinated notes due 2055	135,000	—	—	—	—
Common stock, preferred stock and additional paid in capital less treasury stock	1,705,089	1,026,163	864,173	468,226	282,805
Total AmTrust Financial Services, Inc. equity	2,909,060	2,037,020	1,441,005	1,144,121	890,563

(1)	Results for a number of periods were affected by our various acquisitions from 2011 to 2015.

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

(3)	Other operating expenses include non-cash amortization of tangible and intangible assets, goodwill impairment and non-insurance revenue generating activities in which we engage.

(4)	Share and per share data for the years ended December 31, 2014, 2013, 2012, and 2011 were adjusted as a result of the two-for-one stock split effective February 2, 2016.

(5)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net premiums earned.

(6)	Net expense ratio is calculated by dividing the total of acquisition costs and other underwriting expenses by net premiums earned.

(7)	Net combined ratio is calculated by adding net loss ratio and net expense ratio together.

(8)	Return on equity is calculated by dividing net income by the average stockholders’ equity for the period.

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

We transact business primarily through our seventeen insurance subsidiaries domiciled in the United States and five insurance subsidiaries domiciled internationally, primarily in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A" (Excellent) by A.M. Best Company ("A.M. Best").

Insurance, particularly workers’ compensation, is, generally affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Program segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. We believe seasonality may be muted by our acquisition activity. Additionally, our Specialty Risk and Extended Warranty segment may be impacted by seasonality of the automotive and consumer electronic markets.

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on equity was 22.7%, 28.4% and 22.5% for the years ended December 31, 2015, 2014 and 2013, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.0%, 90.7% and 90.5% for the years ended December 31, 2015, 2014 and 2013, respectively. A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $156.3 million, $131.6 million and $84.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We held 18.9% and 19.7% of total invested assets in cash and cash equivalents as of December 31, 2015 and 2014, respectively.

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

Acquisitions

During 2015 and 2014, we have made the following significant acquisitions:

Springfield

On October 7, 2015, we acquired Springfield Insurance Company and its affiliates, Springfield Insurance Company Ltd. and Unified Grocers Insurance Services (collectively, "Springfield") for approximately $26.6 million in cash and a contingent earn-out valued at $5.0 million as of the acquisition date. Springfield, domiciled in California, is an insurance carrier providing workers' compensation and commercial package insurance to Unified Grocers Inc., an association of independently owned grocery stores, its members and its customers. We are in the process of completing our acquisition accounting and expect to have it completed in 2016. The goodwill and intangible assets, as well as Springfield's results of operations, will be included as a component of the Small Commercial Business segment. As a result of this acquisition, we recorded approximately $3.2 million of gross written premium and $0.6 million of service and fee income during the year ended December 31, 2015.

Warranty Solutions

On September 25, 2015, we acquired Warranty Solutions, a Wells Fargo business ("Warranty Solutions") for approximately $156.2 million in cash. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers. The goodwill and intangible assets associated with the acquisition was initially measured at $84.2 million. The goodwill and intangible assets, as well as Warranty Solutions' results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. We are in the process of completing our acquisition accounting and expect to have it completed in 2016. As a result of this acquisition, we recorded approximately $22.8 million of written premium and $24.3 million of service and fee income for the year ended December 31, 2015.

CorePointe Insurance Company

On March 2, 2015, we acquired CorePointe Insurance Company ("CorePointe") for approximately $68.8 million. CorePointe, a Michigan-based specialty property and casualty insurance company, markets commercial package insurance products primarily to automobile and motorcycle dealerships and auto repair shops. The majority of CorePointe's insurance products and services are distributed through managing general agents ("MGAs") with whom it has long-standing relationships. As a result of the acquisition, we recorded intangible assets in the amount of approximately $2.7 million, which consisted of approximately $1.2 million related to the valuation of the acquired loss and loss adjustment expense reserve and approximately $1.5 million for state licenses. Additionally, we recognized a gain of approximately $5.8 million related to the acquisition. CorePointe's results of operations are included in our Specialty Program segment. We recorded approximately $39.4 million of written premium related to CorePointe during the year ended December 31, 2015.

TMI Solutions, LLC

On January 6, 2015, we acquired TMI Solutions, LLC ("TMIS") for approximately $29.5 million in cash and a contingent earn-out provision valued at $32.0 million. TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS's warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services and their customers include various Fortune 500 companies. As a result of the acquisition, we obtained certain identifiable intangible assets of approximately $32.5 million and recorded goodwill of approximately $38.3 million. The goodwill and intangible assets, as well as TMIS's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, we recorded approximately $13.7 million of service and fee income related to TMIS during the year ended December 31, 2015.

Oryx Insurance Brokerage, Inc.

On January 6, 2015, we acquired Oryx Insurance Brokerage, Inc. ("Oryx") for approximately $30.6 million in cash and a contingent earn-out provision valued at $7.0 million. Oryx, established in 1996, is a managing general agent and wholesaler providing insurance products to the construction industry in upstate New York. For 2014, Oryx placed $80.0 million in premiums through over 135 agencies with the majority of business underwritten by us. As a result of the acquisition, we obtained certain identifiable intangible assets of approximately $18.5 million and recorded goodwill of approximately $24.4 million. The goodwill and intangible assets, as well as Oryx's results of operations, are included as a component of the Specialty Program segment. As a result of our underwriting relationship with Oryx, we had approximately $93.3 million and $72.2 million of gross written premium during the years ended December 31, 2015 and 2014, respectively. In addition, we recorded approximately $0.4 million of service and fee income related to Oryx during the year ended December 31, 2015.

Comp Options Insurance Company, Inc.

On October 1, 2014, we acquired Comp Options Insurance Company, Inc. (“Comp Options”), a Florida-based workers' compensation insurer, from an affiliate of Blue Cross & Blue Shield of Florida, for approximately $34.3 million in cash. Comp Options offers workers' compensation insurance to small businesses with low-hazard risk profiles in the state of Florida. The goodwill and intangible assets, as well as Comp Options' results of operations, are included as a component of the Small Commercial Business segment. As a result of this acquisition, we recorded approximately $65.1 million and $18.7 million of written premium during the years ended December 31, 2015 and 2014, respectively. In addition, we recorded approximately $3.2 million and $1.0 million of service and fee income for the years ended December 31, 2015 and 2014, respectively.

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

In conjunction with ACP Re, Ltd.'s (“ACP Re”) merger with Tower, on September 15, 2014, we entered into various agreements with Tower including, primarily, a renewal rights agreement and a quota share reinsurance agreement. Based on the terms of the renewal rights agreement, we are required to pay a maximum amount of $30 million over a three year period based on 3% of gross written premium of the Tower commercial lines business. The quota share reinsurance agreement allows us to reinsure 100% of all losses for Tower’s new and renewal commercial lines business written after September 15, 2015. The quota share agreement replaced the Cut Through Reinsurance Agreement. As a result of the renewal rights transaction, we generated approximately $370 and $133 million of gross written premium for the year ended December 31, 2015 and 2014, respectively. Additionally, we loaned ACP Re $125 million to finance its purchase of Tower.

The Insco Dico Group

On January 3, 2014, we completed the acquisition of Insco Insurance Services, Inc. (“Insco Dico”) and its subsidiaries for a acquisition price of approximately $88.7 million. Insco Dico's subsidiaries include Developers Surety and Indemnity Company and Indemnity Company of California, which offer surety insurance to developers and contractors in all 50 states with California as the largest state. In addition, Insco Dico's subsidiary, Builders Insurance Services, markets general liability insurance policies to contractors in several states in the western region of the U.S. The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The identifiable intangible assets consist of agency relationships, which have a 20 year life, and licenses that have an indefinite life. As a result of this transaction, we recorded approximately $71.3 million and $55.5 million of written premium for the years ended December 31, 2015 and 2014, respectively. In addition, we recorded approximately $1.0 million and $3.7 million of service and fee income for the years ended December 31, 2015 and 2014, respectively.

In addition to these acquisitions, our results of operations for 2014 compared to 2013 include references to the following entities acquired prior to 2014: AmTrust at Lloyd’s Limited (“AmTrust at Lloyds”), AMTCS Holdings, Inc. (“AMTCS”), Sequoia Insurance Company (“Sequoia”) and Car Care Plan (Holdings) Limited (“CCPH”).

Strategic Investments

Investment in National General Holdings Corp.

We have an approximate 12% ownership interest in National General Holding Corp. (“NGHC”). NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, supplemental health, lender-placed and other niche insurance products. As of December 31, 2015, NGHC's two largest stockholders are The Michael Karfunkel 2005 Family Trust (the “Trust”) and Michael Karfunkel individually. Michael Karfunkel is the Chairman of our Board of Directors and the father-in-law of Barry D. Zyskind, our President and Chief Executive Officer. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman, president and chief executive officer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in NGHC under the equity method as we have the ability to exert significant influence on NGHC's operations. We recorded $25.4 million, $28.4 million and $11.6 million of income during the years ended December 31, 2015, 2014 and 2013, respectively, related to our equity investment in NGHC.

Master Services Agreement

We provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system at a cost which is currently 1.25% of gross written premium of NGHC and its affiliates plus our costs for development and support services. We provide development services at a price of cost plus 20%. In addition, we provide NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We recorded recorded approximately $35.9 million, $25.6 million and $24.2 million of fee income for the years ended December 31, 2015, 2014 and 2013, respectively, related to this agreement.

Asset Management Agreement

We manage the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We managed approximately $2.4 billion of assets as of December 31, 2015 related to this agreement. As a result of this agreement, we earned approximately $2.7 million, $2.0 million and $1.7 million of asset management fees for the years ended December 31, 2015, 2014 and 2013, respectively.

Life Settlement Contracts

We currently have a 50% ownership interest in each of four entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50% interest. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); AMT Capital Holdings, S.A. (“AMTCH”); and AMT Capital Holdings II, S.A. (“AMTCH II”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies securing the loan through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. We provide certain actuarial and finance functions related to the LSC Entities. In conjunction with our 12.0% ownership percentage of NGHC, we ultimately receive 56.0% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. Refer to Note 4. "Fair Value of Financial Instruments" for a discussion of the determination of the fair value of our investment in life settlement contracts.

Total capital contributions of $1.1 million and $36.1 million were committed to the LSC Entities during the years ended December 31, 2015 and 2014, respectively, of which our proportionate share was $0.6 million and $17.9 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies. Our investments in life settlements and premium finance loans were approximately $264.0 million and $264.5 million as of December 31, 2015 and 2014, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded a gain on investment in life settlement contracts, net of profit commission, of approximately $19.8 million, $12.3 million and $13.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Net Earned Premium.  Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2015 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2015 and the other half in 2016. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk.The coverages range in duration from one month to 120 months. Our U.S. warranty business has an average duration of 57 months, while our European warranty business has an average duration of 43 months and our European casualty business has average duration of 12 months.

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

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of certain subsidiaries of Maiden, NGHC, and ACP Re, Ltd. for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to NGHC and its affiliates for a fee.

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

Other Expense. Other expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which we engage, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities, such as those generated by Builders & Tradesman's Insurance Services, Inc. ("BTIS"), CNH Industrial Canada Insurance and CNH Industrial Insurance Agency Inc. (collectively, "CNH"), First Nonprofit Insurance Company ("FNIC"), Oryx Insurance Brokerage, Inc., RS Acquisition Holdco, LLC and it subsidiaries (collectively, "Risk Services"), TMI Solutions, LLC, Warrantech Corporation and its subsidiaries (collectively, "Warrantech") and Warranty Solutions.

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

Reserves for Loss and Loss Adjustment Expenses and Unearned Premium Reserves.  We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our reserves for loss and loss adjustment expenses are estimated using case-by-case valuations and actuarial analysis.

We utilize a combination of generally accepted and standard actuarial methods to estimate our reserves for loss and loss adjustment expenses. Embedded within these actuarial methods are loss development assumptions selected by either a review of our specific loss development history, industry loss development characteristics, or a combination of both depending on the line of business and the maturity of the loss experience to date. Our actuaries generate a range within which it is reasonably likely that our ultimate loss and loss adjustment expenses for claims incurred in a particular time period will fall. Although not an exhaustive list, the range is affected by factors such as line of business, volatility of losses, duration of liabilities and other macroecomic factors that create uncertainty around the estimate. The results of multiple actuarial methods may also influence the range selection.

Loss development factors are a key assumption underlying many of the actuarial methods utilized. Loss development factors are the ratio of losses at successive evaluations for a defined group of claims (e.g., accident year, accident quarter, etc.). Loss development factors may be dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, case reserving practices, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2015 should develop similarly to losses incurred in 2014 and prior years over comparable time periods. However, due to the inherent uncertainty in the loss development factors, future development may differ significantly from past development.

Notwithstanding the inherent uncertainty, we have not observed material variability in our loss development factors for our largest books of business. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity.

For example, as of December 31, 2015, the average cost per workers’ compensation claim was $12,481, which was a 3.0% increase over the claims severity from 2001 – 2014 of $12,121. In 2015, claims frequency (number of claims per $1.0 million of payroll) increased to .986 from .982, an increase of .39%, for the period between 2001 and 2015.

In the event of a 5% increase in claims frequency (all other things remaining equal) as measured by our workers' compensation insureds’ payroll, which we believe is the most important assumption regarding our business, our loss reserves as of December 31, 2015 would be understated by $52 million and would result in an after tax reduction in stockholders’ equity of $34 million. In the event of a 5% increase in claim severity (all other things remaining equal), which is the average incurred loss per claim, our loss and loss adjustment expense reserves would be understated by $35.3 million and would result in an after tax reduction in stockholders’ equity of $22.9 million.

On a quarterly basis, we review our reserves to determine whether the expected loss emergence based on our actuarial assumptions is consistent with the actual loss emergence to date. We also perform monthly diagnostic reviews in the form of reported and paid loss ratios to date and compare to comparable historical points to detect any possible anomalous results. In the event of a result that looks materially different from our previous loss history, we would seek to determine the causes (e.g., underwriting, claims, inflation, and/or regulatory) and may adjust our reserves depending on the identified cause. For example, if the emergence of our total incurred losses were 5% greater than what our loss emergence patterns (development factors) would have predicted, we may adjust our reserves for the periods in question. In 2015, 2014 and 2013, our liabilities for unpaid losses and LAE attributable to prior accident years increased by $33.9 million, $18.6 million and $30.9 million, respectively. This was primarily driven by unfavorable loss development in our Small Commercial Business and Specialty Program segments, as well as a portion of our European casualty business in 2015. We will continue to monitor the accuracy of our loss development factors and related actuarial assumptions, as well as the adequacy of our reserves.

There is generally more uncertainty in the unearned premium reserve than in the IBNR reserve in our Specialty Risk and
Extended Warranty segment because our warranty claims are short-tailed . Claims are generally reported immediately after they occur and are closed within months of reporting. In the Specialty Risk and Extended Warranty segment, the reserve for unearned premium is an estimate of our liability for projected future losses emanating from the unearned portion of written policies and is inherently more uncertain than the IBNR reserve. Approximately 52.6% of polices written have policy terms exceeding one year. A portion of these policies are not earned on a straight line over the contract period. Those policies are earned over the period of risk in proportion to the amount of insurance protection provided. As of December 31, 2015, we had unearned premium of approximately $682 million on these policies. An upward/downward movement of 5% on the entire pool of the earn out pattern for these policies would result in an increase/decrease in unearned premium of approximately $34.1 million. In 2015, we had no material changes to prior period estimates of these claim patterns. Our liability for return of unearned premium is not significant.

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

Other Investments. Other investments consisted primarily of investments in private limited partnerships, real estate partnerships and annuities. Other investments accounted for approximately 1.4% of our investment portfolio as of December 31, 2015, which we believe is immaterial to our overall financial position or results of operations. We use the equity method of accounting to account for a majority of our other investments, which are typically accounted for on a three month lag basis. For the other investments reported at fair value, we estimate the fair value based on significant unobservable inputs in the valuation process. As a result, we classified the fair value estimates as Level 3 in the financial hierarchy.

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

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2015, 2014 and 2013, we recorded impairment write-downs of approximately $19.2 million, $8.0 million and $2.9 million, respectively, after determining that certain of our investments were OTTI.

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

Business Combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in our consolidated financial statements. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value of loss and loss adjustment expense reserves by recording the acquired loss reserves based on our existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is recorded either as an intangible asset or an other liability, as applicable, and amortized proportionately to the decrease in the acquired loss and loss adjustment expense reserves over the payout period for the acquired loss and loss adjustment expense reserves. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. We assign fair values to intangible assets based on valuation techniques including the income and market approaches. We expense costs associated with the acquisition of a business in the period incurred. We include the results of operations of an acquired business in our consolidated financial statements from the date of the acquisition.

Goodwill and Intangible Assets. We account for goodwill and intangible assets in accordance with ASC 820, Business Combinations and ASC 350, Intangibles — Goodwill and Other. We record an acquisition price paid that is in excess of net assets (“goodwill”) arising from a business combination as an asset, and it is not amortized. We amortize intangible assets with a finite life over the estimated useful life of the asset. We do not amortize intangible assets with an indefinite useful life. We review our finite-lived intangible assets for impairment when events or change in circumstances indicate that the carrying value of such intangible assets may not be recoverable from estimated cash flows. We test goodwill and intangible assets with indefinite lives for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations.

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

Results of Operations

Consolidated Results of Operations

	Year End December 31,
	2015	2014	2013
	(Amounts in Thousands)
Gross written premium	$6,799,537	$6,087,965	$4,116,911

Net written premium	$4,260,058	$3,956,618	$2,565,673
Change in unearned premium	(238,331)	(430,054)	(299,683)
Net earned premium	4,021,727	3,526,564	2,265,990
Service and fee income (related parties - $76,454, $58,428,and $51,545)	478,206	409,743	331,559
Net investment income	156,290	131,601	84,819
Net realized gain on investments	8,117	16,423	15,527
Total revenues	4,664,340	4,084,331	2,697,895
Loss and loss adjustment expense	2,682,208	2,342,619	1,517,361
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $510,792; $405,071, and $276,556)	979,502	856,923	533,162
Other	466,759	436,350	291,617
Total expenses	4,128,469	3,635,892	2,342,140
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	535,871	448,439	355,755
Other income (expense):
Interest expense (net of interest income - related party - $8,701; $2,601 and $-)	(48,052)	(45,857)	(34,691)
Loss on extinguishment of debt	(5,271)	(9,831)	—
Net gain on investment in life settlement contracts net of profit commission	19,844	12,306	3,800
Foreign currency gain (loss)	43,260	60,245	(6,533)
Acquisition gain on purchase	5,826	—	48,715
Gain on sale of subsidiary	—	6,631	—
Total other income (expense)	15,607	23,494	11,291
Income before income taxes and equity in earnings of unconsolidated subsidiaries	551,478	471,933	367,046
Provision for income taxes	66,341	53,686	98,019
Income before equity in earnings of unconsolidated subsidiaries	485,137	418,247	269,027
Equity in earnings of unconsolidated subsidiaries – related party	25,385	28,351	11,566
Net income	$510,522	$446,598	$280,593
Non-controlling and redeemable non-controlling interest	(6,928)	416	1,633
Net income attributable to AmTrust Financial Services, Inc.	$503,594	$447,014	$282,226
Dividends on preferred stock	(31,590)	(12,738)	(3,989)
Net income attributable to AmTrust common stockholders	$472,004	$434,276	$278,237

Net realized gain on investments:
Total other-than-temporary impairment losses	$(19,155)	$(8,039)	$(2,869)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(19,155)	(8,039)	(2,869)
Net realized gain on available for sale securities	15,578	21,858	18,396
Net realized gain on trading securities	11,694	2,604	—
Net realized investment gain	$8,117	$16,423	$15,527

Consolidated Results of Operations 2015 Compared to 2014

Gross Written Premium.  Gross written premium increased $711.6 million, or 11.7%, to $6,799.5 million from $6,088.0 million for the years ended December 31, 2015 and 2014, respectively. The increase of $711.6 million is attributable to growth in all three of our segments, both organically and from the acquisitions of CorePointe, Springfield and Warranty Solutions. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, partially offset by the assumption of $199.7 million of non-recurring premium during the first quarter of 2014 as part of the cut through reinsurance agreement with Tower. The largest increases came from the states of California, Florida and New York. The increase in the Specialty Program segment resulted primarily from expansion of our existing programs. The majority of the increase in our Specialty Risk and Extended Warranty segment resulted from growth in our domestic business from expansion of existing programs, which was partially offset by declines in gross written premium in our European business due to the strengthening of the U.S. dollar relative to the Euro and British Pound.

Net Written Premium.  Net written premium increased $303.4 million, or 7.7%, to $4,260.1 million from $3,956.6 million for the years ended December 31, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $49.7 million; Specialty Risk and Extended Warranty — $117.1 million; and Specialty Program — $136.7 million. Net written premium increased for the year ended December 31, 2015 compared to 2014 due to an increase in gross written premium, which was partially offset by a decrease in the retention of gross written premium to 62.7% from 65.0% for the years ended December 31, 2015 and 2014, respectively. The decrease in retention resulted primarily from an increase in business written that is covered under the Maiden Quota Share in 2015 and the assumption of non-recurring premium during the first quarter of 2014 that was not subject to the Maiden Quota Share. Additionally, the increase in net written premium was partially offset by $174 million of non-recurring unearned premium we assumed from Tower during the first quarter of 2014. Absent this assumption, net written premium would have increased approximately $477 million, or 13.1%.

Net Earned Premium.  Net earned premium increased $495.2 million, or 14.0%, to $4,021.7 million from $3,526.6 million for the years ended December 31, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $280.1 million; Specialty Risk and Extended Warranty — $72.8 million; and Specialty Program — $151.2 million. The increase was partially offset by a decrease in Personal Lines Reinsurance — $8.9 million. The increase in net earned premium resulted from the increase in gross written premium in 2015.

Service and Fee Income. Service and fee income increased $68.5 million, or 16.7%, to $478.2 million from $409.7 million for the years ended December 31, 2015 and 2014, respectively. We increased service and fee income by approximately $46.2 million from acquisitions, including Oryx, TMI and Warranty Solutions. Additionally, fees for services provided to Maiden, NGHC and ACP Re increased by approximately $17.8 million in 2015 compared to 2014.

Net Investment Income.  Net investment income increased $24.7 million, or 18.8%, to $156.3 million from $131.6 million for the years ended December 31, 2015 and 2014, respectively. The increase resulted primarily from having a higher average portfolio of fixed maturity securities during 2015 compared to 2014, which was achieved by our investment of certain proceeds from stock and debt offerings in 2015 and 2014 and the acquisitions of CorePointe, Comp Options and Warranty Solutions. Additionally, our investment yields were slightly higher period over period.

Net Realized Gains (Losses) on Investments. We had net realized gains on investments of $8.1 million and $16.4 million for the years ended December 31, 2015 and 2014, respectively. The decrease related to higher other than temporary impairment of fixed maturity securities, which were $19.2 million and $8.0 million for the years ended December 31, 2015 and 2014, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $339.6 million, or 14.5%, to $2,682.2 million for the year ended December 31, 2015 from $2,342.6 million for the year ended December 31, 2014. Our loss ratio for the years ended December 31, 2015 and 2014 was 66.7% and 66.4%, respectively. The loss ratio remained stable for the year ended December 31, 2015 compared to the year ended December 31, 2014 as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years. During the second half of 2015, our loss ratio increased in our Specialty Risk and Extended Warranty segment, which resulted from a revision to our ultimate losses on certain casualty lines in our European business due to an increase of our carried incurred but not reported claim reserves. The increase in the Specialty Risk and Extended Warranty loss ratio was partially offset by our Small Commercial Business segment's loss ratio, which decreased as a result of improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $122.6 million, or 14.3%, to $979.5 million for the year ended December 31, 2015 from $856.9 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, for which we receive a ceding commission of 34.375% for premiums ceded. The ceding commission earned during the years ended December 31, 2015 and 2014 was $526.8 million and $405.1 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was reasonably consistent period over period as a percentage of ceded earned premiums. The expense ratio remained consistent at 24.3% in both 2015 and 2014.

Other. Other expenses increased $30.4 million, or 7.0%, to $466.8 million for the year ended December 31, 2015 from $436.4 million for the year ended December 31, 2014. The increase resulted primarily from the expansion of our product warranty registration and claims handling services for CNH. We also incurred an additional $17.3 million of depreciation and amortization expense in 2015 compared to 2014.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $87.4 million, or 19.5%, to $535.9 million from $448.4 million for the years ended December 31, 2015 and 2014, respectively. The change in income from 2015 to 2014 resulted primarily from an increase in underwriting income of approximately $33 million, an increase of income from our fee based business of approximately $38 million and an increase in income from our investment portfolio of approximately $16 million.

Interest Expense.  Interest expense for the years ended December 31, 2015 and 2014 was $48.1 million and $45.9 million, respectively. The increase was primarily related to the issuance of $285 million of subordinated notes in 2015, partially offset by interest income of approximately $6.1 million related to our $125 million loan to ACP Re, which we entered into during the third quarter of 2014.

Net Gain on Investment in Life Settlement Contracts. We recognized a gain on investment in life settlement contracts of $19.8 million for the year ended December 31, 2015 compared to a gain of $12.3 million for the year ended December 31, 2014. The increase resulted from a higher number of maturities in 2015 than in 2014.

Acquisition Gain on Purchase. We recognized a gain on acquisition of approximately $5.8 million related to the purchase of CorePointe during 2015. We did not recognize any gains on acquisition during 2014.

Foreign Currency Gain (Loss). The foreign currency transaction gain was $43.3 million and $60.2 million during the years ended December 31, 2015 and 2014, respectively. The gains resulted from fluctuations in exchange rates related to internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company.

Provision for Income Tax. Income tax expense was $66.3 million for the year ended December 31, 2015, which resulted in an effective rate of 12.0%. Income tax expense was $53.7 million for the year ended 2014, which resulted in an effective tax rate of 11.4% for the year ended December 31, 2014. During 2015, our provision for income tax benefited from a return to provision adjustment during the third quarter of approximately $80 million, or 13.7%. The return to provision was driven primarily by changes in permanent transfer pricing tax adjustments. Our effective tax rate was favorably impacted for 0.4% and 19.6% during the years ended December 31, 2015 and 2014, respectively, related to the reduction of our net deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers, which was approximately $2 million and $92 million in 2015 and 2014, respectively. The deferred tax liabilities attributable to Luxembourg reinsurers included a valuation allowance of approximately $81 million and $0 million at December 31, 2015 and 2014, respectively. The valuation allowance was the result of our current inability to generate sufficient future income in Luxembourg in order to fully utilize the NOLs incurred to date. Absent the impact of the equalization reserves, our effective tax rates would have been 12.4% and 31.0% for the years ended December 31, 2015 and 2014, respectively.

Equity in Earnings of Unconsolidated Subsidiaries — Related Party. Equity in earnings of unconsolidated subsidiaries — related party decreased by $3.0 million for the year ended December 31, 2015 to $25.4 million compared to $28.4 million for the year ended December 31, 2014. We had equity income from NGHC of $9.6 million and $14.7 million in 2015 and 2014, respectively, related to decreases in our ownership percentages of NGHC as a result of public offerings by NGHC in 2015 and 2014. This year over year decrease was partially offset by an increase in earnings from our proportionate share of equity income from NGHC's results of operations in 2015 compared to 2014.

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

Net Written Premium. Net written premium increased $1,390.9 million, or 54.2%, to $3,956.6 million from $2,565.7 million for the years ended December 31, 2014 and 2013, respectively. The increase by segment was: Small Commercial Business — $947.1 million; Specialty Risk and Extended Warranty — $389.7 million; and Specialty Program — $120.0 million. The increase was partially offset by a decrease in Personal Lines Reinsurance — $65.8 million. Net written premium increased for the year ended December 31, 2014 compared to the same period in 2013 due to the increase in gross written premium in 2014 compared to 2013, and the increase in retention of gross written premium because of growth in lines of business in our Small Commercial Business segment and Specialty Risk and Extended Warranty segment that are not covered by the Maiden Quota Share. Our overall retention of gross written premium was 65.0% and 62.3% for the years ended December 31, 2014 and 2013 , respectively.

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

Net Investment Income. Net investment income increased $46.8 million , or 55.2%, to $131.6 million from $84.8 million for the years ended December 31, 2014 and 2013, respectively. The increase resulted primarily from having a higher average portfolio of fixed security investment securities during 2014 compared to 2013, as a result of the acquisitions of AmTrust at Lloyd's, Insco Dico and Comp Options, the issuance of preferred stock and cash generated from operations, partially offset by lower overall yields.

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

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $323.8 million, or 60.7%, to $856.9 million for the year ended December 31, 2014 from $533.2 million for the year ended December 31, 2013. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, for which we receive a ceding commission of 34.375% for premiums ceded. The ceding commission earned during the years ended December 31, 2014 and 2013 was $405.1 million and $276.6 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was reasonably consistent period over period as a percentage of ceded earned premiums. The expense ratio increased to 24.3% in 2014 from 23.5% in 2013 , and was impacted primarily by higher policy acquisition expenses in 2014 in our Specialty Risk and Extended Warranty segment.

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

Interest Expense. Interest expense for the years ended December 31, 2014 and 2013 was $45.9 million and $34.7 million, respectively. The increase was primarily related to interest expense on the $250 million of 6.125% notes due 2023 issued in August of 2013 and the letter of credits outstanding under our Funds at Lloyd's credit facility.

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

Small Commercial Business Segment — Results of Operations

	Year End December 31,
	2015	2014	2013
	(Amounts in Thousands)
Gross written premium	$3,320,650	$2,999,714	$1,659,980

Net written premium	$1,932,100	$1,882,383	$935,313
Change in unearned premium	(45,220)	(275,578)	(101,501)
Net earned premium	1,886,880	1,606,805	833,812

Loss and loss adjustment expense	(1,234,089)	(1,055,521)	(548,598)
Acquisition costs and other underwriting expenses	(485,909)	(416,965)	(212,824)
	(1,719,998)	(1,472,486)	(761,422)
Underwriting income	$166,882	$134,319	$72,390

Key Measures:
Net loss ratio	65.4%	65.7%	65.8%
Net expense ratio	25.8%	25.9%	25.5%
Net combined ratio	91.2%	91.6%	91.3%

Small Commercial Business Segment Results of Operations 2015 Compared to 2014

Gross Written Premium. Gross written premium increased $320.9 million, or 10.7%, to $3,320.7 million for the year ended December 31, 2015 from $2,999.7 million for the year ended December 31, 2014. The majority of the increase was attributable to an increase in the number of workers' compensation policies issued. Approximately 74% of this increase was from the states of California, Florida and New York. Additionally, the acquisition of Comp Options contributed approximately $46 million of incremental gross written premium for the year ended December 31, 2015. Absent the assumption of $199.7 million of non-recurring premium during the first three months of 2014, primarily related to our cut through reinsurance agreement with Tower, gross written premium would have increased by $520.6 million, or 17.4%.

Net Written Premium. Net written premium increased $49.7 million, or 2.6%, to $1,932.1 million from $1,882.4 million for the years ended December 31, 2015 and 2014, respectively. The increase in net written premium resulted from an increase in gross written premium for the year ended December 31, 2015 compared to the year ended December 31, 2014, partially offset by a decrease of our retention of gross written premium period over period caused by growth in lines of business covered by the Maiden Quota Share. Our retention of gross written premium for the segment was 58.2% and 62.8% for the years ended December 31, 2015 and 2014, respectively. Additionally, the increase in net written premium was partially offset by $174 million of non-recurring unearned premium we assumed from Tower during the first quarter of 2014. Absent this assumption, net written premium would have increased approximately $224 million, or 13.1%.

Net Earned Premium. Net earned premium increased $280.1 million, or 17.4%, to $1,886.9 million for the year ended December 31, 2015 from $1,606.8 million for the year ended December 31, 2014. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the year ended December 31, 2015 compared to the year ended December 31, 2014, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $178.6 million, or 16.9%, to $1,234.1 million for the year ended December 31, 2015 from $1,055.5 million for the year ended December 31, 2014. Our loss ratio for the segment for the year ended December 31, 2015 decreased to 65.4% from 65.7% for the year ended December 31, 2014. The decrease in the loss ratio was the result, primarily, of lower current accident year selected ultimate losses in 2015 as compared to selected ultimate losses in 2014. The decrease in the loss ratio resulted from improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development in 2015.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $68.9 million, or 16.5%, to $485.9 million for the year ended December 31, 2015 from $417.0 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2015 and 2014 of $261.2 million and $197.7 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio decreased to 25.8% for the year ended December 31, 2015 compared to 25.9% for the year ended December 31, 2014. The slight decrease in the expense ratio related to the increase in the percentage of worker's compensation policies, which have lower policy acquisition costs, in relation to the total number of policies issued in the segment during the second half of the 2015.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio increased to $166.9 million for the year ended December 31, 2015 compared to $134.3 million for the year ended December 31, 2014. The increase resulted primarily from an increase in the level of earned premium during the year ended December 31, 2015 compared to 2014, combined with a stable combined ratio during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

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

Net Written Premium. Net written premium increased $947.1 million, or 101.3%, to $1,882.4 million from $935.3 million for the years ended December 31, 2014 and 2013 , respectively. The increase in net premium resulted from an increase in gross written premium for the year ended December 31, 2014 compared to the year ended December 31, 2013, as well as an increase in the retention of gross written premium period over period caused by growth in lines of business that are not covered by the Maiden Quota Share. Our retention of gross written premium for the segment was 62.8% and 56.3% for the years ended December 31, 2014 and 2013, respectively.

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

Specialty Risk and Extended Warranty Segment — Results of Operations

	Year End December 31,
	2015	2014	2013
	(Amounts in Thousands)
Gross written premium	$2,158,921	$1,983,052	$1,511,649

Net written premium	$1,450,817	$1,333,747	$944,081
Change in unearned premium	(145,781)	(101,509)	(132,244)
Net earned premium	1,305,036	1,232,238	811,837

Loss and loss adjustment expense	(882,306)	(817,780)	(545,516)
Acquisition costs and other underwriting expenses	(265,154)	(253,794)	(151,188)
	(1,147,460)	(1,071,574)	(696,704)
Underwriting income	$157,576	$160,664	$115,133

Key measures:
Net loss ratio	67.6%	66.4%	67.2%
Net expense ratio	20.3%	20.6%	18.6%
Net combined ratio	87.9%	87.0%	85.8%

Specialty Risk and Extended Warranty Segment Results of Operations 2015 Compared to 2014

Gross Written Premium. Gross written premium increased $175.9 million, or 8.9%, to $2,158.9 million for the year ended December 31, 2015 from $1,983.1 million for the year ended December 31, 2014. We experienced growth in our U.S. business from new programs, expansion of existing lines of business and the assumption of unearned premium of approximately $48 million. The segment's European business was negatively impacted by currency fluctuations of approximately $156 million. Absent the impact of currency fluctuations, gross written premium for our European business would have increased by approximately $147 million for 2015 compared to 2014 as a result of an increase in warranty and Italian medical liability business.

Net Written Premium.  Net written premium increased $117.1 million, or 8.8%, to $1,450.8 million from $1,333.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as a consistent retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 67.2% and 67.3% for the years ended December 31, 2015 and 2014, respectively.

Net Earned Premium.  Net earned premium increased $72.8 million, or 5.9%, to $1,305.0 million for the year ended December 31, 2015 from $1,232.2 million for the year ended December 31, 2014. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expense increased $64.5 million, or 7.9%, to $882.3 million for the year ended December 31, 2015 from $817.8 million for the year ended December 31, 2014. Our loss ratio for the segment for the year ended December 31, 2015 increased to 67.6% from 66.4% for the year ended December 31, 2014. The increase in the loss ratio for the year ended December 31, 2015 resulted primarily from increases in selected ultimate losses for our European business for current and prior accident years resulting from the increase in our carried incurred but not reported claim reserves during the second half of 2015, which was offset by declines in our domestic selected ultimate losses compared to selected losses in prior accident years. This increase was muted by consistent accident year selected ultimate losses compared to selected ultimate losses in prior accident years for our domestic business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $11.5 million, or 4.5%, to $265.2 million for the year ended December 31, 2015 from $253.8 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2015 and 2014 of $142.7 million and $120.3 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense as a result of the growth in our Small Commercial Business segment. Our expense ratio was 20.3% for the year ended December 31, 2015, which is consistent compared to 20.6% for the year ended December 31, 2014.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio decreased to $157.6 million for the year ended December 31, 2015 compared to $160.7 million for the year ended December 31, 2014. This decrease resulted primarily from an increase in the loss ratio during the year ended December 31, 2015 compared to 2014, partially offset by an increase in earned premium during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

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

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $102.7 million, or 67.9%, to $253.8 million for the year ended December 31, 2014 from $151.2 million for the year ended December 31, 2013 . Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the year ended December 31, 2014 and 2013 of $120.3 million and $83.2 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense as a result of the growth in our Small Commercial Business segment. As a result, our expense ratio increased to 20.6% for the year ended December 31, 2014 compared to 18.6% for the year ended December 31, 2013. Additionally, the increase in the expense ratio in 2014 related to higher policy acquisition costs incurred by AmTrust at Lloyd's, which was acquired at the end of 2013.

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

Specialty Program Segment — Results of Operations

	Year End December 31,
	2015	2014	2013
	(Amounts in Thousands)
Gross written premium	$1,319,966	$1,105,199	$879,455

Net written premium	$877,141	$740,488	$620,452
Change in unearned premium	(47,330)	(61,876)	(100,081)
Net earned premium	829,811	678,612	520,371

Loss and loss adjustment expense	(565,813)	(456,422)	(355,067)
Acquisition costs and other underwriting expenses	(228,439)	(183,541)	(138,650)
	(794,252)	(639,963)	(493,717)
Underwriting income	$35,559	$38,649	$26,654

Key measures:
Net loss ratio	68.2%	67.3%	68.2%
Net expense ratio	27.5%	27.0%	26.6%
Net combined ratio	95.7%	94.3%	94.9%

Specialty Program Segment Results of Operations 2015 Compared to 2014

Gross Written Premium. Gross written premium increased $214.8 million, or 19.4%, to $1,320.0 million for the year ended December 31, 2015 from $1,105.2 million for the year ended December 31, 2014. The increase in gross written premium resulted from expansion of existing programs, including workers' compensation, commercial automobile and general liability programs.

Net Written Premium. Net written premium increased $136.7 million, or 18.5%, to $877.1 million for the year ended December 31, 2015 from $740.5 million for the year ended December 31, 2014. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2015 compared to the year ended December 31, 2014, partially offset by a lower retention of gross written premium during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 66.5% and 67.0% for the years ended December 31, 2015 and 2014, respectively. The decrease in the retention of gross written premium in 2015 related to an increase in business written that is covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $151.2 million, or 22.3%, to $829.8 million for the year ended December 31, 2015 from $678.6 million for the year ended December 31, 2014. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2015 compared to 2014.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $109.4 million, or 24.0%, to $565.8 million for the year ended December 31, 2015 compared to $456.4 million for the year ended December 31, 2014. Our loss ratio for the segment for the year ended December 31, 2015 increased to 68.2% from 67.3% for the year ended December 31, 2014. The increase in the loss ratio resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years in certain general liability programs, and was partially offset by improved pricing. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $44.9 million, or 24.5%, to $228.4 million for the year ended December 31, 2015 from $183.5 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2015 and 2014 by $123.0 million and $87.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 27.5% for the year ended December 31, 2015 from 27.0% for the year ended December 31, 2014. The increase in the expense ratio during 2015 related to the increase in the percentage of business in this segment derived from our commercial automobile and general liability businesses, which have higher policy acquisition costs than other types of business in this segment.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio were $35.6 million and $38.6 million for the years ended December 31, 2015 and 2014, respectively. The decrease of $3.1 million resulted primarily from an increase in the combined ratio in 2015 compared to 2014.

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

Net Written Premium. Net written premium increased $120.0 million , or 19.3% , to $740.5 million for the year ended December 31, 2014 from $620.5 million for the year ended December 31, 2013. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2014 compared to the year ended December 31, 2013, partially offset by a lower retention of gross written premium during 2014 compared to 2013. Our overall retention of gross written premium for the segment was 67.0% and 70.5% for the years ended December 31, 2014 and 2013, respectively. The decrease in the retention of gross written premium in 2014 related to an increase in business covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $158.2 million , or 30.4% , to $678.6 million for the year ended December 31, 2014 from $520.4 million for the year ended December 31, 2013. As premiums written earn ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2014 compared to 2013. Additionally, increase in net earned premium was positively impacted in 2014 from the segment having 81% of its total net written premium for the year generated during the first nine months of 2014 compared to 77% in 2013.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $101.4 million, or 28.6% , to $456.4 million for the year ended December 31, 2014 compared to $355.1 million for the year ended December 31, 2013. Our loss ratio for the segment for the year ended December 31, 2014 decreased to 67.3% from 68.2% for the year ended December 31, 2013. The decrease in the loss ratio for the year ended December 31, 2014 resulted primarily from a change in business mix. During the year ended December 31, 2014, we wrote a higher percentage of workers' compensation policies, which have lower ultimate loss selections than other types of policies issued in this segment. We did not have any material increases or decreases as a result of prior year loss development.

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

Our investment portfolio, which consists of cash, cash equivalents, restricted cash and cash equivalents, fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments, and equity investments, increased $1.4 billion, or 26.3%, to $7.0 billion at December 31, 2015 from $5.5 billion as of December 31, 2014. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. This increase in our investment portfolio during the year ended December 31, 2015 was primarily attributable to the acquisitions of CorePointe, Springfield, and Warranty Solutions, as well as the utilization of excess cash from our debt and equity offerings during 2015. Our fixed maturity securities had a fair value of $5.4 billion and an amortized cost of $5.5 billion as of December 31, 2015. Our equity securities, including both available-for-sale and trading securities, had a fair value of $131.8 million with a cost of $136.3 million as of December 31, 2015. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing rates. We account for sales of securities under repurchase agreements as collateralized borrowing transactions and we record these sales at their contracted amounts.

Our investment portfolio, exclusive of our life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments, is summarized in the table below by type of investment:

	December 31, 2015		December 31, 2014
	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
	(Amounts in Thousands)
Cash, cash equivalents and restricted cash	$1,312,669	18.9%	$1,088,975	19.7%
Time and short-term deposits	84,266	1.2	63,916	1.2
U.S. treasury securities	70,759	1.0	43,870	0.8
U.S. government agencies	45,558	0.7	13,538	0.2
Municipals	540,426	7.8	482,041	8.7
Foreign government	113,745	1.6	112,731	2.0
Commercial mortgage back securities	151,318	2.2	38,685	0.7
Residential mortgage back securities:
Agency backed	974,838	14.0	975,782	17.7
Non-agency backed	120,229	1.7	22,503	0.4
Collateralized loan / debt obligations	226,094	3.2	—	—
Asset-backed securities	31,837	0.5	710	—
Corporate bonds	3,158,993	45.3	2,563,414	46.6
Preferred stocks	4,989	0.1	3,506	0.1
Common stocks	126,779	1.8	104,287	1.9
	$6,962,500	100.0%	$5,513,958	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2015 and 2014, as rated by Standard and Poor’s.

	December 31, 2015	December 31, 2014
U.S. Treasury	1.3%	1.0%
AAA	12.2	6.7
AA	29.0	39.0
A	28.8	27.9
BBB, BBB+, BBB-	25.8	23.4
BB, BB+, BB-	1.9	1.6
B, B+, B-	0.1	0.1
Other	0.9	0.3
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Average Yield%	Average Duration in Years	Average Yield%	Average Duration in Years
U.S. treasury securities	1.73	3.9	1.95	3.9
U.S. government agencies	2.63	4.2	2.80	4.5
Foreign government	2.27	5.7	2.30	5.8
Corporate bonds	3.33	6.1	3.09	5.3
Municipal bonds	3.33	6.9	3.48	5.3
Collateralized loan / debt obligations	4.22	1.1	—	—
Mortgage and asset backed securities	3.38	4.6	3.24	4.1

As of December 31, 2015, the weighted average duration of our fixed income securities was approximately 5.6 years and had an average yield of 3.3%.

Other investments represented approximately 1.4% and 0.6% of our total investment portfolio as of December 31, 2015 and 2014, respectively. At December 31, 2015, other investments consisted primarily of real estate partnerships totaling $64.9 million, private limited partnerships totaling $21.2 million, an interest in a syndicated term loan of $6.3 million, and annuity and other investments totaling $6.7 million. At December 31, 2014, other investments consisted primarily of private limited partnerships totaling $13.3 million, an interest in a syndicated term loan of $13.0 million, and annuity and other investment of $4.9 million.

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

The impairment charges of our fixed-maturities and equity securities for the years ended December 31, 2015, 2014 and 2013 are presented in the table below:

	2015	2014	2013
	(Amounts in Thousands)
Equity securities	$1,276	$2,646	$2,869
Fixed maturity securities	17,879	5,393	—
	$19,155	$8,039	$2,869

Additionally, we had gross unrealized losses of $143.5 million related to fixed maturity securities and $8.8 million related to marketable equity securities as of December 31, 2015, none of which we deem to be OTTI.

As of December 31, 2015, we own 2,037 purchase lots of corporate bonds in the financial institutions, industrial and other sectors, which account for approximately 25.0%, 30.3% and 2.8%, respectively, and 58.1% in the aggregate of the total fair value of our fixed maturity securities and 24.0%, 55.9% and 6.3%, respectively, and 86.2% in aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.
Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $8.8 million as of December 31, 2015 are not material to our financial position.

The table below summarizes the gross unrealized losses of our available-for-sale fixed maturity and available-for-sale equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2015:

	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$59,302	$(8,711)	67	$402	$(104)	2	$59,704	$(8,815)
U.S. treasury securities	31,658	(232)	77	2,586	(26)	8	34,244	(258)
U.S. government securities	22,412	(262)	20	182	(1)	2	22,594	(263)
Municipal bonds	121,550	(867)	111	17,163	(663)	30	138,713	(1,530)
Foreign government	18,598	(688)	27	5,977	(124)	1	24,575	(812)
Corporate bonds:
Finance	604,898	(33,068)	349	59,020	(1,325)	22	663,918	(34,393)
Industrial	858,632	(65,887)	633	82,495	(14,364)	55	941,127	(80,251)
Utilities	79,358	(5,305)	113	7,712	(3,810)	5	87,070	(9,115)
Commercial mortgage backed securities	35,405	(1,079)	100	2,870	(101)	6	38,275	(1,180)
Residential mortgage backed securities:
Agency backed	334,224	(2,788)	163	35,446	(1,345)	29	369,670	(4,133)
Non-agency backed	95,001	(4,077)	39	4,023	(62)	4	99,024	(4,139)
Collateralized loan / debt obligations	201,086	(6,161)	78	—	—	—	201,086	(6,161)
Asset-backed securities	30,302	(1,309)	70	—	—	—	30,302	(1,309)
	$2,492,426	$(130,434)	1,847	$217,876	$(21,925)	164	$2,710,302	$(152,359)

There are 2,011 securities at December 31, 2015 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

For further information on our investments and related performance, see Note 3. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

We are organized as a holding company with seventeen domestic and five international insurance company subsidiaries, as well as various other non-insurance subsidiaries. Our primary liquidity needs include payment of interest on various debt facilities, stockholder dividends and taxes. Our income is generated primarily from our insurance subsidiaries, service and fee income and investment income.

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. During 2015, we issued $487 million of common stock, $182.5 million of preferred stock and $285 million of debt. In 2014, we issued $185 million of preferred stock and completed a convertible debt exchange and issuance, which resulted in cash proceeds of approximately $68 million. Additionally, the borrowing capacity under our existing revolving credit facility is $350 million, and in 2015 we amended our £235 million (or $346 million) funds at Lloyd's credit facility to increase our borrowing capacity to £300 million (or $442 million).

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of our convertible senior notes submitted by holders for conversion, and other holding company expenses for at least the next twelve months. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2015 and 2014, respectively, our insurance subsidiaries would have been permitted to pay dividends in the aggregate of approximately $621.6 million and $844.0 million, respectively. Our insurance subsidiaries paid dividends to us of $63.6 million, $7.4 million and $6.9 million in 2015, 2014 and 2013, respectively. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in “Item 1. Business — Regulation”, in “Item 1A. Risk Factors” and in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities — Dividend Policy” appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $1,860.4 million, $1,441.2 million, and $953.2 million in 2015, 2014 and 2013, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our total investment portfolio has increased from $5.51 billion (excluding $31.2 million of other investments) as of December 31, 2014 to $6.96 billion (excluding $99.0 million of other investments) as of December 31, 2015. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We also purchase life settlement contracts that require us to make premium payments on individual life insurance policies to maintain the policies. We seek to manage the funding of premium payments required. Historically, we have funded these premium payments from operations. We presently expect to maintain sufficient cash flow from operations to meet future premium payments.

Comparison of Years Ended December 31, 2015 and 2014

Net cash provided by operating activities was approximately $990.8 million for the year ended December 31, 2015, compared to $1,142.5 million for the same period in 2014. The decrease in cash provided from operations from 2014 to 2015 resulted primarily from a reduction in deferred tax liabilities and increase in other assets in 2015 compared to 2014.

Net cash used in investing activities was $1,727.7 million for the year ended December 31, 2015. Net cash used in investing activities was $1,038.9 million for the year ended December 31, 2014. In 2015, net cash used in investing activities primarily included approximately $1,184 million for the net purchase of fixed maturity and equity securities, approximately $242 million for acquisitions, approximately $168 million for capital expenditures and approximately $195 million for an increase of restricted cash, partially offset by the receipt of approximately $102 million from life settlement contract payouts. In 2014, net cash used in investing activities primarily included approximately $736 million for the net purchase of fixed maturity and equity securities, $125 million for a loan to ACP Re, approximately $81 million for acquisitions, approximately $25 million for the acquisition of life settlement contracts, approximately $77 million for capital expenditures and approximately $85 million for an increase of restricted cash, partially offset by the receipt of approximately $10 million from life settlement contract payouts and $20 million from the sale of a subsidiary.

Net cash provided by financing activities was $781.8 million for the year ended December 31, 2015 compared to net cash used in financing activities in 2014 of $15.1 million. In 2015, we received proceeds of $487 million and $177 million from the issuance of common stock and preferred stock, respectively, and $285 million from the issuance of subordinated debt, which was partially offset by payments of $117 million for common and preferred stock dividends and $62 million for the settlement of convertible debt. In 2014, we paid approximately $293 million to settle repurchase agreements, approximately $68 million for preferred and common share dividends and approximately $59 million for share repurchases, which was partially offset by proceeds received of approximately $99 million and $179 million from the issuance of notes and preferred shares, respectively, as well as $120 million from borrowings under our revolving credit facility. Additionally, we received approximately $18 million from non-controlling interest capital contributions to our subsidiaries.

Credit Sources

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. In September 2014, we replaced our $200 million credit facility with this current facility. As of December 31, 2015, we had outstanding borrowings of $130 million and outstanding letters of credit of $117.8 million, which reduced the availability for letters of credit to $57.2 million, and the total aggregate availability under the facility to $102.2 million.

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

Fees payable under this facility include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range based on our consolidated leverage ratio, which was greater than or equal to 25% but less than 30%, resulting in a commitment fee rate of 0.200%).

Interest expense, including amortization of the deferred origination costs and fees associated with letters of credit, was approximately $3.7 million, $1.7 million, and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Funds at Lloyd's facility

We use this £300 million (or $442.1 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2015 underwriting year of account, as well as prior open years of account. The facility is 35% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII’s then-current financial strength rating issued by A.M. Best. As of December 31, 2015, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on AII’s A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and a facility fee upon closing of 0.15% of the total aggregate commitment.

As of December 31, 2015, we had outstanding letters of credit of £295.4 million (or $435.3 million) in place under this letter of credit facility. The aggregate unutilized amount under the facility was £4.6 million (or $6.8 million) as of December 31, 2015. We recorded total interest expense of $3.4 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively.

Other Letter of Credit Facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.5 million was utilized as of December 31, 2015. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $1.8 million as of December 31, 2015.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 12. “Debt” in the audited consolidated financial statements included elsewhere in this report.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $213.2 million of Convertible Senior Notes due 2044 (“2044 Notes”), with a carrying value of $163.1 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $12.2 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. Additionally, we have an outstanding principal balance of $6.0 million of Convertible Senior Notes due 2021 (“2021 Notes”), with a carrying value of $5.2 million, that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2021 Notes was $0.8 million, $13.9 million, and $14.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 12. “Debt” in the audited consolidated financial statements included elsewhere in this report.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if our consolidated leverage ratio exceeds 35%. As of December 31, 2015, the consolidated leverage ratio was less than 30%. Interest expense recognized on these notes was approximately $15.6 million, $15.6 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. For further information on these notes, including restrictive covenants and events of default, see Note 12. “Debt” in the audited consolidated financial statements included elsewhere in this report.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "7.25% 2055 Notes") that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The 7.25% 2055 Notes mature on June 15, 2055. We have the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.25% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $5.9 million for the year ended December 31, 2015. For further information on the 7.25% 2055 Notes, see Note 12. "Debt" in the audited consolidated financial statements included elsewhere in this report.

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes") that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $2.9 million for the year ended December 31, 2015. For further information on the 7.50% 2055 Notes, see Note 12. "Debt" in the audited consolidated financial statements included elsewhere in this report.

2035-2037 Notes

We have outstanding $124 million aggregate principal amount of our four junior subordinated debenture notes ("2035-2037 Notes"). These debenture notes, maturing between 2035 and 2037, were issued by us using the proceeds from issuing trust preferred securities in connection with establishing four special purpose trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $7 million, $8 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to these trust preferred securities. For further information on the 2035-2037 Notes, see Note 12. "Debt" in the audited consolidated financial statements included elsewhere in this report.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under “— Investment Portfolio” appearing elsewhere in this Form 10-K.

Other Material Changes in Financial Position

	December 31,
	2015	2014
	(Amounts in Thousands)
Selected Assets:
Fixed maturities, available-for-sale	$5,433,797	$4,253,274
Reinsurance recoverable, net	3,008,670	2,440,627
Other assets	1,418,677	1,094,943
Selected Liabilities:
Loss and loss expense reserves	$7,208,367	$5,664,205
Unearned premium	4,014,728	3,447,203
Accrued expenses and other current liabilities	901,112	795,877
Debt	1,009,969	757,871

In 2015, fixed maturities increased $1,180.5 million and resulted primarily from utilizing cash from common and preferred stock offerings, debt issuances and operations along with acquisitions. The increase in reinsurance recoverable is directly related to the increase in loss and loss expense reserves. Other assets increased $323.7 million and resulted from increases in deferred tax assets and tax receivable along with continued expansion of our fee business.

Loss and loss expense reserves increased $1,544.2 million and unearned premium increased $567.5 million in 2015 due primarily to higher premium writings in 2015 compared to 2014 as well as assumed amounts from acquisitions in 2015. Accrued expenses and other liabilities increased $105.2 million primarily from acquisitions and increases in premium taxes, assessments and surcharges payable related to growth in premiums. Debt increased by $252.1 million in 2015 primarily as a result of the issuance of $285 million of subordinated notes.

Reinsurance
We structure our reinsurance programs by analyzing our tolerance for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We retain underwriting risk in certain lines of business in order to capture a greater proportion of expected underwriting profits. We have chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and policy limits are within our risk tolerance.
We may purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. We may also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, along with the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year, and the price changes in recent years have not been material to our net underwriting results. Our reinsurance generally does not cover war or nuclear, biological, chemical or radiological terrorism risks.
In our proportional reinsurance programs, we generally receive a commission on the premium ceded to reinsurers. This “ceding commission” compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers. We also place reinsurance with direct reinsurance markets and enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates that we believe to be financially sound. We carefully monitor the credit quality of our reinsurers when we place new and renewal reinsurance, as well as on an ongoing, current basis. We use objective criteria to select and retain our reinsurers, including requiring minimum surplus of $500 million and a financial strength rating of “A-” or better from A.M. Best or Standard & Poor's Corporation. We approve exceptions to these criteria when warranted.

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

The following table summarizes the top ten reinsurers that account for approximately 83% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2015:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2015
	(Amounts in Thousands)
Maiden Reinsurance Ltd.	A-	$1,967,105
National Workers’ Compensation Reinsurance Pool (NWCRP)(1)	NR	271,545
Hannover Ruckversicherungs AG	A+	47,170
Twin Bridges Ltd.(2)	NR	46,016
American Home Assurance Company	Au	45,600
Midwest Employers Casualty Company	A+	35,641
Motors Insurance Corporation	B++	25,155
Trinity Universal Insurance Company(3)	A-	24,164
CornerStone Re	NR	19,978
Swiss Reinsurance America Corporation	A+	19,715

(1)
As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.

(2)
At the time of the Majestic loss portfolio transfer, this entity was a reinsurer of Majestic. We currently hold collateral of approximately $29.3 million in a trust account related to cessions for Twin Bridges, as well as approximately $19.3 million of funds held.

(3)	Amount recoverable from Trinity Universal is the result of the UBI acquisition. Prior to our acquisition, MCIC, SNIC, AICK and ALIC ceded all of their net retention to Trinity Universal.

Reinsurance Programs and Retentions

The following tables provide a summary of our primary treaty reinsurance programs as of December 31, 2015 for the United States and internationally:

	2015 Domestic Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$10,000,000	$570,000,000	100% of $560,000,000
Property, Quota Share	$18,000,000	$20,000,000	10% of $20,000,000
Property, Per Risk Excess of Loss	$2,000,000	$30,000,000	97% of $28,000,000
Property, Occurrence Excess of loss	$20,000,000	$485,000,000	100% of $465,000,000
Surety, Excess of Loss	$500,000	$20,000,000	70% of $19,500,000
Casualty/Professional, Excess of Loss	$2,500,000	$40,000,000	92% of $38,500,000
Umbrella, Quota Share	$1,500,000	$10,000,000	100% of $8,500,000
Equipment Breakdown, Quota Share	$—	$100,000,000	100% of $100,000,000

	2015 International Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss (AEL)	$800,000	$4,800,000	100% of $4,000,000
Property, Occurrence Excess of Loss	$7,500,000	$160,000,000	100% of $152,500,000
Property, Per Risk Excess of Loss (ATL)	$800,000	$4,800,000	100% of $4,000,000
Surety, Excess of Loss and Quota Share	$4,500,000	$45,000,000	100% of $41,500,000
Casualty, Excess of Loss	$3,000,000	$20,000,000	100% of $17,000,000
Latent Defect, Excess of Loss	$3,200,000	$40,000,000	100% of $36,800,000
Accident and Health, Excess of Loss	$800,000	$32,000,000	100% of $31,200,000
Car Care, Excess of Loss	$1,000,000	$105,000,000	97.5% of $104,000,000
Medical Malpractice, Quota Share	$6,600,000	$11,000,000	40% of $11,000,000
Personal Accident, Excess of Loss	$2,000,000	$50,000,000	100% of $48,000,000
Pecuniary Risks	$5,000,000	$35,000,000	100% of $30,000,000

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

Maiden Quota Share

In 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Reinsurance Ltd. ("Maiden Reinsurance"), formerly known as Maiden Insurance Company, Ltd., entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the our U.K. insurance subsidiary, AEL, net of commissions). AII also retrocedes 40% of losses. Certain business that we commenced writing after the effective date, including our European medical liability business included in the table above, business assumed from Tower pursuant to the cut through reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5 million is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

AII and Maiden Reinsurance entered into an agreement to commute certain ceded loss reserves and unearned premium as of September 30, 2015 for an agreed consideration of approximately $107,000 for certain lines of business. As a result of this agreement, these lines of business will be excluded from future cessions to Maiden.

We recorded approximately $510.8 million, $405.1 million and $276.6 million of ceding commission during 2015, 2014 and 2013, respectively, as a result of the Maiden Quota Share.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2015:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$7,208,367	$552,063	$4,809,303	$1,065,485	$781,516
Loss-based insurance assessments(2)	46,992	—	46,992	—	—
Operating lease obligations	91,909	19,926	31,359	22,455	18,169
Purchase obligations(3)	77,457	25,553	41,083	7,741	3,080
Employment agreement obligations	19,860	12,378	7,257	225	—
Life insurance policy premiums related to life settlement contracts and premium finance loans(4)	716,070	54,540	94,411	80,012	487,107
Debt and interest(5)	2,523,126	60,796	123,657	402,698	1,935,975
Total	$10,683,781	$725,256	$5,154,062	$1,578,616	$3,225,847

(1)
The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2015 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Item 1. Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A. Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

(4)
We currently own 255 life settlement contracts with a carrying value of $264.0 million. In order for us to derive the economic benefit of the face value of the policies, we are required to make these premium payments. The contractual obligations are on a consolidated basis. As we have a 50% ownership interest in these life insurance policies and premium finance loans, NGHC has an obligation for 50% of the above contractual obligations.

(5)
The interest related to the debt by period is as follows: $53.6 million — less than 1 year, $106.6 million  — 1 – 3 years, $100.1 million — 3 – 5 years and $1,012.9 million — more than 5 years. In addition, included within debt and interest is $168 million related to the Maiden collateral loan and $6.5 million of associated interest.

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

Interest Rate Risk.  We had fixed maturity securities (excluding $84.3 million of time and short-term deposits) with a fair value of $5.4 billion and amortized cost of $5.5 billion as of December 31, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of December 31, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$4,893,759	$(540,038)	(11.4)%
100 basis point increase	5,152,494	(281,303)	(5.9)%
No change	5,433,797	—	—
100 basis point decrease	5,721,889	288,092	6.1%
200 basis point decrease	6,027,258	593,461	12.5%

Changes in interest rates would affect the fair market value of our fixed rate debt obligations but would not have an impact on our earnings or cash flow. We currently have $1,177.9 million of debt instruments (including a $168.0 million Maiden collateral loan) of which $821.9 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $3.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt. Additionally, our variable rate debt is effectively converted to a fixed rate through the use of an interest rate swap agreements.

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

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euro and British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize approximately $93.8 million in before tax realized currency loss based on our outstanding foreign denominated reserves of approximately $1,875.7 million at December 31, 2015.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities either as available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our stockholders’ equity. As of December 31, 2015, the equity securities in our investment portfolio had a fair value of $131.8 million, representing approximately 1.9% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on stockholders’ equity as of December 31, 2015.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
25% increase	$164,710	$32,942	0.7%
No change	131,768	—	—
25% decrease	98,826	(32,942)	(0.7)

Off Balance Sheet Risk.  We do not have off balance sheet risk as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective as of December 31, 2015. Management excluded from its design and assessment of internal control over financial reporting the internal controls for Warranty Solutions, TMI Solutions, LLC, CorePointe Insurance Company and Springfield Insurance Company and its affiliates, which were acquired during 2015, and which are included in the consolidated balance sheet of AmTrust Financial Services, Inc. as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. The aforementioned companies constituted approximately 4.6% of total assets as of December 31, 2015, and approximately 1.1% of total revenues for the year ended December 31, 2015. Management did not assess the effectiveness of internal control over financial reporting of the acquired entities because of the timing of the acquisitions that were completed at various dates in 2015. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. Our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, our external auditors, who also audited our consolidated financial statements for the year ended December 31, 2015. As stated in their report, BDO expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmTrust Financial Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Warranty Solutions, TMI Solutions, LLC, CorePointe Insurance Company and Springfield Insurance Company and its affiliates, which were acquired during 2015, and which are included in the consolidated balance sheet of AmTrust Financial Services, Inc. as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended.  The aforementioned companies constituted approximately 4.6% of total assets as of December 31, 2015, and approximately 1.1% of total revenues for the year ended December 31, 2015. Management did not assess the effectiveness of internal control over financial reporting of the acquired entities because of the timing of the acquisitions that were completed at various dates in 2015.  Our audit of internal control over financial reporting of AmTrust Financial Services, Inc. also did not include an evaluation of the internal control over financial reporting of aforementioned companies.

In our opinion, AmTrust Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 29, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 19, 2016 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees” and “Security Ownership of Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2015 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	5,389,862	$6.99	8,296,448
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,389,862	$6.99	8,296,448

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Audit and Non-Audit Fees” and “Pre-approval Policies and Procedures of the Audit Committee.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

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

AMTRUST FINANCIAL SERVICES, INC.
February 29, 2016	By:	/s/ Ronald E. Pipoly, Jr.
Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2016
Barry D. Zyskind

/s/ Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Ronald E. Pipoly, Jr.

/s/ Michael Karfunkel	Chairman of the Board	February 29, 2016
Michael Karfunkel

/s/ George Karfunkel	Director	February 29, 2016
George Karfunkel

/s/ Donald T. DeCarlo	Director	February 29, 2016
Donald T. DeCarlo

/s/ Susan Fisch	Director	February 29, 2016
Susan Fisch

/s/ Abraham Gulkowitz	Director	February 29, 2016
Abraham Gulkowitz

/s/ Jay J. Miller	Director	February 29, 2016
Jay J. Miller

AMTRUST FINANCIAL SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 29, 2016

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Par Value per Share)

	December 31,
ASSETS	2015	2014
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $5,482,042; $4,137,146)	$5,433,797	$4,253,274
Equity securities, available-for-sale, at fair value (cost $109,346; $84,075)	104,497	81,044
Equity securities, trading, at fair value (cost $26,937; $25,407)	27,271	26,749
Short-term investments	84,266	63,916
Equity investment in unconsolidated subsidiaries – related parties	138,023	119,712
Other investments (related party $64,869; $0; recorded at fair value $30,309; $13,315)	99,012	31,186
Total investments	5,886,866	4,575,881
Cash and cash equivalents	931,970	902,750
Restricted cash and cash equivalents	380,699	186,225
Accrued interest and dividends	51,487	42,173
Premiums receivable, net	2,115,653	1,851,682
Reinsurance recoverable (related party $1,963,140; $1,517,499)	3,008,670	2,440,627
Prepaid reinsurance premium (related party $1,066,961; $918,505)	1,531,866	1,302,848
Other assets (related party $189,223; $136,516; recorded at fair value $264,001; $264,517)	1,418,677	1,094,943
Deferred policy acquisition costs	704,243	628,383
Property and equipment, net	281,456	154,175
Goodwill	432,700	352,685
Intangible assets	367,345	314,996
	$17,111,632	$13,847,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$7,208,367	$5,664,205
Unearned premiums	4,014,728	3,447,203
Ceded reinsurance premiums payable (related party $379,988; $410,075)	651,051	683,421
Reinsurance payable on paid losses	9,789	3,947
Funds held under reinsurance treaties	23,336	10,653
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at fair value	38,618	13,052
Accrued expenses and other liabilities (recorded at fair value $93,940; $60,271)	901,112	795,877
Deferred income taxes	—	106,363
Debt	1,009,969	757,871
Total liabilities	14,024,945	11,650,567
Commitments and contingencies
Redeemable non-controlling interest	1,172	600
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 and 300,000 shares authorized, 196,455 and 196,422 issued in 2015 and 2014, respectively; 175,915 and 155,478 outstanding in 2015 and 2014, respectively	1,964	1,960
Preferred stock, $0.01 par value; 10,000 shares authorized, 4,968 and 4,785 issued and outstanding in 2015 and 2014, respectively, Aggregated liquidation preference $482,500, $300,000 in 2015 and 2014, respectively	482,500	300,000
Additional paid-in capital	1,383,492	1,021,789
Treasury stock at cost; 20,540 and 40,944 shares in 2015 and 2014, respectively	(162,867)	(297,586)
Accumulated other comprehensive income (loss)	(130,262)	56,123
Retained earnings	1,334,233	954,734
Total AmTrust Financial Services, Inc. equity	2,909,060	2,037,020
Non-controlling interest	176,455	159,181
Total stockholders’ equity	3,085,515	2,196,201
	$17,111,632	$13,847,368
See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Par Value and per Share)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Premium income:
Net written premium	$4,260,058	$3,956,618	$2,565,673
Change in unearned premium	(238,331)	(430,054)	(299,683)
Net earned premium	4,021,727	3,526,564	2,265,990
Service and fee income (related parties - $76,454, $58,428,and $51,545)	478,206	409,743	331,559
Net investment income	156,290	131,601	84,819
Net realized gain on investments	8,117	16,423	15,527
Total revenues	4,664,340	4,084,331	2,697,895
Expenses:
Loss and loss adjustment expense	2,682,208	2,342,619	1,517,361
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $510,792; $405,071, and $276,556)	979,502	856,923	533,162
Other	466,759	436,350	291,617
Total expenses	4,128,469	3,635,892	2,342,140
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	535,871	448,439	355,755
Other income (expenses):
Interest expense (net of interest income - related party - $8,701, $2,601, and $0)	(48,052)	(45,857)	(34,691)
Loss on extinguishment of debt	(5,271)	(9,831)	—
Gain on investment in life settlement contracts net of profit commission	19,844	12,306	3,800
Foreign currency gain (loss)	43,260	60,245	(6,533)
Gain on acquisition	5,826	—	48,715
Gain of sale of subsidiary	—	6,631	—
Total other income (expenses)	15,607	23,494	11,291
Income before income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	551,478	471,933	367,046
Provision for income taxes	66,341	53,686	98,019
Income before equity in earnings of unconsolidated subsidiaries	485,137	418,247	269,027
Equity in earnings of unconsolidated subsidiary – (related parties)	25,385	28,351	11,566
Net income	510,522	446,598	280,593
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(6,928)	416	1,633
Net income attributable to AmTrust stockholders	$503,594	$447,014	$282,226
Dividends on preferred stock	(31,590)	(12,738)	(3,989)
Net income attributable to AmTrust common stockholders	$472,004	$434,276	$278,237
Earnings per common share:
Basic earnings per share	$2.86	$2.89	$1.87
Diluted earnings per share	$2.80	$2.72	$1.78
Dividends declared per common share	$0.55	$0.425	$0.28
Weighted average common shares outstanding - basic	165,042	149,866	148,326
Weighted average common shares outstanding - diluted	168,360	159,034	155,968
Net realized gain on investments:
Total other-than-temporary impairment losses	$(19,155)	$(8,039)	$(2,869)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(19,155)	(8,039)	(2,869)
Net realized gain on available for sale securities	15,578	21,858	18,396

See accompanying notes to consolidated financial statements.

Net realized gain on trading securities and other investment	11,694	2,604	—
Net realized investment gain	$8,117	$16,423	$15,527

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$510,522	$446,598	$280,593
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(77,437)	(17,358)	12,943
Change in fair value of interest rate swap	621	664	1,028
Minimum pension liability	2,686	(1,055)	(1,738)
Unrealized (loss) gain on securities:
Gross unrealized holding (loss) gain	(177,618)	133,775	(138,902)
Less tax (benefit) expense	(62,166)	46,821	(48,616)
Net unrealized holding (loss) gain	(115,452)	86,954	(90,286)
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	4,315	—	—
Other net realized (loss) gain on investments	(1,118)	(4,918)	5,658
Reclassification adjustment for investment gain (loss) included in net income	3,197	(4,918)	5,658
Other comprehensive (loss) income, net of tax	$(186,385)	$64,287	$(72,395)
Comprehensive income	324,137	510,885	208,198
Less: Comprehensive income (loss) attributable to non-controlling and redeemable non-controlling interest	6,928	(416)	(1,633)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$317,209	$511,301	$209,831

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands) Years Ended December 31, 2015, 2014, 2013

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2012	$1,824	$—	$760,193	$(293,791)	$64,231	$611,664	$1,144,121
Net income	—	—	—	—	—	280,593	280,593
Foreign currency translation, net of tax	—	—	—	—	12,943	—	12,943
Change in fair value of derivatives, net of tax					1,028	—	1,028
Minimum pension liability, net of tax	—	—	—	—	(1,738)	—	(1,738)
Unrealized holding loss on investments, net of tax	—	—	—	—	(90,286)	—	(90,286)
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	5,658	—	5,658
Non-controlling interest in subsidiaries	—	—	—	—	—	1,633	1,633
Common share issuance (36 shares)	—	—	251	221	—	—	472
Issuance of restricted stock	—	—	(1,902)	1,902	—	—	—
Stock option compensation	—	—	11,186	—	—	—	11,186
Exercise of stock options, other including tax benefit of $5,109	4	—	1,281	6,777	—	—	8,062
Preferred share issuance (4,600 shares)	—	115,000	(3,870)	—	—	—	111,130
Preferred stock dividend	—	—	—	—	—	(3,989)	(3,989)
Share dividend	132	—	264,965	—	—	(265,097)	—
Common stock dividend	—	—	—	—	—	(39,808)	(39,808)
Balance, December 31, 2013	1,960	115,000	1,032,104	(284,891)	(8,164)	584,996	1,441,005
Net income	—	—	—	—	—	446,598	446,598
Foreign currency translation, net of tax	—	—	—	—	(17,358)	—	(17,358)
Change in fair value of derivatives, net of tax	—	—	—	—	664	—	664
Minimum pension liability, net of tax	—	—	—	—	(1,055)	—	(1,055)
Unrealized holding gain on investments, net of tax	—	—	—	—	86,954	—	86,954
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(4,918)	—	(4,918)
Non-controlling interest in subsidiaries	—	—	—	—	—	910	910
Common share repurchase	—	—	—	(59,154)	—	—	(59,154)
Issuance of restricted stock	—	—	(6,444)	6,444	—	—	—
Extinguishment of 5.5% convertible senior notes	—	—	(19,011)	—	—	—	(19,011)
Issuance of shares in convertible senior note exchange	—	—	(33,409)	33,409	—	—	—
Equity component of 2.75% convertible senior notes, net of income taxes and issue costs	—	—	33,624	—	—	—	33,624
Stock option compensation	—	—	19,114	—	—	—	19,114
Exercise of stock options, other including tax benefit of $10,281	—	—	2,170	6,606	—	—	8,776
Preferred stock issuance (185 shares)	—	185,000	(6,359)	—	—	—	178,641
Distribution of redeemable non-controlling interest	—	—	—	—	—	(494)	(494)
Preferred stock dividend	—	—	—	—	—	(12,738)	(12,738)

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(continued) (In Thousands) Years Ended December 31, 2015, 2014, 2013

Common stock dividend	—	—	—	—	—	(64,538)	(64,538)
Balance, December 31, 2014	1,960	300,000	1,021,789	(297,586)	56,123	954,734	2,037,020

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Net income	$—	$—	$—	$—	$—	$510,522	$510,522
Foreign currency translation, net of tax	—	—	—	—	(77,437)	—	(77,437)
Change in fair value of derivative, net of tax	—	—	—	—	621	—	621
Minimum pension liability, net of tax	—	—	—	—	2,686	—	2,686
Unrealized holding loss on investments, net of tax	—	—	—	—	(115,452)	—	(115,452)
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	3,197	—	3,197
Non-controlling interest in subsidiaries	—	—	—	—	—	(5,793)	(5,793)
Common stock issuance (16,900 shares)	—	—	366,712	120,375	—	—	487,087
Common stock repurchase	—	—	—	(578)	—	—	(578)
Preferred stock issuance (165 shares)	—	182,500	(5,971)	—	—	—	176,529
Extinguishment of 5.5% convertible senior notes	—	—	(19,302)	15,538	—	—	(3,764)
Issuance or purchase of restricted stock	—	—	(3,055)	(2,612)	—	—	(5,667)
Stock option compensation	—	—	22,763	—	—	—	22,763
Exercise of stock options, other including tax benefit of $10,211	4	—	556	1,996	—	—	2,556
Income attributable to redeemable non-controlling interest, net	—	—	—	—	—	(1,135)	(1,135)
Preferred stock dividend	—	—	—	—	—	(31,590)	(31,590)
Common stock dividend	—	—	—	—	—	(92,505)	(92,505)
Balance, December 31, 2015	$1,964	$482,500	$1,383,492	$(162,867)	$(130,262)	$1,334,233	$2,909,060

Non-controlling interest in equity of consolidated subsidiaries:
Balance, December 31, 2012							$103,344
Capital contributions to subsidiaries							36,149
Loss attributable to non-controlling interests							(1,633)
Balance, December 31, 2013							$137,860
Capital contributions to subsidiaries							25,359
Foreign currency translation							(3,128)
Loss attributable to non-controlling interests							(910)
Balance, December 31, 2014							$159,181
Capital contribution to subsidiaries less dividends							11,475
Foreign currency translation							6
Income attributable to non-controlling interests							5,793
Balance, December 31, 2015							$176,455

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$510,522	$446,598	$280,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,012	63,093	53,118
Net amortization of bond premium or discount	17,401	15,395	18,925
Equity earnings on investment in unconsolidated subsidiaries	(25,385)	(28,351)	(11,566)
Gain on investment in life settlement contracts, net	(19,844)	(12,306)	(3,800)
Realized gain on marketable securities	(27,272)	(24,463)	(18,396)
Non-cash write-down of marketable securities	19,155	8,039	2,869
Non-cash write-down of goodwill	55,304	62,898	10,226
Discount on notes payable	5,628	3,095	3,000
Stock based compensation	22,763	19,114	11,186
Loss on extinguishment of debt	5,271	9,831	—
Bad debt expense	18,339	24,294	24,334
Foreign currency (gain) loss	(43,260)	(60,245)	6,533
Gain on sale of subsidiary	—	(6,631)	—
Acquisition gain	(5,826)	—	(48,715)
Dividend received from equity investment	984	246	12,203
Changes in assets – (increase) decrease:
Premiums and notes receivable	(304,088)	(251,544)	(189,503)
Reinsurance recoverable	(570,163)	(503,926)	(547,578)
Deferred policy acquisition costs, net	(75,860)	(159,979)	(97,561)
Prepaid reinsurance premiums	(151,241)	(291,544)	(133,787)
Prepaid expenses and other assets	(273,096)	(123,867)	(310,177)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	20,687	48,656	87,520
Loss and loss expense reserves	1,440,388	1,219,993	1,177,625
Unearned premiums	380,386	706,976	586,219
Funds held under reinsurance treaties	9,955	(10,397)	(6,372)
Accrued expenses and other current liabilities	78,775	62,533	43,640
Deferred tax asset and liability, net	(186,757)	(75,024)	21,623
Net cash provided by operating activities	990,778	1,142,484	972,159
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(2,372,204)	(2,425,101)	(2,473,116)
Purchases of equity securities, available-for-sale	(87,190)	(293,554)	(41,374)
Purchases of equity securities, trading	(207,379)	(84,493)	—
Purchases of other investments	(72,554)	(20,207)	(17,228)
Sales of fixed maturities, available-for-sale	1,208,102	1,749,897	1,612,580
Sales of equity securities, available-for-sale	66,400	238,369	68,585
Sales of equity securities, trading	207,992	78,974	—
Sales of other investments	2,510	17,854	6,102

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued) (In Thousands)

	Years Ended December 31,
	2015	2014	2013
Net sales (purchases) of short term investments	4,224	50,286	9,550
Net sale (purchase) of securities sold but not purchased	25,566	13,052	(56,711)
Acquisition of and capitalized premiums for life settlement contracts	(1,065)	(25,419)	(51,070)
Receipt of life settlement contract proceeds	102,307	10,035	20,054
Loan to ACP Re	—	(125,000)	—
Acquisition of reinsurance entities, net of cash obtained	—	—	17,811
Acquisition of subsidiaries, net of cash obtained	(242,358)	(80,736)	(20,182)
Sale of subsidiary	—	20,059	—
Increase in restricted cash and cash equivalents, net	(194,532)	(85,786)	(21,677)
Purchase of property and equipment	(167,510)	(77,172)	(39,586)
Net cash used in investing activities	(1,727,691)	(1,038,942)	(986,262)
Cash flows from financing activities:
Revolving credit facility borrowings	430,000	220,000	—
Revolving credit facility payments	(420,000)	(100,000)	—
Repurchase agreements, net	—	(293,222)	58,311
Secured loan agreement borrowings	10,250	30,500	—
Secured loan agreement payments	(7,001)	(3,009)	(1,299)
Promissory note payments	—	(10,695)	—
2055 Subordinated notes proceeds	285,000	—	—
Senior notes proceeds	—	—	250,000
Convertible senior notes proceeds	—	68,400	—
Convertible senior notes payments	(62,079)	—	—
Financing fees	(9,451)	(5,188)	(2,740)
Common share issuance	487,087	—	472
Common share repurchase	(578)	(59,155)	—
Preferred share issuance	176,529	178,641	111,130
Non-controlling interest capital contributions (dividends) to consolidated subsidiaries, net	11,475	18,223	36,149
Stock option exercise and other	(2,556)	8,776	8,062
Dividends distributed on common stock	(85,296)	(55,599)	(29,236)
Dividends distributed on preferred stock	(31,590)	(12,738)	(3,989)
Net cash provided by (used in) financing activities	781,790	(15,066)	426,860
Effect of exchange rate changes on cash	(15,657)	(15,748)	2,895
Net increase in cash and cash equivalents	29,220	72,728	415,652
Cash and cash equivalents, beginning year	902,750	830,022	414,370
Cash and cash equivalents, end of year	$931,970	$902,750	$830,022
Supplemental Cash Flow Information
Interest payments on debt	$43,146	$36,679	$20,768
Income tax payments	234,455	85,619	65,652
Declared dividends on common stock	92,505	64,538	39,808

See accompanying notes to consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

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

The Company transacts business primarily through seventeen insurance subsidiaries domiciled in the United States and five major insurance subsidiaries domiciled outside of the United States. The Company's seventeen domestic insurance subsidiaries are:

Company	Abbreviation	Domiciled in
AmTrust Insurance Company of Kansas, Inc.	AICK	Kansas
Associated Industries Insurance Company, Inc.	AIIC	Florida
AmTrust Title Insurance Company	ATIC	New York
Comp Options Insurance Company	COIC	Florida
CorePointe Insurance Company	CPIC	Michigan
Developers Surety and Indemnity Company	DSIC	Iowa
First Nonprofit Insurance Company	FNIC	Delaware
Heritage Indemnity Company	HIC	California
Indemnity Company of California	ICC	California
Milwaukee Casualty Insurance Company	MCIC	Wisconsin
Rochdale Insurance Company	RIC	New York
Sequoia Insurance Company	SIC	California
Sequoia Indemnity Company	SID	Nevada
Security National Insurance Company	SNIC	Delaware
Springfield Insurance Company	SPIC	California
Technology Insurance Company, Inc.	TIC	New Hampshire
Wesco Insurance Company	WIC	Delaware

The Company's five major foreign insurance subsidiaries are:

Company	Abbreviation	Domiciled in
AmTrust Europe, Ltd.	AEL	United Kingdom
AmTrust International Insurance Ltd.	AII	Bermuda
AmTrust International Underwriters Limited	AIU	Ireland
AmTrust at Lloyd's Limited	ATL	United Kingdom
Motors Insurance Company Ltd.	MIC	United Kingdom

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The Company uses the equity method of accounting for its investment in National General Holding Corp. (“NGHC”) in which it owns an approximate 12% ownership interest. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Premiums — Insurance premiums, except for certain specialty risk and extended warranty programs, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty programs are earned based on an estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, and because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $74,563 and $45,024 at December 31, 2015 and 2014, respectively.

Loss and Loss Adjustment Expenses — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31, 2015. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analysis and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

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
(In Thousands, Except Share and Per Share Data)

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

The Company has the following major types of investments:

(a)
Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than 1 year at date of acquisition. As of December 31, 2015 and 2014, short term investments consisted primarily of money market investments.

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

(e)
Limited partnerships — The Company's investments in limited partnership primarily includes investments in private equity limited partnerships and real estate partnerships. The Company applies the equity method of accounting for its investments in the majority of the limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.

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
(In Thousands, Except Share and Per Share Data)

of the underlying indebtedness, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate.

(g)
Securities sold under agreements to repurchase, at contract value — The Company from time to time invests in securities sold under agreements to repurchase, which are accounted for as collateralized borrowing transactions and are recorded at their contracted repurchase amounts, plus accrued interest. The Company minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with the Company when necessary. The Company had none of these securities as of December 31, 2015 and 2014.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Other Investments. Other investments accounted for approximately 1.4% of the Company's investment portfolio as of December 31, 2015, which the Company determines not material to its financial position or results of operations. Certain of the Company's other investments are reported at fair value. The Company estimates the fair value of those other investments based on significant unobservable inputs in the valuation process. As a result, the Company classified the fair value estimates as Level 3 in the financial hierarchy.

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

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as underwriting and safety costs that vary with and are primarily related to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. The change in net deferred acquisition costs was $75,860, $159,979 and $97,561 for the years ended December 31, 2015, 2014 and 2013, respectively. The amortization for deferred acquisition costs was approximately $668,247 $538,710, and $367,288 in 2015, 2014 and 2013, respectively. Deferred acquisition costs are presented in the financial statements net of ceded deferred acquisition costs.

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
(In Thousands, Except Share and Per Share Data)

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

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2015, 2014 and 2013 was approximately $25,866, $23,205 and $33,772, respectively.

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

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. Upon the completion of an acquisition, the Company completes purchase price accounting in accordance with ASC 805, Business Combinations, which requires an acquirer to assign values to the acquired assets and liabilities based on their fair value. In the event that a purchase price paid is in excess of the net assets acquired, any unidentified excess is deemed to be goodwill. Goodwill is not amortized. Additionally as a result of an acquisition, the Company may obtain identifiable intangible assets. Indefinite lived intangible assets are not amortized. Intangible assets with a finite life are amortized over the

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets with an indefinite useful life are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines reporting units, which are a component of an operating segment when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. The Company had seven reporting units as of December 31, 2015.

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

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Primarily tax years 2010 through 2014 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

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

Earnings Per Share — The Company accounts for earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other stockholders based on their respective rights to receive dividends. Restricted stock awards granted to employees under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan are considered participating securities as they receive dividends on this stock. Additionally, the Company follows the treasury stock method related to its contingently convertible debt, as the Company has the ability to settle the conversion premium in either cash or stock. The Company had contingently convertible shares related to the 5.5% convertible senior notes due 2021 that were dilutive for the Company's earnings per share calculations in all periods presented.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premium receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2015 and 2014, the outstanding premium receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Reclassifications — On December 15, 2015, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock, in the form of a 100% stock dividend. All shareholders of record at the close of business on January 19, 2016 received one additional share of the Company's common stock for each share held on that date. The additional share of common stock was distributed to shareholders of record in the form of a stock dividend on February 2, 2016. As a result, the Company retrospectively adjusted all share and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements to apply the effect of the stock split.

Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income. Securities sold but not yet purchased had been previously reported within “Accrued expenses and other liabilities” in the consolidated balance sheets as of December 31, 2014 and 2013 and consolidated statements of cash flows for the years then ended.

Recent Accounting Literature

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires a lessee to recognize a right of use asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the guidance (a) requires equity investments to be measured at fair value with changes in fair value recognized in earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair value at cost minus impairment, if any, plus or minus changes resulted from observable price changes in orderly transactions for identical or similar investments of the same issuer, (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (d) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (f) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (g) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The updated guidance is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer in a business combination transaction recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It also requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company elected to early adopt this ASU on September 30, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosure about Short-Duration Contracts, which provides certain new and additional disclosure requirements about the liability for unpaid claims and claim adjustment expenses associated with short-duration contracts as defined in Topic 944. Pursuant to the updated guidance, all insurance entities that issue short-duration contracts are required to disclose, among other things, incurred and paid claims development information, a reconciliation of such information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, and significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of this guidance is limited to disclosure requirements and will not have a material impact on the Company's results of operations, financial position or liquidity.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides amended guidance on a reporting entity's evaluation whether to consolidate certain legal entities. Specifically, the amendments will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities with interests in VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The updated guidance is effective for periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

In June 2014, the FASB issued ASU 2014-11, Transfers and Serving (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends accounting for repurchase-to-maturity transactions and associated repurchase financing to secured borrowing. The revised guidance also requires expanded disclosure for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction, as well as expands disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The updated guidance was effective for the period ending March 31, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statement (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which provides revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance was effective for the period ending March 31, 2015. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The amortized cost, estimated fair value and gross unrealized appreciation and depreciation of fixed and equity securities are presented in the tables below:

(Amounts in Thousands) As of December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$4,869	$150	$(30)	$4,989
Common stock	104,477	3,816	(8,785)	99,508
U.S. treasury securities	69,547	1,470	(258)	70,759
U.S. government agencies	45,586	235	(263)	45,558
Municipal bonds	530,004	11,952	(1,530)	540,426
Foreign government	109,645	4,912	(812)	113,745
Corporate bonds:
Finance	1,358,765	38,058	(34,393)	1,362,430
Industrial	1,706,772	20,542	(80,251)	1,647,063
Utilities	157,067	1,548	(9,115)	149,500
Commercial mortgage backed securities	151,164	1,334	(1,180)	151,318
Residential mortgage backed securities:
Agency backed	964,059	14,912	(4,133)	974,838
Non-agency backed	124,046	322	(4,139)	120,229
Collateralized loan / debt obligations	232,245	10	(6,161)	226,094
Asset backed securities	33,142	4	(1,309)	31,837
	$5,591,388	$99,265	$(152,359)	$5,538,294

(Amounts in Thousands) As of December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$3,349	$158	$(1)	$3,506
Common stock	80,726	4,673	(7,861)	77,538
U.S. treasury securities	42,416	1,558	(104)	43,870
U.S. government agencies	12,968	575	(5)	13,538
Municipal bonds	469,646	13,950	(1,555)	482,041
Foreign government	106,054	6,760	(83)	112,731
Corporate bonds:
Finance	1,167,011	60,322	(5,471)	1,221,862
Industrial	1,187,818	38,317	(23,275)	1,202,860
Utilities	137,169	3,200	(1,677)	138,692
Commercial mortgage backed securities	36,964	1,890	(169)	38,685
Residential mortgage backed securities:
Agency backed	954,320	23,340	(1,878)	975,782
Non-agency backed	22,071	696	(264)	22,503
Asset backed securities	709	2	(1)	710
	$4,221,221	$155,441	$(42,344)	$4,334,318

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2015, the Company's foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2015, 2014 and 2013 were approximately $1,274,502, $1,988,266 and $1,681,165, respectively.

A summary of the Company’s available-for-sale fixed securities as of December 31, 2015 and 2014, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$125,563	$124,763	$106,041	$105,839
Due after one through five years	913,365	909,634	682,632	704,344
Due after five through ten years	2,586,061	2,537,734	1,998,740	2,062,942
Due after ten years	352,397	357,288	335,669	342,468
Mortgage and asset backed securities	1,504,656	1,504,378	1,014,064	1,037,681
Total fixed maturities	$5,482,042	$5,433,797	$4,137,146	$4,253,274

OTTI charges of our fixed-maturities and equity securities for the years ended December 31, 2015, 2014 and 2013 are presented in the table below:

(Amounts in Thousands)	2015	2014	2013
Equity securities recognized in earnings	$1,276	$2,646	$2,869
Fixed maturity securities recognized in earnings	17,879	5,393	—
	$19,155	$8,039	$2,869

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2015 and 2014:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$59,302	$(8,711)	67	$402	$(104)	2	$59,704	$(8,815)
U.S. treasury securities	31,658	(232)	77	2,586	(26)	8	34,244	(258)
U.S. government agencies	22,412	(262)	20	182	(1)	2	22,594	(263)
Municipal bonds	121,550	(867)	111	17,163	(663)	30	138,713	(1,530)
Foreign government	18,598	(688)	27	5,977	(124)	1	24,575	(812)
Corporate bonds:
Finance	604,898	(33,068)	349	59,020	(1,325)	22	663,918	(34,393)
Industrial	858,632	(65,887)	633	82,495	(14,364)	55	941,127	(80,251)
Utilities	79,358	(5,305)	113	7,712	(3,810)	5	87,070	(9,115)
Commercial mortgage backed securities	35,405	(1,079)	100	2,870	(101)	6	38,275	(1,180)
Residential mortgage backed securities:
Agency backed	334,224	(2,788)	163	35,446	(1,345)	29	369,670	(4,133)
Non-agency backed	95,001	(4,077)	39	4,023	(62)	4	99,024	(4,139)
Collateralized loan / debt obligations	201,086	(6,161)	78	—	—	—	201,086	(6,161)
Asset-backed securities	30,302	(1,309)	70	—	—	—	30,302	(1,309)
	$2,492,426	$(130,434)	1,847	$217,876	$(21,925)	164	$2,710,302	$(152,359)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$38,970	$(7,764)	21	$400	$(98)	2	$39,370	$(7,862)
U.S. treasury securities	1,030	(54)	7	3,219	(50)	9	4,249	(104)
U.S. government agencies	1,736	(3)	3	222	(2)		1,958	(5)
Municipal bonds	24,695	(240)	64	93,201	(1,315)	98	117,896	(1,555)
Foreign government	7,644	(83)	4	—	—	—	7,644	(83)
Corporate bonds:
Finance	192,520	(4,297)	143	66,715	(1,174)	27	259,235	(5,471)
Industrial	236,845	(17,230)	194	60,511	(6,045)	43	297,356	(23,275)
Utilities	12,188	(490)	22	13,908	(1,187)	3	26,096	(1,677)
Commercial mortgage backed securities	15	—	2	—	(169)	8	15	(169)
Residential mortgage backed securities:
Agency backed	41,187	(101)	10	66,172	(1,777)	29	107,359	(1,878)
Non-agency backed	5,092	(263)	3	28	(1)	2	5,120	(264)
Asset-backed securities	148	—	1	110	(1)	2	258	(1)
	$562,070	$(30,525)	474	$304,486	$(11,819)	223	$866,556	$(42,344)

There are 2,011 and 701 securities at December 31, 2015 and 2014, respectively that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At December 31, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. As of December 31, 2015, for the $21,925 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $13,301 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

The net unrealized gains (losses) on available-for-sale securities for for the years ended December 31, 2015, 2014 and 2013 were as follows:

(Amounts in Thousands) Year Ended December 31,	2015	2014	2013
Fixed maturity securities	$(48,245)	$116,128	$(11,165)
Equity securities	(4,849)	(3,031)	(862)
Total net unrealized gain (loss)	(53,094)	113,097	(12,027)
Deferred income tax benefit (expense)	18,583	(39,584)	4,209
Cumulative net unrealized (loss) gain, net of tax	(34,511)	73,513	(7,818)
Increase (decrease) in net unrealized gains, net of deferred income tax	$(108,024)	$81,331	$(83,936)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of December 31, 2015 are presented in the table below:

(Amounts in Thousands) December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,937	$739	$(405)	$27,271

(Amounts in Thousands) As of December 31, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$25,407	$1,614	$(272)	$26,749

Proceeds from the sale of investments in trading securities during the years ended December 31, 2015 and 2014 were approximately $207,992 and $78,974, respectively. As of December 31, 2013, the Company did not have any securities classified as trading securities.

(c) Investment Income

Net investment income for the years ended December 31, 2015, 2014 and 2013 was derived from the following sources:

(Amounts in Thousands)	2015	2014	2013
Fixed maturities, available-for-sale	$152,663	$124,976	$82,392
Equity securities, available-for-sale	2,784	1,346	2,119
Equity securities, trading	(982)	29	—
Cash and short term investments	3,718	5,442	2,200
	158,183	131,793	86,711
Investment expenses and interest expense on securities sold under agreement to repurchase	(1,893)	(192)	(1,892)
	$156,290	131,601	$84,819

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the years ended December 31, 2015, 2014 and 2013.

(Amounts in Thousands) Year Ended December 31, 2015	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$17,828	$(1,516)	$16,312
Equity securities, available-for-sale	1,563	(2,297)	(734)
Equity securities, trading	22,602	(12,565)	10,037
Other invested assets	1,657	—	1,657
Write-down of fixed maturities, available-for-sale	—	(17,879)	(17,879)
Write-down of equity securities, available-for-sale	—	(1,276)	(1,276)
	$43,650	$(35,533)	$8,117

(Amounts in Thousands) Year Ended December 31, 2014	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$16,611	$(4,946)	$11,665
Equity securities, available-for-sale	14,121	(3,928)	10,193
Equity securities, trading	10,475	(7,871)	2,604
Write-down of fixed maturities, available-for-sale	—	(5,393)	(5,393)
Write-down of equity securities, available-for-sale	—	(2,646)	(2,646)
	$41,207	$(24,784)	$16,423

(Amounts in Thousands) Year Ended December 31, 2013	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$28,696	$(18,066)	$10,630
Equity securities, available-for-sale	11,264	(3,498)	7,766
Write-down of equity securities, available-for-sale	—	(2,869)	(2,869)
	$39,960	$(24,433)	$15,527

(e) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses.

The Company records changes in valuation on its hedged positions as a component of other comprehensive income. As of December 31, 2015 and 2014, the Company had two interest rate swap agreements designated as a hedge and were recorded as a liability in the amount of $1,077 and $2,033, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s Interest Rate Swaps as of December 31, 2015:

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2015 and 2014 are as follows:

(Amounts in Thousands)	2015	2014
Restricted cash	$380,699	$186,225
Restricted investments	1,490,547	734,271
Total restricted cash and investments	$1,871,246	$920,496

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $38,618 and $13,052 as of December 31, 2015 and 2014, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2015 and 2014:

(Amounts in Thousands) As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$70,759	$70,759	$—	$—
U.S. government securities	45,558	—	45,558	—
Municipal bonds	540,426	—	540,426	—
Foreign government	113,745	—	113,745	—
Corporate bonds and other bonds:
Finance	1,362,430	—	1,362,430	—
Industrial	1,647,063	—	1,647,063	—
Utilities	149,500	—	149,500	—
Commercial mortgage backed securities	151,318	—	151,318	—
Residential mortgage backed securities:
Agency backed	974,838	—	974,838	—
Non-agency backed	120,229	—	120,229	—
Collateralized loan / debt obligations	226,094	—	226,094	—
Asset-backed securities	31,837	—	31,837	—
Equity securities, available-for-sale	104,497	38,563	28,723	37,211
Equity securities, trading	27,271	27,271	—	—
Short term investments	84,266	84,266	—	—
Other investments	30,309	—	—	30,309
Life settlement contracts	264,001	—	—	264,001
	$5,944,141	$220,859	$5,391,761	$331,521
Liabilities:
Equity securities sold but not yet purchased, market	$18,163	$18,163	$—	$—
Fixed maturity securities sold but not yet purchased	20,455	—	20,455	—
Life settlement contract profit commission	15,406	—	—	15,406
Contingent consideration	77,457	—	—	77,457
Derivatives	1,077	—	1,077	—
	$132,558	$18,163	$21,532	$92,863

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(Amounts in Thousands) As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$43,870	$43,870	$—	$—
U.S. government securities	13,538	—	13,538	—
Municipal bonds	482,041	—	482,041	—
Foreign government	112,731		112,731
Corporate bonds and other bonds:
Finance	1,221,862	—	1,221,862	—
Industrial	1,202,860	—	1,202,860	—
Utilities	138,692	—	138,692	—
Commercial mortgage backed securities	38,685	—	38,685	—
Residential mortgage backed securities:
Agency backed	975,782	—	975,782	—
Non-agency backed	22,503	—	22,503	—
Asset-backed securities	710	—	710	—
Equity securities, available-for-sale	81,044	24,484	21,674	34,886
Equity securities, trading	26,749	26,749	—
Short term investments	63,916	63,916	—	—
Other investments	13,315	—	—	13,315
Life settlement contracts	264,517	—	—	264,517
	$4,702,815	$159,019	$4,231,078	$312,718
Liabilities:
Equity securities sold but not yet purchased, market	$13,052	$13,052	$—	$—
Life settlement contract profit commission	16,534	—	—	16,534
Contingent consideration	41,704	—	—	41,704
Derivatives	2,033	—	2,033	—
	$73,323	$13,052	$2,033	$58,238

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015, 2014 and 2013.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2015 and 2014:

(Amounts in Thousands)	Balance as of January 1, 2015	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Other investments	$13,315	$(232)	$(6,750)	$9,122	$(1,029)	$15,883	30,309
Equity securities, available-for-sale	34,886	—	2,443	—	(118)	—	37,211
Life settlement contracts	264,517	63,727	—	1,065	(65,308)	—	264,001
Life settlement contract profit commission	(16,534)	1,128	—	—	—	—	(15,406)
Contingent consideration	(41,704)	—	—	(51,087)	15,334	—	(77,457)
Total	$254,480	$64,623	$(4,307)	$(40,900)	$(51,121)	$15,883	$238,658

(Amounts in Thousands)	Balance as of January 1, 2014	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Other investments	$12,975	$1,127	$—	$677	$(1,464)	$—	$13,315
Equity securities, available-for-sale	—	—	(7,079)	41,965			34,886
Life settlement contracts	233,024	61,110	—	25,418	(55,035)	—	264,517
Life settlement contract profit commission	(11,945)	(4,589)	—	—	—	—	(16,534)
Contingent consideration	(10,816)	—	—	(35,113)	4,225	—	(41,704)
Total	$223,238	$57,648	$(7,079)	$32,947	$(52,274)	$—	$254,480

The Company changed its valuation methodology from Level 2 to Level 3 in the fair value heirarchy for certain privately placed investments of approximately $15,883 in 2015. The Company's policy for transfers between fair value levels, transfer into the levels, and transfer out of the levels is to recognize such transfers as of the actual date of the event or change in circumstances that cause the transfer. The Company had no transfers among the levels of fair value hierarchy during 2014.

A reconciliation of net income for life settlement contracts in the above table to (loss) gain on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the years ended December 31, 2015 and 2014 is as follows:

(Amounts in Thousands)	2015	2014
Net income	$63,727	$61,110
Premium paid	(45,244)	(46,367)
Profit commission	1,128	(4,589)
Other expenses	233	2,152
Gain on investment in life settlement contracts	$19,844	$12,306

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments:  Fair value disclosures for these investments are disclosed elsewhere in Note 2. “Significant Accounting Policies”. As of December 31, 2015, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of December 31, 2015 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable. The carrying values of cash, short term investments and investment income accrued approximate their fair values and are classified as Level 1 in the financial hierarchy.

•
Premiums Receivable:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset and are classified as Level 1 in the financial hierarchy.

•
Other investments: Other investments consisted primarily of investments in real estate partnerships, private limited partnerships, annuities, and other. Other investments accounted for approximately 1.4% of the Company's investment portfolio as of December 31, 2015, which the Company believes is immaterial to its overall financial position or results of operations. The Company uses the equity method of accounting to account for a majority of its other investments. The financial statements prepared by the investee are received by the Company typically on a three-month lag basis. For its other investments reported at fair value, the Company estimates the fair value based on significant unobservable inputs in the valuation process. As a result, the Company classified the fair value estimates as Level 3 in the fair value hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 12% in NGHC, a publicly-held insurance holding company (Nasdaq: NGHC). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value and the carrying value of the investment was approximately $268,778 and $138,023, respectively, as of December 31, 2015.

•	Debt: The current fair value of the Company's debt arrangements was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$150,000	$153,840
7.50% Subordinated Notes due 2055	135,000	139,698
2.75% Convertible senior notes due 2044	163,082	215,983
6.125% Senior notes due 2023	250,000	243,540
Junior subordinated debentures due 2035-2037	123,714	81,590
Revolving credit facility	130,000	130,000
Other	58,173	58,173
The 7.25% subordinated notes due 2055, the 7.50% subordinated notes due 2055, the 2.75% convertible senior notes due 2044, and the 6.125% senior notes due 2023 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the revolving credit facility approximates its carrying value due to the short period to maturity. The fair value of the junior subordinated debentures was determined using the Black-Derman-Toy interest rate lattice model and is classified as Level 3 in the fair value hierarchy. The Company considers its other debt's carrying value to approximate fair value as their interest rates approximate current borrowing rates

•
Derivatives: The Company classifies interest rate swaps as Level 2 hierarchy. The Company uses these interest rate swaps to hedge floating interest rates on its debt, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations. The estimated fair value of the interest rate swaps, which is obtained from a third party pricing service, is measured using discounted cash flow analysis that incorporates significant observable inputs, including the LIBOR forward curve and a measurement of volatility.

•	Contingent consideration: The fair value of contingent consideration is based on a discounted cash flow methodology and is classified as Level 3 in the fair value hierarchy.

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
(In Thousands, Except Share and Per Share Data)

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

The Company adjusts the standard mortality for each insured for the insured's life expectancy based on reviews of the insured's medical records and the independent life expectancy reports based thereon. The Company establishes policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the Company, and the future expenses related to the administration of the portfolio, which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available. Prior to 2015, the Company established policy specific reserves for the possibility that the third party issuer of the policy would contest the payment of the death benefit payable to the Company. The Company determined that the contestability reserve was not necessary in 2015 due to historical experience. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2015 and 2014 and, as described in Note 6. “Investments in Life Settlements”, only includes data for policies to which the Company assigned value at those dates:

	2015	2014
Average age of insured	82.0	81.1
Average life expectancy, months (1)	114	121
Average face amount per policy (Amounts in thousands)	$6,564	$6,624
Effective discount rate (2)	13.7%	14.0%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective discount rate (“EDR”) is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is inclusive of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability if information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2014 to December 31, 2015 resulted from routine updating of life expectancies and other factors relating to operational risk.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the years ended December 31, 2015 and 2014:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2015	$(37,697)	$40,997
December 31, 2014	$(34,686)	$36,486

	Change in discount rate (1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2015	$(26,558)	$29,644
December 31, 2014	$(22,705)	$25,456

(1) Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill, which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. In the event of an impairment, the Company determines the fair value of the goodwill and intangible assets using a discounted cash flow approach or price to invested assets multiple, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. See Note 8, Intangible Assets and Goodwill, for additional information on how the Company tests goodwill for impairment.

There were non-recurring fair value adjustments related to impairment of intangible assets of $2,060, $0and $0 during 2015, 2014 and 2013, respectively, and non-recurring adjustments related to impairment to goodwill of $55,304, $62,898, and $10,226 during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, there were certain adjustments to the initial fair value estimates of the assets and liabilities assumed at the acquisition date (as disclosed in Note 5 to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. The Company records any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

5. Acquisitions

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

The following significant acquisitions occurred during the years ended December 31, 2015 and 2014:

Springfield

On October 7, 2015, the Company acquired all of the issued and outstanding stock of Springfield Insurance Company and its affiliates, Springfield Insurance Company Ltd. and Unified Grocers Insurance Services (collectively "Springfield"). Springfield, domiciled in California, is an insurance carrier providing workers' compensation and commercial package insurance to Unified Grocers Inc., an association of independently owned grocery stores, its members and its customers. The purchase agreement required the Company to pay approximately $26,574 in cash on the acquisition date and contained an earn-out provision that is contingent on Springfield meeting certain performance conditions over a five-year period. The contingent consideration associated with the earn-out provision was initially valued at $5,000 as of the acquisition date.

A summary of the preliminary assets acquired and liabilities assumed for Springfield are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$93,837
Premium receivable, net	4,651
Accrued interest and dividends	470
Other assets	2,752
Deferred tax asset	1,905
Property and equipment	1,376
Goodwill and intangible assets	4,253
Total assets	$109,244

Liabilities
Loss and loss adjustment expense reserves	$65,725
Unearned premiums	7,006
Accrued expenses and other liabilities	4,199
Reinsurance payable on paid losses	740
Total liabilities	$77,670
Acquisition price	$31,574

The goodwill and intangible assets associated with the acquisition were initially measured at $4,253 and is not taxable. The Company is in the process of completing its acquisition accounting and expects to have it completed in the first half of 2016. The goodwill and intangible assets as well as Springfield's results of operations will be included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $3,201 of gross written premium and $576 of service and fee income during the year ended December 31, 2015.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Warranty Solutions

On September 25, 2015, the Company acquired all of the issued and outstanding stock of Warranty Solutions, a Wells Fargo business ("Warranty Solutions") for $156,247 in cash. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers.

A summary of the preliminary assets acquired and liabilities assumed for Warranty Solutions are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$192,015
Prepaid reinsurance premium	77,777
Deferred tax asset	50,399
Other assets	22,466
Goodwill and intangible assets	84,215
Total assets	$426,872

Liabilities
Loss and loss adjustment expense reserves	$3,013
Unearned premiums	182,441
Accrued expenses and other liabilities	85,171
Total liabilities	$270,625
Acquisition price	$156,247

The goodwill and intangible assets associated with the acquisition were initially measured at $84,215, which initially included customer relationships and licenses. The goodwill associated with the acquisition is not taxable. The Company is in the process of completing its acquisition accounting and expects to have it completed in the first half of 2016. The goodwill and intangible assets as well as Warranty Solutions' results of operations are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, the Company recorded approximately $22,810 of gross written premium and $24,312 of service and fee income during the year ended December 31, 2015.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

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

A summary of the assets acquired and liabilities assumed for CorePointe are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$123,338
Premium receivable	20,441
Reinsurance recoverable	1,635
Other assets	1,703
Deferred tax asset	4,303
Property and equipment	226
Intangible assets	2,710
Total assets	$154,356

Liabilities
Loss and loss adjustment expense reserves	$46,539
Unearned premiums	24,230
Accrued expenses and other liabilities	7,781
Deferred tax liability	1,206
Total liabilities	$79,756
Acquisition price	$68,774
Acquisition gain	$5,826

The Company accounts for business combinations under the acquisition method of accounting and, therefore, increased the acquired loss and loss adjustment expense reserves by approximately $10,107 to their fair value. The Company adjusted the acquired loss and loss adjustment expense reserves to fair value by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free interest rate. This risk-free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and loss adjustment expense reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date was recorded as an intangible asset in the amount of approximately $1,210 and will be amortized proportionately to the decrease in the acquired loss and loss adjustment expense reserves over the payout period for the acquired loss and loss adjustment expense reserves. Additionally, the Company recorded approximately $1,500 for state licenses that have an indefinite life. These intangible assets, as well as CorePointe's results of operations, are included as a component of the Specialty Program segment. The Company finalized its acquisition accounting for CorePointe in 2015, which resulted in a gain on acquisition of approximately $5,826. In addition, the Company recorded approximately $39,418 of written premium related to CorePointe during the year ended December 31, 2015.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

TMI Solutions, LLC

On January 6, 2015, the Company acquired all of the issued and outstanding stock of TMI Solutions, LLC ("TMIS"). TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS' warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services and their customers include various Fortune 500 companies. The purchase agreement required the Company to pay approximately $29,503 in cash on the acquisition date and contained an earn-out provision that is contingent on TMIS meeting certain performance conditions over a three-year period. The contingent consideration associated with the earn-out provision was initially valued at $32,000 as of the acquisition date.

A summary of the assets acquired and liabilities assumed for TMIS are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$749
Other assets	1,354
Property and equipment	53
Goodwill and intangible assets	70,791
Total assets	$72,947

Liabilities
Accrued expenses and other liabilities	$69
Deferred tax liability	11,375
Total liabilities	$11,444
Acquisition price	$61,503

As part of the acquisition, the Company obtained identifiable intangible assets of approximately $32,500, which included customer relationships of $28,000 and software of $1,000 with finite lives ranging from four to eight years and tradenames of $2,500 and licenses of $1,000 with indefinite lives. A remaining value of $38,291 was assigned to goodwill and is not taxable. The goodwill and intangible assets, as well as TMIS' results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, the Company recorded approximately $13,650 of service and fee income related to TMIS during the year ended December 31, 2015.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Oryx Insurance Brokerage, Inc.

On January 6, 2015, the Company acquired all of the issued and outstanding stock of Oryx Insurance Brokerage, Inc. ("Oryx"). Oryx, established in 1996, is a managing general agent and wholesaler providing insurance products to the construction industry in upstate New York. For 2014, Oryx placed $80,000 in premiums through over 135 agencies with the majority of business underwritten by the Company. The purchase agreement required the Company to pay approximately $30,584 in cash on the acquisition date and contained an earn-out provision that is contingent on Oryx meeting certain performance conditions over a five-year period. The contingent consideration associated with the earn-out provision was valued at $7,000 as of the acquisition date.

A summary of the assets acquired and liabilities assumed for Oryx are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$4,669
Premium receivable	3,438
Other assets	1,774
Goodwill and intangible assets	42,915
Total assets	$52,796

Liabilities
Loss and loss adjustment expense reserves	$1,405
Accrued expenses and other liabilities	7,353
Deferred tax liability	6,454
Total liabilities	$15,212
Acquisition price	$37,584

As part of the acquisition, the Company obtained customer relationships valued at $18,500 as identifiable intangible assets with a finite life of nine years. The goodwill and intangible assets, as well as Oryx's results of operations, are included as a component of the Specialty Program segment. The goodwill associated with the acquisition is not taxable.

As a result of its underwriting relationship with Oryx, the Company had approximately $93,290 and $72,208 of written premium during the year ended December 31, 2015 and 2014, respectively. The Company recorded approximately $414 of service and fee income related to Oryx during the year ended December 31, 2015. Additionally, the Company reduced its overall commission expense by approximately $3,832 during the year ended December 31, 2015 as a result of this acquisition.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

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

A summary of the assets acquired and liabilities assumed for Comp Options are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$80,051
Premium receivable	33,530
Other assets	6,642
Deferred tax asset	5,024
Goodwill and intangible assets	17,353
Total assets	$142,600

Liabilities
Loss and loss expense reserves	$55,752
Unearned premiums	34,364
Accrued expenses and other liabilities	16,561
Deferred tax liability	1,632
Total liabilities	$108,309
Acquisition price	$34,291

The Company accounts for business combinations under the acquisition method of accounting and, therefore, increased the acquired loss and loss adjustment expense reserves by approximately $6,590 to their fair value. The Company adjusted the acquired loss and loss adjustment expense reserves to fair value by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free interest rate. This risk-free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and loss adjustment expense reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date was recorded as an intangible asset in the amount of approximately $1,612 and will be amortized proportionately to the decrease in the acquired loss and loss adjustment expense reserves over the payout period for the acquired loss and loss adjustment expense reserves. Additionally, the Company recorded agency relationships of approximately $3,000, with a life of nine years, and an indefinite lived license of $50. The goodwill and intangible assets, as well as Comp Options' results of operations, are included as a component of the Small Commercial Business segment. The goodwill associated with the acquisition is not taxable.

As a result of this acquisition, the Company recorded approximately $65,077 and $18,653 of written premium and approximately $3,212 and $951 of service and fee income during the years ended December 31, 2015 and 2014, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The Insco Dico Group

On January 3, 2014, the Company completed the acquisition of Insco Insurance Services, Inc. ("Insco Dico") and its subsidiaries for an acquisition price of approximately $88,700. Insco Dico's subsidiaries include Developers Surety and Indemnity Company and Indemnity Company of California, which offer surety insurance to developers and contractors in all 50 states with California as the largest state. In addition, Insco Dico's subsidiary, Builders Insurance Services, markets general liability insurance policies to contractors in several states in the western region of the U.S.

A summary of the assets acquired and liabilities assumed for Insco Dico are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$130,031
Premium receivables	8,684
Reinsurance recoverable	5,799
Other assets	1,783
Deferred tax asset	3,104
Property and equipment	1,190
Goodwill and intangible assets	17,765
Total assets	$168,356

Liabilities
Loss and loss expense reserves	$25,210
Unearned premiums	25,715
Funds held for policyholders	5,864
Accrued expenses and other liabilities	10,210
Deferred tax liability	2,657
Notes payable	10,000
Total liabilities	$79,656
Acquisition price	$88,700

The goodwill and intangible assets, as well as Insco Dico's results of operations, are included as a component of the Small Commercial Business segment. The goodwill associated with the acquisition is not taxable. The identifiable intangible assets consist of agency relationships of $3,400, which have a 20 year life, and licenses of $3,450 that have an indefinite life.

As a result of this transaction, the Company recorded approximately $71,254 and $55,511, respectively, of written premium and approximately $1,038 and $3,743, respectively, of service and fee income during the years ended December 31, 2015 and 2014, respectively.

Other

The Company had additional immaterial acquisitions totaling approximately $27,300 during the year ended December 31, 2015. No individual acquisition or acquisitions in the aggregate were significant and, therefore, the Company is not required to include any pro forma financial information in this report.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

6. Investment in Life Settlements

The Company has a 50% ownership interest in each of four entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); AMT Capital Holdings, S.A. (“AMTCH”); and AMT Capital Holdings II, S.A. (“AMTCH II”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy.The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies securing the loan through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. The Company determines fair value based upon its estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the Company, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available. Prior to 2015, the Company established policy specific reserves for the possibility that the third party issuer of the policy would contest the payment of the death benefit payable to the Company. The Company determined that the contestability reserve was not necessary in 2015 due to historical experience. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

Total capital contributions of $1,130 and $36,115 were made to the LSC Entities during the years ended December 31, 2015 and 2014, respectively, of which the Company contributed approximately $565 and $17,907 in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements are reported at fair value and are included in other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment on investment in life settlement contracts net of profit commission of approximately $19,844, $12,306 and $13,822 for the years ended December 31, 2015, 2014 and 2013, respectively, related to the life settlement contracts.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The following tables describe the Company’s investment in life settlements as of December 31, 2015 and 2014:

(Amounts in thousands, except Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2015
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	8	31,261	70,500
3 – 4	8	20,117	46,500
4 – 5	4	6,760	20,000
Thereafter	235	205,863	1,481,313
Total	255	$264,001	$1,618,313
As of December 31, 2014
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	8	43,593	70,500
3 – 4	5	10,081	22,500
4 – 5	7	14,335	49,000
Thereafter	254	196,508	1,596,209
Total	274	$264,517	$1,738,209

(1) The Company determined the fair value as of December 31, 2015 based on 213 policies out of 255 policies, as the Company assigned no value to 42 of the policies as of December 31, 2015. The Company determined the fair value as of December 31, 2014 based on 218 policies out of 274 policies, as the Company assigned no value to 56 of the policies as of December 31, 2014. The Company estimates the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company’s acquired polices were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the years ended December 31, 2015 and 2014:

	2015	2014
Number of policies with a negative value from discounted cash flow model	42	56
Premiums paid for the year ended	$4,971	$5,963
Death benefit received	$—	$4,950

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2015, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2016	$54,540
2017	53,002
2018	41,409
2019	41,385
2020	38,627
Thereafter	487,107
$716,070

7. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2015, 2014 and 2013 as follows:

(Amounts in Thousands)	2015	2014	2013
Balance, beginning of period	$628,383	$468,404	$349,126
Acquisition costs deferred	744,107	698,689	486,566
Amortization	(668,247)	(538,710)	(367,288)
Balance, end of period	$704,243	$628,383	$468,404

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

8. Intangible Assets and Goodwill

The composition of goodwill and intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$432,700	$—	$432,700	Indefinite Life
Renewal rights	67,617	26,274	41,343	7 to 17 years
Distribution networks	115,147	45,497	69,650	6 to 20 years
Software	4,535	3,186	1,349	3 to 20 years
Customer relationships	219,181	50,023	169,158	9 to 18 years
Trademarks	5,220	5,140	80	15 years
Trademarks	7,826	—	7,826	Indefinite Life
Licenses	12,608	8,599	4,009	5 to 50 years
Licenses	29,055	—	29,055	Indefinite Life
Use rights	39,230	—	39,230	Indefinite Life
Other	17,558	11,913	5,645	4 to 10 years
Total	$950,677	$150,632	$800,045	12 years average

(Amounts in Thousands) As of December 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$352,685	$—	$352,685	Indefinite Life
Renewal rights	62,367	16,732	45,635	7 to 17 years
Distribution networks	115,480	36,009	79,471	5 to 20 years
Software	3,547	2,101	1,446	3 to 20 years
Customer relationships	132,744	31,807	100,937	8 to 18 years
Trademarks	5,220	5,132	88	15 years
Trademarks	6,327	—	6,327	Indefinite Life
Licenses	12,608	6,151	6,457	5 to 50 years
Licenses	25,055	—	25,055	Indefinite Life
Use rights	41,468	—	41,468	Indefinite Life
Other	16,348	8,236	8,112	4 to 10 years
Total	$773,849	$106,168	$667,681	14 years average

The Company identifies reporting units for goodwill impairment testing in accordance with ASC 350-20-35 Intangibles - Goodwill and Other. The Company generally combines reporting units, which are a component of an operating segment, when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. For the years ended December 31, 2015 and 2014, the Company had seven reporting units that it tested for goodwill impairment, which is tested as of October 1st. The Company had one reporting unit, Specialty Risk and Extended Warranty - Luxembourg reporting unit (“RU”), which was at risk of failing step 1 in the goodwill impairment test required under ASC 350 Intangibles - Goodwill and Other. This RU had $60,249 and $121,761 of goodwill as of the test date in 2015 and 2014, respectively. For the RU, a step 1 analysis was performed to determine whether an impairment existed using an October 1st measurement date. Since Luxembourg reinsurance companies are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach (Fair value hierarchy Level 3) was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and was used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment t

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

est indicated that the RU’s carrying value exceeded its fair value in 2013 through 2015. Accordingly, the Company performed a Step 2 impairment test and recorded a non-cash goodwill impairment charge of $55,304, $61,512 and $10,226 during the years ended December 31, 2015, 2014 and 2013, respectively, which is included in Other expenses on the Consolidated Statement of Income. Additionally, certain goodwill attributable to the Specialty Risk and Extended Warranty - Europe RU was impaired for $1,386 in 2014 due to deterioration in a subsidiary's operating performance with which the goodwill was associated.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2015 and 2014 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2014	$116,272	$239,378	$17,941	$373,591
Goodwill additions	24,304	18,617	—	42,921
Goodwill impairment	—	(62,898)	—	(62,898)
Foreign currency translation	—	(929)	—	(929)
Balance as of January 1, 2015	$140,576	$194,168	$17,941	$352,685
Goodwill additions	4,776	106,695	24,513	135,984
Goodwill impairment	—	(55,304)	—	(55,304)
Foreign currency translation	—	(665)	—	(665)
Balance as of December 31, 2015	$145,352	$244,894	$42,454	$432,700

Goodwill added during 2015 resulted primarily from the acquisitions of TMIS and Warranty Solutions in the Specialty Risk and Extended Warranty segment and the acquisition of Oryx in the Specialty Program segment. Goodwill added during 2014 resulted primarily from the acquisitions of Insco Dico and Comp Options in the Small Commercial Business segment as well as certain insignificant acquisitions in the Specialty Risk and Extended Warranty segment.

A roll forward of the changes in cumulative goodwill impairment losses, which are all included in Specialty Risk and Extended Warranty segment, is below:

(Amounts in Thousands)
Balance as of December 31, 2013:
Goodwill	$437,611
Accumulated impairment losses	(64,020)
373,591
Goodwill acquired	42,921
Goodwill impairment	(62,898)
Foreign currency translation	(929)
Balance as of December 31, 2014:
Goodwill	479,603
Accumulated impairment losses	(126,918)
352,685
Goodwill acquired	135,984
Goodwill impairment	(55,304)
Foreign currency translation	(665)
Balance as of December 31, 2015:
Goodwill	614,922
Accumulated impairment losses	(182,222)
$432,700

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Finite lived intangible assets are generally amortized under the straight-line method, except for renewal rights, which the Company amortizes using a 125% accelerated method, and certain customer relationships, which are amortized based on cash flows associated with the respective customer relationships. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $46,524, $33,543 and $31,667, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2016	$45,566
2017	40,996
2018	35,124
2019	33,166
2020	32,151

The Company has Luxembourg-domiciled reinsurance entities. In connection with acquiring these reinsurance entities, the Company acquires cash and equalization reserves of the reinsurance companies. Additionally, goodwill is recorded as the difference between the acquisition price and the fair value of the net assets acquired. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The equalization reserves originally established by the seller under Luxembourg law allowed the reinsurer to offset any taxable income. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators and is subject to reassessment every five years. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

If a Luxembourg reinsurer can assume sufficient premium to maintain its equalization reserves or assume losses, which then reduce the equalization reserves, the reinsurer can permanently defer the income tax. Subsequent to the acquisition, the Company cedes premium and associated losses to the reinsurance companies through intercompany reinsurance arrangements. Provided the Company is able to cede business that generates a net loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2015 and 2014, the Company had approximately $37,171 and $314,050, respectively, of unutilized equalization reserves and associated deferred tax liability of approximately $11,151 and $94,215, respectively. The reduction in equalization reserves in 2015 was due to a restructuring of the intercompany reinsurance agreements from three year contracts to single year contracts. During the year ended December 31, 2015, 2014 and 2013, the Company (increased) reduced overall expenses by a net amount of approximately $(53,304), $30,379 and $214, respectively, to reflect the net reduction of the deferred tax liability offset by goodwill impairment charges related to the utilization of the equalization reserves, which was partially offset by a valuation allowance in 2015 that was established against Luxembourg net operating loss carryforwards. Under its business plans currently in effect, the Company expects that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreements will cause the equalization reserves to be fully utilized in three to five years subsequent to the acquisition of the Luxembourg reinsurer, at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of these intercompany reinsurance agreements are appropriately eliminated in consolidation and did not impact the Company's gross and net loss reserves or loss ratio.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

9. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2015	2014
Land	$21,068	$7,593
Building	97,667	25,478
Software	144,920	92,211
Computer equipment	62,160	41,924
Other equipment	57,767	53,529
Leasehold improvements	31,613	25,691
	415,195	246,426
Less: Accumulated depreciation and amortization	(133,739)	(92,251)
	$281,456	$154,175

Depreciation expense was $41,488, $29,550 and $21,541 for the years ended December 31, 2015, 2014 and 2013.

10. Loss and loss adjustment expense reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense reserve ("Loss and LAE"), reported in the accompanying consolidated balance sheets as of December 31, 2015, 2014 and 2013:

(Amounts in Thousands)	2015	2014	2013
Loss and LAE, gross of related reinsurance recoverables at beginning of year	$5,664,205	$4,368,234	$2,426,400
Less: Reinsurance recoverables at beginning of year	2,149,444	1,739,689	1,180,212
Net balance, beginning of year	3,514,761	2,628,545	1,246,188
Incurred related to:
Current year	2,648,277	2,324,062	1,486,418
Prior year	33,931	18,557	30,943
Total incurred during the year	2,682,208	2,342,619	1,517,361
Paid related to:
Current year	(841,447)	(886,724)	(617,539)
Prior year	(1,018,931)	(554,495)	(335,621)
Total paid during the year	(1,860,378)	(1,441,219)	(953,160)
Commuted loss reserves	129,377	—	—
Acquired outstanding loss and loss adjustment reserves	116,044	71,755	807,592
Effect of foreign exchange rates	(38,832)	(86,939)	10,564
Net balance, end of year	4,543,180	3,514,761	2,628,545
Plus reinsurance recoverables at end of year	2,665,187	2,149,444	1,739,689
Loss and LAE, gross of related reinsurance recoverables at end of year	$7,208,367	$5,664,205	$4,368,234

In 2015, 2014 and 2013, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $33,931, $18,557 and $30,943, respectively, primarily as a result of unfavorable loss development due to higher actuarial estimates based on actual losses. The percentage of the Company's unpaid losses and LAE related to IBNR was 53.3%, 49.6% and 42.4% as of December 31, 2015, 2014 and 2013, respectively. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease. Management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

losses. As the Company has written more business and developed more credible data, the Company has assigned more weight to its historical experience than to industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE.

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

11. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2015	2014
Deferred warranty revenue	$344,724	$138,592
Accounts and commission payable	213,843	157,232
Premium taxes, assessments and surcharges payable	161,083	171,512
Redeemable contractual obligations	95,316	111,748
Other accrued expenses and liabilities	86,146	116,383
Income tax payable	—	100,410
	$901,112	$795,877

12. Debt

The Company’s outstanding debt consisted of the following at December 31, 2015 and 2014:

(Amounts in Thousands) As of December 31,	2015	2014
Revolving credit facility	$130,000	$120,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,190	56,745
2.75% Convertible senior notes due 2044 (the "2044 Notes")	163,082	157,679
6.125% Notes due 2023 (the "2023 Notes")	250,000	250,000
Junior subordinated debentures (the "2035-2037 Notes")	123,714	123,714
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	150,000	—
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	135,000	—
Secured loan agreements	38,483	35,233
Promissory notes	14,500	14,500
	$1,009,969	$757,871

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Aggregate scheduled maturities of the Company’s outstanding debt at December 31, 2015 are:

(Amounts in Thousands)
2016	$7,186
2017	7,423
2018	9,590
2019	134,467
2020	205
Thereafter	851,098	(1)

(1)	Amount included debt outstanding under the 2021 Notes and the 2044 Notes, which is net of unamortized original issue discount of $851 and $50,069, respectively.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum consolidated risk-based capital and a minimum consolidated statutory surplus. The Company was in compliance with all of its covenants as of December 31, 2015.

As of December 31, 2015, the Company had $130,000 of borrowings and $117,779 letters of credit outstanding under this Credit Agreement, which reduced the availability for letters of credit to $57,221, and the total aggregate availability under the facility to $102,221.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate or the LIBO rate. Borrowings bearing interest at a rate determined by reference to the Alternate Base Rate will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1.0%, plus (y) a margin ranging from 0.125% to 0.625%, adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin ranging from 1.125% to 1.625%, adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the outstanding borrowings under this credit facility as of December 31, 2015 range from 1.563% to 3.625%.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 25.00% to 30.00% based on the Company’s consolidated leverage ratio, which was 0.200%).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit under the Credit Agreement and the Preceding Credit Agreement, was approximately $3,726, $1,662, and $1,752 for the year ended December 31, 2015, 2014 and 2013, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Convertible Senior Notes

5.5% Convertible Senior Notes due 2021

In December 2011 and January 2012, the Company issued $200,000 in aggregate principal amount of its 2021 Notes. The 2021 Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier purchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the 2021 Notes will be convertible only in the following circumstances: (i) during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the 2021 Notes was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the 2021 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at December 31, 2015 is equal to 39.0769 shares of Common Stock per $1,000 principal amount of 2021 Notes, which corresponds to a conversion price of approximately $25.59 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the 2021 Notes. Upon conversion of the 2021 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. As of December 31, 2015, the 2021 Notes were convertible under the Sale Price Condition.

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

During 2014, the Company entered into separate, privately negotiated exchange agreements under which the Company retired $131,881 in aggregate principal amount of its outstanding 2021 Notes in exchange for the issuance of 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares (pre-split) of Common Stock. Please see the description of the 2044 Notes below.

During 2015, $62,078 in aggregate principal amount of the 2021 Notes were converted under the Sales Price Condition for cash in the amount of $62,079 and the issuance of 1,270,539 shares (pre-split) of Common Stock. As a result of the conversion, the Company recorded a loss on extinguishment of debt in the amount of $5,271 during the year ended December 31, 2015. As of December 31, 2015, $6,041 in aggregate principal amount of the 2021 Notes remained outstanding.

The Company separately allocated the proceeds for the issuance of the 2021 Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 are being amortized into interest expense over the term of the 2021 Notes. After considering the contractual interest payments and amortization of the original discount, the effective interest rate of the 2021 Notes was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2021 Notes was $825, $13,933, and $14,476 for the years ended December 31, 2015, 2014 and 2013, respectively.

2.75% Convertible Senior Notes due 2044

As described above, during 2014, the Company entered into separate, privately negotiated exchange agreements under which the Company retired $131,881 in aggregate principal amount of the outstanding 2021 Notes in exchange for issuance of a new series of 2.75% 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares (pre-split) of Common Stock. The Company also entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) to issue an additional $76,000 in aggregate principal amount of the 2044 Notes for a price equal to 90% of their face value.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

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

Prior to September 15, 2044, the 2044 Notes will be convertible only under the same circumstances described above for the 2021 Notes. On or after September 15, 2044, the 2044 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate at December 31, 2015 is equal to 13.3333 shares of Common Stock per one thousand principal amount of 2044 Notes, which corresponds to a conversion price of approximately $75.00 per share of Common Stock. Following certain corporate transactions that occur on or prior to December 15, 2018, or if the Company redeems the 2044 Notes on or prior to December 15, 2018, the Company will increase the conversion rate for a holder that elects to convert its 2044 Notes in connection with such corporate transaction or redemption. Upon conversion of the 2044 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock.

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

Each one thousand principal amount at maturity of 2044 Notes has an issue price of nine hundred for purposes of the indenture for the 2044 Notes. An amount equal to the difference between the issue price and the principal amount at maturity will accrue in accordance with a schedule set forth in the indenture. The issue price plus such accrued amount per one thousand principal amount at maturity of the 2044 Notes is referred to herein as the “accreted principal amount.”

Pursuant to ASC 470-50 Debt - Modifications and Extinguishments, this exchange transaction is being accounted for as an extinguishment of debt because the terms of the two debt instruments are substantially different under the accounting rules. The Company retired $131,881of the outstanding 2021 Notes with a carrying value of $110,346 and wrote-off unamortized debt issuance costs of $2,195. The 2044 Notes issued as part of the exchange had a fair value of $117,982, which resulted in a loss on the early extinguishment of debt of $9,831 in 2014.

The Company separately accounts for the liability and equity components of its 2044 Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company measured the debt component of the 2044 Notes using an effective interest rate of 7.46%. Upon issuance of the 2044 Notes in December 2014, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded an OID of $53,374, thereby reducing the initial carrying the value of the 2044 Notes from $210,831to $157,457 and recorded an equity component net of tax of $34,693. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2044 Notes was $12,160 and $503 for the year ended December 31, 2015 and 2014, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The following table shows the amounts recorded for the 2021 Notes and 2044 Notes as of December 31, 2015 and 2014:

	2015			2014
(Amounts in Thousands)	Outstanding Principal	Unamortized OID	Net Carrying Amount	Outstanding Principal	Unamortized OID	Net Carrying Amount
2021 Notes	$6,041	$(851)	$5,190	$68,119	$(11,374)	$56,745
2044 Notes	213,151	(50,069)	163,082	210,924	(53,245)	157,679
	$219,192	$(50,920)	$168,272	$279,043	$(64,619)	$214,424

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 2023 Notes to certain initial purchasers in a private placement. The 2023 Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The 2023 Notes will mature August 15, 2023, unless earlier purchased by the Company. Fees associated with the Notes we approximately $2,740. The indenture governing the Notes contains covenants whereby the interest rates will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated leverage ratio, as calculated under this agreement, was less than 30% as of December 31, 2015. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the 2023 Notes also contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The 2023 Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's convertible senior notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the 2023 Notes was approximately $15,587, $15,587, and $5,845 for the years ended December 31, 2015, 2014 and 2013, respectively.

Subordinated Debt

2035-2037 Notes

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2015 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $6,641, $8,100 and $8,099 of interest expense for the years ended December 31, 2015, 2014 and 2013, respectively, related to these trust preferred securities.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The table below summarizes the Company’s trust preferred securities as of December 31, 2015:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	3.926	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	3.912	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	3.812	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.512	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate is three-month LIBOR plus 3.40%.

(2)	The interest rate is three-month LIBOR plus 3.30%.

(3)	The interest rate is three-month LIBOR plus 3.00%.

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

The Company incurred $4,990 in deferred origination costs associated with the 7.25% 2055 Notes, which is being amortized over the term of the 7.25% 2055 Notes. Deferred origination costs are included in other assets on the accompanying consolidated balance sheet. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $5,868 in 2015.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The Company incurred $4,461 in deferred origination costs associated with the 7.50% 2055 Notes, which is being amortized over the term of the 7.50% 2055 Notes. Deferred origination costs are included in other assets on the accompanying consolidated balance sheet. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $2,939 in 2015.

Secured Loan Agreements

The Company, through a wholly-owned subsidiary, has a seven year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $2,970 at the maturity date. The Company recorded interest expense of approximately $280, $330 and $380 for the years ended December 31, 2015, 2014 and 2013, respectively, related to this agreement. The loan is secured by the aircraft.

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

On August 29, 2014, the Company entered into a five-year secured loan agreement with Key Equipment Finance, which was subsequently assigned to RBS Citizens Bank, in the aggregate amount of $30,500 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $538 through August 31, 2019. The Company recorded interest expense of approximately $592 and $227 for the years ended December 31, 2015 and 2014, respectively. The loan is secured by the aircraft.

In September 2015, the Company, through a subsidiary, entered into a seven year mortgage agreement in the aggregate principal amount of $10,250 to finance the purchase of a building. The mortgage bears interest at an annual rate equal to 3.75% and matures on September 18, 2022, with an option to extend the maturity date for an additional five years. The mortgage does not require monthly installments of principal until November 2017, but will require monthly principal payments thereafter. The final monthly payment will equal the then outstanding principal balance of the mortgage, together with all accrued and unpaid interest. The Company recorded interest expense of approximately $89 for the year ended December 31, 2015.

Promissory Notes

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 21. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 2.0% per annum. The Company recorded approximately $1,430 of deferred origination costs associated with the promissory notes. The Company recorded interest expense of approximately $344, $312, and $290 for the years ended December 31, 2015, 2014 and 2013, respectively, related to the promissory notes.

The Company assumed two promissory notes in 2013 totaling $6,500 as a result of its acquisition of Mutual Insurers Holding Company. The principal of these notes is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and have an interest rate of 3.8% plus the three months LIBOR per annum, which was 4.1% as of December 31, 2015. The Company recorded $278, $365, and $210 of interest expense for the years ended December 31, 2015, 2014 and 2013, respectively, related to the promissory notes.

Funds at Lloyd's Facility

On November 24, 2015, the Company and certain of its wholly-owned subsidiaries entered into an Amending and Restating Agreement ("Funds at Lloyd's Facility") relating to its existing £235,000 (or $346,296) credit facility agreement ("Preceding Credit Facility") dated November 25, 2014 with ING Bank N.V., London Branch and the Bank of Nova Scotia, London Branch. The amended and restated Funds at Lloyd's Facility increased the maximum amount of the letter of credit facility to £300,000 (or $442,080) to be used to support the Company’s capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2016 underwriting year of account, as well as prior open years of account. ING Bank's commitment is £195,000 (or $287,352) and the Bank of Nova Scotia's commitment is £105,000 (or $154,728) under the Funds at Lloyd's Facility. Letters of

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

credit issued and outstanding under the Preceding Credit Facility were deemed issued and outstanding under the amended and restated Funds at Lloyd's Facility.

The terms and conditions under the Funds at Lloyd's Facility are substantially the same as those under the Preceding Credit Facility. The Funds at Lloyd's Facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, transactions with affiliates and the sale of assets, and requirements to maintain certain consolidated net worth, statutory surplus, leverage and fixed charge coverage ratios. The Funds at Lloyd's Facility also provides for customary events of default, including, without limitation, failure to pay principal, interest or fees when due, failure to comply with certain covenants, any representation or warranty made by the Company being false or misleading in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company or its subsidiaries party to the Funds at Lloyd's Facility. Upon an event of default, the lender may immediately terminate its obligations to issue letters of credit, declare the Company’s obligations under the Funds at Lloyd's Facility to become immediately due and payable, and require the Company to deposit collateral with a value equal to 100% of the aggregate face amount of any outstanding letters of credit consisting of cash or other specified collateral including time deposits, certificates of deposit, money market deposits and U.S. government securities subject to varying advance rates.

The facility is 35% secured by a pledge of a collateral account established in the United States pursuant to a pledge and security agreement and in the United Kingdom pursuant to a Deed of Charge dated as of November 26, 2013. In addition to upon an event of default as discussed above, the collateral account will be required to be 100% funded upon the occurrence of certain specified events, including the A.M. Best financial strength rating of the AII falling below A-, the forecast underwriting losses exceeding a certain level for any year supported by a letter of credit, or any non-extension notice is given with respect to any letter of credit.

Fees payable by the Company under the Funds at Lloyd's Facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured potion of the letters of credit determined based on the AII’s then-current financial strength rating issued by A.M. Best. As of December 31, 2015, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Company’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and un-canceled amount of the facility, and a facility fee upon closing of 0.15% of the total aggregate commitment.

As of December 31, 2015, the Company had outstanding letters of credit of £295,365 (or $435,250) in place under the Funds at Lloyd's Facility. The aggregate unutilized amount under this facility was £4,635 (or $6,830) as of December 31, 2015. The Company recorded total interest expense of $3,350 and $2,795 for the year ended December 31, 2015 and 2014, respectively, under the Funds at Lloyds Facility and Preceding Credit Facility. Interest expense recorded in 2013 was not material.

Other Letters of Credit

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank.The Company utilizes this letter of credit facility to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company's obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders. The credit limit is for $75,000, of which $48,467 was utilized as of December 31, 2015. The Company is required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%.

The Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $1,755 as of December 31, 2015.

13. Reinsurance
The Company structures its reinsurance programs by analyzing its tolerance for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type. The Company generally purchases reinsurance to reduce its net liability on individual risks and to protect against catastrophe losses and volatility. The Company retains underwriting risk in certain lines of business in order to capture a greater proportion of expected underwriting profits. The Company has chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and policy limits are within its risk tolerance.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The Company may purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. The Company may also purchase reinsurance on an excess of loss basis to cover individual risk, severity and catastrophe exposure. Additionally, the Company may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance the Company purchases varies year to year based on its risk assessment, its desired retention levels based on profitability and other considerations, along with the market availability of quality reinsurance at prices the Company considers acceptable. Our reinsurance programs renew throughout the year, and the price changes in recent years have not been material to the Company's net underwriting results. The Company's reinsurance generally does not cover war or nuclear, biological, chemical or radiological terrorism risks.
In its proportional reinsurance programs, the Company generally receives a commission on the premium ceded to reinsurers. This “ceding commission” compensates the Company's insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of the Company's reinsurance treaties allow it to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on the Company's behalf and are compensated, directly or indirectly, by the reinsurers. The Company also places reinsurance with direct reinsurance markets and enters reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit.
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

Reinsurance Programs and Retentions

The following tables provide a summary of the Company's primary reinsurance programs as of December 31, 2015 for the United States and internationally:

(Amounts in Thousands)	2015 Domestic Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$10,000	$570,000	100% of $560,000
Property, Quota Share	$18,000	$20,000	10% of $20,000
Property, Per Risk Excess of Loss	$2,000	$30,000	97% of $28,000
Property, Occurrence Excess of loss	$20,000	$485,000	100% of $465,000
Surety, Excess of Loss	$500	$20,000	70% of $19,500
Casualty/Professional, Excess of Loss	$2,500	$40,000	92% of $38,500
Umbrella, Quota Share	$1,500	$10,000	100% of $8,500
Equipment Breakdown, Quota Share	$—	$100,000	100% of $100,000

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(Amounts in Thousands)	2015 International Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss (AEL)	$800	$4,800	100% of $4,000
Property, Occurrence Excess of Loss	$7,500	$160,000	100% of $152,500
Property, Per Risk Excess of Loss (ATL)	$800	$4,800	100% of 4,000
Surety, Excess of Loss and Quota Share	$4,500	$45,000	100% of $41,500
Casualty, Excess of Loss	$3,000	$20,000	100% of $17,000
Latent Defect, Excess of Loss	$3,200	$40,000	100% of $36,800
Accident and Health, Excess of Loss	$800	$32,000	100% of $31,200
Car Care, Excess of Loss	$1,000	$105,000	97.5% of $104,000
Medical Malpractice, Quota Share	$6,600	$11,000	40% of $11,000
Personal Accident, Excess of Loss	$2,000	$50,000	100% of $48,000
Pecuniary Risks	$5,000	$35,000	100% of $30,000

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

The effect of reinsurance with related and unrelated companies on premiums and losses for 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015		2014		2013
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$6,473,338	$5,994,848	$5,422,484	$4,816,607	$3,869,893	$3,308,136
Assumed	326,199	369,966	665,481	562,193	247,018	254,863
Ceded	(2,539,479)	(2,343,087)	(2,131,347)	(1,852,236)	(1,551,238)	(1,297,009)
	$4,260,058	$4,021,727	$3,956,618	$3,526,564	$2,565,673	$2,265,990

	As of December 31,
	2015		2014		2013
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$692,447	$(2,643,443)	$623,193	$(2,149,444)	$378,564	$(1,739,689)
Unearned premiums	167,409	(1,530,551)	211,177	(1,302,848)	103,878	(1,011,304)
Loss and LAE expense incurred	352,362	(1,497,558)	424,754	(1,217,593)	91,109	(975,434)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2015, the Company had $129,377 of commutations that were included in ceded reinsurance treaties. The commutation has no material impact on net income. During 2014, the Company had no such commutations.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

14. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal stockholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and director of the Company. As of December 31, 2015, our principal stockholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and co-trustee of the Michael Karfunkel Family 2005 Trust (the "Trust")), George Karfunkel and Barry Zyskind, own or control approximately 6.1%, 7.5%, 2.3% and 4.4%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. ("Maiden Reinsurance"), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AII and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written for certain lines of business by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions). AII also retrocedes 40% of losses. Certain business that the Company commenced writing after the effective date of the Maiden Quota Share, including the Company's European medical liability business discussed below, business assumed from Tower Group International, Ltd. ("Tower") pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

The Maiden Quota Share was renewed through June 30, 2019 and will automatically renew for successive three-year terms unless either AII or Maiden Reinsurance notifies the other of its election not to renew no less than nine months prior to the end of any such three-year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Reinsurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Reinsurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. During 2015, the Company had approximately $93,661 of commutations for ceded reinsurance treaties related to the Maiden Quota Share. The commutation has no material impact on net income.

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and was renewed through March 31, 2017. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The following is the effect on the Company’s results of operations for the years ended December 31, 2015, 2014 and 2013 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2015	2014	2013
Results of operations:
Premium written – ceded	$(1,899,148)	$(1,592,457)	$(1,150,394)
Change in unearned premium – ceded	182,967	211,897	162,846
Earned premium – ceded	$(1,716,181)	$(1,380,560)	$(987,548)
Ceding commission on premium written	$564,156	$493,342	$330,186
Ceding commission – deferred	(53,364)	(88,271)	(53,630)
Ceding commission – earned	$510,792	$405,071	$276,556
Incurred loss and loss adjustment expense – ceded	$1,116,308	$885,362	$715,832
Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of December 31, 2015 and 2014. The Company recorded $1,865, $1,797 and $1,852 of interest expense during the years ended December 31, 2015, 2014 and 2013, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of December 31, 2015 was approximately $2,458,377. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $24,130, $19,896 and $17,498 of brokerage commission during the years ended December 31, 2015, 2014 and 2013, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

The Company, through a subsidiary, has an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of December 31, 2015, the Company managed approximately $4,360,405 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceed $1,000,000. As a result of this agreement, the Company recorded approximately $6,057, $5,213 and $4,388 of asset management fees for the years ended December 31, 2015, 2014 and 2013, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 12%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC's two largest stockholders are The Trust and Michael Karfunkel individually. Michael Karfunkel is the Chairman of the Board of Directors of the Company and the father-in-law of Barry D. Zyskind, the President and Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel is the chairman, president and chief executive officer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

In August 2015, NGHC issued 11,500,000 common shares in a follow on public offering, which resulted in the Company reducing its ownership percentage in NGHC from approximately 13% to approximately 12%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of approximately $9,271, which is included in equity in earnings of unconsolidated subsidiary. Similarly in February 2014, NGHC issued approximately 13,600,000 common shares in a follow on Rule 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from approximately 15% to 13%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $25,385, $28,351 and $11,566 of investment income during the years ended December 31, 2015, 2014 and 2013, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross premiums written of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $35,896, $25,632 and $24,196 of fee income for the years ended December 31, 2015, 2014 and 2013, respectively, related to this agreement. Additionally, the Company provided certain consulting services to NGHC related to Luxembourg-domiciled reinsurance entities in 2014, for which the Company received $1,057 for the year ended December 31, 2014. The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $2,383,391 of assets as of December 31, 2015 related to this agreement. As a result of this agreement, the Company earned approximately $2,676, $2,006 and $1,725 of asset management fees for the years ended December 31, 2015, 2014 and 2013, respectively. The asset management fees were recorded as a component of service and fee income.

800 Superior, LLC

The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC ("800 Superior"), which owns an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. The Company has been appointed the managing member of 800 Superior. Additionally, in conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 800 Superior. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

NGHC has an office lease with 800 Superior under which it currently leases office space. The lease agreement is through 2027. NGHC paid 800 Superior approximately $2,593, $2,056, and $2,329 of rent for the years ended December 31, 2015, 2014 and 2013, respectively. As discussed in Note 21. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

4455 LBJ Freeway, LLC

In 2015, the Company and NGHC each acquired a fifty percent ownership interest in 4455 LBJ Freeway, LLC ("4455 LBJ Freeway"), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed the managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s approximate

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the condensed consolidated financial statements. The Company recorded approximately $583 of service and fee income related to rent for the year ended December 31, 2015.

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

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re, Ltd. and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in AmTrust stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of invested assets under management, excluding investments in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $616,949 of assets as of December 31, 2015. The Company recorded approximately $1,600, $214, and $238 for these services for the years ended December 31, 2015, 2014 and 2013, respectively.

Agreements as a result of ACP Re / Tower Merger

In January 2014, ACP Re, through a subsidiary, agreed to acquire 100% of the outstanding stock of Tower and merge with Tower on September 15, 2014 (the “Merger”). As a result of the Merger, the Company and ACP Re entered into the agreements and transactions described below, as well as an asset management agreement described above.
Commercial Lines Master Agreement
On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Commercial Lines Master Agreement (the “Master Agreement”), which provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re pursuant to the Merger, including entering into the agreements described below, all of which became effective on September 15, 2014. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three year earn-out (the “Contingent Payments”), payable semi-annually on the last day of January and July, of 3% of gross written premium of the Tower commercial lines business written or assumed by the Company following the Merger. The Contingent Payments to be made by the Company are subject to a maximum of $30,000, in the aggregate, over the three-year period. NGHC will pay contingent consideration to ACP Re on the same terms. As a result of entering into this agreement, the Company assigned a value of $25,200 to the renewal rights, $1,700 to goodwill, and $26,900 to the contingent consideration, which is recorded as a component of accrued expense and other liability.
Commercial Lines Reinsurance Agreements
TIC entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC will reinsure 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement. As a result of the Master Agreement and CL Reinsurance Agreement, the Company generated approximately $397,545 and $133,424 of gross written premium during the years ended December 31, 2015 and 2014, respectively, and, recorded approximately $376,199 and $41,429 of earned premium, and incurred approximately $244,000 and $27,000 of loss and loss adjustment expense during years ended December 31, 2015 and 2014, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

In connection with the execution of the CL Reinsurance Agreement, the Commercial Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, between TIC and the Tower Companies whereby TIC, through a 100% quota share, reinsured at least 60% of the Tower Companies’ then in-force commercial lines policies and most new and renewal commercial lines business from January 3, 2014 forward, was terminated on a run-off basis, with the reinsurance of all policies reinsured under that agreement remaining in effect. During the year ended December 31, 2014, the Company assumed approximately $475,038 of gross written premium, recorded approximately $386,609 of earned premium, and incurred approximately $224,961 of loss and loss adjustment expense related to the Cut-Through Reinsurance Agreement. Additionally, the Company incurred approximately $91,502 of commission expense and $15,926 of unallocated claims expense during the year ended December 31, 2014 related to the Cut-Through Reinsurance Agreement.
Commercial Lines MGA Agreement
ANA produces and manages all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies will be reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The Company recorded $3,210 and $1,751 of commission under the CL MGA Agreement during the years ended December 31, 2015 and 2014, respectively. The commission income was recorded as a component of service and fee income.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re”, a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administers the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. The Company charged ACP Re $34,869 for these services during the year ended December 31, 2015, which were recorded as a reduction of salary and other expense. The charge to ACP Re in 2014 under this agreement was not material.
Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re will reinsure the full amount of any payments that AII and NG Re Ltd. are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC will provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which the parties to the LPTA have agreed will be established upon reevalution as of December 31, 2015. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by AII and NG Re Ltd. to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by AII and NG Re Ltd. The Stop-Loss Agreement and the Retrocession Agreement are accounted for under the deposit method of accounting.
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
(In Thousands, Except Share and Per Share Data)

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
As of December 31, 2015 and 2014, the Company recorded $129,375 and $127,601, respectively, of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $8,701 and $2,601 for the years ended December 31, 2015 and 2014, respectively, under the ACP Re Credit Agreement.
Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The Company currently leases office space and the lease term is through May 2023. The Company paid approximately $1,894, $1,880 and $730 for the years ended December 31, 2015, 2014 and 2013, respectively, for this leased office space.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The Company leases office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The Company paid approximately $597, $444 and $480 for the years ended December 31, 2015, 2014 and 2013, respectively, for this leased office space.

Equity Investments

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three month lag basis.The Company recorded $755 of income from this investment during the year ended December 31, 2015.

In August 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center Building Company, L.P. ("Illinois Center"), a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15.0% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three month lag basis. The Company recorded $1,292 of income from this investment during the year ended December 31, 2015.

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity.

The following table summarizes the Company's non-consolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for periods indicated.

(Amounts in thousands)		December 31, 2015
Carrying amount
Other investments:
	North Dearborn	$9,862
	Illinois Center	55,007
Maximum exposure to loss (1)
Other investments:
	North Dearborn	$9,862
	Illinois Center	55,007

(1) Maximum exposure to loss is a required disclosure under GAAP and requires the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Use of Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expense include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charges Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircrafts (for example, aircraft purchase costs, insurance and flight crew salaries). During the years ended December 31, 2015, 2014 and 2013, Maiden paid $89, $52, and $38, respectively, and NGHC paid $201, $133, and $140, respectively, for their respective use of the company-owned aircraft under these agreements.

In addition, for personal travel, Mr. Barry Zyskind, the Company’s President and Chief Executive Officer, and Mr. Michael Karfunkel, the Chairman of the Board, each entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, both Mr. Zyskind and Mr. Karfunkel have fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for their personal use of the respective company-owned aircraft. Mr. Zyskind reimbursed the Company and AUI $531, $235, and $74 for his personal use of the aircraft during the years ended December 31, 2015, 2014 and 2013, respectively. Mr. Karfunkel reimbursed the Company and AUI $223 and $55 for the year ended December 31, 2015 and 2013, respectively, for his personal use of the aircraft. Mr. Karfunkel did not use the aircraft for personal use in 2014.

15. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the years ended December 31, 2015, 2014 and 2013:

(Amounts in Thousands)	2015	2014	2013
Policy acquisition expenses	$457,943	$460,010	$244,461
Salaries and benefits	459,341	367,549	247,173
Other insurance general and administrative expense	62,218	29,364	41,528
	$979,502	$856,923	$533,162

16. Share Based Compensation

The Company's 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 14,630,136 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Options"), restricted stock, restricted stock units (“RSU”), performance share units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 14,630,136 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2015, approximately 8,300,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments under ASC 718-10-30 was approximately $22,763, $19,114 and $11,186 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has unrecognized compensation cost related to unvested stock options, restricted stock and non-vested RSU awards of approximately $39,111, $36,882 and $23,857 as of December 31, 2015, 2014 and 2013, respectively.

On December 15, 2015, the Company’s Board of Directors declared a two-for-one stock split on the Company’s common stock, payable in the form of a 100% stock dividend. On February 2, 2016, the dividend payment date, all options outstanding were adjusted by 100% and their respective exercise prices were reduced by 50%. The Company also adjusted outstanding RSUs, unvested restricted stock and PSUs for the split.
Stock Options

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

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

The following schedule shows all options granted, exercised, and expired under the Plan for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,868,740	$5.80	5,994,920	$5.25	7,351,552	$4.71
Granted	100,000	28.04	75,000	18.93	156,002	14.89
Exercised	(1,109,712)	4.59	(2,184,240)	4.75	(1,494,544)	3.60
Forfeited	(75,148)	9.17	(16,940)	3.52	(18,090)	4.45
Outstanding at end of year	2,783,880	$6.99	3,868,740	$5.80	5,994,920	$5.25

The weighted average grant date fair value of options granted was $11.31, $8.07 and $4.35 during 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, all option grants outstanding had an approximate weighted average remaining life of 3.0 and 3.4 years, respectively. As of December 31, 2015 and 2014, there were approximately 2,600,000 options and 3,600,000 options, respectively, with a weighted average exercise price of $5.86 and $5.24, respectively, which were exercisable.

The per share fair value of options was estimated at the date of grant based on the following weighted average assumptions for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Volatility	40.81%	41.72%	33.50%
Risk-free interest rate	1.97%	2.62%	1.01%
Weighted average expected lives in years	6.25	6.25	6.25
Dividend rate	1.84%	1.77%	1.67%
Forfeiture rate	0.50%	0.50%	0.50%

Expected Price Volatility - this is a measure of the amount by which a price has fluctuated or is expected to fluctuate.

Risk-Free Interest Rate - this is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - this is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the periods presented.

Forfeiture Rate - this is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield - this is calculated by dividing the expected annual dividend by the share price of the Company at the valuation date. An increase in the dividend yield will decrease compensation expense.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The intrinsic value of stock options exercised during 2015, 2014 and 2013 was $26,444, $35,597 and $19,352, respectively. The intrinsic value of stock options that were outstanding as December 31, 2015, 2014 and 2013 was $66,300, $86,393 and $66,589, respectively. The intrinsic value of stock options that were exercisable as of December 31, 2015, 2014 and 2013 was $64,705, $83,371 and $64,730, respectively.

Cash received from options exercised was $4,907, $10,589 and $5,387 during 2015, 2014 and 2013 respectively. The excess tax benefit from award exercises was approximately $10,211, $10,281 and $5,109 for the years ended December 31, 2015, 2014 and 2013, respectively. Such benefits were recorded as a reduction of income tax payable and an increase in additional paid-in capital.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date value equal to the closing stock price of the Company's stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards.

A summary of the Company’s restricted stock and RSU activity for the years ended December 31, 2015, 2014 and 2013 is shown below:

	2015		2014		2013
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	2,611,022	$16.70	1,834,030	$12.22	1,776,394	$10.43
Granted	476,942	29.27	1,804,716	19.60	582,860	15.59
Vested	(1,200,800)	15.66	(995,068)	13.69	(524,062)	9.91
Forfeited	(33,648)	20.95	(32,656)	16.60	(1,162)	14.65
Non-vested at end of year	1,853,516	$20.54	2,611,022	$16.70	1,834,030	$12.22

A summary of the Company's PSU activity for the years ended December 31, 2015, 2014 and 2013 is shown below:

	2015		2014		2013
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	549,670	$19.42	318,906	$14.67	—	$—
Granted	373,628	29.93	338,150	22.60	319,426	14.67
Vested	(155,842)	18.86	(79,420)	14.67	—	—
Forfeited	(14,990)	28.13	(27,966)	17.20	(520)	14.65
Non-vested at end of year	752,466	$24.58	549,670	$19.42	318,906	$14.67

PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of a pre-determined period. In addition, during the year ended December 31, 2014, 347,875 of pre-split PSUs were converted to restricted share awards based on achievement of certain performance targets.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

17. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2015, 2014 and 2013:

(Amounts in Thousands) Income Tax Provision (Benefit)	2015	2014	2013
Current expense (benefit)
Federal	$84,581	$219,413	$49,565
Foreign	20,442	26,142	29,935
Total current tax expense	105,023	245,555	79,500
Deferred expense (benefit)
Federal	$(55,029)	$(8,376)	$13,741
Foreign	16,347	(183,493)	4,778
Total deferred tax expense	(38,682)	(191,869)	18,519
Total income tax expense	$66,341	$53,686	$98,019

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the years ended December 31, 2015, 2014 and 2013:

(Amounts in Thousands)	2015	2014	2013
Income before equity in earnings (loss) of unconsolidated subsidiaries	$551,478	$471,933	$367,046
Tax at federal statutory rate of 35%	$193,017	$165,177	$128,466
Tax effects resulting from:
Foreign rate differential
Permanent adjustments	(121,119)	9,171	(1,279)
Tax rate differences	(107,754)	(115,513)	(60,957)
Adjustments to prior year taxes	(80,089)	(21,995)	28,494
Valuation allowance	170,043	—	—
Other, net	12,243	16,846	3,295
	$66,341	$53,686	$98,019
Effective tax rate	12.0%	11.4%	26.7%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2015 and 2014 are shown below:

(Amounts in Thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforward	$201,715	$101,230
Unearned premiums	138,751	117,922
Ceding commission	130,896	107,739
Loss and LAE reserves	100,545	49,583
Other	90,921	62,346
Unrealized loss on investments	35,943	—
Bad debt	18,598	13,027
Deferred compensation	8,677	7,774
Total gross deferred tax assets	726,046	459,621
Valuation allowance	(170,043)	—
	$556,003	$459,621
Deferred tax liabilities:
Deferred acquisition costs	$(317,606)	$(295,121)
Equity results which cannot be liquidated tax free	(52,305)	(41,497)
Intangible assets	(51,724)	(51,619)
Depreciation	(46,645)	(31,350)
Other	(30,507)	(16,790)
Equalization reserves	(11,151)	(94,215)
Accrual market discount	(6,792)	(3,123)
Cash surrender value on insurance	(2,106)	(2,050)
Unrealized gain on investments	—	(30,219)
	(518,836)	(565,984)
Deferred tax asset (liability), net	$37,167	$(106,363)

The Company has U.S. Net Operating Losses (“NOLs”) of $24,356 that expire beginning in 2019 through 2033. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $1,723 per year. The Company also has foreign NOLs of $694,770 that currently have no expiration. The Company’s management believes that as of December 31, 2015, except for a portion of certain foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of the Company's net deferred income taxes on the consolidated balance sheets (net deferred tax asset is included in other assets on the consolidated balance sheets). The Company placed a valuation allowance on a significant portion of the foreign NOLs in 2015. The valuation allowance was the result of the current inability to generate sufficient future income in Luxembourg in order to fully utilize the NOLs incurred to date. Even though the NOLs do not have an expiration date, the Company determined that a valuation allowance should be placed on the portion that is unlikely to ever be utilized. As a result, the Company recorded a valuation allowance of $170,043 related to the foreign NOLs as of December 31, 2015. No valuation allowance was recorded as of December 31, 2014. The increase in the valuation allowance was primarily due to the decrease in equalization reserves attributable to the Company's Luxembourg reinsurance companies. Additionally, the Company had a return to provision during the third quarter of 2015 for approximately $80,000, which resulted primarily from changes in permanent transfer pricing tax adjustments.

The earnings of certain of the Company's foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

certain of the Company’s foreign subsidiaries is not practicable. At December 31, 2015 and 2014, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $329,489 and $257,587, respectively.

The Company’s major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2010 and forward.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
United States	2012-2014
United Kingdom	2012-2014
Ireland	2010-2014

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of December 31, 2015 and 2014. No interest or penalties have been recorded by the Company for the years ended December 31, 2015, 2014 and 2013. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.
18. Employee Benefit Plans

The Company sponsors multiple defined contribution pension plans, which are available to a majority of its employees. Contributions to these plans were based on a percentage of employee contributions or earnings. The cost of the Company's domestic plan was approximately $6,693, $4,241 and $2,561 for the years ended December 31, 2015, 2014 and 2013, respectively. The cost of the Company's European plans was approximately $5,167, $6,167, and $2,575 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has a frozen defined benefit pension plan for one of its European subsidiaries, which covers approximately 300 participants and a defined benefit pension plan for one of its domestic subsidiaries, which covers less than 25 participants. The Company's obligation associated with these plans as well as the plans' impact on the Company's results of operations, financial position or liquidity were immaterial for all periods presented.

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

The Company implemented a two-for-one stock split on February 2 , 2016. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retroactively in the periods presented.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The following is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

(Amounts in Thousands, except for earnings per share)	2015	2014	2013
Basics earnings per share:
Net income attributable to AmTrust common stockholders	$472,004	$434,276	$278,237
Less: Net income allocated to participating securities and redeemable non-controlling interest	352	1,217	431
Net income allocated to AmTrust common stockholders	$471,652	$433,059	$277,806

Weighted average common shares outstanding – basic	165,166	150,288	148,556
Less: Weighted average participating shares outstanding	124	422	230
Weighted average common shares outstanding – basic	165,042	149,866	148,326
Net income per AmTrust common shares – basic	$2.86	$2.89	$1.87
Diluted earnings per share:
Net income attributable to AmTrust common stockholders	$472,004	$434,276	$278,237
Less: Net income allocated to participating securities and redeemable non-controlling interest	352	1,217	431
Net income allocated to AmTrust common stockholders	$471,652	$433,059	$277,806

Weighted average common shares outstanding – basic	165,042	149,866	148,326
Plus: Dilutive effect of stock options, convertible debt, other	3,318	9,168	7,642
Weighted average common shares outstanding – dilutive	168,360	159,034	155,968
Net income per AmTrust common shares – diluted	$2.80	$2.72	$1.78

As of December 31, 2015, there were less than 35,000 anti-dilutive securities excluded from diluted earnings per share.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

20. Stockholders' Equity

Issuances of Preferred Stock

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
(In Thousands, Except Share and Per Share Data)

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

Issuance of Common Stock

During 2015, the Company issued an aggregate of 8,450,000 of pre-split adjusted shares of common stock in two separate underwritten public offerings. Total proceeds received from these offerings were $487,087. Fees and expenses related to the offerings were approximately $413 and was recorded as a reduction in additional paid-in capital.

On December 15, 2015, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized number of shares of common stock from 150,000,000 shares (on a pre-split basis) to 500,000,000 shares.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$(10,361)	$77,605	$(3,013)	$—	$64,231
Other comprehensive income (loss) before reclassifications	19,912	(138,902)	1,581	(2,257)	(119,666)
Amounts reclassed from accumulated other comprehensive income (loss)	—	8,707	—	—	8,707
Income tax benefit (expense)	(6,969)	45,567	(553)	519	38,564
Net current-period other comprehensive income (loss)	12,943	(84,628)	1,028	(1,738)	(72,395)
Balance, December 31, 2013	2,582	(7,023)	(1,985)	(1,738)	(8,164)
Other comprehensive income (loss) before reclassification	(26,706)	133,775	1,022	(1,623)	106,468
Amounts reclassed from accumulated other comprehensive income (loss)	—	(7,566)	—	—	(7,566)
Income tax benefit (expense)	9,348	(44,173)	(358)	568	(34,615)
Net current-period other comprehensive income (loss)	(17,358)	82,036	664	(1,055)	64,287
Balance, December 31, 2014	(14,776)	75,013	(1,321)	(2,793)	56,123
Other comprehensive income (loss) before reclassification	(119,134)	(177,618)	955	4,132	(291,665)
Amounts reclassed from accumulated other comprehensive income	—	4,918	—	—	4,918
Income tax benefit (expense)	41,697	60,445	(334)	(1,446)	100,362
Net current-period other comprehensive income (loss)	(77,437)	(112,255)	621	2,686	(186,385)
Balance, December 31, 2015	$(92,213)	$(37,242)	$(700)	$(107)	$(130,262)

During the years ended December 31, 2015, 2014 and 2013, amounts reclassed from accumulated other comprehensive income (loss) into net income were included in net realized gain on investment.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

In addition to the capital contributions and loans from the Company, NGHC and KCDC, as part of the transaction, the Investment Funds received, directly and indirectly, proceeds of approximately $8,000 through two loans originating from state and local governments of Ohio. These loans are each for a period of 15 years and have an average interest rate of 2.0% per annum.

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has an approximate 12% ownership interest in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as an accrued liability in the accompanying consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

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

Pending Acquisitions

ARI Mutual Insurance Company

In March 2015, the Company entered into a definitive agreement to acquire ARI Mutual Insurance Company ("ARI") following the completion of the conversion of ARI to a stock company from a mutual company, which required regulatory and policyholder approval. ARI is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland. The acquisition closed in January 2016, at which time Company paid an aggregate purchase price of $23,800 for the stock of ARI.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

N.V. Nationale Borg-Maatschappij

In August 2015, the Company entered into a definitive agreement to acquire N.V. Nationale Borg-Maatschappij and its affiliates ("Nationale Borg") from Egeria and HAL Investments for approximately €154,000 (or $167,275 as of December 31, 2015). Nationale Borg is a 120-year old, Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance with business in over 70 countries. The acquisition is subject to regulatory approval and is expected to close in the first half of 2016.

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

Genworth Financial Mortgage Insurance Limited

In October 2015, the Company entered into an agreement to acquire Genworth Financial Mortgage Insurance Limited ("GFMI") for approximately $60,000 in cash. Based in the U.K., GFMI operates in the European mortgage insurance market, currently providing products in the U.K., Finland, Italy and Germany. The acquisition is subject to regulatory approval and customary closing conditions and is expected to close during the first quarter of 2016.

Lease Commitments

The Company is obligated under approximately 103 leases for office space expiring at various dates through 2023. Future minimum lease payments as of December 31, 2015 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2016	$19,926
2017	17,145
2018	14,214
2019	11,765
2020	10,690
2021 and Thereafter	18,169
$91,909

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $20,336, $16,314 and $15,568, respectively.

Employment Agreements

The Company has employment agreements with approximately 40 of its key executives and employees. The agreements terminate on varying dates through 2019, contain annual minimum levels of compensation, and contain bonuses based on the Company’s achieving certain financial targets. The annual future minimums in the aggregate are as follows through 2019:

(Amounts in Thousands)
2016	$12,378
2017	5,497
2018	1,760
2019	225
$19,860

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

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

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners ("NAIC"). Under such requirements, the amount of statutory capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2015 and 2014, the statutory capital and surplus of all of the Company’s insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

Statutory capital and surplus and required statutory capital and surplus for the Company's seventeen insurance subsidiaries domiciled in the United States and five major foreign insurance subsidiaries as reported to respective regulatory authorities as of December 31, 2015 and 2014 were approximately as follows:

	2015		2014
(Amounts in Thousands)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)
TIC (domestic)	$478,727	$246,708	$479,437	$178,941
RIC (domestic)	86,730	41,568	82,350	31,082
WIC (domestic)	333,516	178,904	215,530	125,810
AIIC (domestic)	69,423	24,905	74,014	17,416
SNIC (domestic)	149,542	67,481	125,735	50,824
MCIC (domestic)	22,227	7,201	17,713	5,287
AICK (domestic)	24,692	8,057	19,304	6,752
SIC (domestic)	70,765	13,774	79,475	15,231
SID (domestic)	9,907	776	9,799	665
SPIC (domestic) (2)	27,965	12,611
FNIC (domestic)	22,712	6,996	36,104	7,736
DSIC (domestic)	90,008	9,077	82,243	11,361
ICC (domestic)	15,543	1,430	20,699	528
ATIC (domestic)	10,025	500	10,538	500
COIC (domestic)	39,588	8,604	29,010	8,424
CPIC (domestic) (2)	56,828	4,640
HIC (domestic) (2)	38,936	5,960
AEL (United Kingdom)	284,673	68,944	290,916	62,925
AIU (Ireland)	200,340	58,542	195,208	37,865
AII (Bermuda)	574,150	345,103	679,967	244,509
AILSA (Luxembourg)	5,396	3,700	6,874	6,526
MIC (United Kingdom)	132,373	21,245	130,169	20,122

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(1) For the Company's U.S. insurance companies and AIU, except ATIC, the amount is equal to the Regulatory Action Level ("RAL") as defined by NAIC or the minimum amount required to avoid regulatory oversight. For AEL, MIC, AII and AISLA, the amount is equal to the minimum capital required by their respective country's regulatory authority. For ATIC, the amount is equal to the minimum capital required by the regulatory authority in its state of domicile.
(2) As these entities were acquired in 2015, the 2014 information is not presented.

Statutory net income for the Company's seventeen insurance subsidiaries domiciled in the United States and five major foreign insurance subsidiaries for the years ended December 31, 2015, 2014 and 2013 as reported to respective regulatory authorities were approximately as follows:

(Amounts in Thousands)	2015	2014	2013
TIC (domestic)	$278	$21,418	$16,614
RIC (domestic)	1,856	9,440	8,158
WIC (domestic)	13,095	14,150	21,447
AIIC (domestic)	5,610	8,297	12,810
SNIC (domestic) (1)	40,527	30,668	14,368
MCIC (domestic)	5,861	3,226	1,671
AICK (domestic)	5,562	4,081	3,413
SIC (domestic)	872	9,535	4,464
SID (domestic)	95	35	634
SPIC (domestic) (2)	(1,959)
FNIC (domestic)	(287)	(1,186)	(4,596)
DSIC (domestic) (2)	17,445	4,124
ICC (domestic) (2)	(315)	1,565
ATIC (domestic) (2)	(488)	(664)
COIC (domestic) (2)	11,265	(946)
CPIC (domestic) (2)	5,864
HIC (domestic) (2)	219
AEL (United Kingdom)	18,583	56,766	50,452
AIU (Ireland)	25,572	50,697	34,223
AII (Bermuda)	(16,019)	78,142	5,282
AILSA (Luxembourg)	2	207	(27)
MIC (United Kingdom)	13,068	28,856	7,515

(1) In December 2015, AmTrust Lloyd's Insurance Company of Texas ("ALIC") merged into SNIC. As a result, the statutory net income of SNIC reported for 2014 and 2013 included the respective statutory net income of ALIC.
(2) Information is presented only for years the subsidiaries were owned by the Company. The amounts reported in year of acquisition are for the entire year and do not represent the statutory net income for the period of ownership.

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions applicable to insurance companies, and imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay to approximately $621,606 and $844,037 as of December 31, 2015 and 2014, respectively. During 2015, 2014 and 2013, the Company received a dividend of approximately $63,649, $7,400 and $6,900, respectively, from one of its subsidiaries. In addition to the restrictions on the insurance subsidiaries, there are also restrictions in the parent company's debt instruments, which require dividends to be limited to an amount that, after giving immediate effect to such dividend payments on a pro forma basis, would allow the Company to remain in compliance with its debt covenants. There were no other material restrictions on net assets in place as of December 31, 2015. Accordingly, the total amount of unrestricted net assets for consolidated subsidiaries as of December 31, 2015 and 2014 was $621,606 and $844,037, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

24. Geographic Information

Five of the Company’s major insurance subsidiaries (AEL, AII, AIU, ATL and MIC) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For 2015, 19% of the Company’s gross written premiums related to foreign risks, of which 44% were written from the United Kingdom. For 2014 and 2013, 21% and 27%, respectively, of the Company's gross written premiums related to foreign risks, of which 43% and 42%, respectively, were written from the United Kingdom, respectively. As of December 31, 2015 and 2014, approximately 38% and 45%, respectively, of the Company's consolidated assets were located outside the United States. For the years ended 2015, 2014 and 2013, approximately 58%, 66% and 83%, respectively, of the consolidated revenues earned by the Company were located in or derived from foreign countries.

The domestic and foreign components of Income before income tax and equity in earnings (loss) of unconsolidated subsidiaries for the years ended December 31, 2015, 2014 and 2013 are as follows:

(Amounts in Thousands)	2015	2014	2013
Domestic	$507,874	$267,486	$243,566
Foreign	43,604	204,447	123,480
	$551,478	$471,933	$367,046

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2015:
Revenue	$1,981,770	$1,649,144	$1,033,426
Property and equipment	249,123	23	32,310
December 31, 2014:
Revenue	$1,394,497	$1,417,781	$1,272,053
Property and equipment	143,027	—	11,148
December 31, 2013:
Revenue	$468,980	$1,600,809	$628,106
Property and equipment	95,689	—	8,610

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

During the years ended December 31, 2015, 2014 and 2013, the Company’s Specialty Program segment derived over ten percent of its total revenue from one broker. In addition, during the years ended December 31, 2014 and 2013, the Company’s Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from one broker.

The following tables summarize business segments as follows for 2015, 2014 and 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2015:
Gross written premium	$3,320,650	$2,158,921	$1,319,966	$—	$6,799,537

Net written premium	$1,932,100	$1,450,817	$877,141	$—	$4,260,058
Change in unearned premium	(45,220)	(145,781)	(47,330)	—	(238,331)
Net earned premium	1,886,880	1,305,036	829,811	—	4,021,727
Loss and loss adjustment expense	(1,234,089)	(882,306)	(565,813)	—	(2,682,208)
Acquisition costs and other underwriting expenses	(485,909)	(265,154)	(228,439)	—	(979,502)
	(1,719,998)	(1,147,460)	(794,252)	—	(3,661,710)
Underwriting income	166,882	157,576	35,559	—	360,017
Service and fee income	101,302	294,546	2,023	80,335	478,206
Investment income and realized gain	72,796	59,035	32,521	55	164,407
Other expenses	(227,948)	(148,201)	(90,610)	—	(466,759)
Interest expense including loss on extinguishment of debt	(26,041)	(16,931)	(10,351)	—	(53,323)
Foreign currency gain	—	43,260	—	—	43,260
Gain on investment in life settlement contracts net of profit commission	9,691	6,301	3,852	—	19,844
Acquisition gain on purchase	5,826	—	—	—	5,826
(Provision) benefit for income taxes	(11,790)	(45,493)	3,106	(12,164)	(66,341)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	25,385	25,385
Net income	$90,718	$350,093	$(23,900)	$93,611	$510,522

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2014:
Gross written premium	$2,999,714	$1,983,052	$1,105,199	$—	$6,087,965

Net written premium	$1,882,383	$1,333,747	$740,488	$—	$3,956,618
Change in unearned premium	(275,578)	(101,509)	(61,876)	8,909	(430,054)
Net earned premium	1,606,805	1,232,238	678,612	8,909	3,526,564
Loss and loss adjustment expense	(1,055,521)	(817,780)	(456,422)	(12,896)	(2,342,619)
Acquisition costs and other underwriting expenses	(416,965)	(253,794)	(183,541)	(2,623)	(856,923)
	(1,472,486)	(1,071,574)	(639,963)	(15,519)	(3,199,542)
Underwriting income	134,319	160,664	38,649	(6,610)	327,022
Service and fee income	95,430	253,220	428	60,665	409,743
Investment income and realized gain	62,810	56,852	27,994	368	148,024
Other expenses	(215,002)	(142,134)	(79,214)	—	(436,350)
Interest expense	(27,439)	(18,139)	(10,110)	—	(55,688)
Foreign currency loss	—	60,245	—	—	60,245
Gain on investment in life settlement contracts net of profit commission	6,064	4,008	2,234	—	12,306
Gain on sale of subsidiary	6,631	—	—	—	6,631
Acquisition gain on purchase	—	—	—	—	—
(Provision) benefit for income taxes	(6,741)	(40,211)	2,148	(8,882)	(53,686)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	28,351	28,351
Net income	$56,072	$334,505	$(17,871)	$73,892	$446,598

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2013:
Total gross written premium	$1,659,980	$1,511,649	$879,455	$65,827	$4,116,911

Net written premium	$935,313	$944,081	$620,452	$65,827	$2,565,673
Change in unearned premium	(101,501)	(132,244)	(100,081)	34,143	(299,683)
Net earned premium	833,812	811,837	520,371	99,970	2,265,990
Loss and loss adjustment expense	(548,598)	(545,516)	(355,067)	(68,180)	(1,517,361)
Acquisition costs and other underwriting expenses	(212,824)	(151,188)	(138,650)	(30,500)	(533,162)
	(761,422)	(696,704)	(493,717)	(98,680)	(2,050,523)
Underwriting income	72,390	115,133	26,654	1,290	215,467
Service and fee income	87,519	191,941	114	51,985	331,559
Investment income and realized gain	34,665	46,304	18,464	913	100,346
Other expenses	(117,583)	(107,076)	(62,295)	(4,663)	(291,617)
Interest expense	(13,987)	(12,738)	(7,411)	(555)	(34,691)
Foreign currency loss	—	(6,533)	—	—	(6,533)
Gain on investment in life settlement contracts net of profit commission	1,532	1,395	812	61	3,800
Acquisition gain on purchase	23,183	25,532	—	—	48,715
Provision (benefit) for income taxes	(24,389)	(64,281)	5,989	(15,338)	(98,019)
Equity in earnings of unconsolidated subsidiaries – related party	$—	$—	$—	$11,566	$11,566
Net income	$63,330	$189,677	$(17,673)	$45,259	$280,593

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

The following tables summarize net earned premium by major line of business, by segment, for 2015, 2014 and 2013:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2015:
Workers' compensation	$1,278,509	$—	$337,279	$—	$1,615,788
Warranty	—	623,432	—	—	623,432
Other liability	50,578	139,463	196,379	—	386,420
Commercial auto and liability, physical damage	282,593	17,248	141,075	—	440,916
Medical malpractice	—	161,767	—	—	161,767
Other	275,200	363,126	155,078	—	793,404
Total net earned premium	$1,886,880	$1,305,036	$829,811	$—	$4,021,727

Year Ended December 31, 2014:
Workers' compensation	$1,061,130	$—	$260,756	$—	$1,321,886
Warranty	—	433,710	234	—	433,944
Other liability	98,846	198,505	127,364	—	424,715
Commercial auto and liability, physical damage	162,377	25,255	116,528	1,563	305,723
Medical malpractice	—	176,608	—	—	176,608
Other	284,452	398,160	173,730	7,346	863,688
Total net earned premium	$1,606,805	$1,232,238	$678,612	$8,909	$3,526,564

Year Ended December 31, 2013:
Workers' compensation	$665,087	$—	$166,071	$—	$831,158
Warranty	—	397,978	1,952	—	399,930
Other liability	37,308	108,018	125,827	7	271,160
Commercial auto and liability, physical damage	51,623	13,631	108,962	8,612	182,828
Medical malpractice	—	191,217	—	—	191,217
Other	79,794	100,993	117,559	91,351	389,697
Total net earned premium	$833,812	$811,837	$520,371	$99,970	$2,265,990

The following tables summarize total assets and long lived assets, by segment, as of December 31, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and other	Total
As of December 31, 2015:
Fixed assets	$137,453	$89,365	$54,638	$—	$281,456
Goodwill and intangible assets	277,237	447,055	75,753	—	800,045
Total assets	7,790,429	6,378,545	2,940,252	2,406	17,111,632
As of December 31, 2014:
Fixed assets	$75,966	$50,220	$27,989	$—	$154,175
Goodwill and intangible assets	285,583	348,216	33,882	—	667,681
Total assets	6,142,645	5,441,378	2,248,901	14,444	13,847,368

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

26. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2015
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$949,377	$968,970	$1,045,408	$1,057,972
Investment income	34,573	36,283	40,425	45,009
Total revenue	1,112,489	1,110,348	1,229,658	1,211,845
Loss and loss adjustment expense	613,283	638,475	709,604	720,846
Acquisition costs and other underwriting expense	231,676	238,710	258,016	251,100
Other expense	98,457	98,130	116,900	153,272
Provision for income taxes	46,812	4,472	(12,649)	27,706
Net income	164,148	80,733	193,008	72,633
Income attributable to Common Stockholders	154,696	70,748	182,708	63,852
Comprehensive income	101,594	33,190	178,924	3,501
Basic EPS	$0.95	$0.43	$1.11	$0.38
Diluted EPS	$0.93	$0.42	$1.09	$0.37

	2014
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
Earned premium	$829,051	$874,937	$914,413	$908,163
Investment income	28,527	32,594	34,552	35,928
Total revenue	953,975	1,010,979	1,071,634	1,047,743
Loss and loss adjustment expense	558,570	587,233	609,352	587,464
Acquisition costs and other underwriting expense	186,609	208,060	225,512	236,742
Other expense	87,591	87,588	103,493	157,678
Provision for income taxes	27,444	17,966	(7,664)	15,940
Net income	101,728	104,189	157,156	83,525
Income attributable to Common Stockholders	99,851	106,274	156,590	71,561
Comprehensive income	142,427	161,272	144,051	63,551
Basic EPS	$0.67	$0.71	$1.05	$0.47
Diluted EPS	$0.64	$0.67	$0.99	$0.44
Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

27. Subsequent Events

Acquisition of ARI Insurance Company (f/k/a ARI Mutual Insurance Company)
On January 22, 2016, the Company completed its previously announced acquisition of ARI, following a special meeting of members of ARI, where members approved, among other matters, the conversion of ARI from a mutual holding company to stock form. As required by the ARI plan of conversion and applicable law, the Company offered shares of its common stock, at a discount to the market price, to the members of ARI who held policies as of March 17, 2015 and non-employee directors of ARI. The Company commenced the offering on December 14, 2015 and the offering expired on January 20, 2016. The Company received subscriptions for approximately $276, resulting in the issuance by the Company of 12,347 (on a post-split basis) shares of its common stock. The Company sold the shares at a purchase price of $22.3494 (on a post-split basis), which represented a 20% discount to the volume-weighted average trading price of a share of its common stock, as reported on the NASDAQ Global Select Market, for the ten-trading day period ending Wednesday, January 20, 2016. The Company used the gross proceeds of the offering of approximately $276 plus a payment to ARI of approximately $23,500 to purchase the shares of ARI common stock upon its conversion.

Schedule I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2015 Type of Investment	Cost(1)	Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$1,079,192	$1,091,155	$1,091,155
States, municipalities and political subdivisions	530,004	540,426	540,426
Foreign governments	109,645	113,745	113,745
Public utilities	157,067	149,500	149,500
All other corporate bonds	3,606,134	3,538,971	3,538,971
Total fixed maturities	5,482,042	5,433,797	5,433,797
Equity securities:
Common stocks:
Public utilities, Banks, trust and insurance companies	48,646	48,689	48,689
Industrial, miscellaneous and all other nonredeemable preferred stocks	87,637	83,079	83,079
Total equity securities	136,283	131,768	131,768
Short-term investments, at cost (approximates market value)	84,266	84,266	84,266
Other invested assets (approximates market value)	99,012	99,012	99,012
Total investments	$5,801,603	$5,748,843	$5,748,843

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2015	2014
	(In Thousands)
Assets:
Cash	$12,157	$7,690
Invested assets	2,057	1,353
Carrying value of subsidiaries, at equity	3,595,418	2,826,090
Other assets	802,842	549,780
Total Assets	4,412,474	3,384,913
Liabilities:
Due to affiliates – net	250,176	322,243
Revolving credit facility borrowing	130,000	120,000
5.5% due 2021 Convertible senior notes	5,190	56,745
6.125% Notes due 2023	250,000	250,000
Junior subordinated debt	123,714	123,714
2.75% due 2044 Convertible senior notes	163,082	157,679
7.25% due 2055 Subordinated notes	150,000	—
7.50% due 2055 Subordinated notes	135,000	—
Secured loan	22,701	28,572
Other liabilities	273,551	288,940
Total Liabilities	1,503,414	1,347,893
Stockholders’ Equity
Common stock	1,964	1,960
Preferred stock	482,500	300,000
Paid-in and contributed capital	1,383,492	1,021,789
Treasury shares	(162,867)	(297,586)
Accumulated other comprehensive (loss) income	(130,262)	56,123
Retained earnings	1,334,233	954,734
Total Stockholders’ Equity	2,909,060	2,037,020
Total Liabilities and Stockholders’ Equity	$4,412,474	$3,384,913

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Income:
Investment income	$249	$183	$207
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	619,707	539,915	319,738
Acquisition gain on purchase	5,826	—	23,183
Miscellaneous income	4,239	641	6
Total Income	630,021	540,739	343,134
Expenses:
Interest expense	44,401	32,016	22,178
Loss on extinguishment of debt	5,271	9,831	—
Federal tax (benefit) expense	(2,827)	(4,800)	10,087
Other expenses from operations	72,654	57,094	30,276
Total Expenses	119,499	94,141	62,541
Net Income	$510,522	$446,598	$280,593

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

STATEMENT OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Net income	$510,522	$446,598	$280,593
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(77,437)	(17,358)	12,943
Change in fair value of interest rate swap	621	664	1,028
Minimum pension liability	2,686	(1,055)	(1,738)
Unrealized (loss) gain on securities:
Gross unrealized holding (loss) gain	(177,618)	133,775	(138,902)
Less tax (benefit) expense	(62,166)	46,821	(48,616)
Net unrealized holding (loss) gain	(115,452)	86,954	(90,286)
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	4,315	—	—
Other net realized (loss) gain on investments	(1,118)	(4,918)	5,658
Reclassification adjustment for investment gain (loss) included in net income	3,197	(4,918)	5,658
Other comprehensive (loss) income, net of tax	$(186,385)	$64,287	$(72,395)
Comprehensive income	324,137	510,885	208,198
Less: Comprehensive income (loss) attributable to non-controlling and redeemable non-controlling interest	6,928	(416)	(1,633)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$317,209	$511,301	$209,831

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income	$510,522	$446,598	$280,593
Depreciation and amortization	10,738	6,678	3,593
Stock option compensation	22,763	19,114	11,186
Discount on note	5,628	3,095	3,000
Dividend from equity investment	984	246	12,203
Acquisition gain	(5,826)	—	—
Loss on extinguishment of debt	5,271	9,831	—
Adjustments to reconcile net income to net cash changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(704,324)	(421,668)	(456,107)
Equity (earnings) losses, gain on investments in unconsolidated subsidiaries and dividend from subsidiaries, net	45,513	(20,950)	(4,635)
Other assets	(125,600)	(128,866)	(135,799)
Changes in liabilities increase (decrease):
Due (from) to affiliates	(72,067)	114,703	(14,636)
Other liabilities	(54,389)	146,715	64,774
Net cash (used in) provided by operating activities	(360,787)	175,496	(235,828)
Cash flows from investing activities:
Capital expenditures	(7)	(31,097)	(2,455)
Investment purchased	(704)	(1,286)	—
Investment in subsidiary	(112,877)	(285,783)	(22,605)
Acquisition of subsidiary companies, net of cash acquired	(281,799)	(123,887)	(78,193)
Net cash used in investing activities	(395,387)	(442,053)	(103,253)
Cash flows from financing activities:
Issuance of debt	745,500	318,900	250,000
Payment of debt	(518,450)	(101,928)	—
Financing fees	(9,451)	(4,143)	(2,740)
Common stock issuance (repurchase), net	483,399	(50,379)	8,534
Net proceeds from issuance of preferred stock	176,529	178,641	111,130
Dividends paid on common stock	(85,296)	(55,601)	(29,236)
Dividends paid on preferred stock	(31,590)	(12,738)	(3,989)
Net cash provided by financing activities	760,641	272,752	333,699
Net increase (decrease) in cash and cash equivalents	4,467	6,195	(5,382)
Cash and cash equivalents, beginning of the year	7,690	1,495	6,877
Cash and cash equivalents, end of period	$12,157	$7,690	$1,495

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION
At December 31, 2015, 2014 and 2013 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2015
Small Commercial Business	$203,495	$3,934,696	$1,374,482	$1,886,880	$69,207	1,234,089	$361,107	$124,802	$1,932,100
Specialty Risk and Extended Warranty	434,953	1,674,006	2,143,060	1,305,036	56,116	882,306	187,084	78,070	1,450,817
Specialty Program	65,795	1,597,259	497,186	829,811	30,915	565,813	120,056	108,383	877,141
Corporate and Other	—	2,406	—	—	52	—	—	—	—
Total	$704,243	$7,208,367	$4,014,728	$4,021,727	$156,290	$2,682,208	$668,247	$311,255	$4,260,058
2014
Small Commercial Business	$179,771	$2,854,379	$1,193,628	$1,606,805	$55,842	1,055,521	$276,876	$140,089	$1,882,383
Specialty Risk and Extended Warranty	389,763	1,669,293	1,832,560	1,232,238	50,544	817,780	152,141	101,653	1,333,747
Specialty Program	58,502	1,126,436	421,015	678,612	24,888	456,422	107,074	76,467	740,488
Corporate and Other	347	14,097	—	8,909	327	12,896	2,619	4	—
Total	$628,383	$5,664,205	$3,447,203	$3,526,564	$131,601	$2,342,619	$538,710	$318,213	$3,956,618
2013
Small Commercial Business	$98,275	$1,982,977	$704,234	$833,812	$29,301	$548,598	$143,036	$69,788	$935,313
Specialty Risk and Extended Warranty	310,230	1,537,887	1,599,167	811,837	39,139	545,516	114,662	36,526	944,081
Specialty Program	56,949	817,272	368,673	520,371	15,607	355,067	86,317	52,333	620,452
Corporate and Other	2,950	30,098	8,908	99,970	772	68,180	23,273	7,227	65,827
Total	$468,404	$4,368,234	$2,680,982	$2,265,990	$84,819	$1,517,361	$367,288	$165,874	$2,565,673

See accompanying notes to financial statements.

Schedule IV
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE
For the year ended December 31, 2015, 2014 and 2013:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Amounts in Thousands)
2015
Premiums:
General Insurance	$6,473,338	$2,539,479	$326,199	$4,260,058	7.7%
2014
Premiums:
General Insurance	$5,422,484	$2,131,347	$665,481	$3,956,618	16.8%
2013
Premiums:
General Insurance	$3,869,893	$1,551,238	$247,018	$2,565,673	9.6%

See accompanying notes to financial statements.

Schedule V
AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2015	$2,648,277	$33,931	$1,860,378
2014	$2,324,062	$18,557	$1,441,219
2013	$1,486,418	$30,943	$953,160

See accompanying notes to financial statements.

INDEX TO EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed herewith)
3.2	Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation (filed herewith)
3.3
Certificate of Designations of 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

3.4
Certificate of Designations of 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

3.5
Certificate of Designations of 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

3.6
Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)

3.7	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2
Form of Stock Certificate evidencing 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

4.3
Form of Stock Certificate evidencing 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

4.4
Form of Stock Certificate evidencing 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

4.5
Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)

4.6
Form of 5.50% Convertible Senior Notes due 2021 (included as Exhibit A to Exhibit 4.12) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 21, 2011)

4.7	Form of 6.125% Notes due 2023 (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)
4.8
Form of 2.75% Convertible Senior Notes due 2044 (included as Exhibit A to Exhibit 4.15) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.9
Form of 7.25% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.16) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on June 18, 2015)

4.10
Form of 7.50% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.17) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2015)

4.11
Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.12
First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 21, 2011)

4.13
Second Supplemental Indenture, dated as of August 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)

4.14
Third Supplemental Indenture, dated as of December 10, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.15
Fourth Supplemental Indenture, dated as of December 15, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 2, 2015)

4.16
Fifth Supplemental Indenture, dated as of June 18, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on June 18, 2015)

Exhibit No.	Description
4.17
Sixth Supplemental Indenture, dated as of September 16, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2015)

4.18
Deposit Agreement, dated July 1, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

4.19
Deposit Agreement, dated September 16, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

4.20
Deposit Agreement, dated March 19, 2015, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)

4.21	Form of depositary receipt (included as Exhibit A to Exhibit 4.18) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)
4.22	Form of depositary receipt (included as Exhibit A to Exhibit 4.19) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)
4.23	Form of depositary receipt (included as Exhibit A to Exhibit 4.20) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)
4.24
The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents (other than Exhibits 4.11, 4.12, 4.13, 4.14, 4.15, 4.16 and 4.17) defining rights of holders of the Company’s long-term indebtedness

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

Exhibit No.	Description
10.14*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.15*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.16*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.17*
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.18
Master Agreement dated July 3, 2007 between the Company and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)

10.19
First Amendment to Master Agreement dated September 17, 2007 between the Company and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)

10.20
Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)

10.21
Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.22
Endorsement No. 2 to the Amended and Restated Quota Share Reinsurance Agreement, dated March 7, 2013, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed March 11, 2013)

10.23
Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd., as amended by Endorsement No. 1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.24
Endorsement No. 2 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2012)

10.25*
Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2015)

10.26*
Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.27*
Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.28*
Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.29*
Form of Restricted Stock Unit Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.30*
Performance Share Award Agreement for Barry D. Zyskind, dated March 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 29, 2012)

10.31
Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd's Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 12, 2014)

Exhibit No.	Description
10.32
Amendment No. 1, dated November 26, 2014, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 2, 2015)

10.33
Amendment No. 2, dated April 8, 2015, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on April 13, 2015)

10.34
Amendment No. 3, dated September 8, 2015, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 10, 2015)

10.35
Credit Agreement, dated September 15, 2014, among the Company, as Administrative Agent, ACP Re Ltd. and Tower Group International, Ltd., as Borrowers, ACP Re Holdings, LLC, as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 17, 2014)

10.36
Amendment No. 1, dated December 3, 2015, to the Credit Agreement, dated September 15, 2014, among the Company, as Administrative Agent, ACP Re Ltd. and Tower Group International, Ltd., as Borrowers, ACP Re Holdings, LLC, as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (filed herewith)

10.37
Master Services Agreement between AmTrust North America, Inc. and National General Management Corp., dated February 22, 2012 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)

10.38
Amended and Restated Commercial Lines Master Agreement, dated as of July 23, 2014, by and between the Company and ACP Re, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 11, 2014)

10.39
Amending and Restating Agreement related to £300,000,000 Facility Agreement, dated November 24, 2015, among AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited, AmTrust International Insurance, Ltd., the Company, and ING Bank N.V., London Branch, and The Bank of Nova Scotia, London Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on November 25, 2015)

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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith)

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.