Form 10-Q
period 2016-03-31
Amtrust Financial Services, Inc.
filed 2016-05-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes      ☐ No      ☒

As of May 2, 2016, the Registrant had one class of Common Stock ($.01 par value), of which 173,865,382 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(In Thousands, Except Par Value)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,221,739; $5,482,042)	$6,307,719	$5,433,797
Equity securities, available-for-sale, at fair value (cost $110,594; $109,346)	98,518	104,497
Equity securities, trading, at fair value (cost $28,142; $26,937)	29,891	27,271
Short-term investments	34,008	84,266
Equity investment in unconsolidated subsidiaries – related party	146,000	138,023
Other investments (related party $68,860; $64,869; recorded at fair value $42,322; $30,309)	126,875	99,012
Total investments	6,743,011	5,886,866
Cash and cash equivalents	998,282	931,970
Restricted cash and cash equivalents	359,876	380,699
Accrued interest and dividends	57,179	51,487
Premiums receivable, net	2,376,689	2,115,653
Reinsurance recoverable (related party $2,282,432; $1,963,140)	3,097,192	3,008,670
Prepaid reinsurance premium (related party $1,184,742; $1,066,961)	1,633,866	1,531,866
Other assets (related party $206,298; $189,223; recorded at fair value $294,573; $264,001)	1,247,886	1,398,064
Deferred policy acquisition costs	761,802	704,243
Property and equipment, net	292,381	281,456
Goodwill	426,268	432,700
Intangible assets	361,289	367,345
	$18,355,721	$17,091,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$7,516,089	$7,208,367
Unearned premiums	4,290,528	4,014,728
Ceded reinsurance premiums payable (related party $571,754; $379,988)	851,192	651,051
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $101,655; $132,558)	1,379,985	1,140,830
Debt	993,028	989,356
Total liabilities	15,030,822	14,004,332
Commitments and contingencies
Redeemable non-controlling interest	1,332	1,172
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 196,455 issued, 175,400 and 175,915 outstanding in 2016 and 2015, respectively	1,965	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,112 and 4,968 issued and outstanding; $626,250 and $482,500 aggregated liquidation preference in 2016 and 2015, respectively.	626,250	482,500
Additional paid-in capital	1,381,282	1,383,492
Treasury stock at cost; 21,054 and 20,540 shares in 2016 and 2015, respectively	(177,071)	(162,867)
Accumulated other comprehensive loss, net of tax	(97,348)	(130,262)
Retained earnings	1,408,177	1,334,233
Total AmTrust Financial Services, Inc. equity	3,143,255	2,909,060
Non-controlling interest	180,312	176,455
Total stockholders’ equity	3,323,567	3,085,515
	$18,355,721	$17,091,019

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Premium income:
Net written premium	$1,220,679	$1,043,189
Change in unearned premium	(146,397)	(93,812)
Net earned premium	1,074,282	949,377
Service and fee income (related parties - $20,163, $17,404)	144,201	112,886
Net investment income	49,415	34,573
Net realized and unrealized gain on investments	7,975	15,653
Total revenues	1,275,873	1,112,489
Expenses:
Loss and loss adjustment expense	715,073	613,283
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $138,391; $118,687)	264,634	231,676
Other	128,186	98,457
Total expenses	1,107,893	943,416
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	167,980	169,073
Other income (loss):
Interest expense (net of interest income - related party - $2,188, $2,188)	(17,700)	(10,255)
Loss on extinguishment of debt	—	(4,714)
Gain on investment in life settlement contracts net of profit commission	10,730	11,373
Foreign currency (loss) gain	(35,673)	39,954
Acquisition gain on purchase	9,678	—
Total other (loss) income	(32,965)	36,358
Income before income taxes and equity in earnings of unconsolidated subsidiaries	135,015	205,431
Provision for income taxes	27,726	46,812
Income before equity in earnings of unconsolidated subsidiaries	107,289	158,619
Equity in earnings of unconsolidated subsidiaries – related parties	5,776	5,529
Net income	$113,065	$164,148
Net income attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(4,017)	(4,083)
Net income attributable to AmTrust Financial Services, Inc.	$109,048	$160,065
Dividends on preferred stock	(8,791)	(5,369)
Net income attributable to AmTrust common stockholders	$100,257	$154,696
Earnings per common share:
Basic earnings per share	$0.57	$0.95
Diluted earnings per share	$0.56	$0.93
Dividends declared per common share	$0.15	$0.10
Net realized gain on investments:
Total other-than-temporary impairment loss	$—	$(1,016)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	(1,016)
Net realized gain on available for sale securities	5,272	16,989
Net unrealized gain (loss) on trading securities and other investments	2,703	(320)
Net realized investment gain	$7,975	$15,653

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$113,065	$164,148
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(47,845)	(65,353)
Change in fair value of interest rate swap	119	27
Unrealized gain (loss) on securities:
Gross unrealized holding gain	124,720	11,185
Tax expense arising during period	43,652	3,915
Net unrealized holding gain	81,068	7,270
Reclassification adjustments for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	—	—
Other net realized gain (loss) on investments	(428)	(415)
Reclassification adjustments for investment gain (loss) included in net income:	(428)	(415)
Other comprehensive income (loss), net of tax	$32,914	$(58,471)
Comprehensive income	145,979	105,677
Less: Comprehensive income attributable to redeemable non-controlling interest and non-controlling interest	4,017	4,083
Comprehensive income attributable to AmTrust Financial Services, Inc.	$141,962	$101,594

See accompanying notes to unaudited condensed consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$113,065	$164,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,347	19,426
Net amortization of bond premium or discount	4,842	5,890
Equity earnings on investment in unconsolidated subsidiaries	(5,776)	(5,529)
Gain on investment in life settlement contracts, net	(10,730)	(11,373)
Realized gain on available for sale securities and unrealized gain on trading securities	(7,975)	(16,669)
Non-cash write-down of available for sale securities	—	1,016
Discount on notes payable	1,455	1,389
Stock based compensation	5,641	4,914
Loss on extinguishment of debt	—	4,714
Bad debt expense	305	6,281
Foreign currency loss (gain)	35,673	(39,954)
Acquisition gain on purchase	(9,678)	—
Changes in assets - (increase) decrease:
Premiums and note receivables	(256,816)	(289,546)
Reinsurance recoverable	(72,607)	(102,608)
Deferred policy acquisition costs, net	(57,559)	(23,501)
Prepaid reinsurance premiums	(102,000)	(170,505)
Other assets	124,899	35,792
Changes in liabilities - increase (decrease):
Reinsurance premium payable	203,594	89,550
Loss and loss expense reserve	271,070	174,000
Unearned premiums	263,749	232,986
Funds held under reinsurance treaties	(30,984)	18,984
Accrued expenses and other current liabilities	192,883	170,409
Deferred taxes	53	(76,020)
Net cash provided by operating activities	688,451	193,794
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(870,349)	(434,806)
Purchases of equity securities, available-for-sale	(613)	(15,351)
Purchase of equity securities, trading	(54,382)	(62,083)
Purchase of other investments	(12,605)	(27,233)
Sales of fixed maturities, available-for-sale	198,173	292,961
Sales of equity securities, available-for-sale	4,563	9,285
Sales of equity securities, trading	52,744	60,268
Sales of other investments	190	13,337
Net (purchases) sale of short term investments	(17,926)	41,540
Net (purchases) sale of securities sold but not purchased	(9,763)	3,570
Receipt of life settlement contract proceeds	8,058	53,080
Acquisition of subsidiaries, net of cash obtained	3,814	(118,464)
Decrease (increase) in restricted cash and cash equivalents	20,823	(31,403)
Purchase of property and equipment	(25,630)	(21,906)
Net cash used in investing activities	(702,903)	(237,205)

Cash flows from financing activities:
Revolving credit facility borrowings	—	200,000
Revolving credit facility payments	—	(320,000)
Secured loan agreements payments	(1,778)	(1,733)
Convertible senior notes settlement	—	(53,606)
Common stock issuance	276	172,250
Common stock repurchase	(14,668)	(578)
Preferred stock issuance	139,070	176,529
Non-controlling interest capital contributions for consolidated subsidiaries, net	—	565
Stock option exercise and other	(2,982)	310
Dividends distributed on common stock	(26,311)	(19,374)
Dividends distributed on preferred stock	(8,791)	(5,369)
Net cash provided by financing activities	84,816	148,994
Effect of exchange rate changes on cash	(4,052)	(11,326)
Net increase in cash and cash equivalents	66,312	94,257
Cash and cash equivalents, beginning of the period	931,970	902,750
Cash and cash equivalents, end of the period	$998,282	$997,007
Supplemental Cash Flow Information
Income tax payments	$5,467	$96,916
Interest payments on debt	$16,295	$11,442
Declared dividends on common stock	$26,313	$20,590

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
(Dollars In Thousands, Except Share and Per Share Data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company implemented a two-for-one stock split on February 2, 2016. As a result, the Company retrospectively adjusted all share and per share amounts in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements to apply the effect of the stock split for all periods presented.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

Correction of an Immaterial Error

The Company identified an immaterial error related to its classification on the consolidated statement of cash flows for purchases and sales of securities sold but not yet purchased, at fair value. The Company determined that in prior periods reported, these amounts were improperly reflected as changes in accrued expenses and other current liabilities in cash flow from operating activities instead of securities sold but not yet purchased, at fair value, in cash flow from investing activities. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the consolidated statement of cash flows for the three months ended March 31, 2015 by presenting this amount separately within investing activities and decreasing the changes in accrued expenses and other current liabilities within operating activities. The impact of the error decreased the Company's net cash provided by operating activities by $3,570 and increased the Company's cash flows from investing activities by an equivalent amount for the period ended March 31, 2015.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that are of significance, or potential significance, to the Company.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which improves the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying that 1) an entity determines whether it is a principal or an agent for each specific good or service promised to the customer; 2) an entity determines the nature of each specific good or service; 3) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer, (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity's behalf, or (c) a good or service from the other party that is combines with other goods or services to provide the specific good or service to the customer; and 4) the purpose of the indicators in paragraph 606-10-55-39 in Topic 606 is to support or assist in the assessment of control. The effective date and transition requirement for this ASU are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amended guidance in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence prescribed by Topic 815. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied on a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a right of use asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer in a business combination transaction recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It also requires an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The updated guidance was effective for reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company elected to early adopt this ASU on September 30, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which provides guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and limits certain disclosure requirements only to investments for which the entity elects to measure the fair value using that practical expedient. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively for all periods presented. The Company adopted this ASU on January 1, 2016. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to determine whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The updated guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company adopted this ASU on January 1, 2016. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which provides updated guidance to clarify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The Company adopted this ASU on January 1, 2016. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides amended guidance on a reporting entity's evaluation whether to consolidate certain legal entities. Specifically, the amendments will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities with interests in VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The Company adopted this ASU on January 1, 2016. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of March 31, 2016 and December 31, 2015, are presented below:

(Amounts in Thousands) As of March 31, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$8,171	$163	$(96)	$8,238
Common stock	102,423	7,469	(19,612)	90,280
U.S. treasury securities	240,505	3,160	(11)	243,654
U.S. government agencies	40,167	475	(8)	40,634
Municipal bonds	572,156	16,929	(1,020)	588,065
Foreign government	123,306	6,617	(723)	129,200
Corporate bonds:
Finance	1,444,380	53,401	(24,458)	1,473,323
Industrial	1,911,498	64,634	(51,426)	1,924,706
Utilities	166,380	4,392	(8,165)	162,607
Commercial mortgage backed securities	171,259	3,984	(3,538)	171,705
Residential mortgage backed securities:
Agency backed	1,190,473	31,154	(722)	1,220,905
Non-agency backed	39,689	929	(259)	40,359
Collateralized loan / debt obligations	293,801	2,362	(11,412)	284,751
Asset-backed securities	28,125	30	(345)	27,810
	$6,332,333	$195,699	$(121,795)	$6,406,237

(Amounts in Thousands) As of December 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$4,869	$150	$(30)	$4,989
Common stock	104,477	3,816	(8,785)	99,508
U.S. treasury securities	69,547	1,470	(258)	70,759
U.S. government agencies	45,586	235	(263)	45,558
Municipal bonds	530,004	11,952	(1,530)	540,426
Foreign government	109,645	4,912	(812)	113,745
Corporate bonds:
Finance	1,358,765	38,058	(34,393)	1,362,430
Industrial	1,706,772	20,542	(80,251)	1,647,063
Utilities	157,067	1,548	(9,115)	149,500
Commercial mortgage backed securities	151,164	1,334	(1,180)	151,318
Residential mortgage backed securities:
Agency backed	964,059	14,912	(4,133)	974,838
Non-agency backed	124,046	322	(4,139)	120,229
Collateralized loan / debt obligation	232,245	10	(6,161)	226,094
Asset backed securities	33,142	4	(1,309)	31,837
	$5,591,388	$99,265	$(152,359)	$5,538,294

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2016, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Mexico.

Proceeds from the sale of investments in available-for-sale securities during the three months ended March 31, 2016 and 2015 were approximately $202,736 and $302,246, respectively.

A summary of the Company’s available-for-sale fixed maturities as of March 31, 2016 and December 31, 2015, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$131,009	$129,490	$125,563	$124,763
Due after one through five years	1,210,531	1,215,729	913,365	909,634
Due after five through ten years	2,756,834	2,807,027	2,586,061	2,537,734
Due after ten years	400,017	409,945	352,397	357,288
Mortgage and asset backed securities	1,723,348	1,745,528	1,504,656	1,504,378
Total fixed maturities	$6,221,739	$6,307,719	$5,482,042	$5,433,797

Other-than-temporary impairment ("OTTI") charges of our fixed maturities and equity securities classified as available-for-sale are presented below:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Equity securities recognized in earnings	$—	$1,016
Fixed-maturity securities recognized in earnings	—	—
	$—	$1,016

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2016 and December 31, 2015:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of March 31, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$33,683	$(19,467)	43	$6,548	$(241)	20	$40,231	$(19,708)
U.S. treasury securities	7,742	(4)	15	3,254	(7)	9	10,996	(11)
U.S. government agencies	2,220	(7)	2	182	(1)	2	2,402	(8)
Municipal bonds	60,310	(291)	51	17,928	(729)	32	78,238	(1,020)
Foreign government	10,756	(591)	18	6,269	(132)	1	17,025	(723)
Corporate bonds:
Finance	361,108	(22,595)	220	63,724	(1,863)	44	424,832	(24,458)
Industrial	395,296	(39,700)	352	114,721	(11,726)	75	510,017	(51,426)
Utilities	38,717	(4,219)	64	9,496	(3,946)	19	48,213	(8,165)
Commercial mortgage backed securities	83,422	(3,303)	45	6,292	(235)	42	89,714	(3,538)
Residential mortgage backed securities:
Agency backed	2,586	(7)	19	37,131	(715)	48	39,717	(722)
Non-agency backed	11,874	(174)	16	3,717	(85)	3	15,591	(259)
Collateralized loan / debt obligations	173,126	(11,412)	70	—	—	—	173,126	(11,412)
Asset-backed securities	22,397	(335)	36	1,177	(10)	8	23,574	(345)
Total temporarily impaired securities	$1,203,237	$(102,105)	951	$270,439	$(19,690)	303	$1,473,676	$(121,795)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$59,302	$(8,711)	67	$402	$(104)	2	$59,704	$(8,815)
U.S. treasury securities	31,658	(232)	77	2,586	(26)	8	34,244	(258)
U.S. government agencies	22,412	(262)	20	182	(1)	2	22,594	(263)
Municipal bonds	121,550	(867)	111	17,163	(663)	30	138,713	(1,530)
Foreign government	18,598	(688)	27	5,977	(124)	1	24,575	(812)
Corporate bonds:
Finance	604,898	(33,068)	349	59,020	(1,325)	22	663,918	(34,393)
Industrial	858,632	(65,887)	633	82,495	(14,364)	55	941,127	(80,251)
Utilities	79,358	(5,305)	113	7,712	(3,810)	5	87,070	(9,115)
Commercial mortgage backed securities	35,405	(1,079)	100	2,870	(101)	6	38,275	(1,180)
Residential mortgage backed securities:
Agency backed	334,224	(2,788)	163	35,446	(1,345)	29	369,670	(4,133)
Non-agency backed	95,001	(4,077)	39	4,023	(62)	4	99,024	(4,139)
Collateralized loan / debt obligations	201,086	(6,161)	78	—	—	—	201,086	(6,161)
Asset-backed securities	30,302	(1,309)	70	—	—	—	30,302	(1,309)
Total temporarily impaired securities	$2,492,426	$(130,434)	1,847	$217,876	$(21,925)	164	$2,710,302	$(152,359)

There are 1,254 and 2,011 securities at March 31, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At March 31, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. The Company considers an investment to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1,000,000 and in excess of 25% of cost if the issuer has a market capitalization of $1,000,000 or more) for over 24 months. Additionally, other factors influencing the Company’s determination that unrealized losses were temporary included an evaluation of the investment’s discounted cash flows, the magnitude of the unrealized losses in relation to each security’s cost, near-term and long-term prospects of the issuer or the issuer's ability to have adequate resources to fulfill contractual obligations, the nature of the investment and management’s intent not to sell these securities, and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis. As of March 31, 2016, for the $19,690 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $6,717 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of March 31, 2016 and December 31, 2015 are presented in the tables below:

(Amounts in Thousands) As of March 31, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$28,142	$2,129	$(380)	$29,891

(Amounts in Thousands) As of December 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,937	$739	$(405)	$27,271

Proceeds from the sale of investments in trading securities during the three months ended March 31, 2016 and 2015 were approximately $52,744 and $60,268, respectively.

(c) Investment Income

Net investment income for the three months ended March 31, 2016 and 2015 was derived from the following sources:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Fixed maturities, available-for-sale	$46,193	$32,753
Equity securities, available-for-sale	2,364	409
Equity securities, trading	(153)	8
Cash and short term investments	1,086	1,665
	49,490	34,835
Investment expenses	(75)	(262)
	$49,415	$34,573

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the three months ended March 31, 2016 and 2015:

(Amounts in Thousands) Three Months Ended March 31, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$4,799	$(46)	$4,753
Equity securities, available-for-sale	660	(141)	519
Equity securities, trading	9,612	(6,856)	2,756
Other invested assets	4	(57)	(53)
	$15,075	$(7,100)	$7,975

(Amounts in Thousands) Three Months Ended March 31, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$20,694	$(4,190)	$16,504
Equity securities, available-for-sale	2,164	(1,679)	485
Equity securities, trading	3,323	(2,475)	848
Other invested assets	21	(1,189)	(1,168)
Write-down of fixed maturities, available-for-sale	—	(1,016)	(1,016)
	$26,202	$(10,549)	$15,653

(e) Derivatives

The Company from time to time invests in a limited number of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge, if any, as a component of net realized gains and losses. The Company records changes in valuation on its hedge positions as a component of other comprehensive income.

As of March 31, 2016 and December 31, 2015, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $894 and $1,077, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of March 31, 2016:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$70,000	$—	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of March 31, 2016 and December 31, 2015 are as follows:

(Amounts in Thousands)	March 31, 2016	December 31, 2015
Restricted cash and cash equivalents	$359,876	$380,699
Restricted investments - fixed maturities at fair value	1,502,788	1,490,547
Total restricted cash, cash equivalents, and investments	$1,862,664	$1,871,246

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $28,855 and $38,618 as of March 31, 2016 and December 31, 2015, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities, and the liability for securities sold but not yet purchased is included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2016 and December 31, 2015:

(Amounts in Thousands) As of March 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$243,654	$243,654	$—	$—
U.S. government agencies	40,634	—	40,634	—
Municipal bonds	588,065	—	588,065	—
Foreign government	129,200	—	129,200	—
Corporate bonds and other bonds:
Finance	1,473,323	—	1,473,323	—
Industrial	1,924,706	—	1,924,706	—
Utilities	162,607	—	162,607	—
Commercial mortgage backed securities	171,705	—	171,705	—
Residential mortgage backed securities:
Agency backed	1,220,905	—	1,220,905	—
Non-agency backed	40,359	—	40,359	—
Collateralized loan / debt obligations	284,751	—	284,751	—
Asset-backed securities	27,810	—	27,810	—
Equity securities, available-for-sale	98,518	63,155	9,807	25,556
Equity securities, trading	29,891	29,891	—	—
Short term investments	34,008	34,008	—	—
Other investments	42,322	—	—	42,322
Life settlement contracts	294,573	—	—	294,573
	$6,807,031	$370,708	$6,073,872	$362,451
Liabilities:
Equity securities sold but not yet purchased	$20,360	$20,360	$—	$—
Fixed maturity securities sold but not yet purchased	8,495	—	8,495	—
Life settlement contract profit commission	7,168	—	—	7,168
Contingent consideration	64,738	—	—	64,738
Derivatives	894	—	894	—
	$101,655	$20,360	$9,389	$71,906

(Amounts in Thousands) As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$70,759	$70,759	$—	$—
U.S. government agencies	45,558	—	45,558	—
Municipal bonds	540,426	—	540,426	—
Foreign government	113,745	—	113,745	—
Corporate bonds and other bonds:
Finance	1,362,430	—	1,362,430	—
Industrial	1,647,063	—	1,647,063	—
Utilities	149,500	—	149,500	—
Commercial mortgage backed securities	151,318	—	151,318	—
Residential mortgage backed securities:
Agency backed	974,838	—	974,838	—
Non-agency backed	120,229	—	120,229	—
Collateralized loan / debt obligations	226,094	—	226,094	—
Asset-backed securities	31,837	—	31,837	—
Equity securities, available-for-sale	104,497	38,563	28,723	37,211
Equity securities, trading	27,271	27,271	—	—
Short term investments	84,266	84,266	—	—
Other investments	30,309	—	—	30,309
Life settlement contracts	264,001	—	—	264,001
	$5,944,141	$220,859	$5,391,761	$331,521
Liabilities:
Equity securities sold but not yet purchased	$18,163	$18,163	$—	$—
Fixed maturity securities sold but not yet purchased	20,455	—	20,455	—
Life settlement contract profit commission	15,406	—	—	15,406
Contingent consideration	77,457	—	—	77,457
Derivatives	1,077	—	1,077	—
	$132,558	$18,163	$21,532	$92,863

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015, respectively.

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

Examples of instruments utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed bonds; asset-backed securities; listed derivatives that are not actively traded; and equity securities that are not publicly traded.

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2016 and 2015:

(Amounts in Thousands)	Balance as of January 1, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2016
Other investments	$30,309	$(1,156)	$—	$375	$(189)	$12,983	$42,322
Equity securities, available-for-sale	37,211	—	(11,673)	18	—	—	25,556
Life settlement contracts	264,001	30,629	—	—	(57)	—	294,573
Life settlement contract profit commission	(15,406)	(7,168)	—	—	15,406	—	(7,168)
Contingent consideration	(77,457)	—	—	2,416	10,303	—	(64,738)
Total	$238,658	$22,305	$(11,673)	$2,809	$25,463	$12,983	$290,545

(Amounts in Thousands)	Balance as of January 1, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2015
Other investments	$13,315	$472	$—	$1,046	$(337)	$—	$14,496
Equity securities, available-for-sale	34,886	—	2,925	—	(46)	—	37,765
Life settlement contracts	264,517	21,250	—	—	(25,982)	—	259,785
Life settlement contract profit commission	(16,534)	1,959	—	—	—	—	(14,575)
Contingent consideration	(41,704)	—	—	(44,988)	4,178	—	(82,514)
Total	$254,480	$23,681	$2,925	$(43,942)	$(22,187)	$—	$214,957

 The Company changed its valuation methodology from Level 2 to Level 3 in the fair value heirarchy for certain of its foreign investments of approximately $12,983 during the three months ended March 31, 2016. The Company's policy for transfers between fair value levels, transfer into the levels, and transfer out of levels is to recognize such transfers as of the actual date of the event or change in circumstances that cause the transfer. The Company had no transfers among the levels of fair value hierarchy during the three months ended March 31, 2015.

A reconciliation of net income for life settlement contracts in the above table to gain on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Net income	$30,629	$21,250
Premiums paid	(12,102)	(11,130)
Profit commission	(7,168)	1,959
Other expenses	(629)	(706)
Gain on investment in life settlement contracts	$10,730	$11,373

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above in this note. As of March 31, 2016, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of March 31, 2016 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

•
Cash and cash equivalents, restricted cash and cash equivalents, and short term investments: The carrying value of cash and cash equivalents, restricted cash and cash equivalents, and short term investments approximate their respective fair value and are classified as Level 1 in the fair value hierarchy.

•
Premiums Receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset and are classified as Level 1 in the fair value hierarchy.

•
Other Investments: Other investments that are reported at fair value consisted primarily of investments in private limited partnerships, certain foreign investments, and other. Other investments reported at fair value accounted for approximately 0.5% of the Company's investment portfolio as of March 31, 2016, which the Company believes is immaterial to its overall financial position or its results of operations. The Company estimates the fair value based on significant unobservable inputs in the valuation process. As a result, the Company classified the fair value estimates as Level 3 in the fair value hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 12% in National General Holdings Corp. ("NGHC"), a publicly held insurance holding company (Nasdaq: NGHC). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value of the investment was approximately $265,458 as of March 31, 2016. The carrying value was $146,000 as of March 31, 2016.

•	Subordinated Debentures and Debt: The fair value of the Company's material debt arrangements as of March 31, 2016 was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$145,109	$148,680
7.50% Subordinated Notes due 2055	130,600	135,702
2.75% Convertible senior notes due 2044	161,763	184,477
6.125% Notes due 2023	247,979	237,979
Junior subordinated debentures due 2035-2037	121,962	77,780
Revolving credit facility	130,000	130,000
Other	55,615	55,615

The 7.25% subordinated notes due 2055, the 7.50% subordinated notes due 2055, the 2.75% convertible senior notes due 2044, and the 6.125% notes due 2023 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the revolving credit facility approximates its carrying value due to the short period to maturity. The fair value of the junior subordinated debentures due 2035-2037 was determined using the Black-Derman-Toy interest rate lattice model and is classified as Level 3 in the fair value hierarchy. The Company considers its other debt's carrying value to approximate fair value as their interest rates approximate current borrowing rates.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2016 and December 31, 2015 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	March 31, 2016	December 31, 2015
Average age of insured	82.2 years	82.0 years
Average life expectancy, months (1)	110	114
Average face amount per policy (Amounts in thousands)	$6,538	$6,564
Effective discount rate (2)	13.9%	13.7%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2016 and December 31, 2015:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2016	$(37,524)	$42,046
December 31, 2015	$(37,697)	$40,997

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2016	$(26,783)	$29,775
December 31, 2015	$(26,558)	$29,644

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

The Company has a 50% ownership interest in each of four entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); AMT Capital Holdings, S.A. (“AMTCH”); and AMT Capital Holdings II, S.A. (“AMTCH II”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During the three months ended March 31, 2016, the Company terminated an agreement with a third party administrator of the Tiger and AMTCH II life settlement contract portfolios, under which the third party received an administrative fee. The third party administrator was also eligible to receive a percentage of profits after certain time and performance thresholds had been met. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

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

No capital contributions were made to the LSC Entities during the three months ended March 31, 2016. During the three months ended March 31, 2015, total capital contributions made to the LSC Entities were approximately $1,130, of which the Company contributed approximately $565. The Company recorded a gain of $10,730 and $11,373 on investment in life settlement contracts, net of profit commission, for the three months ended March 31, 2016 and 2015, respectively.

The following tables describe the Company’s investment in life settlements as of March 31, 2016 and December 31, 2015:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of March 31, 2016
0-1	—	$—	$—
1-2	4	24,573	32,500
2-3	8	34,042	78,000
3-4	7	16,977	36,500
4-5	6	9,150	31,000
Thereafter	230	209,831	1,440,313
Total	255	$294,573	$1,618,313

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2015
0-1	—	$—	$—
1-2	—	—	—
2-3	8	31,261	70,500
3-4	8	20,117	46,500
4-5	4	6,760	20,000
Thereafter	235	205,863	1,481,313
Total	255	$264,001	$1,618,313

(1)
The Company determined the fair value as of March 31, 2016 based on 215 policies out of 255 policies, as the Company assigned no value to 40 of the policies as of March 31, 2016. The Company determined the fair value as of December 31, 2015 based on 213 policies out of 255 policies, as the Company assigned no value to 42 of the policies as of December 31, 2015. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding March 31, 2016 and December 31, 2015:

(Amounts in Thousands, except number of Life Settlement Contracts)	March 31, 2016	December 31, 2015
Number of policies with a negative value from discounted cash flow model as of period end	40	42
Premiums paid for the preceding twelve month period for period ended	$4,957	$4,971
Death benefit received	$—	$—

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2016, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2015	$65,789
2016	42,672
2017	41,771
2018	41,026
2019	37,998
Thereafter	464,343
Total	$693,599

6. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Balance, beginning of period	$704,243	$628,383
Acquisition costs deferred	231,383	179,699
Amortization	(173,824)	(156,198)
Balance, end of period	$761,802	$651,884

7. Debt

The Company’s outstanding debt consisted of the following at March 31, 2016 and December 31, 2015:

(Amounts in Thousands)	March 31, 2016	December 31, 2015
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,135	5,103
2.75% Convertible senior notes due 2044 (the "2044 Notes")	161,763	160,258
6.125% Senior notes due 2023 (the "2023 Notes")	247,979	247,911
Junior subordinated debentures (the "2035-2037 Notes")	121,962	118,226
7.25% Subordinated Notes due 2055 (the "7.25% 2055 Notes")	145,109	145,078
7.50% Subordinated Notes due 2055 (the "7.50% 2055 Notes")	130,600	130,572
Secured loan agreements	36,676	38,455
Promissory notes	13,804	13,753
	$993,028	$989,356

Aggregate scheduled maturities of the Company’s outstanding debt, excluding unamortized deferred origination costs, at March 31, 2016 are:

(Amounts in Thousands)
2016	$5,408
2017	7,423
2018	9,590
2019	134,467
2020	205
Thereafter	852,552	(1)
Total scheduled payments	1,009,645
Unamortized deferred origination costs	(16,617)
	993,028

(1)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $823 and $49,211, respectively.

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of March 31, 2016:

(Amounts in Thousands)	Letters of Credit Limit	Letters of Credit Outstanding	Letters of Credit Available
Revolving credit facility	$175,000	$120,562	$54,438
Funds at Lloyd's facility, in USD equivalent	431,040	424,380	6,660
Comerica bank letters of credit	75,000	48,467	26,533
Other letters of credit, in aggregate	1,675	1,675	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three months ended March 31, 2016 and 2015 was:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Revolving credit facility	$1,156	$816
Funds at Lloyd's facility	1,199	1,047
2021 Notes	115	349
2023 Notes	3,897	3,897
2035-2037 Notes	1,515	2,020
2044 Notes	3,116	3,015
7.25% 2055 Notes	2,750	—
7.50% 2055 Notes	2,559	—
Secured loan agreements	189	236
Promissory notes	158	156
Other, including interest income	1,046	(1,281)
	$17,700	$10,255

8.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Policy acquisition expenses	$133,773	$110,967
Salaries and benefits	125,528	107,422
Other insurance general and administrative expenses	5,333	13,287
	$264,634	$231,676

9. Earnings Per Share

The Company implemented a two-for-one stock split on February 2, 2016. As such, the weighted average number of shares used for the basic and diluted earnings per share have been adjusted retrospectively to reflect the effect of the split.

During the three months ended March 31, 2015, the Company’s unvested restricted shares contained rights to receive nonforfeitable dividends and were, therefore, considered participating securities. As a result, the Company computed earnings per share using the two-class method during the three months ended March 31, 2015. There were no outstanding unvested restricted shares as of March 31, 2016.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Amounts in Thousands, except for earnings per share)	2016	2015
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$100,257	$154,696
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	360
Net income allocated to AmTrust common shareholders	$100,257	$154,336

Weighted average common shares outstanding – basic	175,585	162,716
Less: Weighted average participating shares outstanding	—	380
Weighted average common shares outstanding - basic	175,585	162,336
Net income per AmTrust common share - basic	$0.57	$0.95

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$100,257	$154,696
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	360
Net income allocated to AmTrust common shareholders	$100,257	$154,336

Weighted average common shares outstanding – basic	175,585	162,336
Plus: Dilutive effect of stock options, convertible debt, other	2,342	4,538
Weighted average common shares outstanding – dilutive	177,927	166,874
Net income per AmTrust common shares – diluted	$0.56	$0.93

The Company's anti-dilutive securities excluded from diluted earnings per share calculation were immaterial for the three months ended March 31, 2016 and 2015, respectively.

10. Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 14,630,136 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Option"), restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 14,630,136 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2016, approximately 8,100,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments under ASC 718-10-30 was approximately $5,641 and $4,914 for the three months ended March 31, 2016 and 2015, respectively. The Company has unrecognized compensation cost related to unvested stock options, restricted stock and non-vested RSU awards of $39,277 and $39,111 at March 31, 2016 and December 31, 2015, respectively.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the three months ended March 31, 2016 and 2015:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,783,880	$6.99	3,868,740	$5.80
Granted	—	—	70,000	26.45
Exercised	(210,018)	3.87	(716,210)	4.36
Canceled or terminated	—	—	(11,350)	9.60
Outstanding at end of period	2,573,862	7.24	3,211,180	6.56

The Company did not grant any stock options during the three months ended March 31, 2016. The weighted average grant date fair value of options granted was $10.60 during the three months ended March 31, 2015.

The per share fair value of options was estimated at the date of grant based on the following weighted average assumptions for the three months ended March 31, 2015:

2015
Volatility	41.05%
Risk-free interest rate	1.91%
Weighted average expected lives in years	6.25
Dividend rate	1.89%
Forfeiture rate	0.50%

The intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $4,561 and $16,336, respectively. The intrinsic value of stock options that were outstanding as of March 31, 2016 and December 31, 2015 was $48,193 and $66,300, respectively. The intrinsic value of stock options that were exercisable as of March 31, 2015 and December 31, 2015 was $47,507 and $64,705, respectively.

Cash received from options exercised was $813 and $2,640 during the three months ended March 31, 2016 and 2015, respectively. The excess tax benefit from award exercises was approximately $1,539 and $3,332 for the three months ended March 31, 2016 and 2015, respectively. Such benefits were recorded as a reduction of income tax payable and an increase in additional paid-in capital.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date fair value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards.

A summary of the Company’s restricted stock and RSU activity for the three months ended March 31, 2016 and 2015 is shown below:

	2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,853,516	$20.54	2,611,022	$16.70
Granted	250,038	25.73	118,758	26.94
Vested	(447,198)	15.78	(474,262)	14.20
Forfeited	(25,264)	24.11	(18,290)	20.33
Non-vested at end of period	1,631,092	22.58	2,237,228	17.75

A summary of the Company's PSU activity for the three months ended March 31, 2016 and 2015 is shown below:

	2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	752,466	$24.58	549,670	$19.42
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(914)	22.60	—	—
Non-vested at end of period	751,552	24.58	549,670	19.42

PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period.

11. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Income before equity in earnings of unconsolidated subsidiaries	$135,015	$205,431
Tax at federal statutory rate of 35%	$47,255	$71,901
Tax effects resulting from:
Tax rate differences	(18,216)	(3,251)
Permanent adjustments	(3,577)	2,298
Valuation allowance	(511)	—
Other, net	2,775	(24,136)
	$27,726	$46,812
Effective tax rate	20.5%	22.8%

As of March 31, 2016, the Company has U.S. Net Operating Losses ("NOLs") of $36,660 that expire beginning in 2019 through 2033. These NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $2,641 per year. The Company also has foreign NOLs of $687,077 that currently have no expiration. The Company’s management believes that as of March 31, 2016, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of the other assets on the condensed consolidated balance sheet. As a result, the Company recorded a valuation allowance of $169,474 and $170,043 as of March 31, 2016 and December 31, 2015, respectively, related to the foreign NOLs. The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the three months ended March 31, 2016 or March 31, 2015, respectively.

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

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of March 31, 2016 and December 31, 2015. No interest or penalties have been recorded by the Company for the three months ended March 31, 2016 and 2015, respectively. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

12. Related Party Transactions

The following disclosure includes, among other items, transactions with companies in which Michael Karfunkel had a controlling interest, either individually or through The Michael Karfunkel 2005 Family Trust (the “Trust”). Mr. Karfunkel passed away on April 27, 2016. At that time, he and the Trust were controlling shareholders of the Company, he was the Company’s Chairman of the Board, and the chairman and chief executive officer of National General Holdings Corp. Mr. Karfunkel’s wife, Mrs. Leah Karfunkel, is the executrix of Mr. Karfunkel’s estate, and a co-trustee and primary beneficiary of the Trust.

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the Company's former chairman of the board of directors, a director, and the chief executive officer and director of the Company. As of March 31, 2016, our principal shareholders, Michael Karfunkel, Leah Karfunkel (wife of Michael Karfunkel and co-trustee of The Trust), George Karfunkel and Barry Zyskind, own or control approximately 6.1%, 7.5%, 2.3% and 4.4%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and has been renewed through March 31, 2017. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

The following is the effect on the Company’s results of operations for the three months ended March 31, 2016 and 2015 related to Maiden Reinsurance agreements:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Results of operations:
Premium written – ceded	$(543,688)	$(528,285)
Change in unearned premium – ceded	86,698	128,615
Earned premium - ceded	$(456,990)	$(399,670)
Ceding commission on premium written	$174,334	$168,773
Ceding commission – deferred	(35,943)	(50,086)
Ceding commission – earned	$138,391	$118,687
Incurred loss and loss adjustment expense – ceded	$354,854	$249,390

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of March 31, 2016 and December 31, 2015, respectively. The Company recorded $562 and $449 of interest expense during the three months ended March 31, 2016 and 2015, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral as of March 31, 2016 was approximately $2,622,606. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $6,862 and $6,605 of brokerage commission during the three months ended March 31, 2016 and 2015, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

The Company, through a subsidiary, has an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of March 31, 2016, the Company managed approximately $4,422,711 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,645 and $1,431 of asset management fees during the three months ended March 31, 2016 and 2015, respectively The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 12%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fourteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. As of March 31, 2016, NGHC's two largest shareholders were The Trust and Michael Karfunkel individually. Michael Karfunkel is the Company's former Chairman of the Board of Directors and the father-in-law of Barry D. Zyskind, the President and Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel was the chairman and chief executive offer of NGHC when he passed away in April 2016, at which time Barry Karfunkel, the son of Michael Karfunkel and brother-in-law of Barry D. Zyskind, was appointed chairman and chief executive officer of NGHC. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

During the three months ended March 31, 2016 and 2015, the Company recorded $5,776 and $5,529 of income, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $9,910 and $7,016 of fee income during the three months ended March 31, 2016 and 2015, respectively, related to this agreement.The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $2,304,636 of assets as of March 31, 2016 related to this agreement. As a result of this agreement, the Company earned approximately $793 and $526 of asset management fees during the three months ended March 31, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

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

NGHC has an office lease agreement with 800 Superior. The lease agreement is through 2027. NGHC paid 800 Superior approximately $683 and $602 of rent during the three months ended March 31, 2016 and 2015, respectively, under the lease agreement. As discussed in Note 14. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

4455 LBJ Freeway, LLC

In 2015, the Company and NGHC each acquired a fifty percent ownership interest in 4455 LBJ Freeway, LLC ("4455 LBJ Freeway"), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the condensed consolidated financial statements. The Company recorded approximately $341 of service and fee income related to rent for the three months ended March 31, 2016.

Significant Transactions with ACP Re, Ltd.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company owned by the Trust. In 2014, a subsidiary of ACP Re merged with Tower. As a result of the merger, ACP Re now operates 10 insurance companies in the United States and Bermuda. The following section describes the significant agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of the invested assets under management, excluding investment in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $555,612 of assets as of March 31, 2016. The Company recorded approximately $231 and $466 of asset management fees during the three months ended March 31, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

Commercial Lines Reinsurance Agreements
Technology Insurance Company, Inc. ("TIC") entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC reinsures 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement. As a result of the Commercial Lines Master Agreement and CL Reinsurance Agreement, the Company generated approximately $97,003 and $70,785 of gross written premium, recorded approximately $107,532 and $63,383 of earned premium, and incurred approximately $15,577 and $39,049 of loss and loss adjustment expense during the three months ended March 31, 2016 and 2015, respectively.
Commercial Lines MGA Agreement
ANA produces and manages all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies is reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The Company did not record any commission during the three months ended March 31, 2016, but recorded $571 of commission under the CL MGA Agreement during the three months ended March 31, 2015. The commission income was recorded as a component of service and fee income.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re,” a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administers the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. The Company charged ACP Re $4,926 and $16,697 for these services during the three months ended March 31, 2016 and 2015, respectively, which were recorded as a reduction of salary and other expense.
Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re will reinsure the full amount of any payments that AII and NG Re Ltd. are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC will provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which the parties to the LPTA have agreed will be established upon reevaluation as of December 31, 2015. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by AII and NG Re Ltd. to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by AII and NG Re Ltd. The Stop-Loss Agreement and the Retrocession Agreement are accounted for under the deposit method of accounting.
ACP Re Credit Agreement
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
As of March 31, 2016 and December 31, 2015, the Company recorded $127,188 and $129,375, respectively, of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $2,188 for the three months ended March 31, 2016 and 2015, respectively, under the ACP Re Credit Agreement.
Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Michael Karfunkel and George Karfunkel. The lease term is through May 2023. The Company paid approximately $382 and $465 of rent during the three months ended March 31, 2016 and 2015, respectively, for the leased office space.

The Company leases office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Michael Karfunkel and George Karfunkel. The lease term is through November 30, 2022. The Company paid rent of approximately $132 and $75 during the three months ended March 31, 2016 and 2015, respectively, for the leased office space.

Equity Investments in Limited Partnerships

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three month lag basis. The Company recorded approximately $273 of income from this investment during the three months ended March 31, 2016.

In August 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center Building Company, L.P. ("Illinois Center"), a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15.0% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three month lag basis. The Company recorded approximately $593 of income from this investment during the three months ended March 31, 2016.

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity. These limited partnerships are recorded as a component of other investments on the condensed consolidated balance sheet. The carrying value of these limited partnerships, in aggregate, was $66,860 and $64,869 as of March 31, 2016 and

December 31, 2015, respectively. The maximum exposure to loss, which is the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges, was $66,860 and $64,869 as of March 31, 2016 and December 31, 2015, respectively. The maximum exposure to loss is a required disclosure under US GAAP and is not an indication of expected loss.

Use of the Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for the usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended March 31, 2016 and 2015, Maiden paid $22 and $24, respectively, and NGHC paid $13 and $37, respectively, for their use of the company-owned aircraft under these agreements.

In addition, for personal travel, Mr. Barry Zyskind, the Company’s President and Chief Executive Officer, entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, Mr. Zyskind has fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for his personal use of the respective company-owned aircraft. During the three months ended March 31, 2016 and 2015, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $80 and $212, respectively, for his personal use of the company-owned aircraft.

13. Acquisitions

ARI Insurance Company

On January 22, 2016, the Company completed the acquisition of ARI Holdco Inc. ("ARIH") and its subsidiaries. ARIH's primary operating subsidiary, ARI Insurance Company ("ARI"), is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland. Immediately prior to the acquisition, ARI converted from a mutual form to a stock form of ownership in a transaction "sponsored" by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of ARI who held policies as of December 31, 2014 and the directors, officers and employees of ARI and its subsidiaries. The Company received subscriptions for approximately $276, resulting in the issuance by the Company of 12,347 (on a post-split basis) shares of its common stock at a discounted price of 20% (or approximately $69 in the aggregate) from the Company's market trading price . Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of ARIH at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $3,750. The Company made a payment to ARIH of $23,500, which included the $276 in proceeds the Company received in the offering, for the stock of ARI. Additionally, the Company, as part of the transaction, was required to make a payment to an employee bonus pool of ARI of $3,750, as discussed above. The remaining $23,500 of cash contributed to ARIH was retained by the Company. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an initial acquisition price of approximately $3,819.

A summary of the preliminary assets acquired and liabilities assumed for ARI are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$53,917
Premium receivable, net	15,577
Accrued interest and dividends	375
Reinsurance recoverable	17,554
Other assets	2,116
Intangible assets	250
Total assets	$89,789

Liabilities
Loss and loss adjustment expense reserves	$49,949
Unearned premiums	18,672
Accrued expenses and other liabilities	7,671
Total liabilities	$76,292
Acquisition price	$3,819
Acquisition gain	$9,678

The intangible asset associated with the acquisition was initially measured at $250 and is not taxable. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The largest asset and liabilities that require fair value adjustment are loss and loss adjustment expense reserves and unearned premium. The intangible asset as well as ARI's results of operations will be included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $13,383 of gross written premium during the three months ended March 31, 2016.

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

The goodwill and intangible assets associated with the acquisition were initially measured at $4,253 and are not taxable. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The goodwill and intangible assets as well as Springfield's results of operations will be included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $3,118 of gross written premium and $414 of service and fee income during the three months ended March 31, 2016.

Warranty Solutions

On September 25, 2015, the Company acquired all of the issued and outstanding stock of Warranty Solutions, a Wells Fargo business ("Warranty Solutions"), for $156,247 in cash. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers.

A summary of the preliminary assets acquired and liabilities assumed for Warranty Solutions are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$192,015
Prepaid reinsurance premium	77,777
Other assets	22,466
Deferred tax asset	50,399
Goodwill and Intangible assets	84,215
Total assets	$426,872

Liabilities
Loss and loss expense reserves	$3,013
Unearned premiums	182,441
Accrued expenses and other liabilities	85,171
Total liabilities	$270,625
Acquisition price	$156,247

The goodwill and intangible assets associated with the acquisition was initially measured at $84,215, which initially included customer relationships and licenses. The goodwill associated with the acquisition is not taxable. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The goodwill and intangible assets as well as Warranty Solutions' results of operations are included as a component of the Special Risk and Extended Warranty segment. As a result of this acquisition, the Company recorded approximately $23,717 of gross written premium and $24,319 of service and fee income during the three months ended March 31, 2016.

Magna Carta

On March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. The Company will reinsure 100% of the existing obligations with respect to their business for accident years 2014 and 2015, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. The Company received approximately $163,400 of cash. As the loss portfolio transfer is considered retroactive reinsurance, the Company followed deposit accounting under the guidelines of ASC 340-30, Other Assets and Deferred Costs, and recorded the obligation of approximately $163,400 as an accrued liability. During the three months ended March 31, 2016, the Company paid losses of approximately $10,500. During the three months ended March 31, 2016, the Company did not record any gains or losses as a result of this transaction. Additionally, one of our subsidiaries entered into a renewal rights transaction, with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby the Company may reinsure their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1,000.

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

The Company has determined that the Investment Funds are VIEs. The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has an approximate 12% ownership in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying condensed consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

15. Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)

Common Stock

The Company implemented a two-for-one stock split on February 2, 2016.

Issuances of Preferred Stock

In March 2016, the Company completed a public offering of 5,750,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.75% Non-Cumulative Preferred Stock, Series E, $0.01 par value per share (the "Series E Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series E Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series E Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s board of directors, at a rate of 7.75% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on June 15, 2016, from and including the date of original issuance. The Series E Preferred Stock represented by the depositary shares is not redeemable prior to March 15, 2021. After that date, the Company may redeem at its option, in whole or in part, the Series E Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. Net proceeds from this offering were $139,070. In addition, the Company incurred $4,680 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Three Months Ended March 31,
	2016			2015
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Balance, December 31,	$2,909,060	$176,455	$3,085,515	$2,037,020	$159,181	$2,196,201
Net income (loss)	109,048	3,857	112,905	160,065	3,761	163,826
Unrealized holding (loss) gain	81,068	—	81,068	7,270	—	7,270
Reclassification adjustment	(428)	—	(428)	(415)	—	(415)
Foreign currency translation	(47,845)	—	(47,845)	(65,353)	—	(65,353)
Unrealized gain on interest rate swap	119	—	119	27	—	27
Extinguishment of 2021 senior notes, equity component	—	—	—	(3,345)		(3,345)
Share exercises, compensation and other	2,658	—	2,658	5,224	—	5,224
Common share issuance (purchase), net	(14,391)	—	(14,391)	171,672	—	171,672
Common share dividends	(26,313)	—	(26,313)	(20,590)	—	(20,590)
Preferred stock issuance, net of fees	139,070	—	139,070	176,529	—	176,529
Preferred stock dividends	(8,791)	—	(8,791)	(5,369)	—	(5,369)
Capital contribution, net	—	—	—	—	(611)	(611)
Balance, March 31,	$3,143,255	$180,312	$3,323,567	$2,462,735	$162,331	$2,625,066

During the three months ended March 31, 2016, net income attributable to non-controlling interest was $3,857 and net income attributable to redeemable non-controlling interest was $160. Net income for AmTrust, Non-controlling interest and Redeemable non-controlling interest totaled $4,017 for the three months ended March 31, 2016. During the three months ended March 31, 2015, net income attributable to non-controlling interest was $3,761 and net income attributable to redeemable non-controlling interest was $322. Net income for AmTrust, Non-controlling interest and Redeemable non-controlling interest totaled $4,083 for the three months ended March 31, 2015.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(92,213)	$(37,242)	$(700)	$(107)	$(130,262)
Other comprehensive (loss) income before reclassification	(73,608)	124,720	183	—	51,295
Amounts reclassed from accumulated other comprehensive income	—	(658)	—	—	(658)
Income tax benefit (expense)	25,763	(43,422)	(64)	—	(17,723)
Net current-period other comprehensive (loss) income	(47,845)	80,640	119	—	32,914
Balance, March 31, 2016	$(140,058)	$43,398	$(581)	$(107)	$(97,348)

Balance, December 31, 2014	$2,582	$(7,023)	$(1,985)	$(1,738)	$(8,164)
Other comprehensive income before reclassification	(100,543)	11,185	41	—	(89,317)
Amounts reclassed from accumulated other comprehensive income	—	(638)	—	—	(638)
Income tax benefit (expense)	35,190	(3,692)	(14)	—	31,484
Net current-period other comprehensive income	(65,353)	6,855	27	—	(58,471)
Balance, March 31, 2015	$(62,771)	$(168)	$(1,958)	$(1,738)	$(66,635)

16. Commitment and Contingent Liabilities

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

Pending Acquisitions

N.V. Nationale Borg-Maatschappij

In August 2015, the Company entered into a definitive agreement to acquire N.V. Nationale Borg-Maatschappij and its affiliates ("Nationale Borg") from Egeria and HAL Investments for approximately €154,000 (or $175,267). Nationale Borg is a 120-year old, Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance with business in over 70 countries. The acquisition is subject to regulatory approval and is expected to close in the second quarter of 2016.

Republic Companies, Inc

In September 2015, the Company entered into agreements to acquire Republic Companies, Inc. and its affiliates ("Republic") from Delek Group Ltd. and Republic Insurance Holdings, LLC, for approximately $233,000, which is subject to purchase price adjustments. The purchase price consisted of $112,000 in cash at closing, $16,000 in cash to be paid over five years and $105,000 in a note issued by the Company to Delek Group Ltd. bearing annual interest of 5.75% with a four year maturity and scheduled principal payments to be made over the term of the note. The Company's acquisition of Republic closed in April 2016.

Genworth Financial Mortgage Insurance Limited

In October 2015, the Company entered into an agreement to acquire Genworth Financial Mortgage Insurance Limited ("GFMI") for approximately $60,000 in cash. Based in the U.K., GFMI operates in the European mortgage insurance market, currently providing products in the U.K., Finland, Italy and Germany. The Company's acquisition of GFMI closed in May 2016.

17. Segments

The Company currently operates three business segments: Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Program. The Company also has a former segment, Personal Lines Reinsurance, which is in run-off and is now included within its Corporate and Other segment. The Corporate and Other segment also represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing the Company’s stockholders with an understanding of the Company’s business and operating performance.

During each of the three months ended March 31, 2016 and 2015, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three months ended March 31, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended March 31, 2016:
Gross written premium	$1,066,132	$529,446	$337,496	$—	$1,933,074

Net written premium	624,528	337,833	258,318	—	1,220,679
Change in unearned premium	(120,434)	(15,992)	(9,971)	—	(146,397)
Net earned premium	504,094	321,841	248,347	—	1,074,282

Loss and loss adjustment expense	(332,684)	(210,936)	(171,453)	—	(715,073)
Acquisition costs and other underwriting expenses	(130,428)	(69,341)	(64,865)	—	(264,634)
	(463,112)	(280,277)	(236,318)	—	(979,707)
Underwriting income	40,982	41,564	12,029	—	94,575
Service and fee income	32,537	89,780	289	21,595	144,201
Investment income and realized gain	26,854	19,170	11,300	66	57,390
Other expenses	(70,697)	(35,109)	(22,380)	—	(128,186)
Interest expense and loss on extinguishment of debt	(9,762)	(4,848)	(3,090)	—	(17,700)
Foreign currency loss	—	(35,673)	—	—	(35,673)
Gain on life settlement contracts	5,918	2,939	1,873	—	10,730
Acquisition gain on purchase	9,678	—	—	—	9,678
Provision for income taxes	(6,993)	(15,326)	(4)	(5,403)	(27,726)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	5,776	5,776
Net income	$28,517	$62,497	$17	$22,034	$113,065

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended March 31, 2015:
Gross written premium	$901,119	$470,870	$359,147	$—	$1,731,136

Net written premium	523,240	287,689	232,260	—	1,043,189
Change in unearned premium	(99,249)	41,442	(36,005)	—	(93,812)
Net earned premium	423,991	329,131	196,255	—	949,377

Loss and loss adjustment expense	(274,346)	(208,640)	(130,297)	—	(613,283)
Acquisition costs and other underwriting expenses	(109,679)	(70,265)	(51,732)	—	(231,676)
	(384,025)	(278,905)	(182,029)	—	(844,959)
Underwriting income	39,966	50,226	14,226	—	104,418
Service and fee income	26,632	67,762	333	18,159	112,886
Investment income and realized gain	23,246	16,740	10,150	90	50,226
Other expenses	(51,251)	(26,780)	(20,426)	—	(98,457)
Interest expense and loss on extinguishment of debt	(7,791)	(4,072)	(3,106)	—	(14,969)
Foreign currency gain	—	39,954	—	—	39,954
Loss on life settlement contracts	5,921	3,093	2,359	—	11,373
Provision for income taxes	(8,149)	(32,602)	(785)	(5,276)	(46,812)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	5,529	5,529
Net income	$28,574	$114,321	$2,751	$18,502	$164,148

The following tables summarize net earned premium by major line of business, by segment, for the three months ended March 31, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended March 31, 2016:
Workers' compensation	$346,043	$—	$107,713	$453,756
Warranty	—	168,333	—	168,333
Other liability	5,249	40,713	70,581	116,543
Commercial auto and liability, physical damage	85,904	8,492	35,143	129,539
Medical malpractice	—	44,017	—	44,017
Other	66,898	60,286	34,910	162,094
Total net earned premium	$504,094	$321,841	$248,347	$1,074,282

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended March 31, 2015:
Workers' compensation	$292,065	$—	$77,602	$369,667
Warranty	—	151,531	—	151,531
Other liability	10,519	32,811	40,520	83,850
Commercial auto and liability, physical damage	51,920	3,440	35,233	90,593
Medical malpractice	—	36,311	—	36,311
Other	69,487	105,038	42,900	217,425
Total net earned premium	$423,991	$329,131	$196,255	$949,377

The following table summarizes total assets of the business segments as of March 31, 2016 and December 31, 2015:

(Amounts in Thousands)	March 31, 2016	December 31, 2015
Small Commercial Business	$8,871,282	$7,781,045
Specialty Risk and Extended Warranty	6,397,361	6,370,861
Specialty Program	3,077,724	2,936,710
Corporate and Other	9,354	2,403
	$18,355,721	$17,091,019

18. Subsequent Event

Acquisition of ANV Holdings B.V. and its affiliates ("ANV")

In April 2016, the Company entered into an agreement to acquire ANV from Ontario Teachers’ Pension Plan for $218,700 in cash. ANV is a specialty insurance company that underwrites a variety of commercial property and casualty insurance products through its three Lloyd’s syndicates and managing general underwriter. The Company expects to fund the transaction with existing working capital, and, pending regulatory approval, to close the transaction during the second half of 2016.

Share repurchase

Subsequent to March 31, 2016, the Company repurchased 2,184,923 share of its common stock for approximately $54,110 under the share repurchase program approved by the Company's Board of Directors in 2013.

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

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holding Corp., or ACP Re, Ltd., breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We transact business primarily through our nineteen insurance subsidiaries domiciled in the United States and five insurance subsidiaries domiciled internationally, primarily in Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A"(Excellent) by A.M. Best Company ("A.M. Best").

For the three months ended March 31, 2016, our results of operations include activity of the entities we acquired subsequent to March 31, 2015, primarily:

•	ARI Insurance Company and ARI Casualty Company (collectively, "ARI")

•	Springfield Insurance Company, Springfield Insurance Company Limited, and Unified Grocers Insurance Services (collectively, "Springfield")

•
Heritage Indemnity Company, Warranty Solutions Management Corporation, Westlake Insurance Company (Bermuda), Ltd., Warranty Solutions Administrative Services, Inc., Heritage Mechanical Breakdown Corporation and WS Aftermarket Services Corporation (collectively, "Warranty Solutions")

In addition, on March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. We will reinsure 100% of the existing obligations with respect to their business for accident years 2014 and 2015, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. We received approximately $163.4 million of cash. As the loss portfolio transfer is considered retroactive reinsurance, we followed deposit accounting under the guidelines of ASC 340-30 and recorded the obligation of approximately $163.4 million as an accrued liability. During the three months ended March 31, 2016, we paid losses of approximately $10.5 million. During the three months ended March 31, 2016, we did not record any gains or losses as a result of this transaction. Additionally, one of our subsidiaries entered into a renewal rights transaction, with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby we may reinsure their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1 million.

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 16.2% and 33.3% for the three months ended March 31, 2016 and 2015, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.2% and 89.0% for the three months ended March 31, 2016 and 2015, respectively.

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

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2015 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2015 and the other half in 2016. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk. The coverages range in duration from one month to 120 months. Our U.S. warranty business has an average duration of 57 months, while our European warranty business has an average duration of 43 months and our European casualty business has an average duration of 12 months.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2015.

We implemented a two-for-one stock split on February 2, 2016. As a result, we retrospectively adjusted all share and per share amounts in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements to apply the effect of the stock split for all periods presented.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Gross written premium	$1,933,074	$1,731,136

Net written premium	$1,220,679	$1,043,189
Change in unearned premium	(146,397)	(93,812)
Net earned premium	1,074,282	949,377
Service and fee income (related parties - $20,163, $17,404)	144,201	112,886
Net investment income	49,415	34,573
Net realized and unrealized gain on investments	7,975	15,653
Total revenues	1,275,873	1,112,489
Loss and loss adjustment expense	715,073	613,283
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $138,391; $118,687)	264,634	231,676
Other	128,186	98,457
Total expenses	1,107,893	943,416
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	167,980	169,073
Other income (loss):
Interest expense (net of interest income - related party - $2,188, $2,188)	(17,700)	(10,255)
Loss on extinguishment of debt	—	(4,714)
Net gain on investment in life settlement contracts net of profit commission	10,730	11,373
Foreign currency (loss) gain	(35,673)	39,954
Acquisition gain on purchase	9,678	—
Total other (loss) income	(32,965)	36,358
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	135,015	205,431
Provision for income taxes	27,726	46,812
Income before equity in earnings of unconsolidated subsidiaries	107,289	158,619
Equity in earnings of unconsolidated subsidiaries – related parties	5,776	5,529
Net income	113,065	164,148
Net income attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(4,017)	(4,083)
Net income attributable to AmTrust Financial Services, Inc.	109,048	160,065
Dividends on preferred stock	(8,791)	(5,369)
Net income attributable to AmTrust common shareholders	$100,257	$154,696

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$—	$(1,016)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	(1,016)
Net realized gain on available for sale securities	5,272	16,989
Net unrealized gain on trading securities	2,703	(320)
Net realized investment gain	$7,975	$15,653

Key measures:
Net loss ratio	66.6%	64.6%
Net expense ratio	24.6%	24.4%
Net combined ratio	91.2%	89.0%

Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $201.8 million, or 11.7%, to $1,933.1 million from $1,731.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $201.8 million was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was primarily attributable to an increase in the number of workers' compensation policies issued. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisition of Warranty Solutions in September 2015, expansion of our existing programs in Europe, and growth within our Lloyd's platform.

Net Written Premium. Net written premium increased $177.5 million, or 17.0%, to $1,220.7 million from $1,043.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business - $101.3 million, Specialty Risk and Extended Warranty - $50.1 million and Specialty Program – $26.1 million. Net written premium increased for the three months ended March 31, 2016 compared to the same period in 2015 due to the increase in gross written premium, and an increase in the retention of gross written premium to 63.1% from 60.3% for the three months ended March 31, 2016 and 2015, respectively. The increase in retention resulted from a decrease, as compared to 2015, in business written that is reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $124.9 million, or 13.2%, to $1,074.3 million from $949.4 million for the three months ended March 31, 2016 and 2015, respectively. The increase/(decrease) by segment was: Small Commercial Business — $80.1 million, Specialty Risk and Extended Warranty — $(7.3) million and Specialty Program — $52.1 million. The increase in net earned premium resulted from an increase in gross written premium in the first quarter of 2016 compared to the first quarter of 2015. The decrease in Specialty Risk and Extended Warranty resulted from a higher mix of longer term business during the twelve months ended March 31, 2016 compared to the same period in 2015.

Service and Fee Income. Service and fee income increased $31.3 million, or 27.7%, to $144.2 million from $112.9 million for the three months ended March 31, 2016 and 2015, respectively. Approximately $24.9 million of the increase is attributable to acquisitions, primarily Warranty Solutions. Fees for services provided to Maiden, NGHC and ACP Re increased by approximately $2.8 million and fees for product warranty registration and claims handling services increased by $2.6 million.

Net Investment Income. Net investment income increased $14.8 million, or 42.9%, to $49.4 million from $34.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase resulted primarily from having a higher average value of fixed maturity securities during the three months ended March 31, 2016 compared to the same period in 2015, arising from our investment of certain proceeds from stock and debt offerings since the second half of 2015 and the acquisitions of Warranty Solutions and ARI.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $8.0 million and $15.7 million for the three months ended March 31, 2016 and 2015, respectively. A majority of the decrease in realized gains resulted from a decrease in sales of securities in gain positions.The decrease was partially offset by a decline in other than temporary impairment of securities and the recognition of income on unrealized gains on trading securities of $2.7 million and a loss of $0.3 million during the three months ended March 31, 2016 and 2015, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $101.8 million, or 16.6%, to $715.1 million for the three months ended March 31, 2016 from $613.3 million for the three months ended March 31, 2015. Our loss ratio for the three months ended March 31, 2016 and 2015 was 66.6% and 64.6%, respectively. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years primarily in our Specialty Risk and Extended Warranty and Specialty Program segments. This was the result, primarily, of revisions to our ultimate losses on certain casualty lines in our Specialty Risk and Extended Warranty segment and Specialty Program segment due to an increase in our carried incurred but not reported claim reserves. Although our loss ratio increased as compared to the first quarter of 2015, it decreased when compared to the last two quarters on a sequential basis when the loss ratio, on average, was 68.0%. The decrease resulted primarily from a stabilizing of our ultimate losses on certain casualty lines in our European specialty risk and extended warranty business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $33.0 million, or 14.2%, to $264.6 million for the three months ended March 31, 2016 from $231.7 million for the three months ended March 31, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended March 31, 2016 and 2015 was $139.6 million and $118.7 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium partially offset by the retention of a larger precentage of our gross written premium. Our overall expense ratio was consistent period over period as a percentage of earned premium, and was 24.6% and 24.4% during the three months ended March 31, 2016 and 2015, respectively.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries decreased $1.1 million, or (0.6)%, to $168.0 million for the three months ended March 31, 2016 from $169.1 million for the three months ended March 31, 2015. The $1.1 million decrease resulted primarily from an increase in loss ratio offset by higher investment income and earned premium period over period.

Net Interest Expense. Net interest expense for the three months ended March 31, 2016 was $17.7 million, compared to $10.3 million for the same period in 2015. The majority of the increase related to additional interest expense incurred from the issuance of $285 million of subordinated notes in June and September 2015.

 Net Gain (Loss) on Investment in Life Settlement Contracts Net of Profit Commission. We recognized gains on investment in life settlement contracts of $10.7 million for the three months ended March 31, 2016 compared to $11.4 million for the three months ended March 31, 2015. The decrease in the recognized gain related to increases in commission expense, which was partially offset by an increase in the fair value of the portfolio of policies. We had no maturities of policies during the three months ended March 31, 2016 and two maturities of policies during the three months ended March 31, 2015, respectively.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $35.7 million during the three months ended March 31, 2016 compared to a transaction gain of $40.0 million during the same period in 2015. The loss during the three months ended March 31, 2016 resulted from fluctuations in exchange rates related to internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company.

Provision for Income Tax. Income tax provision for the three months ended March 31, 2016 was $27.7 million, which resulted in an effective tax rate of 20.5%, compared to an income tax benefit of $46.8 million, which resulted in an effective tax rate of 22.8% for the three months ended March 31, 2015. We did not have any benefit from utilization of equalization reserves of our Luxembourg reinsurers. The overall decrease in the effective tax rates in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted from a greater percentage of our taxable income generated in non-U.S. jurisdictions with lower tax rates this quarter as compared to the first quarter of 2015.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $5.8 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively. Our earnings from our equity investment was stable period over period.

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Gross written premium	$1,066,132	$901,119

Net written premium	$624,528	$523,240
Change in unearned premium	(120,434)	(99,249)
Net earned premium	504,094	423,991

Loss and loss adjustment expense	(332,684)	(274,346)
Acquisition costs and other underwriting expenses	(130,428)	(109,679)
	(463,112)	(384,025)
Underwriting income	$40,982	$39,966

Key measures:
Net loss ratio	66.0%	64.7%
Net expense ratio	25.9%	25.9%
Net combined ratio	91.9%	90.6%

Gross Written Premium.  Gross written premium increased $165.0 million, or 18.3%, to $1,066.1 million for the three months ended March 31, 2016 from $901.1 million for the three months ended March 31, 2015. The increase was attributable to an increase in the number of workers' compensation policies issued and the continued growth in California, New York and Florida. Additionally, the acquisitions of ARI and Springfield contributed approximately $16 million of incremental gross written premium for the three months ended March 31, 2016.

Net Written Premium. Net written premium increased $101.3 million, or 19.4%, to $624.5 million for the three months ended March 31, 2016 from $523.2 million for the three months ended March 31, 2015. The increase resulted from an increase in gross written premium for the three months ended March 31, 2016 compared to the same period in 2015, and an increase in the retention of gross written premium during 2016 compared to 2015. Our retention of gross written premium for the segment was 58.6% and 58.1% for the three months ended March 31, 2016 and 2015, respectively.

Net Earned Premium. Net earned premium increased $80.1 million, or 18.9%, to $504.1 million for the three months ended March 31, 2016 from $424.0 million for the three months ended March 31, 2015. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended March 31, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $58.3 million, or 21.3%, to $332.7 million for the three months ended March 31, 2016 from $274.3 million for the three months ended March 31, 2015. Our loss ratio for the segment for the three months ended March 31, 2016 increased to 66.0% compared to 64.7% for the three months ended March 31, 2015. The increase in the loss ratio was the result, primarily, of higher current accident year selected ultimate losses as compared to selected ultimate losses in the prior period, which related to growth in our non-workers' compensation business, to which we assign a higher ultimate loss selection. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $20.7 million, or 18.9%, to $130.4 million for the three months ended March 31, 2016 from $109.7 million for the three months ended March 31, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $68.8 million and $56.1 million earned during the three months ended March 31, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio remained consistent period over period and was 25.9% for each of the three months ended March 31, 2016 and 2015.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $1.0 million, or 2.5%, to $41.0 million for the three months ended March 31, 2016 from $40.0 million for the three months ended March 31, 2015. The decrease resulted primarily from a higher loss ratio during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Gross written premium	$529,446	$470,870

Net written premium	$337,833	$287,689
Change in unearned premium	(15,992)	41,442
Net earned premium	321,841	329,131

Loss and loss adjustment expense	(210,936)	(208,640)
Acquisition costs and other underwriting expenses	(69,341)	(70,265)
	(280,277)	(278,905)
Underwriting income	$41,564	$50,226

Key measures:
Net loss ratio	65.5%	63.4%
Net expense ratio	21.6%	21.3%
Net combined ratio	87.1%	84.7%

Gross Written Premium. Gross written premium increased $58.6 million, or 12.4%, to $529.4 million for the three months ended March 31, 2016 from $470.9 million for the three months ended March 31, 2015. We experienced growth primarily in our European business, both in our core businesses and our Italian medical liability business, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Additionally, we grew our Lloyd's business during the first quarter of 2016 compared to the same period in 2015. Fluctuations in European currencies did not have a significant impact on our premiums during the first quarter of 2016. Our U.S. business was consistent period over period and benefited from the acquisition of Warranty Solutions.

Net Written Premium. Net written premium increased $50.1 million, or 17.4%, to $337.8 million for the three months ended March 31, 2016 from $287.7 million for the three months ended March 31, 2015. The increase resulted from an increase of gross written premium for the three months ended March 31, 2016 compared to the same period in 2015, partially offset by a decrease in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 63.8% and 61.1% for the three months ended March 31, 2016 and 2015, respectively. The increase in the retention of gross written premium related to an decrease, as compared to 2015, in business that is reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium decreased $7.3 million, or (2.2)%, to $321.8 million for the three months ended March 31, 2016 from $329.1 million for the three months ended March 31, 2015. As net written premium is earned ratably over the term of a policy, the decrease in net earned premium resulted from the writing of a higher mix of longer term business during the twelve months ended March 31, 2016 compared to the same period in 2015, partially offset by the increase in net written premium.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $2.3 million, or 1.1%, to $210.9 million for the three months ended March 31, 2016 from $208.6 million for the three months ended March 31, 2015. Our loss ratio for the segment for the three months ended March 31, 2016 increased to 65.5% compared to 63.4% for the same period in 2015. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years. This was the result, primarily, of revisions to our selected ultimate losses on certain casualty lines due to an increase in our incurred but not reported claim reserves. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses decreased $0.9 million, or 1.3%, to $69.3 million for the three months ended March 31, 2016 from $70.3 million for the three months ended March 31, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $37.6 million and $36.3 million earned during the three months ended March 31, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 21.6% for the three months ended March 31, 2016 from 21.3% for the three months ended March 31, 2015. The increase in the expense ratio resulted from increases in salary expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income).  Net earned premiums less expenses included in combined ratio decreased $8.7 million, or 17.2%, to $41.6 million for the three months ended March 31, 2016 from $50.2 million for the three months ended March 31, 2015. The decrease was attributable to a decrease in the segment's earned premium and an increase in the segment’s combined ratio during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Specialty Program Segment Results of Operations for The Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Gross written premium	$337,496	$359,147

Net written premium	$258,318	$232,260
Change in unearned premium	(9,971)	(36,005)
Net earned premium	248,347	196,255

Loss and loss adjustment expense	(171,453)	(130,297)
Acquisition costs and other underwriting expenses	(64,865)	(51,732)
	(236,318)	(182,029)
Underwriting income	$12,029	$14,226

Key measures:
Net loss ratio	69.0%	66.4%
Net expense ratio	26.2%	26.4%
Net combined ratio	95.2%	92.8%

Gross Written Premium. Gross written premium decreased $21.7 million, or (6.0)%, to $337.5 million for the three months ended March 31, 2016 from $359.1 million for the same period in 2015. The majority of the decrease resulted from the termination or curtailment of certain commercial package programs, partially offset by a slight increase in workers' compensation programs. Additionally, during the three months ended March 31, 2015, we wrote one large policy for approximately $16 million, which had an 18 month policy term and will not be reissued until the third quarter of 2016.

Net Written Premium. Net written premium increased $26.1 million, or 11.2%, to $258.3 million for the three months ended March 31, 2016 from $232.3 million for the same period in 2015. The increase in net written premium resulted from the cession of a smaller percentage of gross written premium to reinsurers during 2016 compared to 2015, partially offset by a decrease in gross written premium for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our overall retention of gross written premium for the segment was 76.5% and 64.7% for the three months ended March 31, 2016 and 2015, respectively. The increase in the retention of gross written premium related to an increase in business written that is not covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $52.1 million, or 26.5%, to $248.3 million for the three months ended March 31, 2016 from $196.3 million for the same period in 2015. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the twelve months ended March 31, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $41.2 million, or 31.6%, to $171.5 million for the three months ended March 31, 2016, compared to $130.3 million for the same period in 2015. Our loss ratio for the segment increased to 69.0% compared to 66.4% for the three months ended March 31, 2016 and 2015, respectively. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years. This was the result, primarily, of revisions to our selected ultimate losses on certain casualty lines due to an increase in our incurred but not reported claim reserves. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $13.1 million, or 25.4%, to $64.9 million for the three months ended March 31, 2016 from $51.7 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $33.2 million and $26.3 million earned during the three months ended March 31, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.2% for the three months ended March 31, 2016 compared to 26.4% for the three months ended March 31, 2015. The decrease in the expense ratio during the three months ended March 31, 2016 related to the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $2.2 million, or (15)%, to $12.0 million for the three months ended March 31, 2016 from $14.2 million for the three months ended March 31, 2015 due to an increase in the combined ratio in 2016 compared to 2015.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $573 million and $439 million in the three months ended March 31, 2016 and 2015, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$688,451	$193,794
Investing activities	(702,903)	(237,205)
Financing activities	84,816	148,994

Net cash provided by operating activities for the three months ended March 31, 2016 increased compared to cash provided by operating activities in the three months ended March 31, 2015. The increase in cash provided from operations resulted primarily from an increase in reinsurance premium payable, loss and loss expense reserves and unearned premiums in 2016 compared to 2015.

Net cash used in investing activities was approximately $702.9 million during the three months ended March 31, 2016 and consisted primarily of approximately $688 million for the net purchase of fixed maturity securities, equity securities and short-term investments, and approximately $26 million for capital expenditures, partially offset by the net proceeds of approximately $8 million received from the maturity of life settlement policies and approximately $21 million for the decrease in restricted cash. Net cash used in investing activities was $237 million for the three months ended March 31, 2015 and consisted primarily of approximately $108 million for the net purchase of fixed maturity securities, equity securities, and short-term investments, approximately $31 million for restricted cash, approximately $118 million for acquisitions, and approximately $22 million for capital expenditures, partially offset by the net proceeds of approximately $53 million received from the maturity of life settlement contracts.

Net cash provided by financing activities was approximately $85 million for the three months ended March 31, 2016 compared to approximately $149 million net cash provided by financing activities during the three months ended March 31, 2015. In 2016, we issued preferred stock for approximately $139 million, which was partially offset by common and preferred stock dividends paid of $35 million, and approximately $15 million to repurchase shares of our stock. During the three months ended March 31, 2015, cash provided by financing activities was approximately $149 million, of which approximately $177 million and $172 million were proceeds from issuance of preferred stock and common stock, respectively, which was partially offset by payments of common and preferred stock dividends of approximately $25 million, paying down the balance on the revolving credit facility of approximately $120 million and paying approximately $54 million in settlement of conversions of our 2021 Notes.

Other Material Changes in Financial Position

(Amounts in thousands)	March 31, 2016	December 31, 2015
Selected Assets:
Fixed maturities, available-for-sale	$6,307,719	$5,433,797
Selected Liabilities:
Accrued expense and other current liabilities	1,379,985	1,140,830

The increase in fixed maturities, available-for-sale, from December 31, 2015 to March 31, 2016 was primarily attributable to the acquisition of ARI and utilization of cash from our preferred shared offering during the three months ended March 31, 2016. The increase in accrued expense and other current liabilities was a result of a loss portfolio transfer during the three months ended March 31, 2016 and general increase in business activities.

Common Stock

The Company implemented a two-for-one stock split on February 2, 2016.

Preferred Stock

We have outstanding five separate series (Series A through E) of non-cumulative preferred stock. Four of these series (Series B, C, D and E) were issued in offerings using depositary shares, each representing a 1/40th interest in a share of the particular series of preferred stock. Dividends on the Series A Preferred Stock and the Series B, C, D and E Preferred Stock represented by depositary shares are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year.

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the three months ended March 31, 2016 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$1,941
B	7.25	105,000	4,200,000	1,000	101,702	1,903
C	7.625	80,000	3,200,000	1,000	77,480	1,525
D	7.50	182,500	7,300,000	1,000	176,529	3,422
E	7.75	143,750	5,750,000	1,000	139,042	—

For a detailed description of our Series A Preferred Stock and Series B, C and D Preferred Stock represented by depositary shares, refer to Note 20. “Stockholder’s Equity” in Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K. For a detailed description related to our Series E Preferred Stock represented by depositary shares, refer to Note 15. “Stockholder’s Equity and Accumulated Other Comprehensive Income (Loss)” to the accompanying financial statements included elsewhere in this report.

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of March 31, 2016, we had outstanding borrowings of $130 million and outstanding letters of credit in place under this Credit Agreement of $120.6 million, which reduced the total aggregate availability under the facility to $99.4 million and the availability for letters of credit to $54.4 million.

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

Fees payable by us under this credit facility include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range based on our consolidated leverage ratio, which was greater than or equal to 25% but less than 30%, resulting in a commitment fee rate of 0.20%).

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $1.2 million and $0.8 million for three months ended March 31, 2016 and 2015, respectively.

Funds at Lloyd's facility

We use this £300 million (or $431 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2016 underwriting year of account, as well as prior open years of account. The facility is 35% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII's then-current financial strength rating issued by A.M. Best. As of March 31, 2016, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on AII's A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and pay a facility fee upon closing of 0.15% of the total aggregate commitment.

As of March 31, 2016, the Company had outstanding letters of credit of £295.4 million (or $424.4 million) in place under this credit facility, which reduced the aggregate availability under this facility to £4.6 million (or $6.7 million). We recorded total interest expense of approximately $1.2 million and $1.0 million during the three months ended March 31, 2016 and 2015, respectively.

Other letter of credit facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.5 million was utilized as of March 31, 2016. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $1.7 million as of March 31, 2016.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $214 million of Convertible Senior Notes due 2044 ("2044 Notes"), with a carrying value of approximately $162 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally, we have an outstanding principal balance of $6.0 million of Convertible Senior Notes due 2021 ("2021 Notes"), with a carrying a value of approximately $5 million, that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $3.1 million and 3.0 million during the three months ended March 31, 2016 and 2015, respectively. Interest expense recognized on the 2021 Notes was $0.1 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 ("2023 Notes"), with a carrying value of approximately $248 million, that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of March 31, 2016, the consolidated leverage ratio was less than 30%. Interest expense recognized on the 2023 Notes was approximately $3.9 million for the three months ended March 31, 2016 and 2015, respectively. For further information on the 2023 Notes, including restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "7.25% 2055 Notes"), with a carrying value of approximately $145 million that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The 7.25% 2005 Notes mature on June 15, 2055. We have the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.25% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $2.8 million for the three months ended March 31, 2016. For further information on the 7.25% 2055 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes"), with a carrying value of approximately $131 million, that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $2.6 million for the three months ended March 31, 2016. For further information on the 7.50% 2055 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three months ended March 31, 2016.

Contractual Obligations

During the three months ended March 31, 2016, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Reinsurance

 Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter into reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. We have not experienced any significant changes to our reinsurance programs since December 31, 2015. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Reinsurance Ltd., see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $866 million, or 12.4%, to $7.8 billion for the three months ended March 31, 2016 from $7.0 billion as of December 31, 2015. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the three months ended March 31, 2016 compared to December 31, 2015 was primarily attributable to the acquisition of ARI as well as the utilization of excess cash from our equity offering during the fourth quarter of 2015. Our fixed maturity securities, including fixed maturity securities pledged to support our repurchase agreement, had a fair value of $6.3 billion and an amortized cost of $6.2 billion as of March 31, 2016. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $128.4 million with a cost of $138.7 million as of March 31, 2016.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	March 31, 2016		December 31, 2015
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,358,158	17.3%	$1,312,669	18.9%
Short-term investments	34,008	0.4	84,266	1.2
U.S. treasury securities	243,654	3.1	70,759	1.0
U.S. government agencies	40,634	0.5	45,558	0.7
Municipals	588,065	7.5	540,426	7.8
Foreign government	129,200	1.7	113,745	1.6
Commercial mortgage back securities	171,705	2.2	151,318	2.2
Residential mortgage backed securities:
Agency backed	1,220,905	15.6	974,838	14.0
Non-agency backed	40,359	0.5	120,229	1.7
Collateralized loan / debt obligations	284,751	3.6	226,094	3.2
Asset-backed securities	27,810	0.4	31,837	0.5
Corporate bonds	3,560,636	45.6	3,158,993	45.3
Preferred stocks	8,238	0.1	4,989	0.1
Common stocks	120,171	1.5	126,779	1.8
	$7,828,294	100.0%	$6,962,500	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2016 and December 31, 2015, as rated by Standard and Poor’s.

	March 31, 2016	December 31, 2015
U.S. Treasury	3.9%	1.3%
AAA	8.3	12.2
AA	31.9	29.0
A	29.3	28.8
BBB, BBB+, BBB-	23.8	25.8
BB, BB+, BB-	2.0	1.9
B, B+, B-	0.2	0.1
Other	0.6	0.9
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.22	3.0	1.73	3.9
U.S. government agencies	2.76	1.2	2.63	4.2
Foreign government	2.07	4.6	2.27	5.7
Corporate bonds	3.30	5.5	3.33	6.1
Municipal bonds	3.36	6.7	3.33	6.9
Collateralized loan / debt obligations	4.68	0.8	4.22	1.1
Mortgage and asset backed securities	3.18	3.8	3.38	4.6

As of March 31, 2016, the weighted average duration of our fixed income securities was approximately 4.86 years and had an average yield of 3.23%.

Other investments represented approximately 1.6% and 1.4% of our total investment portfolio as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, other investments consisted primarily of real estate partnerships totaling $78.0 million, private limited partnerships totaling $20.7 million, an interest in a syndicated term loan of $5.8 million, and annuity and other investments totaling $22.4 million. At December 31, 2015, other investments consisted primarily of real estate partnerships totaling $64.9 million, private limited partnerships totaling $21.2 million, an interest in a syndicated term loan of $6.3 million, and annuity and other investments totaling $6.7 million.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an other than temporary impairment ("OTTI"), with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

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

The impairment charges of our fixed and equity securities classified as available-for-sale for the three months ended March 31, 2016 and 2015 are presented in the table below:

(Amounts in Thousands)	2016	2015
Equity securities	$—	$1,016
Fixed maturity securities	—	—
	$—	$1,016

Additionally, we had gross unrealized losses of $102.1 million related to available-for-sale fixed maturity securities and $19.7 million related to available-for-sale equity securities during the three months ended March 31, 2016.

As of March 31, 2016, we own 2,222 purchase lots of corporate bonds in the financial institutions, industrial, and other sectors, which account for approximately 23%, 31% and 3%, respectively, and 57% in the aggregate of the total fair value of our fixed maturity securities, and 24%, 50% and 8%, respectively, and 82% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $19.7 million as of March 31, 2016 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities (excluding $34.0 million of short-term deposits) with a fair value of $6.3 billion and carrying value of $6.2 billion as of March 31, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of March 31, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$5,692,981	$(614,738)	(18.5)%
100 basis point increase	5,987,696	(320,023)	(9.6)%
No change	6,307,719	—	—
100 basis point decrease	6,636,025	328,306	9.9%
200 basis point decrease	6,984,726	677,007	20.4%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $1,177.6 million of debt instruments (including a $168.0 million Maiden collateral loan) of which $821.6 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $3.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euros and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $63.9 million after tax realized currency loss based on our outstanding foreign denominated reserves of $1,965.4 million at March 31, 2016.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2016, the equity securities in our investment portfolio had a fair value of $128.4 million, representing approximately 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2016.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
25% increase	$160,511	$32,102	1.0%
No change	128,409	—
25% decrease	96,307	(32,102)	(1.0)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at fair value and, as of March 31, 2016, was $28.9 million and consisted primarily of equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at March 31, 2016.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Securities Class Actions and Derivative Suit

We and certain of our officers were defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purported to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiffs and approving the selection of co-lead counsel. On September 4, 2014, the lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 11 of the Securities Act of 1933, as amended, and sought damages in an unspecified amount, attorney’s fees and other relief. The lead plaintiffs asserted the Section 11 claim on behalf of persons or entities who purchased our Series A preferred stock in or traceable to our public offering on June 5, 2013, and did not sell those shares of Series A preferred stock prior to December 12, 2013. On October 24, 2014, we filed a motion to dismiss the consolidated amended complaint, which was granted with prejudice on September 29, 2015. On October 19, 2015, the plaintiffs filed a notice of appeal, which appeal was heard by the Second Circuit Court of Appeals on April 18, 2016. We believe the allegations in this action to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

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
TRG has initiated two arbitration proceedings against us in Milan, Italy seeking monetary damages based upon its allegations that we improperly terminated the producer agreements and an entitlement to advanced commissions on the business produced for us. We believe the allegations to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any, in the two Italian arbitrations.

We recently commenced litigation in England and the U.S. against Antonio Somma, the current or former principal of TRG, and Marco Lacchini, the chairman of the two arbitration proceedings pending in Milan, Italy. We brought the English and U.S. legal actions based on allegations that the two ongoing Italian arbitrations were not being conducted in accordance with the law, as well as certain other matters. We intend to prosecute our claims against Mr. Somma and Mr. Lacchini to the fullest extent possible. We were successful in our application in Italy to remove Mr. Lacchini as chairman of the two arbitral tribunals.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.  For more information regarding such risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a $150 million share repurchase program. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. During the three months ended March 31, 2016, we repurchased 589,098 shares pursuant to the Board authorized plan.

In February 2016, we repurchased 74,993 shares of our common stock at a price of $25.05 per share from one employee in connection with the vesting of restricted stock issued to this employee under our 2010 Omnibus Incentive Plan, as amended ("the Plan"). The shares were withheld at the direction of the employee as permitted under the Plan in order to pay the minimum amount of tax liability owned by the employee from the vesting of restricted stock.

The following table summarizes our stock repurchases for the three-month period ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
January 1 - 31, 2016	—	$—	—	$90,298,041
February 1 - 29, 2016	658,552	24.90	583,559	75,780,744
March 1 - 31, 2016	5,539	24.96	5,539	75,642,508
Total	664,091		589,098	$75,642,508

(1) Includes 74,993 shares that were withheld to satisfy tax withholding amounts due from the employee upon the vesting of previously issued restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1
Certificate of Designations of 7.75% Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016).

4.1
Form of Stock Certificate evidencing 7.75% Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016).

4.2
Deposit Agreement, dated March 15, 2016, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016).

4.3	Form of depositary receipt (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016).

10.1
Amendment No. 4, dated February 26, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on February 29, 2016).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2016.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2016.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2016.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2016.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	May 10, 2016	/s/ Barry D. Zyskind
Barry D. Zyskind
President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer