Form 10-Q
period 2016-06-30
Amtrust Financial Services, Inc.
filed 2016-08-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission file no. 001-33143
_______________________________

_______________________________
AmTrust Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3106389
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

59 Maiden Lane, 43rd Floor, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

(212) 220-7120
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☐ No ☒

As of August 1, 2016, the Registrant had one class of Common Stock ($.01 par value), of which 170,668,960 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(In Thousands, Except Par Value)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,617,396; $5,482,042)	$6,838,968	$5,433,797
Equity securities, available-for-sale, at fair value (cost $171,492; $109,346)	161,880	104,497
Equity securities, trading, at fair value (cost $26,232; $26,937)	26,847	27,271
Short-term investments	127,880	84,266
Equity investment in unconsolidated subsidiaries – related party	149,573	138,023
Other investments (related party $68,186; $64,869; recorded at fair value $38,039; $30,309)	129,414	99,012
Total investments	7,434,562	5,886,866
Cash and cash equivalents	1,009,534	931,970
Restricted cash and cash equivalents	591,984	380,699
Accrued interest and dividends	55,940	51,487
Premiums receivable, net	2,562,165	2,115,653
Reinsurance recoverable (related party $2,236,292; $1,963,140)	3,856,087	3,008,670
Prepaid reinsurance premium (related party $1,194,588; $1,066,961)	1,924,747	1,531,866
Other assets (related party $205,320; $189,223; recorded at fair value $304,434; $264,001)	1,371,771	1,398,064
Deferred policy acquisition costs	873,641	704,243
Property and equipment, net	327,311	281,456
Goodwill	603,662	432,700
Intangible assets	395,589	367,345
	$21,006,993	$17,091,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$9,097,408	$7,208,367
Unearned premiums	4,819,255	4,014,728
Ceded reinsurance premiums payable (related party $679,083; $379,988)	843,473	651,051
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $462,537; $132,558)	1,604,413	1,140,830
Debt	1,229,599	989,356
Total liabilities	17,594,148	14,004,332
Commitments and contingencies
Redeemable non-controlling interest	941	1,172
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 196,455 issued in 2016 and 2015, respectively; 172,432 and 175,915 outstanding in 2016 and 2015, respectively	1,965	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,112 and 4,968 issued and outstanding; $626,250 and $482,500 aggregated liquidation preference in 2016 and 2015, respectively.	626,250	482,500
Additional paid-in capital	1,380,153	1,383,492
Treasury stock at cost; 24,023 and 20,540 shares in 2016 and 2015, respectively	(262,984)	(162,867)
Accumulated other comprehensive loss, net of tax	(31,791)	(130,262)
Retained earnings	1,517,092	1,334,233
Total AmTrust Financial Services, Inc. equity	3,230,685	2,909,060
Non-controlling interest	181,219	176,455
Total stockholders’ equity	3,411,904	3,085,515
	$21,006,993	$17,091,019

See accompanying notes to unaudited consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premium income:
Net written premium	$1,268,436	$1,008,721	$2,489,115	$2,051,910
Change in unearned premium	(86,684)	(39,751)	(233,081)	(133,563)
Net earned premium	1,181,752	968,970	2,256,034	1,918,347
Service and fee income (related parties - three months $21,608; $21,281 and six months $41,771; $38,685)	138,270	107,737	282,471	220,623
Net investment income	50,745	36,283	100,160	70,856
Net realized and unrealized gain (loss) on investments	15,099	(2,642)	23,074	13,011
Total revenues	1,385,866	1,110,348	2,661,739	2,222,837
Expenses:
Loss and loss adjustment expense	784,393	638,475	1,499,466	1,251,758
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $145,610; $129,222 and six months $284,001; $247,909)	298,803	238,710	563,437	470,386
Other	132,970	98,130	261,156	196,587
Total expenses	1,216,166	975,315	2,324,059	1,918,731
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	169,700	135,033	337,680	304,106
Other income (loss):
Interest expense (net of interest income - related party - three months $2,187; $2,211 and six months $4,375; $4,399)	(19,738)	(9,646)	(37,438)	(19,901)
Loss on extinguishment of debt	—	—	—	(4,714)
Gain on investment in life settlement contracts net of profit commission	12,676	3,096	23,406	14,469
Foreign currency loss	(26,435)	(47,320)	(62,108)	(7,366)
Acquisition gain on purchase	39,097	—	48,775	—
Total other income (loss)	5,600	(53,870)	(27,365)	(17,512)
Income before income taxes and equity in earnings of unconsolidated subsidiaries	175,300	81,163	310,315	286,594
Provision for income taxes	27,918	4,472	55,644	51,284
Income before equity in earnings of unconsolidated subsidiaries	147,382	76,691	254,671	235,310
Equity in earnings of unconsolidated subsidiaries – related parties	4,802	4,042	10,578	9,571
Net income	$152,184	$80,733	$265,249	$244,881
Net income attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(5,817)	(1,346)	(9,834)	(5,429)
Net income attributable to AmTrust Financial Services, Inc.	$146,367	$79,387	$255,415	$239,452
Dividends on preferred stock	(11,576)	(8,639)	(20,367)	(14,008)
Net income attributable to AmTrust common stockholders	$134,791	$70,748	$235,048	$225,444
Earnings per common share:
Basic earnings per share	$0.79	$0.43	$1.36	$1.38
Diluted earnings per share	$0.78	$0.42	$1.34	$1.35
Dividends declared per common share	$0.15	$0.125	$0.30	$0.25
Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(16,956)	$(1,466)	$(16,956)	$(2,482)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(16,956)	(1,466)	(16,956)	(2,482)
Net realized gain (loss) on available for sale securities	33,391	(856)	38,663	15,813
Net unrealized gain (loss) on trading securities and other investments	(1,336)	(320)	1,367	(320)
Net realized investment gain (loss)	$15,099	$(2,642)	$23,074	$13,011
See accompanying notes to unaudited consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$152,184	$80,733	$265,249	$244,881
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(36,820)	14,021	(84,665)	(51,332)
Change in fair value of interest rate swap	168	163	287	190
Unrealized gain (loss) on securities:
Gross unrealized holding gain (loss)	168,963	(91,679)	293,683	(80,494)
Tax expense arising during period	59,137	(32,088)	102,789	(28,173)
Net unrealized holding gain (loss)	109,826	(59,591)	190,894	(52,321)
Reclassification adjustments for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	(10,537)	—	(10,537)	—
Other net realized gain (loss) on investments	2,920	(790)	2,492	(1,205)
Reclassification adjustments for investment gain (loss) included in net income:	(7,617)	(790)	(8,045)	(1,205)
Other comprehensive income (loss), net of tax	$65,557	$(46,197)	$98,471	$(104,668)
Comprehensive income	217,741	34,536	363,720	140,213
Less: Comprehensive income attributable to redeemable non-controlling interest and non-controlling interest	5,817	1,346	9,834	5,429
Comprehensive income attributable to AmTrust Financial Services, Inc.	$211,924	$33,190	$353,886	$134,784

See accompanying notes to unaudited consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$265,249	$244,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,842	38,519
Net amortization of bond premium or discount	9,707	6,537
Equity earnings on investment in unconsolidated subsidiaries	(10,578)	(9,571)
Gain on investment in life settlement contracts, net	(23,406)	(14,469)
Realized gain on available for sale securities and unrealized gain on trading securities	(40,030)	(15,493)
Non-cash write-down of available for sale securities	16,956	2,482
Discount on notes payable	2,910	2,769
Stock based compensation	11,542	10,436
Loss on extinguishment of debt	—	4,714
Bad debt expense	8,241	7,724
Foreign currency loss	62,108	7,366
Acquisition gain on purchase	(48,775)	—
Changes in assets - (increase) decrease:
Premiums and note receivables	(350,748)	(536,715)
Reinsurance recoverable	(172,948)	(355,989)
Deferred policy acquisition costs, net	(125,499)	(66,026)
Prepaid reinsurance premiums	(392,881)	(280,712)
Other assets	186,005	(124,061)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	185,275	155,340
Loss and loss expense reserve	780,599	664,495
Unearned premiums	382,794	394,994
Funds held under reinsurance treaties	(28,041)	13,525
Accrued expenses and other current liabilities	(202,549)	174,391
Deferred taxes	47,989	(158,508)
Net cash provided by operating activities	618,762	166,629
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,299,160)	(1,168,051)
Purchases of equity securities, available-for-sale	(111,284)	(14,923)
Purchase of equity securities, trading	(100,101)	(109,555)
Purchase of other investments	(18,509)	(27,234)
Sales of fixed maturities, available-for-sale	910,939	560,386
Sales of equity securities, available-for-sale	89,348	12,184
Sales of equity securities, trading	102,261	108,325
Sales of other investments	1,242	13,337
Net (purchase) sale of short term investments	(43,614)	42,501
Net (purchase) sale of securities sold but not purchased	(17,448)	15,456
Receipt of life settlement contract proceeds	8,058	81,014
Acquisition of subsidiaries, net of cash obtained	(118,607)	(121,401)
Increase in restricted cash and cash equivalents	(211,285)	(62,715)
Purchase of property and equipment	(65,538)	(44,386)
Net cash used in investing activities	(873,698)	(715,062)

Cash flows from financing activities:
Revolving credit facility borrowings	—	430,000
Revolving credit facility payments	—	(365,000)
Repurchase agreements, net	366,860	48,819
Secured loan proceeds	39,361	—
Secured loan agreements payments	(3,569)	(3,478)
Convertible senior notes settlement	—	(53,606)
Subordinated notes due 2055 proceeds	—	150,000
Financing fees	—	(4,990)
Common stock issuance	276	171,672
Common stock repurchase	(103,509)	—
Preferred stock issuance	139,070	176,529
Non-controlling interest capital distributions from consolidated subsidiaries, net	(5,301)	(41)
Stock option exercise and other	(7,084)	(1,982)
Dividends distributed on common stock	(52,624)	(39,901)
Dividends distributed on preferred stock	(20,367)	(14,008)
Net cash provided by financing activities	353,113	494,014
Effect of exchange rate changes on cash	(20,613)	(2,359)
Net increase in cash and cash equivalents	77,564	(56,778)
Cash and cash equivalents, beginning of the period	931,970	902,750
Cash and cash equivalents, end of the period	$1,009,534	$845,972
Supplemental Cash Flow Information
Income tax payments	$22,575	$226,278
Interest payments on debt	$28,902	$18,245
Declared dividends on common stock	$52,189	$41,187

See accompanying notes to unaudited consolidated financial statements.

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

Correction of an Immaterial Error

The Company identified an immaterial error related to its classification on the consolidated statement of cash flows for purchases and sales of securities sold but not yet purchased, at fair value. The Company determined that in prior periods reported, these amounts were improperly reflected as changes in accrued expenses and other current liabilities in cash flow from operating activities instead of securities sold but not yet purchased, at fair value, in cash flow from investing activities. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the consolidated statement of cash flows for the six months ended June 30, 2015 by presenting this amount separately within investing activities and decreasing the changes in accrued expenses and other current liabilities within operating activities. The impact of the error decreased the Company's net cash provided by operating activities by $15,456 and increased the Company's cash flows from investing activities by an equivalent amount for the period ended June 30, 2015.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that are of significance, or potential significance, to the Company.

In June 2016, the Financial Accounting Standards Board ("FASB") completed its Financial Instruments—Credit Losses project by issuing Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

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

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of June 30, 2016 and December 31, 2015, are presented below:

(Amounts in Thousands) As of June 30, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$3,629	$—	$(33)	$3,596
Common stock	150,907	14,895	(7,518)	158,284
U.S. treasury securities	272,547	4,778	(1)	277,324
U.S. government agencies	9,541	207	—	9,748
Municipal bonds	838,930	40,406	(1,151)	878,185
Foreign government	122,470	8,314	(503)	130,281
Corporate bonds:
Finance	1,389,171	60,930	(18,270)	1,431,831
Industrial	2,051,346	113,173	(25,306)	2,139,213
Utilities	183,995	7,155	(4,749)	186,401
Commercial mortgage backed securities	186,920	5,898	(1,731)	191,087
Residential mortgage backed securities:
Agency backed	1,117,536	37,748	(254)	1,155,030
Non-agency backed	51,932	1,495	(276)	53,151
Collateralized loan / debt obligations	367,228	2,968	(9,122)	361,074
Asset-backed securities	25,780	59	(196)	25,643
	$6,771,932	$298,026	$(69,110)	$7,000,848

(Amounts in Thousands) As of December 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$4,869	$150	$(30)	$4,989
Common stock	104,477	3,816	(8,785)	99,508
U.S. treasury securities	69,547	1,470	(258)	70,759
U.S. government agencies	45,586	235	(263)	45,558
Municipal bonds	530,004	11,952	(1,530)	540,426
Foreign government	109,645	4,912	(812)	113,745
Corporate bonds:
Finance	1,358,765	38,058	(34,393)	1,362,430
Industrial	1,706,772	20,542	(80,251)	1,647,063
Utilities	157,067	1,548	(9,115)	149,500
Commercial mortgage backed securities	151,164	1,334	(1,180)	151,318
Residential mortgage backed securities:
Agency backed	964,059	14,912	(4,133)	974,838
Non-agency backed	124,046	322	(4,139)	120,229
Collateralized loan / debt obligation	232,245	10	(6,161)	226,094
Asset backed securities	33,142	4	(1,309)	31,837
	$5,591,388	$99,265	$(152,359)	$5,538,294

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2016, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Mexico.

Proceeds from the sale of investments in available-for-sale securities during the three months ended June 30, 2016 and 2015 were approximately $797,529 and $270,324, respectively. Proceeds from the sale of investments in available-for-sale securities during the six months ended June 30, 2016 and 2015 were approximately $1,000,265 and $572,570, respectively.

A summary of the Company’s available-for-sale fixed maturities as of June 30, 2016 and December 31, 2015, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$216,852	$217,214	$125,563	$124,763
Due after one through five years	1,508,569	1,543,107	913,365	909,634
Due after five through ten years	2,753,851	2,883,670	2,586,061	2,537,734
Due after ten years	388,727	408,992	352,397	357,288
Mortgage and asset backed securities	1,749,397	1,785,986	1,504,656	1,504,378
Total fixed maturities	$6,617,396	$6,838,969	$5,482,042	$5,433,797

Other-than-temporary impairment ("OTTI") charges of our fixed maturities and equity securities classified as available-for-sale are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Equity securities recognized in earnings	$16,956	$176	$16,956	$1,192
Fixed-maturity securities recognized in earnings	—	1,290	—	1,290
	$16,956	$1,466	$16,956	$2,482

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2016 and December 31, 2015:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of June 30, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$19,282	$(6,740)	68	$1,490	$(812)	28	$20,772	$(7,552)
U.S. treasury securities	960	(1)	5	651	—	1	1,611	(1)
Municipal bonds	48,738	(456)	36	15,391	(694)	29	64,129	(1,150)
Foreign government	13,405	(503)	10	—	—	—	13,405	(503)
Corporate bonds:
Finance	161,268	(17,068)	109	42,783	(1,201)	32	204,051	(18,269)
Industrial	191,697	(20,201)	162	119,185	(5,105)	61	310,882	(25,306)
Utilities	10,658	(1,702)	17	20,747	(3,047)	10	31,405	(4,749)
Commercial mortgage backed securities	39,385	(547)	16	47,712	(1,184)	60	87,097	(1,731)
Residential mortgage backed securities:
Agency backed	4,028	(13)	28	26,573	(241)	34	30,601	(254)
Non-agency backed	18,001	(207)	16	3,521	(70)	5	21,522	(277)
Collateralized loan / debt obligations	157,122	(6,105)	61	58,079	(3,018)	24	215,201	(9,123)
Asset-backed securities	16,188	(187)	23	1,041	(8)	8	17,229	(195)
Total temporarily impaired securities	$680,732	$(53,730)	551	$337,173	$(15,380)	292	$1,017,905	$(69,110)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$59,302	$(8,711)	67	$402	$(104)	2	$59,704	$(8,815)
U.S. treasury securities	31,658	(232)	77	2,586	(26)	8	34,244	(258)
U.S. government agencies	22,412	(262)	20	182	(1)	2	22,594	(263)
Municipal bonds	121,550	(867)	111	17,163	(663)	30	138,713	(1,530)
Foreign government	18,598	(688)	27	5,977	(124)	1	24,575	(812)
Corporate bonds:
Finance	604,898	(33,068)	349	59,020	(1,325)	22	663,918	(34,393)
Industrial	858,632	(65,887)	633	82,495	(14,364)	55	941,127	(80,251)
Utilities	79,358	(5,305)	113	7,712	(3,810)	5	87,070	(9,115)
Commercial mortgage backed securities	35,405	(1,079)	100	2,870	(101)	6	38,275	(1,180)
Residential mortgage backed securities:
Agency backed	334,224	(2,788)	163	35,446	(1,345)	29	369,670	(4,133)
Non-agency backed	95,001	(4,077)	39	4,023	(62)	4	99,024	(4,139)
Collateralized loan / debt obligations	201,086	(6,161)	78	—	—	—	201,086	(6,161)
Asset-backed securities	30,302	(1,309)	70	—	—	—	30,302	(1,309)
Total temporarily impaired securities	$2,492,426	$(130,434)	1,847	$217,876	$(21,925)	164	$2,710,302	$(152,359)

There are 843 and 2,011 securities at June 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At June 30, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. The Company considers an investment, primarily equity securities, to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1,000,000 and in excess of 25% of cost if the issuer has a market capitalization of $1,000,000 or more) for over 24 months. Additionally, other factors influencing the Company’s determination that unrealized losses were temporary included an evaluation of the investment’s discounted cash flows, the magnitude of the unrealized losses in relation to each security’s cost, near-term and long-term prospects of the issuer or the issuer's ability to have adequate resources to fulfill contractual obligations, the nature of the investment and management’s intent not to sell these securities, and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis. As of June 30, 2016, for the $15,380 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $2,091 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of June 30, 2016 and December 31, 2015 are presented in the tables below:

(Amounts in Thousands) As of June 30, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,232	$1,215	$(600)	$26,847

(Amounts in Thousands) As of December 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,937	$739	$(405)	$27,271

Proceeds from the sale of investments in trading securities during the three months ended June 30, 2016 and 2015 were approximately $49,517 and $48,057, respectively. Proceeds from the sale of investments in trading securities during the six months ended June 30, 2016 and 2015 were approximately $102,261 and $108,325, respectively.

(c) Investment Income

Net investment income for the three and six months ended June 30, 2016 and 2015 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Fixed maturities, available-for-sale	$46,235	$35,199	$92,428	$67,952
Equity securities, available-for-sale	4,098	661	6,462	1,070
Equity securities, trading	(125)	32	(278)	40
Cash and short term investments	686	923	1,772	2,588
	50,894	36,815	100,384	71,650
Investment expenses	(149)	(532)	(224)	(794)
	$50,745	$36,283	$100,160	$70,856

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands) Three Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$35,008	$(1,571)	$33,437
Equity securities, available-for-sale	608	(658)	(50)
Equity securities, trading	5,315	(5,575)	(260)
Other invested assets	4	(1,076)	(1,072)
Write-down of equity securities, available-for-sale	—	(16,956)	(16,956)
	$40,935	$(25,836)	$15,099

(Amounts in Thousands) Three Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$2,228	$(3,653)	$(1,425)
Equity securities, available-for-sale	102	(32)	70
Equity securities, trading	3,414	(2,025)	1,389
Other invested assets	—	(1,210)	(1,210)
Write-down of fixed maturities, available-for-sale	—	(274)	(274)
Write-down of equity securities, available-for-sale	—	(1,192)	(1,192)
	$5,744	$(8,386)	$(2,642)

(Amounts in Thousands) Six Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$39,811	$(1,617)	$38,194
Equity securities, available-for-sale	1,268	(799)	469
Equity securities, trading	14,927	(12,431)	2,496
Other invested assets	4	(1,133)	(1,129)
Write-down of equity securities, available-for-sale	—	(16,956)	(16,956)
	$56,010	$(32,936)	$23,074

(Amounts in Thousands) Six Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$22,922	$(7,843)	$15,079
Equity securities, available-for-sale	2,266	(1,711)	555
Equity securities, trading	6,737	(4,500)	2,237
Other invested assets	—	(2,378)	(2,378)
Write-down of fixed securities, available-for-sale	—	(1,290)	(1,290)
Write-down of equity securities, trading	—	(1,192)	(1,192)
	$31,925	$(18,914)	$13,011

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

As of June 30, 2016 and December 31, 2015, the Company had two interest rate swaps designated as hedges that were recorded as a liability in the total amount of $636 and $1,077, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of June 30, 2016:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$70,000	$—	$—	$—	$70,000

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of June 30, 2016 and December 31, 2015 are as follows:

(Amounts in Thousands)	June 30, 2016	December 31, 2015
Restricted cash and cash equivalents	$591,984	$380,699
Restricted investments - fixed maturities at fair value	1,815,846	1,490,547
Total restricted cash, cash equivalents, and investments	$2,407,830	$1,871,246

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $21,170 and $38,618 as of June 30, 2016 and December 31, 2015, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities, and the liability for securities sold but not yet purchased is included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

As of June 30, 2016, the Company had 28 repurchase agreements with an outstanding principal amount of $366,860, which approximates fair value, at interest rates between 0.70% and 1.00%. The Company had 24 repurchase agreements with one counter-party totaling $232,540 and 4 repurchase agreements with another counter-party totaling $134,319. Interest expense associated with these repurchase agreements for the three and six months ended June 30, 2016 was $52. The Company had approximately $326,586 of collateral pledged in support of these agreements. The Company records interest expense related to repurchase agreements as a component of investment income.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2016 and December 31, 2015:

(Amounts in Thousands) As of June 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$277,324	$277,324	$—	$—
U.S. government agencies	9,748	—	9,748	—
Municipal bonds	878,185	—	878,185	—
Foreign government	130,281	—	130,281	—
Corporate bonds and other bonds:
Finance	1,431,831	—	1,431,831	—
Industrial	2,139,213	—	2,139,213	—
Utilities	186,401	—	186,401	—
Commercial mortgage backed securities	191,087	—	191,087	—
Residential mortgage backed securities:
Agency backed	1,155,030	—	1,155,030	—
Non-agency backed	53,151	—	53,151	—
Collateralized loan / debt obligations	361,074	—	361,074	—
Asset-backed securities	25,644	—	25,644	—
Equity securities, available-for-sale	161,879	129,994	7,121	24,764
Equity securities, trading	26,847	26,847	—	—
Short term investments	127,880	127,880	—	—
Other investments	38,039	—	—	38,039
Life settlement contracts	304,434	—	—	304,434
	$7,498,048	$562,045	$6,568,766	$367,237
Liabilities:
Equity securities sold but not yet purchased	$21,170	$21,170	$—	$—
Securities sold under agreements to repurchase, at contract value	366,860	—	366,860	—
Life settlement contract profit commission	9,054	—	—	9,054
Contingent consideration	64,817	—	—	64,817
Derivatives	636	—	636	—
	$462,537	$21,170	$367,496	$73,871

(Amounts in Thousands) As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$70,759	$70,759	$—	$—
U.S. government agencies	45,558	—	45,558	—
Municipal bonds	540,426	—	540,426	—
Foreign government	113,745	—	113,745	—
Corporate bonds and other bonds:
Finance	1,362,430	—	1,362,430	—
Industrial	1,647,063	—	1,647,063	—
Utilities	149,500	—	149,500	—
Commercial mortgage backed securities	151,318	—	151,318	—
Residential mortgage backed securities:
Agency backed	974,838	—	974,838	—
Non-agency backed	120,229	—	120,229	—
Collateralized loan / debt obligations	226,094	—	226,094	—
Asset-backed securities	31,837	—	31,837	—
Equity securities, available-for-sale	104,497	38,563	28,723	37,211
Equity securities, trading	27,271	27,271	—	—
Short term investments	84,266	84,266	—	—
Other investments	30,309	—	—	30,309
Life settlement contracts	264,001	—	—	264,001
	$5,944,141	$220,859	$5,391,761	$331,521
Liabilities:
Equity securities sold but not yet purchased	$18,163	$18,163	$—	$—
Fixed maturity securities sold but not yet purchased	20,455	—	20,455	—
Life settlement contract profit commission	15,406	—	—	15,406
Contingent consideration	77,457	—	—	77,457
Derivatives	1,077	—	1,077	—
	$132,558	$18,163	$21,532	$92,863

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and 2015, respectively.

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands)	Balance as of March 31, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2016
Other investments	$42,322	$(330)	$—	$320	$(97)	$(4,176)	$38,039
Equity securities, available-for-sale	25,556	—	(776)	(16)	—	—	24,764
Life settlement contracts	294,573	28,532	—	11,330	(30,001)	—	304,434
Life settlement contract profit commission	(7,168)	(1,886)	—	—	—	—	(9,054)
Contingent consideration	(64,738)	(1,761)	—	(11,461)	13,143	—	(64,817)
Total	$290,545	$24,555	$(776)	$173	$(16,955)	$(4,176)	$293,366

(Amounts in Thousands)	Balance as of January 1, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2016
Other investments	$30,309	$(1,486)	$—	$695	$(286)	$8,807	$38,039
Equity securities, available-for-sale	37,211	—	(12,449)	2	—	—	24,764
Life settlement contracts	264,001	59,161	—	11,330	(30,058)	—	304,434
Life settlement contract profit commission	(15,406)	(9,054)	—	—	15,406	—	(9,054)
Contingent consideration	(77,457)	(2,346)	—	(8,460)	23,446	—	(64,817)
Total	$238,658	$46,275	$(12,449)	$3,567	$8,508	$8,807	$293,366

(Amounts in Thousands)	Balance as of March 31, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2015
Other investments	$14,496	$(58)	$—	$321	$—	$—	$14,759
Equity securities, available-for-sale	37,765	—	2,467	—	—	—	40,232
Life settlement contracts	259,785	17,640	—	—	(10,032)	—	267,393
Life settlement contract profit commission	(14,575)	(2,419)	—	—	—	—	(16,994)
Contingent consideration	(82,514)	—	—	28	5,696	—	(76,790)
Total	$214,957	$15,163	$2,467	$349	$(4,336)	$—	$228,600

(Amounts in Thousands)	Balance as of January 1, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2015
Other investments	$13,315	$414	$—	$1,367	$(337)	$—	$14,759
Equity securities, available-for-sale	34,886	—	5,392	—	(46)		40,232
Life settlement contracts	264,517	38,890	—	—	(36,014)	—	267,393
Life settlement contract profit commission	(16,534)	(460)	—	—	—	—	(16,994)
Contingent consideration	(41,704)	—	—	(44,960)	9,874	—	(76,790)
Total	$254,480	$38,844	$5,392	$(43,593)	$(26,523)	$—	$228,600

 The Company changed its classification from Level 2 to Level 3 in the fair value hierarchy for certain of its foreign investments of approximately $8,807 during the six months ended June 30, 2016 based on a better understanding of the inputs and assumptions related to the security. The Company's policy for transfers between fair value levels, transfer into the levels, and transfer out of levels is to recognize such transfers as of the actual date of the event or change in circumstances that cause the transfer. The Company had no transfers among the levels of fair value hierarchy during the six months ended June 30, 2015.

A reconciliation of net income for life settlement contracts in the above table to gain on investment in life settlement contracts net of profit commission included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Net income	$28,532	$17,640	$59,161	$38,890
Premiums paid	(13,354)	(11,158)	(25,456)	(22,288)
Profit commission	(1,886)	(2,419)	(9,054)	(460)
Other expenses	(616)	(967)	(1,245)	(1,673)
Gain on investment in life settlement contracts	$12,676	$3,096	$23,406	$14,469

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above in this note. As of June 30, 2016, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of June 30, 2016 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

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

•
Other Investments: Other investments that are reported at fair value consisted primarily of investments in private limited partnerships, certain foreign investments, and other. Other investments reported at fair value accounted for approximately 0.5% of the Company's investment portfolio as of June 30, 2016, which the Company believes is immaterial to its overall financial position or its results of operations. The Company estimates the fair value based on significant unobservable inputs in the valuation process. As a result, the Company classified the fair value estimates as Level 3 in the fair value hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 12% in National General Holdings Corp. ("NGHC"), a publicly held insurance holding company (Nasdaq: NGHC). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value and carrying value of the investment was approximately $263,368 and $149,573, respectively, as of June 30, 2016.

•	Subordinated Debentures and Debt: The fair value of the Company's material debt arrangements as of June 30, 2016 was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$145,140	$153,420
7.50% Subordinated Notes due 2055	130,628	139,914
2.75% Convertible senior notes due 2044	163,269	178,833
6.125% Notes due 2023	248,048	259,224
Junior subordinated debentures due 2035-2037	121,984	80,900
Trust preferred securities due 2033-2037	92,786	92,786
Revolving credit facility	130,000	130,000
Other	197,744	197,744

The 7.25% subordinated notes due 2055, the 7.50% subordinated notes due 2055, the 2.75% convertible senior notes due 2044, and the 6.125% notes due 2023 are publicly traded instruments and are classified as

Level 1 in the fair value hierarchy. The fair value of the junior subordinated debentures due 2035-2037 was determined using the Black-Derman-Toy interest rate lattice model and is classified as Level 3 in the fair value hierarchy. In determining the fair value of its remaining debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of other debt is classified as Level 2 within the valuation hierarchy. The Company considers its other debt's carrying value to approximate fair value as their interest rates approximate current borrowing rates.

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

•
Contingent consideration: The fair value of contingent consideration is based on a discounted cash flow methodology and is classified as Level 3 in the fair value hierarchy. The range of discount rates used for contingent consideration was primarily between 8% and 14%.

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

The Company adjusts the standard mortality for each insured for the insured's life expectancy based on reviews of the insured's medical records and the independent life expectancy reports based thereon. The Company establishes policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, and the future expenses related to the administration of the portfolio, which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available. Prior to 2015, the Company established policy specific reserves for the possibility that the issuer of the policy or a third party would contest the payment of the death benefit payable to the Company. The Company determined that the contestability reserve was no longer necessary in 2015 due to historical experience. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2016 and December 31, 2015 and, as described in Note 5. "Investments in Life Settlements", only includes data for policies to which the Company assigned value at those dates:

	June 30, 2016	December 31, 2015
Average age of insured	82.5 years	82.0 years
Average life expectancy, months (1)	108	114
Average face amount per policy (Amounts in thousands)	$6,365	$6,564
Effective discount rate (2)	12.8%	13.7%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2016 and December 31, 2015:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2016	$(38,254)	$45,092
December 31, 2015	$(37,697)	$40,997

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2016	$(26,601)	$29,514
December 31, 2015	$(26,558)	$29,644

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

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

The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. The Company determines fair value based upon its estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in its portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available. Prior to 2015, the Company established policy specific reserves for the possibility that the issuer of the policy or a third party would contest the payment of the death benefit payable to the Company. The Company determined that the contestability reserve was no longer necessary in 2015 due to historical experience. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

Capital contributions were made to the LSC Entities during the three and six months ended June 30, 2016 totaling $11,000. The Company recorded a gain of $12,676 and $3,096 on investment in life settlement contracts, net of profit commission, for the three months ended June 30, 2016 and 2015, respectively, and $23,406 and $14,469 for the six months ended June 30, 2016 and 2015.

The following tables describe the Company’s investment in life settlements as of June 30, 2016 and December 31, 2015:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of June 30, 2016
0-1	—	$—	$—
1-2	1	1,868	2,500
2-3	8	42,956	71,000
3-4	9	35,331	64,422
4-5	9	19,542	62,000
Thereafter	228	204,737	1,412,314
Total	255	$304,434	$1,612,236

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2015
0-1	—	$—	$—
1-2	—	—	—
2-3	8	31,261	70,500
3-4	8	20,117	46,500
4-5	4	6,760	20,000
Thereafter	235	205,863	1,481,313
Total	255	$264,001	$1,618,313

(1)
The Company determined the fair value as of June 30, 2016 based on 215 policies out of 255 policies, as the Company assigned no value to 40 of the policies as of June 30, 2016. The Company determined the fair value as of December 31, 2015 based on 213 policies out of 255 policies, as the Company assigned no value to 42 of the policies as of December 31, 2015. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2016 and December 31, 2015:

(Amounts in Thousands, except number of Life Settlement Contracts)	June 30, 2016	December 31, 2015
Number of policies with a negative value from discounted cash flow model as of period end	40	42
Premiums paid for the preceding twelve month period for period ended	$7,163	$4,971
Death benefit received	$—	$—

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2016, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2016	$64,353
2017	42,020
2018	43,105
2019	41,350
2020	37,788
Thereafter	443,511
Total	$672,127

6. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Balance, beginning of period	$761,802	$651,884	$704,243	$628,383
Acquisition costs deferred	298,981	211,760	530,364	391,459
Amortization	(187,142)	(168,494)	(360,966)	(324,692)
Balance, end of period	$873,641	$695,150	$873,641	$695,150

7. Debt

The Company’s outstanding debt consisted of the following at June 30, 2016 and December 31, 2015:

(Amounts in Thousands)	June 30, 2016	December 31, 2015
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,166	5,103
2.75% Convertible senior notes due 2044 (the "2044 Notes")	163,269	160,258
6.125% Senior notes due 2023 (the "2023 Notes")	248,048	247,911
Junior subordinated debentures (the "2035-2037 Notes")	121,984	118,226
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	—
7.25% Subordinated Notes due 2055 (the "7.25% 2055 Notes")	145,140	145,078
7.50% Subordinated Notes due 2055 (the "7.50% 2055 Notes")	130,628	130,572
Secured loan agreements	74,038	38,455
Promissory notes	118,540	13,753
	$1,229,599	$989,356

Aggregate scheduled maturities of the Company’s outstanding debt, excluding unamortized deferred origination costs, at June 30, 2016 are:

(Amounts in Thousands)
2016	$3,617
2017	33,690
2018	35,921
2019	160,798
2020	26,576
Thereafter	985,539	(1)
Total scheduled payments	1,246,141
Unamortized deferred origination costs	(16,542)
	1,229,599

(1)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $795 and $48,352, respectively.

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of June 30, 2016:

(Amounts in Thousands)	Letters of Credit Limit	Letters of Credit Outstanding	Letters of Credit Available
Revolving credit facility	$175,000	$120,136	$54,864
Funds at Lloyd's facility, in USD equivalent	399,420	390,405	9,015
ING Bank N.V. and Deutsche Bank Netherlands N.V. facilities, in USD equivalent	87,300	67,976	19,324
Comerica bank letters of credit	75,000	48,467	26,533
Other letters of credit, in aggregate	1,675	1,675	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and six months ended June 30, 2016 and 2015 was:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Revolving credit facility	$1,098	$728	$2,254	$1,544
Funds at Lloyd's facility	1,123	634	2,322	1,681
2021 Notes	114	245	229	594
2023 Notes	3,896	3,896	7,793	7,793
2035-2037 Notes	1,546	1,695	3,061	3,715
2033-2037 TPS Notes	769	—	769	—
2044 Notes	3,116	3,016	6,232	6,031
7.25% 2055 Notes	2,750	368	5,500	368
7.50% 2055 Notes	2,559	—	5,118	—
Secured loan agreements	178	223	367	459
Promissory notes	1,397	154	1,555	310
Other, including interest income	1,192	(1,313)	2,238	(2,594)
	$19,738	$9,646	$37,438	$19,901

Promissory Note

On April 18, 2016, in connection with the acquisition of Republic Companies, Inc. and its affiliates ("Republic"), the Company issued a term promissory note ("TPM") to Delek Finance U.S. Inc. in the amount of $104,685 as part of the consideration. See Note 13. "Acquisitions" for a description of this transaction. The principal will be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event that indebtedness under the Company's revolving credit facility or the Company's 2023 Notes is required to be paid on an accelerated basis, the holder of the TPM may cause the Company to repay unpaid principal and interest immediately. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $1,237 for the three and six months ended June 30, 2016.

2033-2037 TPS Notes

In connection with the acquisition of Republic, the Company assumed Republic's outstanding trust preferred securities. Republic participated in the private placement of floating rate capital securities through five capital trusts. Each trust was created solely for the purpose of issuing trust preferred securities. Republic has guaranteed the payment by the trusts of distributions and other amounts under the capital securities to the extent that the trusts have funds available for such payments. The trusts invested the proceeds from the private placement in junior subordinated debentures issued by Republic. The trusts must redeem the capital securities when the debentures are paid at maturity or upon any earlier prepayment of the debentures. The debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the capital securities or a change in the existing laws that require the trusts to register as an investment company. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the debentures are deferred, the distributions on the capital securities will also be deferred. In accordance with FASB ASC 810-10-25, the Republic does not consolidate such special purpose trusts, as Republic is not considered to be the primary beneficiary. The equity investment, totaling $2,786 as of June 30, 2016 on Republic's balance sheet, represents the Republic's ownership of common securities issued by the trusts.

The table below summarizes the Company’s trust preferred securities assumed in the Republic acquisition as of June 30, 2016:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
RIG Capital Trust I	$10,000	$310	$10,310	9/30/2033	4.631	(1)
RIG Capital Statutory Trust II	20,000	619	20,619	10/29/2033	4.489	(2)
RIG Capital Trust III	20,000	619	20,619	12/15/2036	3.853	(3)
RIG Capital Trust IV	25,000	774	25,774	6/15/2037	3.853	(3)
RIG Capital Trust V	15,000	464	15,464	9/15/2037	3.950	(4)
Total trust preferred securities	$90,000	$2,786	$92,786

(1)	The interest rate is three-month LIBOR plus 4.00%.

(2)	The interest rate is three-month LIBOR plus 3.85%.

(3)	The interest rate is three-month LIBOR plus 3.20%.

(4)	The interest rate is three-month LIBOR plus 3.30%.

Secured Loan Agreements

On April 7, 2016, the Company entered into a ten-year secured loan agreement with Citigroup Global Markets Realty Corp., in the aggregate amount of $29,000. The loan is secured by a commercial office building the Company owns in Dallas, Texas. The loan bears interest at a fixed rate of 4.96% per annum and requires monthly interest only payments of approximately $169 through May 6, 2026 and payment of principal at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $363 for the three and six months ended June 30, 2016.

On April 6, 2016, the Company through a wholly-owned subsidiary, entered into a five-year secured term loan agreement with Lloyd's Bank PLC in the aggregate amount of £7,800 (or $11,028) to finance the purchase of a commercial office building in Nottingham, U.K. The loan bears a variable rate of interest based on LIBOR plus a margin and was 2.83% as of June 30, 2016. The Company had deferred financing costs of £78 (or $114) related to the term loan. The mortgage requires quarterly principal payments of £30 and interest for the term of the loan with the remaining principal to be paid at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $86 for the three and six months ended June 30, 2016. Pursuant to a covenant in the agreement, if the loan exceeds 70% of the fair value of the property, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 70% of the fair value of the building.

Nationale Borg

Through the Company's acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg"), the Company assumed Nationale Borg's existing credit facilities pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. See Note 13. "Acquisitions" for a description of this transaction. The credit facilities are with Deutsche Bank Netherlands N.V. and ING Bank N.V. and are primarily used to obtain guarantees for the benefit of financial institutions. The credit limit under these credit facilities is approximately £76,650 (or $87,300). The credit facilities were utilized for £61,239 (or $67,976) as of June 30, 2016. The Company recorded total interest expense of $97 for the three and six months ended June 30, 2016.

8.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Policy acquisition expenses	$115,597	$94,927	$249,370	$205,894
Salaries and benefits	159,006	135,736	284,534	243,158
Other insurance general and administrative expenses	24,200	8,047	29,533	21,334
	$298,803	$238,710	$563,437	$470,386

9. Earnings Per Share

The Company implemented a two-for-one stock split on February 2, 2016. As such, the weighted average number of shares used for the basic and diluted earnings per share have been adjusted retrospectively to reflect the effect of the split.

During the three and six months ended June 30, 2016 and 2015, the Company’s unvested restricted shares contained rights to receive nonforfeitable dividends and were, therefore, considered participating securities. As a result, the Company computed earnings per share using the two-class method during the three months and six months ended June 30, 2016 and 2015. There were no outstanding unvested restricted shares as of June 30, 2016.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands, except for earnings per share)	2016	2015	2016	2015
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$134,791	$70,748	$235,048	$225,444
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	173	—	561
Net income allocated to AmTrust common shareholders	$134,791	$70,575	$235,048	$224,883

Weighted average common shares outstanding – basic	171,160	165,120	173,334	163,904
Less: Weighted average participating shares outstanding	—	404	—	410
Weighted average common shares outstanding - basic	171,160	164,716	173,334	163,494
Net income per AmTrust common share - basic	$0.79	$0.43	$1.36	$1.38

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$134,791	$70,748	$235,048	$225,444
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	173	—	561
Net income allocated to AmTrust common shareholders	$134,791	$70,575	$235,048	$224,883

Weighted average common shares outstanding – basic	171,160	164,716	173,334	163,494
Plus: Dilutive effect of stock options, convertible debt, other	1,865	3,352	1,881	3,622
Weighted average common shares outstanding – dilutive	173,025	168,068	175,215	167,116
Net income per AmTrust common shares – diluted	$0.78	$0.42	$1.34	$1.35

The Company's anti-dilutive securities excluded from diluted earnings per share calculation were immaterial for the three and six months ended June 30, 2016 and 2015, respectively.

10. Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 14,630,136 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Option"), restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 14,630,136 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2016, approximately 7,300,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments under ASC 718-10-30 was approximately $5,901 and $5,522 for the three months ended June 30, 2016 and 2015, respectively and $11,542 and $10,436 for the six months ended June 30, 2016 and 2015, respectively. The Company has unrecognized compensation cost related to unvested stock options, restricted stock and non-vested RSU awards of $53,361 and $39,111 at June 30, 2016 and December 31, 2015, respectively.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the six months ended June 30, 2016 and 2015:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,783,880	$6.99	3,868,740	$5.80
Granted	—	—	85,000	27.09
Exercised	(345,137)	3.79	(907,086)	4.40
Canceled or terminated	—	—	(47,650)	5.09
Outstanding at end of period	2,438,743	7.44	2,999,004	6.84

The Company did not grant any stock options during the six months ended June 30, 2016. The weighted average grant date fair value of options granted was $10.93 during the six months ended June 30, 2015.

The per share fair value of options was estimated at the date of grant based on the following weighted average assumptions for the six months ended June 30, 2015:

2015
Volatility	40.95%
Risk-free interest rate	1.95%
Weighted average expected lives in years	6.25
Dividend rate	1.85%
Forfeiture rate	0.50%

The intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $7,436 and $21,108, respectively. The intrinsic value of stock options that were outstanding as of June 30, 2016 and December 31, 2015 was $41,992 and $66,300, respectively. The intrinsic value of stock options that were exercisable as of June 30, 2016 and December 31, 2015 was $41,617 and $64,705, respectively.

Cash received from options exercised was $1,249 and $3,835 during the six months ended June 30, 2016 and 2015, respectively. The excess tax benefit from award exercises was approximately $2,861 and $6,254 for the six months ended June 30, 2016 and 2015, respectively. Such benefits were recorded as a reduction of income tax payable and an increase in additional paid-in capital.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date fair value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards.

A summary of the Company’s restricted stock and RSU activity for the six months ended June 30, 2016 and 2015 is shown below:

	2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,853,516	$20.54	2,611,022	$16.71
Granted	846,180	26.03	462,856	29.16
Vested	(789,186)	17.45	(811,422)	14.40
Forfeited	(32,987)	23.73	(20,136)	20.35
Non-vested at end of period	1,877,523	24.26	2,242,320	20.08

A summary of the Company's PSU activity for the six months ended June 30, 2016 and 2015 is shown below:

	2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	752,466	$24.58	549,670	$19.42
Granted	198,881	26.16	373,628	29.93
Vested	(234,358)	22.89	(155,842)	18.86
Forfeited	(35,766)	25.57	—	—
Non-vested at end of period	681,223	25.57	767,456	24.65

PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period.

11. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Income before equity in earnings of unconsolidated subsidiaries	$175,300	$81,163	$310,315	$286,594
Tax at federal statutory rate of 35%	$61,355	$28,407	$108,610	$100,308
Tax effects resulting from:
Tax rate differences	(32,420)	(20,239)	(50,636)	(23,489)
Adjustment to prior year taxes	—	1,949	—	(27,659)
Permanent adjustments	4,744	(5,116)	1,167	(2,817)
Valuation allowance	(9,425)	—	(9,936)	—
Other, net	3,664	(529)	6,439	4,941
	$27,918	$4,472	$55,644	$51,284
Effective tax rate	15.9%	5.5%	17.9%	17.9%

As of June 30, 2016, the Company has U.S. Net Operating Losses ("NOLs") of $52,885 that expire beginning in 2018 through 2036. These NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $3,197 per year. The Company also has foreign NOLs of $675,422 that currently have no expiration. The Company’s management believes that as of June 30, 2016, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of the other assets on the condensed consolidated balance sheet. As a result, the Company recorded a valuation allowance of $159,013 and $170,043 as of June 30, 2016 and December 31, 2015, respectively, related to the foreign NOLs. The decrease in the valuation allowance from December 31, 2015 to June 30, 2016 was driven primarily by the release of the valuation allowance on NOLs that were in place on the Company’s U.K. operations. The Company determined, based on income projections of the U.K. operations, that sufficient positive evidence exists that it is more likely than not that the NOL deferred tax assets will be realized. The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the three and six months ended June 30, 2016 and 2015, respectively.

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

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of June 30, 2016 and December 31, 2015. No interest or penalties have been recorded by the Company for the three and six months ended June 30, 2016 and 2015, respectively. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

12. Related Party Transactions

The following disclosure includes, among other items, transactions with companies in which Michael Karfunkel had a controlling interest, either individually or through The Michael Karfunkel 2005 Family Trust (the “Trust”). Mr. Karfunkel passed away on April 27, 2016. At that time, he and the Trust were controlling shareholders of the Company, he was the Company’s Chairman of the Board, and the chairman and chief executive officer of National General Holdings Corp. Mr. Karfunkel’s wife, Mrs. Leah Karfunkel, was the primary beneficiary of Mr. Karfunkel’s estate, and is a co-trustee and primary beneficiary of the Trust.

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the Company's former chairman of the board of directors, a director, and the current chairman, chief executive officer and director of the Company. As of June 30, 2016, our principal shareholders, Leah Karfunkel (one of the Company's directors and co-trustee of The Trust), George Karfunkel and Barry Zyskind, own or control approximately 9.1%, 2.3% and 8.7%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

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

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. The quota share had an initial term of one year and has been renewed through March 31, 2017. The agreement can be terminated at any April 1 by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

The following is the effect on the Company’s results of operations for the three and six months ended June 30, 2016 and 2015 related to Maiden Reinsurance agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Results of operations:
Premium written – ceded	$(529,267)	$(522,435)	$(1,072,955)	$(1,050,720)
Change in unearned premium – ceded	40,704	89,077	127,402	217,692
Earned premium - ceded	$(488,563)	$(433,358)	$(945,553)	$(833,028)
Ceding commission on premium written	$155,204	$160,082	$329,538	$328,855
Ceding commission – deferred	(9,594)	(30,860)	(45,537)	(80,946)
Ceding commission – earned	$145,610	$129,222	$284,001	$247,909
Incurred loss and loss adjustment expense – ceded	$304,480	$336,540	$659,334	$585,930

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of June 30, 2016 and December 31, 2015, respectively. The Company recorded $568 and $460 of interest expense during the three months ended June 30, 2016 and 2015, respectively, and $1,130 and $909 during the six months ended June 30, 2016 and 2015, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral contained in various reinsurance trusts as of June 30, 2016 was approximately $2,824,553. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $6,362 and $6,255 of brokerage commission during the three months ended June 30, 2016 and 2015, respectively, and $13,224 and $12,860 during the six months ended June 30, 2016 and 2015, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

The Company, through a subsidiary, has an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of June 30, 2016, the Company managed approximately $4,513,000 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,697 and $1,506 of asset management fees during the three months ended June 30, 2016 and 2015, respectively, and $3,342 and $2,937 during the six months ended June 30, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 12%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fourteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. As of June 30, 2016, NGHC's two largest shareholders were The Trust and Leah Karfunkel individually. Leah Karfunkel is a member of the Company's Board of Directors, and the mother-in-law of Barry D. Zyskind, the Chairman, President and Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Michael Karfunkel was the chairman and chief executive officer of NGHC when he passed away in April 2016, at which time Barry Karfunkel, the son of Michael and Leah Karfunkel and brother-in-law of Barry D. Zyskind, was appointed chief executive officer of NGHC and Barry D. Zyskind was elected as NGHC's non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

During the three months ended June 30, 2016 and 2015, the Company recorded $4,802 and $3,819 of income, respectively, and $10,578 and $9,348 during the six months ended June 30, 2016 and 2015, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $11,276 and $10,353 of fee income during the three months ended June 30, 2016 and 2015, respectively, and $21,186 and $17,369 during the six months ended June 30, 2016 and 2015, respectively, related to this agreement. The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $2,453,320 of assets as of June 30, 2016 related to this agreement. As a result of this agreement, the Company earned approximately $807 and $613 of asset management fees during the three months ended June 30, 2016 and 2015, respectively, and $1,600 and $1,139 during the six months ended June 30, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

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

NGHC has an office lease agreement with 800 Superior. The lease agreement is through 2027. NGHC paid 800 Superior approximately $684 and $664 of rent during the three months ended June 30, 2016 and 2015, respectively, and $1,367 and $1,266 during the six months ended June 30, 2016 and 2015, respectively, under the lease agreement. As discussed in Note 14. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

4455 LBJ Freeway, LLC

In 2015, the Company and NGHC each acquired a fifty percent ownership interest in 4455 LBJ Freeway, LLC ("4455 LBJ Freeway"), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the condensed consolidated financial statements. The Company recorded approximately $518 of service and fee income related to rent for the three and six months ended June 30, 2016.

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

Agreements as a result of the ACP Re / Tower Merger

The Company and ACP Re entered into the agreements and transactions described below, as well as the asset management agreement described above, as a result of ACP Re’s acquisition of 100% of the outstanding stock of Tower on September 15, 2014. As set forth in Note 18. “Subsequent Events,” in July 2016, Tower’s statutory insurance companies (the “Tower Companies”) merged into CastlePoint National Insurance Company (“CNIC”), with CNIC as the surviving entity, in connection with a Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC. Upon approval of the Conservation Plan by the Superior Court of the State of California, several of the agreements described below will either be amended or terminated.

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of the invested assets under management, excluding investment in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $507,671 of assets as of June 30, 2016. The Company recorded approximately $226 and $358 of asset management fees during the three months ended June 30, 2016 and 2015, respectively, and $457 and $824 during the six months ended June 30, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

Commercial Lines Reinsurance Agreements
Technology Insurance Company, Inc. ("TIC") entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with Tower’s ten statutory insurance companies (the “Tower Companies”) pursuant to which TIC reinsures 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. The CL Reinsurance Agreement will remain in effect until termination of the CL MGA Agreement. The Company no longer assumes premium under the CL Reinsurance Agreement and policies previously assumed are in run off.
Commercial Lines MGA Agreement
ANA produces and manages all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies is reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies pay ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimburse ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement will be netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement has a term of ten years. The Company did not record any commission during the three and six months ended June 30, 2016, and recorded $1,487 and $2,058 of commission under the CL MGA Agreement during the three and six months ended June 30, 2015. The commission income was recorded as a component of service and fee income.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re,” a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administers the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. The Company charged ACP Re $1,057 and $6,447 for these services during the three months ended June 30, 2016 and 2015, respectively, and $5,983 and $23,443 for the six months ended June 30, 2016 and 2015, respectively, which were recorded as a reduction of salary and other expense. See Note 18. "Subsequent Events" elsewhere in this report for additional information on this agreement.
Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re will reinsure the full amount of any payments that AII and NG Re Ltd. are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC will provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which the parties to the LPTA have agreed will be established upon reevaluation as of December 31, 2015. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by AII and NG Re Ltd. to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by AII and NG Re Ltd. The Stop-Loss Agreement and the Retrocession Agreement are accounted for under the deposit method of accounting. See Note 18. "Subsequent Events" elsewhere in this report for additional information on this agreement.
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
As of June 30, 2016 and December 31, 2015, the Company recorded $129,375 and $129,375, respectively, of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $2,187 and $2,211 for the three months ended June 30, 2016 and 2015, respectively, and $4,375 and $4,399 during the six months ended June 30, 2016 and 2015, respectively, under the ACP Re Credit Agreement. See Note 18. "Subsequent Events" elsewhere in this report for additional information on this agreement.
Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Leah Karfunkel and George Karfunkel. The lease term is through May 2023. The Company paid approximately $356 and $483 of rent during the three months ended June 30, 2016 and 2015, respectively, and $738 and $948 during the six months ended June 30, 2016 and 2015, respectively, for the leased office space.

The Company leased office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Leah Karfunkel and George Karfunkel. The lease terminated on May 31, 2016. The Company paid rent of approximately $65 and $195 during the three months ended June 30, 2016 and 2015, respectively, and $197 and $270 during the six months ended June 30, 2016 and 2015, respectively, for the leased office space.

The Company leases office space in Chicago, Illinois from IC 233 Building Company LLC, a wholly-owned subsidiary of Illinois Center Building Company, discussed below. The lease term is ten years through the end of May 2026. The Company's rent expense was immaterial during the three and six months ended June 30, 2016 for the leased office space.

Equity Investments in Limited Partnerships

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Leah Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded approximately $172 and $445 of income from this investment during the three and six months ended June 30, 2016 and $223 during the three and six months ended June 30, 2015.

In August 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center Building Company, L.P. ("Illinois Center"), a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15.0% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three month lag basis. The Company recorded approximately $1,154 and $1,747 of income from this investment during the three and six months ended June 30, 2016.

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity. These limited partnerships are recorded as a component of other investments on the condensed consolidated balance sheet. The carrying value of these limited partnerships, in aggregate, was $68,186 and $64,869 as of June 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss, which is the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges, was $68,186 and $64,869 as of June 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss is a required disclosure under US GAAP and is not an indication of expected loss.

Use of the Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for the usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended June 30, 2016, Maiden paid $17 and NGHC paid $27, respectively, for their use of the company-owned aircraft under these agreements. During the six months ended June 30, 2016, Maiden paid $39 and NGHC paid $40, respectively, for their use of the Company-owned aircraft under these agreements. The amount that each of Maiden and NGHC paid for the use of the Company-owned aircraft under these agreements was not material, either individually or in the aggregate, during the three and six months ended June 30, 2015.

In addition, for personal travel, Mr. Barry Zyskind, the Company’s Chairman, President and Chief Executive Officer, entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, Mr. Zyskind has fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for his personal use of the respective company-owned aircraft. During the three months ended June 30, 2016 and 2015, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $404 and $122, respectively, for his personal use of the company-owned aircraft. During the six months ended June 30, 2016 and 2015, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $484 and $334, respectively, for his personal use of the company-owned aircraft.

13. Acquisitions

Nationale Borg

On May 31, 2016, the Company completed the acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg") for £161,350 (or $179,583). Nationale Borg is an Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance in over 70 countries that has been in existence for approximately 120 years.

A summary of the preliminary assets acquired and liabilities assumed for Nationale Borg are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$229,607
Premium receivable	4,301
Accrued interest and dividends	83
Reinsurance recoverable	4,322
Other assets	8,414
Property and equipment	10,319
Goodwill and intangible assets	55,424
Total assets	$312,470

Liabilities
Loss and loss adjustment expense reserves	$78,909
Unearned premiums	24,782
Accrued expenses and other liabilities	29,196
Total liabilities	$132,887
Acquisition price	$179,583

The goodwill and intangible assets, as well as Nationale Borg's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of trade names, licenses and agent relationships. The Company anticipates completing its acquisition accounting by the end of 2016. As a result of this acquisition, the Company recorded approximately $9,495 of gross written premium during the three months ended June 30, 2016.

First Nationwide Title Agency

On May 20, 2016, the Company completed the acquisition of First Nationwide Title Agency and its subsidiaries ("First Nationwide"). First Nationwide is a title agency providing title insurance products primarily in the state of New York. The consideration for the purchase consisted of approximately $24,200 at closing and contingent consideration based on profitability of the agency over a four-year period.

The net assets recorded for First Nationwide consisted primarily of goodwill and intangible assets and are included in the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of customer relationships and trade names. The Company anticipates completing its acquisition accounting by the end of 2016. First Nationwide's results of operations were immaterial for the three and six month periods ended June 30, 2016.

Genworth

On May 9, 2016, the Company completed the acquisition of Genworth Financial Mortgage Insurance Ltd. ("Genworth"). Genworth provides mortgage insurance in Europe, primarily in the U.K. Finland, Italy and Germany. The consideration given for Genworth consisted of cash of approximately $54,500.

A summary of the preliminary assets acquired and liabilities assumed for Genworth are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$239,695
Reinsurance recoverable	27,570
Other assets	8,422
Property and equipment	964
Total assets	$276,651

Liabilities
Loss and loss adjustment expense reserves	$84,463
Unearned premiums	76,308
Accrued expenses and other liabilities	13,060
Total liabilities	$173,831
Acquisition price	$54,500
Acquisition gain	$48,320

Genworth's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The Company anticipates completing its acquisition accounting by the end of 2016. As a result of this acquisition, the Company recorded approximately $4,300 of gross written premium during the three and six months ended June 30, 2016.

Republic

On April 18, 2016, the Company completed the acquisition of Republic Companies, Inc. and its affiliates ("Republic") from Delek Group Ltd., and Republic Insurance Holdings, LLC. Republic provides commercial and personal lines property and casualty insurance through independent agents and managing general agents. Republic primarily distributes the majority of its business to individuals and small and medium-size businesses through a network of independent agents in the southwestern United States. In addition, Republic generates fee revenue by providing insurance services to third parties.

The consideration given for Republic consisted of approximately $113,456 of cash at closing, a promissory note payable of approximately $104,685 due to Delek Group Ltd. and deferred payments of approximately $15,200 that are owed to the minority owners of Republic. Further information on the promissory note can be found in "Note 7. Debt". The deferred payments will be made in nineteen quarterly installments of $800 beginning three months after the acquisition date.

A summary of the preliminary assets acquired and liabilities assumed for Republic are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$621,068
Premium receivable, net	85,455
Accrued interest and dividends	4,779
Reinsurance recoverable	625,023
Deferred tax assets	41,743
Other assets	220,004
Property and equipment	435
Goodwill and intangible assets	128,714
Total assets	$1,727,221

Liabilities
Loss and loss adjustment expense reserves	$885,898
Unearned premiums	301,972
Trust Preferred Outstanding	93,106
Accrued expenses and other liabilities	130,221
Funds held under reinsurance treaties	83,331
Total liabilities	$1,494,528
Acquisition price	$232,693

The goodwill and intangible assets as well as Republic's results of operations will be included as a component of the Small Commercial Business and Specialty Program segments. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of trade names, licenses and agent relationships. The Company anticipates completing its acquisition accounting by the end of 2016. As a result of this acquisition, the Company recorded approximately $153,126 of gross written premium and $1,544 of services and fee income during the three months ended June 30, 2016.

ARI Insurance Company

On January 22, 2016, the Company completed the acquisition of ARI Holdco Inc. ("ARIH") and its subsidiaries. ARIH's primary operating subsidiary, ARI Insurance Company ("ARI"), is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland. Immediately prior to the acquisition, ARI converted from a mutual form to a stock form of ownership in a transaction "sponsored" by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of ARI who held policies as of December 31, 2014 and the directors, officers and employees of ARI and its subsidiaries. The Company received subscriptions for approximately $276, resulting in the issuance by the Company of 12,347 (on a post-split basis) shares of its common stock at a discounted price of 20% (or approximately $69 in the aggregate) from the Company's market trading price. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of ARIH at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $3,750. The Company made a payment to ARIH of $23,500, which included the $276 in proceeds the Company received in the offering, for the stock of ARI. Additionally, the Company, as part of the transaction, was required to make a payment to an employee bonus pool of ARI of $3,750, as discussed above. The remaining $23,500 of cash contributed to ARIH was retained by the Company. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an initial acquisition price of approximately $3,819.

A summary of the preliminary assets acquired and liabilities assumed for ARI are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$53,917
Premium receivable, net	15,577
Accrued interest and dividends	375
Reinsurance recoverable	17,554
Other assets	2,116
Intangible assets	1,097
Total assets	$90,636

Liabilities
Loss and loss adjustment expense reserves	$59,723
Unearned premiums	18,672
Accrued expenses and other liabilities	7,968
Total liabilities	$86,363
Acquisition price	$3,819
Acquisition gain	$454

The intangible assets associated with the acquisition were initially measured at $1,097 and are not deductible for income tax purposes. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The intangible assets as well as ARI's results of operations are included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $12,227 and $25,610 of gross written premium during the three and six months ended June 30, 2016.

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

The goodwill and intangible assets associated with the acquisition were initially measured at $4,253 and are not expected to be deductible for income tax purposes. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The goodwill and intangible assets as well as Springfield's results of operations are included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $1,760 and $4,878 of gross written premium for the three and six months ended June 30, 2016 and $428 and $842 of service and fee income during the three and six months ended June 30, 2016.

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

The goodwill and intangible assets associated with the acquisition were initially measured at $84,215, which initially included customer relationships and licenses. The goodwill associated with the acquisition is not deductible for income tax purposes. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The goodwill and intangible assets, as well as Warranty Solutions' results of operations, are included as a component of the Special Risk and Extended Warranty segment. As a result of this acquisition, during the three months ended June 30, 2016, the Company recorded approximately $22,290 of gross written premium and $20,615 of service and fee income, and for the six months ended June 30, 2016, the Company recorded approximately $46,008 of gross written premium and $44,934 of service and fee income.

Magna Carta

On March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. The Company will reinsure 100% of the existing obligations with respect to their business for accident years 2014 and 2015, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. The Company received approximately $163,400 of cash and recorded loss reserves of approximately $163,400. The Company followed deposit accounting under the guidelines of ASC 340-30, Other Assets and Deferred Costs. During the three and six months ended June 30, 2016, the Company (recovered) paid losses of approximately $(1,060) and 9,440, respectively. During the three and six months ended June 30, 2016, the Company did not record any gains or losses as a result of this transaction. Additionally, one of our subsidiaries entered into a renewal rights transaction with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby the Company may reinsure their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1,000.

Other

The Company had additional immaterial acquisitions totaling approximately $12,000 during the three and six months ended June 30, 2016. No individual acquisition or acquisitions in the aggregate were significant and, therefore, the Company was not required to include any pro forma financial information in this report.

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

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Six Months Ended June 30,
	2016			2015
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Balance, December 31,	$2,909,060	$176,455	$3,085,515	$2,037,020	$159,181	$2,196,201
Net income	255,415	9,493	264,908	239,452	4,771	244,223
Unrealized holding gain (loss)	190,894	—	190,894	(52,321)	—	(52,321)
Reclassification adjustment	(8,045)	—	(8,045)	(1,205)	—	(1,205)
Foreign currency translation	(84,665)	—	(84,665)	(51,332)	14	(51,318)
Unrealized gain on interest rate swap	287	—	287	190	—	190
Extinguishment of 2021 senior notes, equity component	—	—	—	(3,345)		(3,345)
Share exercises, compensation and other	4,389	—	4,389	8,454	—	8,454
Common share (purchase) issuance, net	(103,164)	—	(103,164)	171,672	—	171,672
Common share dividends	(52,189)	(10,229)	(62,418)	(41,249)	—	(41,249)
Preferred stock issuance, net of fees	139,070	—	139,070	176,529	—	176,529
Preferred stock dividends	(20,367)	—	(20,367)	(14,008)	—	(14,008)
Capital contribution (distribution), net	—	5,500	5,500	—	(1,478)	(1,478)
Balance, June 30,	$3,230,685	$181,219	$3,411,904	$2,469,857	$162,488	$2,632,345

During the six months ended June 30, 2016, net income attributable to non-controlling interest was $9,493 and net income attributable to redeemable non-controlling interest was $341. Net income for AmTrust, Non-controlling interest and Redeemable non-controlling interest totaled $9,834 for the six months ended June 30, 2016. During the six months ended June 30, 2015, net income attributable to non-controlling interest was $4,771 and net income attributable to redeemable non-controlling interest was $658. Net income for AmTrust, Non-controlling interest and Redeemable non-controlling interest totaled $5,429 for the six months ended June 30, 2015.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2016	$(140,058)	$43,398	$(581)	$(107)	$(97,348)
Other comprehensive income (loss) before reclassification	(73,559)	157,427	258	—	84,126
Amounts reclassed from accumulated other comprehensive income	16,912	(3,920)	—	—	12,992
Income tax benefit (expense)	19,827	(51,298)	(90)	—	(31,561)
Net current-period other comprehensive (loss) income	(36,820)	102,209	168	—	65,557
Balance, June 30, 2016	$(176,878)	$145,607	$(413)	$(107)	$(31,791)

Balance, March 31, 2015	$(80,129)	$81,868	$(1,294)	$(2,793)	$(2,348)
Other comprehensive income before reclassification	21,571	(91,679)	251	—	(69,857)
Amounts reclassed from accumulated other comprehensive income	—	(1,216)	—	—	(1,216)
Income tax benefit (expense)	(7,550)	32,514	(88)	—	24,876
Net current-period other comprehensive income	14,021	(60,381)	163	—	(46,197)
Balance, June 30, 2015	$(66,108)	$21,487	$(1,131)	$(2,793)	$(48,545)

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(92,213)	$(37,242)	$(700)	$(107)	$(130,262)
Other comprehensive income (loss) before reclassification	(147,167)	282,147	441	—	135,421
Amounts reclassed from accumulated other comprehensive income	16,912	(4,578)	—	—	12,334
Income tax benefit (expense)	45,590	(94,720)	(154)	—	(49,284)
Net current-period other comprehensive income (loss)	(84,665)	182,849	287	—	98,471
Balance, June 30, 2016	$(176,878)	$145,607	$(413)	$(107)	$(31,791)

Balance, December 31, 2014	$(14,776)	$75,013	$(1,321)	$(2,793)	$56,123
Other comprehensive income before reclassification	(78,972)	(80,494)	292	—	(159,174)
Amounts reclassed from accumulated other comprehensive income	—	(1,854)	—	—	(1,854)
Income tax benefit (expense)	27,640	28,822	(102)	—	56,360
Net current-period other comprehensive (loss) income	(51,332)	(53,526)	190	—	(104,668)
Balance, June 30, 2015	$(66,108)	$21,487	$(1,131)	$(2,793)	$(48,545)

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

Pending Acquisition

Acquisition of ANV Holding B.V. and its affiliates ("ANV")

In April 2016, the Company entered into an agreement to acquire ANV from Ontario Teachers’ Pension Plan Board for approximately $218,700 in cash, subject to purchase price adjustments. ANV is a specialty insurance company that underwrites a variety of commercial property and casualty insurance products through its three Lloyd’s syndicates and managing general underwriter. The Company expects to fund the transaction with existing working capital, and, pending regulatory approval, to close the transaction during the second half of 2016.

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

During three and six months ended June 30, 2016 and 2015, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2016:
Gross written premium	$1,060,558	$651,561	$360,993	$—	$2,073,112

Net written premium	601,638	447,061	219,737	—	1,268,436
Change in unearned premium	(28,660)	(89,177)	31,153	—	(86,684)
Net earned premium	572,978	357,884	250,890	—	1,181,752

Loss and loss adjustment expense	(382,950)	(231,328)	(170,115)	—	(784,393)
Acquisition costs and other underwriting expenses	(150,014)	(78,842)	(69,947)	—	(298,803)
	(532,964)	(310,170)	(240,062)	—	(1,083,196)
Underwriting income	40,014	47,714	10,828	—	98,556
Service and fee income	25,745	83,120	1,228	28,177	138,270
Investment income and realized gain	28,193	19,506	18,211	(66)	65,844
Other expenses	(67,938)	(41,879)	(23,153)	—	(132,970)
Interest expense	(10,112)	(6,189)	(3,437)	—	(19,738)
Foreign currency loss	—	(26,435)	—	—	(26,435)
Gain on life settlement contracts	6,507	3,961	2,208	—	12,676
Acquisition gain (reduction) on purchase	(9,223)	48,320	—	—	39,097
Provision for income taxes	(1,451)	(20,385)	(1,020)	(5,062)	(27,918)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4,802	4,802
Net income	$11,735	$107,733	$4,865	$27,851	$152,184

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2015:
Gross written premium	$875,829	$479,863	$322,697	$—	$1,678,389

Net written premium	517,392	306,784	184,545	—	1,008,721
Change in unearned premium	(34,333)	(22,816)	17,398	—	(39,751)
Net earned premium	483,059	283,968	201,943	—	968,970

Loss and loss adjustment expense	(314,344)	(185,345)	(138,786)	—	(638,475)
Acquisition costs and other underwriting expenses	(124,713)	(57,309)	(56,688)	—	(238,710)
	(439,057)	(242,654)	(195,474)	—	(877,185)
Underwriting income	44,002	41,314	6,469	—	91,785
Service and fee income	25,043	61,770	31	20,893	107,737
Investment income and realized gain	15,604	11,807	6,216	14	33,641
Other expenses	(51,204)	(28,038)	(18,888)	—	(98,130)
Interest expense and loss on extinguishment of debt	(5,037)	(2,792)	(1,817)	—	(9,646)
Foreign currency loss	—	(47,320)	—	—	(47,320)
Gain on life settlement contracts	1,619	942	535	—	3,096
(Provision) benefit for income taxes	(3,409)	636	1,463	(3,162)	(4,472)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4,042	4,042
Net income	$26,618	$38,319	$(5,991)	$21,787	$80,733

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2016:
Gross written premium	$2,126,690	$1,181,007	$698,489	$—	$4,006,186

Net written premium	1,226,166	784,894	478,055	—	2,489,115
Change in unearned premium	(149,094)	(105,169)	21,182	—	(233,081)
Net earned premium	1,077,072	679,725	499,237	—	2,256,034

Loss and loss adjustment expense	(715,634)	(442,264)	(341,568)	—	(1,499,466)
Acquisition costs and other underwriting expenses	(280,442)	(148,183)	(134,812)	—	(563,437)
	(996,076)	(590,447)	(476,380)	—	(2,062,903)
Underwriting income	80,996	89,278	22,857	—	193,131
Service and fee income	58,282	172,900	1,517	49,772	282,471
Investment income and realized gain	55,047	38,676	29,511	—	123,234
Other expenses	(138,635)	(76,988)	(45,533)	—	(261,156)
Interest expense	(19,874)	(11,037)	(6,527)	—	(37,438)
Foreign currency loss	—	(62,108)	—	—	(62,108)
Gain on life settlement contracts	12,425	6,900	4,081	—	23,406
Acquisition gain on purchase	455	48,320	—	—	48,775
(Provision) benefit for income taxes	(8,444)	(35,711)	(1,024)	(10,465)	(55,644)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	10,578	10,578
Net income	$40,252	$170,230	$4,882	$49,885	$265,249

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2015:
Gross written premium	$1,776,948	$950,733	$681,844	$—	$3,409,525

Net written premium	1,040,632	594,473	416,805	—	2,051,910
Change in unearned premium	(133,582)	18,626	(18,607)	—	(133,563)
Net earned premium	907,050	613,099	398,198	—	1,918,347

Loss and loss adjustment expense	(588,690)	(393,985)	(269,083)	—	(1,251,758)
Acquisition costs and other underwriting expenses	(234,392)	(127,574)	(108,420)	—	(470,386)
	(823,082)	(521,559)	(377,503)	—	(1,722,144)
Underwriting income	83,968	91,540	20,695	—	196,203
Service and fee income	51,675	129,532	364	39,052	220,623
Investment income and realized gain	38,850	28,547	16,366	104	83,867
Other expenses	(102,455)	(54,818)	(39,314)	—	(196,587)
Interest expense and loss on extinguishment of debt	(12,828)	(6,864)	(4,923)	—	(24,615)
Foreign currency loss	—	(7,366)	—	—	(7,366)
Loss on life settlement contracts	7,540	4,035	2,894	—	14,469
(Provision) benefit for income taxes	(11,558)	(31,966)	678	(8,438)	(51,284)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	9,571	9,571
Net income	$55,192	$152,640	$(3,240)	$40,289	$244,881

The following tables summarize net earned premium by major line of business, by segment, for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2016:
Workers' compensation	$358,894	$—	$199,704	$558,598
Warranty	—	179,169	—	179,169
Other liability	—	33,305	12,800	46,105
Commercial auto and liability, physical damage	111,992	8,684	30,602	151,278
Medical malpractice	—	62,733	—	62,733
Other	102,092	73,993	7,784	183,869
Total net earned premium	$572,978	$357,884	$250,890	$1,181,752

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2015:
Workers' compensation	$322,703	$—	$86,344	$409,047
Warranty	—	144,316	—	144,316
Other liability	14,425	32,485	35,333	82,243
Commercial auto and liability, physical damage	67,491	8,714	34,465	110,670
Medical malpractice	—	40,143	—	40,143
Other	78,440	58,310	45,801	182,551
Total net earned premium	$483,059	$283,968	$201,943	$968,970

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2016:
Workers' compensation	$704,937	$—	$307,417	$1,012,354
Warranty	—	347,502	—	347,502
Other liability	5,249	74,018	83,381	162,648
Commercial auto and liability, physical damage	197,896	17,176	65,745	280,817
Medical malpractice	—	106,750	—	106,750
Other	168,990	134,279	42,694	345,963
Total net earned premium	$1,077,072	$679,725	$499,237	$2,256,034

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2015:
Workers' compensation	$614,768	$—	$163,946	$778,714
Warranty	—	295,847	—	295,847
Other liability	24,944	65,296	75,853	166,093
Commercial auto and liability, physical damage	119,411	12,154	69,698	201,263
Medical malpractice	—	76,454	—	76,454
Other	147,927	163,348	88,701	399,976
Total net earned premium	$907,050	$613,099	$398,198	$1,918,347

The following table summarizes total assets of the business segments as of June 30, 2016 and December 31, 2015:

(Amounts in Thousands)	June 30, 2016	December 31, 2015
Small Commercial Business	$9,860,406	$7,781,045
Specialty Risk and Extended Warranty	6,974,608	6,370,861
Specialty Program	4,171,979	2,936,710
Corporate and Other	—	2,403
	$21,006,993	$17,091,019

18. Subsequent Event

Share repurchase

Subsequent to June 30, 2016 through July 27, 2016, the Company repurchased 1,689,875 shares of its common stock for approximately $41,300 under the share repurchase program approved by the Company's Board of Directors.

Trust Risk Group dispute

In October 2014, a dispute arose between the Company's subsidiary, AmTrust Europe Ltd., and its Italian medical liability broker, Trust Risk Group SpA ("TRG"), and agent, Trust Risk Italia SRL ("TRI," a subsidiary of TRG, collectively, “TRG”). TRG asserted that it was entitled to advanced commissions of approximately €95,800 (or $106,300) related to the Company's Italian medical liability business produced by TRG. TRG deducted approximately €42,200 (or $46,800) from premium payable to the Company with the intention of deducting approximately €48,700 (or $54,100) from future premium payable to the Company. The Company disputed that TRG was entitled to advanced commission. The Company terminated its brokerage and agency relationship with TRG and TRI, respectively, and notified its insureds and retail brokers to pay premiums directly to the Company.

TRG initiated two arbitration proceedings against the Company in Milan, Italy seeking monetary damages based upon its allegations that the Company improperly terminated the producer agreements and an entitlement to advanced commissions on the business produced for the Company. Subsequently, the Company commenced litigation in England and the U.S. against Antonio Somma, the current or former principal of TRG, and Marco Lacchini, the chairman of the two arbitration proceedings pending in Milan, Italy. The Company brought the English and U.S. legal actions based on allegations that the two ongoing Italian arbitrations were not being conducted in accordance with the law, as well as certain other matters. The Company was successful in its application in Italy to remove Mr. Lacchini as chairman of the two arbitral tribunals.

As disclosed in the Company’s Current Report on Form 8-K filed on July 20, 2016, the Company, AmTrust Europe, Ltd., and TRG and Mr. Somma reached a settlement agreement on July 15, 2016 that included the dismissal of all actions, claims and counterclaims among the parties, the terms of which all parties agreed to keep confidential. The terms of the settlement did not have a material effect on the Company's results of operations, financial position or liquidity.

Restructuring of ACP Re Credit Agreement

As disclosed in the Company’s Current Report on Form 8-K filed on July 29, 2016, the Company, AII and NG Re Ltd. entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement described in the “Significant Transactions with ACP Re, Ltd.” subsection of Note 12. “Related Party Transactions” included elsewhere in this report. The following restated terms of the ACP Re Credit Agreement will become effective upon the approval of the Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC as successor by merger to all of the Tower Companies (the “Conservation Plan”) by the Superior Court of the State of California, which is supervising the Conservation Plan process:

•	The borrower will become ACP Re Holdings, LLC, a Delaware limited liability company owned by the Trust;

•
The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”);

•
The amounts borrowed will be secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant;

•	The maturity date will change from September 15, 2021 to the twentieth anniversary of the date on which the restatement becomes effective;

•
Interest on the outstanding principal balance of $250,000 will change from a fixed annual rate of 7% (payable in cash, semi-annually in arrears) to a fixed annual rate of 3.7% (payable in cash, semi-annually in arrears), provided that up to 1.2% thereof may be paid in kind;

•
Commencing on the tenth anniversary of the date on which the restatement becomes effective, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) will be due and payable;

•
At the Lenders’ discretion, ACP Re Holdings, LLC may repay the loan using cash or tradeable stock of an equivalent market value of any publicly traded company on the NYSE, NASDAQ or London stock exchange; and

•	A change of control of ACP Re Holdings, LLC of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

In addition, if the Conservation Plan is approved, the following agreements (all of which are described in the “Significant Transactions with ACP Re, Ltd.” subsection of Note 12. “Related Party Transactions” included elsewhere in this report) will be terminated: (a) the Stop-Loss Agreement, (b) the Retrocession Agreement, and (c) the CL Administrative Agreement. The hearing on the motion to approve the Conservation Plan is scheduled for September 13, 2016.

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

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., National General Holdings Corp., or ACP Re, Ltd., breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We transact business primarily through our insurance subsidiaries, the majority of which are domiciled in the United States. We also transact business through insurance subsidiaries domiciled internationally, primarily in Bermuda and Europe. We are authorized to write business in all 50 states in the United States and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A"(Excellent) by A.M. Best Company ("A.M. Best").

For the three and six months ended June 30, 2016, our results of operations include activity of the entities we acquired subsequent to June 30, 2015, primarily:

•	N.V. Nationale Borg-Maatscappij and its affiliates (collectively, "Nationale Borg")

•	First Nationwide Title Agency and its subsidiaries (collectively, "First Nationwide")

•
Republic Underwriters Insurance Company, Republic-Vanguard Insurance Company, Southern Underwriters Insurance Company, Republic Fire & Casualty Insurance Company, Southern Insurance Company, Republic Diversified Services, Inc, Republic Lloyds, Republic Group No. Two Company, Southern County Mutual Insurance Company, Canyon State Auto Insurance Services, Inc., and Eagle General Agency, Inc. (collectively, "Republic ")

•	Genworth Financial Mortgage Insurance Limited and Genworth Financial Mortgage Services Limited (collectively, "Genworth")

•	ARI Insurance Company and ARI Casualty Company (collectively, "ARI")

•	Springfield Insurance Company, Springfield Insurance Company Limited, and Unified Grocers Insurance Services (collectively, "Springfield")

•
Heritage Indemnity Company, Warranty Solutions Management Corporation, Westlake Insurance Company (Bermuda), Ltd., Warranty Solutions Administrative Services, Inc., Heritage Mechanical Breakdown Corporation and WS Aftermarket Services Corporation (collectively, "Warranty Solutions")

In addition, on March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. We will reinsure 100% of the existing obligations with respect to their business for accident years 2014 and 2015, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. We received approximately $163.4 million of cash and recorded the obligation of approximately $163.4 million of loss reserves. During the three and six months ended June 30, 2016, we paid (recouped) losses of approximately $(1.1) million and $9.4 million, respectively. During the six months ended June 30, 2016, we did not record any gains or losses as a result of this transaction. Additionally, one of our subsidiaries entered into a renewal rights transaction, with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby we may reinsure their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1 million.

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 21.1% and 14.3% for the three months ended June 30, 2016 and 2015, respectively, and 18.7% and 24.2% for the six months ended June 30, 2016 and 2015, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.7% and 90.5% for the three months ended June 30, 2016 and 2015, respectively, and 91.4% and 89.8% for the six months ended June 30, 2016 and 2015, respectively.

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

•
Salaries and benefits expenses are those salaries and benefits expenses for employees that are directly involved in the origination, issuance and maintenance of policies, claims adjustment and accounting for insurance transactions that are associated with successful acquisition of insurance contracts. We classify salaries and benefits associated with employees that are involved in fee generating activities as other expenses.

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

Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$2,073,112	$1,678,389	$4,006,186	$3,409,525

Net written premium	$1,268,436	$1,008,721	$2,489,115	$2,051,910
Change in unearned premium	(86,684)	(39,751)	(233,081)	(133,563)
Net earned premium	1,181,752	968,970	2,256,034	1,918,347
Service and fee income (related parties - three months $21,608; $21,281 and six months $41,771; $38,685)	138,270	107,737	282,471	220,623
Net investment income	50,745	36,283	100,160	70,856
Net realized and unrealized gain (loss) on investments	15,099	(2,642)	23,074	13,011
Total revenues	1,385,866	1,110,348	2,661,739	2,222,837
Loss and loss adjustment expense	784,393	638,475	1,499,466	1,251,758
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $145,610; $129,222 and six months $284,001; $247,909)	298,803	238,710	563,437	470,386
Other	132,970	98,130	261,156	196,587
Total expenses	1,216,166	975,315	2,324,059	1,918,731
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	169,700	135,033	337,680	304,106
Other income (loss):
Interest expense (net of interest income - related party - three months $2,187; $2,211 and six months $4,375; $4,399)	(19,738)	(9,646)	(37,438)	(19,901)
Loss on extinguishment of debt	—	—	—	(4,714)
Net gain on investment in life settlement contracts net of profit commission	12,676	3,096	23,406	14,469
Foreign currency loss	(26,435)	(47,320)	(62,108)	(7,366)
Acquisition gain on purchase	39,097	—	48,775	—
Total other (loss) income	5,600	(53,870)	(27,365)	(17,512)
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	175,300	81,163	310,315	286,594
Provision for income taxes	27,918	4,472	55,644	51,284
Income before equity in earnings of unconsolidated subsidiaries	147,382	76,691	254,671	235,310
Equity in earnings of unconsolidated subsidiaries – related parties	4,802	4,042	10,578	9,571
Net income	152,184	80,733	265,249	244,881
Net income attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(5,817)	(1,346)	(9,834)	(5,429)
Net income attributable to AmTrust Financial Services, Inc.	146,367	79,387	255,415	239,452
Dividends on preferred stock	(11,576)	(8,639)	(20,367)	(14,008)
Net income attributable to AmTrust common shareholders	$134,791	$70,748	$235,048	$225,444

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(16,956)	$(1,466)	$(16,956)	$(2,482)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(16,956)	(1,466)	(16,956)	(2,482)
Net realized gain (loss) on available for sale securities	33,391	(856)	38,663	15,813
Net unrealized gain on trading securities	(1,336)	(320)	1,367	(320)
Net realized investment gain (loss)	$15,099	$(2,642)	$23,074	$13,011

Key measures:
Net loss ratio	66.4%	65.9%	66.5%	65.3%
Net expense ratio	25.3%	24.6%	24.9%	24.5%
Net combined ratio	91.7%	90.5%	91.4%	89.8%

Consolidated Results of Operations for the Three Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $394.7 million, or 23.5%, to $2,073.1 million from $1,678.4 million for the three months ended June 30, 2016 and 2015, respectively. The increase of $394.7 million was attributable to growth primarily in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued and the acquisition of Republic, which produced $153 million of gross written premium during the three months ended June 30, 2016. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisition of Warranty Solutions in September 2015, expansion of our existing programs in Europe, and growth within our Lloyd's platform.

Net Written Premium. Net written premium increased $259.7 million, or 25.7%, to $1,268.4 million from $1,008.7 million for the three months ended June 30, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business - $84.2 million, Specialty Risk and Extended Warranty - $140.3 million and Specialty Program – $35.2 million. Net written premium increased for the three months ended June 30, 2016 compared to the same period in 2015 due to the increase in gross written premium, and an increase in the retention of gross written premium to 61.2% from 60.1% for the three months ended June 30, 2016 and 2015, respectively. The increase in retention resulted from a decrease, as compared to 2015, in business written that is reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $212.8 million, or 22.0%, to $1,181.8 million from $969.0 million for the three months ended June 30, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $89.9 million, Specialty Risk and Extended Warranty — $73.9 million and Specialty Program — $48.9 million. The increase in net earned premium resulted from an increase in gross written premium in the second quarter of 2016 compared to the second quarter of 2015.

Service and Fee Income. Service and fee income increased $30.5 million, or 28.3%, to $138.3 million from $107.7 million for the three months ended June 30, 2016 and 2015, respectively. Approximately $21 million of the increase is attributable to acquisitions, primarily Warranty Solutions. Fees for product warranty registration and claims handling services increased by approximately $8 million. Fees for services provided to Maiden, NGHC and ACP Re were flat period over period.

Net Investment Income. Net investment income increased $14.5 million, or 39.9%, to $50.7 million from $36.3 million for the three months ended June 30, 2016 and 2015, respectively. The increase resulted primarily from having a higher average value of fixed maturity securities during the three months ended June 30, 2016 compared to the same period in 2015, arising from our investment of certain proceeds from stock and debt offerings since the second half of 2015 and income from investment portfolios obtained in acquisitions.

Net Realized Gains/(Loss) on Investments. We had a net realized gain on investments of $15.1 million and a net realized loss on investments of $2.6 million for the three months ended June 30, 2016 and 2015, respectively. The increase related primarily to an increase in sales of securities in gain positions. Net realized gain/(loss) on investments were partially offset by a recognition of a loss of $0.3 million in 2016 compared to a gain of $1.4 million in 2015 on investments classified as trading securities. In addition, we had realized losses for other-than-temporary impairment of securities during the three months ended June 30, 2016 and 2015 of $16.6 million and $1.5 million, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $145.9 million, or 22.9%, to $784.4 million for the three months ended June 30, 2016 from $638.5 million for the three months ended June 30, 2015. Our loss ratio for the three months ended June 30, 2016 and 2015 was 66.4% and 65.9%, respectively. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years primarily in our Small Commercial Business segment. This was the result, primarily, of revisions to our ultimate losses on certain casualty lines in our Small Commercial Business segment due to an increase in our carried incurred but not reported claim reserves. Although our loss ratio increased as compared to the second quarter of 2015, it decreased when compared to the last three quarters on a sequential basis when the loss ratio, on average, was 67.5%. The decrease as compared to the last three sequential quarters resulted primarily from a stabilizing of our ultimate losses on certain casualty lines in our European specialty risk and extended warranty business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $60.1 million, or 25.2%, to $298.8 million for the three months ended June 30, 2016 from $238.7 million for the three months ended June 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended June 30, 2016 and 2015 was $146.9 million and $129.2 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium, partially offset by the retention of a larger percentage of our gross written premium. Our overall expense ratio increased period over period as a percentage of earned premium, and was 25.3% and 24.6% during the three months ended June 30, 2016 and 2015, respectively. The increase resulted primarily from higher policy acquisition costs based on premium distribution and other expenses.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $34.7 million, or 25.7%, to $169.7 million for the three months ended June 30, 2016 from $135.0 million for the three months ended June 30, 2015. The $34.7 million increase resulted primarily from an increase in investment income and realized gains. Additionally, we benefited from an increase in earned premium, partially offset by a higher combined ratio.

Net Interest Expense. Net interest expense for the three months ended June 30, 2016 was $19.7 million, compared to $9.6 million for the same period in 2015. The majority of the increase related to additional interest expense incurred from the issuance of $285 million of subordinated notes in June and September 2015, and increased use of letters of credit.

 Net Gain (Loss) on Investment in Life Settlement Contracts Net of Profit Commission. We recognized gains on investment in life settlement contracts of $12.7 million for the three months ended June 30, 2016 compared to $3.1 million for the three months ended June 30, 2015. The increase in the recognized gain related to an increase in the fair value of the portfolio of policies, partially offset by increases in commission expense. Three policies matured during the three months ended June 30, 2016 and two policies matured during the three months ended June 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $26.4 million during the three months ended June 30, 2016 compared to a transaction loss of $47.3 million during the same period in 2015. The loss during the three months ended June 30, 2016 resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacted our European insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period.

Provision for Income Tax. Income tax provision for the three months ended June 30, 2016 was $27.9 million, which resulted in an effective tax rate of 15.9%, compared to an income tax benefit of $4.5 million, which resulted in an effective tax rate of 5.5% for the three months ended June 30, 2015. We did not have any benefit from utilization of equalization reserves of our Luxembourg reinsurers in either period. The overall increase in the effective tax rates in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 resulted from a greater percentage of our taxable income generated in non-U.S. jurisdictions with lower tax rates and the release of certain valuation allowances on a deferred tax asset in the second quarter of 2015.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $4.8 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively. Our earnings from our equity investment was stable period over period.

Consolidated Results of Operations for the Six Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $596.7 million, or 17.5%, to $4,006.2 million from $3,409.5 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $596.7 million was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued and the acquisition of Republic. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisition of Warranty Solutions in September 2015, expansion of our existing programs in Europe, and growth within our Lloyd's platform.

Net Written Premium. Net written premium increased $437.2 million, or 21.3%, to $2,489 million from $2,051.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business - $185.5 million, Specialty Risk and Extended Warranty - $190.4 million and Specialty Program – $61.3 million. Net written premium increased for the six months ended June 30, 2016 compared to the same period in 2015 due to the increase in gross written premium, and an increase in the retention of gross written premium to 62.1% from 60.2% for the six months ended June 30, 2016 and 2015, respectively. The increase in retention resulted from a decrease, as compared to 2015, in business written that is reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $337.7 million, or 17.6%, to $2,256.0 million from $1,918.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $170.0 million, Specialty Risk and Extended Warranty — $66.6 million and Specialty Program — $101.0 million. The increase in net earned premium resulted from an increase in gross written premium in the first six months of 2016 compared to the first six months of 2015.

Service and Fee Income. Service and fee income increased $61.8 million, or 28.0%, to $282 million from $220.6 million for the six months ended June 30, 2016 and 2015, respectively. Approximately $45 million of the increase is attributable to acquisitions, primarily Warranty Solutions. Fees for services provided to Maiden, NGHC and ACP Re increased by approximately $3 million and fees for product warranty registration and claims handling services increased by $14 million.

Net Investment Income. Net investment income increased $29.3 million, or 41.4%, to $100.2 million from $70.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase resulted primarily from having a higher average value of fixed maturity securities during the six months ended June 30, 2016 compared to the same period in 2015, arising from our investment of certain proceeds from stock and debt offerings since the second half of 2015 and investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $23.1 million and $13.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase related primarily to an increase in sales of securities in gain positions. We had realized losses from other-than-temporary impairment of securities of $16.6 million and $2.5 million during the six months ended June 30, 2016 and 2015, respectively. Additionally, net realized gains included a recognition of a gain of $2.5 million in 2016 compared to a gain of $2.2 million in 2015 on investments classified as trading securities.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $247.7 million, or 19.8%, to $1,499 million for the six months ended June 30, 2016 from $1,251.8 million for the six months ended June 30, 2015. Our loss ratio for the six months ended June 30, 2016 and 2015 was consistent period to period and was 66.5% and 65.3%, respectively. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years across all three segments. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $93.1 million, or 19.8%, to $563.4 million for the six months ended June 30, 2016 from $470.4 million for the six months ended June 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the six months ended June 30, 2016 and 2015 was $286.5 million and $247.9 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium, partially offset by the retention of a larger percentage of our gross written premium. Our overall expense ratio increased period over period as a percentage of earned premium, and was 24.9% and 24.5% during the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to higher policy acquisition expenses in our Small Commercial Business segment and higher salary expense in our Specialty Risk and Extended Warranty segment.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $33.6 million, or 11.0%, to $337.7 million for the six months ended June 30, 2016 from $304.1 million for the six months ended June 30, 2015. The $33.6 million increase resulted primarily from an increase in investment income and realized gains. Additionally, we benefited from an increase in earned premium, partially offset by a higher combined ratio.

Net Interest Expense. Net interest expense for the six months ended June 30, 2016 was $37.4 million, compared to $19.9 million for the same period in 2015. The majority of the increase related to additional interest expense incurred from the issuance of $285 million of subordinated notes in June and September 2015, which was approximately $10 million. Additionally, we incurred additional interest expense related to additional debt or assumed debt associated with the Republic acquisition, and an overall increase in use of letters of credit.

 Net Gain (Loss) on Investment in Life Settlement Contracts Net of Profit Commission. We recognized gains on investment in life settlement contracts of $23.4 million for the six months ended June 30, 2016 compared to $14.5 million for the six months ended June 30, 2015. The increase in the recognized gain related to an increase in the fair value of the portfolio of policies, partially offset by an increases in commission expense. Three policies matured during the six months ended June 30, 2016 and five policies matured during the six months ended June 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $62.1 million during the six months ended June 30, 2016 compared to a transaction loss of $7.4 million during the same period in 2015, both of which resulted from fluctuations in exchange rates related to internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company.

Provision for Income Tax. Income tax provision for the six months ended June 30, 2016 was $55.6 million, which resulted in an effective tax rate of 17.9%, compared to an income tax benefit of $51.3 million, which resulted in an effective tax rate of 17.9% for the six months ended June 30, 2015. We did not have any benefit from utilization of equalization reserves of our Luxembourg reinsurers in either period. The effective rates were consistent for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $10.6 million and $9.6 million for the six months ended June 30, 2016 and 2015, respectively. Our earnings from our equity investment was stable period over period.

Small Commercial Business Segment Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$1,060,558	$875,829	$2,126,690	$1,776,948

Net written premium	$601,638	$517,392	$1,226,166	$1,040,632
Change in unearned premium	(28,660)	(34,333)	(149,094)	(133,582)
Net earned premium	572,978	483,059	1,077,072	907,050

Loss and loss adjustment expense	(382,950)	(314,344)	(715,634)	(588,690)
Acquisition costs and other underwriting expenses	(150,014)	(124,713)	(280,442)	(234,392)
	(532,964)	(439,057)	(996,076)	(823,082)
Underwriting income	$40,014	$44,002	$80,996	$83,968

Key measures:
Net loss ratio	66.8%	65.1%	66.4%	64.9%
Net expense ratio	26.2%	25.8%	26.1%	25.8%
Net combined ratio	93.0%	90.9%	92.5%	90.7%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium.  Gross written premium increased $184.7 million, or 21.1%, to $1,060.6 million for the three months ended June 30, 2016 from $875.8 million for the three months ended June 30, 2015. The increase was attributable to an increase in the number of workers' compensation policies issued and the continued growth in California and New York. The acquisition of Republic contributed approximately $102 million of incremental gross written premium, and the acquisitions of ARI and Springfield contributed an additional $13 million of gross written premium for the three months ended June 30, 2016.

Net Written Premium. Net written premium increased $84.2 million, or 16.3%, to $601.6 million for the three months ended June 30, 2016 from $517.4 million for the three months ended June 30, 2015. The increase resulted from an increase in gross written premium for the three months ended June 30, 2016 compared to the same period in 2015, partially offset by a decrease in the retention of gross written premium during 2016 compared to 2015. Our retention of gross written premium for the segment was 56.7% and 59.1% for the three months ended June 30, 2016 and 2015, respectively.

Net Earned Premium. Net earned premium increased $89.9 million, or 18.6%, to $573.0 million for the three months ended June 30, 2016 from $483.1 million for the three months ended June 30, 2015. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended June 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $68.6 million, or 21.8%, to $383.0 million for the three months ended June 30, 2016 from $314.3 million for the three months ended June 30, 2015. Our loss ratio for the segment for the three months ended June 30, 2016 increased to 66.8% compared to 65.1% for the three months ended June 30, 2015. The increase in the loss ratio was the result, primarily, of higher current accident year selected ultimate losses as compared to selected ultimate losses in the prior period, which related to growth in our non-workers' compensation business, to which we assign a higher ultimate loss selection. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $25.3 million, or 20.3%, to $150.0 million for the three months ended June 30, 2016 from $124.7 million for the three months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $73.8 million and $67.2 million earned during the three months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.2% and 25.8% for the three months ended June 30, 2016 and 2015, respectively. The increase was due to higher policy acquisition costs resulting from an increase in commercial package policy issuances.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $4.0 million, or 9.1%, to $40.0 million for the three months ended June 30, 2016 from $44.0 million for the three months ended June 30, 2015. The decrease resulted primarily from an increase in the combined ratio partially offset by a higher earned premium during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium.  Gross written premium increased $349.7 million, or 19.7%, to $2,126.7 million for the six months ended June 30, 2016 from $1,776.9 million for the six months ended June 30, 2015. The increase was attributable to an increase in the number of workers' compensation policies issued and the continued growth in California, New York and Florida. The acquisition of Republic contributed approximately $102 million of incremental gross written premium, and the acquisitions of ARI and Springfield contributed an additional $30 million of gross written premium for the six months ended June 30, 2016.

Net Written Premium. Net written premium increased $185.5 million, or 17.8%, to $1,226.2 million for the six months ended June 30, 2016 from $1,040.6 million for the six months ended June 30, 2015. The increase resulted from an increase in gross written premium for the six months ended June 30, 2016 compared to the same period in 2015, partially offset by a decrease in the retention of gross written premium during 2016 compared to 2015. Our retention of gross written premium for the segment was 57.7% and 58.6% for the six months ended June 30, 2016 and 2015, respectively.

Net Earned Premium. Net earned premium increased $170.0 million, or 18.7%, to $1,077.1 million for the six months ended June 30, 2016 from $907.1 million for the six months ended June 30, 2015. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended June 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $126.9 million, or 21.6%, to $715.6 million for the six months ended June 30, 2016 from $588.7 million for the six months ended June 30, 2015. Our loss ratio for the segment for the six months ended June 30, 2016 increased to 66.4% compared to 64.9% for the six months ended June 30, 2015. The increase in the loss ratio was the result, primarily, of higher current accident year selected ultimate losses as compared to selected ultimate losses in the prior period, which related to growth in our non-workers' compensation business, to which we assign a higher ultimate loss selection. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $46.1 million, or 19.7%, to $280.4 million for the six months ended June 30, 2016 from $234.4 million for the six months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $142.6 million and $124.3 million earned during the six months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.1% and 25.8% for the six months ended June 30, 2016 and 2015, respectively, and increased primarily from higher policy acquisition costs resulting from an increase in commercial package policy issuances.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $3.0 million, or 3.5%, to $81.0 million for the six months ended June 30, 2016 from $84.0 million for the six months ended June 30, 2015. The decrease resulted primarily from an increase in the combined ratio, partially offset by an increase to earned premium during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$651,561	$479,863	$1,181,007	$950,733

Net written premium	$447,061	$306,784	$784,894	$594,473
Change in unearned premium	(89,177)	(22,816)	(105,169)	18,626
Net earned premium	357,884	283,968	679,725	613,099

Loss and loss adjustment expense	(231,328)	(185,345)	(442,264)	(393,985)
Acquisition costs and other underwriting expenses	(78,842)	(57,309)	(148,183)	(127,574)
	(310,170)	(242,654)	(590,447)	(521,559)
Underwriting income	$47,714	$41,314	$89,278	$91,540

Key measures:
Net loss ratio	64.6%	65.3%	65.1%	64.3%
Net expense ratio	22.1%	20.2%	21.8%	20.8%
Net combined ratio	86.7%	85.5%	86.9%	85.1%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $171.7 million, or 35.8%, to $651.6 million for the three months ended June 30, 2016 from $479.9 million for the three months ended June 30, 2015. We experienced growth both domestically and in our European business during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in our U.S. business was the result of organic growth and expansion of existing business along with the acquisition of Warranty Solutions, which contributed $22 million of gross written premium. Additionally, in our European business, we grew our core businesses and our Lloyd's business during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Fluctuations in European currencies reduced our gross written premiums during the second quarter of 2016 by approximately $24 million.

Net Written Premium. Net written premium increased $140.3 million, or 45.7%, to $447.1 million for the three months ended June 30, 2016 from $306.8 million for the three months ended June 30, 2015. The increase resulted from an increase of gross written premium for the three months ended June 30, 2016 compared to the same period in 2015 and an increase in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 68.6% and 63.9% for the three months ended June 30, 2016 and 2015, respectively. The increase in the retention of gross written premium related to a decrease, as compared to 2015, in business that is reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $73.9 million, or 26.0%, to $357.9 million for the three months ended June 30, 2016 from $284.0 million for the three months ended June 30, 2015. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from an increase in net written premium, partially offset by the writing of a higher mix of longer term business during the twelve months ended June 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $46.0 million, or 24.8%, to $231.3 million for the three months ended June 30, 2016 from $185.3 million for the three months ended June 30, 2015. Our loss ratio for the segment for the three months ended June 30, 2016 decreased to 64.6% compared to 65.3% for the same period in 2015. The decrease in the loss ratio resulted from slightly lower selected ultimate losses for current accident years as compared to originally selected ultimate losses in prior accident years. The decrease resulted primarily from a stabilizing of our ultimate losses on certain casualty lines in our European specialty risk and extended warranty business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $21.5 million, or 37.6%, to $78.8 million for the three months ended June 30, 2016 from $57.3 million for the three months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $38.8 million and $31.8 million earned during the three months ended June 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 22.1% for the three months ended June 30, 2016 from 20.2% for the three months ended June 30, 2015. The increase in the expense ratio resulted from increases in salary expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $6.4 million, or 15.5%, to $47.7 million for the three months ended June 30, 2016 from $41.3 million for the three months ended June 30, 2015. The increase was attributable to an increase in the segment's earned premium partially offset by an increase in the segment’s combined ratio during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $230.3 million, or 24.2%, to $1,181.0 million for the six months ended June 30, 2016 from $950.7 million for the six months ended June 30, 2015. We experienced growth both domestically and in our European business during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. In our European business we grew our core businesses, which includes warranty and general liability products. Additionally, we grew our Lloyd's business during the first half of 2016 compared to the same period in 2015. Fluctuations in European currencies reduced our gross written premiums during the first half of 2016 by approximately $38 million. Our U.S. business increased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily based on growth in existing businesses and the acquisition of Warranty Solutions.

Net Written Premium. Net written premium increased $190.4 million, or 32.0%, to $784.9 million for the six months ended June 30, 2016 from $594.5 million for the six months ended June 30, 2015 as a result of an increase of gross written premium for the six months ended June 30, 2016 compared to the same period in 2015, and an increase in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 66.5% and 62.5% for the six months ended June 30, 2016 and 2015, respectively. The increase in the retention of gross written premium related to a decrease, as compared to 2015, in business that is reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $66.6 million, or 10.9%, to $679.7 million for the six months ended June 30, 2016 from $613.1 million for the six months ended June 30, 2015. Net earned premium increased due to an increase in net written premium, which was partially offset by the writing of a higher mix of longer term business during the twelve months ended June 30, 2016 compared to the same period in 2015, which is earned ratably over the term of a policy.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $48.3 million, or 12.3%, to $442.3 million for the six months ended June 30, 2016 from $394.0 million for the six months ended June 30, 2015. Our loss ratio for the segment for the six months ended June 30, 2016 increased to 65.1% compared to 64.3% for the same period in 2015. The increase in the loss ratio resulted from having a higher percentage of earned premium in lines of business with higher ultimate loss selections during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $20.6 million, or 16.2%, to $148.2 million for the six months ended June 30, 2016 from $127.6 million for the six months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $75.3 million and $67.7 million earned during the six months ended June 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 21.8% for the six months ended June 30, 2016 from 20.8% for the six months ended June 30, 2015. The increase in the expense ratio resulted from increases in salary expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $2.3 million, or 2.5%, to $89.3 million for the six months ended June 30, 2016 from $91.5 million for the six months ended June 30, 2015. The decrease was attributable to an increase in the segment's combined ratio, partially offset by an increase in the segment’s earned premium during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Specialty Program Segment Results of Operations for The Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$360,993	$322,697	$698,489	$681,844

Net written premium	$219,737	$184,545	$478,055	$416,805
Change in unearned premium	31,153	17,398	21,182	(18,607)
Net earned premium	250,890	201,943	499,237	398,198

Loss and loss adjustment expense	(170,115)	(138,786)	(341,568)	(269,083)
Acquisition costs and other underwriting expenses	(69,947)	(56,688)	(134,812)	(108,420)
	(240,062)	(195,474)	(476,380)	(377,503)
Underwriting income	$10,828	$6,469	$22,857	$20,695

Key measures:
Net loss ratio	67.8%	68.7%	68.4%	67.6%
Net expense ratio	27.9%	28.1%	27.0%	27.2%
Net combined ratio	95.7%	96.8%	95.4%	94.8%

Specialty Program Segment Results of Operations for the Three Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $38.3 million, or 11.9%, to $361.0 million for the three months ended June 30, 2016 from $322.7 million for the same period in 2015. The majority of the increase resulted from the acquisition of Republic, which was $52 million, and an increase in new commercial package programs during the three months ended June 30, 2016. The increase was partially offset by the termination or curtailment of certain workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $35.2 million, or 19.1%, to $219.7 million for the three months ended June 30, 2016 from $184.5 million for the same period in 2015 as a result of an increase in gross written premium for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and the cession of a smaller percentage of gross written premium to reinsurers during 2016 compared to 2015. Our overall retention of gross written premium for the segment was 60.9% and 57.2% for the three months ended June 30, 2016 and 2015, respectively. The increase in the retention of gross written premium related to an increase in business written that is not covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $48.9 million, or 24.2%, to $250.9 million for the three months ended June 30, 2016 from $201.9 million for the same period in 2015. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the twelve months ended June 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $31.3 million, or 22.6%, to $170.1 million for the three months ended June 30, 2016, compared to $138.8 million for the same period in 2015. Our loss ratio for the segment decreased to 67.8% compared to 68.7% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the loss ratio resulted from lower selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years. This was the result, primarily, of revisions to our selected ultimate losses on certain casualty lines due to a decrease in our incurred but not reported claim reserves. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $13.3 million, or 23.4%, to $69.9 million for the three months ended June 30, 2016 from $56.7 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $34.3 million and $30.7 million earned during the three months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its proportionate share of our overall policy acquisition expense. The expense ratio was 27.9% for the three months ended June 30, 2016 compared to 28.1% for the three months ended

June 30, 2015. The decrease in the expense ratio during the three months ended June 30, 2016 related to the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $4.4 million, or 67%, to $10.8 million for the three months ended June 30, 2016 from $6.5 million for the three months ended June 30, 2015. The increase resulted from higher earned premium and a decrease in the combined ratio in 2016 compared to 2015.

Specialty Program Segment Results of Operations for the Six Months Ended June 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $16.6 million, or 2.4%, to $698.5 million for the six months ended June 30, 2016 from $681.8 million for the same period in 2015. Gross written premium increased modestly period over period as increases in gross written premium from the acquisition of Republic, which was $52 million, were partially offset by the termination or curtailment of certain commercial package programs. Additionally, during the six months ended June 30, 2015, we wrote one large policy for approximately $16 million that had an 18-month policy term, which if it is renewed, will not be renewed until the third quarter of 2016.

Net Written Premium. Net written premium increased $61.3 million, or 14.7%, to $478.1 million for the six months ended June 30, 2016 from $416.8 million for the same period in 2015. The increase in net written premium resulted from the cession of a smaller percentage of gross written premium to reinsurers during 2016 compared to 2015, and an increase in gross written premium for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Our overall retention of gross written premium for the segment was 68.4% and 61.1% for the six months ended June 30, 2016 and 2015, respectively. The increase in the retention of gross written premium related to an increase in business written that is not covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $101.0 million, or 25.4%, to $499.2 million for the six months ended June 30, 2016 from $398.2 million for the same period in 2015. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the twelve months ended June 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $72.5 million, or 26.9%, to $341.6 million for the six months ended June 30, 2016, compared to $269.1 million for the same period in 2015. Our loss ratio for the segment increased to 68.4% compared to 67.6% for the six months ended June 30, 2016 and 2015, respectively. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years. This was the result, primarily, of revisions to our selected ultimate losses on certain casualty lines due to an increase in our incurred but not reported claim reserves. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $26.4 million, or 24.3%, to $134.8 million for the six months ended June 30, 2016 from $108.4 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $68.5 million and $57.6 million earned during the six months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 27.0% for the six months ended June 30, 2016 compared to 27.2% for the six months ended June 30, 2015. The decrease in the expense ratio during the three months ended June 30, 2016 related to the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $2.2 million, or 10.4%, to $22.9 million for the six months ended June 30, 2016 from $20.7 million for the six months ended June 30, 2015 due to an increase in earned premium, partially offset by an increase in the combined ratio in 2016 compared to 2015.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $1,216 million and $874 million in the six months ended June 30, 2016 and 2015, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
(Amounts in Thousands)	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$618,762	$166,629
Investing activities	(873,698)	(715,062)
Financing activities	353,113	494,014

Net cash provided by operating activities for the six months ended June 30, 2016 increased compared to cash provided by operating activities in the six months ended June 30, 2015. The increase in cash provided from operations resulted primarily from an increase in reinsurance premium payable, loss and loss expense reserves and unearned premiums in 2016 compared to 2015.

Net cash used in investing activities was approximately $873.7 million during the six months ended June 30, 2016 and consisted primarily of approximately $452 million for the net purchase of fixed maturity securities, equity securities and short-term investments, approximately $211 million for an increase in restricted cash, approximately $119 million for acquisitions, and approximately $66 million for capital expenditures. Net cash used in investing activities was $715 million for the six months ended June 30, 2015 and consisted primarily of approximately $569 million for the net purchase of fixed maturity securities, equity securities, and short-term investments, approximately $63 million for restricted cash, approximately $121 million for acquisitions and approximately $44 million for capital expenditures, partially offset by the net proceeds of approximately $81 million received from the maturity of life settlement contracts.

Net cash provided by financing activities was approximately $353 million for the six months ended June 30, 2016 compared to approximately $494 million net cash provided by financing activities during the six months ended June 30, 2015. In 2016, we issued preferred stock for approximately $139 million, entered into secured loans of approximately $39 million and entered into repurchase transactions of approximately $367 million, which was partially offset by common and preferred stock dividends paid of approximately $73 million, and approximately $104 million to repurchase shares of our stock. In 2015, we issued preferred stock for approximately $177 million, common stock for approximately $172 million, issued $150 million in subordinated notes, entered into a repurchase agreements for approximately $49 million and utilized approximately $65 million of our revolving credit facility, which was partially offset by common and preferred stock dividends paid of approximately $54 million, and payment of approximately $54 million to settle conversions of our 2021 Notes.

Other Material Changes in Financial Position

(Amounts in thousands)	June 30, 2016	December 31, 2015
Selected Assets:
Fixed maturities, available-for-sale	$6,838,968	$5,433,797
Premium receivable, net	2,562,165	2,115,653
Reinsurance recoverable	3,856,087	3,008,670

Selected Liabilities:
Loss and loss expense reserve	9,097,408	7,208,367
Unearned premium	4,819,255	4,014,728
Debt	1,229,599	989,356

The increase in fixed maturities, available-for-sale, from December 31, 2015 to June 30, 2016 was primarily attributable to the acquisitions and utilization of cash from our preferred shared offering during the six months ended June 30, 2016. The increase in premium receivable, net related to higher premium writings and the acquisition of Republic. The majority of the increase in reinsurance recoverable related to the acquisition of Republic. The increase in loss and loss expense reserve and unearned premium related to an increase in premium writings and acquisitions. The increase in debt related primarily to the acquisition of Republic.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the six months ended June 30, 2016 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$1,941
B	7.25	105,000	4,200,000	1,000	101,702	1,903
C	7.625	80,000	3,200,000	1,000	77,480	1,525
D	7.50	182,500	7,300,000	1,000	176,529	3,422
E	7.75	143,750	5,750,000	1,000	139,042	2,785

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

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of June 30, 2016, we had outstanding borrowings of $130 million and outstanding letters of credit in place under this Credit Agreement of $120.1 million, which reduced the total aggregate availability under the facility to $99.9 million and the availability for letters of credit to $54.9 million.

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

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $2.3 million and $1.5 million for six months ended June 30, 2016 and 2015, respectively.

Funds at Lloyd's facility

We use this £300 million (or $399 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2016 underwriting year of account, as well as prior open years of account. The facility is 35% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII's then-current financial strength rating issued by A.M. Best. As of June 30, 2016, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on AII's A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and pay a facility fee upon closing of 0.15% of the total aggregate commitment.

As of June 30, 2016, the Company had outstanding letters of credit of £300.0 million (or $390.4 million) in place under this credit facility, which reduced the aggregate availability under this facility to £6.8 million (or $9.0 million). We recorded total interest expense of approximately $2.3 million and $1.7 million during the six months ended June 30, 2016 and 2015, respectively.

Other letter of credit facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.5 million was utilized as of June 30, 2016. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $1.7 million as of June 30, 2016.

Through our acquisition of Nationale Borg, we assumed their existing credit facilities pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. The credit facilities are with Deutsche Bank Netherlands N.V. and ING Bank N.V. and are primarily used to obtain guarantees for the benefit of financial institutions. The credit limit under these credit facilities is approximately £76.6 million (or $87.3 million). The credit facilities were utilized for £61.2 million (or $67.9 million) as of June 30, 2016. We recorded total interest expense of $0.1 million for the six months ended June 30, 2016.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $214 million of Convertible Senior Notes due 2044 ("2044 Notes"), with a carrying value of approximately $163 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally, we have an outstanding principal balance of $6 million of Convertible Senior Notes due 2021 ("2021 Notes"), with a carrying a value of approximately $5 million, that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $6.2 million and $6 million during the six months ended June 30, 2016 and 2015, respectively. Interest expense recognized on the 2021 Notes was $0.2 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 ("2023 Notes"), with a carrying value of approximately $248 million, that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of June 30, 2016, the consolidated leverage ratio was less than 30%. Interest expense recognized on the 2023 Notes was approximately $7.8 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively. For further information on the 2023 Notes, including restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "7.25% 2055 Notes"), with a carrying value of approximately $145 million that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The 7.25% 2005 Notes mature on June 15, 2055. We have the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.25% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $5.5 million and

$0.4 million for the six months ended June 30, 2016 and 2015, respectively. For further information on the 7.25% 2055 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

2035-2037 Notes

We have outstanding $124 million aggregate principal amount of four junior subordinated debenture notes ("2035-2037 Notes"). These debenture notes, maturing between 2035 and 2037, were issued by us using the proceeds from issuing trust preferred securities in connection with establishing four special purpose trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $3.1 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively. For further information on the 2035-2037 Notes, see Note 12. "Debt" in the audited consolidated financial statements included elsewhere in this report.

2033-2037 Notes

Through our acquisition of Republic, we assumed $93 million aggregate principal amount of five junior subordinated debenture notes ("2033-2037 Notes"). These debenture notes mature between 2033 and 2037. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $0.8 million for the six months ended June 30, 2016.

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes"), with a carrying value of approximately $131 million, that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $5.1 million for the six months ended June 30, 2016. For further information on the 7.50% 2055 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Delek Promissory Note

We have outstanding a term promissory note to Delek Finance U.S. Inc. in the amount of $104.7 million that we issued as part of the consideration for our acquisition of Republic. The principal will be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event we are required to pay indebtedness under our revolving credit facility or our 2023 Notes on an accelerated basis, the holder of the term promissory note may cause us to repay unpaid principal and interest immediately. We recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $1.2 million for the three and six months ended June 30, 2016.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the six months ended June 30, 2016.

Contractual Obligations

During the six months ended June 30, 2016, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $1,795 million, or 25.8%, to $8.8 billion for the six months ended June 30, 2016 from $7.0 billion as of December 31, 2015. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the six months ended June 30, 2016 compared to December 31, 2015 was primarily attributable to the acquisition of ARI, Genworth, Nationale Borg and Republic, as well as the utilization of excess cash from our equity offering during the fourth quarter of 2015. Our fixed maturity securities, including fixed maturity securities pledged to support our repurchase agreement, had a fair value of $6.8 billion and an amortized cost of $6.6 billion as of June 30, 2016. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $188.7 million with a cost of $180.8 million as of June 30, 2016.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	June 30, 2016		December 31, 2015
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,601,518	18.2%	$1,312,669	18.9%
Short-term investments	127,880	1.5	84,266	1.2
U.S. treasury securities	277,324	3.2	70,759	1.0
U.S. government agencies	9,748	0.1	45,558	0.7
Municipals	878,185	10.0	540,426	7.8
Foreign government	130,281	1.5	113,745	1.6
Commercial mortgage back securities	191,087	2.2	151,318	2.2
Residential mortgage backed securities:
Agency backed	1,155,030	13.2	974,838	14.0
Non-agency backed	53,151	0.6	120,229	1.7
Collateralized loan / debt obligations	361,074	4.1	226,094	3.2
Asset-backed securities	25,643	0.3	31,837	0.5
Corporate bonds	3,757,445	43.0	3,158,993	45.3
Preferred stocks	3,596	—	4,989	0.1
Common stocks	185,131	2.1	126,779	1.8
	$8,757,093	100.0%	$6,962,500	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2016 and December 31, 2015, as rated by Standard and Poor’s.

	June 30, 2016	December 31, 2015
U.S. Treasury	4.1%	1.3%
AAA	8.4	12.2
AA	31.3	29.0
A	28.8	28.8
BBB, BBB+, BBB-	23.7	25.8
BB, BB+, BB-	2.1	1.9
B, B+, B-	0.4	0.1
Other	1.2	0.9
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.28	3.1	1.73	3.9
U.S. government agencies	2.29	4.4	2.63	4.2
Foreign government	2.16	5.2	2.27	5.7
Corporate bonds	3.67	5.9	3.33	6.1
Municipal bonds	3.20	7.2	3.33	6.9
Collateralized loan / debt obligations	4.77	0.5	4.22	1.1
Mortgage and asset backed securities	3.32	5.2	3.38	4.6

As of June 30, 2016, the weighted average duration of our fixed income securities was approximately 5.48 years and had an average yield of 3.47%.

Other investments represented approximately1.5% and 1.4% of our total investment portfolio as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, other investments consisted primarily of real estate partnerships totaling $82 million, private limited partnerships totaling $20 million, an interest in a syndicated term loan of $6 million, and annuity and other investments totaling $17 million. At December 31, 2015, other investments consisted primarily of real estate partnerships totaling $64.9 million, private limited partnerships totaling $21.2 million, an interest in a syndicated term loan of $6.3 million, and annuity and other investments totaling $6.7 million.

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

Quarterly, our Investment Committee (“Committee”) evaluates each available-for-sale security that has an unrealized loss as of the end of the subject reporting period for OTTI. We generally consider an investment, primarily equity securities, to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

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

The impairment charges of our fixed and equity securities classified as available-for-sale for the six months ended June 30, 2016 and 2015 are presented in the table below:

(Amounts in Thousands)	2016	2015
Equity securities	$16,956	$1,192
Fixed maturity securities	—	1,290
	$16,956	$2,482

Additionally, we had gross unrealized losses of $61.6 million related to available-for-sale fixed maturity securities and $7.6 million related to available-for-sale equity securities during the six months ended June 30, 2016.

As of June 30, 2016, we own 2,250 purchase lots of corporate bonds in the financial institutions, industrial, and other sectors, which account for approximately 31%, 21% and 3%, respectively, and 55% in the aggregate of the total fair value of our fixed maturity securities, and 30%, 41% and 8%, respectively, and 79% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $7.6 million as of June 30, 2016 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities (excluding $127.9 million of short-term deposits) with a fair value of $6.8 billion and carrying value of $6.6 billion as of June 30, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of June 30, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$6,210,277	$(628,693)	(18.4)%
100 basis point increase	6,511,946	(327,022)	(9.6)%
No change	6,838,968	—	—
100 basis point decrease	7,176,583	337,615	9.9%
200 basis point decrease	7,532,958	693,990	20.3%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $1,414.1 million of debt instruments (including a $168.0 million Maiden collateral loan) of which $955 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $4.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euros and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $68.3 million after tax realized currency loss based on our outstanding foreign denominated reserves of $2,102 million at June 30, 2016.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of June 30, 2016, the equity securities in our investment portfolio had a fair value of $188.7 million, representing approximately 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of June 30, 2016.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
25% increase	$235,909	$47,182	0.9%
No change	188,727	—
25% decrease	141,545	(47,182)	(0.9)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at fair value and, as of June 30, 2016, was $21.2 million and consisted primarily of equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at June 30, 2016.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Securities Class Actions and Derivative Suit

We and certain of our officers were defendants in related putative securities class action lawsuits filed in February 2014 in the United States District Court for the Southern District of New York. Plaintiffs in the lawsuits purported to represent a class of our stockholders who purchased shares between February 15, 2011 and December 11, 2013. On April 24, 2014, the court issued an order consolidating the related actions, appointing lead plaintiffs and approving the selection of co-lead counsel. On September 4, 2014, the lead plaintiffs filed a consolidated amended complaint. The consolidated amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 11 of the Securities Act of 1933, as amended, and sought damages in an unspecified amount, attorney’s fees and other relief. The lead plaintiffs asserted the Section 11 claim on behalf of persons or entities who purchased our Series A preferred stock in or traceable to our public offering on June 5, 2013, and did not sell those shares of Series A preferred stock prior to December 12, 2013. On October 24, 2014, we filed a motion to dismiss the consolidated amended complaint, which was granted with prejudice on September 29, 2015. On October 19, 2015, the plaintiffs filed a notice of appeal, which appeal was heard by the Second Circuit Court of Appeals on April 18, 2016. On May 16, 2016, the Second Circuit Court of Appeals affirmed the judgment of the District Court for the Southern District of New York, dismissing with prejudice the consolidated amended complaint and concluding this matter in our favor.

In addition, we have received three stockholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records. On April 7, 2015, one of those stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against our board of directors, Leah Karfunkel, and ACP Re, Ltd., as defendants. Cambridge amended its complaint on November 3, 2015 to add National General Holdings Corp. as a defendant. The stockholder purports to bring the derivative action on our behalf, alleging breaches of the duties of loyalty and care on the part of our directors and majority shareholders related to our transactions involving Tower Group International, Ltd. Cambridge's claim against National General Holdings Corp. and ACP Re, Ltd. is for unjust enrichment. The amended complaint seeks damages, disgorgement and reform of our governance practices. We believe the allegations in this action to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

Trust Risk Group dispute

In October 2014, a dispute arose between our subsidiary, AmTrust Europe Ltd., and its Italian medical liability broker, Trust Risk Group SpA ("TRG"), and agent, Trust Risk Italia SRL ("TRI," a subsidiary of TRG, collectively, “TRG”). TRG asserted that it was entitled to advanced commissions of approximately €95.8 million (or $106.3 million) related to our Italian medical liability business produced by TRG. TRG deducted approximately €42.2 million (or $46.8 million) from premium payable to us with the intention of deducting approximately €48.7 million (or $54.1 million) from future premium payable to us. We disputed that TRG was entitled to advanced commission. We terminated our brokerage and agency relationship with TRG and TRI, respectively, and notified our insureds and retail brokers to pay premiums directly to us.
TRG initiated two arbitration proceedings against us in Milan, Italy seeking monetary damages based upon its allegations that we improperly terminated the producer agreements and an entitlement to advanced commissions on the business produced for us. Subsequently, we commenced litigation in England and the U.S. against Antonio Somma, the current or former principal of TRG, and Marco Lacchini, the chairman of the two arbitration proceedings pending in Milan, Italy. We brought the English and U.S. legal actions based on allegations that the two ongoing Italian arbitrations were not being conducted in accordance with the law, as well as certain other matters. We were successful in our application in Italy to remove Mr. Lacchini as chairman of the two arbitral tribunals.

On July 15, 2016, the parties reached a settlement agreement that included the dismissal of all actions, claims and counterclaims among the parties, the terms of which all parties agreed to keep confidential.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes to the risk factors described in our Form 10-K.

The vote by the United Kingdom to leave the European Union could adversely affect us.

The United Kingdom (U.K.) held a referendum on June 23, 2016, in which a majority voted for the U.K.’s exit from the European Union (E.U.), commonly referred to as “Brexit.” As a result of this vote, it is expected that the U.K. will serve notice to withdraw from the E.U. and commence negotiations to determine the terms of that withdrawal, as well as the future terms of its relationship with the E.U. The effects of Brexit will depend on any agreements made during these negotiations, and as a result, our U.K. insurers and Lloyd’s syndicates face potential uncertainty regarding, among other things, the ability to transact business in E.U. countries. In addition, Brexit could adversely affect European or worldwide political, economic or market conditions and could lead to instability in global financial markets. Brexit could also lead to legal uncertainty and differing national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Until Brexit takes effect, which may not happen for two years or more, the U.K. remains a full member of the E.U. and our U.K. insurers and Lloyd’s syndicates retain their access to transact business in other E.U. countries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a $150 million share repurchase program. In the second quarter of 2016, we entered into an amendment to our $350 million credit facility that expanded the restrictive covenant related to our repurchase of shares of our outstanding common stock. In connection with the amendment, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. We completed approximately $80 million of common share repurchases during the second quarter of 2016 under this authorization.

The following table summarizes our stock repurchases for the three-month period ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program (1)
April 1 - 30, 2016	2,096,017	24.79	2,096,017	$223,680,225
May 1 - 31, 2016	448,506	25.93	448,506	212,050,450
June 1 - 30, 2016	1,031,337	24.57	1,031,337	186,707,462
Total	3,575,860		3,575,860	$186,707,462

(1) In April 2016, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. From January 1, 2016 through June 30, 2016, we repurchased 4,164,958 common shares for approximately $103 million under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed herewith).

3.2
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 19, 2016).

10.1
Amending Agreement, dated April 14, 2016, related to the £300,000,000 Facility Agreement, dated November 24, 2015, among AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited, AmTrust International Insurance, Ltd., the Company and ING Bank N.V. London Branch, and The Bank of Nova Scotia, London Branch (filed herewith).

10.2
Term Promissory Note, dated April 18, 2016, issued by the Company in favor of Delek Finance US Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on April 20, 2016).

10.3
Amendment No. 5, dated May 12, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 12, 2016).

10.4*	2010 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 29, 2016).

10.5*
Form of Restricted Stock Unit Agreement, amended and restated effective May 19, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 19, 2016).

10.6
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement, effective September 30, 2015, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (filed herewith).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2016.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2016.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2016.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2016.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	August 9, 2016	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer