Form 10-Q
period 2016-09-30
Amtrust Financial Services, Inc.
filed 2016-11-14
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of November 1, 2016, the Registrant had one class of Common Stock ($.01 par value), of which 170,450,763 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(In Thousands, Except Par Value)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,800,294; $5,482,042)	$7,043,815	$5,433,797
Equity securities, available-for-sale, at fair value (cost $160,011; $109,346)	165,743	104,497
Equity securities, trading, at fair value (cost $34,091; $26,937)	34,439	27,271
Short-term investments	49,008	84,266
Equity investment in unconsolidated subsidiaries – related party	153,040	138,023
Other investments (related party $67,077; $64,869; recorded at fair value $40,267; $30,309)	125,201	99,012
Total investments	7,571,246	5,886,866
Cash and cash equivalents	1,092,836	931,970
Restricted cash and cash equivalents	557,159	380,699
Accrued interest and dividends	52,569	51,487
Premiums receivable, net	2,405,638	2,115,653
Reinsurance recoverable (related party $2,376,739; $1,963,140)	4,040,073	3,008,670
Prepaid reinsurance premium (related party $1,196,420; $1,066,961)	2,018,372	1,531,866
Other assets (related party $177,352; $189,223; recorded at fair value $332,085; $264,001)	1,393,379	1,398,064
Deferred policy acquisition costs	964,642	704,243
Property and equipment, net	339,063	281,456
Goodwill	654,861	432,700
Intangible assets	429,700	367,345
	$21,519,538	$17,091,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$9,427,770	$7,208,367
Unearned premiums	4,900,926	4,014,728
Ceded reinsurance premiums payable (related party $734,103; $379,988)	932,199	651,051
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $92,337; $132,558)	1,317,386	1,140,830
Debt	1,235,316	989,356
Total liabilities	17,813,597	14,004,332
Commitments and contingencies
Redeemable non-controlling interest	1,187	1,172
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 196,455 issued in 2016 and 2015, respectively; 170,427 and 175,915 outstanding in 2016 and 2015, respectively	1,965	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,399 and 4,968 issued and outstanding; $913,750 and $482,500 aggregated liquidation preference in 2016 and 2015, respectively.	913,750	482,500
Additional paid-in capital	1,376,463	1,383,492
Treasury stock at cost; 26,028 and 20,540 shares in 2016 and 2015, respectively	(311,328)	(162,867)
Accumulated other comprehensive loss, net of tax	(51,024)	(130,262)
Retained earnings	1,591,664	1,334,233
Total AmTrust Financial Services, Inc. equity	3,521,490	2,909,060
Non-controlling interest	183,264	176,455
Total stockholders’ equity	3,704,754	3,085,515
	$21,519,538	$17,091,019

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premium income:
Net written premium	$1,216,050	$1,142,983	$3,705,165	$3,194,893
Change in unearned premium	(19,814)	(97,575)	(252,895)	(231,138)
Net earned premium	1,196,236	1,045,408	3,452,270	2,963,755
Service and fee income (related parties - three months $19,367; $19,250 and nine months $61,137; $57,935)	146,611	126,143	429,082	346,766
Net investment income	59,919	40,425	160,079	111,281
Net realized gain on investments	8,230	17,682	31,304	30,693
Total revenues	1,410,996	1,229,658	4,072,735	3,452,495
Expenses:
Loss and loss adjustment expense	811,048	709,604	2,310,514	1,961,362
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $158,216; $138,036 and nine months $440,561; $385,945)	283,958	258,016	847,395	728,402
Other	137,542	116,900	398,698	313,487
Total expenses	1,232,548	1,084,520	3,556,607	3,003,251
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	178,448	145,138	516,128	449,244
Other income (loss):
Interest expense (net of interest income - related party - three months $2,061; $2,115 and nine months $6,436; $6,514)	(23,950)	(12,862)	(61,388)	(32,763)
Loss on extinguishment of debt	—	(557)	—	(5,271)
Gain on investment in life settlement contracts net of profit commission	5,485	4,616	28,891	19,085
Foreign currency (loss) gain	(8,320)	24,721	(70,428)	17,355
Acquisition gain on purchase	—	5,826	48,775	5,826
Total other income (loss)	(26,785)	21,744	(54,150)	4,232
Income before income taxes and equity in earnings of unconsolidated subsidiaries	151,663	166,882	461,978	453,476
Provision for income taxes	35,516	(12,649)	91,160	38,635
Income before equity in earnings of unconsolidated subsidiaries	116,147	179,531	370,818	414,841
Equity in earnings of unconsolidated subsidiaries – related parties	1,954	13,477	12,532	23,048
Net income	$118,101	$193,008	$383,350	$437,889
Net income attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(2,975)	(1,511)	(12,809)	(6,940)
Net income attributable to AmTrust Financial Services, Inc.	$115,126	$191,497	$370,541	$430,949
Dividends on preferred stock	(11,576)	(8,789)	(31,943)	(22,797)
Net income attributable to AmTrust common stockholders	$103,550	$182,708	$338,598	$408,152
Earnings per common share:
Basic earnings per share	$0.61	$1.10	$1.96	$2.48
Diluted earnings per share	$0.60	$1.09	$1.93	$2.43
Dividends declared per common share	$0.17	$0.15	$0.47	$0.40
Net realized loss on investments:
Total other-than-temporary impairment loss	$(9,461)	$(7,636)	$(26,417)	$(10,118)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(9,461)	(7,636)	(26,417)	(10,118)
Net realized gain on available for sale securities	14,380	16,049	53,106	29,306
Net unrealized gain on trading securities and other investments	3,311	9,269	4,615	11,505
Net realized investment gain (loss)	$8,230	$17,682	$31,304	$30,693
See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$118,101	$193,008	$383,350	$437,889
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(89,218)	2,128	(173,883)	(49,204)
Change in fair value of interest rate swap	253	107	540	297
Unrealized gain (loss) on securities:
Gross unrealized holding gain (loss)	31,529	(25,611)	331,761	(106,105)
Tax expense (benefit) arising during period	(41,602)	(8,964)	61,187	(37,137)
Net unrealized holding gain (loss)	73,131	(16,647)	270,574	(68,968)
Reclassification adjustments for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	5,989	1,088	16,526	1,046
Other net realized (gain) loss on investments	(9,388)	751	(34,519)	(412)
Reclassification adjustments for investment gain (loss) included in net income:	(3,399)	1,839	(17,993)	634
Other comprehensive income (loss), net of tax	$(19,233)	$(12,573)	$79,238	$(117,241)
Comprehensive income	98,868	180,435	462,588	320,648
Less: Comprehensive income attributable to redeemable non-controlling interest and non-controlling interest	2,975	1,511	12,809	6,940
Comprehensive income attributable to AmTrust Financial Services, Inc.	$95,893	$178,924	$449,779	$313,708

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$383,350	$437,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,779	61,602
Net amortization of bond premium or discount	21,983	11,845
Equity earnings on investment in unconsolidated subsidiaries	(12,532)	(23,048)
Gain on investment in life settlement contracts, net	(28,891)	(19,085)
Realized gain on available for sale securities and unrealized gain on trading securities	(57,721)	(40,811)
Non-cash write-down of available for sale securities	26,417	10,118
Discount on notes payable	4,420	4,226
Stock based compensation	17,433	16,678
Loss on extinguishment of debt	—	5,271
Bad debt expense	15,199	13,943
Foreign currency loss (gain)	70,428	(17,355)
Acquisition gain on purchase	(48,775)	(5,826)
Changes in assets - (increase) decrease:
Premiums and note receivables	(265,477)	(492,354)
Reinsurance recoverable	(361,794)	(510,397)
Deferred policy acquisition costs, net	(260,399)	(87,597)
Prepaid reinsurance premiums	(486,506)	(304,361)
Other assets	177,545	(428,504)
Changes in liabilities - increase (decrease):
Reinsurance premium payable	316,497	138,192
Loss and loss expense reserve	1,189,411	999,371
Unearned premiums	513,141	495,499
Funds held under reinsurance treaties	(7,487)	20,685
Accrued expenses and other current liabilities	(669,059)	360,490
Deferred taxes	212,952	(178,363)
Net cash provided by operating activities	839,914	468,108
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,839,005)	(1,671,330)
Purchases of equity securities, available-for-sale	(129,716)	(32,898)
Purchase of equity securities, trading	(150,654)	(154,524)
Purchase of other investments	(22,555)	(74,562)
Sales of fixed maturities, available-for-sale	1,537,296	971,448
Sales of equity securities, available-for-sale	110,895	18,639
Sales of equity securities, trading	155,502	161,723
Sales of other investments	3,371	2,960
Net sale of short term investments	(99,320)	48,165
Net (purchase) sale of securities sold but not purchased	(14,848)	75,573
Acquisition of life settlement contracts	(15,880)	—
Receipt of life settlement contract proceeds	38,247	86,033
Acquisition of subsidiaries, net of cash obtained	(139,038)	(219,568)
Change in restricted cash and cash equivalents	(176,428)	(70,846)
Purchase of property and equipment	(93,787)	(100,421)
Net cash used in investing activities	(835,920)	(959,608)

Cash flows from financing activities:
Revolving credit facility borrowings	—	430,000
Revolving credit facility payments	—	(420,000)
Secured loan proceeds	45,809	10,250
Secured loan agreements payments	(5,372)	(5,234)
Convertible senior notes settlement	(10)	(62,079)
Subordinated notes due 2055 proceeds	—	285,000
Financing fees	—	(9,451)
Common stock issuance	276	171,672
Common stock repurchase	(152,395)	—
Preferred stock issuance	417,264	176,529
Non-controlling interest capital distributions from consolidated subsidiaries, net	(5,984)	14,451
Stock option exercise and other	(6,819)	(219)
Dividends distributed on common stock	(78,501)	(60,498)
Dividends distributed on preferred stock	(31,943)	(22,797)
Net cash provided by financing activities	182,325	507,624
Effect of exchange rate changes on cash	(25,453)	(8,221)
Net increase in cash and cash equivalents	160,866	7,903
Cash and cash equivalents, beginning of the period	931,970	902,750
Cash and cash equivalents, end of the period	$1,092,836	$910,653
Supplemental Cash Flow Information
Income tax payments	$24,565	$231,684
Interest payments on debt	$46,133	$31,573
Declared dividends on common stock	$81,167	$66,121

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
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

Correction of an Immaterial Error

The Company identified an immaterial error related to its classification on the consolidated statement of cash flows for purchases and sales of securities sold but not yet purchased, at fair value. The Company determined that in prior periods reported, these amounts were improperly reflected as changes in accrued expenses and other current liabilities in cash flow from operating activities instead of securities sold but not yet purchased, at fair value, in cash flow from investing activities. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the consolidated statement of cash flows for the nine months ended September 30, 2015 by presenting this amount separately within investing activities and decreasing the changes in accrued expenses and other current liabilities within operating activities. The impact of the error decreased the Company's net cash provided by operating activities by $75,573 and increased the Company's cash flows from investing activities by an equivalent amount for the period ended September 30, 2015.

2.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that are of significance, or potential significance, to the Company.

Recent Accounting Standards, Adopted

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-07, Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which provides guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and limits certain disclosure requirements only to investments for which the entity elects to measure the fair value using that practical expedient. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively for all periods presented. The Company adopted this ASU on January 1, 2016. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

Recent Accounting Standards, Not Yet Adopted

In August 2016, due to divergent practices for reporting certain cash receipts and cash payments on the statement of cash flows, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance and clarification for eight specific cash flow issues, which include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank owned life insurance policies, distributions received from equity-method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The update takes effect for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In June 2016, the FASB completed its Financial Instruments—Credit Losses project by issuing ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which improves the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying that 1) an entity determines whether it is a principal or an agent for each specific good or service promised to the customer; 2) an entity determines the nature of each specific good or service; 3) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer, (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity's behalf, or (c) a good or service from the other party that is combined with other goods or services to provide the specific good or service to the customer; and 4) the purpose of the indicators in paragraph 606-10-55-39 in Topic 606 is to support or assist in the assessment of control. The effective date and transition requirement for this ASU are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

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

In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosure about Short-Duration Contracts, which provides certain new and additional disclosure requirements about the liability for unpaid claims and claim adjustment expenses associated with short-duration contracts as defined in Topic 944. Pursuant to the updated guidance, all insurance entities that issue short-duration contracts are required to disclose, among other things, incurred and paid claims development information, a reconciliation of such information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, and significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements. The updated guidance was effective for reporting periods beginning after December 15, 2015, and is applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

3.	Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of September 30, 2016 and December 31, 2015, are presented below:

(Amounts in Thousands) As of September 30, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$4,044	$—	$(48)	$3,996
Common stock	155,967	12,067	(6,287)	161,747
U.S. treasury securities	292,558	3,179	(16)	295,721
U.S. government agencies	7,567	112	—	7,679
Municipal bonds	850,475	26,974	(1,460)	875,989
Foreign government	134,355	8,435	(528)	142,262
Corporate bonds:
Finance	1,511,610	70,747	(12,751)	1,569,606
Industrial	2,087,449	114,255	(18,256)	2,183,448
Utilities	207,328	8,244	(1,869)	213,703
Commercial mortgage backed securities	174,224	6,143	(650)	179,717
Residential mortgage backed securities:
Agency backed	1,028,335	32,991	(81)	1,061,245
Non-agency backed	61,910	1,662	(377)	63,195
Collateralized loan / debt obligations	419,597	7,694	(1,622)	425,669
Asset-backed securities	24,886	814	(119)	25,581
	$6,960,305	$293,317	$(44,064)	$7,209,558

(Amounts in Thousands) As of December 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$4,869	$150	$(30)	$4,989
Common stock	104,477	3,816	(8,785)	99,508
U.S. treasury securities	69,547	1,470	(258)	70,759
U.S. government agencies	45,586	235	(263)	45,558
Municipal bonds	530,004	11,952	(1,530)	540,426
Foreign government	109,645	4,912	(812)	113,745
Corporate bonds:
Finance	1,358,765	38,058	(34,393)	1,362,430
Industrial	1,706,772	20,542	(80,251)	1,647,063
Utilities	157,067	1,548	(9,115)	149,500
Commercial mortgage backed securities	151,164	1,334	(1,180)	151,318
Residential mortgage backed securities:
Agency backed	964,059	14,912	(4,133)	974,838
Non-agency backed	124,046	322	(4,139)	120,229
Collateralized loan / debt obligation	232,245	10	(6,161)	226,094
Asset backed securities	33,142	4	(1,309)	31,837
	$5,591,388	$99,265	$(152,359)	$5,538,294

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2016, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Mexico.

Proceeds from the sale of investments in available-for-sale securities during the three months ended September 30, 2016 and 2015 were approximately $647,928 and $417,517, respectively. Proceeds from the sale of investments in available-for-sale securities during the nine months ended September 30, 2016 and 2015 were approximately $1,648,193 and $990,087, respectively.

A summary of the Company’s available-for-sale fixed maturities as of September 30, 2016 and December 31, 2015, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$257,764	$258,760	$125,563	$124,763
Due after one through five years	1,487,745	1,523,695	913,365	909,634
Due after five through ten years	2,947,206	3,091,368	2,586,061	2,537,734
Due after ten years	398,638	414,597	352,397	357,288
Mortgage and asset backed securities	1,708,941	1,755,395	1,504,656	1,504,378
Total fixed maturities	$6,800,294	$7,043,815	$5,482,042	$5,433,797

The total other-than-temporary impairment ("OTTI") charges of our fixed maturities and equity securities classified as available-for-sale is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Equity securities recognized in earnings	$3,021	$84	$19,977	$1,276
Fixed-maturity securities recognized in earnings	—	7,552	—	8,842
Other investments	6,440	—	6,440	—
	$9,461	$7,636	$26,417	$10,118

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2016 and December 31, 2015:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of September 30, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$49,144	$(6,039)	100	$1,279	$(297)	24	$50,423	$(6,336)
U.S. treasury securities	26,829	(15)	19	649	(1)	1	27,478	(16)
U.S. government agencies	178	—	2	—	—	—	178	—
Municipal bonds	103,790	(895)	98	12,175	(565)	24	115,965	(1,460)
Foreign government	10,311	(528)	12	—	—	—	10,311	(528)
Corporate bonds:
Finance	203,687	(11,638)	121	50,990	(1,113)	27	254,677	(12,751)
Industrial	237,197	(14,607)	126	87,030	(3,647)	54	324,227	(18,254)
Utilities	22,028	(1,116)	21	8,922	(754)	4	30,950	(1,870)
Commercial mortgage backed securities	13,077	(216)	12	12,202	(435)	38	25,279	(651)
Residential mortgage backed securities:
Agency backed	9,265	(59)	27	2,414	(22)	22	11,679	(81)
Non-agency backed	17,544	(376)	18	63	(2)	2	17,607	(378)
Collateralized loan / debt obligations	47,636	(273)	19	60,349	(1,349)	23	107,985	(1,622)
Asset-backed securities	9,462	(116)	19	510	(3)	6	9,972	(119)
Total temporarily impaired securities	$750,148	$(35,878)	594	$236,583	$(8,188)	225	$986,731	$(44,066)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common and preferred stock	$59,302	$(8,711)	67	$402	$(104)	2	$59,704	$(8,815)
U.S. treasury securities	31,658	(232)	77	2,586	(26)	8	34,244	(258)
U.S. government agencies	22,412	(262)	20	182	(1)	2	22,594	(263)
Municipal bonds	121,550	(867)	111	17,163	(663)	30	138,713	(1,530)
Foreign government	18,598	(688)	27	5,977	(124)	1	24,575	(812)
Corporate bonds:
Finance	604,898	(33,068)	349	59,020	(1,325)	22	663,918	(34,393)
Industrial	858,632	(65,887)	633	82,495	(14,364)	55	941,127	(80,251)
Utilities	79,358	(5,305)	113	7,712	(3,810)	5	87,070	(9,115)
Commercial mortgage backed securities	35,405	(1,079)	100	2,870	(101)	6	38,275	(1,180)
Residential mortgage backed securities:
Agency backed	334,224	(2,788)	163	35,446	(1,345)	29	369,670	(4,133)
Non-agency backed	95,001	(4,077)	39	4,023	(62)	4	99,024	(4,139)
Collateralized loan / debt obligations	201,086	(6,161)	78	—	—	—	201,086	(6,161)
Asset-backed securities	30,302	(1,309)	70	—	—	—	30,302	(1,309)
Total temporarily impaired securities	$2,492,426	$(130,434)	1,847	$217,876	$(21,925)	164	$2,710,302	$(152,359)

There are 819 and 2,011 securities at September 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At September 30, 2016, the Company determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. The Company considers an investment, primarily equity securities, to be impaired when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1,000,000 and in excess of 25% of cost if the issuer has a market capitalization of $1,000,000 or more) for over 24 months. Additionally, other factors influencing the Company’s determination that unrealized losses were temporary included an evaluation of the investment’s discounted cash flows, the magnitude of the unrealized losses in relation to each security’s cost, near-term and long-term prospects of the issuer or the issuer's ability to have adequate resources to fulfill contractual obligations, the nature of the investment and management’s intent not to sell these securities, and it being not more likely than not that the Company will be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis. As of September 30, 2016, for the $8,188 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $800 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized appreciation and depreciation of trading securities as of September 30, 2016 and December 31, 2015 are presented in the tables below:

(Amounts in Thousands) As of September 30, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$34,091	$788	$(440)	$34,439

(Amounts in Thousands) As of December 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,937	$739	$(405)	$27,271

Proceeds from the sale of investments in trading securities during the three months ended September 30, 2016 and 2015 were approximately $47,177 and $53,398, respectively. Proceeds from the sale of investments in trading securities during the nine months ended September 30, 2016 and 2015 were approximately $155,502 and $161,723, respectively.

(c) Investment Income

Net investment income for the three and nine months ended September 30, 2016 and 2015 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Fixed maturities, available-for-sale	$59,712	$39,452	$152,140	$107,404
Equity securities, available-for-sale	465	1,183	6,927	2,253
Equity securities, trading	(40)	(640)	(318)	(600)
Cash and short term investments	410	844	2,182	3,432
	60,547	40,839	160,931	112,489
Investment expenses	(628)	(414)	(852)	(1,208)
	$59,919	$40,425	$160,079	$111,281

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the three and nine months ended September 30, 2016 and 2015:

(Amounts in Thousands) Three Months Ended September 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$17,535	$(2,582)	$14,953
Equity securities, available-for-sale	553	(1,126)	(573)
Equity securities, trading	2,897	(1,902)	995
Other investments	3,449	(1,133)	2,316
Write-down of other invested assets	—	(6,440)	(6,440)
Write-down of equity securities, available-for-sale	—	(3,021)	(3,021)
	$24,434	$(16,204)	$8,230

(Amounts in Thousands) Three Months Ended September 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$21,435	$(5,060)	$16,375
Equity securities, available-for-sale	—	(326)	(326)
Equity securities, trading	12,310	(3,041)	9,269
Write-down of fixed maturities, available-for-sale	—	(7,552)	(7,552)
Write-down of equity securities, available-for-sale	—	(84)	(84)
	$33,745	$(16,063)	$17,682

(Amounts in Thousands) Nine Months Ended September 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$57,346	$(4,199)	$53,147
Equity securities, available-for-sale	1,821	(1,862)	(41)
Equity securities, trading	17,824	(14,396)	3,428
Other investments	1,189	(2)	1,187
Write-down of equity securities, available-for-sale	—	(19,977)	(19,977)
Write-down of other investments	—	(6,440)	(6,440)
	$78,180	$(46,876)	$31,304

(Amounts in Thousands) Nine Months Ended September 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$41,979	$(12,902)	$29,077
Equity securities, available-for-sale	2,184	(1,955)	229
Equity securities, trading	19,047	(7,542)	11,505
Write-down of fixed maturities, available-for-sale	—	(8,842)	(8,842)
Write-down of equity securities, available-for-sale	—	(1,276)	(1,276)
	$63,210	$(32,517)	$30,693

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

The Company had two interest rate swaps designated as a hedge in the total amount of $460 and $1,077 as of September 30, 2016 and December 31, 2015, respectively, that were included as a component of accrued expenses and other liabilities. The two interest rate swaps at December 31, 2015, one of which matured during the three months ended September 30, 2016, related to the Company's junior subordinated debentures.

During the nine months ended September 30, 2016, the Company entered into an interest rate swap agreement related to a five-year secured term loan agreement with Lloyd's Bank PLC to finance the purchase of a commercial office building in Nottingham, U.K. The interest rate swap covers a notional amount equal to 70% of the original outstanding balance and converts the LIBOR variable component of the Company’s interest rate to a fixed rate.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of September 30, 2016:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$40,000	$7,591	$—	$—	$47,591

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of September 30, 2016 and December 31, 2015 are as follows:

(Amounts in Thousands)	September 30, 2016	December 31, 2015
Restricted cash and cash equivalents	$557,159	$380,699
Restricted investments - fixed maturities at fair value	1,880,536	1,490,547
Total restricted cash, cash equivalents, and investments	$2,437,695	$1,871,246

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $23,770 and $38,618 as of September 30, 2016 and December 31, 2015, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities, and the liability for securities sold but not yet purchased is included in accrued expenses and other liabilities in the consolidated balance sheet.

As of September 30, 2016 and December 31, 2015, the Company had no repurchase agreements.

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2016 and December 31, 2015:

(Amounts in Thousands) As of September 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$295,721	$295,721	$—	$—
U.S. government agencies	7,679	—	7,679	—
Municipal bonds	875,989	—	875,989	—
Foreign government	142,262	—	142,262	—
Corporate bonds and other bonds:
Finance	1,569,606	—	1,569,606	—
Industrial	2,183,448	—	2,183,448	—
Utilities	213,703	—	213,703	—
Commercial mortgage backed securities	179,717	—	171,846	7,871
Residential mortgage backed securities:
Agency backed	1,061,245	—	1,061,245	—
Non-agency backed	63,195	—	63,195	—
Collateralized loan / debt obligations	425,669	—	403,936	21,733
Asset-backed securities	25,581	—	25,581	—
Equity securities, available-for-sale	165,743	111,489	21,075	33,179
Equity securities, trading	34,439	34,439	—	—
Short term investments	49,008	49,008	—	—
Other investments	40,267	—	—	40,267
Life settlement contracts	332,085	—	—	332,085
	$7,665,357	$490,657	$6,739,565	$435,135
Liabilities:
Equity securities sold but not yet purchased	$23,770	$23,770	$—	$—
Life settlement contract profit commission	4,817	—	—	4,817
Contingent consideration	59,267	—	—	59,267
Derivatives	460	—	460	—
	$88,314	$23,770	$460	$64,084

(Amounts in Thousands) As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$70,759	$70,759	$—	$—
U.S. government agencies	45,558	—	45,558	—
Municipal bonds	540,426	—	540,426	—
Foreign government	113,745	—	113,745	—
Corporate bonds and other bonds:
Finance	1,362,430	—	1,362,430	—
Industrial	1,647,063	—	1,647,063	—
Utilities	149,500	—	149,500	—
Commercial mortgage backed securities	151,318	—	151,318	—
Residential mortgage backed securities:
Agency backed	974,838	—	974,838	—
Non-agency backed	120,229	—	120,229	—
Collateralized loan / debt obligations	226,094	—	226,094	—
Asset-backed securities	31,837	—	31,837	—
Equity securities, available-for-sale	104,497	38,563	28,723	37,211
Equity securities, trading	27,271	27,271	—	—
Short term investments	84,266	84,266	—	—
Other investments	30,309	—	—	30,309
Life settlement contracts	264,001	—	—	264,001
	$5,944,141	$220,859	$5,391,761	$331,521
Liabilities:
Equity securities sold but not yet purchased	$18,163	$18,163	$—	$—
Fixed maturity securities sold but not yet purchased	20,455	—	20,455	—
Life settlement contract profit commission	15,406	—	—	15,406
Contingent consideration	77,457	—	—	77,457
Derivatives	1,077	—	1,077	—
	$132,558	$18,163	$21,532	$92,863

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 and 2015, respectively.

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

•
Level 3 – While the vast majority of the Company's investments are included in Level 2, the Company holds a number of investments that are not valued by a pricing service and estimates the fair value of these investments using various broker/dealers that use bid or ask prices. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular investments in Level 3. In conjunction with our investment portfolio managers, these fair value measurements are reviewed for reasonableness. Other investment valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity. Management’s assumptions are used in internal valuation pricing models to determine the fair value of financial assets or liabilities, which may include projected cash flows, collateral performance or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period.

Examples of instruments utilizing Level 3 inputs include: hedge and credit funds with partial transparency.

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2016 and 2015:

(Amounts in Thousands)	Balance as of June 30, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2016
Other investments	$38,039	$(6,403)	$6,124	$249	$(79)	$2,337	$40,267
Equity securities, available-for-sale	24,764	(16,983)	17,168	(2)	(7,753)	15,985	33,179
Commercial mortgage backed securities	—	—	(194)	—	—	8,065	7,871
Collateralized loan / debt obligations	—	—	(15)	—	—	21,748	21,733
Life settlement contracts	304,434	23,290	—	4,550	(189)	—	332,085
Life settlement contract profit commission	(9,054)	(763)	—	—	5,000	—	(4,817)
Contingent consideration	(64,817)	(400)	—	(5,443)	11,393	—	(59,267)
Total	$293,366	$(1,259)	$23,083	$(646)	$8,372	$48,135	$371,051

(Amounts in Thousands)	Balance as of December 31, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2016
Other investments	$30,309	$(7,889)	$6,124	$944	$(365)	$11,144	$40,267
Equity securities, available-for-sale	37,211	(16,983)	4,719	—	(7,753)	15,985	33,179
Commercial mortgage backed securities	—	—	(194)	—	—	8,065	7,871
Collateralized loan / debt obligations	—	—	(15)	—	—	21,748	21,733
Life settlement contracts	264,001	82,451	—	15,880	(30,247)	—	332,085
Life settlement contract profit commission	(15,406)	(9,817)	—	—	20,406	—	(4,817)
Contingent consideration	(77,457)	(2,746)	—	(13,903)	34,839	—	(59,267)
Total	$238,658	$45,016	$10,634	$2,921	$16,880	$56,942	$371,051

(Amounts in Thousands)	Balance as of June 30, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Other investments	$14,759	$(793)	$(5,300)	$160	$—	$13,000	$21,826
Equity securities, available-for-sale	40,232	—	3	—	(46)	—	40,189
Life settlement contracts	267,393	13,875	—	—	(10,019)	—	271,249
Life settlement contract profit commission	(16,994)	1,175	—	—	—	—	(15,819)
Contingent consideration	(76,790)	68	—	403	11,261	—	(65,058)
Total	$228,600	$14,325	$(5,297)	$563	$1,196	$13,000	$252,387

(Amounts in Thousands)	Balance as of December 31, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Other investments	$13,315	$(379)	$(5,300)	$1,527	$(337)	$13,000	$21,826
Equity securities, available-for-sale	34,886	—	5,395	—	(92)		40,189
Life settlement contracts	264,517	52,765	—	—	(46,033)	—	271,249
Life settlement contract profit commission	(16,534)	715	—	—	—	—	(15,819)
Contingent consideration	(41,704)	68	—	(44,557)	21,135	—	(65,058)
Total	$254,480	$53,169	$95	$(43,030)	$(25,327)	$13,000	$252,387

The Company's policy for transferring investments between the fair value hierarchy levels is to recognize such transfers in the period that the event or change in circumstances occurred. During the three and nine months ended September 30, 2016, the Company transferred $48,135 and $56,942, respectively, from Level 2 to Level 3 because of unobservable inputs or lack of market activity existed for these specific securities that were transferred.

A reconciliation of net income for life settlement contracts in the above table to gain on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Net income	$23,290	$13,875	$82,451	$52,765
Premiums paid	(16,434)	(11,326)	(41,890)	(33,614)
Profit commission	(763)	1,175	(9,817)	715
Other expenses	(608)	892	(1,853)	(781)
Gain on investment in life settlement contracts	$5,485	$4,616	$28,891	$19,085

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments: Fair value disclosures for these investments are disclosed above in this note. As of September 30, 2016, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of September 30, 2016 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

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

•
Other Investments: Other investments that are reported at fair value consisted primarily of investments in private limited partnerships, certain foreign investments, and other. Other investments reported at fair value accounted for approximately 0.4% of the Company's investment portfolio as of September 30, 2016, which the Company believes is immaterial to its overall financial position or its results of operations. The Company estimates the fair value based on significant unobservable inputs in the valuation process. As a result, the Company classified the fair value estimates as Level 3 in the fair value hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 12% in National General Holdings Corp. ("NGHC"), a publicly held insurance holding company (Nasdaq: NGHC). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value and carrying value of the investment was approximately $273,450 and $153,040, respectively, as of September 30, 2016.

•	Subordinated Debentures and Debt: The fair value of the Company's material debt arrangements as of September 30, 2016 was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$145,171	$156,180
7.50% Subordinated Notes due 2055	130,656	146,826
2.75% Convertible senior notes due 2044	164,828	202,984
6.125% Notes due 2023	248,116	268,125
Junior subordinated debentures due 2035-2037	122,006	90,310
Trust preferred securities due 2033-2037	92,786	92,739
Republic promissory note	104,685	106,562
Revolving credit facility	130,000	130,000
Other	97,068	97,068

The 7.25% subordinated notes due 2055, the 7.50% subordinated notes due 2055, the 2.75% convertible senior notes due 2044, and the 6.125% notes due 2023 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the junior subordinated debentures due 2035-2037 and Republic's trust preferred securities due 2033-2037 were determined using the Black-Derman-Toy interest rate lattice model and are classified as Level 3 in the fair value hierarchy. In determining the fair value of its remaining debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of the Republic promissory note and other debt is classified as Level 2 within the valuation hierarchy. The Company considers its other debt's carrying value to approximate fair value as their interest rates approximate current borrowing rates.

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

•
Life settlement contracts and life settlement contract profit commission: Life settlement contracts are described in Note 5. "Investments in Life Settlements" elsewhere in this report. The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. These financial instruments are classified as Level 3 in the fair value hierarchy. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding the Company's life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the Company has determined to be 7.5%, to the expected cash flow generated by the policies in the Company's life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company's actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2016 and December 31, 2015, and only includes data for policies to which the Company assigned value at those dates:

	September 30, 2016	December 31, 2015
Average age of insured	82.7 years	82.0 years
Average life expectancy, months (1)	107	114
Average face amount per policy (Amounts in thousands)	$6,569	$6,564
Effective discount rate (2)	12.7%	13.7%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2016 and December 31, 2015:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2016	$(42,844)	$46,044
December 31, 2015	$(37,697)	$40,997

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2016	$(28,584)	$31,712
December 31, 2015	$(26,558)	$29,644

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

5.	Investment in Life Settlements

The Company has a 50% ownership interest in each of three entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); and AMT Capital Holdings, S.A. (“AMTCH”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During the three months ended March 31, 2016, the Company terminated an agreement with a third party administrator of the Tiger and AMTCH life settlement contract portfolios, under which the third party received an administrative fee. The third party administrator was also eligible to receive a percentage of profits after certain time and performance thresholds had been met. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

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

Capital contributions were made to the LSC Entities during the three and nine months ended September 30, 2016 totaling $11,000. The Company recorded a gain of $5,485 and $4,616 on investment in life settlement contracts, net of profit commission, for the three months ended September 30, 2016 and 2015, respectively, and $28,891 and $19,085 for the nine months ended September 30, 2016 and 2015.

The following tables describe the Company’s investment in life settlements as of September 30, 2016 and December 31, 2015:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of September 30, 2016
0-1	—	$—	$—
1-2	2	8,776	12,500
2-3	7	37,572	61,000
3-4	9	35,839	64,422
4-5	12	36,209	99,000
Thereafter	226	213,689	1,405,313
Total	256	$332,085	$1,642,235

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2015
0-1	—	$—	$—
1-2	—	—	—
2-3	8	31,261	70,500
3-4	8	20,117	46,500
4-5	4	6,760	20,000
Thereafter	235	205,863	1,481,313
Total	255	$264,001	$1,618,313

(1)
The Company determined the fair value as of September 30, 2016 based on 224 policies out of 256 policies, as the Company assigned no value to 32 of the policies as of September 30, 2016. The Company determined the fair value as of December 31, 2015 based on 213 policies out of 255 policies, as the Company assigned no value to 42 of the policies as of December 31, 2015. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2016 and December 31, 2015:

(Amounts in Thousands, except number of Life Settlement Contracts)	September 30, 2016	December 31, 2015
Number of policies with a negative value from discounted cash flow model as of period end	32	42
Premiums paid for the preceding twelve month period for period ended	$4,941	$4,971
Death benefit received	$—	$—

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2016, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2016	$66,685
2017	46,386
2018	47,392
2019	44,589
2020	40,979
Thereafter	469,780
Total	$715,811

6. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Balance, beginning of period	$873,641	$695,150	$704,243	$628,383
Acquisition costs deferred	289,790	190,632	820,154	582,091
Amortization	(198,789)	(171,556)	(559,755)	(496,248)
Balance, end of period	$964,642	$714,226	$964,642	$714,226

7. Debt

The Company’s outstanding debt consisted of the following at September 30, 2016 and December 31, 2015:

(Amounts in Thousands)	September 30, 2016	December 31, 2015
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,190	5,103
2.75% Convertible senior notes due 2044 (the "2044 Notes")	164,828	160,258
6.125% Senior notes due 2023 (the "2023 Notes")	248,116	247,911
Junior subordinated debentures (the "2035-2037 Notes")	122,006	118,226
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	—
7.25% Subordinated Notes due 2055 (the "7.25% 2055 Notes")	145,171	145,078
7.50% Subordinated Notes due 2055 (the "7.50% 2055 Notes")	130,656	130,572
Secured loan agreements	77,971	38,455
Promissory notes	118,592	13,753
	$1,235,316	$989,356

Aggregate scheduled maturities of the Company’s outstanding debt, excluding unamortized deferred origination costs, at September 30, 2016 are:

(Amounts in Thousands)
2016	$1,814
2017	33,766
2018	36,056
2019	160,939
2020	26,685
Thereafter	992,308	(1)
Total scheduled payments	1,251,568
Unamortized deferred origination costs	(16,252)
	1,235,316

(1)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $764 and $47,440, respectively.

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of September 30, 2016:

(Amounts in Thousands)	Letters of Credit Limit	Letters of Credit Outstanding	Letters of Credit Available
Revolving credit facility	$175,000	$114,156	$60,844
Funds at Lloyd's facility, in USD equivalent	389,280	380,494	8,786
ING Bank N.V. and Deutsche Bank Netherlands N.V. facilities, in USD equivalent	88,404	63,217	25,187
Comerica bank letters of credit	75,000	48,134	26,866
Other letters of credit, in aggregate	1,550	1,550	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and nine months ended September 30, 2016 and 2015 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Revolving credit facility	$1,134	$1,092	$3,388	$2,636
Funds at Lloyd's facility	1,065	639	3,387	2,320
2021 Notes	116	117	345	711
2023 Notes	3,897	3,897	11,690	11,690
2035-2037 Notes	1,548	1,442	4,609	5,157
2033-2037 TPS Notes	981	—	1,750	—
2044 Notes	3,170	3,065	9,402	9,096
7.25% 2055 Notes	2,750	2,750	8,250	3,118
7.50% 2055 Notes	2,559	408	7,677	408
Secured loan agreements	756	212	1,768	671
Promissory notes	1,698	157	3,253	467
Other, including interest income	4,276	(917)	5,869	(3,511)
	$23,950	$12,862	$61,388	$32,763

Promissory Note

On April 18, 2016, in connection with the acquisition of Republic Companies, Inc. and its affiliates ("Republic"), the Company issued a term promissory note ("TPM") to Delek Finance U.S. Inc. in the amount of $104,685 as part of the consideration. See Note 13. "Acquisitions" for a description of this transaction. The principal will be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event that indebtedness under the Company's revolving credit facility or the Company's 2023 Notes is required to be paid on an accelerated basis, the holder of the TPM may cause the Company to repay unpaid principal and interest immediately. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $1,538 and $2,776 for the three and nine months ended September 30, 2016, respectively.

2033-2037 TPS Notes

In connection with the acquisition of Republic, the Company assumed Republic's outstanding trust preferred securities. Republic participated in the private placement of floating rate capital securities through five capital trusts. Each trust was created solely for the purpose of issuing trust preferred securities. Republic has guaranteed the payment by the trusts of distributions and other amounts under the capital securities to the extent that the trusts have funds available for such payments. The trusts invested the proceeds from the private placement in junior subordinated debentures issued by Republic. The trusts must redeem the capital securities when the debentures are paid at maturity or upon any earlier prepayment of the debentures. The debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the capital securities or a change in the existing laws that require the trusts to register as an investment company. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the debentures are deferred, the distributions on the capital securities will also be deferred. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $2,786 as of September 30, 2016 on the Company's balance sheet, represents the Company's ownership of common securities issued by the trusts.

The table below summarizes the Company’s trust preferred securities assumed in the Republic acquisition as of September 30, 2016:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
RIG Capital Trust I	$10,000	$310	$10,310	9/30/2033	4.631	(1)
RIG Capital Statutory Trust II	20,000	619	20,619	10/29/2033	4.449	(2)
RIG Capital Trust III	20,000	619	20,619	12/15/2036	3.853	(3)
RIG Capital Trust IV	25,000	774	25,774	6/15/2037	3.853	(3)
RIG Capital Trust V	15,000	464	15,464	9/15/2037	3.950	(4)
Total trust preferred securities	$90,000	$2,786	$92,786

(1)	The interest rate is three-month LIBOR plus 4.00%.

(2)	The interest rate is three-month LIBOR plus 3.85%.

(3)	The interest rate is three-month LIBOR plus 3.20%.

(4)	The interest rate is three-month LIBOR plus 3.30%.

Secured Loan Agreements

On April 7, 2016, the Company entered into a ten-year secured loan agreement with Citigroup Global Markets Realty Corp., in the aggregate amount of $29,000. The loan is secured by a commercial office building the Company owns in Dallas, Texas. The loan bears interest at a fixed rate of 4.96% per annum and requires monthly interest only payments of approximately $169 through May 6, 2026 and payment of principal at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $373 and $736 for the three and nine months ended September 30, 2016.

On April 6, 2016, the Company through a wholly-owned subsidiary, entered into a five-year secured term loan agreement with Lloyd's Bank PLC in the aggregate amount of £7,800 (or $11,028) to finance the purchase of a commercial office building in Nottingham, U.K. The loan bears a variable rate of interest based on LIBOR plus a margin and was 2.83% as of September 30, 2016. The Company had deferred financing costs of £78 (or $114) related to the term loan. The mortgage requires quarterly principal payments of £30 and interest for the term of the loan with the remaining principal to be paid at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $73 and $159 for the three and nine months ended September 30, 2016, respectively. Pursuant to a covenant in the agreement, if the loan exceeds 70% of the fair value of the property, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 70% of the fair value of the building.

Nationale Borg

Through the Company's acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg"), the Company assumed Nationale Borg's existing credit facilities pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. See Note 13. "Acquisitions" elsewhere in this report for a description of this transaction. The credit facilities are with Deutsche Bank Netherlands N.V. and ING Bank N.V. and are primarily used to obtain guarantees for the benefit of financial institutions. The credit limit under these credit facilities is approximately €76,650 (or $88,404). The credit facilities were utilized for €56,228 (or $63,217) as of September 30, 2016. The Company recorded total interest expense of $257 and $354 for the three and nine months ended September 30, 2016.

8.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Policy acquisition expenses	$116,434	$131,083	$365,804	$336,977
Salaries and benefits	140,300	112,769	424,834	355,927
Other insurance general and administrative expenses	27,224	14,164	56,757	35,498
	$283,958	$258,016	$847,395	$728,402

9. Earnings Per Share

The Company implemented a two-for-one stock split on February 2, 2016. As such, the weighted average number of shares used for the basic and diluted earnings per share have been adjusted retrospectively to reflect the effect of the split.

During the three and nine months ended September 30, 2015, the Company’s unvested restricted shares contained rights to receive nonforfeitable dividends and were, therefore, considered participating securities. As a result, the Company computed earnings per share using the two-class method during the three and nine months ended September 30, 2015. There were no outstanding unvested restricted shares as of September 30, 2016.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands, except for earnings per share)	2016	2015	2016	2015
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$103,550	$182,708	$338,598	$408,152
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	469	—	1,072
Net income allocated to AmTrust common shareholders	$103,550	$182,239	$338,598	$407,080

Weighted average common shares outstanding – basic	170,928	165,608	173,173	164,470
Less: Weighted average participating shares outstanding	—	426	—	432
Weighted average common shares outstanding - basic	170,928	165,182	173,173	164,038
Net income per AmTrust common share - basic	$0.61	$1.10	$1.96	$2.48

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$103,550	$182,708	$338,598	$408,152
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	469	—	1,072
Net income allocated to AmTrust common shareholders	$103,550	$182,239	$338,598	$407,080

Weighted average common shares outstanding – basic	170,928	165,182	173,173	164,038
Plus: Dilutive effect of stock options, convertible debt, other	2,193	3,090	1,978	3,454
Weighted average common shares outstanding – dilutive	173,121	168,272	175,151	167,492
Net income per AmTrust common shares – diluted	$0.60	$1.09	$1.93	$2.43

The Company's anti-dilutive securities excluded from diluted earnings per share calculation were immaterial for the three and nine months ended September 30, 2016 and 2015, respectively.

10. Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 14,630,136 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Option"), restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 14,630,136 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2016, approximately 7,100,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments under ASC 718-10-30 was approximately $5,891 and $6,242 for the three months ended September 30, 2016 and 2015, respectively and $17,433 and $16,678 for the nine months ended September 30, 2016 and 2015, respectively. The Company has unrecognized compensation cost related to unvested stock options, restricted stock and non-vested RSU awards of $47,774 and $39,111 at September 30, 2016 and December 31, 2015, respectively.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the nine months ended September 30, 2016 and 2015:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,783,880	$6.99	3,868,740	$5.80
Granted	—	—	85,000	27.09
Exercised	(411,913)	3.96	(1,018,950)	4.65
Canceled or terminated	(13,872)	24.69	(75,148)	9.17
Outstanding at end of period	2,358,095	7.41	2,859,642	6.75

The Company did not grant any stock options during the nine months ended September 30, 2016. The weighted average grant date fair value of options granted was $10.93 during the nine months ended September 30, 2015.

The per share fair value of options was estimated at the date of grant based on the following weighted average assumptions for the nine months ended September 30, 2015:

2015
Volatility	40.95%
Risk-free interest rate	1.95%
Weighted average expected lives in years	6.25
Dividend rate	1.85%
Forfeiture rate	0.50%

The intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $8,794 and $24,000, respectively. The intrinsic value of stock options that were outstanding as of September 30, 2016 and December 31, 2015 was $45,889 and $66,300, respectively. The intrinsic value of stock options that were exercisable as of September 30, 2016 and December 31, 2015 was $45,510 and $64,705, respectively.

Cash received from options exercised was $1,558 and $4,582 during the nine months ended September 30, 2016 and 2015, respectively. The excess tax benefit from award exercises was approximately $3,081 and $7,561 for the nine months ended September 30, 2016 and 2015, respectively. Such benefits were recorded as a reduction of income tax payable and an increase in additional paid-in capital.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date fair value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards.

A summary of the Company’s restricted stock and RSU activity for the nine months ended September 30, 2016 and 2015 is shown below:

	2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,853,516	$20.54	2,611,022	$16.70
Granted	873,388	26.03	465,400	29.19
Vested	(816,538)	17.50	(838,918)	14.53
Forfeited	(49,951)	24.17	(33,648)	20.95
Non-vested at end of period	1,860,415	24.35	2,203,856	20.10

A summary of the Company's PSU activity for the nine months ended September 30, 2016 and 2015 is shown below:

	2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	752,466	$24.58	549,670	$19.42
Granted	198,881	26.16	373,628	29.93
Vested	(234,358)	22.89	(155,842)	18.86
Forfeited	(35,766)	25.57	(9,406)	27.07
Non-vested at end of period	681,223	25.57	758,050	24.62

PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period.

11. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Income before equity in earnings of unconsolidated subsidiaries	$151,663	$166,882	$461,978	$453,476
Tax at federal statutory rate of 35%	$53,082	$58,409	$161,692	$158,717
Tax effects resulting from:
Tax rate differences	7,898	(8,797)	(42,738)	(32,286)
Adjustment to prior year taxes	(402)	(74,385)	(402)	(82,689)
Permanent adjustments	(23,820)	(9,657)	(22,615)	(12,474)
Valuation allowance	(319)	—	(10,255)	—
Other, net	(923)	21,781	5,478	7,367
	$35,516	$(12,649)	$91,160	$38,635
Effective tax rate	23.4%	(7.6)%	19.7%	8.5%

As of September 30, 2016, the Company has U.S. Net Operating Losses ("NOLs") of $56,468 that expire beginning in 2018 through 2036. These NOLs are limited to $3,152 per year under Section 382 of the Internal Revenue Code. The Company also has foreign NOLs of $661,410 that currently have no expiration. The Company’s management believes that as of September 30, 2016, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of the other assets on the condensed consolidated balance sheet. As a result, the Company recorded a valuation allowance of $158,670 and $170,043 as of September 30, 2016 and December 31, 2015, respectively, related to the foreign NOLs. The decrease in the valuation allowance from December 31, 2015 to September 30, 2016 was driven primarily by the release of the valuation allowance on NOLs that were in place on the Company’s U.K. operations. The Company determined, based on income projections of the U.K. operations, that sufficient positive evidence exists that it is more likely than not that the NOL deferred tax assets will be realized.

The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the three and nine months ended September 30, 2016 and 2015, respectively.

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

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of September 30, 2016 and December 31, 2015. No interest or penalties have been recorded by the Company for the three and nine months ended September 30, 2016 and 2015, respectively. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

12. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal shareholders, and, respectively, the Company's former chairman of the board of directors, a director, and the current chairman, chief executive officer and president of the Company. As of September 30, 2016, our principal shareholders, Leah Karfunkel (one of the Company's directors and co-trustee of The Michael Karfunkel Family 2005 Trust (the "Trust")), George Karfunkel and Barry Zyskind, own or control approximately 7.9%, 2.0% and 7.5%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of the board of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”), and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions). AII also retrocedes 40% of losses. Certain business that the Company commenced writing after the effective date of the Maiden Quota Share, including the Company’s European medical liability business discussed below, business assumed from Tower Group International, Ltd. ("Tower") pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters DAC (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance a percentage of its European medical liability business, including business in force at April 1, 2011. From April 1, 2011 through June 30, 2016, that percentage ceded was 40%. Effective July 1, 2016, the percentage ceded decreased to 32.5%. The quota share had an initial term of one year and has been renewed through March 31, 2017. The agreement can be terminated at any April 1 by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

The following is the effect on the Company’s results of operations for the three and nine months ended September 30, 2016 and 2015 related to Maiden Reinsurance agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Results of operations:
Premium written – ceded	$(514,802)	$(453,981)	$(1,587,757)	$(1,504,701)
Change in unearned premium – ceded	(1,023)	(13,522)	126,379	204,170
Earned premium - ceded	$(515,825)	$(467,503)	$(1,461,378)	$(1,300,531)
Ceding commission on premium written	$183,457	$144,625	$512,995	$473,480
Ceding commission – deferred	(25,241)	(6,589)	(72,434)	(87,535)
Ceding commission – earned	$158,216	$138,036	$440,561	$385,945
Incurred loss and loss adjustment expense – ceded	$334,878	$346,123	$994,212	$932,053

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points and is payable on a quarterly basis. Advances under the loan are secured by a promissory note and totaled $167,975 as of September 30, 2016 and December 31, 2015, respectively. The Company recorded $599 and $471 of interest expense during the three months ended September 30, 2016 and 2015, respectively, and $1,729 and $1,380 during the nine months ended September 30, 2016 and 2015, respectively. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of the Company’s obligations to its U.S. subsidiaries. The amount of this collateral contained in various reinsurance trusts as of September 30, 2016 was approximately $2,966,862. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $6,520 and $5,828 of brokerage commission during the three months ended September 30, 2016 and 2015, respectively, and $19,744 and $18,688 during the nine months ended September 30, 2016 and 2015, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

The Company, through a subsidiary, has an asset management agreement with Maiden Reinsurance, pursuant to which the Company provides investment management services to Maiden Reinsurance and certain of its affiliates. As of September 30, 2016, the Company managed approximately $4,750,000 of assets related to this agreement. The asset management services fee is an annual rate of 0.20% for periods in which average invested assets are $1,000,000 or less and an annual rate of 0.15% for periods in which the average invested assets exceeds $1,000,000. As a result of this agreement, the Company recorded $1,780 and $1,518 of asset management fees during the three months ended September 30, 2016 and 2015, respectively, and $5,122 and $4,455 during the nine months ended September 30, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 12%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates fifteen insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. As of September 30, 2016, NGHC's two largest shareholders were The Trust and Leah Karfunkel individually. Leah Karfunkel is a member of the Company's Board of Directors, and the mother-in-law of Barry D. Zyskind, the Chairman, President and Chief Executive Officer of the Company. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Barry D. Zyskind, is the chief executive officer of NGHC and Barry D. Zyskind is NGHC's non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

During the three months ended September 30, 2016 and 2015, the Company recorded $1,954 and $13,477 of income, respectively, and $12,532 and $23,048 during the nine months ended September 30, 2016 and 2015, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company recorded approximately $8,735 and $8,650 of fee income during the three months ended September 30, 2016 and 2015, respectively, and $29,921 and $26,019 during the nine months ended September 30, 2016 and 2015, respectively, related to this agreement. The fees for these services were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1,000,000. The Company managed approximately $3,258,000 of assets as of September 30, 2016 related to this agreement. As a result of this agreement, the Company earned approximately $986 and $720 of asset management fees during the three months ended September 30, 2016 and 2015, respectively, and $2,586 and $1,859 during the nine months ended September 30, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

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

NGHC has an office lease agreement with 800 Superior. The lease agreement is through 2027. NGHC paid 800 Superior approximately $696 and $663 of rent during the three months ended September 30, 2016 and 2015, respectively, and $2,063 and $1,929 during the nine months ended September 30, 2016 and 2015, respectively, under the lease agreement. As discussed in Note 14. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

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

In addition, NGHC has an office lease agreement with 4455 LBJ Freeway. The lease agreement is through February 2028. The Company recorded approximately $389 and $907 of service and fee income related to rent for the three and nine months ended September 30, 2016. Lastly, as discussed in Note 7. "Debt," 4455 LBJ Freeway entered into a ten-year loan agreement with Citigroup Global Markets Realty Corp. secured by the Dallas office building owned by 4455 LBJ Freeway. As part of that transaction, the Company and NGHC provided a joint and several guaranty to Citigroup. As a result, the Company and NGHC entered into an agreement to contribute 50% toward any payments the other party would be required to make pursuant to this guaranty.

Significant Transactions with ACP Re, Ltd.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company owned by the Trust. In 2014, a subsidiary of ACP Re merged with Tower. The following section describes the significant agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

A subsidiary of the Company provides asset management services to ACP Re and certain of its subsidiaries at (i) an annual rate of 0.20% of the average value of the invested assets under management, excluding investment in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was $1,000,000 or less, or (ii) an annual rate of 0.15% of the average value of the invested assets under management, excluding investment in the Company's stock, for the preceding calendar quarter if the average value of such assets for the quarter was greater than $1,000,000. The Company managed approximately $540,573 of assets as of September 30, 2016. The Company recorded approximately $230 and $457 of asset management fees during the three months ended September 30, 2016 and 2015, respectively, and $687 and $1,281 during the nine months ended September 30, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

Agreements as a result of the ACP Re / Tower Merger

The Company and ACP Re entered into the agreements and transactions described below, as well as the asset management agreement described above, as a result of ACP Re’s acquisition of 100% of the outstanding stock of Tower on September 15, 2014. As described in the Company's Current Report on Form 8-K filed on July 29, 2016, in July 2016, Tower’s statutory insurance companies (the “Tower Companies”) merged into CastlePoint National Insurance Company (“CNIC”), with CNIC as the surviving entity. By order of the Supreme Court of the State of California, on July 28, 2016, CNIC was placed into receivership. On September 13, 2016, when the Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC (the "Conservation Plan") was approved by the Superior Court of the State of California, and members of the Michael Karfunkel family made a $200,000 contribution to CNIC on September 20, 2016 (the "Contribution"), several of the agreements described below were either amended or terminated.

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
Commercial Lines MGA Agreement
Until CNIC's placement into receivership, ANA produced and managed all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies was reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies paid ANA a 10% commission on all business written pursuant to the CL MGA Agreement and reimbursed ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement were netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The Company did not record any commission during the three and nine months ended September 30, 2016, and recorded $1,386 and $3,444 of commission under the CL MGA Agreement during the three and nine months ended September 30, 2015. The commission income was recorded as a component of service and fee income. There is no longer any commercial lines business managed under this agreement.
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re,” a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administered the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimbursed ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The Company charged ACP Re $3,315 and $6,033 for these services during the three months ended September 30, 2016 and 2015, respectively, and $9,298 and $29,589 for the nine months ended September 30, 2016 and 2015, respectively, which were recorded as a reduction of salary and other expense. The CL Administrative Agreement terminated upon the approval of the Conservation Plan and the making of the Contribution discussed above.
Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re would reinsure the full amount of any payments that AII and NG Re Ltd. were obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC had agreed to provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement would have been triggered only at such time as CP Re’s ultimate net loss related to the run-off of the pre-September 15, 2014 Tower business exceeded a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. Upon the approval of the Conservation Plan and the making of the Contribution discussed above, the Stop-Loss Agreement and the Retrocession Agreement terminated.

ACP Re Credit Agreement
The Company, AII, and NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) among the Company, as Administrative Agent, ACP Re and Tower, now a wholly-owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AII and NG Re Ltd., as Lenders pursuant to which the Lenders made a $250,000 loan ($125,000 made by each Lender) to the Borrowers. As discussed below under "Restructuring of ACP Re Credit Agreement," certain terms of the ACP Re Credit Agreement were amended and restated following the approval of the Conservation Plan and the making of the Contribution.
Until the restructuring of the ACP Re Credit Agreement, it had a maturity date of September 15, 2021. Outstanding borrowings under the original ACP Re Credit Agreement bore interest at a fixed annual rate of 7%, payable semi-annually on the last day of January and July. Fees payable to the Company for its service as Administrative Agent continue to include an annual fee equal to $30, plus reimbursement of costs, expenses and certain other charges. Prior to the restructuring, the obligations of the Borrowers were secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries, and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).
The Borrowers continue to have the right to prepay the amounts borrowed, in whole or in part. Until the restructuring, the Borrowers were required to prepay the amounts borrowed within thirty (30) days from the receipt of net cash proceeds received by ACP Re from (i) certain asset sales, (ii) the disposition of certain equity interests, (iii) the issuance or incurrence of certain debt, (iv) any dividend or distribution from Tower subsidiaries to ACP Re, (v) premiums and other payments received pursuant to the Retrocession Agreement, and (vi) any tax refunds, pension plan reversions, insurance proceeds, indemnity payments, purchase price adjustments (excluding working capital adjustments) under acquisition agreements, litigation proceeds and other similar receipts received by the Borrowers after the effective date of the ACP Re Credit Agreement, unless any of the foregoing proceeds (other than payments received pursuant to the Retrocession Agreement) are required for the ordinary course business operations of the Borrowers. The Borrowers were also required to deposit any excess cash flow (including payments under the Master Agreement) into a reserve account that also secures Borrowers’ obligations under the ACP Re Credit Agreement. Any funds in the reserve account after January 1, 2018 that exceed the amount of interest payable by the Borrowers for the remainder of the term of the ACP Re Credit Agreement would be applied by the Borrowers as a prepayment of principal under the ACP Re Credit Agreement.
Prior to the restructuring, the ACP Re Credit Agreement contained certain customary restrictive covenants (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, dispositions, creation of subsidiaries and restricted payments. There were also financial covenants that required ACP Re to maintain minimum current assets, a maximum leverage ratio, and a minimum fixed charge coverage ratio. If ACP Re failed to comply with the leverage ratio or fixed charge coverage ratio covenants as of any measurement date, the Borrowers could cure such breach by making a capital contribution to ACP Re sufficient to bring the Borrowers into compliance.
The ACP Re Credit Agreement also provided for customary events of default, with grace periods where appropriate, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency, receivership or insurance regulatory events affecting the Borrowers, the occurrence of certain material judgments, certain amounts of reportable ERISA or foreign pension plan noncompliance events, a change in control of the Guarantor, any security interest created under the ACP Re Credit Agreement ceases to be in full force and effect, or if ACP Re defaults on its obligations under the Retrocession Agreement. Upon the occurrence and during the continuation of an event of default, the Company, as Administrative Agent, upon the request of any Lender, would declare the Borrowers’ obligations under the ACP Re Credit Agreement immediately due and payable and/or exercise any and all remedies and other rights under the ACP Re Credit Agreement.
As of September 30, 2016 and December 31, 2015, the Company recorded $127,061 and $129,375, respectively, of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $2,061 and $2,115 for the three months ended September 30, 2016 and 2015, respectively, and $6,436 and $6,514 during the nine months ended September 30, 2016 and 2015, respectively, under the ACP Re Credit Agreement.

Restructuring of ACP Re Credit Agreement

As disclosed in the Company's Current Report on Form 8-K filed on September 21, 2016, the Company, AII, NG Re Ltd., ACP Re Holdings, LLC and the Trust entered into an Amended and Restated Credit Agreement on September 20, 2016, following approval by the Superior Court of the State of California of the Conservation Plan, and the Contribution by members of the Michael Karfunkel family to CNIC. The Amended and Restated Credit Agreement incorporates the following restated terms:

•	The borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by the Trust;

•
The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”);

•
The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant;

•	The maturity date changed from September 15, 2021 to September 20, 2036;

•	Interest on the outstanding principal balance of $250,000 is a fixed annual rate of 3.70% (payable in cash, semi-annually in arrears), provided that up to 1.20% thereof may be paid in kind;

•	Commencing on September 20, 2026, and for each year thereafter, 2% of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable;

•
At the Lenders’ discretion, ACP Re Holdings, LLC may repay the loan using cash or tradeable stock of an equivalent market value of any publicly traded company on the NYSE, NASDAQ or London stock exchange; and

•	A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Leah Karfunkel and George Karfunkel. The lease term is through May 2023. The Company paid approximately $687 and $527 of rent during the three months ended September 30, 2016 and 2015, respectively, and $1,425 and $1,475 during the nine months ended September 30, 2016 and 2015, respectively, for the leased office space.

The Company leased office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Leah Karfunkel and George Karfunkel. The lease terminated on May 31, 2016. The Company paid rent of approximately $197 and $466 during the nine months ended September 30, 2016 and 2015, respectively, for the leased office space. The Company now leases office space in Chicago, Illinois from IC 233 Building Company LLC, a wholly-owned subsidiary of Illinois Center Building Company, discussed below. The lease term is ten years through the end of May 2026. The Company's rent expense was $340 during the nine months ended September 30, 2016 for the leased office space.

Equity Investments in Limited Partnerships

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Leah Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded approximately $207 and $652 of income from this investment during the three and nine months ended September 30, 2016 and $542 during the three and nine months ended September 30, 2015.

In August 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center Building Company, L.P. ("Illinois Center"), a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15.0% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded approximately $560 and $1,714 of income from this investment during the three and nine months ended September 30, 2016.

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity. These limited partnerships are recorded as a component of other investments on the condensed consolidated balance sheet. The carrying value of these limited partnerships, in aggregate, was $67,077 and $64,869 as of September 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss, which is the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges, was $67,077 and $64,869 as of September 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss is a required disclosure under US GAAP and is not an indication of expected loss.

Use of the Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for the usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charge Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircraft (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended September 30, 2016, Maiden paid $22 and NGHC paid $85, respectively, for their use of the company-owned aircraft under these agreements. During the nine months ended September 30, 2016, Maiden paid $61 and NGHC paid $125, respectively, for their use of the Company-owned aircraft under these agreements. The amount that each of Maiden and NGHC paid for the use of the Company-owned aircraft under these agreements was not material, either individually or in the aggregate, during the three and nine months ended September 30, 2015.

In addition, for personal travel, Mr. Barry Zyskind, the Company’s Chairman, President and Chief Executive Officer, entered into aircraft reimbursement agreements with the Company and AUI. Since entering into such agreements, Mr. Zyskind has fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for his personal use of the respective company-owned aircraft. During the three months ended September 30, 2016 and 2015, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $283 and $70, respectively, for his personal use of the company-owned aircraft. During the nine months ended September 30, 2016 and 2015, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $767 and $404, respectively, for his personal use of the company-owned aircraft.

13. Acquisitions

Trust Risk Group

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

As disclosed in the Company’s Current Report on Form 8-K filed on July 20, 2016, the Company, AmTrust Europe, Ltd., and TRG and Mr. Somma reached a settlement agreement on July 15, 2016 that included the dismissal of all actions, claims and counterclaims among the parties, the terms of which all parties agreed to keep confidential. The terms of the settlement did not have a material effect on the Company's results of operations, financial position or liquidity. In conjunction with the settlement agreement, the Company entered into additional agreements, whereby the Company obtained renewal rights associated with all the in-force business produced by TRG prior to the termination of the brokerage and agency relationship and a non-compete agreement from TRG, Mr. Somma and related parties for a period of three years in exchange for €16,000, as well as the release of a receivable balance due from TRG of €14,000. The cash consideration at inception of the non-compete agreement was €13,000, with the remainder of €3,000 to be paid after a period of three years. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of €29,800 (or $32,956) for these agreements. The Company determined the fair value of the non-compete agreement to be €17,500 (or $19,353) and the life of the asset to be three years. The fair value of the renewal rights agreement was determined to be €12,000 (or $13,271) and have a life of four years. The remaining amount of €300 (or$332) was determined to be goodwill and is not expected to be deductible for income tax purposes. The goodwill and intangible assets, as well as the results of operations from these agreements, are included as a component of the Specialty Risk and Extended Warranty segment.

Nationale Borg

On May 31, 2016, the Company completed the acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg") for €161,350 (or $179,583). Nationale Borg is an Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance in over 70 countries that has been in existence for approximately 120 years.

A summary of the preliminary assets acquired and liabilities assumed for Nationale Borg are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$229,607
Premium receivable	4,301
Accrued interest and dividends	83
Reinsurance recoverable	4,322
Other assets	8,414
Property and equipment	10,319
Goodwill and intangible assets	64,328
Total assets	$321,374

Liabilities
Loss and loss adjustment expense reserves	$87,813
Unearned premiums	24,782
Accrued expenses and other liabilities	29,196
Total liabilities	$141,791
Acquisition price	$179,583

The goodwill and intangible assets, as well as Nationale Borg's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of trade names, licenses and agent relationships. The Company anticipates completing its acquisition accounting by the end of 2016. As a result of this acquisition, the Company recorded approximately $27,539 and $37,034 of gross written premium during the three and nine months ended September 30, 2016.

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

The net assets recorded for First Nationwide consisted primarily of goodwill and intangible assets and are included in the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of customer relationships and trade names. The Company anticipates completing its acquisition accounting by the end of 2016. As a result of this acquisition, the Company recorded service and fee income of $7,401 for the three and nine month periods ended September 30, 2016.

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

The Company determined that the fair value of any intangible assets associated with the acquisition were immaterial. Genworth's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The Company anticipates completing its acquisition accounting by the end of 2016. As a result of this acquisition, the Company recorded approximately $6,767 and $11,067 of gross written premium during the three and nine months ended September 30, 2016.

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

The consideration given for Republic consisted of approximately $113,456 of cash at closing, a promissory note payable of approximately $104,685 due to Delek Group Ltd. and deferred payments of approximately $15,200 that are owed to the minority owners of Republic. Further information on the promissory note can be found in "Note 7. Debt" elsewhere in this report. The deferred payments will be made in nineteen quarterly installments of $800 and began three months after the acquisition date. The remaining deferred payment liability as of September 30, 2016 was $14,400.

A summary of the preliminary assets acquired and liabilities assumed for Republic are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$621,068
Premium receivable, net	85,455
Accrued interest and dividends	4,779
Reinsurance recoverable	629,488
Deferred tax assets	42,745
Other assets	223,619
Property and equipment	1,511
Goodwill and intangible assets	119,106
Total assets	$1,727,771

Liabilities
Loss and loss adjustment expense reserves	$885,898
Unearned premiums	301,972
Trust preferred outstanding	92,786
Accrued expenses and other liabilities	131,092
Funds held under reinsurance treaties	83,331
Total liabilities	$1,495,079
Acquisition price	$232,692

The goodwill and intangible assets as well as Republic's results of operations will be included as a component of the Small Commercial Business and Specialty Program segments. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of trade names, licenses and agent relationships. The Company anticipates completing its acquisition accounting by the end of 2016. As a result of this acquisition, the Company recorded approximately $181,810 and $334,936 of gross written premium during the three and nine months ended September 30, 2016 and $2,076 and $3,620 of services and fee income during the three and nine months ended September 30, 2016.

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

The intangible assets associated with the acquisition were initially measured at $1,097 and are not deductible for income tax purposes. The Company is in the process of completing its acquisition accounting and expects to have it completed in 2016. The intangible assets as well as ARI's results of operations are included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $8,747 and $34,357 of gross written premium during the three and nine months ended September 30, 2016.

Springfield

On October 7, 2015, the Company acquired all of the issued and outstanding stock of Springfield Insurance Company and its affiliates, Springfield Insurance Company Ltd. and Unified Grocers Insurance Services (collectively "Springfield"). Springfield, domiciled in California, is an insurance carrier providing workers' compensation and commercial package insurance to Unified Grocers Inc., an association of independently owned grocery stores, its members and its customers. The purchase agreement required the Company to pay approximately $26,574 in cash on the acquisition date and contained an earn-out provision that is contingent on Springfield meeting certain performance conditions over a five-year period. The contingent consideration associated with the earn-out provision was valued at $5,000 as of the acquisition date.

A summary of the preliminary assets acquired and liabilities assumed for Springfield are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$93,837
Premium receivable, net	4,651
Accrued interest and dividends	470
Other assets	2,752
Deferred tax asset	1,905
Property and equipment	1,376
Goodwill	4,253
Total assets	$109,244

Liabilities
Loss and loss adjustment expense reserves	$65,725
Unearned premiums	7,006
Accrued expenses and other liabilities	4,199
Reinsurance payable on paid losses	740
Total liabilities	$77,670
Acquisition price	$31,574

The goodwill associated with the acquisition was initially measured at $4,253 and is not expected to be deductible for income tax purposes. The goodwill as well as Springfield's results of operations are included as a component of the Small Commercial Business segment. As a result of this acquisition, the Company recorded approximately $2,115 and $6,993 of gross written premium for the three and nine months ended September 30, 2016 and $796 and $1,638 of service and fee income during the three and nine months ended September 30, 2016.

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

A summary of the assets acquired and liabilities assumed for Warranty Solutions are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$192,015
Prepaid reinsurance premium	77,777
Other assets	16,346
Deferred tax asset	26,481
Goodwill and intangible assets	117,504
Total assets	$430,123

Liabilities
Loss and loss expense reserves	$3,013
Unearned premiums	182,441
Accrued expenses and other liabilities	88,422
Total liabilities	$273,876
Acquisition price	$156,247

The goodwill and intangible assets associated with the acquisition were measured at $117,504, which included finite lived intangible assets for customer relationships of $48,300, value of business acquired (VOBA) of $19,639 and software of $400, and indefinite lived intangible assets for state licenses of$8,500. The finite lived intangibles lives range from three to fifteen years. The goodwill associated with the acquisition is not deductible for income tax purposes. The goodwill and intangible assets, as well as Warranty Solutions' results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, the Company recorded approximately $23,440 and $69,448, respectively, of gross written premium and $22,537 and $67,471, respectively, of service and fee income during the three and nine months ended September 30, 2016.

Magna Carta

On March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. The Company will reinsure 100% of the existing obligations with respect to their business for accident years 2014 and 2015, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. The Company received approximately $163,400 of cash and recorded loss reserves of approximately $163,400. The Company followed deposit accounting under the guidelines of ASC 340-30, Other Assets and Deferred Costs. During the three and nine months ended September 30, 2016, the Company paid losses of approximately $11,612 and $20,630, respectively. During the three and nine months ended September 30, 2016, the Company did not record any gains or losses as a result of this transaction. Additionally, one of the Company's subsidiaries entered into a renewal rights transaction with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby the Company may reinsure their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1,000.

Other

The Company had additional immaterial acquisitions totaling approximately $45,578 and $57,578 during the three and nine months ended September 30, 2016. No individual acquisition or acquisitions in the aggregate were significant and, therefore, the Company was not required to include any pro forma financial information in this report.

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

In September 2016, the Company completed a public offering of 11,500,000 of its depositary shares, each representing a 1/40th interest in a share of its 6.95% Non-Cumulative Preferred Stock, Series F, $0.01 par value per share (the "Series F Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series F Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series F Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s board of directors, at a rate of 6.95% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on December 15, 2016, from and including the date of original issuance. The Series F Preferred Stock represented by the depositary shares is not redeemable prior to September 27, 2021. After that date, the Company may redeem at its option, in whole or in part, the Series F Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. Net proceeds from this offering were $278,194. In addition, the Company incurred $9,306 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Nine Months Ended September 30,
	2016			2015
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Balance, December 31,	$2,909,060	$176,455	$3,085,515	$2,037,020	$159,181	$2,196,201
Net income	370,541	12,222	382,763	430,949	5,978	436,927
Unrealized holding gain (loss)	270,574	—	270,574	(68,968)	—	(68,968)
Reclassification adjustment	(17,993)	—	(17,993)	634	—	634
Foreign currency translation	(173,883)	—	(173,883)	(49,204)	6	(49,198)
Unrealized gain on interest rate swap	540	—	540	297	—	297
Extinguishment of 2021 senior notes, equity component	(1)	—	(1)	(3,764)		(3,764)
Share exercises, compensation and other	10,545	—	10,545	16,459	—	16,459
Common share (purchase) issuance, net	(152,047)	—	(152,047)	171,672	—	171,672
Common share dividends	(81,167)	—	(81,167)	(66,121)	—	(66,121)
Preferred stock issuance, net of fees	417,264	—	417,264	176,529	—	176,529
Preferred stock dividends	(31,943)	—	(31,943)	(22,797)	—	(22,797)
Capital contribution (distribution), net	—	(5,413)	(5,413)	—	11,609	11,609
Balance, September 30,	$3,521,490	$183,264	$3,704,754	$2,622,706	$176,774	$2,799,480

During the nine months ended September 30, 2016, net income attributable to non-controlling interest was $12,222 and net income attributable to redeemable non-controlling interest was $587. Net income attributable to non-controlling interest and redeemable non-controlling interest totaled $12,809 for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, net income attributable to non-controlling interest was $5,978 and net income attributable to redeemable non-controlling interest was $962. Net income for non-controlling interest and redeemable non-controlling interest totaled $6,940 for the nine months ended September 30, 2015.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2016	$(176,878)	$145,607	$(413)	$(107)	$(31,791)
Other comprehensive income (loss) before reclassification	(89,218)	31,529	390	—	(57,299)
Amounts reclassed from accumulated other comprehensive income	—	(3,399)	—	—	(3,399)
Income tax benefit (expense)	—	41,602	(137)	—	41,465
Net current-period other comprehensive (loss) income	(89,218)	69,732	253	—	(19,233)
Balance, September 30, 2016	$(266,096)	$215,339	$(160)	$(107)	$(51,024)

Balance, June 30, 2015	$(66,108)	$21,487	$(1,131)	$(2,793)	$(48,545)
Other comprehensive income before reclassification	3,274	(25,611)	165	—	(22,172)
Amounts reclassed from accumulated other comprehensive income	—	2,830	—	—	2,830
Income tax benefit (expense)	(1,146)	7,973	(58)	—	6,769
Net current-period other comprehensive income	2,128	(14,808)	107	—	(12,573)
Balance, September 30, 2015	$(63,980)	$6,679	$(1,024)	$(2,793)	$(61,118)

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(92,213)	$(37,242)	$(700)	$(107)	$(130,262)
Other comprehensive income (loss) before reclassification	(173,883)	331,761	831	—	158,709
Amounts reclassed from accumulated other comprehensive income	—	(17,993)	—	—	(17,993)
Income tax benefit (expense)	—	(61,187)	(291)	—	(61,478)
Net current-period other comprehensive income (loss)	(173,883)	252,581	540	—	79,238
Balance, September 30, 2016	$(266,096)	$215,339	$(160)	$(107)	$(51,024)

Balance, December 31, 2014	$(14,776)	$75,013	$(1,321)	$(2,793)	$56,123
Other comprehensive income before reclassification	(75,698)	(106,105)	457	—	(181,346)
Amounts reclassed from accumulated other comprehensive income	—	976	—	—	976
Income tax benefit (expense)	26,494	36,795	(160)	—	63,129
Net current-period other comprehensive (loss) income	(49,204)	(68,334)	297	—	(117,241)
Balance, September 30, 2015	$(63,980)	$6,679	$(1,024)	$(2,793)	$(61,118)

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

Pending Acquisition

Acquisition of ANV Holding B.V. and its affiliates ("ANV")

In April 2016, the Company entered into an agreement to acquire ANV from Ontario Teachers’ Pension Plan Board for approximately $203,000 in cash, subject to purchase price adjustments. ANV is a specialty insurance company that underwrites a variety of commercial property and casualty insurance products through its three Lloyd’s syndicates and managing general underwriter. The Company's acquisition of ANV closed on November 7, 2016.

17. Segments

The Company operates three business segments: Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Program. The Company also has a former segment, Personal Lines Reinsurance, which is in run-off and is now included within its Corporate and Other segment. The Corporate and Other segment also represents the activities of the holding company as well as a portion of service and fee revenue. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing the Company’s stockholders with an understanding of the Company’s business and operating performance.

During three and nine months ended September 30, 2016 and 2015, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2016:
Gross written premium	$998,071	$598,977	$437,050	$—	$2,034,098

Net written premium	457,869	448,847	309,334	—	1,216,050
Change in unearned premium	59,127	(21,526)	(57,415)	—	(19,814)
Net earned premium	516,996	427,321	251,919	—	1,196,236

Loss and loss adjustment expense	(344,531)	(293,956)	(172,561)	—	(811,048)
Acquisition costs and other underwriting expenses	(125,412)	(89,784)	(68,762)	—	(283,958)
	(469,943)	(383,740)	(241,323)	—	(1,095,006)
Underwriting income	47,053	43,581	10,596	—	101,230
Service and fee income	26,800	95,228	106	24,477	146,611
Investment income and realized gain	29,249	24,538	14,424	(62)	68,149
Other expenses	(67,621)	(40,503)	(29,418)	—	(137,542)
Interest expense	(11,883)	(7,053)	(5,014)	—	(23,950)
Foreign currency loss	—	(8,320)	—	—	(8,320)
Gain on life settlement contracts	2,521	1,614	1,350	—	5,485
Acquisition gain (reduction) on purchase	—	—	—	—	—
Provision for income taxes	(5,929)	(24,810)	1,418	(6,195)	(35,516)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	1,954	1,954
Net income	$20,190	$84,275	$(6,538)	$20,174	$118,101

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2015:
Gross written premium	$797,654	$577,284	$405,875	$—	$1,780,813

Net written premium	459,290	380,600	303,093	—	1,142,983
Change in unearned premium	34,364	(30,218)	(101,721)	—	(97,575)
Net earned premium	493,654	350,382	201,372	—	1,045,408

Loss and loss adjustment expense	(320,391)	(253,136)	(136,077)	—	(709,604)
Acquisition costs and other underwriting expenses	(130,792)	(69,876)	(57,348)	—	(258,016)
	(451,183)	(323,012)	(193,425)	—	(967,620)
Underwriting income	42,471	27,370	7,947	—	77,788
Service and fee income	24,793	79,064	482	21,804	126,143
Investment income and realized gain	24,359	21,312	12,423	13	58,107
Other expenses	(53,047)	(37,471)	(26,382)	—	(116,900)
Interest expense and loss on extinguishment of debt	(6,038)	(4,333)	(3,048)	—	(13,419)
Foreign currency loss	—	24,721	—	—	24,721
Gain on life settlement contracts	1,926	1,584	1,106	—	4,616
(Provision) benefit for income taxes	2,880	7,898	245	1,626	12,649
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	13,477	13,477
Net income	$43,170	$120,145	$(7,227)	$36,920	$193,008

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2016:
Gross written premium	$3,124,761	$1,779,984	$1,135,539	$—	$6,040,284

Net written premium	1,684,035	1,233,741	787,389	—	3,705,165
Change in unearned premium	(89,967)	(126,695)	(36,233)	—	(252,895)
Net earned premium	1,594,068	1,107,046	751,156	—	3,452,270

Loss and loss adjustment expense	(1,060,165)	(736,220)	(514,129)	—	(2,310,514)
Acquisition costs and other underwriting expenses	(405,854)	(237,967)	(203,574)	—	(847,395)
	(1,466,019)	(974,187)	(717,703)	—	(3,157,909)
Underwriting income	128,049	132,859	33,453	—	294,361
Service and fee income	85,082	268,128	1,623	74,249	429,082
Investment income and realized gain	84,296	63,214	43,935	(62)	191,383
Other expenses	(206,256)	(117,491)	(74,951)	—	(398,698)
Interest expense	(31,757)	(18,090)	(11,541)	—	(61,388)
Foreign currency loss	—	(70,428)	—	—	(70,428)
Gain on life settlement contracts	14,946	8,514	5,431	—	28,891
Acquisition gain on purchase	455	48,320	—	—	48,775
(Provision) benefit for income taxes	(14,373)	(60,521)	394	(16,660)	(91,160)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	12,532	12,532
Net income	$60,442	$254,505	$(1,656)	$70,059	$383,350

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2015:
Gross written premium	$2,574,602	$1,528,017	$1,087,719	$—	$5,190,338

Net written premium	1,499,922	975,073	719,898	—	3,194,893
Change in unearned premium	(99,218)	(11,592)	(120,328)	—	(231,138)
Net earned premium	1,400,704	963,481	599,570	—	2,963,755

Loss and loss adjustment expense	(909,081)	(647,121)	(405,160)	—	(1,961,362)
Acquisition costs and other underwriting expenses	(365,184)	(197,450)	(165,768)	—	(728,402)
	(1,274,265)	(844,571)	(570,928)	—	(2,689,764)
Underwriting income	126,439	118,910	28,642	—	273,991
Service and fee income	76,468	208,596	846	60,856	346,766
Investment income and realized gain	63,209	49,859	28,789	117	141,974
Other expenses	(155,502)	(92,289)	(65,696)	—	(313,487)
Interest expense and loss on extinguishment of debt	(18,866)	(11,197)	(7,971)	—	(38,034)
Foreign currency loss	—	17,355	—	—	17,355
Loss on life settlement contracts	9,466	5,619	4,000	—	19,085
(Provision) benefit for income taxes	(8,678)	(24,068)	923	(6,812)	(38,635)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	23,048	23,048
Net income	$98,362	$272,785	$(10,467)	$77,209	$437,889

The following tables summarize net earned premium by major line of business, by segment, for the three and nine months ended September 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2016:
Workers' compensation	$349,030	$—	$149,246	$498,276
Warranty	—	180,333	—	180,333
Other liability	11,292	26,169	47,332	84,793
Commercial auto and liability, physical damage	47,751	9,164	32,118	89,033
Medical malpractice	—	—	—	—
Other	108,923	211,655	23,223	343,801
Total net earned premium	$516,996	$427,321	$251,919	$1,196,236

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2015:
Workers' compensation	$328,099	$—	$86,454	$414,553
Warranty	—	143,202	—	143,202
Other liability	12,081	36,042	58,072	106,195
Commercial auto and liability, physical damage	89,078	(413)	27,170	115,835
Medical malpractice	—	52,879	—	52,879
Other	64,396	118,672	29,676	212,744
Total net earned premium	$493,654	$350,382	$201,372	$1,045,408

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2016:
Workers' compensation	$1,053,967	$—	$456,663	$1,510,630
Warranty	—	527,835	—	527,835
Other liability	16,541	100,187	130,713	247,441
Commercial auto and liability, physical damage	245,647	26,340	97,863	369,850
Medical malpractice	—	106,750	—	106,750
Other	277,913	345,934	65,917	689,764
Total net earned premium	$1,594,068	$1,107,046	$751,156	$3,452,270

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2015:
Workers' compensation	$942,867	$—	$250,400	$1,193,267
Warranty	—	439,049	—	439,049
Other liability	37,025	101,338	133,925	272,288
Commercial auto and liability, physical damage	208,489	11,741	96,868	317,098
Medical malpractice	—	129,333	—	129,333
Other	212,323	282,020	118,377	612,720
Total net earned premium	$1,400,704	$963,481	$599,570	$2,963,755

The following table summarizes total assets of the business segments as of September 30, 2016 and December 31, 2015:

(Amounts in Thousands)	September 30, 2016	December 31, 2015
Small Commercial Business	$9,861,162	$7,781,045
Specialty Risk and Extended Warranty	7,448,937	6,370,861
Specialty Program	4,209,439	2,936,710
Corporate and Other	—	2,403
	$21,519,538	$17,091,019

18. Subsequent Event

On November 7, 2016, the Company completed the acquisition of ANV Holding B.V. and its affiliates ("ANV") from Ontario Teachers’ Pension Plan Board for approximately $203,000 in cash. ANV is a specialty insurance company that underwrites a variety of commercial property and casualty insurance products through its three Lloyd’s syndicates and managing general underwriter.

On October 28, 2016, the Company announced that it had entered into an agreement to acquire AmeriHealth Casualty Insurance Company ("AmeriHealth Casualty"), a provider of fully insured workers' compensation insurance operating primarily in Pennsylvania and New Jersey, from Independence Health Group, Inc. ("IHG") for approximately $90,000 in cash. The transaction is to be funded with existing working capital. Pending regulatory approval, the transaction is expected to close during the first quarter of 2017. IHG will retain CompServices, Inc. (CompServices), its third party administrator for workers' compensation business. CompServices will provide third-party administrator services to its self-insured customers and to the Company, in accordance with the terms of this transaction.

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

For the three and nine months ended September 30, 2016, our results of operations include activity of the entities we acquired subsequent to September 30, 2015, primarily:

•	N.V. Nationale Borg-Maatschappij and its affiliates (collectively, "Nationale Borg")

•	First Nationwide Title Agency and its subsidiaries (collectively, "First Nationwide")

•
Republic Underwriters Insurance Company, Republic-Vanguard Insurance Company, Southern Underwriters Insurance Company, Republic Fire & Casualty Insurance Company, Southern Insurance Company, Republic Diversified Services, Inc., Republic Lloyds, Republic Group No. Two Company, Southern County Mutual Insurance Company, Canyon State Auto Insurance Services, Inc., and Eagle General Agency, Inc. (collectively, "Republic")

•	Genworth Financial Mortgage Insurance Limited and Genworth Financial Mortgage Services Limited (collectively, "Genworth")

•	ARI Insurance Company and ARI Casualty Company (collectively, "ARI")

•	Springfield Insurance Company, Springfield Insurance Company Limited, and Unified Grocers Insurance Services (collectively, "Springfield")

In addition, on March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. We will reinsure 100% of the existing obligations with respect to their business for accident years 2014 and 2015, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. We received approximately $163.4 million of cash and recorded the obligation of approximately $163.4 million of loss reserves. During the three and nine months ended September 30, 2016, we paid losses of approximately $11.6 million and $20.6 million, respectively. During the nine months ended September 30, 2016, we did not record any gains or losses as a result of this transaction. Additionally, one of our subsidiaries entered into a renewal rights transaction, with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby we may reinsure their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1 million.

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 15.9% and 35.4% for the three months ended September 30, 2016 and 2015, respectively, and 17.9% and 28.1% for the nine months ended September 30, 2016 and 2015, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.5% and 92.6% for the three months ended September 30, 2016 and 2015, respectively, and 91.5% and 90.8% for the nine months ended September 30, 2016 and 2015, respectively.

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

Net Expense Ratio. The net expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses to net premiums earned. As we allocate certain acquisition costs and other underwriting expenses based on premium volume to our segments, the net expense ratio on a segment basis may be impacted period over period by a shift in the mix of net written premium.

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

Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$2,034,098	$1,780,813	$6,040,284	$5,190,338

Net written premium	$1,216,050	$1,142,983	$3,705,165	$3,194,893
Change in unearned premium	(19,814)	(97,575)	(252,895)	(231,138)
Net earned premium	1,196,236	1,045,408	3,452,270	2,963,755
Service and fee income (related parties - three months $19,367; $19,250 and nine months $61,137; $57,935)	146,611	126,143	429,082	346,766
Net investment income	59,919	40,425	160,079	111,281
Net realized and unrealized gain (loss) on investments	8,230	17,682	31,304	30,693
Total revenues	1,410,996	1,229,658	4,072,735	3,452,495
Loss and loss adjustment expense	811,048	709,604	2,310,514	1,961,362
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $158,216; $138,036 and nine months $440,561; $385,945)	283,958	258,016	847,395	728,402
Other	137,542	116,900	398,698	313,487
Total expenses	1,232,548	1,084,520	3,556,607	3,003,251
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	178,448	145,138	516,128	449,244
Other income (loss):
Interest expense (net of interest income - related party - three months $2,061; $2,115 and nine months $6,436; $6,514)	(23,950)	(12,862)	(61,388)	(32,763)
Loss on extinguishment of debt	—	(557)	—	(5,271)
Net gain on investment in life settlement contracts net of profit commission	5,485	4,616	28,891	19,085
Foreign currency (loss) gain	(8,320)	24,721	(70,428)	17,355
Acquisition gain on purchase	—	5,826	48,775	5,826
Total other (loss) income	(26,785)	21,744	(54,150)	4,232
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiaries	151,663	166,882	461,978	453,476
Provision (benefit) for income taxes	35,516	(12,649)	91,160	38,635
Income before equity in earnings of unconsolidated subsidiaries	116,147	179,531	370,818	414,841
Equity in earnings of unconsolidated subsidiaries – related parties	1,954	13,477	12,532	23,048
Net income	118,101	193,008	383,350	437,889
Net income attributable to redeemable non-controlling interest and non-controlling interest of subsidiaries	(2,975)	(1,511)	(12,809)	(6,940)
Net income attributable to AmTrust Financial Services, Inc.	115,126	191,497	370,541	430,949
Dividends on preferred stock	(11,576)	(8,789)	(31,943)	(22,797)
Net income attributable to AmTrust common shareholders	$103,550	$182,708	$338,598	$408,152

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(9,461)	$(7,636)	$(26,417)	$(10,118)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(9,461)	(7,636)	(26,417)	(10,118)
Net realized gain (loss) on available for sale securities	14,380	16,049	53,106	29,306
Net unrealized gain on trading securities	3,311	9,269	4,615	11,505
Net realized investment gain (loss)	$8,230	$17,682	$31,304	$30,693

Key measures:
Net loss ratio	67.8%	67.9%	66.9%	66.2%
Net expense ratio	23.7%	24.7%	24.6%	24.6%
Net combined ratio	91.5%	92.6%	91.5%	90.8%

Consolidated Results of Operations for the Three Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $253.3 million, or 14.2%, to $2,034.1 million from $1,780.8 million for the three months ended September 30, 2016 and 2015, respectively. The increase of $253.3 million was attributable to growth primarily in our Small Commercial Business segment, the majority of which was attributable to an increase in the number of workers' compensation policies issued and our acquisition of Republic, which resulted in $120 million of additional gross written premium in this segment during the three months ended September 30, 2016. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisitions of Warranty Solutions in September 2015, which produced $23 million of gross written premium during the three months ended September 30, 2016, and Nationale Borg in May 2016, which produced $27 million of gross written premium during the three months ended September 30, 2016. These increases were partially offset by the negative foreign currency impact of the weakening of the British pound sterling. The increase in our Specialty Program segment was attributable to our acquisition of Republic, which resulted in $62 million of additional gross written premium in this segment during the three months ended September 30, 2016, but was partially offset by the curtailment or termination of certain non-workers' compensation programs.

Net Written Premium. Net written premium increased $73.1 million, or 6.4%, to $1,216.1 million from $1,143.0 million for the three months ended September 30, 2016 and 2015, respectively. The increase (decrease) by segment was: Small Commercial Business - $(1.4) million, Specialty Risk and Extended Warranty - $68.2 million and Specialty Program – $6.2 million. Net written premium increased for the three months ended September 30, 2016 compared to the same period in 2015 due to the increase in gross written premium, partially offset by a decrease in the retention of gross written premium to 59.8% from 64.2% for the three months ended September 30, 2016 and 2015, respectively. In 2016, a larger percentage of premium in our Small Commercial Business segment, specifically from Republic, was ceded to third party reinsurers as compared to the Small Commercial Business premium ceded to third party reinsurers in the same period in 2015. Prior to the Republic acquisition, the majority of Small Commercial Business premium was reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $150.8 million, or 14.4%, to $1,196.2 million from $1,045.4 million for the three months ended September 30, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $23.3 million, Specialty Risk and Extended Warranty — $76.9 million and Specialty Program — $50.5 million. The increase in net earned premium resulted from an increase in gross written premium in the third quarter of 2016 compared to the third quarter of 2015.

Service and Fee Income. Service and fee income increased $20.5 million, or 16.2%, to $146.6 million from $126.1 million for the three months ended September 30, 2016 and 2015, respectively, most of which is attributable to our acquisition of Warranty Solutions. Fees for product warranty registration and claims handling services increased by approximately $4 million. Fees for services provided to Maiden, NGHC and ACP Re were consistent during the three months ended September 30, 2016 as compared to the same period a year ago.

Net Investment Income. Net investment income increased $19.5 million, or 48.2%, to $59.9 million from $40.4 million for the three months ended September 30, 2016 and 2015, respectively. The increase resulted primarily from having a 40.7% higher average value of invested assets during the three months ended September 30, 2016 compared to the same period in 2015, arising from our investment of certain proceeds from stock and debt offerings subsequent to September 30, 2015 and income from investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had a net realized gain on investments of $8.2 million and $17.7 million for the three months ended September 30, 2016 and 2015, respectively. The decrease related primarily to a decrease in realized gains on trading securities, which were $1.0 million and $9.3 million during the three months ended September 30, 2016 and 2015, respectively. In addition, we had realized losses for other-than-temporary impairment of securities during the three months ended September 30, 2016 and 2015 of $9.5 million and $7.6 million, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $101.4 million, or 14.3%, to $811.0 million for the three months ended September 30, 2016 from $709.6 million for the three months ended September 30, 2015. Our loss ratio for the three months ended September 30, 2016 and 2015 of 67.8% and 67.9%, respectively, was consistent period to period. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $25.9 million, or 10.1%, to $284.0 million for the three months ended September 30, 2016 from $258.0 million for the three months ended September 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended September 30, 2016 and 2015 was $161.3 million and $141.1 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and the retention of a smaller percentage of our gross written premium. On a consolidated basis, we retained 59.8% of our gross written premium for the three months ended September 30, 2016, compared to retaining 64.2% of our gross written premium in the third quarter of 2015. Our expense ratio on a consolidated basis decreased period over period as a percentage of earned premium, and was 23.7% and 24.7% during the three months ended September 30, 2016 and 2015, respectively. The decrease resulted primarily from lower expenses on Republic business that is fronted, along with our continuing efforts to leverage our existing workforce and infrastructure.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $33.3 million, or 23.0%, to $178.4 million for the three months ended September 30, 2016 from $145.1 million for the three months ended September 30, 2015. The $33.3 million increase resulted primarily from an increase in investment income. Additionally, we benefited from an increase in earned premium and a lower expense ratio.

Net Interest Expense. Net interest expense for the three months ended September 30, 2016 was $24.0 million, compared to $12.9 million for the same period in 2015. The majority of the increase related to additional interest expense as a result of the issuance of $135 million of subordinated notes in September 2015 and additional debt incurred or assumed in connection with the Republic acquisition, along with increased use of letters of credit.

 Net Gain (Loss) on Investment in Life Settlement Contracts Net of Profit Commission. We recognized gains on investment in life settlement contracts of $5.5 million for the three months ended September 30, 2016 compared to $4.6 million for the three months ended September 30, 2015. The increase in the recognized gain related to an increase in the fair value of the portfolio of policies, partially offset by increases in commission expense. No policies matured during the three months ended September 30, 2016 and two policies matured during the three months ended September 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $8.3 million during the three months ended September 30, 2016 compared to a transaction gain of $24.7 million during the same period in 2015. The loss during the three months ended September 30, 2016 resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacted our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period. This loss was partially offset by a gain as a result of the weakening of the British pound sterling and the Euro compared to the U.S. dollar, which impacts the internal reinsurance transactions between our U.K. and Irish insurance subsidiaries and our Bermuda reinsurance company.

Provision (benefit) for Income Tax. Income tax provision for the three months ended September 30, 2016 was $35.5 million, which resulted in an effective tax rate of 23.4%, compared to an income tax benefit of $12.6 million, which resulted in an effective tax rate of (7.6)%, for the three months ended September 30, 2015. We did not have any benefit from utilization of equalization reserves of our Luxembourg reinsurers in either period. The overall increase in the effective tax rate in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 resulted from a significant favorable return to provision adjustment in the third quarter of 2015 compared to slight unfavorable return to provision adjustment in the third quarter of 2016.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $2.0 million and $13.5 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in 2016 compared to the same period in 2015 resulted, primarily, from a non-recurring realized gain of $9.6 million recognized in the three months ended September 30, 2015 related to a decrease in our ownership percentage of NGHC as the result of NGHC's public offering in August 2015.

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $849.9 million, or 16.4%, to $6,040.3 million from $5,190.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $849.9 million was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments, while growth in our Specialty Program segment was relatively flat. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, and the acquisitions of Republic and ARI, which contributed approximately $262 million of gross written premium. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisitions of Warranty Solutions in September 2015 and Nationale Borg in May 2016, which contributed approximately $69 million and $37 million of gross written premium, respectively, expansion of our existing programs in Europe, and growth within our Lloyd's platform, partially offset by the negative foreign currency impact of the weakening of the British pound sterling. The increase of gross written premium in our Specialty Program segment as a result of the April 2016 acquisition of Republic, which contributed $113 million, was partially offset by the reduction of certain non-workers' compensation programs.

Net Written Premium. Net written premium increased $510.3 million, or 16.0%, to $3,705.2 million from $3,194.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business - $184.1 million, Specialty Risk and Extended Warranty - $258.7 million and Specialty Program – $67.5 million. Net written premium increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to the increase in gross written premium, partially offset by a slight decrease in the retention of gross written premium to 61.3% from 61.6% for the nine months ended September 30, 2016 and 2015, respectively. The slight decrease in retention resulted from a small increase, as compared to the same period in 2015, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premium. Net earned premium increased $488.5 million, or 16.5%, to $3,452.3 million from $2,963.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $193.4 million, Specialty Risk and Extended Warranty — $143.6 million and Specialty Program — $151.6 million. The increase in net earned premium resulted from an increase in gross written premium in the first nine months of 2016 compared to the first nine months of 2015.

Service and Fee Income. Service and fee income increased $82.3 million, or 23.7%, to $429.1 million from $346.8 million for the nine months ended September 30, 2016 and 2015, respectively. Approximately $67 million of the increase is attributable to the acquisition of Warranty Solutions. Fees for services provided to Maiden, NGHC and ACP Re increased by approximately $3 million and fees for product warranty registration and claims handling services increased by $18 million.

Net Investment Income. Net investment income increased $48.8 million, or 43.9%, to $160.1 million from $111.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase resulted primarily from having a 40.8% higher average value of invested assets during the nine months ended September 30, 2016 compared to the same period in 2015 as a result of our investment of certain proceeds from stock and debt offerings occurring since the second half of 2015 and investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $31.3 million and $30.7 million for the nine months ended September 30, 2016 and 2015, respectively. The increase related primarily to an increase in sales of securities in gain positions, but were offset by an increase in other-than-temporary impairments of $26.4 million and $10.1 million for the nine months ended September 30, 2016 and 2015, respectively. We also had a decrease in realized gains from trading securities to $3.4 million from $11.5 million during the nine months ended September 30, 2016 and 2015, respectively.

 Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $349.2 million, or 17.8%, to $2,310.5 million for the nine months ended September 30, 2016 from $1,961.4 million for the nine months ended September 30, 2015. Our loss ratio for the nine months ended September 30, 2016 and 2015 of 66.9% and 66.2%, respectively, was consistent period to period. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $119.0 million, or 16.3%, to $847.4 million for the nine months ended September 30, 2016 from $728.4 million for the nine months ended September 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the nine months ended September 30, 2016 and 2015 was $447.8 million and $389.0 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and a small decrease in our retention of gross written premium. On a consolidated basis, we retained 61.3% of our gross written premium for the nine months ended September 30, 2016, compared to retaining 61.6% of our gross written premium in the comparable period in 2015. Our overall expense ratio was consistent period over period as a percentage of earned premium, and was 24.6% during each of the nine months ended September 30, 2016 and 2015, respectively.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $66.9 million, or 14.9%, to $516.1 million for the nine months ended September 30, 2016 from $449.2 million for the nine months ended September 30, 2015. The $66.9 million increase resulted primarily from an increase in investment income. Additionally, we benefited from an increase in earned premium, partially offset by a higher loss ratio.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2016 was $61.4 million, compared to $32.8 million for the same period in 2015. The majority of the increase related to additional interest expense of approximately $12.4 million incurred from the issuance of an aggregate of $285 million of subordinated notes in June and September 2015. Additionally, we incurred interest expense related to additional debt issued and assumed in connection with the Republic acquisition, along with an overall increase in use of letters of credit.

 Net Gain (Loss) on Investment in Life Settlement Contracts Net of Profit Commission. We recognized gains on investment in life settlement contracts of $28.9 million for the nine months ended September 30, 2016 compared to $19.1 million for the nine months ended September 30, 2015. The increase in the recognized gain related to an increase in the fair value of the portfolio of policies, partially offset by an increase in commission expense. Three policies matured during the nine months ended September 30, 2016 and seven policies matured during the nine months ended September 30, 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $70.4 million during the nine months ended September 30, 2016 compared to a transaction gain of $17.4 million during the same period in 2015. The loss during the nine months ended September 30, 2016 was the result of the weakening of the British pound sterling compared to the Euro, which negatively impacted our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period.

Provision (benefit) for Income Tax. Income tax provision for the nine months ended September 30, 2016 was $91.2 million, which resulted in an effective tax rate of 19.7%, compared to an income tax benefit of $38.6 million, which resulted in an effective tax rate of 8.5% for the nine months ended September 30, 2015. The overall increase in the effective tax rates in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted from a change in profitability by jurisdiction, a significant favorable return to provision adjustment in the third quarter of 2015 compared to a slightly unfavorable return to provision adjustment in third quarter of 2016, and the release of a valuation allowance on a deferred tax asset in the second quarter of 2016.

Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $12.5 million and $23.0 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in 2016 related to a non-recurring realized gain of $9.6 million recognized in the nine months ended September 30, 2015 related to a decrease in our ownership percentage of NGHC as the result of NGHC's public offering in August 2015.

Small Commercial Business Segment Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$998,071	$797,654	$3,124,761	$2,574,602

Net written premium	$457,869	$459,290	$1,684,035	$1,499,922
Change in unearned premium	59,127	34,364	(89,967)	(99,218)
Net earned premium	516,996	493,654	1,594,068	1,400,704

Loss and loss adjustment expense	(344,531)	(320,391)	(1,060,165)	(909,081)
Acquisition costs and other underwriting expenses	(125,412)	(130,792)	(405,854)	(365,184)
	(469,943)	(451,183)	(1,466,019)	(1,274,265)
Underwriting income	$47,053	$42,471	$128,049	$126,439

Key measures:
Net loss ratio	66.6%	64.9%	66.5%	64.9%
Net expense ratio	24.3%	26.5%	25.5%	26.1%
Net combined ratio	90.9%	91.4%	92.0%	91.0%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium.  Gross written premium increased $200.4 million, or 25.1%, to $998.1 million for the three months ended September 30, 2016 from $797.7 million for the three months ended September 30, 2015. The increase was attributable to our acquisition of Republic, an increase in the number of workers' compensation policies issued and improved pricing on our commercial vehicle business. The acquisition of Republic contributed approximately $120 million of gross written premium, and the acquisitions of ARI and Springfield contributed an additional $10 million of gross written premium for the three months ended September 30, 2016.

Net Written Premium. Net written premium decreased $1.4 million, or 0.3%, to $457.9 million for the three months ended September 30, 2016 from $459.3 million for the three months ended September 30, 2015. The decrease resulted from an increase in gross written premium for the three months ended September 30, 2016 compared to the same period in 2015, which was then entirely offset by a decrease in the retention of gross written premium during 2016 compared to 2015. Our retention of gross written premium for the segment was 45.9% and 57.6% for the three months ended September 30, 2016 and 2015, respectively. We ceded a large portion of the gross written premium generated in connection with our acquisition of Republic to third party reinsurers, which resulted in the decrease in retention of gross written premium period over period.

Net Earned Premium. Net earned premium increased $23.3 million, or 4.7%, to $517.0 million for the three months ended September 30, 2016 from $493.7 million for the three months ended September 30, 2015. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended September 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $24.1 million, or 7.5%, to $344.5 million for the three months ended September 30, 2016 from $320.4 million for the three months ended September 30, 2015. Our loss ratio for the segment for the three months ended September 30, 2016 increased to 66.6% compared to 64.9% for the three months ended September 30, 2015. The increase in the loss ratio was the result, primarily, of higher current accident year selected ultimate losses as compared to selected ultimate losses in the prior period, which related to growth in our non-workers' compensation business, to which we assign a higher ultimate loss selection. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses decreased $5.4 million, or (4.1)%, to $125.4 million for the three months ended September 30, 2016 from $130.8 million for the three months ended September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $71.9 million and $70.8 million earned during the three months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 24.3% and 26.5% for the three months ended September 30, 2016 and 2015, respectively. The decrease was a result of business fronted by Republic that generates expenses that are fully reimbursed by the insurance carrier for which it fronts, along with our continuing efforts to leverage our existing workforce and infrastructure.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $4.6 million, or 10.8%, to $47.1 million for the three months ended September 30, 2016 from $42.5 million for the three months ended September 30, 2015. The increase resulted primarily from an increase to earned premium and a decrease in the expense ratio during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, partially offset by an increase in the loss ratio.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium.  Gross written premium increased $550.2 million, or 21.4%, to $3,124.8 million for the nine months ended September 30, 2016 from $2,574.6 million for the nine months ended September 30, 2015. The increase was attributable to an increase in the number of workers' compensation policies issued, improved pricing on commercial vehicle business and continued growth in California, New York and Florida. The acquisition of Republic contributed approximately $222 million of incremental gross written premium, and the acquisitions of ARI and Springfield contributed an additional $40 million of gross written premium for the nine months ended September 30, 2016.

Net Written Premium. Net written premium increased $184.1 million, or 12.3%, to $1,684.0 million for the nine months ended September 30, 2016 from $1,499.9 million for the nine months ended September 30, 2015. The increase resulted from an increase in gross written premium for the nine months ended September 30, 2016 compared to the same period in 2015, partially offset by a decrease in the retention of gross written premium during 2016 compared to 2015. Our retention of gross written premium for the segment decreased to 53.9% from 58.3% for the nine months ended September 30, 2016 and 2015, respectively, primarily because we ceded to third party reinsurers a large portion of the gross written premium generated as result of our 2016 acquisition of Republic.

Net Earned Premium. Net earned premium increased $193.4 million, or 13.8%, to $1,594.1 million for the nine months ended September 30, 2016 from $1,400.7 million for the nine months ended September 30, 2015. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended September 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $151.1 million, or 16.6%, to $1,060.2 million for the nine months ended September 30, 2016 from $909.1 million for the nine months ended September 30, 2015. Our loss ratio for the segment for the nine months ended September 30, 2016 increased to 66.5% compared to 64.9% for the nine months ended September 30, 2015. The increase in the loss ratio was the result, primarily, of higher current accident year selected ultimate losses as compared to selected ultimate losses in the prior period, which related to growth in our non-workers' compensation business, to which we assign a higher ultimate loss selection. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $40.7 million, or 11.1%, to $405.9 million for the nine months ended September 30, 2016 from $365.2 million for the nine months ended September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $218.5 million and $195.0 million earned during the nine months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 25.5% and 26.1% for the nine months ended September 30, 2016 and 2015, respectively, and decreased primarily from earned premium increasing at a larger rate compared to the increase in acquisition costs and other underwriting expenses. The business fronted by Republic, which was a large percentage of the business in this segment during the nine months ended September 30, 2016, has much lower expenses than the business in the comparative 2015 period.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $1.6 million, or 1.3%, to $128.0 million for the nine months ended September 30, 2016 from $126.4 million for the nine months ended September 30, 2015. The increase resulted primarily from an increase to earned premium and a decrease in the expense ratio, partially offset by an increase in the loss ratio during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$598,977	$577,284	$1,779,984	$1,528,017

Net written premium	$448,847	$380,600	$1,233,741	$975,073
Change in unearned premium	(21,526)	(30,218)	(126,695)	(11,592)
Net earned premium	427,321	350,382	1,107,046	963,481

Loss and loss adjustment expense	(293,956)	(253,136)	(736,220)	(647,121)
Acquisition costs and other underwriting expenses	(89,784)	(69,876)	(237,967)	(197,450)
	(383,740)	(323,012)	(974,187)	(844,571)
Underwriting income	$43,581	$27,370	$132,859	$118,910

Key measures:
Net loss ratio	68.8%	72.2%	66.5%	67.2%
Net expense ratio	21.0%	20.0%	21.5%	20.5%
Net combined ratio	89.8%	92.2%	88.0%	87.7%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $21.7 million, or 3.8%, to $599.0 million for the three months ended September 30, 2016 from $577.3 million for the three months ended September 30, 2015. The increase in our U.S. business was the result of organic growth, expansion of existing business and the acquisition of Warranty Solutions, which contributed $23 million of gross written premium. Our May 2016 acquisition of Nationale Borg added gross written premium of $27 million to our European business, but fluctuations in European currencies reduced our gross written premiums during the third quarter of 2016 by approximately $25 million.

Net Written Premium. Net written premium increased $68.2 million, or 17.9%, to $448.8 million for the three months ended September 30, 2016 from $380.6 million for the three months ended September 30, 2015. The increase resulted from an increase of gross written premium for the three months ended September 30, 2016 compared to the same period in 2015 and an increase in our retention of gross written premium to 74.9% from 65.9% for the three months ended September 30, 2016 and 2015, respectively. The increase in the retention of gross written premium related, primarily, to the Warranty Solutions business, acquired in September 2015, which is not reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $76.9 million, or 22.0%, to $427.3 million for the three months ended September 30, 2016 from $350.4 million for the three months ended September 30, 2015. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from an increase in net written premium, partially offset by the writing of a higher mix of longer term business during the twelve months ended September 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $40.8 million, or 16.1%, to $294.0 million for the three months ended September 30, 2016 from $253.1 million for the three months ended September 30, 2015. Our loss ratio for the segment for the three months ended September 30, 2016 decreased to 68.8% compared to 72.2% for the same period in 2015. The decrease in the loss ratio resulted from lower selected ultimate losses for current accident years as compared to originally selected ultimate losses in prior accident years from a stabilizing of our ultimate losses on certain casualty lines in our European specialty risk and extended warranty business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $19.9 million, or 28.5%, to $89.8 million for the three months ended September 30, 2016 from $69.9 million for the three months ended

September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $50.4 million and $37.8 million earned during the three months ended September 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 21.0% for the three months ended September 30, 2016 compared to 20.0% for the three months ended September 30, 2015. The increase in the expense ratio resulted from increases in policy acquisition expense, predominantly as a result of the Warranty Solutions acquisition.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $16.2 million, or 59.2%, to $43.6 million for the three months ended September 30, 2016 from $27.4 million for the three months ended September 30, 2015. The increase was attributable to an increase in the segment's earned premium and a decrease in the segment’s loss ratio during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $252.0 million, or 16.5%, to $1,780.0 million for the nine months ended September 30, 2016 from $1,528.0 million for the nine months ended September 30, 2015. We experienced growth both domestically and in our European business during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. In our European business, we grew our core businesses, including warranty and general liability products, and our Lloyd's business during the nine months of 2016 compared to the same period in 2015. Our May 2016 acquisition of Nationale Borg added gross written premium of $37 million to our European business, while fluctuations in European currencies reduced our gross written premiums during 2016 by approximately $84 million. Our U.S. business increased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily based on growth in existing businesses and the acquisition of Warranty Solutions, which contributed $69 million of gross written premium.

Net Written Premium. Net written premium increased $258.7 million, or 26.5%, to $1,233.7 million for the nine months ended September 30, 2016 from $975.1 million for the nine months ended September 30, 2015 as a result of an increase of gross written premium for the nine months ended September 30, 2016 compared to the same period in 2015, and an increase in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 69.3% and 63.8% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the retention of gross written premium related, primarily, to the Warranty Solutions business, acquired in September 2015, which is not reinsured under the Maiden Quota Share agreement

Net Earned Premium. Net earned premium increased $143.6 million, or 14.9%, to $1,107.0 million for the nine months ended September 30, 2016 from $963.5 million for the nine months ended September 30, 2015. Net earned premium increased due to an increase in net written premium, which was partially offset by the writing of a larger percentage of longer term business during the twelve months ended September 30, 2016 compared to the same period in 2015, which is earned ratably over the term of a policy.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $89.1 million, or 13.8%, to $736.2 million for the nine months ended September 30, 2016 from $647.1 million for the nine months ended September 30, 2015. Our loss ratio for the segment for the nine months ended September 30, 2016 decreased to 66.5% compared to 67.2% for the same period in 2015. The decrease in the loss ratio resulted from having a higher percentage of earned premium in lines of business with lower ultimate loss selections during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $40.5 million, or 20.5%, to $238.0 million for the nine months ended September 30, 2016 from $197.5 million for the nine months ended September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $125.8 million and $105.5 million earned during the nine months ended September 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 21.5% for the nine months ended September 30, 2016 compared to 20.5% for the nine months ended September 30, 2015. The increase in the expense ratio resulted from increases in policy acquisition expenses from our acquisition of Warranty Solutions.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $13.9 million, or 11.7%, to $132.9 million for the nine months ended September 30, 2016 from $118.9 million for the nine months ended September 30, 2015. The increase was attributable to an increase in the segment's earned premium and a decrease in the segment’s loss ratio during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Specialty Program Segment Results of Operations for The Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Gross written premium	$437,050	$405,875	$1,135,539	$1,087,719

Net written premium	$309,334	$303,093	$787,389	$719,898
Change in unearned premium	(57,415)	(101,721)	(36,233)	(120,328)
Net earned premium	251,919	201,372	751,156	599,570

Loss and loss adjustment expense	(172,561)	(136,077)	(514,129)	(405,160)
Acquisition costs and other underwriting expenses	(68,762)	(57,348)	(203,574)	(165,768)
	(241,323)	(193,425)	(717,703)	(570,928)
Underwriting income	$10,596	$7,947	$33,453	$28,642

Key measures:
Net loss ratio	68.5%	67.6%	68.4%	67.6%
Net expense ratio	27.3%	28.5%	27.1%	27.6%
Net combined ratio	95.8%	96.1%	95.5%	95.2%

Specialty Program Segment Results of Operations for the Three Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $31.2 million, or 7.7%, to $437.1 million for the three months ended September 30, 2016 from $405.9 million for the same period in 2015. The majority of the increase, $62 million, resulted from the acquisition of Republic. The increase was partially offset by the termination or curtailment of certain workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $6.2 million, or 2.1%, to $309.3 million for the three months ended September 30, 2016 from $303.1 million for the same period in 2015 as a result of a small increase in gross written premium for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, offset by the cession of a larger percentage of gross written premium to reinsurers during 2016 compared to 2015. Our overall retention of gross written premium for the segment was 70.8% and 74.7% for the three months ended September 30, 2016 and 2015, respectively. The decrease in the retention of gross written premium related to an increase in business written that is reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $50.5 million, or 25.1%, to $251.9 million for the three months ended September 30, 2016 from $201.4 million for the same period in 2015. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the twelve months ended September 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $36.5 million, or 26.8%, to $172.6 million for the three months ended September 30, 2016, compared to $136.1 million for the same period in 2015. Our loss ratio for the segment increased to 68.5% compared to 67.6% for the three months ended September 30, 2016 and 2015, respectively. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years. This was the result, primarily, of revisions to our selected ultimate losses on certain casualty lines due to an increase in our incurred but not reported claim reserves. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $11.4 million, or 19.9%, to $68.8 million for the three months ended September 30, 2016 from $57.3 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $39.0 million and $30.9 million earned during the three months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its proportionate share of our overall policy acquisition expense. The expense ratio was 27.3% for the three months ended September 30, 2016 compared to 28.5% for the three months ended September 30, 2015. The decrease in the expense ratio during the three months ended September 30, 2016 related to the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment, along with our continuing efforts to leverage our existing workforce and infrastructure.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $2.6 million, or 33%, to $10.6 million for the three months ended September 30, 2016 from $7.9 million for the three months ended September 30, 2015. The increase resulted from higher earned premium and a decrease in the expense ratio in 2016 compared to 2015.

Specialty Program Segment Results of Operations for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

Gross Written Premium. Gross written premium increased $47.8 million, or 4.4%, to $1,135.5 million for the nine months ended September 30, 2016 from $1,087.7 million for the same period in 2015. Gross written premium increased modestly period over period as the increase in gross written premium from the acquisition of Republic, which contributed $113 million of gross written premium, was offset by the termination or curtailment of certain workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $67.5 million, or 9.4%, to $787.4 million for the nine months ended September 30, 2016 from $719.9 million for the same period in 2015. The increase in net written premium resulted from an increase in gross written premium for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, and the cession of a smaller percentage of gross written premium to reinsurers during 2016 compared to 2015. Our overall retention of gross written premium for the segment was 69.3% and 66.2% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the retention of gross written premium related to an increase, as compared to the same period in 2015, in business written that is not reinsured under the Maiden Quota Share agreement.

Net Earned Premium. Net earned premium increased $151.6 million, or 25.3%, to $751.2 million for the nine months ended September 30, 2016 from $599.6 million for the same period in 2015. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for the annual period prior to the twelve months ended September 30, 2016 compared to the same period in 2015.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased $109.0 million, or 26.9%, to $514.1 million for the nine months ended September 30, 2016, compared to $405.2 million for the same period in 2015. Our loss ratio for the segment increased to 68.4% compared to 67.6% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years. This was the result, primarily, of revisions to our selected ultimate losses on certain casualty lines due to an increase in our incurred but not reported claim reserves. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $37.8 million, or 22.8%, to $203.6 million for the nine months ended September 30, 2016 from $165.8 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $107.6 million and $88.5 million earned during the nine months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 27.1% for the nine months ended September 30, 2016 compared to 27.6% for the nine months ended September 30, 2015. The decrease in the expense ratio during the nine months ended September 30, 2016 related to the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $4.8 million, or 16.8%, to $33.5 million for the nine months ended September 30, 2016 from $28.6 million for the nine months ended September 30, 2015 due to an increase in earned premium and a reduction in expense ratio, partially offset by an increase in the loss ratio in 2016 compared to 2015.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short-term and long-term bases. Cash payments for claims were approximately $1,867 million and $1,391 million in the nine months ended September 30, 2016 and 2015, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity for at least twelve months to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses. We anticipate net income from operations will create sufficient additional surplus at our insurance subsidiaries, which will fund our growth. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth and manage our debt profile. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected.

The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$839,914	$468,108
Investing activities	(835,920)	(959,608)
Financing activities	182,325	507,624

Net cash provided by operating activities for the nine months ended September 30, 2016 increased compared to cash provided by operating activities in the nine months ended September 30, 2015. The increase in cash provided from operations resulted primarily from an increase in reinsurance premium payable, loss and loss expense reserves and deferred tax liabilities in 2016 compared to 2015.

Net cash used in investing activities was approximately $835.9 million during the nine months ended September 30, 2016 and consisted primarily of approximately $415 million for the net purchase of fixed maturity securities, equity securities and short-term investments, approximately $176 million for an increase in restricted cash, approximately $139 million for acquisitions, and approximately $94 million for capital expenditures. Net cash used in investing activities was $960 million for the nine months ended September 30, 2015 and consisted primarily of approximately $659 million for the net purchase of fixed maturity securities, equity securities, and short-term investments, approximately $71 million for restricted cash, approximately $220 million for acquisitions and approximately $100 million for capital expenditures, partially offset by the net proceeds of approximately $86 million received from the maturity of life settlement contracts.

Net cash provided by financing activities was approximately $182 million for the nine months ended September 30, 2016 compared to approximately $508 million net cash provided by financing activities during the nine months ended September 30, 2015. In 2016, we issued preferred stock for approximately $417 million and entered into secured loans of approximately $46 million, which was partially offset by common and preferred stock dividends paid of approximately $110 million, and approximately $152 million to repurchase shares of our stock. In 2015, we issued preferred stock for approximately $177 million, common stock for approximately $172 million, issued $285 million in subordinated notes, and utilized our revolving credit facility for $10 million, which was partially offset by common and preferred stock dividends paid of $83 million, and approximately $62 million paid to settle conversions of our 2021 Notes.

Other Material Changes in Financial Position

(Amounts in thousands)	September 30, 2016	December 31, 2015
Selected Assets:
Fixed maturities, available-for-sale	$7,043,815	$5,433,797
Premium receivable, net	2,405,638	2,115,653
Reinsurance recoverable	4,040,073	3,008,670

Selected Liabilities:
Loss and loss expense reserve	9,427,770	7,208,367
Unearned premium	4,900,926	4,014,728
Debt	1,235,316	989,356

The increase in fixed maturities, available-for-sale, from December 31, 2015 to September 30, 2016 was primarily attributable to the acquisitions and utilization of cash from our two preferred shared offerings during the nine months ended September 30, 2016. The increase in premium receivable, net related to higher premium writings and the acquisition of Republic. The majority of the increase in reinsurance recoverable related to the acquisition of Republic. The increase in loss and loss expense reserve and unearned premium related to an increase in premium writings and acquisitions. The increase in debt related primarily to the debt incurred and assumed in connection with the acquisition of Republic.

Common Stock

The Company implemented a two-for-one stock split on February 2, 2016.

Preferred Stock

We have outstanding six separate series (Series A through F) of non-cumulative preferred stock. Five of these series (Series B, C, D, E and F) were issued in offerings using depositary shares, each representing a 1/40th interest in a share of the particular series of preferred stock. Dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year.

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the nine months ended September 30, 2016 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$1,941
B	7.25	105,000	4,200,000	1,000	101,702	1,903
C	7.625	80,000	3,200,000	1,000	77,480	1,525
D	7.50	182,500	7,300,000	1,000	176,529	3,422
E	7.75	143,750	5,750,000	1,000	139,042	2,785
F	6.95	287,500	11,500,000	1,000	278,222	—

For a detailed description of our Series A Preferred Stock and Series B, C and D Preferred Stock represented by depositary shares, refer to Note 20. “Stockholder’s Equity” in Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K. For a detailed description related to our Series E and F Preferred Stock represented by depositary shares, refer to Note 15. “Stockholder’s Equity and Accumulated Other Comprehensive Income (Loss)” to the accompanying financial statements included elsewhere in this report.

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a revolving credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of September 30, 2016, we had outstanding borrowings of $130 million and outstanding letters of credit in place under this Credit Agreement of $114.2 million, which reduced the total aggregate availability under the facility to $99.9 million and the availability for letters of credit to $60.8 million.

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

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $3.4 million and $2.6 million for nine months ended September 30, 2016 and 2015, respectively.

Funds at Lloyd's facility

We use this £300 million (or $389 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206 and 44 for the 2016 underwriting year of account, as well as prior open years of account. The facility is 35% secured by a pledge of a collateral account.

Fees payable under this letter of credit facility include a letter of credit issuance fee payable on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured portion of the letters of credit determined based on AII's then-current financial strength rating issued by A.M. Best. As of September 30, 2016, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on AII's A.M. Best financial strength rating of “A”. We also pay a commitment fee of 0.35% per year on the aggregate unutilized and uncanceled amount of the facility, and pay a facility fee upon closing of 0.15% of the total aggregate commitment.

As of September 30, 2016, the Company had outstanding letters of credit of £300.0 million (or $380.5 million) in place under this credit facility, which reduced the aggregate availability under this facility to £6.8 million (or $8.8 million). We recorded total interest expense of approximately $3.4 million and $2.3 million during the nine months ended September 30, 2016 and 2015, respectively.

Other letter of credit facilities

We, through one of our subsidiaries, have a secured letter of credit facility with Comerica Bank that we utilize to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers’ compensation and Federal Longshore and Harbor Workers’ Compensation Act policyholders. The credit limit is for $75 million, of which $48.1 million was utilized as of September 30, 2016. We are required to pay a letter of credit participation fee for each letter of credit in the amount of 0.40%. In addition, we, through certain subsidiaries, have additional existing stand-by letters of credit with various lenders in the amount of $1.6 million as of September 30, 2016.

Through our acquisition of Nationale Borg, we assumed their existing credit facilities pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. The credit facilities are with Deutsche Bank Netherlands N.V. and ING Bank N.V. and are primarily used to obtain guarantees for the benefit of financial institutions. The credit limit under these credit facilities is approximately £76.6 million (or $88.4 million). The credit facilities were utilized for £56.2 million (or $63.2 million) as of September 30, 2016. We recorded total interest expense of $0.4 million for the nine months ended September 30, 2016.

For further information on these credit facilities, including applicable restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $215 million of Convertible Senior Notes due 2044 ("2044 Notes"), with a carrying value of approximately $165 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally, we have an outstanding principal balance of $6 million of Convertible Senior Notes due 2021 ("2021 Notes"), with a carrying a value of approximately $5 million, that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $9.4 million and $9.1 million during the nine months ended September 30, 2016 and 2015, respectively. Interest expense recognized on the 2021 Notes was $0.3 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 ("2023 Notes"), with a carrying value of approximately $248 million, that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of September 30, 2016, the consolidated leverage ratio was less than 30%. Interest expense recognized on the 2023 Notes was approximately $11.7 million and $11.7 million for the nine months ended September 30, 2016 and 2015, respectively. For further information on the 2023 Notes, including restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "7.25% 2055 Notes"), with a carrying value of approximately $145 million that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The 7.25% 2055 Notes mature on June 15, 2055. We have the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.25% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $8.3 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively. For further information on the 7.25% 2055 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

2035-2037 Notes

We have outstanding $124 million aggregate principal amount of four junior subordinated debenture notes ("2035-2037 Notes"). These debenture notes, maturing between 2035 and 2037, were issued by us using the proceeds from issuing trust preferred securities in connection with establishing four special purpose trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $4.6 million and $5.2 million for the nine months ended September 30, 2016 and 2015, respectively. For further information on the 2035-2037 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

2033-2037 TPS Notes

Through our acquisition of Republic, we assumed $93 million aggregate principal amount of five junior subordinated debenture notes ("2033-2037 TPS Notes"). These debenture notes mature between 2033 and 2037. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $1.8 million for the nine months ended September 30, 2016.

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes"), with a carrying value of approximately $131 million, that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $7.7 million for the nine months ended September 30, 2016. For further information on the 7.50% 2055 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Delek Promissory Note

We have outstanding a term promissory note to Delek Finance U.S. Inc. in the amount of $104.7 million that we issued as part of the consideration for our acquisition of Republic. The principal will be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event we are required to pay indebtedness under our revolving credit facility or our 2023 Notes on an accelerated basis, the holder of the term promissory note may cause us to repay unpaid principal and interest immediately. We recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $2.8 million for the nine months ended September 30, 2016.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the nine months ended September 30, 2016.

Contractual Obligations

During the nine months ended September 30, 2016, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $1,981 million, or 28.4%, to $8.9 billion for the nine months ended September 30, 2016 from $7.0 billion as of December 31, 2015. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the nine months ended September 30, 2016 compared to December 31, 2015 was primarily attributable to the acquisition of ARI, Genworth, Nationale Borg and Republic, as well as the utilization of excess cash from our equity offerings during 2016. Our fixed maturity securities had a fair value of $7.0 billion and an amortized cost of $6.8 billion as of September 30, 2016. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $200.2 million with a cost of $194.1 million as of September 30, 2016.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	September 30, 2016		December 31, 2015
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,649,995	18.4%	$1,312,669	18.9%
Short-term investments	49,008	0.5	84,266	1.2
U.S. treasury securities	295,721	3.3	70,759	1.0
U.S. government agencies	7,679	0.1	45,558	0.7
Municipals	875,989	9.8	540,426	7.8
Foreign government	142,262	1.6	113,745	1.6
Commercial mortgage back securities	179,717	2.0	151,318	2.2
Residential mortgage backed securities:
Agency backed	1,061,245	11.9	974,838	14.0
Non-agency backed	63,195	0.7	120,229	1.7
Collateralized loan / debt obligations	425,669	4.8	226,094	3.2
Asset-backed securities	25,581	0.3	31,837	0.5
Corporate bonds	3,966,757	44.4	3,158,993	45.3
Preferred stocks	3,996	—	4,989	0.1
Common stocks	196,186	2.2	126,779	1.8
	$8,943,000	100.0%	$6,962,500	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2016 and December 31, 2015, as rated by Standard and Poor’s:

	September 30, 2016	December 31, 2015
U.S. Treasury	4.2%	1.3%
AAA	5.3	12.2
AA	33.0	29.0
A	29.7	28.8
BBB, BBB+, BBB-	24.8	25.8
BB, BB+, BB-	2.0	1.9
B, B+, B-	0.6	0.1
Other	0.4	0.9
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.19	2.9	1.73	3.9
U.S. government agencies	1.71	4.5	2.63	4.2
Foreign government	1.84	5.9	2.27	5.7
Corporate bonds	3.36	5.9	3.33	6.1
Municipal bonds	3.03	7.4	3.33	6.9
Collateralized loan / debt obligations	4.98	0.6	4.22	1.1
Mortgage and asset backed securities	3.18	5.3	3.38	4.6

As of September 30, 2016, the weighted average duration of our fixed income securities was approximately 5.54 years and had an average yield of 3.26%.

Other investments represented approximately 1.4% and 1.4% of our total investment portfolio as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, other investments consisted primarily of real estate partnerships totaling $80 million, private limited partnerships totaling $20 million, an interest in a syndicated term loan of $6 million, and annuity and other investments totaling $19 million. At December 31, 2015, other investments consisted primarily of real estate partnerships totaling $64.9 million, private limited partnerships totaling $21.2 million, an interest in a syndicated term loan of $6.3 million, and annuity and other investments totaling $6.7 million.

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

The total impairment charges of our fixed and equity securities classified as available-for-sale for the nine months ended September 30, 2016 and 2015 are presented in the table below:

(Amounts in Thousands)	2016	2015
Equity securities	$19,977	$1,276
Fixed maturity securities	—	8,842
Other investments	6,440	$—
	$26,417	$10,118

Additionally, we had gross unrealized losses of $37.7 million related to available-for-sale fixed maturity securities and $6.3 million related to available-for-sale equity securities during the nine months ended September 30, 2016.

As of September 30, 2016, we own 2,242 purchase lots of corporate bonds in the financial institutions, industrial, and other sectors, which account for approximately 31%, 22.3% and 3%, respectively, and 87% in the aggregate of the total fair value of our fixed maturity securities, and 48%, 34% and 5%, respectively, and 56% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $6.3 million as of September 30, 2016 are not material to our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities (excluding $49.0 million of short-term deposits) with a fair value of $7.0 billion and carrying value of $6.8 billion as of September 30, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of September 30, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$6,396,955	$(646,860)	(17.5)%
100 basis point increase	6,704,445	(339,370)	(9.2)%
No change	7,043,815	—	—
100 basis point decrease	7,391,031	347,216	9.4%
200 basis point decrease	7,754,123	710,308	19.2%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $1,420 million of debt instruments (including a $168.0 million Maiden collateral loan) of which $943 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $4.8 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

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

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euros and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $70.3 million after tax realized currency loss based on our outstanding foreign denominated reserves of $2,163 million at September 30, 2016.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of September 30, 2016, the equity securities in our investment portfolio had a fair value of $200.2 million, representing approximately 2% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of September 30, 2016.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
25% increase	$250,228	$50,046	1.0%
No change	200,182	—
25% decrease	150,136	(50,046)	(1.0)%

Off Balance Sheet Risk. Securities sold but not yet purchased represent our obligations to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. Our liability for securities to be delivered is measured at fair value and, as of September 30, 2016, was $23.8 million and consisted primarily of equity securities. These transactions result in off-balance sheet risk, as our ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at September 30, 2016.

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

Securities Derivative Suit

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

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. Except as reported in Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a $150 million share repurchase program. In the second quarter of 2016, we entered into an amendment to our $350 million credit facility that expanded the restrictive covenant related to our repurchase of shares of our outstanding common stock. In connection with the amendment, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. We completed approximately $48.8 million of common share repurchases during the third quarter of 2016 under this authorization.

The following table summarizes our stock repurchases for the three-month period ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program (1)
July 1 - 31, 2016	1,899,645	24.39	1,899,645	$140,380,405
August 1 - 31, 2016	103,390	24.34	103,390	137,864,237
September 1 - 30, 2016	—	—	—	137,864,237
Total	2,003,035		2,003,035	$137,864,237

(1) In April 2016, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. From January 1, 2016 through September 30, 2016, we repurchased 6,167,993 common shares for approximately $152.3 million under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1
Certificate of Designations of 6.95% Non-Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016).

4.1
Form of Stock Certificate evidencing 6.95% Non-Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016).

4.2
Deposit Agreement, dated September 27, 2016, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016).

4.3	Form of depositary receipt (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016).

10.1	Endorsement No. 3 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited and Maiden Reinsurance Ltd. (filed herewith).

10.2	Endorsement No. 4 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited and Maiden Reinsurance Ltd. (filed herewith).

10.3
Amendment No. 6, dated July 13, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on July 15, 2016).

10.4
Restatement Agreement, dated July 28, 2016, among the Company as Administrative Agent, ACP Re, Ltd., Tower Group International, Ltd., ACP Re Holdings, LLC, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 21, 2016).

10.5
Amended and Restated Credit Agreement, dated September 20, 2016, among the Company as Administrative Agent. ACP Re Holdings, LLC, the Michael Karfunkel Family 2005 Trust, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 21, 2016).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2016.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2016.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2016.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2016.

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	November 9, 2016	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer